Form 10-Q
period 1996-11-30
CAL MAINE FOODS INC
filed 1997-01-17
CIK 16160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

 [X] Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
     Exchange Act of 1934

               For the quarterly period ended November 30, 1996

                                      OR

 [ ] Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

     For the transition period from ____________ to ____________

Commission file number:  000-04892

                             CAL-MAINE FOODS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     64-0500378
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

            3320 WOODROW WILSON AVENUE, JACKSON, MISSISSIPPI 39209
              (Address of principal executive offices)(Zip Code)

                                (601) 948-6813
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X]

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of January 10, 1997.

     Common Stock, $0.01 par value              12,032,000 shares

     Class A Common Stock, $0.01 par value      1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION                                           NUMBER

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 November 30, 1996 and June 1, 1996                        3

                 Condensed Consolidated Statements of Operations -
                 Three Months and Six Months Ended
                 November 30, 1996 and December 2, 1995                    4

                 Condensed Consolidated Statements of Cash Flow -
                 Six Months Ended November 30, 1996 and December 2, 1995   5

                 Notes to Condensed Consolidated Financial Statements      6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                        11

     Signatures                                                           11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 NOVEMBER 30, 1996         JUNE 1, 1996
                                                                    (unaudited)                (note)
ASSETS
Current assets
     Cash and cash equivalents                                      $    9,033              $    3,959
     Accounts receivable, net                                           20,014                  14,007
     Inventories - note 2                                               42,919                  40,970
     Prepaid expenses and other current assets                             554                   1,512
                                                                     ---------               ---------
Total current assets                                                    72,520                  60,448

Notes receivable and investments                                         5,275                   5,318
Other assets                                                             1,039                     529

Property, plant and equipment                                          146,505                 142,237
Less accumulated depreciation                                          (62,848)                (58,541)
                                                                     ---------               ---------
                                                                        83,657                  83,696
                                                                     ---------               ---------
     TOTAL ASSETS                                                   $  162,491              $  149,991
                                                                     =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                          $   27,746              $   20,094
     Current maturities of long-term debt                                4,297                   4,257
     Current deferred income taxes                                       9,355                   9,355
                                                                                             ---------
Total current liabilities                                               41,398                  33,706

Long-term debt, less current maturities                                 56,539                  59,169
Deferred expenses                                                        7,655                   7,655
Deferred income taxes                                                    2,017                   1,561
                                                                     ---------               ---------
     Total liabilities                                                 107,609                 102,091

Stockholders' equity
     Common stock $0.01 par value per share
     Authorized shares - 30,000,000 at November 30, 1996,
           18,000,000 at June 1, 1996
     Issued and outstanding shares - 15,835,200 at
           November 30, 1996 and 17,035,200 at June 1, 1996                158                     170
     Class A common stock $0.01 par value, authorized
      and issued 1,200,000 shares, none at June 1, 1996                     12                       0
     Paid-in capital                                                     8,225                   8,229
     Retained earnings                                                  54,086                  47,058
     Common stock in treasury - 5,533,200 shares at November 30,
      1996 and 5,522,400 shares at June 1, 1996                         (5,905)                 (5,863)
     Note receivable from stockholder                                   (1,694)                 (1,694)
          Total stockholders' equity                                    54,882                  47,900

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   162,491             $   149,991
                                                                    ==========              ==========

     See note  next  page.  See  notes  to  condensed  consolidated  financial statements.
                                       3

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                    13 WEEKS ENDED                             26 WEEKS ENDED
                                        NOVEMBER 30, 1996    DECEMBER 2, 1995      NOVEMBER 30, 1996    DECEMBER 2, 1995
Net sales                                   $   78,629           $   71,981            $  144,192          $  128,200
Cost of sales                                   60,783               57,656               116,495             109,041
                                             ---------            ---------             ---------           ---------
     Gross profit                               17,846               14,325                27,697              19,159
Selling, general and administrative              7,102                7,329                14,242              13,898
                                             ---------            ---------             ---------           ---------
     Operating income                           10,744                6,996                13,455               5,261
Other income (expense)
     Interest expense                           (1,182)              (1,513)               (2,298)             (2,970)
     Other                                         200                  349                   399                 940
                                             ---------            ---------             ---------           ---------
                                                  (982)              (1,164)               (1,899)             (2,030)
                                             ---------            ---------             ---------           ---------

     Income before income taxes                  9,762                5,832                11,556               3,231
Income tax expense                               3,831                2,168                 4,528               1,202
                                             ---------            ---------             ---------           ---------
     NET INCOME                             $    5,931           $    3,664            $    7,028          $    2,029
                                             =========            =========             =========           =========
Net income per common share                 $     0.52           $     0.31            $     0.61          $     0.17
                                             =========            =========             =========           =========
Weighted average shares outstanding             11,502               11,640                11,507              11,643
                                             =========            =========             =========           =========

Note: The balance sheet at June 1, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                                     26 WEEKS ENDED
                                                                        NOVEMBER 30, 1996    DECEMBER 2, 1995
Cash flows from operating activities                                        $  12,920             $  4,086

Cash flows from investing activities
     Purchases of property, plant and equipment                                (5,518)              (4,611)
     Payments received on notes receivable and from investments                    34                   32
     Increase in note receivable and investments                                    0                 (200)
     Net proceeds from sale of property, plant and equipment                      274                  324
                                                                             --------              -------
Net cash used in investing activities                                          (5,210)              (4,455)

Cash flows from financing activities
     Net borrowings under line of credit                                            0                2,500
     Additional long-term borrowings                                            1,000                2,500
     Principal payments on long-term debt and capital leases                   (3,590)              (2,564)
     Purchases of common stock for treasury                                       (42)                 (69)
     Redemption of fractional shares of common stock                               (4)                  (1)
                                                                             --------              -------
Net cash provided by (used in) financing activities                            (2,636)               2,366
                                                                             --------              -------
Increase in cash and cash equivalents                                           5,074                1,997

Cash and cash equivalents at beginning of period                                3,959                3,050
                                                                             --------              -------
Cash and cash equivalents at end of period                                  $   9,033             $  5,047
                                                                             ========              =======

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                               November 30, 1996
                                  (unaudited)


1.  Presentation of Interim Information

     In  the  opinion  of  the  management  of  Cal-Maine  Foods,   Inc.  (the
"Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1996, and the results of operations for the thirteen weeks and twenty-six weeks ended November 30, 1996 and December 2, 1995, and the cash flows for the twenty-six weeks ended November 30, 1996 and December 2, 1995. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated December 11, 1996.

2.  Inventories

    Inventories consisted of the following:

                                       NOVEMBER 30, 1996             JUNE 1, 1996
         Flocks                            $  25,445                  $  23,501
         Eggs and egg products                 4,026                      3,127
         Feed and supplies                     9,390                     10,424
         Livestock                             4,058                      3,918
                                            --------                   --------
                                           $  42,919                  $  40,970
                                            ========                   ========

3.  Impact of Recently Issued Accounting Standards

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted Statement 121 in the first quarter of fiscal 1997, the effect of which was not material (unaudited) to the Company's financial position or operations.

4.  Subsequent Events

     On December 11, 1996, the Company sold 1,400,000 shares of common stock at a price of $7 per share in an underwritten public offering ("the Offering"). On December 30, 1996 and January 9, 1997, the Company sold a total of 330,000 shares of common stock with the underwriter's exercise of an over-allotment option. Net proceeds from the Offering totaled approximately $10.7 million.

     In connection with the Offering, the Chairman and Chief Executive Officer of the Company sold shares of common stock and used $1.7 million of the proceeds to pay his note to the Company which is reflected in the accompanying balance sheet as note receivable from stockholder.

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs and in the manufacture and sale of egg products. The Company's fiscal year end is the Saturday closest to May 31.

     The Company's operations are fully integrated. It owns facilities to hatch chicks, grow pullets, manufacture feed, and produce, process, manufacture and distribute shell eggs and egg products. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs account for over 90% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains. Egg products are sold both on a direct basis and through egg product brokers to institutional users, including manufacturers of baked goods, mayonnaise and confections.

     The Company currently uses contract producers for approximately 40% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, some shell eggs are purchased for resale by the Company from other, outside producers.

     The Company's operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of the Company's control. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and natural increase in egg production during the spring and early summer.

     The Company's cost of production is materially affected by feed costs, which average about 60% of Cal-Maine's' total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                                      PERCENTAGE OF NET SALES
                                    13 WEEKS ENDED                                 26 WEEKS ENDED
                           NOV. 30, 1996       DEC. 2, 1995             NOV. 30, 1996       DEC. 2, 1995
Net sales                      100.0%             100.0%                    100.0%              100.0%
Cost of sales                   77.3               80.1                      80.8                85.0
                                ----               ----                      ----                ----
Gross profit                    22.7               19.9                      19.2                15.0
Selling, general & admin.        9.0               10.2                       9.9                10.9
                                ----               ----                      ----                ----
Operating income                13.7                9.7                       9.3                 4.1
Other income (expense)          (1.3)              (1.6)                     (1.3)               (1.6)
                                ----               ----                      ----                ----
Income before taxes             12.4                8.1                       8.0                 2.5
Income tax provision             4.9                3.0                       3.1                  .9
                                ----               ----                      ----                 ---
Net income                       7.5%               5.1%                      4.9%                1.6%
                                ====               ====                      ====                 ===

                                       7

NET SALES

     Net sales for the second quarter of fiscal 1997 were $78.6 million, exceeding the second quarter of fiscal 1996 by $6.6 million, or 9.2%. The dollar increase in net sales is the result of an 11.6% increase in average shell egg market prices. The Company's net average selling price per dozen for the fiscal 1997 second quarter was $.772, compared to $.685 for the second quarter of last year, an increase of 12.7%. Dozens sold for the fiscal 1997 quarter were 95.4 million, compared to 97.7 million for last year, a decrease of 2%. This decrease in dozens sold is primarily attributable to the fact that the Company purchased fewer eggs from outside sources during the fiscal 1997 quarter than during last year's comparable fiscal 1996 quarter.

     Net sales for the twenty-six weeks ended November 30, 1996 were $144.2 million, an increase over last year of $16.0 million, or 12.5%. The dollar increase resulted from a 13.6% increase in average shell egg market prices. The Company's net average selling price per dozen for the fiscal 1997 period is $.728 compared to $.622 last year, an increase of 17.0%. Dozens sold for the 1997 period is 184.8 million, compared to 192.5 million for last year, a decrease of 4.0%. As above, the decrease in dozens sold is primarily attributable to decreased purchases from outside sources.

COST OF SALES

     Total cost of sales for the second quarter ended November 30, 1996 was $60.8 million, an increase of $3.1 million, or 5.4%, over a cost of sales of $57.7 million for last year's second quarter. This increased dollar amount is the result of an increase in feed cost per dozen eggs sold and an increased cost of eggs purchased outside the Company. Feed cost per dozen for the second quarter ended November 30, 1996, was $.287 as compared to the cost per dozen of $.248 for the comparable fiscal 1996 period, an increase of 15.7%. Poor crop conditions in the Mid-West resulted in higher cost of feed ingredients. As mentioned above in the sales discussion, the number of outside eggs purchased decreased for the fiscal 1997 quarter. This dollar decrease was offset by the 11.6% increase in average shell egg market prices, which increased the total cost of outside egg purchases. With increases in egg prices exceeding increases in production/purchase costs, the gross profit increased from 19.9% of net sales in the quarter ended December 2, 1995 to 22.7% of net sales for the current quarter ended November 30, 1996.

     Total cost of sales for the twenty-six weeks ended November 30, 1996 was $116.5 million, an increase of $7.5 million, or 6.8%, over the $109.0 million total cost of goods sold for the comparable period ended December 2, 1995. This increased dollar amount is the result of the increased cost of feed ingredients as mentioned above. Feed cost per dozen for the fiscal 1997 period was $.300 compared to $.236 per dozen for the comparable period ended December 2, 1995, an increase of $27.1%. As in the quarter ended November 30, 1996, fewer eggs were purchased from outside sources, but at a higher price. Outside egg purchases for the twenty-six week period ended November 30, 1996 were 31.4 million dozen, compared to 40.3 million dozen last year, a decrease of 22%. For the fiscal 1997 26 week period, egg price increases have exceeded increases in production/purchase costs. Gross profit increased from 15.0% of net sales for the 26 week period ended December 2, 1995 to 19.2% for the 26 week period ended November 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense for the second quarter ended November 30, 1996 was $7.1 million, a decrease of $227,000, or 3.1%, as compared to the $7.3 million for the comparable period last year. As a percent of net sales, selling, general and administrative expenses have decreased from 10.2% for last year's second quarter to 9.0% for fiscal 1997 second quarter.

     For the twenty-six weeks ended November 30, 1996, selling, general and administrative expenses were $14.2 million, an increase of $344,000, or 2.5%, over the $13.9 million for last year's comparable period. As a percent of net sales, selling, general and administrative expenses have decreased from 10.9% for the twenty-six week period ended December 2, 1995 to 9.9% for the current year-to-date period.

OPERATING INCOME

     As the result of the above, operating income was $10.7 million for the 13 weeks ended November 30, 1996 as compared to $7.0 million for last year's comparable period. As a percent of net sales, the fiscal 1997 quarter had a 13.7% operating profit, compared to 9.7% for last year.

     For the twenty-six weeks ended November 30, 1996, operating income was $13.5 million compared to $5.3 million for last year's comparable period. As a percent of net sales, the fiscal 1997 26 week period has a 9.3% operating profit, compared to 4.1% for last year.

OTHER INCOME (EXPENSE)

     Net other expenses for the 13 weeks ended November 30, 1996 were $1.0 million compared to $1.2 million for last year's comparable period, a decrease of 15.6%. The dollar decrease for the current quarter is primarily attributable to a reduction in interest expense, due to lower borrowings during the current period.

     For the twenty-six weeks ended November 30, 1996, net other expenses were $1.9 million, a reduction of $131,000 as compared to the comparable period last year. For the fiscal 1997 26 week period, a reduction of $672,000 in interest expense was offset by other income in last year's comparable quarter, principally from insurance claim proceeds.

INCOME TAXES

     As a result of above, the Company's pre-tax income was $9.8 million for the quarter ended November 30, 1996, compared to pre-tax income of $5.8 million for last year's quarter. For the fiscal 1997 second quarter, an income tax expense of $3.8 million was recorded with an effective rate of 39.2% as compared to an income tax expense of $2.2 million with an effective rate of 37.2% for last year's comparable quarter.

     The Company's pre-tax income for the twenty-six week period ended November 30, 1996 was $11.6 million compared to $3.2 million pre-tax income for the comparable period last year. For the 26 week period ended November 30, 1996, an income tax expense of $4.5 million was recorded with an effective rate of 39.2% as compared to an income tax expense of $1.2 million with an effective rate of 37.2% for last year's comparable period. The increase in the effective income tax rate is primarily attributable to an increase in the effective state income tax rate.

NET INCOME

     Net income for the second quarter ended November 30, 1996 was $5.9 million or $.52 per share, compared to net income of $3.7 million or $.31 per share for last year's comparable quarter.

     For the twenty-six week period ended November 30, 1996, net income was $7.0 million or $.61 per share, compared to last year's net income of $2.0 million, or $.17 per share for last year's comparable period.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at November 30, 1996 was $31.1 million compared to $26.7 million at June 1, 1996. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at November 30, 1996. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, amounted to $60.8 million.


     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at November 30, 1996.


     For the twenty-six weeks ended November 30, 1996, $12.9 million in net cash was provided by operating activities, primarily from net income and depreciation. This compares to $4.1 million for the comparable period last year. For the current fiscal year, $5.5 million was used for construction and purchases of equipment. Additional long-term borrowings of $1.0 million were used for construction and $3.6 million was used to repay long-term debt. The net result of these current activities was an increase in cash and cash equivalents of $5.1 million.

     For the twenty-six weeks ended December 2, 1995, $4.1 million was used for construction and purchases of equipment. Under financing activities during this period, the Company borrowed $2.5 million under the line of credit and $2.5 million in additional long-term debt. Repayment of long-term debt in the amount of $2.6 million was made, resulting in net cash increase of $2.4 million provided by financing activities. For the period, cash and cash equivalents were increased $2.0 million.

     At November 30, 1996, the Company had expended approximately $3.2 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $16.0 million to complete the project through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $1.0 million at November 30, 1996. In late fiscal 1997, the Company plans to commence construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million borrowing from an insurance company.

     On December 11, 1996, the Company sold 1,400,000 shares of common stock at a price of $7.00 per share in an underwritten public offering. On December 30, 1996 and January 9, 1997, the Company sold a total of 330,000 additional shares of common stock in connection with the public offering upon the exercise of an over-allotment option. The Company plans to use the estimated $10.7 million net proceeds from the public offering to provide additional funds for possible future acquisitions of shell egg operations and related facilities, to increase working capital and for general corporate purposes. Fred R. Adams, Jr., Chairman of the Board and Chief Executive Officer of the Company, also sold shares of common stock in the public offering and used $1.7 million of the proceeds to pay the note receivable from stockholder.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits
                         The following  Part I exhibit is filed herewith:

                                     EXHIBIT
                                      NUMBER               EXHIBIT
                                        27        Financial data schedule

     b.     Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 1997. No amendments to Forms 8-K were filed during the second quarter of fiscal 1997. The Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 prior to December 11, 1996.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAL-MAINE FOODS, INC.
                                          (Registrant)


Date:  January 15, 1997                   /s/ Bobby J. Raines
                                          ------------------------------
                                          Bobby J. Raines
                                          Vice President/Treasurer
                                          (Principal Financial Officer)


Date:  January 15, 1997                   /s/ Charles F. Collins
                                          ------------------------------
                                          Charles F. Collins
                                          Vice President/Controller
                                          (Principal Accounting Officer)