Form 10-Q
period 1997-03-01
CAL MAINE FOODS INC
filed 1997-04-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                   FORM 10-Q

(mark one)

 x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 1, 1997

                                   OR

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

Commission file number:  000-04892

                           CAL-MAINE FOODS, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                    64-0500378
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 3320 Woodrow Wilson Avenue, Jackson, Mississippi  39209
                 (Address of principal executive offices)     (Zip Code)

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

                              Yes    X     No_____

       Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of April 10, 1997.

       Common Stock, $0.01 par value              12,032,000 shares

       Class A Common Stock, $0.01 par value       1,200,000 shares


                           CAL-MAINE FOODS, INC.

                                   INDEX



                                                               Page
Part I.  Financial Information                                Number

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              March 1, 1997 and June 1, 1996                     3

              Condensed Consolidated Statements of
              Operations - Three Months and Nine Months Ended
              March 1, 1997 and March 2, 1996                    4

              Condensed Consolidated Statements of Cash
              Flow - Nine Months Ended March 1, 1997 and
              March 2, 1996                                      5

              Notes to Condensed Consolidated Financial
              Statements                                         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                  10

     Signatures                                                 11

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                              March 1, 1997      June 1, 1996
ASSETS                                        (unaudited)        (note)
Current assets
       Cash and cash equivalents              $  24,332          $   3,959
       Accounts receivable, net                  14,701             14,007
       Inventories - note 2                      42,447             40,970
       Prepaid expenses and other current assets  1,158              1,512
Total current assets                             82,638             60,448

Notes receivable and investments                  4,620              5,318
Other assets                                      1,303                529

Property, plant and equipment                   150,598            142,237
Less accumulated depreciation                   (64,396)           (58,541)
                                                 86,202             83,696
TOTAL ASSETS                                  $ 174,763          $ 149,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses    $  22,651          $  20,094
     Current maturities of long-term debt         4,154              4,257
     Current deferred income taxes                9,355              9,355
Total current liabilities                        36,160             33,706

Long-term debt, less current maturities          54,838             59,169
Deferred expenses                                 2,018              1,561
Deferred income taxes                             7,655              7,655
       Total liabilities                        100,671            102,091

Stockholders' equity
   Common stock $0.01 par value per share
   Authorized shares - 30,000,000 at
      March 1, 1997, 18,000,000 at June 1, 1996
   Issued and outstanding shares - 17,565,200 at
      March 1, 1997 and 17,035,200 at
      June 1, 1996                                  176               170
   Class A common stock $0.01 par value, authorized
      and issued 1,200,000 shares, none at
      June 1, 1996                                   12                 0
   Paid-in capital                               18,786             8,229
   Retained earnings                             61,023            47,058
   Common stock in treasury - 5,533,200 shares
   at March 1, 1997 and 5,522,400 shares at
   June 1, 1996                                  (5,905)           (5,863)
   Note receivable from stockholder                   0            (1,694)
   Total stockholders' equity                    74,092            47,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 174,763         $ 149,991

See note next page.  See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                    UNAUDITED

                      13 Weeks Ended              39 Weeks Ended
                      March 1, 1997 March 2, 1996 March 1, 1997 March 2, 1996

Net sales             $  79,649     $  82,557     $ 223,841     $ 210,757
Cost of sales            60,521        63,766       177,016       172,807
  Gross profit           19,128        18,791        46,825        37,950
Selling, general and
administrative            7,497         7,962        21,739        21,860
  Operating income       11,631        10,829        25,086        16,090
Other income (expense)
  Interest expense         (891)       (1,364)       (3,070)       (4,334)
  Other                     628           (54)          907           886
                           (263)       (1,418)       (2,163)       (3,448)

  Income before income
  taxes                  11,368         9,411        22,923        12,642
Income tax expense        4,431         3,501         8,958         4,703
  NET INCOME          $   6,937     $   5,910     $  13,965     $   7,939
Net income per common
share                 $    0.54     $    0.51     $    1.17     $    0.68
Weighted average shares
outstanding              12,902        11,590        11,972        11,600

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

                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 UNAUDITED

                                                 39 Weeks Ended
                                                 March 1, 1997  March 2, 1996

Cash flows from operating activities             $  22,807      $  17,953

Cash flows from investing activities
  Purchases of property, plant and equipment        (4,354)        (2,626)
  Construction of production facilities             (6,552)        (4,000)
  Payments received on notes receivable and from
    investments                                      1,814             41
  Increase in note receivable and investments            0           (200)
  Net proceeds from sale of property, plant and
   equipment                                           557            355
Net cash used in investing activities               (8,533)        (6,430)

Cash flows from financing activities
  Net proceeds from public stock offering           10,580              0
  Net borrowings under line of credit                    0         (8,000)
  Additional long-term borrowings                    1,000          2,500
  Principal payments on long-term debt and capital
    leases                                          (5,434)        (4,381)
       Purchases of common stock for treasury          (42)          (387)
       Redemption of fractional shares of common stock  (5)            (2)
Net cash provided by (used in) financing activities  6,099        (10,270)
Increase in cash and cash equivalents               20,373          1,253

Cash and cash equivalents at beginning of period     3,959          3,050
Cash and cash equivalents at end of period        $ 24,332       $  4,303

See notes to condensed consolidated financial statements.

                 CAL-MAINE FOODS, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                  (in thousands, except share amounts)
                            March 1, 1997
                             (unaudited)
1.     Presentation of Interim Information

       In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 1, 1997, and the results of operations for the thirteen weeks and thirty-nine weeks ended March 1, 1997 and March 2, 1996, and the cash flows for the thirty-nine weeks ended
March 1, 1997 and March 2, 1996. Interim results are not necessarily indicative of results for a full year.

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

2.     Inventories

       Inventories consisted of the following:

                                          March 1, 1997      June 1, 1996

Flocks                                    $  25,324          $  23,501
Eggs and egg products                         4,714              3,127
Feed and supplies                             8,911             10,424
Livestock                                     3,498              3,918
                                          $  42,447          $  40,970

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

4.     Subsequent Events

       On April 3, 1997, the Company announced an agreement to purchase the operating assets of Southern Empire Egg Farm, Inc., ("Southern Empire") Shady Dale, Georgia, and real property from the sole shareholder of Southern Empire. Southern Empire, with approximately 1.3 million laying hens, has been in business for over 40 years with customers in Georgia, South Carolina and surrounding states.

       Closing of the purchase was completed on April 9, 1997 for a price of $ 10.6 million.

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

The Company's operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of the Company's control. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in egg production during the spring and early summer.

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

                                              Percentage of Net Sales

                       13 Weeks Ended              39 Weeks Ended
                       March 1, 1997 March 2, 1996 March 1, 1997 March 2, 1996

Net sales              100.0%        100.0%        100.0%        100.0%
Cost of sales           76.0          77.2          79.1          82.0
Gross profit            24.0          22.8          20.9          18.0
Selling, general & admin.9.4           9.7           9.7          10.4
Operating income        14.6          13.1          11.2           7.6
Other income (expense)  (0.3)         (1.7)         (1.0)         (1.6)
Income before taxes     14.3          11.4          10.2           6.0
Income tax provision     5.6           4.2           4.0           2.2
Net income               8.7%          7.2%          6.2%          3.8%

NET SALES

       Net sales for the third quarter of fiscal 1997 were $79.6 million, a decrease of $3.0 million, or 3.6%, when compared to the third quarter of fiscal 1996. The dollar decrease in net sales is the net result of a 1.7% increase in average shell egg market prices and a 3.1% decrease in dozens sold. The Company's net average selling price per dozen for the fiscal 1997 third quarter was $.799, compared to $.787 for the third quarter last year, an increase of 1.5%. Dozens sold for fiscal 1997 third quarter were 96.1 million, compared to 99.2 million for last year. The decrease in dozens sold is due to a slightly smaller Company owned flock size and fewer eggs purchased by the company from outside sources during the fiscal 1997 quarter than during last year's comparable 1996 quarter.

       Net sales for the thirty-nine weeks ended March 1, 1997 were $223.8 million, an increase over last year of $13.0 million, or 6.2%. The dollar increase in net sales is the net result of a 9.2% increase in average shell egg market prices and a 3.7% decrease in dozens sold. The Company's net average selling price per dozen for the fiscal 1997 period is $.760 compared to $.687 last year, an increase of 10.6%. Dozens sold for the 1997 period is 280.9 million, compared to 291.7 million for last year, a decrease of 3.7%. The decrease in dozens sold is primarily attributable to decreased purchases by the company from outside sources.

COST OF SALES

       Total cost of sales for the third quarter ended March 1, 1997 was $60.5 million, a decrease of $3.2 million, or 5.1%, below the a cost of sales of $63.8 million for last year's third quarter. This decreased dollar amount is the result of a decrease in feed cost per dozen eggs sold and, to a fractional percent, an increased cost of eggs purchased outside the Company. Feed cost per dozen for the third quarter ended March 1, 1997, was $.259 as compared to the cost per dozen of $.282 for the comparable fiscal 1996 period, a decrease of 8.2%. New crop prices for feed ingredients during the current quarter were lower than the comparable quarter last year. As mentioned in the sales discussion, the number of eggs purchased from outside the company decreased for the current quarter. The dollar decrease in cost of these outside purchases was partially offset by the increase in shell egg market prices. The increase in egg prices and decrease in production/purchase prices combined to increase gross profit from 22.8% of gross sales in the quarter ended March 2, 1996 to 24% for the current quarter ended March 1, 1997.

       Total cost of sales for the thirty-nine weeks ended March 1, 1997 was $177.0 million, an increase of $4.2 million, or 2.4%, over the $172.8 million total cost of goods sold for the comparable period ended March 2, 1996. Although cost of feed ingredients showed improvement for the current thirteen week period, the cost of feed ingredients was higher for the current thirty-nine week period than the comparable period ended March 2, 1996. Feed cost per dozen for the thirty-nine week period ended March 1, 1997 was $.287, compared to $.252 per dozen for the same period ended March 2, 1996, an increase of 13.9%. For the current thirty-nine week period, fewer eggs were purchased from outside sources, but at a higher price. Outside egg purchases for the thirty-nine week period ended March 1, 1997 were 50.3 million dozen, compared to 60.2 million dozen last year, a decrease of 16.4%. For the fiscal 1997 thirty-nine week period, egg price increases have exceeded increases in production/purchase costs. Gross profit increased from 18.0% of net sales for the thirty-nine week period ended March 2, 1996 to 20.9% for the thirty-nine week period ended March 1, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expense for the third quarter ended March 1, 1997 was $7.5 million, a decrease of $500,000, or 6.2%, as compared to the $8.0 million for the comparable period last year. For the current quarter, health insurance expenses lead a general overall decrease in costs. As a percent of net sales, selling, general and administrative expenses have decreased from 9.7% for last year's third quarter to 9.4% for fiscal
1997 third quarter.

       For the thirty-nine weeks ended March 1, 1997, selling, general and administrative expenses were $21.7 million, a decrease of $122,000, or .5%, under the $21.8 million for last year's comparable period. As a percent of net sales, selling, general and administrative expenses have decreased from 10.4% for the thirty-nine week period ended March 2, 1996 to 9.7% for the comparable period of the current fiscal year.


OPERATING INCOME

       As the result of the above, operating income was $11.6 million for the 13 weeks ended March 1, 1997 as compared to $10.8 million for last year's comparable period. As a percent of net sales, the current fiscal 1997 quarter had a 14.6% operating profit, compared to 13.1% for last year.

       For the thirty-nine weeks ended March 1, 1997, operating income was $25.1 million compared to $16.1 million for last year's comparable period. As a percent of net sales, the fiscal 1997 39 week period has a 11.2% operating profit, compared to 7.6% for last year.

OTHER INCOME (EXPENSE)

       Net other expenses for the 13 weeks ended March 1, 1997 were $263,000, compared to $1.4 million for last year's comparable period. For the current third quarter, interest expense was $.9 million, compared to $1.4 million, a decrease of $.5 million or 35.7%. The higher interest expense for the thirteen weeks ended March 2, 1996 is due to an average $12 million in credit line borrowings from banks. The notes were repaid during the fourth fiscal quarter of 1996. Current long term debt balances are $3.3 million less than the same period last year. For the current thirteen week period, net other income was $628,000 as compared to net other expense of $54,000 for the comparable period last year. During the quarter ended March 2, 1996, a loss of $350,000 was recorded for the sale and disposition of assets of the Company's hog operations. Also, during that period, the Company recorded a $100,000 insurance claim deductible on a fire loss. As a percent of net sales, net other expenses were .3% for third quarter as compared to 1.7% for last year's comparable quarter.

       For the thirty-nine weeks ended March 1, 1997, net other expenses were $2.2 million, a reduction of $1.2 million, or 37.3%, as compared to the comparable period last year. For the current thirty-nine weeks, interest expense was $3.1 million, a reduction of $1.2 million, or 29.2%, for the comparable period last fiscal year. As discussed above in the current quarter, the reduction in interest expense is primarily due to the repayment of credit line borrowings incurred during fiscal year 1996. As a percent of net sales, net other expense was 1.0% for the current thirty-nine week period, as compared to 1.6% for last year.

INCOME TAXES

       As a result of above, the Company's pre-tax income was $11.4 million for the quarter ended March 1, 1997, compared to pre-tax income of $9.4 million for last year's comparable quarter. For the fiscal 1997 third quarter, an income tax expense of $4.4 million was recorded with an effective rate of 39.0% as compared to an income tax expense of $3.5 million with an effective rate of 37.2% for last year's comparable quarter.

       The Company's pre-tax income for the thirty-nine week period ended March 1, 1997 was $22.9 million compared to $12.6 million pre-tax income for the comparable period last year. For the thirty-nine week period ended March 1, 1997, an income tax expense of $8.9 million was recorded with an effective rate of 39.0% as compared to an income tax expense of $4.7 million with an effective rate of 37.2% for last year's comparable period. The increase in the effective income tax rate is primarily attributable to an increase in the effective state income tax rate.

NET INCOME

       As a result of the above, net income for the third quarter ended March 1, 1997 was $6.9 million, or $.52 per share, compared to net income of $5.9 million, or $.51 per share, for last year's comparable quarter.

       For the thirty-nine week period ended March 1, 1997, net income was $13.9 million, or $1.17 per share, compared to last year's net income of $7.9 million, or $.68 per share, for last year's comparable period.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's working capital at March 1, 1997 was $46.5 million compared to $26.7 million at June 1, 1996.
The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at March 1, 1997. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, amounted to $59.0 million.

       Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at March 1, 1997.

       For the thirty-nine weeks ended March 1, 1997, $22.8 million in net cash was provided by operating activities, primarily from net income and depreciation. This compares to $18.0 million for the comparable period last year. For the current fiscal year, $10.5 million was used for construction and purchases of equipment. Additional long-term borrowings of $1.0 million were used for construction and $5.4 million was used to repay long-term
debt.   On December 11, 1996, the Company sold 1,400,000
shares of common stock at a price of $7.00 per share in an underwritten public offering. On December 30, 1996 and January 9, 1997, the Company sold a total of 330,000 additional shares of common stock in connection with the public offering upon the exercise of the underwriter's over-allotment option. The Company plans to use the $10.6 million net proceeds from the public offering to provide additional funds for possible future acquisitions of shell egg operations and related facilities, to increase working capital and for general corporate purposes. Fred R. Adams, Jr., Chairman of the Board and Chief Executive Officer of the Company, also sold shares of common stock in the public offering and used $1.7 million of the proceeds received by him to pay the note receivable from stockholder. The net result of these current activities was an increase in cash and cash equivalents at March 1, 1997, of $20.4 million over June 1, 1996.

       At March 1, 1997, the Company had expended approximately $6.6 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $16.0 million to complete the project through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $1.0 million at March 1, 1997. In late fiscal 1997, the Company plans to commence construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million borrowing from an insurance company.

       On April 9, 1997, subsequent to the end of the third quarter, the company expended $ 10.6 million in connection with the acquisition of Southern Empire Egg Farm, Inc. The source of the purchase price was cash of $ 5.6 million and a note payable to P. Jack Davis for $ 5 million.


                        PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
                The following Part I exhibit is filed herewith:

                Exhibit
                Number                 Exhibit
                27                     Financial data schedule

     b.      Reports on Form 8-K

No Current Report on Form 8-K was filed by the Company covering an event during the third quarter of fiscal 1997. The Company was not subject to the reporting requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934 prior to December 11, 1996.


                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CAL-MAINE FOODS, INC.
                                           (Registrant)

Date:  April 10, 1997                      /s/Bobby J. Raines
                                           Bobby J. Raines
                                           Vice President/Treasurer
                                           (Principal Financial Officer)


Date:  April 10, 1997                      /s/Charles F. Collins
                                           Charles F. Collins
                                           Vice President/Controller
                                           (Principal Accounting Officer)


