Form 10-K
period 1997-05-31
CAL MAINE FOODS INC
filed 1997-08-26
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                   FORM 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR FISCAL YEAR ENDED MAY 31, 1997

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

                               (601) 948-6813
              (Registrants telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                              $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes___X___      No________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 1, 1997, 11,988,000 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $ 22,523,538, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                     DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on October 8, 1997, to be filed with the Securities and Exchange Commission on or about September 5, 1997.



                                 PART I

ITEM 1.  BUSINESS

        General
        -------

        Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated
in Delaware in 1969.   The Company's primary business is the production,
cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. The Company is also engaged in the manufacturing and sale of egg products. Shell egg sales accounted for approximately 92% and egg products sales for approximately 6% of the Company's net sales in fiscal 1997.
Currently, the Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 1997, had sales of approximately 379 million dozen shell eggs. This volume represents approximately 7.5% of all shell eggs sold in the United States. The Company markets the majority of its eggs and egg products in 26 states, primarily in the Southwestern, Southeastern, Midwestern and Mid-Atlantic regions of the United States.

        During the past nine years, the Company has pursued an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. See "Growth Strategy and Acquisitions" below.

        On December 11, 1996, the Company sold 1,400,000 shares of its Common Stock, $0.01 par value ("Common
Stock"), at a price of $7.00 per share in an underwritten public offering. On December 30, 1996 and January 9,
1997, the Company sold 330,000 additional shares of Common
Stock, at $7.00 per share, upon the exercise, in full, by the underwriter's of an overallotment option. The net proceeds of the offering to the Company, of $10.6 million, have added to working capital and will be used for acquisitions and general corporate purposes.

        The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson,
Mississippi 39209, and its telephone number is 601-948-6813.
Except as otherwise indicated by the context, references herein to the Company or Cal-Maine include all subsidiaries of the Company.

        Growth Strategy and Acquisitions
        --------------------------------

        During the past nine years the Company has pursued an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated seven acquisitions, adding an aggregate of 15.0 million layers to its capacity, and built four new in-line shell egg production and processing facilities and one pullet growing facility, adding 4.0 million layers and 950,000 pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 300 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The new "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

        As a result of the Company's growth strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 17.7 million for each of the past five fiscal years. Also, there has been a three-fold increase in the number of dozens of shell eggs sold, from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 394 million for the past five fiscal years. Net sales amounted to $292.5 million in fiscal 1997, approximately four times net sales of $69.9 million in fiscal 1988.

        The Company's acquisitions and construction of larger facilities, described in the tables below, reflect the continuing concentration of shell egg production in the United States in a decreasing number of shell egg producers.

The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.


         Acquisitions of Egg Production and Processing Facilities
         --------------------------------------------------------

                                                          Layers      Purchase
Fiscal Year(1)  Seller                          Location  Acquired    Price
--------------  ------                          --------  --------    -----
1989            Egg City,Inc.                   AR        1,300,000 $ 6,716,000
1990            Sunny Fresh Foods, Inc.         (2)       7,500,000  21,629,000
1991            Sunnyside Eggs, Inc.            NC        1,800,000   6,000,000
1994            Wayne Detling Farms             OH        1,500,000  12,194,000
1995            A & G Farms (3)                 KY        1,000,000   2,883,000
1997            Sunbest Farms                   AR          600,000   1,302,000
1997            Southern Empire Egg Farm, Inc.  GA        1,300,000  10,654,000
                                                         ----------  ----------
                   Total                                 15,000,000 $61,378,000

(1) The Company's fiscal year ends on the Saturday closest to May 31.

(2) New Mexico, Kansas, Texas, Alabama, Oklahoma, Arkansas and North Carolina

(3) In connection with the purchase, the Company leased substantially all facilities and certain equipment of the business under an operating lease with monthly rentals of $79,000.

 Construction of Egg Production, Pullet Growing and Processing Facilities (1)
 ----------------------------------------------------------------------------

Fiscal Year                       Layer         Pullet       Approximate
Completed         Location        Capacity      Capacity     Cost
---------         --------        --------      --------     ----
1990              Mississippi     1,000,000     200,000     $ 10,000,000
1992              Louisiana       1,000,000           -       10,000,000
1992              Mississippi             -     500,000        3,500,000
1994              Mississippi     1,000,000           -        9,200,000
1996              Texas           1,000,000     250,000       14,000,000
                                  ---------     -------     ------------
                     Total        4,000,000     950,000     $ 46,700,000

     (1) Does not include (i) current construction in Chase, Kansas, expected to be completed in fiscal 1999 at an estimated cost of approximately $16,000,000, adding approximately 1,000,000 layer and 250,000 pullet capacity, and a feed mill and grain storage; or (ii) construction in Waelder, Texas, expected to commence in fiscal 1998, and to be completed in fiscal 2000 at an estimated cost of approximately
$13,900,000, adding approximately 1,000,000 layer and 250,000 pullet capacity.

     The Company proposes to continue a growth strategy calling for the acquisition of other companies engaged in the production and sale of shell eggs and egg products. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 7.5% of domestic egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. Accordingly, the Company believes that regulatory approval of any future acquisitions generally will not be required and, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction can be expected to require compliance with environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

        Shell Eggs
        ----------

        Production. The Company's operations are fully integrated. It owns facilities to hatch chicks, grow pullets, manufacture feed and produce, manufacture and distribute shell eggs and egg products. Company-owned facilities accounted for approximately 65% of its total fiscal 1997 egg production, with the balance attributable to contract producers used by the Company.

        Under Cal-Maines arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

        The commercial production of shell eggs requires a source of baby chicks to be used for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Alabama, Arkansas, Georgia, Louisiana, Mississippi,
Missouri, New Mexico, North Carolina, Ohio, Oklahoma,
South Carolina, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi.
Approximately 95% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks.

        Feed cost represents the largest element of the Company's farm egg production cost, ranging from 56% to 64% of total cost in the last five years, or an average of approximately 60%. Although feed ingredients are available from a number of sources, Cal-Maine has little, if any, control over the prices of the ingredients it purchases, which are affected by various demand and supply factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

        After the eggs are produced, they are cleaned, graded and packaged. Substantially all of the Company-owned farms have modern in-line facilities that mechanically gather, clean, grade and package the eggs that are produced. The increased use of in-line facilities has generated significant cost savings as compared to the cost of eggs produced from non-in-line facilities. In addition to efficiency, the in-line facilities produce a higher percentage of grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to the Company's processing plants where they are cleaned, graded and packaged. Some eggs are sold unprocessed to other processors.

        The Company's egg production activities are subject to risks to which the agriculture industry, in general, is exposed. These include, among others, risks associated with weather conditions and disease factors that could have a material adverse effect on the Company's operations.
These risks are not within the Company's control and could have a material adverse effect on its operations.
Also, the marketability of the Company's shell eggs and egg products is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

        The Company operates in an industry which is cyclical, with total demand that is generally level and with a product which is price-inelastic. Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future. The industry is concentrating into fewer but stronger hands, which should help dampen the extreme cyclicality of the past. New practices, such as more efficient molting programs, should help contribute to profitability.

        Marketing. Of the approximately 379 million dozen shell eggs sold by the Company in the fiscal year ended
May 31, 1997, 93% were cleaned, graded and packed in the Company's processing facilities and sold by the Company, 5% were used by the Company in its manufacture of egg products, and 2% were sold direct from the Company's farms to other shell egg users.

        Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 1997, Cal-Maines largest customer, H.E. Butt Grocery Company, headquartered in San
Antonio, Texas, accounted for 10.1% of net sales, and the top 10 customers accounted for slightly more than 50% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established a long-term relationship with many of its customers, such customers are free to acquire shell eggs from other sources.

        The Company sells its shell eggs at prices generally related to independently quoted wholesale market prices.
The prices of its shell eggs reflect fluctuations in the quoted market, and the results of the Company's shell egg operations are materially affected by changes in market quotations. Egg prices reflect a number of economic conditions, such as the supply of eggs and the level of demand, which, in turn, are influenced by a number of factors that the Company cannot control. No representation can be made as to the future level of prices, which are subject to wide fluctuations.

        Shell eggs are perishable. Consequently, the Company maintains very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. Consequently, the Company generally experiences lower sales and net income in its first and fourth fiscal quarters ending in August and May, respectively.

        The annual per capita consumption of shell eggs since 1990 has ranged from 234 to 239, averaging 236.
While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of, or possible increase in, current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

        The Company sells the majority of its shell eggs in approximately 26 states, ranging across the southwest, southeast, mid-west and mid-Atlantic regions of the United States. Cal-Maine is a major factor in egg marketing in a majority of these states. Many states in Cal-Maine's market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service and quality of product. Strong competitors of Cal-Maine exist in each of the Company's markets.

        Egg Products. Egg products produced by the Company include liquid egg whites, liquid egg yolks, liquid whole eggs, salt yolk, sugar yolk, and similar products sold in frozen form, and various forms of dried whole eggs, egg whites and yolks. The Company's production facility is located in Jackson, Mississippi. Sales are made primarily to national accounts which consist principally of manufacturers of baked goods, mayonnaise and confections. The Company manufactures and distributes egg products in liquid, frozen and dried forms and also processes egg products according to customer specifications for use in special baking and manufacturing applications.
Egg products are sold on a direct basis to major institutional users or with the assistance of egg product brokers. Egg products accounted for approximately 6% of the Company's net sales in fiscal year 1997.

        Of the 25 million dozen of shell eggs used in the Company's egg products operations in the fiscal year 1997, approximately 70% were produced by the Company's flocks, and the balance was purchased by the Company from outside sources.

        Egg product sales are somewhat seasonal, with peak demands occurring prior to holiday seasons. The
Company's plant is operated at its highest capacity during periods when egg prices are at their lowest. These periods normally do not coincide with the high demand periods for egg products. As a result, the Company's egg product inventories can be significant, requiring high working capital. The Company tends to build egg product inventories during periods of shell egg surpluses and reduce inventories when demand for shell eggs is stronger.
Egg product inventories vary between two and four months of sales.

        Specialty Eggs. The Company also produces specialty eggs such as Egg*lands Best and Farmhouse eggs.
Egg*lands Best eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Egg*lands
Best eggs, under license from Egg*lands Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Egg*lands Best eggs accounted for less than 1% of the Company's net sales in fiscal 1997.
Farmhouse brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Although Farmhouse eggs account for only a small part of net sales, they meet the demands of consumers who are sensitive to environmental and animal welfare issues.

        Livestock. The Company's livestock operations currently consist of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2% of the Company's net sales in fiscal year 1997.

        Competition. The production, processing and distribution of shell eggs is an intensely competitive business which, traditionally, has attracted large numbers of producers. Shell egg competition is generally based on price, service and quality of production. Although the Company is the largest combined producer, processor and distributor of shell eggs in the United States, it does not occupy a controlling market position in any area where its eggs are sold. The Company competes with approximately 50 other manufacturers of egg products. Egg Products competition is not limited by geographic boundaries and is predicated primarily on quality, price, product availability and terms of sale.

        The shell egg production and processing industry has been characterized by a growing concentration of production. In 1996, 61 producers with one million or more layers owned 75.2% of the 253.3 million total U.S.
layers, compared with the 56 producers with one million or more layers owning 63.6% of the 231.9 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56.2% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

        Patents and Tradenames. The Company does not own any patents or proprietary technologies, but does market products under tradenames including Rio Grande, Farmhouse and Sunups. Cal-Maine produces and processes Egglands*Best eggs, under license from EB, as indicated above.

        Government Regulation. The Company is subject to federal and state regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated egg producer, the Company's shell egg facilities are subject to USDA and FDA regulation. The Company's shell egg facilities are subject to periodic
USDA inspections, and its egg products plant is subject to continuous on-site USDA inspection. Cal-Maine maintains its own inspection program to assure compliance with the Company's own standards and customer specifications.

        Cal-Maine is subject to federal and state environmental laws and regulations and has all necessary permits.


        Employees. As of May 31, 1997, the Company had a total of approximately 1,500 employees of whom 1,353 worked in egg production, processing and marketing, 66 were engaged in feed mill operations, 45 in dairy activities, and 36 were administrative employees, including officers, at the Company's executive offices. About 20% of the Company's personnel is part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.  PROPERTIES
-------------------

        The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia, Kansas,
Kentucky, Louisiana, Mississippi, Missouri, New Mexico,
North Carolina, Ohio, Oklahoma, South Carolina, and Texas, as follows: two breeding facilities, two hatcheries, 15 feed mills, 12 production facilities, 10 pullet growing facilities, 20 processing and packing facilities, two wholesale distribution facilities, one egg products plant and a dairy farm. Most of the Company's property is owned and encumbered. See Notes 6, 7 and 8 of the Notes to
Consolidated Financial Statements of the Company.

        The Company operates 226 over-the-road tractors and 259 trailers, of which 82 and 153 are owned, respectively, and the balance are leased.

        At May 31, 1997, the Company owned approximately
11,438 acres of land and owned facilities to:

          Operation            Capacity
          ---------            --------
          Hatch                13,000,000- pullet chicks per year
          Grow (1)              5,865,000- pullets per year
          House (2)            12,000,000- hens
          Produce                     542- tons of feed per hour
          Process (3)               4,865- cases of eggs per hour
          Break (3)                   500- cases of eggs per hour
          Dry (4)                   8,000- lbs. per hour liquid whites
                                    5,500- lbs. per hour liquid whole eggs
                                    5,500- lbs. per hour liquid yolk

(1) The Company uses contract growers for the production of an additional 2.8 million pullets.

(1) The Company controls approximately 15.6 million layers, of which 5.4 million are cared for by contract producers.

(1) One case equals 30 dozen eggs.

(1) One case of large eggs yields approximately 40 lbs. of liquid egg or approximately 10 lbs. of dried egg.

        Over the past five fiscal years, Cal-Maine's capital expenditures have been approximately $92 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended May 31, 1997.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS
         -------------------

         The Company's Common Stock commenced trading on the NASDAQ National Market on December 11,
1996 under the symbol CALM. Prior thereto, there had been no public market for the Common Stock. The following table sets forth the high and low daily sale prices for the third quarter beginning December 11, 1996 and the fourth quarter of fiscal year 1997.

       Fiscal Year 1997     High         Low
       ----------------     ----         ---
       Third Quarter     $ 9 3/8      $ 6 5/8
        Fourth Quarter     8 1/2        5

        As of May 31, 1997, there were approximately 130 record holders of the Company's Common Stock and approximately 1,170 beneficial owners whose shares were held by nominees or broker dealers.

        On September 24, 1996, the shareholders approved an amendment to the Company's certificate of incorporation to authorize capital stock consisting of 30,000,000 shares of Common Stock and 1,200,000 shares of Class A Common Stock, each class having a par value of $0.01 per share, and to reclassify and change each previously outstanding share of Class A Common Stock, $1.00 par value per share, and each previously outstanding share of Class B Common Stock, $1.00 par value per share, into 1,200 shares each of Common Stock and Class A
Common Stock, respectively, each class with a par value of $0.01 per share. The Company's Amended and
Restated Certificate of Incorporation, which reflects such authorized capital stock, was effective as of October 3, 1996. Unless otherwise indicated, all references to historical earnings per share, and number and class of shares outstanding, are as adjusted for the aforesaid recapitalization, reclassification and stock split of the Company's capital stock.

        There is no public trading market for the Class A
Common Stock, all the outstanding shares of which are owned by Fred A. Adams, Jr., Chairman of the Board or
Directors and Chief Executive Officer of the Company.

        Although the Company has not paid any cash dividends on its Common Stock, the Board of Directors will consider the possible declaration of cash dividends in the future in the light of the Company's results of operations, financial condition, capital requirements for possible acquisitions and new construction, and other relevant economic factors. Under the terms of the Company's agreements with its principal lenders, Cal-Maine is subject to various financial covenants limiting its ability to pay dividends.
The Company is required to maintain minimum levels of working capital and net worth, to limit capital expenditures, leasing transactions and additional long-term borrowings, and to maintain various current and cash-flow coverage ratios, among other restrictions. For the foreseeable future, the Company expects to retain earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        The income statement data presented below for each of the fiscal years, which end on the Saturday closest to May 31, have been derived from the Company's financial statements, which have been audited by Ernst & Young, LLP, independent auditors. The selected financial data should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.



                       (Amounts in thousands, except per share data)
                                     Fiscal Years Ended
                                     ------------------

                                May 31,   June 1,   June 3,   May 28,   May 29,
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Statement of Operations Data:
Net sales                      $292,526  $282,844  $242,649  $254,713  $235,908
Cost of sales                   236,273   230,850   223,965   225,227   204,115
                               --------  --------  --------  --------  --------
Gross profit                     56,253    51,994    18,684    29,486    31,793
Selling, general and
   administrative                28,930    29,653    27,934    26,094    24,776
                               --------  --------  --------  --------  --------
     Operating income (loss)     27,323    22,341    (9,250)    3,392     7,017
Other income (expense):
     Interest expense            (4,277)   (5,487)   (5,052)   (4,318)   (3,034)
     Equity in income of affiliate  524       721        24       283       506
     Other                          783      (190)      993     1,238       674
                               --------  --------  --------  --------  --------
                                 (2,970)   (4,956)   (4,035)   (2,797)   (1,854)
                               --------  --------  --------  --------  --------
Income (loss) before
   income taxes                  24,353    17,385   (13,285)      595     5,163
Income tax expense (benefit)      9,508     6,460    (4,600)      371     2,060
                               --------  --------  --------  --------  --------
Net income (loss)              $ 14,845  $ 10,925  $ (8,685) $    224  $  3,103
                               ========  ========  ========  ========  ========
Net income (loss) per
   common share (1)            $   1.21  $   0.94  $  (0.74) $   0.02  $   0.26
                               ========  ========  ========  ========  ========
Weighted average shares
   outstanding (1)               12,285    11,584    11,700    11,760    11,821

Balance Sheet Data:
Working capital                $ 45,390  $ 26,742  $ 10,092  $ 41,920  $ 24,991
Total assets                    182,294   149,991   147,402   123,018   100,806
Total debt (including
   current portion)              64,436    63,426    64,211    43,440    36,966
Total stockholders equity        74,642    47,900    37,472    46,208    32,296

(1) Reflects the 1,200-for-1 stock split October 3, 1996 as if the split had occurred in the earliest period presented.


ITEM 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------

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

        The Company currently uses contract producers for approximately 35% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

        The Company's cost of production is materially affected by feed costs, which average about 60% of Cal-
Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company's Condensed
Consolidated Statements of Income expressed as a percentage of net sales.


                                   Percentage of Net Sales
                                      Fiscal Years Ended
                                      ------------------

                                  May 31, 1997    June 1, 1996    June 3, 1995
                                  ------------    ------------    ------------
Net sales                            100.0%          100.0%          100.0%
Cost of sales                         80.8            81.6            92.3
                                     ------          ------          ------
Gross profit                          19.2            18.4             7.7
Selling, general & administrative
   expenses                            9.9            10.5            11.5
                                     ------          ------          ------
Operating income (loss)                9.3             7.9            (3.8)
Other income (expense)                (1.0)           (1.8)           (1.7)
                                     ------          ------          ------
Income (loss) before taxes             8.3             6.1            (5.5)
Income tax expense (benefit)           3.2             2.2            (1.9)
                                     ------          ------          ------
Net income (loss)                      5.1%            3.9%           (3.6)%
                                     ======          ======          ======

Fiscal Year Ended May 31, 1997 Compared to Fiscal Year Ended June 1, 1996
-------------------------------------------------------------------------

        Net Sales. Net sales in the fiscal year ended May 31, 1997 were $292.5 million, an increase of $9.7 million, or 3.4%, over net sales of $282.8 million in the fiscal year ended June 1, 1996. The increase was due to higher shell egg market prices. With improved average shell egg market prices, Cal-Maines net average selling price during fiscal 1997 was $.722 per dozen shell eggs, as compared to $.684 per dozen shell eggs for fiscal 1996, an increase of 5.6%. During fiscal 1997, the number of dozens sold decreased due to reduced customer demand. The Company produced 309.8 million dozens of eggs in fiscal 1997, compared with 308.8 million dozens in fiscal 1996. The Company purchased approximately 73.4 million dozens of eggs from outside sources during fiscal 1997, compared to 80.2 million dozens of eggs in fiscal 1996. During fiscal 1997, the Company completed two acquisitions. In the second quarter of fiscal 1997, the shell egg production facilities of Sunbest Farms were purchased. Approximately 2% of fiscal 1997 dozens of eggs sold were attributed to this facility. As a production facility only, the eggs produced were transferred to other company locations for processing and marketing. In April 1997, mid-fourth quarter, the shell egg production and processing facilities of Southern Empire Egg Farm, Inc. were acquired. Due to the late fiscal purchase date, these facilities accounted for approximately 1% of the dozens of eggs sold and net sales for fiscal 1997.

        Cost of Sales. The cost of sales in fiscal 1997 was $236.3 million, an increase of $5.4 million, or 2.3%, above the fiscal 1996 cost of sales of $230.9 million. The increase was due to an increase in feed ingredient cost.
The increase in ingredient cost began in fiscal 1996 and continued through the second quarter of fiscal 1997. Feed cost per dozen eggs produced during fiscal 1997 was $.284, compared to $.266 per dozen in fiscal 1996, an increase of 6.8%. As mentioned above in the sales discussion, the number of outside eggs purchased decreased for fiscal 1997. The potential dollar decrease for fewer dozens purchased was offset by the higher per dozen price paid, due to the improved shell egg market prices. With increases in sales exceeding increases in cost of sales, the gross profit increased from 18.4% of net sales for fiscal 1996 to 19.2% for fiscal 1997.

        Selling, General and Administrative Expenses.
Selling, general and administrative expenses in fiscal 1997 were $28.9 million, a decrease of $700,000, or 2.4%, as compared to the $29.6 million for fiscal 1996. For the current fiscal year, a decrease in health insurance expenses was the major reason for the lower dollar costs. As a percent of net sales, selling, general and administrative expenses have decreased from 10.5% for fiscal 1996 to 9.9% for the current fiscal year.

        Operating Income. As a result of the above, the Company's operating income was $27.3 million in fiscal
1997, an increase of $5.0 million, or 22.3%, as compared to an operating income of $22.3 million for fiscal 1996.
As a percent of net sales, operating income for fiscal 1997 increased to 9.3%, as compared to 7.9% for fiscal 1996.

        Other Income (Expense). Other expense for fiscal 1997 was $3.0 million, a decrease of $2.0 million, or 40%, as compared to other expense of $5.0 million for fiscal 1996. Interest expense for fiscal 1997 was $4.3 million, a decrease of $1.2 million, or 22.1%, as compared to an interest expense of $5.5 million for fiscal 1996. Higher interest expense for fiscal 1996 was due to borrowings under lines of credit from banks that were repaid by fiscal
1996 year end. Interest income was $597,000 for fiscal 1997, compared to $141,000 for fiscal 1996. As a percent of net sales, other expenses were 1.0% for fiscal 1997, compared to 1.8% for fiscal 1996.

        Income Taxes. As a result of the above, the Company's pre-tax income was $24.4 million in fiscal 1997, compared to pre-tax income of $17.4 million for fiscal 1996.
For fiscal 1997, an income tax expense of $9.5 million was recorded with an effective rate of 39.0% as compared to an income tax expense of $6.5 million with an effective rate of 37.2% for fiscal 1996. The increase in the effective rate is due primarily to the increase to the maximum statutory federal rate of 35% from 34% because the Company's taxable income exceeded the amount for which the maximum rate is required. The Company also increased the deferred tax liability for the increased federal statutory rate.

        Net Income. As a result of the above, net income for fiscal 1997 was $14.8 million, or $1.21 per share, compared to net income of $10.9 million, or $.94 per share, for fiscal 1996.


Fiscal Year Ended June 1, 1996 Compared to Fiscal Year Ended June 3, 1995
-------------------------------------------------------------------------

        Net Sales.  Net sales in the fiscal year ended June
1, 1996 were $282.8 million, an increase of $40.2 million, or 16.6%, over net sales of $242.6 million in the fiscal year ended June 3, 1995. The increase was due to higher shell egg prices. Apart from the impact of acquisitions and new facilities construction, the sale price of shell eggs is the most important factor in year-to-year changes in the Company's net sales. Cal-Maines net average selling price during fiscal 1996 was $.684 per dozen shell eggs, as compared to $.528 per dozen shell eggs for fiscal 1995.
During fiscal 1996, the Company experienced a decrease in the number of eggs sold because of a slight reduction in flock size and fewer purchases from outside sources. The Company produced 308.8 million dozens of eggs in fiscal 1996, compared with 322.7 million dozens in fiscal 1995. The
Company purchased approximately 80.2 million dozens of eggs from outside sources during fiscal 1996, compared to
105.0 million in fiscal 1995. Approximately 12.9% of net sales in fiscal 1996 were attributable to shell egg production and processing facilities acquired from Wayne
Detling Farm in 1994 and A & G Farms in 1995, and approximately 8.6% of fiscal 1996 net sales were attributable to new facilities constructed by the Company in Edwards, Mississippi in 1994 and Waelder, Texas in 1995. Such acquired facilities and constructed facilities accounted for 11.6% and 5.4%, respectively, of fiscal 1995 net sales.

        Cost of Sales.  The total cost of sales in fiscal
1996 was $230.9 million, an increase of $6.9 million, or 3.1%, above the 1995 fiscal cost of sales of $224.0 million. The increase was primarily due to an increase in feed ingredient cost from $.211 per dozen eggs in fiscal 1995 to $.266 per dozen eggs in fiscal 1996. The gross profit margin increased to 18.4% in fiscal 1996 from 7.7% in fiscal 1995, as a result of the increase in shell egg prices, which more than offset the decrease in the number of eggs produced and the increase in feed cost. Cost of sales, as a percentage of net sales, sharply declined in the fiscal year ended June 1, 1996, primarily as a result of increases in shell egg prices.

        Selling, General and Administrative Expenses.
Selling, general and administrative expenses in fiscal 1996 were $29.7 million, an increase of $1.8 million, or 6.2%, from $27.9 million for fiscal 1995. Selling, general and administrative expenses, as a percent of net sales, were 10.5% in fiscal 1996, a decrease from 11.5% in fiscal 1995.

        Operating Income. As the result of the above, the Company's operating income was $22.3 million in fiscal
1996, compared to an operating loss of $9.3 million in fiscal 1995.

        Other Income (Expense). Other expense increased from $4.0 million in fiscal 1995 to $5.0 million in fiscal
1996. An increase of approximately $1.0 million in the Company's equity in the income of BCM Egg Company
(BCM), a partnership in which Cal-Maine is a 50% owner, was more than offset by an increase in interest expense of $400,000 and a $1.2 million reduction in other income.

        Income Taxes. As a result of above, the Company's pre-tax income was $17.4 million in fiscal 1996, compared to a $13.3 million loss before income taxes in fiscal 1995. Income tax expense was $6.5 million in fiscal
1996 compared to an income tax benefit of $4.6 million in fiscal 1995. The effective income tax rate is 37.2% for the year ended June 1, 1996, compared to 34.6% for the year ended June 3, 1995. This increase was principally a result of the increased effective tax rate for state income taxes.

        Net Income. As a result of the above, the Company had net income of $10.9 million, or $.94 per share, in fiscal 1996, compared to a net loss of $8.7 million, or $.74 per share, in fiscal 1995.


        Capital Resources and Liquidity. The Company's working capital at May 31, 1997 was $45.4 million compared to $26.7 million at June 1, 1996. The Company's current ratio was 2.26 at May 31, 1997 as compared with 1.79 at June 1, 1996. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at May 31, 1997.
The Company's long-term debt at that date, including current maturities and capitalized lease obligations, amounted to $64.4 million, as compared to $63.4 million at June 1, 1996.

        Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The
Company was in compliance with these provisions at May
31, 1997.

        On December 11, 1996, the Company sold 1,400,000 shares of Common Stock at a price of $7.00 per share in an underwritten public offering. On December 30, 1996 and January 9, 1997, the Company sold, at $7.00 per share, a total of 330,000 additional shares of Common Stock in connection with the public offering upon exercise of the underwriter over-allotment option. The $10.6 million of net proceeds from the public offering provide the Company additional funds for possible future acquisitions of shell egg operations and related facilities, for working capital requirements and for general corporate purposes.
The Chairman of the Board of Directors and Chief
Executive Officer of the Company also sold certain of his shares of Common Stock in the public offering and used
$1.7 million of the proceeds received by him to pay, in full, his non-interest bearing note held by the Company.

        For the fiscal year ended May 31, 1997, $32.5 million of net cash was provided by operating activities, of which $16.2 million was used for construction and purchases of property, plant and equipment and $7.0 million was used for the purchase of shell egg production and processing businesses. The Company has expended $11.5 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $16.0 million total project cost through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $1.0 million at May 31, 1997. Long-term debt of $5.0 million was assumed in connection with the purchase of a shell egg production and processing business in fiscal 1997. In fiscal 1998, the Company plans to commence construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million in borrowings from an insurance company.

        In fiscal 1997, $7.0 million was used to repay long-term debt and $3.3 million was received on notes receivable and from investments.

        The net result of these activities was an increase in cash and equivalents of $19.8 million for fiscal 1997.

        The Company has $3.2 million of deferred tax liability due to a subsidiarys change from a cash basis to an accrual basis taxpayer on May 29, 1988. This liability will become payable with respect to the first fiscal year in which the Company fails to qualify as a family farming corporation within the meaning of Section 447 of the Internal Revenue Code (the Code). The Company could lose such tax status as a result of a change in the tax laws, and will lose such tax status if its annual revenues from farming are less than $111.5 million, or if the members of a single family fail to own at least 50% of the voting power of all voting stock and at least 50% of all other classes of stock. The Company had farming revenues of $258.6 million for fiscal 1997. The Company's farming revenues and the ownership of its stock by Fred Adams, Jr. and other members of his family presently qualify the corporation as a family farming corporation. If family farming corporation status is lost, payment of the $3.2 million deferred tax liability would reduce the Company's cash, but would not impact the Company's statement of operations or reduce stockholders equity, as these taxes have been accrued and are reflected on the Company's balance sheet. See Note 11 of Notes to Consolidated Financial Statements.

        The foregoing statements contain forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in Factors Affecting Future Performance as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect managements analysis only as the date hereof. The
Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

        Factors Affecting Future Performance. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in shell egg prices and in the grain markets. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS
--------------------------------------------------------

        Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The financial statements, schedules and
supplementary data required by this item are listed in Item
14(a) of this report and included at pages F-1 through F-15.

Quarterly Financial Data:  (unaudited)

                                   Fiscal Year 1997

                       First          Second         Third          Fourth
                       Quarter        Quarter        Quarter        Quarter
                       -------        -------        -------        -------
Net sales             $ 65,563       $ 78,629       $ 79,649       $ 68,685
Operating income         2,711         10,744         11,631          2,237
Net income               1,097          5,931          6,937            880
Net income per share  $    .10       $    .52       $    .54       $    .07

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        The information called for by this item with respect to directors and executive officers is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

        The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 1997 Annual Meeting of
Shareholders.


                              PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
              AND REPORTS ON FORM 8-K
-------------------------------------------------------

  (a)  Documents Filed as Part of this Report

       (1)  Financial Statements-filed at pages
            F-1 through F-15 of this Report.

            Report of Ernst & Young LLP, Independent Auditors
            Consolidated Balance Sheets as of May 31, 1997 and June 1, 1996 Consolidated Statements of Operations for the Years Ended
               May 31, 1997, June 1, 1996 and June 3, 1995
            Consolidated Statements of Shareholders Equity for the
               Years Ended May 31, 1997, June 1, 1996 and June 3, 1995
            Consolidated Statements of Cash Flows for the Years
               Ended May 31, 1997, June 1, 1996 and June 3, 1995
            Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedules - filed at page S-1 of this Report.

            Schedule II - Valuation and Qualifying Accounts

            Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       (3)  Exhibits

            The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                Exhibit
------                -------

3.1 Amended and Restated Certificate of Incorporation of the Registrant.*

3.2     By-Laws of the Registrant, as amended.*

4.1 See Exhibits 3.1 and 3.2 as to be the rights of holders of the Registrants common stock.

4.2     Form of Warrant Agreement (including form of Common
        Stock Purchase Warrant).*

10.1 Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods,
        Inc. and Cooperative Centrale Raiffeisen -
        Boerenleenbank B.A., Rabobank Nederland, New York
        Branch, and Amended and Restated Revolving Credit
        Agreement among Cal-Maine Foods, Inc., and
        Barclays Banks PLD (New York) and Cooperatieve
        Centrale Raiffeisen-Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto (without exhibits).*

10.1(A) Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3, 1997 (without exhibits).

10.2    Note Purchase Agreement, dated as of November 10,
        1993, between John Hancock Mutual Life
        Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.3    Loan Agreement, dated as of May 1, 1991, between
        Metropolitan Life Insurance Corporation and Cal-
        Maine Foods, Inc., and amendments thereto (without exhibits).*

10.4    Employee Stock Ownership Plan, as Amended and
        Restated.* +

10.5    1993 Stock Option Plan, as Amended.* +

10.6 Wage Continuation Plan, dated as of July 1, 1986, among R.K. Looper, B.J. Raines and the Registrant.*+

10.7 Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.* +

10.8 Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.* +

10.9 Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr.*

11      Statement regarding computation of earnings per share.

21      Subsidiaries of the Registrant.*

23      Consent of Ernst & Young LLP.

27      Financial Data Schedule.



  *Incorporated by reference to the same exhibit number in Registrants Form S-1 Registration Statement No. 333-14809.

  +Management contract or compensatory plan.


        The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

        (b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 1997.  No amendments to previously filed Forms
8-K were filed during the fourth quarter of 1997.

        (c)     Exhibits Required by Item 601 of Regulation S-K

         The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference to a separate file, follow page S-1.

        (d)     Financial Statement Schedules Required by
Regulation S-X

        The financial statement schedule required by Regulation S-X is filed at page S-1.



                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 21st day of August, 1997.

                                      CAL-MAINE FOODS, INC.


                                      /s/  Fred R. Adams, Jr.
                                      -----------------------
                                           Fred R. Adams, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                              Date
---------                  -----                              ----
/s/  Fred R. Adams, Jr.    Chairman of the Board and          August 21, 1997
-----------------------    Chief Executive Officer
     Fred R. Adams, Jr.    (Principal Executive Officer)

/s/  Richard K. Looper     Vice Chairman of the Board         August 21, 1997
-----------------------    and Director
     Richard K. Looper

/s/  Adolphus B. Baker     President and Director             August 21, 1997
-----------------------
     Adolphus B. Baker

/s/  Bobby J. Raines       Vice President, Chief Financial    August 21, 1997
-----------------------    Officer, Treasurer, Secretary
     Bobby J. Raines       and Director
                           (Principal Financial Officer)

/s/  Charles F. Collins    Vice President, Controller         August 21, 1997
-----------------------    and Director
     Charles F. Collins    (Principal Accounting Officer)

/s/  Jack B. Self          Vice President and Director        August 21, 1997
-----------------------
     Jack B. Self

/s/  Joe M. Wyatt          Vice President and Director        August 21, 1997
-----------------------
     Joe M. Wyatt

/s/  W. D. Cox             Director                           August 21, 1997
-----------------------
     W. D. Cox

/s/  R. Faser Triplett     Director                           August 21, 1997
-----------------------
     R. Faser Triplett


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Ernst & Young LLP, Independent Auditors                         F-2

Consolidated Balance Sheets as of May 31, 1997 and June 1, 1996           F-3

Consolidated Statements of Operations for the years ended
   May 31, 1997, June 1, 1996 and June 3, 1995                            F-4

Consolidated Statements of Shareholders' Equity for the
years ended May 31, 1997, June 1, 1996 and June 3, 1995                   F-5

Consolidated Statements of Cash Flows for the years ended
May 31, 1997, June 1, 1996 and June 3, 1995                               F-6

Notes to Consolidated Financial Statements                                F-7

                                       F-1


Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May
31, 1997 and June 1, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. Our audit also includes the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at May 31, 1997 and June 1, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         ERNST & YOUNG LLP

Jackson, Mississippi
July 10, 1997


                                     F-2


                    Cal-Maine Foods, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                     May 31, 1997  June 1, 1996
                                                     ------------  ------------
Assets
Current assets:
  Cash and cash equivalents                           $  23,737     $   3,959
  Receivables:
    Trade receivables, less allowance for doubtful
      accounts of $62 in 1997 and $31 in 1996 (Note 8)   12,779        13,387
    Other                                                   307           160
                                                      ---------     ---------
                                                         13,086        13,547
  Recoverable federal and state income taxes              1,137           460
  Inventories (Notes 5 and 8)                            42,594        40,969
  Prepaid expenses and other current assets                 986         1,513
                                                      ---------     ---------
Total current assets                                     81,540        60,448
Other assets:
  Notes receivable and investments                        4,747         5,318
  Other                                                     661           529
                                                      ---------     ---------
                                                          5,408         5,847
Property, plant and equipment, less
  accumulated depreciation (Notes 6 and 8)               94,454        82,426
Leased property under capital leases, less
  accumulated amortization (Note 7)                         892         1,270
                                                      ---------     ---------
Total assets                                          $ 182,294     $ 149,991
                                                      =========     =========
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                              $  15,267     $  13,780
  Accrued wages and benefits                              4,314         4,077
  Accrued expenses and other liabilities                  2,114         2,237
  Current maturities of:
    Long-term debt                                        4,302         3,807
    Capitalized lease obligations                           238           450
                                                      ---------     ---------
                                                          4,540         4,257
Deferred income taxes (Note 11)                           9,915         9,355
                                                      ---------     ---------
Total current liabilities                                36,150        33,706

Long-term debt, less current maturities (Note 8)         59,177        58,214
Capitalized lease obligations, less
  current maturities (Note 7)                               719           955
Deferred expenses (Note 9)                                1,655         1,561
Deferred income taxes (Note 11)                           9,951         7,655
                                                      ---------     ---------
Total liabilities                                       107,652       102,091

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity (Note 2):
  Common stock, $.01 par value (Notes 9 and 10):
    Authorized shares-30,000,000 at May 31, 1997
    and 18,000,000 at June 1, 1996
    Issued and outstanding shares-17,565,200 at
    May 31, 1997 and 17,035,200 at June 1, 1996             176           170
  Class A common stock, $.01 par value
    Authorized shares-1,200,000 at May 31, 1997
    and none at June 1, 1996
    Issued and outstanding shares-1,200,000 at
    May 31, 1997 and none at June 1, 1996                    12             -
  Paid-in capital                                        18,785         8,229
  Retained earnings                                      61,903        47,058
  Common stock in treasury (5,583,200 shares in
  1997 and 5,522,400 shares in 1996)                     (6,234)       (5,863)
  Note receivable - stockholder                               -        (1,694)
                                                      ---------     ---------
Total stockholders' equity                               74,642        47,900
                                                      ---------     ---------
Total liabilities and stockholders' equity            $ 182,294     $ 149,991
                                                      =========     =========
See accompanying notes.

                                        F-3



                     Cal-Maine Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                          Fiscal year ended
                                          -----------------

                                         May 31        June 1         June 3
                                          1997          1996           1995
                                         ------        ------         ------
Net sales                               $292,526      $282,844       $242,649
Cost of sales                            236,273       230,850        223,965
                                        --------      --------       --------
Gross profit                              56,253        51,994         18,684
Selling, general and administrative       28,930        29,653         27,934
                                        --------      --------       --------
Operating income (loss)                   27,323        22,341         (9,250)
Other income (expense):
Interest expense (Note 8)                 (4,277)       (5,487)        (5,052)
Equity in income of affiliates (Note 4)      524           721             24
Other                                        783          (190)           993
                                        --------      --------       --------
                                          (2,970)       (4,956)        (4,035)
                                        --------      --------       --------
Income (loss) before income taxes         24,353        17,385        (13,285)
Income tax expense (benefit) (Note 11)     9,508         6,460         (4,600)
                                        --------      --------       --------
Net income (loss)                       $ 14,845      $ 10,925       $ (8,685)
                                        ========      ========       ========
Net income (loss) per common share      $   1.21      $    .94       $   (.74)
                                        ========      ========       ========

See accompanying notes.

                  Cal-Maine Foods, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity
                            (in thousands)

                              Common Stock                       Note
              ------------------------------------               Rec-
                         Cls A Cls A Treas Treas   Pd-in  Ret    Stock-
              Shrs  Amt  Shrs  Amt   Shrs  Amt     Cap    Erngs  holder  Total
              ----- ---- ----- ----- ----- ------- ------ ------ ------- -------
Balance at
May 28, 1994  17035 $170     - $   -  5290 $(5036) $ 8231 $44818 $(1694) $46489
  Redemption
   of fractional
   shares of
   common stock   -    -     -     -     -      -     (1)      -      -      (1)
  Purchases of
   common stock
   for treasury   -    -     -     -    90   (331)     -       -      -    (331)
  Net loss for
   fiscal 1995    -    -     -     -     -      -      -   (8685)     -   (8685)
              ----- ---- ----- ----- ----- ------- ------ ------ ------- ------
Balance at
June 3, 1995  17035  170     -     -  5380  (5367)  8230   36133  (1694)  37472
  Redemption
   of fractional
   shares of
   common stock   -    -     -     -     -      -     (1)      -      -      (1)
  Purchases of
   common stock
   for treasury   -    -     -     -   142   (496)     -       -      -    (496)
  Net income for
   fiscal 1996    -    -     -     -     -      -      -   10925      -   10925
              ----- ---- ----- ----- ----- ------- ------ ------ ------- -------
Balance at
June 1, 1996  17035  170     -     -  5522  (5863)   8229  47058  (1694)  47900
  Exchange of
   common stock
   for Class
   A common
   stock      (1200) (12) 1200    12     -      -       -      -      -       -
  Issuance of
   common
   stock       1730   18     -     -     -      -   10562      -      -   10580
  Redemption
   of fractional
   shares of
   common stock   -    -     -     -     -      -      (6)     -      -      (6)
  Purchase of
   common stock
   for treasury   -    -     -     -    61   (371)      -      -      -    (371)
  Repayment of
   note rec-
   stockholder    -    -     -     -     -      -       -      -   1694    1694
  Net income for
   fiscal 1997    -    -     -     -     -      -       -  14845      -   14845
              ----- ---- ----- ----- ----- ------- ------ ------ ------- -------
Balance at
May 31, 1997  17565 $176  1200 $  12  5583 $(6234) $18785 $61903 $    -  $74642
              ===== ==== ===== ===== ===== ======= ====== ====== ======= =======

See accompanying notes.

                   Cal-Maine Foods, Inc. and Subsidiaries

                   Consolidated Statements of Cash Flows
                               (in thousands)

                                                          Fiscal year ended
                                                  -----------------------------
                                                  May 31     June 1     June 3
                                                   1997       1996       1995
                                                 --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $14,845    $10,925    $(8,685)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                10,550     10,444      9,894
     Provision for doubtful accounts                  52         41          4
     Provision for deferred income taxes           2,856      4,660     (3,210)
     Equity in income of affiliates                 (524)      (721)       (24)
     (Gain) loss on sales of property,
       plant and equipment                            69        956       (873)
     Increase in deferred compensation                60         60         60
Change in operating assets and liabilities,
  net of effects from purchases of shell
  egg production and processing businesses
  in 1997 and 1995:
     (Increase) decrease in receivables and
       other assets                                1,702     (2,220)     2,388
     (Increase) decrease in inventories            1,238     (2,599)     2,205
     Increase (decrease) in accounts payable,
       accrued expenses and deferred expenses      1,635      3,728     (2,033)
                                                 --------   --------   --------
Net cash provided by (used in) operating
  activities                                      32,483     25,274       (274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment       (16,189)    (8,768)   (15,944)
Purchases of shell egg production and
  processing businesses                           (6,956)         -     (2,883)
Payments received on notes receivable and
  from investments                                 1,634        513        136
Increase in note receivable and investments          (15)       (13)       (40)
Net proceeds from sales of property, plant
  and equipment                                      914        687      1,292
                                                 --------   --------   --------
Net cash used in investing activities            (20,612)    (7,581)   (17,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock            10,580          -          -
Net borrowings (payments) under line of credit         -    (15,500)    15,500
Long-term borrowings                               3,000      5,050      6,000
Principal payments on long-term debt and
  capital leases                                  (6,990)    (5,835)    (5,432)
Payments received on note receivable-stockholder   1,694          -          -
Purchases of common stock for treasury              (371)      (497)      (332)
Redemption of fractional shares of common stock       (6)        (2)        (1)
                                                 --------   --------   --------
Net cash provided by (used in) financing
  activities                                       7,907    (16,784)    15,735
                                                 --------   --------   --------
Increase (decrease) in cash and cash equivalents  19,778        909     (1,978)
Cash and cash equivalents at beginning of year     3,959      3,050      5,028
                                                 --------   --------   --------
Cash and cash equivalents at end of year         $23,737    $ 3,959    $ 3,050
                                                 ========   ========   ========
Non-cash investing and financing activities:
  Note payable for purchase of shell egg
     production and processing business          $ 5,000    $     -    $     -
                                                 ========   ========   ========
  Notes received from sales of properties        $    88    $   664    $   330
                                                 ========   ========   ========
Capital lease obligations for equipment          $     -    $     -    $   676
                                                 ========   ========   ========

See accompanying notes.

                   Cal-Maine Foods, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements
                 (in thousands, except  per share amounts)
                                 May 31, 1997


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the Company") all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is engaged in the production, processing and distribution of shell eggs and egg products and livestock operations. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal ingredients, corn and other grains. In fiscal years 1997 and 1996, corn prices were historically high, which adversely affected cost of goods sold. Management anticipates lower corn prices in fiscal year 1998 which will have a positive effect on the fiscal 1998 cost of goods sold.

Primarily all of the Company's sales are to wholesale egg and egg products buyers in the southwestern, southeastern, midwestern and mid-Atlantic regions of the United States. Revenue is recognized when shell eggs and products are shipped to customers. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 10.1% of the Company's net sales in fiscal 1997. No single customer accounted for more than 10% of the Company's net sales in fiscal years 1996 and 1995.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market.

The cost associated with flocks, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during a growing period of approximately 18 weeks. Flock costs are amortized over the productive lives of the flocks, generally one to two years.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.
Depreciation is provided by the straight-line method over the estimated useful lives, which is 15 to 25 years for buildings and improvements and 3 to 8 years for machinery and equipment.

2.  Significant Accounting Policies (contd.)

Income Taxes

Income taxes have been provided using the liability method.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB
Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common shares outstanding of 12,285,000, 11,584,000, and 11,700,000 during fiscal 1997, 1996 and
1995, respectively.

Impact of Recently Issued Accounting Standards

Effective June 2, 1996, the Company adopted FASB Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of this adoption was not material to the Company's financial position or results of its operations.

In February 1997, the FASB Statement No. 128, Earnings per
Share, was issued.  Effective in the third quarter of fiscal
1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May
31 which was May 31, 1997 (52 weeks), June 1, 1996 (52
weeks), and June 3, 1995 (53 weeks) for the most recent fiscal three years.

2.  Initial Public Offering

During December 1996 and January 1997, the Company sold
1,730,000 shares in aggregate of its common stock at $7 per share in an underwritten initial public offering (the "Offering"). Net proceeds from the Offering were $10,580.

3.  Acquisitions

In April 1997, the Company purchased certain operating assets of a shell egg production and processing business for $10,654, which included a $5,000 note payable to the seller. The transaction was accounted for as a purchase.

In January 1997, the Company purchased, for $1,302, certain operating assets of a shell egg production business and accounted for the transaction as a purchase.

In June 1994, the Company purchased, for $2,883, certain inventories, land and equipment of a shell egg production and processing

3.  Acquisitions (contd.)

business and accounted for the transaction as a purchase. In connection with the purchase, the Company leased substantially all facilities and certain equipment of the business under an operating lease with monthly rentals of $79 through May
1998. The Company may renew the lease for three years with monthly rentals of $79 through May 2001. The Company has the option to purchase the facilities and equipment for approximately
$3,820 after fiscal 1999 or $1,750 after fiscal 2002.

The operating results of these assets acquired are included in the consolidated statements of operations of the Company for the periods subsequent to the acquisition dates. Prior operations of these assets acquired are immaterial to the Company's net sales, net income (loss) and net income (loss) per common share for the fiscal years ended May 31, 1997, June 1, 1996 and June 3, 1995.

4.  Investment in Affiliates

The Company owns 50% of BCM Egg Company ("BCM"), a partnership. Equity in earnings of $681, $721, and $24, from BCM have been included in the consolidated statements of operations in fiscal 1997, 1996 and 1995, respectively. The
Company purchased approximately $9,831, $9,929, and $7,492 of eggs from BCM during each of those fiscal years, which represented a significant percentage of BCM's sales.

The Company owns 32.5% of American Egg Products, Inc.
("AEP"). Equity in losses of $157 from AEP have been included in the consolidated statement of operations in fiscal 1997. The Company did not record equity in income or losses from AEP in fiscal 1996 or 1995 because its ownership interest in AEP was less than 20%.

5.  Inventories

Inventories consisted of the following:

                                 May 31     June 1
                                  1997       1996
                                 -------    -------
Flocks                           $26,674    $23,501
Eggs and egg products              4,030      3,127
Feed and supplies                  8,377     10,424
Livestock                          3,513      3,917
                                 -------    -------
                                 $42,594    $40,969
                                 =======    =======

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                 May 31     June 1
                                  1997       1996
                                 -------    -------
Land and improvements           $ 19,752   $ 18,854
Buildings and improvements        53,593     48,830
Machinery and equipment           75,069     68,836
Construction-in-progress          10,603      3,617
                                 -------    -------
                                 159,017    140,137
Less accumulated depreciation
and amortization                  64,563     57,711
                                 -------    -------
                                $ 94,454   $ 82,426
                                ========   ========

7.  Leases

Leased property under capital leases consisted of the following:

                                    May 31       June 1
                                     1997         1996
                                    ------       ------
Machinery and equipment            $ 2,100      $ 2,100
Less accumulated amortization        1,208          830
                                    ------       ------
                                   $   892      $ 1,270
                                    ======       ======

Future minimum payments under capital leases and noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 31, 1997 are as follows:

                                       Capital         Operating
                                       Leases          Leases
                                       -------         -------
1998                                   $   303         $ 2,746
1999                                       303           1,600
2000                                       322           1,179
2001                                       151             756
2002                                         -             417
Thereafter                                   -             144
                                       -------         -------
Total minimum lease payments             1,079          $6,842
                                                       =======
Less amount representing interest
  (rates from7.25% to 9.0%)                122
                                       -------
Present value of minimum lease payments    957
Less amounts due within one year           238
                                       -------
Amounts due after one year             $   719
                                       =======

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $ 3,849, $3,901, and $3,726 in fiscal 1997, 1996, and 1995, respectively. Included in rent expense are vehicle rents totaling $1,837, $1,718, and $1,726 in fiscal 1997, 1996 and
1995, respectively.


8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

                                                        May 31       June 1
                                                         1997         1996
Note payable at 6.62%; due in monthly installments
of $130, plus interest, maturing in 2000                $14,075      $15,890
Note payable at 7.64%; due in monthly installments
of $114, including interest, maturing in 2003            10,503       11,053
Note payable at federal funds rate plus 1.50%; due
in quarterly installments of $298, plus interest,
maturing  in 2000                                         8,884       10,079
Note payable at 9.625%; due in monthly installments
of $60, plus interest, maturing in 2001                   6,780        7,485
Note payable at 7.75%; due in monthly installments
of $55, plus interest, maturing in 2003                   7,995        8,655
Note payable at 8.25%; due in monthly installments
of $79, including interest, maturing in 2004              4,911            -
Note payable, federal funds rate plus 1.50%; due in
monthly installments of $24, plus interest,
maturing in 2004                                          1,976            -
Note payable, federal funds rate plus 1.5%; due in
quarterly installments of $36, plus interest,
maturing in 2000                                              -          643
Note payable at 8.69%; due in monthly installments
of $8, including interest, maturing in 2001                 329          392
Note payable at 6.61%; due in monthly installments
of $7, including interest, maturing in 2000                 266          335
Note payable at 4%; due in monthly installments of
$4, including interest, maturing in 1999                    105          149
Adjustable rate industrial revenue bonds                  6,655        7,340
Fixed rate industrial revenue bonds                       1,000            -
                                                        -------      -------
                                                         63,479       62,021
Less current maturities                                   4,302        3,807
                                                        -------      -------
                                                        $59,177      $58,214
                                                        =======      =======

The adjustable rate industrial revenue bonds with principal balances of $4,670 and $1,985 are due November 1, 2005 and May 1, 2006, respectively, with interest due monthly at variable rates (5.65% at May 31, 1997 and 5.60% at June 1, 1996).
The bonds are redeemable at the option of the Company on a monthly basis subject to certain mandatory redemption requirements.
The bonds are collateralized by letters of credit of approximately $7,000.

The Company has available to borrow $13,500 of fixed rate industrial revenue bonds for the construction of certain operating facilities, of which $1,000 has been borrowed as of May 31, 1997. The estimated total construction cost of the facilities is $16,000, of which $11,500 was expended as of May 31, 1997. Principal payments consist of monthly principal payments equal to the outstanding borrowings on September 30, 1998 divided by 150 beginning November 1, 1998. Interest is payable monthly at a fixed rate based upon the average-life US Treasury rate plus 2% (8.84% weighted average rate at May 31, 1997) at the date the funds are advanced to the Company.



8.  Credit Facilities and Long-Term Debt (contd.)

The aggregate annual maturities of long-term debt at May 31, 1997 are as follows:

1998                    $4,302
1999                     5,452
2000                    16,005
2001                    15,590
2002                     3,375
Thereafter              18,755
                       -------
                       $63,479
                       =======

The Company has a $35,000 line of credit with three banks all of which was unused at May 31, 1997. The line of credit is limited in availability based upon the levels of accounts receivable and inventories. Borrowings under the line of credit bear interest at 1.5% above the federal funds rate or LIBOR, at the Company's option. Facilities fees of .25% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current and debt-to-equity ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. The Company was in compliance with these provisions as of May 31, 1997.

Interest of $4,614, $5,910, and $5,594 was paid during fiscal 1997, 1996, and 1995, respectively. Interest of $337,
$305, and $438 was capitalized for construction of certain facilities during fiscal 1997, 1996, and 1995, respectively.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under
Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $60 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $2,110, $3,130, and $2,100 in fiscal 1997, 1996 and 1995, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company has historically made contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the plan were approximately $1,416, $992, and $808 in fiscal 1997, 1996 and 1995, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $60 in fiscal 1997, 1996 and 1995, respectively.



10.  Stock Option Plan

The Company has elected to follow APB No. 25 and related
Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

 The Company has reserved 800,000 shares under its 1993
Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At
May 31, 1997 and June 1, 1996, 272,000 and 296,000 shares,
respectively, were available for grant under the 1993 plan.

Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: risk-free interest rate of 6.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .517, and a weighted-average expected life of the options of 5 years.

The weighted-average fair value of options granted during fiscal 1997 was $4.56. No options were granted in fiscal
1996. The pro forma effect of the estimated fair value of the options granted in fiscal 1997 was insignificant to the fiscal 1997 net income and net income per share of the Company.

A summary of the Company's stock option activity and related information is as follows:



                                                     Weighted-
                                                     Average
                                     Shares          Exercise Price
                                    --------         --------------
Outstanding at June 3, 1995          552,000             $ 3.42
   Forfeited                         (48,000)              3.42
                                    --------
Outstanding at June 1, 1996          504,000               3.42
   Granted                            24,000               4.33
                                    --------
Outstanding at May 31, 1997          528,000               3.46
                                    ========

At May 31, 1997, the weighted average remaining contractual
life of the options outstanding was 6.2 years and  302,400
options were exercisable.

11.  Income Taxes

Income tax expense (benefit) consisted of the following:

                            Fiscal year ended
                  May 31        June 1         June 3
                   1997          1996           1995
                  ------        ------         ------
Current:
  Federal         $6,502        $1,700        $(1,390)
  State              150           100              -
                  ------        ------         ------
                   6,652         1,800         (1,390)

Deferred:
  Federal          2,390         4,020         (2,810)
  State              466           640           (400)
                  ------        ------         ------
                   2,856         4,660         (3,210)
                  ------        ------         ------
                  $9,508        $6,460        $(4,600)

11.  Income Taxes (continued)

Significant components of the Company's deferred tax liabilities were as follows:

                                                   May 31       June 1
                                                    1997         1996
                                                  --------     --------
Current deferred tax liabilities:
  Inventories                                     $ 10,175     $  9,330
  Prepaid expenses                                     175          235
  Accrued expenses                                    (415)        (200)
  Other                                                (20)         (10)
                                                  --------     --------
Total current deferred tax liabilities               9,915        9,355

Long-term deferred tax liabilities:
  Property, plant and equipment                      6,741        5,830
  Investments                                          335          385
  Deferred compensation                               (310)        (300)
  State net operating loss carryforwards                 -         (255)
  Alternative minimum tax credit carryforwards           -       (1,105)
  Cash basis temporary differences                   3,185        3,100
                                                  --------     --------
Total long-term deferred tax liabilities             9,951        7,655
                                                  --------     --------
Total deferred tax liabilities                     $19,866      $17,010
                                                  ========     ========

Effective May 29, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues of the farming subsidiary exceed 1988 revenues.
Management does not anticipate the payment of such taxes related to these cash basis timing differences during 1997.
The Company uses the farm-price method for valuing inventories for income tax purposes.

The differences between income tax expense at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate (35% in fiscal 1997 and 34% in fiscal 1996 and 1995) were as follows:

                                                     Fiscal year ended
                                             May 31       June 1       June 3
                                               1997         1996         1995
                                            --------     --------     --------
Statutory federal income tax (benefit)       $8,524       $5,911       $(4,517)
State income taxes (benefit), net               700          488          (268)
Benefit of net operating loss carryover
  for certain states                           (300)           -             -
Increase in federal income tax rate             495            -             -
Other, net                                       89           61           185
                                            --------     --------     --------
                                             $9,508       $6,460       $(4,600)

Federal and state income taxes of $7,597, $1,985 and $294 were paid in fiscal 1997, 1996 and 1995, respectively.
Federal and state income taxes of $9, $1,500 and $3,267 were refunded in fiscal 1997, 1996 and 1995, respectively.



12.  Other Matters

The carrying amounts reported in the balance sheet for cash and cash equivalents, notes receivable and investments, long-term debt and capitalized leases approximate their carrying value. The fair values for notes receivables, long-term debt and capitalized leases are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advise of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.



              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          Years ended May 31, 1997, June 1, 1996, and June 3, 1995
                                (in thousands)

                                   Balance at   Charged to Write-off Balance at
                                   Beginning of Cost and   of        End of
Description                        Period       Expense    Accounts  Period
-----------                        ------------ ---------- --------- ----------
Year ended May 31, 1997:
Allowance for doubtful accounts        $  31       $  52     $  21      $  62
                                       =====       =====     =====      =====

Year ended June 1, 1996:
Allowance for doubtful accounts        $  34       $  41     $  44      $  31
                                       =====       =====     =====      =====

Year ended June 3, 1995:
Allowance for doubtful accounts        $  49       $   4     $  19      $  34
                                       =====       =====     =====      =====



                                     S-1



                            CAL-MAINE FOODS, INC.

               Form 10-K for the fiscal year ended May 31, 1997


                                EXHIBIT INDEX

The following  exhibits, not included by reference, are filed herewith:

Exhibit
Number        Exhibit
-------       -------
10.1(A)       Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of
                June 3, 1997 (without exhibits)
11            Statement regarding computation of earnings per share
23            Consent of Ernst & Young LLP
27            Financial Data Schedule