Form 10-Q
period 1997-08-30
CAL MAINE FOODS INC
filed 1997-10-06
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                FORM 10-Q

(mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended August 30, 1997

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

                          Yes    X     No_____

    	Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 3, 1997.

         	Common Stock, $0.01 par value				11,994,388 shares

      	Class A Common Stock, $0.01 par value		  1,200,000 shares



                         CAL-MAINE FOODS, INC.

                                INDEX

	                                                       						 				   Page
Part I.		Financial Information                                							Number

Item 1. 	Condensed Consolidated Financial Statements

      			Condensed Consolidated Balance Sheets -
      			August 30, 1997 (unaudited) and May 31, 1997		       	        3

      			Condensed Consolidated Statements of Operations -
			      Three Months Ended August 30, 1997 (unaudited) and
         August 31, 1996 (unaudited)					                              4

      			Condensed Consolidated Statements of Cash Flow -
			      Three Months Ended August 30, 1997 (unaudited) and
         August 31, 1996 (unaudited)					                              5

      			Notes to Condensed Consolidated Financial Statements		        6

Item 2. 	Management's Discussion and Analysis of	Financial
         Condition and Results of Operations			                        7


Part II.	Other Information

Item 6. 	Exhibits and Reports on Form 8-K				                        10


Signatures									                                                  11



                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                 August 30, 1997   May 31, 1997
                                                 ---------------   ------------
                                                 (unaudited)       (note)
ASSETS
Current assets:
   Cash and cash equivalents                     $  16,852         $  23,737
   Accounts receivable, net                         13,838            13,086
   Recoverable federal and state income taxes        2,142             1,137
   Inventories - note 2                             41,401            42,594
   Prepaid expenses and other current assets         1,410               986
                                                 ---------         ---------
Total current assets                                75,643            81,540

Notes receivable and investments                     3,988             4,747
Other assets                                         1,168               661

Property, plant and equipment                      166,087           161,117
Less accumulated depreciation                      (68,477)          (65,771)
                                                 ---------         ---------
                                                    97,610            95,346
                                                 ---------         ---------
   TOTAL ASSETS                                  $ 178,409         $ 182,294
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses         $  21,445         $  21,695
   Current maturities of long-term debt              5,067             4,540
   Current deferred income taxes                     9,915             9,915
                                                 ---------         ---------
Total current liabilities                           36,427            36,150

Long-term debt, less current maturities             57,471            59,896
Deferred expenses                                    1,654             1,655
Deferred income taxes                                9,951             9,951
                                                 ---------         ---------
   Total liabilities                                69,076           107,652

Stockholders' equity:
   Common stock $0.01 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares -
         17,588,200 at August 30, 1997
         and 17,565,200 at May 31, 1997                176               176
   Class A common stock $0.01 par value,
      authorized and issued 1,200,000 shares            12                12
   Paid-in capital                                  18,863            18,785
   Retained earnings                                60,166            61,903
   Common stock in treasury - 5,593,812
      shares at August 30, 1997
      and 5,583,200 shares at May 31, 1997          (6,311)           (6,234)
                                                 ---------         ---------
   Total stockholders' equity                       72,906            74,642
                                                 ---------         ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 178,409         $ 182,294
                                                 =========         =========

See note next page.  See notes to condensed consolidated financial statements.



                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                UNAUDITED

			      		   				                                    13 Weeks Ended
                                              August 30, 1997   August 31, 1996
                                              ---------------   ---------------
Net sales                                     $ 63,723          $ 65,563
Cost of sales                                   58,253            55,712
                                              ---------         ---------
   Gross profit                                  5,470             9,851
Selling, general and administrative              7,461             7,140
                                              ---------         ---------
   Operating income (loss)                      (1,991)            2,711
Other income (expense):
   Interest expense, net                        (1,013)           (1,116)
   Other                                           194               199
                                              ---------         ---------
                                                  (819)             (917)
                                              ---------         ---------
   Income (loss) before income taxes            (2,810)            1,794
Income tax expense (benefit)                    (1,073)              697
                                              ---------         ---------
   NET INCOME (LOSS)                          $ (1,737)         $  1,097
                                              =========         =========
Net income (loss) per common share            $   (.13)         $   0.10
                                              =========         =========
Weighted average shares outstanding             13,188            11,509
                                              =========         =========

Note: The balance sheet at May 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.



                 CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                               UNAUDITED

                                                         13 Weeks Ended
                                              August 30, 1997   August 31, 1996
                                              ---------------   ---------------
Cash flows from operating activities          $     78           $  3,147

Cash flows from investing activities:
   Purchases of property, plant and equipment   (1,792)            (1,104)
   Construction of production facilities        (3,344)            (1,008)
   Payments received on notes receivable
      and from investments                          33                  9
   Net proceeds from sale of property,
      plant and equipment                           37                266
                                              ---------          ---------
Net cash used in investing activities           (5,066)            (1,837)

Cash flows from financing activities:
   Additional long-term borrowings                   0              1,000
   Principal payments on long-term debt
      and capital leases                        (1,898)            (1,560)
   Purchases of common stock for treasury          (77)               (21)
   Proceeds from the exercise of stock options      78                  0
                                              ---------          ---------
Net cash provided by (used in) financing
   activities                                   (1,897)              (581)
                                              ---------          ---------
Increase (decrease) in cash and cash
   equivalents                                  (6,885)               729

Cash and cash equivalents at beginning of
   period                                       23,737              3,959
                                              ---------          ---------
Cash and cash equivalents at end of period    $ 16,852           $  4,688
                                              =========          =========

See notes to condensed consolidated financial statements.



                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                   (in thousands, except share amounts)
                            August 30, 1997
                              (unaudited)

1.	Presentation of Interim Information

     The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 1997, and the results of operations for the thirteen weeks ended August 30, 1997 and August 31, 1996, and the cash flows for the thirteen weeks ended August 30, 1997 and August 31, 1996. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report.

2.	Inventories

  	Inventories consisted of the following:

                                      August 30, 1997   May 31, 1997
                                      ---------------   ------------
        Flocks                        $ 26,759          $ 26,674
        Eggs and egg products            3,661             4,030
        Feed and supplies                7,831             8,377
        Livestock                        3,150             3,513
                                      --------          --------
                                      $ 41,401          $ 42,594

3.  	Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three months ended August 30, 1997 and August 31, 1996 is not expected to be material.




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

     Management's discussion contains forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed as follows. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

                                             Percentage of Net Sales
			                        	                 -----------------------
                                                 13 Weeks Ended
                                        August 30, 1997   August 31, 1996
                                        ---------------   ---------------
     Net sales                          100.0%            100.0%
     Cost of sales                       91.4              85.0
                                        ------            ------
     Gross profit                         8.6              15.0
     Selling, general & administrative   11.7              10.9
                                        ------            ------
     Operating income (loss)             (3.1)              4.1
     Other expense                       (1.3)             (1.4)
                                        ------            ------
     Income (loss) before taxes          (4.4)              2.7
     Income tax expense (benefit)        (1.7)              1.0
                                        ------            ------
     Net income (loss)                   (2.7)%             1.7%

NET SALES

    	Net sales for the first quarter of fiscal 1998 were $63.7 million, a decrease of $1.8 million, or 2.8%, as compared to the first quarter of fiscal 1997. Although dozens sold increased for the current quarter, a 9% decrease in average shell egg market prices resulted in a decline in net sales. The Company's net average selling price per dozen for the fiscal 1998 first quarter was $.607, compared to $.682 for the first quarter last year, a decrease of 11%. Differences in the product mix sold affect the difference between the percentage change of average shell egg market price and the Company's net average selling price. The Company's net average selling price is the average selling price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Dozens sold for the fiscal 1998 first quarter were 98.1 million, compared to 89.4 million, an increase of 10%. A production and processing facility purchased in the fourth quarter of fiscal 1997 produced 6.6 million dozen. The balance of the increase in dozens sold was from purchases from outside producers.

COST OF SALES

    	Total cost of sales for the first quarter ended August 30, 1997 was $58.3 million, an increase of $2.5 million, or 4.6%, from the cost of sales of $55.7 million in last year's first quarter. This increase is primarily the net result of an increase in dozens sold and a decrease in feed cost per dozen eggs sold. Feed cost for the first quarter ended August 30, 1997, was $.25 per dozen, compared to $.32 per dozen for the comparable period, a decrease of 22%. Last year, poor crop conditions in the Mid-West resulted in higher cost of feed ingredients. For the current crop year, industry projections indicate better crop conditions. The decrease in egg selling prices and increases in cost of sales combined to decrease gross profit from 15.0% of net sales in the quarter ended August 31, 1996 to 8.6% for the current quarter ended August 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    	Selling, general and administrative expense for the first quarter ended August 30, 1997 was $7.5 million, an increase of $300,000, or 4.5%, as compared to the $7.1 million for the comparable period last year. For the current quarter, approximately one-third of the increase is due to higher promotional expenses in the Company's growing specialty egg business, and the balance is due to additional delivery costs, due to increased dozens sold.
As a percent of net sales, selling, general and administrative expenses have increased for the current quarter to 11.7% from last year's first quarter of 10.9%.

OPERATING INCOME (LOSS)

    	As the result of the above, an operating loss of $2.0 million was incurred for the first quarter ended August 30, 1997, as compared to an operating income of $2.7 million for last year's first quarter. As a percent of net sales, the current fiscal 1998 quarter had a 3.1% operating loss, compared to 4.1% operating income for last year.

OTHER EXPENSE

    	Other expenses for the first quarter ended August 30, 1997 were $800,000, compared to $900,000 for last year's first quarter. The current year reduction of $100,000 is due to lower net interest expense. As a percent of net sales, both quarters were a fraction above 1%.

INCOME TAXES

    	As a result of above, the Company had a pre-tax loss of $2.8 million for the quarter ended August 30, 1997, compared to pre-tax income of $1.8 million for the quarter ended August 31, 1996. For the fiscal 1998 first quarter, an income tax benefit of $1.1 million was recorded with an effective tax rate of 38.2%, as compared to an income tax expense of $700,000 with an effective rate of 38.9% for last year's comparable quarter.

NET INCOME

    	As a result of the above, the net loss for the first quarter ended August 30, 1997 was $1.7 million, or a loss of $.13 per share, compared to net income of $1.1 million, or $.10 per share for the quarter ended August 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

    	The Company's working capital at August 30, 1997 was $39.2 million compared to $45.4 million at May 31, 1997. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at August 30, 1997. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $62.5 million.

    	Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at August 30, 1997.

    	For the thirteen weeks ended August 30, 1997, $78,000 in net cash was provided by operating activities. This compares to net cash from operating activities of $3.1 million for the comparable period last year. For the current fiscal first quarter, $1.8 million was used for purchases of property, plant and equipment, and $3.3 million was used for construction of the Chase, Kansas facility. Repayment of long-term debt in the amount of $1.9 million was made. The net result of these current activities was a decrease in cash of $6.9 million since May 31, 1997.

    	For the first quarter ended August 31, 1996, $1.1 million was used for purchases of property, plant and equipment, and $1.0 million was used for construction of new facilities. Additional long-term borrowings of $1.0 million were received and repayments of $1.6 million were made. Including the $3.1 million net cash from operating activities, the net result was an increase in cash of $700,000 during the first quarter beginning June 1, 1996.

    	At August 30, 1997, the Company had expended, since the start of the project, approximately $14.3 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $16.0 million to complete the project through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $1.0 million at August 30, 1997. In the second quarter of fiscal 1998, the Company plans to commence construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million borrowing from an insurance company.



                       PART II.	OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  	a.	Exhibits

	       	The following Part I exhibit is filed herewith:

	       	Exhibit
	       	Number		  Exhibit
         -------   -------
        	27       	Financial data schedule

  	b.	Reports on Form 8-K

   No Current Report on Form 8-K was filed by the Company covering an event during the first quarter of fiscal 1998.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 					     CAL-MAINE FOODS, INC.
					                      (Registrant)

Date: October 6, 1997					 /s/ Bobby J. Raines
                           ------------------------------
					                      Bobby J. Raines
                 					     Vice President/Treasurer
                           (Principal Financial Officer)

Date:	October 6, 1997      /s/ Charles F. Collins
                           ------------------------------
                 					     Charles F. Collins
                 					     Vice President/Controller
                           (Principal Accounting Officer)





