Form 10-Q
period 1997-11-29
CAL MAINE FOODS INC
filed 1998-01-08
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q

                                (mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

             For the quarterly period ended November 29, 1997

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

  	Number of shares outstanding of each of the issuer's classes of common stock
(exclusive of treasury shares), as of January 5, 1998.

          	Common Stock, $0.01 par value				11,994,388 shares

       	Class A Common Stock, $0.01 par value		  1,200,000 shares











                           CAL-MAINE FOODS, INC.

                                  INDEX

                                                          											   Page
Part I.		Financial Information							                                  Number

  	Item 1.		Condensed Consolidated Financial Statements

         			Condensed Consolidated Balance Sheets -
			         November 29, 1997 and May 31, 1997		          	       	       3

         			Condensed Consolidated Statements of Operations -
			         Three Months and Six Months Ended
            November 29, 1997 and November 30, 1996	             		       4

         			Condensed Consolidated Statements of Cash Flow -
			         Six Months Ended November 29, 1997 and
            November 30, 1996				                                		       5

         			Notes to Condensed Consolidated Financial Statements 		       6

  	Item 2.		Management's Discussion and Analysis of
			         Financial Condition and Results of Operations	       		       7


Part II.		Other Information

  	Item 6.		Exhibits and Reports on Form 8-K	                    			     12


  	Signatures	                                              								     13






                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                             November 29, 1997    May 31, 1997
                                             -----------------    ------------
                                                (unaudited)          (note)
ASSETS

Current assets:
   Cash and cash equivalents                     $  20,939          $  23,737
   Accounts receivable, net                         24,303             13,086
   Recoverable federal and state income taxes          162              1,137
   Inventories - note 2                             44,159             42,594
   Prepaid expenses and other current assets           450                986
                                                 ---------          ---------
Total current assets                                90,013             81,540

Notes receivable and investments                     5,013              4,747
Other assets                                           830                661

Property, plant and equipment                      170,794            161,117
Less accumulated depreciation                      (71,151)           (65,771)
                                                 ---------          ---------
                                                    99,643             95,346
                                                 ---------          ---------
     TOTAL ASSETS                                $ 195,499          $ 182,294
                                                 =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses         $  31,047          $  21,695
   Current maturities of long-term debt              5,067              4,540
   Current deferred income taxes                     9,915              9,915
                                                 ---------          ---------
Total current liabilities                           46,029             36,150

Long-term debt, less current maturities             60,715             59,896
Deferred expenses                                    1,655              1,655
Deferred income taxes                                9,951              9,951
                                                 ---------          ---------
     Total liabilities                             118,350            107,652

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares -
        17,565,200 at November 30,
        1997 and May 31, 1997                          176                176
     Class A common stock $0.01 par value,
        authorized and issued
        1,200,000 shares                                12                 12
     Paid-in capital                                18,784             18,785
     Retained earnings                              64,410             61,903
     Common stock in treasury - 5,570,812
        shares at November 30, 1997 and
        5,583,200 shares at May 31, 1997            (6,233)            (6,234)
                                                 ---------          ---------
     Total stockholders' equity                     77,149             74,642
                                                 ---------          ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 195,499          $ 182,294
                                                 =========          =========

See note next page.  See notes to condensed consolidated financial statements.




                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 UNAUDITED

                                13 Weeks Ended            		26 Weeks Ended
                         Nov 29, 1997  Nov 30, 1996  Nov 29, 1997  Nov 30, 1996
                         ------------  ------------  ------------  ------------
Net sales                 $  79,435     $  78,629     $ 143,158     $ 144,192
Cost of sales                63,999        60,783       122,252       116,495
                          ---------     ---------     ---------     ---------
   Gross profit              15,436        17,846        20,906        27,697
Selling, general and
  administrative              8,122         7,102        15,583        14,242
                          ---------     ---------     ---------     ---------
   Operating income           7,314        10,744         5,323        13,455
Other income (expense):
   Interest expense, net       (858)       (1,182)       (1,700)       (2,089)
   Other                        232           200           255           190
                          ---------     ---------     ---------     ---------
                               (626)         (982)       (1,445)       (1,899)
                          ---------     ---------     ---------     ---------
   Income before income taxes 6,688         9,762         3,878        11,556
Income tax expense            2,444         3,831         1,371         4,528
                          ---------     ---------     ---------     ---------
   NET INCOME             $   4,244     $   5,931     $   2,507     $   7,028
                          =========     =========     =========     =========
Net income/common share   $    0.32     $    0.52     $     .19     $    0.61
                          =========     =========     =========     =========
Weighted average shares
outstanding                  13,194        11,502        13,191        11,507
                          =========     =========     =========     =========

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






                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                                UNAUDITED

                                                            26 Weeks Ended
                                                     Nov 29, 1997  Nov 30, 1996
                                                     ------------  ------------
Cash flows from operating activities                   $  6,198      $ 12,920

Cash flows from investing activities:
   Purchases of property, plant and equipment            (4,022)       (2,356)
   Construction of production facilities                 (4,345)       (3,162)
   Purchases of shell egg production and
     processing business                                 (2,037)            0
   Payments received on notes receivable and
     from investments                                        62            34
   Increase in note receivable, investments and
     other assets                                          (469)            0
   Net proceeds from sale of property, plant and
     equipment                                              469           274
                                                       ---------     ---------
Net cash used in investing activities                   (10,342)       (5,210)

Cash flows from financing activities:
   Additional long-term borrowings                        9,000         1,000
   Principal payments on long-term debt and
     capital leases                                      (7,654)       (3,590)
   Purchases of common stock for treasury                   (78)          (42)
   Sale of common stock from treasury                        79             0
   Redemption of fractional shares of common stock           (1)           (4)
                                                       ---------     ---------
Net cash provided by (used in) financing activities       1,346        (2,636)
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents         (2,798)        5,074

Cash and cash equivalents at beginning of period         23,737         3,959
                                                       ---------     ---------
Cash and cash equivalents at end of period             $ 20,939      $  9,033

See notes to condensed consolidated financial statements.






                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                             November 29, 1997
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

   In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 29, 1997, and the results of operations for the thirteen and twenty-six weeks ended November 29, 1997 and November 30, 1996, and the cash flows for the twenty-six weeks ended November 29, 1997 and November 30, 1996. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report.

2. Acquisitions

	  In November 1997, the Company purchased the inventories and equipment of a shell egg production and processing business for $2,037 and accounted for the transaction as a purchase.  In connection with the purchase, the Company leased substantially all facilities of the business under operating leases with monthly rentals of $22 through October 2004, with options to renew the leases for five one-year terms.  The operating results of these assets acquired are included in the consolidated statements of the Company for the period subsequent to the acquisition date.

3.	Inventories

  	Inventories consisted of the following:

                                Nov 29, 1997     May 31, 1997
                                ------------     ------------
Flocks                            $ 27,790         $ 26,674
Eggs and egg products                4,288            4,030
Feed and supplies                    8,982            8,377
Livestock                            3,099            3,513
                                  --------         --------
                                  $ 44,159         $ 42,594

4. Impact of Recently Issued Accounting Standards

  	In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings per Share", which is required to be adopted on February 28,
1998.  At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded.  The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended November 29, 1997 and November 30, 1996 is not expected to be material.

5. Subsequent Events

  	In December 1997, the Company and three of its lenders agreed to revised terms, amounts and interest rates for long-term debt extended to the Company. The revised arrangements provide for a total of $40 million of borrowings under notes, with maturities ranging from 10 to 15 years at a weighted average fixed interest rate of 7.10%. Approximately $20 million of existing debt was refinanced and the Company was provided with an additional $20 million of working capital.




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

   The Company currently uses contract producers for approximately 33% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, some shell eggs are purchased for resale by the Company from other, outside producers.

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

  	The Company's cost of production is materially affected by feed costs, which average about 60% of Cal-Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

  	Management's discussion contains forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed as follows. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors
Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's report to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange
Act of 1934.

  	Factors Affecting Future Performance.  The Company's future operating results may be affected by various trends and factors which are beyond the Company's control.  These include adverse changes in shell egg prices and in the grain market.  Accordingly, past trends should not be used to anticipate future results and trends.  Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.




RESULTS OF OPERATIONS

  	The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                             								     Percentage of Net Sales
                           	    13 Weeks Ended        				 26 Weeks Ended
                         Nov 29, 1997  Nov 30, 1996  Nov 29, 1997  Nov 30, 1996
                         ------------  ------------  ------------  ------------
Net sales                   100.0%        100.0%        100.0%        100.0%
Cost of sales                80.6          77.3          85.4          80.8
                            ------        ------        ------        ------
Gross profit                 19.4          22.7          14.6          19.2
Selling, general &
  administrative             10.2           9.0          10.9           9.9
                            ------        ------        ------        ------
Operating income              9.2          13.7           3.7           9.3
Other expense                 (.8)         (1.3)         (1.0)         (1.3)
                            ------        ------        ------        ------
Income before taxes           8.4          12.4           2.7           8.0
Income tax expense            3.1           4.9           1.0           3.1
                            ------        ------        ------        ------
Net income                    5.3%          7.5%          1.7%          4.9%
                            ======        ======        ======        ======

NET SALES

   Net sales for the second quarter of fiscal 1998 were $79.4 million, an increase of approximately $806,000, or 1.0%, as compared to net sales for the second quarter of fiscal 1997. This increase is the net result of an increase in dozens sold and a decrease in price per dozen sold. For the current quarter,
103.3 million dozens were sold as compared to 95.4 million dozens for the second quarter last year, an increase of 7.9 million dozens or 8.3%. Purchases from outside producers accounted for just over half of the increase in the number of dozens sold. For the current quarter, the Company's net average selling price per dozen was $.706, compared to $.772 per dozen for the comparable quarter last year, a decrease of $.066 per dozen or 8.5%. The selling price decrease is due to increased production and egg supply within the industry and lower export sales. Average large shell egg market prices decreased approximately $.073 per dozen for the current quarter as compared to last year's quarter. On November 1, 1997, the beginning of the last month of the current fiscal quarter, the Company purchased and leased assets of a production, processing and marketing operation in Georgia. The operation also sells feed to egg producers in the area. For the one month, that location accounted for 2.8% of the dozens sold in the current quarter and had feed sales of $2.1 million to outside egg producers.

   Net sales for the twenty-six weeks ended November 29, 1997 were $143.2 million, a decrease over last year of $1.0 million, or .7%. Although dozens sold increased for the current year, lower shell egg market prices for the period resulted in a decrease in net sales as compared to last year. Dozens sold for the current twenty-six week period were 201.4 million as compared to
184.8 million for last year, an increase of 9%. The increase in dozens sold was provided equally by increased Company production and purchases from outside producers. For the current period, the Company's net average selling price per dozen was $.658 per dozen, compared to $.728 per dozen last year, a decrease of $.07 per dozen or 9.6%. Average large shell egg market prices decreased approximately $.075 per dozen for the current year as compared to last year's twenty-six week period. As discussed above, increased egg supply is the primary cause of reduced egg market prices.

	COST OF SALES

  	Total cost of sales for the second quarter ended November 29, 1997 was $64 million, an increase of $3.2 million, or 5.3%, over a cost of sales of $60.8 million for the comparable period last year. This increase is primarily the result of an increase in dozens sold. For the current quarter compared to last year, cost of feed per dozen eggs decreased and, due to lower shell egg market prices, cost per dozen of outside eggs purchased decreased. Feed cost per dozen for the second quarter ended November 29, 1997, was $.266 as compared to the cost per dozen of $.278 for the second quarter last year, a decrease of 4.3%. Anticipation of and an actual good 1997 harvest of corn and soybeans kept the cost of feed ingredients in the moderate range. The decrease in egg selling prices resulted in a decrease of gross profit from 22.7% of net sales in the quarter ended November 30, 1996 to 19.4% for the current quarter ended November 29, 1997.

  	For the twenty-six week period ended November 29, 1997, total cost of sales was $122.2 million, an increase of $5.7 million, or 4.9%, over a cost of sales of $116.5 million for last year.  As in the current quarter above, the increase is primarily the result of an increase in dozens sold, even though the cost of feed per dozen eggs decreased, and cost per dozen of outside eggs purchased decreased.  Feed cost per dozen for the current year was $.258, a decrease of
$.042 per dozen, or 14%, as compared to last year's cost per dozen of $.30.
Last year's higher cost of feed ingredients was the result of poor crop conditions, as compared to a better crop and lower cost of feed ingredients this year.  Although egg production and purchase costs improved and dozens sold increased for the current twenty-six week period, the decrease in egg selling prices resulted in a decrease in gross profit.  For the current year, gross profit was 14.6% of net sales, as compared to 19.2% for last year.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  	Selling, general and administrative expense for the second quarter ended November 29, 1997 was $8.1 million, an increase of $1.0 million, or 14.4%, as compared to the $7.1 million for the comparable period last year. Approximately one half of the current increase was for development costs associated with the specialty egg business. Recently, the Company effected certain business acquisitions and expanded markets for specialty eggs in New York City and existing markets. The balance of the increase was made up of higher expenses for more customer delivery volume and higher costs in legal and professional fees. As a percent of net sales, selling, general and administrative expenses have increased from 9% for the second quarter last year to 10.2% for the current quarter.

  	For the twenty-six weeks ended November 29, 1997, selling, general and administrative expense was $15.6 million, an increase of $1.4 million, or 9.4%, as compared to $14.2 million for the same period last year. Approximately one half of the increased cost was due to higher customer delivery expenses associated with a higher sales volume. The balance of the increase was in specialty egg market development costs and in legal and professional fees. As a percent of net sales, selling, general and administrative expense was 10.9% for the current twenty-six weeks, as compared to 9.9% for last year.

	OPERATING INCOME

  	As the result of the above, operating income was $7.3 million for the second quarter ended November 29, 1997, as compared to $10.7 million for last year's comparable quarter.  As a percent of net sales, the fiscal 1998 quarter had a
9.2% operating profit, compared to 13.7% for last year.

  	For the twenty-six weeks ended November 29, 1997, operating income was $5.3 million, compared to $13.5 million for last year.  As a percent of net sales, operating income was 3.7% for the current year, as compared to 9.3% for last year.

 OTHER EXPENSE

  	Other expense for the second quarter ended November 29, 1997 was $626,000, a reduction of $356,000, or 36.3%, as compared to the second quarter last year.
The current year reduction is the result of increased interest income from cash investments and an increase in interest capitalized on construction projects.
As a percent of net sales, other expense decreased from 1.3% last year to .8%
for the current quarter.

  	For the twenty-six weeks ended November 29, 1997, other expense was $1.4 million, a decrease of approximately $500,000, or 23.9%, as compared to $1.9 million for last year's comparable period. As explained for the quarter above, higher interest income and capitalized interest were the reasons for the decrease. As a percent of net sales, other expense for this year was 1%, as compared to 1.3% last year.

	INCOME TAXES

  	As a result of the above, the Company's pre-tax income was $6.7 million for the quarter ended November 29, 1997, compared to pre-tax income of $9.8 million for last year's quarter.  For the current quarter, an income tax expense of $2.4 million was recorded with an effective tax rate of 36.5%, as compared to an income tax expense of $3.8 million with and effective rate of 39.2% for last year's comparable quarter.

  	The Company's pre-tax income for the twenty-six week period ended November 29, 1997 was $3.9 million, compared to $11.6 million for last year. For the current twenty-six week period, an income tax expense of $1.4 million was recorded with an effective rate of 35.4%, as compared to an income tax expense of $4.5 million with an effective rate of 39.2% for last year's comparable period.

  	The Company's lower effective rate for the current quarter and year-to-date, as compared to last year's effective rate, is due primarily to an increase in tax exempt interest income as a percent of pre tax income during the current year as compared to the prior year.

	NET INCOME

  	Net income for the second quarter ended November 29, 1997 was $4.2 million, or $.32 per share, compared to net income of $5.9 million, or $.52 per share for last year's second quarter.

  	For the twenty-six week period ended November 29, 1997, net income was $2.5 million, or $.19 per share, compared to last year's net income of $7.0 million, or $.61 per share.

	CAPITAL RESOURCES AND LIQUIDITY

  	The Company's working capital at November 29, 1997 was $44.0 million, compared to $45.4 million at May 31, 1997. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at November 29, 1997. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $65.8 million.

  	In December 1997, the Company and three of its lenders agreed to revised terms, amounts and interest rates for long-term debt extended to the Company. The revised arrangements provide for a total of $40 million of borrowings under notes, with maturities ranging from 10 to 15 years at a weighted average fixed interest rate of 7.10%. Approximately $20 million of existing debt was refinanced and the Company was provided with an additional $20 million of working capital.

  	Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at November 29, 1997.

  	For the twenty-six weeks ended November 29, 1997, $6.2 million in net cash was provided by operating activities. This compares to net cash from operating activities of $12.9 million for the comparable period last year. For the current twenty-six week period, additional long-term borrowings of $9.0 million were received from available borrowings of industrial revenue bonds for the construction of a shell egg production and processing facility in Chase, Kansas. During this current period, $4.3 million was expended for construction of the Chase facility and $4.0 million was used for purchases of property, plant and equipment. In November, $2.0 million was used to purchase the inventories and rolling stock of a shell egg production, processing and distribution business.
In addition, principal payments of $7.6 million were made on long-term debt and capital leases. The net result of these activities was a decrease in cash and equivalents of $2.8 million.

  	For the comparable twenty-six week period last year, $12.9 million cash was provided by operating activities, and long-term borrowings, through the industrial revenue bonds, were received for $1.0 million.  For the period last year, $3.1 million was used for construction, $2.4 million was used for purchases of property, plant and equipment, and $3.6 million was used for repayment of long-term debt and capital leases.  The net result was an increase in cash and equivalents of $5.1 million.

  	At November 29, 1997, the Company had expended, since the start of the project, approximately $15.4 million in the construction of the Chase facility. The Company is financing approximately $13.5 million of the estimated $16.0 million to complete the project through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $10.0 million at November 29, 1997. Late in the current quarter, the Company began site preparation for construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million in borrowings from an insurance company.






                        PART II.	OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    	a.	Exhibits
			       	The following Part I exhibit is filed herewith:

			       	Exhibit
			       	Number		  Exhibit
           -------   -------
				       10.10     Note Purchase Agreement, dated December 18, 1997, among
						               Cal-Maine Foods, Inc., Cal-Maine Farms, Inc., Cal-Maine
               						Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of
					               	Kansas-LLC and First South Production Credit Association
               						and Metropolitan Life Insurance Company (without exhibits,
                     except names of guarantors and forms of notes)
           27      		Financial data schedule

    	b.	Reports on Form 8-K

No Current Report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 1998.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    					     CAL-MAINE FOODS, INC.
					                         (Registrant)
Date: January 7, 1997         /s/Bobby J. Raines
                              ---------------------
                    					     Bobby J. Raines
                    					     Vice President/Treasurer
                              (Principal Financial Officer)


Date: January 7, 1997         /s/Charles F. Collins
                              ---------------------
                    					     Charles F. Collins
                    					     Vice President/Controller
                              (Principal Accounting Officer)