Form 10-Q
period 1998-02-28
CAL MAINE FOODS INC
filed 1998-04-02
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q

(mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

             For the quarterly period ended February 28, 1998

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

	Number of shares outstanding of each of the issuer's classes of common stock
(exclusive of treasury shares), as of April 2, 1998.

          	Common Stock, $0.01 par value				       11,994,388 shares

          	Class A Common Stock, $0.01 par value		  1,200,000 shares


                             CAL-MAINE FOODS, INC.

                                    INDEX

                                                       											   Page
Part I. 	Financial Information					                                	Number
                                                                    ------
	Item 1.		Condensed Consolidated Financial Statements

			Condensed Consolidated Balance Sheets -
			February 28, 1998 and May 31, 1997			       	                       3

			Condensed Consolidated Statements of Operations -
			Three Months and Nine Months Ended
   February 28, 1998 and March 1, 1997			                              4

			Condensed Consolidated Statements of Cash Flow -
			Nine Months Ended February 28, 1998 and
   March 1, 1997    						                                             5

			Notes to Condensed Consolidated Financial Statements	               6

	Item 2.		Management's Discussion and Analysis of
       			Financial Condition and Results of Operations		              7


Part II.		Other Information

 Item 5.  Other Information                                           12

	Item 6.		Exhibits and Reports on Form 8-K				                        12


	Signatures									                                                  13



                       PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                               February 28, 1998  May 31, 1997
                                               -----------------  ------------
ASSETS                                            (unaudited)        (note)
Current assets:
     Cash and cash equivalents                     $  40,951         $  23,737
     Accounts receivable, net                         17,012            13,086
     Recoverable federal and state income taxes          162             1,137
     Inventories - note 2                             43,326            42,594
     Prepaid expenses and other current assets           583               986
                                                   ---------         ---------
Total current assets                                 102,034            81,540

Notes receivable and investments                       4,274             4,747
Other assets                                           1,744               661

Property, plant and equipment                        172,152           161,117
Less accumulated depreciation                        (72,385)          (65,771)
                                                   ---------         ---------
                                                     99,767            95,346
                                                   ---------         ---------
     TOTAL ASSETS                                  $ 207,819         $ 182,294
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses         $  29,028         $  21,695
     Current maturities of long-term debt              4,314             4,540
     Current deferred income taxes                     9,915             9,915
                                                   ---------         ---------
Total current liabilities                             43,257            36,150

Long-term debt, less current maturities               72,236            59,896
Deferred expenses                                      1,655             1,655
Deferred income taxes                                  9,951             9,951
                                                   ---------         ---------
     Total liabilities                               127,099           107,652

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares -
        17,565,200 at February 28,
        1998 and May 31, 1997                            176               176
     Class A common stock $0.01 par value,
        authorized and issued 1,200,000 shares            12                12
     Paid-in capital                                  18,785            18,785
     Retained earnings                                67,981            61,903
     Common stock in treasury - 5,570,812
        shares at February 28, 1998 and
        5,583,200 shares at May 31, 1997              (6,234)           (6,234)
                                                   ---------         ---------
     Total stockholders' equity                       80,720            74,642
                                                   ---------         ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 207,819         $ 182,294
                                                   =========         =========

See note next page.  See notes to condensed consolidated financial statements.


                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 UNAUDITED

				        	                 13 Weeks Ended	          	   39 Weeks Ended
                       Feb. 28, 1998  Mar. 1, 1997  Feb. 28, 1998  Mar. 1, 1997
                       -------------  ------------  -------------  ------------

Net sales                $ 89,344       $ 79,649      $ 232,502      $ 223,841
Cost of sales              74,416         60,521        196,668        177,016
                         --------       --------      ---------      ---------
     Gross profit          14,928         19,128         35,834         46,825
Selling, general and
  administrative            9,509          7,497         25,093         21,739
                         --------       --------      ---------      ---------
     Operating income       5,419         11,631         10,741         25,086
Other income (expense):
     Interest expense, net   (446)          (891)        (2,146)        (3,070)
     Other                    839            628          1,095            907
                         --------       --------      ---------      ---------
                              393           (263)        (1,051)        (2,163)
                         --------       --------      ---------      ---------
     Income before
       income taxes         5,812         11,368          9,690         22,923
Income tax expense          2,109          4,431          3,480          8,958
                         --------       --------      ---------      ---------
     NET INCOME          $  3,703       $  6,937      $   6,210      $  13,965
                         ========       ========      =========      =========
Net income per common share:
     Basic               $   0.28       $   0.54      $    0.47      $    1.17
                         ========       ========      =========      =========
     Diluted             $   0.28       $   0.53      $    0.46      $    1.14
                         ========       ========      =========      =========
Weighted average shares
outstanding:
     Basic                 13,194         12,902         13,192         11,972
                         ========       ========      =========      =========
     Diluted               13,422         13,197         13,436         12,244
                         ========       ========      =========      =========

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



                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 UNAUDITED

                                                         39 Weeks Ended
                                                   Feb. 28, 1998  Mar. 1, 1997
                                                   -------------  ------------

Cash flows from operating activities                 $ 17,404       $ 22,807

Cash flows from investing activities:
     Purchases of property, plant and equipment        (6,361)        (4,354)
     Purchase of shell egg production and processing
       business                                        (2,037)             0
     Construction of production facilities             (5,578)        (6,552)
     Payments received on notes receivable and from
       investments                                         93          1,814
     Increase in note receivable, investments and
       other assets                                       521              0
     Net proceeds from sale of property, plant and
       equipment                                          832            559
                                                     --------       --------
Net cash used in investing activities                 (12,530)        (8,533)

Cash flows from financing activities:
     Net proceeds from public stock offering                0         10,580
     Net proceeds from sale of Treasury Stock              79              0
     Additional long-term borrowings                   35,500          1,000
     Principal payments on long-term debt and
       capital leases                                 (23,160)        (5,434)
     Purchases of common stock for treasury               (78)           (42)
     Redemption of fractional shares of common stock       (1)            (5)
                                                     --------       --------
Net cash provided by financing activities              12,340          6,099
                                                     --------       --------
Increase in cash and cash equivalents                  17,214         20,373

Cash and cash equivalents at beginning of period       23,737          3,959
                                                     --------       --------
Cash and cash equivalents at end of period           $ 40,951       $ 24,332
                                                     ========       ========

See notes to condensed consolidated financial statements.



                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                    (in thousands, except share amounts)
                            February 28, 1998
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

In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 1998, and the results of operations for the thirteen and thirty-nine weeks ended February 28, 1998 and March 1, 1997, and the cash flows for the thirty-nine weeks ended February 28, 1998 and March 1, 1997. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for fiscal year ended May 31, 1997 on Form 10K.

2.  Acquisition

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

3.  Inventories

	Inventories consisted of the following:

                               Feb. 28, 1998        May 31, 1997
                               -------------        ------------

Flocks                           $ 27,147             $ 26,674
Eggs and egg products               4,172                4,030
Feed and supplies                   8,827                8,377
Livestock                           3,180                3,513
                                 --------             --------
                                 $ 43,326             $ 42,594
                                 ========             ========

4.  Long-Term Debt

	In December 1997, the Company and three of its lenders agreed to revised terms, amounts and interest rates for long-term debt extended to the Company.  The revised arrangements provide for a total of $40 million of borrowings under notes, with maturities ranging from 10 to 15 years at a weighted average fixed interest rate of 7.10%.  Approximately $20 million of existing debt was refinanced and the Company was provided with an additional $20 million of working capital, of which $3.5 million has not been disbursed at this time.

5.  Impact of Recently Issued Accounting Standards

	In February 1997, the Financial Accounting Standards Board issued Statement No.
128, "Earnings per Share."  Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share is very similar to the previously reported earnings per share.  All earnings per share have been presented, and where applicable, restated to conform to the Statement 128 requirements.


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

	The Company's cost of sales is materially affected by feed costs, which average about 50% of Cal-Maine's' total cost of eggs sold. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

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

                             								   Percentage of Net Sales
                             	13 Weeks Ended           		 39 Weeks Ended
                       Feb. 28, 1998  Mar. 1, 1997  Feb. 28, 1998  Mar. 1, 1997
                       -------------  ------------  -------------  ------------
Net sales                 100.0%         100.0%        100.0%        100.0%
Cost of sales              83.3           76.0          84.6          79.1
                          ------         ------        ------        ------
Gross profit               16.7           24.0          15.4          20.9
Selling, general &
administrative             10.6            9.4          10.8           9.7
                          ------         ------        ------        ------
Operating income            6.1           14.6           4.6          11.2
Other expense               0.4           (0.3)         (0.4)         (1.0)
                          ------         ------        ------        ------
Income before taxes         6.5           14.3           4.2          10.2
Income tax expense          2.4            5.6           1.5           4.0
                          ------         ------        ------        ------
Net income                  4.1%           8.7%          2.7%          6.2%
                          ======         ======        ======        ======

NET SALES

	Net sales for the third quarter of fiscal 1998 were $89.3 million, an increase of $9.7 million, or 12.2%, as compared to net sales for the third quarter of fiscal 1997.  This increase is the net result of an increase in dozens sold, a decrease in price per dozen sold, and an increase in feed sales to outside egg producers.  For the current quarter, 112.2 million dozens were sold as compared to 96.1 million dozens for the third quarter last year, an increase of 16.1 million dozens or 16.8%.  Purchases from outside producers accounted for approximately 65% of the increase in the number of dozens sold.  For the current quarter, the Company's net average selling price per dozen was $.706, compared to $.782 per dozen for the comparable quarter last year, a decrease of $.076 per dozen or 9.7%.  The selling price decrease is due to increased production and egg supply within the industry and lower export sales.  Average large shell egg market prices decreased approximately $.083 per dozen for the current quarter as compared to last year's quarter.  During the second quarter of this fiscal year, the Company purchased and leased assets of a production, processing and marketing operation in Georgia.  For the current quarter, that location had
$6.4 million in feed sales to outside egg producers and accounted for 8.1% of the dozens sold.  As a percent of net sales for the current quarter, that acquisition accounted for 14.4% of net sales.  During the fourth quarter of the last fiscal year, the Company also purchased production and processing assets of another operation in Georgia.  For the current third quarter, these Georgia acquisitions combined accounted for 18.7% of net sales and 14.4 million dozens, or 89%, of the increase in dozens sold.

	Net sales for the thirty-nine weeks ended February 28, 1998 were $232.5 million, an increase over last year of $8.7 million, or 3.9%. As in the current quarter, the sales increase is the net result of an increase in dozens sold, a decrease in price per dozen sold, and an increase in feed sales to outside egg producers. For the current year, dozens sold were 313.6 million dozen, an increase over last year of 32.7 million dozen, or 11.6%. Increased company production accounted for 13.8 million dozen, or 42.2%, of the increase in dozens sold, with the balance from outside sources. For the current period, the Company's net average selling price per dozen was $.675 per dozen, compared to $.747 per dozen last year, a decrease of $.072 per dozen, or 9.6%. Average large shell egg market prices decreased approximately $.077 per dozen for the current year as compared to last year's thirty-nine week period. The same egg market conditions mentioned above for the current quarter caused the decline in market prices. For the current thirty-nine weeks, the two Georgia acquisitions accounted for 12.3% of net dollar sales and 10.5% of the Company's egg production.


	COST OF SALES

	Total cost of sales for the third quarter ended February 28, 1998 was $74.4 million, an increase of $13.9 million, or 23%, over a cost of sales of $60.5 million for the comparable period last year.  This increase is primarily the result of an increase in dozens sold and feed sold to outside producers.  Of the increase in dozens sold, 65% was applicable to eggs purchased from outside sources, which are at higher cost than eggs produced by the Company.
For the current quarter compared to last year, cost of feed per dozen eggs decreased and, due to lower shell egg market prices, cost per dozen of outside eggs purchased decreased.  Feed cost per dozen for the third quarter ended
February 28, 1998, was $.245 as compared to the cost per dozen of $.258 for the third quarter last year, a decrease of 5%.  A good 1997 harvest of corn and soybeans kept the cost of feed ingredients in the moderate range.  The decrease in egg selling prices resulted in a decrease of gross profit from 24%
of net sales in the quarter ended March 1, 1997 to 16.7% for the current quarter ended February 28, 1998.

	For the thirty-nine week period ended February 28, 1998, total cost of sales was $196.7 million, an increase of $19.7 million, or 11.1%, over a cost of sales of $177.0 million for last year.  As in the current quarter above, the increase is the result of an increase in dozens sold and feed sold to outside producers.  The cost of feed per dozen eggs decreased, and cost per dozen of outside eggs purchased decreased.  Feed cost per dozen for the current year was $.254, a decrease of $.033 per dozen, or 11.5%, as compared to last year's cost per dozen of $.287.  Last year's higher cost of feed ingredients was the result of poor crop conditions, as compared to a better crop and lower cost of feed ingredients this year.  Although egg production and purchase costs decreased and dozens sold increased for the current thirty-nine week period, the decrease in egg selling prices resulted in a decrease in gross profit.  For the current year, gross profit was 15.4% of net sales, as compared to 20.9% for last year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Selling, general and administrative expense for the third quarter ended February 28, 1998 was $9.5 million, an increase of $2.0 million, or 26.8%, as compared to an expense of $7.5 million for the comparable period last year. This is the result of an increase in dozens sold, the acquisitions of two operations in Georgia, and increases in advertising and promotion of a new market for specialty eggs. The current quarter selling and delivery expenses for the Georgia operations accounted for $1.3 million of the $2.0 million increase in selling, general and administrative expenses over last year. In the third quarter of the current fiscal year, the Company expanded markets for specialty eggs in New York City and other existing markets, resulting in an increase of approximately $500,000 in fees, promotions and commissions expenses from the same quarter in the prior year. When compared on a dozens sold basis, selling, general and administrative expense was 8.5 cents per dozen for the current quarter as compared to 7.8 cents per dozen for last year's quarter, an increaseof 9%. As a percent of net sales, selling, general and administrative expense has increased from 9.4% for the third quarter last year to 10.6% for the current quarter.

	For the thirty-nine weeks ended February 28, 1998, selling, general and administrative expense was $25.1million, an increase of $3.4 million, or 15.4%, as compared to $21.7 million for the same period last year. The two Georgia acquisitions accounted for $2.6 million of the increase and the specialty egg market expansion accounted for $700,000. On a per dozen sold basis, selling, general and administrative expense was 8 cents per dozen sold this year, compared to 7.7 cents per dozen sold for last year. As a percent of net sales, selling, general and administrative expense increased from 9.7% last year to 10.8% for this year.


	OPERATING INCOME

	As the result of the above, operating income was $5.4 million for the third quarter ended February 28, 1998, as compared to $11.6 million for last year's comparable quarter.  As a percent of net sales, the fiscal 1998 quarter had a
6.1% operating income, compared to 14.6% for last year.

	For the thirty-nine weeks ended February 28, 1998, operating income was $10.7 million, compared to $25.1 million for last year.  As a percent of net sales, operating income was 4.6% for the current year, as compared to 11.2% for last year.


	OTHER INCOME (EXPENSE)

	Other income for the third quarter ended February 28, 1998 was $393,000, as compared to an expense of $263,000 for the third quarter last year, an increase in income of $656,000.  For the current quarter, $540,000 was received from two insurance claims.  As a percent of net sales for the current quarter, other income was .4% as compared to other expense of .3% for last year.

	For the thirty-nine weeks ended February 28, 1998, other expense was $1.1 million, a reduction of $1.1 million, as compared to other expense of $2.2 million for last year's comparable period. In addition to the $540,000 insurance claims mentioned above, net interest expense for this year decreased approximately $924,000. Net interest expense was $2.1 million for this year as compared to $3.1 million for last year. For the current year, interest income was $505,000 more than last year, and $311,000 more of capitalized interest was recorded. As a percent of net sales, other expense decreased from 1% last year to .4% this year.


	INCOME TAXES

	As a result of the above, the Company's pre-tax income was $5.8 million for the quarter ended February 28, 1998, compared to pre-tax income of $11.4 million for last year's quarter.  For the current quarter, an income tax expense of $2.1 million was recorded with an effective tax rate of 36.3%, as compared to an income tax expense of $4.4 million with and effective rate of 39% for last year's comparable quarter.

	The Company's pre-tax income for the thirty-nine week period ended February 28,
1998 was $9.7 million, compared to $22.9 million for last year.  For the current thirty-nine week period, an income tax expense of $3.5 million was recorded with an effective rate of 35.9%, as compared to an income tax expense of $9.0 million with an effective rate of 39.1% for last year's comparable period.

	The Company's lower effective rate for the current quarter and year-to-date, as compared to last year's effective rate, is due primarily to an increase in tax-
exempt interest income as a percent of pretax income during the current year as compared to the prior year.  In addition, the deferred tax liability and related income tax expense increased in the prior year because the federal statutory rate increased to 35% from 34% because the Company's taxable income exceeded the amount for which the maximum rate is required.


	NET INCOME

	Net income for the third quarter ended February 28, 1998 was $3.7 million, or
$.28 per diluted share, compared to net income of $6.9 million, or $.53 per diluted share for last year's third quarter.

	For the thirty-nine week period ended February 28, 1998, net income was $6.2 million, or $.46 per diluted share, compared to last year's net income of $14.0 million, or $1.14 per diluted share.


	CAPITAL RESOURCES AND LIQUIDITY

	The Company's working capital at February 28, 1998 was $58.8 million, compared to $45.4 million at May 31, 1997.  The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and
May, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods.  The Company had an unused $35 million line of credit with three banks at February 28, 1998.  The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $76.6 million.

	In December 1997, the Company and three of its lenders agreed to revised terms, amounts and interest rates for long-term debt extended to the Company.  The revised arrangements provide for a total of $40 million of borrowings under notes, with maturities ranging from 10 to 15 years at a weighted average fixed interest rate of 7.10%.  Approximately $20 million of existing debt was refinanced and the Company was provided with an additional $20 million of working capital, of which $3.5 million has not been disbursed at this time.

	Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt.
The Company is required by certain provisions of these loan agreements to (1)
maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings;
and (3) maintain various current and cash-flow coverage ratios, among other restrictions.  The Company was in compliance with  these provisions at February
28, 1998.

	For the thirty-nine weeks ended February 28, 1998, $17.4 million in net cash was provided by operating activities. This compares to net cash from operating activities of $22.8 million for the comparable period last year.  For  the current thirty-nine week period, additional long-term borrowings of $35.5 million were received from the revised lending arrangements mentioned above.
During this current period, $5.6 million was expended for construction of the
Chase facility and $6.4 million was used for purchases of property, plant and equipment.  In November, $2.0 million was used to purchase the inventories and rolling stock of a shell egg production, processing and distribution business.
In addition, principal payments of $23.2 million were made on long-term debt and capital leases.  The net result of activities during the period was an increase in cash and equivalents of $17.2 million.

	For the comparable thirty-nine week period last year, $22.8 million cash was provided by operating activities, and $1.0 million in long-term borrowings were received through industrial revenue bonds.  Net proceeds of $10.6 million were received from a public stock offering.  For the period last year, $6.6 million was used for construction, $4.4 million was used for purchases of property, plant and equipment, and $5.4 million was used for repayment of long-term debt and capital leases.  The net result during the period was an increase in cash and equivalents of $20.4 million.

	At February 28, 1998, the Company had expended, since the start of the project, approximately $17.1 million in the construction of the Chase facility.  The
Company is financing approximately $13.5 million of the currently estimated
$20.0 million to complete the project through industrial revenue bonds maturing in 2011.  Borrowings under the industrial revenue bond agreement totaled $10.0 million at February 28, 1998.  The Company has begun site preparation for construction of new shell egg production and processing facilities in Waelder,
Texas.  The estimated cost of construction is approximately $13.9 million with financing plans of approximately $10.4 million in borrowings from an insurance company.


 YEAR 2000 ISSUE

 The Company currently has a program underway to ensure that all significant computer systems are year 2000 compliant. All major systems are upgradeable with commercially available software packages. The Company expects no material impact from the year 2000 issue on its internal information systems or on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations. Any costs associated with implementation of the Company's year 2000 program would be within normal expenditures for hardware and software.




                         PART II.	OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

 On March 30, 1998, the Company announced that it will discontinue production of egg products at its plant in Jackson, Mississippi, effective in about 60 days. The Jackson egg products facility represents less than 2% of the Company's total assets. The Jackson plant, built 29 years ago, would require extensive remodeling and refurbishing to continue to meet regulatory requirements and operate efficiently.

 The Company plans to continue to be involved in the egg products business by building or acquiring an egg products operation in the future at a location not yet determined.

 The Company currently has an ownership interest in an egg products plant in Georgia.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	a.	Exhibits
			       	The following Part I exhibit is filed herewith:

			       	Exhibit
			       	Number		   Exhibit
           -------    -------
           27		       Financial data schedule

	b.	Reports on Form 8-K

No Current Report on Form 8-K was filed by the Company covering an event during the third quarter of fiscal 1998.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            					     CAL-MAINE FOODS, INC.
					                                 (Registrant)

Date:  April 3, 1998   		             /s/ Bobby J. Raines
                                      ------------------------------
	                            				     Bobby J. Raines
                            					     Vice President/Treasurer
                                      (Principal Financial Officer)


Date:  April 3, 1998   		             /s/ Charles F. Collins
                                      ------------------------------
                            					     Charles F. Collins
                            					     Vice President/Controller
                                      (Principal Accounting Officer)
