Form 10-K
period 1998-05-30
CAL MAINE FOODS INC
filed 1998-08-27
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

X      	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                 	FOR FISCAL YEAR ENDED MAY 30, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                Commission file number:  000-04892

CAL-MAINE FOODS, INC.                         Delaware
(Exact name of registrant               (State or other Jursidiction of
as specified in its charter)             Incorporation or Organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of July 31,1998, 11,949,988 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $ 19,021,247, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on October 9, 1998, to be filed with the Securities and Exchange Commission on or about September 4, 1998.


PART I

ITEM 1.  BUSINESS
General

Cal-Maine Foods, Inc. ("Cal-Maine" or  the "Company") was incorporated in
Delaware in 1969.   The Company's primary business is the production,
cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Until May 1998,when the Company ceased all of its egg products operations, the Company was also engaged in the manufacturing and sale of egg products. The shell egg segment sales accounted for approximately 94% and egg products sales for approximately 4% of the Company's net sales in fiscal 1998, had slaes of approximately 424 million dozen shell eggs. This volume represents approximately 10.5 percent of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the Southwestern, Southeastern, Midwestern and Mid-Atlantic regions of the United States.

The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to the "Company" or "Cal-Maine" include all subsidiaries of the Company.

Growth Strategy and Acquisitions

The Company pursues an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated eight acquisitions, adding an aggregate of 15.9 million layers to its capacity, and built four new "in-line" shell egg production and processing facilities and one pullet growing facility, adding 4.0 million layers and 950,000 pullets to its
capacity.   Each of the new shell egg production facilities generally
provides for the processing of approximately 300 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The new "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of the Company's growth strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately
6.8 million at May 28, 1988 to an average of approximately 18.0 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 403 million for the past five fiscal years. Net sales amounted to $309.1 million in fiscal 1998, more than four times net sales of $69.9 million in fiscal 1988.

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


       Acquisitions of Egg Production and Processing Facilities

                                              Layers                Purchase
Fiscal Year (1)  Seller               Location      Acquired           Price
---------------  ------            --------      --------           ---------
1989            Egg City, Inc.     Arkansas      1,300,000       $  6,716,000
1990            Sunny Fresh Foods,
                Inc.               (2)           7,500,000         21,629,000
1991            Sunnyside Eggs,
                Inc.               NC            1,800,000          6,000,000
1994            Wayne Detling
                Farms              Ohio          1,500,000         12,194,000
1995            A & G Farms (3)    Kentucky      1,000,000          2,883,000
1997            Sunbest Farms      Arkansas        600,000          1,302,000
1997            Southern Empire
                 Egg Farm, Inc.    Georgia       1,300,000         10,654,000
1998            J&S Farms/Savannah
                Valley Egg         Georgia         900,000          3,745,000
                                                   --------------------------
             Total                              15,900,000       $ 65,123,000
                                                =============================

(1)  The Company's fiscal year ends on the Saturday closest to May 31.

(2)  New Mexico, Kansas, Texas, Alabama, Oklahoma, Arkansas and North Carolina

(3) In connection with the purchase, the Company leased substantially all facilities and certain equipment of the business under an operating lease with monthly rentals of $79,000.

Construction of Egg Production, Pullet Growing and Processing Facilities (1)


Fiscal Year                             Layer      Pullet       Approximate
Completed         Location              Capacity   Capacity        Cost
-----------       --------              --------   --------     -----------
1990            Mississippi            1,000,000    200,000    $ 10,000,000
1992            Louisiana              1,000,000       -         10,000,000
1992            Mississippi               -         500,000       3,500,000
1994            Mississippi            1,000,000       -          9,200,000
1996            Texas                  1,000,000    250,000      14,000,000
                                       ------------------------------------
        Total                          4,000,000    950,000    $ 46,700,000


(1)	Does not include (i) current construction in Chase, Kansas, expected to be completed in fiscal 1999 at an estimated cost of approximately
$21,500,000, adding approximately 1,000,000 layer and 250,000 pullet capacity, and a feed mill and grain storage; or (ii) construction in Waelder, Texas, commenced in fiscal 1998, and to be completed in fiscal
2000 at an estimated cost of approximately $15,200,000, adding approximately 1,000,000 layer and 250,000 pullet capacity.

The Company proposes to continue a growth strategy calling for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during it only approximately 10.5% of domestic egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. Accordingly, the Company believes that regulatory approval of any future acquisitions generally will not be required and, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction can be expected to require compliance with environmental laws and regulations , including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

Shell Eggs

Production. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 66% of its total fiscal 1998 egg production, with the balance attributable to contract producers used by the Company.

Under Cal-Maine's arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 95% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ratio to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks.

Feed cost represents the largest element of the Company's farm egg production cost, ranging from 56% to 64% of total cost in the last five years, or an average of approximately 61%. Although feed ingredients are available from a number of sources, Cal-Maine has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibley resulting in lower egg prices. Historically, the Company has tneded to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

After the eggs are produced, they are cleaned, graded and packaged. Substantially all of the Company-owned farms have modern "in-line" facilities that mechanically gather, clean, grade and package the eggs produced. The increased use of in-line facilities has generated significant cost savings as compared to the cost of eggs produced from non-in-line facilities. In addition to greater efficiency, the in-line facilities produce a higher percentage of grade A eggs, which sell at higher prices. Eggs produced on farms are brought to the Company's processing plants where they are cleaned, graded and packaged. A small percentage of eggs are sold unprocessed to other processors.

The Company's egg production activities are subject to risks, inherent in the agriculture industry, such as weather conditions and disease factors. These risks are not within the Company's control and could have a material adverse effect on its operations. Also, the marketability of the Company's shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

The Company operates in cyclical industry with total demand that is generally level and a product which is price-inelastic. Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future. The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past. New practices, such as more efficient molting programs should help contribute to profitability.

Marketing. Of the approximately 424 million dozen shell eggs sold by the Company in the fiscal year ended May 31, 1998, 328 million were produced by company flocks. Of the total shell egg production, 94% was cleaned, graded and packed in the Company's processing facilities and sold by the Company, 4% was used by the Company in its manufacture of egg products, and 2% was sold direct from the Company's farms to other shell egg users.

Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 1998, no customer accounted for more than 10% of net sales, and the top 10 customers accounted for slightly more than 50% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

The Company sells its shell eggs at prices generally related to independently quoted wholesale market prices. Wholesale prices are subject to wide fluctuations. The prices of its shell eggs reflect fluctuations in the quoted market, and the results of the Company's shell egg operations are materially affected by changes in market quotations. Egg prices reflect a number of economic conditions, such as the supply of eggs and the level of demand, which, in turn, are influenced by a number of factors that the Company cannot control. No representation can be made as to the future level of prices.

Shell eggs are perishable. Consequently, the Company maintains very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. The Company generally experiences lower sales and net income in its fourth and first fiscal quarters ending in May and August, respectively.

The annual per capita consumption of shell eggs since 1990 has ranged from 234 to 239, averaging 236. While the Company believes that increased fast foot restaurant food consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of, or possible increase in, current per capita egg consumption levels, no assurance can be giveN that per capita consumption will not decline in the future.

The Company sells the majority of its shell eggs in approxikmately 26 states, ranging across the southwest, southeast, mid-west and mid-Atlantic regions of the United States. CAl-Maine is a major factor in egg marketing in a majority of these states. Many states in Cal-Maine's market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service and quality of product. Strong competitiors of Cal-Maine exist in each of the Company's markets.

Egg Products. On March 30,1998, the Company announced the discontinuance of its production of egg products, which ceased in May, prior to the end of the 1998 fiscal year. All product inventories were covered by sales agreements. The products produced included liquid egg whites, liquid egg yolks, liquid whole eggs, liquid salt yolk, liquid sugar yolk, and similar products sold in frozen form, and various forms of dried whole eggs, egg whites and yolks. Sales were made primarily to national accounts, including baked goods, mayonnaise and confections. Egg products accounted for approximately 4% of the Company's net sales in fiscal year 1998. The Company discontinued its egg products operations because its plant, built 29 years ago and located in Jackson, Mississippi required extensive remodeling and refurbishing to operate competitively and meet current regulatory requirements. Management determined that the necessary expenditures were not warranted, and the production plant is being offered for sale.

Specialty Eggs. The Company also produces speciality eggs such as Eggland's Best and Farmhouse eggs. Eggland's Bst eggs are patented eggs that are believed by its developers, based on scientific sutdies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Eggland's Best eggs, under license from Eggland's Best, Inc. (EB), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Eggland's
Best eggs accounted for approximately 3 percent ofo the Company's net sales in fiscal 1998. Farmhouse brand eggs are produced at the Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Although Farmhouse eggs account for only a small part of net sales they are intended to meet the demands of consumers whoo are sensitive to environmental and animal welfare issues.

Livestock. The Company's livestock operations currently consist of the oepration of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2 percent of the Company's net sales in fiscal year 1998.

Competition. The production, processing and distribution of shell eggs is an intensely competitive busienss which, traditionally, has attracted large numbers of producers. Shell egg competition is generally based on price, service and quality of production. Although the Company is the largest combined producer, processor or distributor of shell eggs in the United States, it does not occupy a controlling market position in any area where its eggs are sold.

The shell egg production and processing industry has been characterized by a growing concentration of production. In 1997, 59 producers with one million or more layers owned 75.1 percent of the 253.3 million total U.S. layers, compared with the 56 producers with one million or more layers owning 63.6% of the 231.9 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56.2% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

Patents and Tradenames. The Company does not own any patents or proprietary technologies, but does market products under tradenames including Rio Grande, Farmhouse and Sunups. Cal-Maine produces and processes Eggland's Best eggs, under license from EB, as indicated above.

Government Regulation. The Company is subject to federal and state regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated egg producer, the Company's shell egg facilities are subject to USDA and FDA regulation.
The Company's shell egg facilities are subject to periodic USDA inspections, and its egg products plant is subject to continuous on-site USDA inspection. Cal-Maine maintains its own inspection program to assure compliance with the Customer specifications.

Cal-Maine is subject to federal and state environmental laws and regulations and has all necessary permits.

Employees. As of May 30, 1998, the Company had a total of approximately 1,575 employees of whom 1,400 worked in egg production, processing and marketing, 90 were engaged in feed mill operations, 50 in dairy activities, and 35 were administrative employees, including officers, at the Company's executive offices. About 15% of the Company's personnel is part-time.
None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.  PROPERTIES

The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia,
 Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, and Texas, as follows: two breeding facilities, two hatcheries, 14 feed mills, 13 production facilities, 10 pullet growing facilities, 18 processing and packing facilities, two wholesale distribution facilities, and a dairy farm.
Most of the Company's property is owned and encumbered. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements of the Company.


The Company operates 245 over-the-road tractors and 314 trailers, of which 160 and 194 are owned, respectively, and the balance are leased.

At May 30, 1998, the Company owned approximately 10,899 acres of land and owned facilities to:


Operation                 Capacity
Hatch                     13,000,000- pullet chicks per year
Grow (1)                  6,559,000- pullets per year
House (2)                 11,200,000- hens
Produce                   542- tons of feed per hour
Process (3)               5,500- cases of eggs per hour



(1)  The Company uses contract growers for the production of an additional
2.8 million pullets.

(2) The Company controls approximately 17.1 million layers, of which 5.9 million are cared for by contract producers.

(3)  One case equals 30 dozen eggs.

Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $102 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.  LEGAL PROCEEDINGS

	The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended
May 30, 1998.

                              PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

	The Company's Common Stock commenced trading on the NASDAQ National Market on December 11, 1996 under the symbol CALM. Prior thereto, there had been no public market for the Common Stock. The following table sets forth the high and low daily sale prices for the third quarter beginning December 11, 1996 , the fourth quarter of fiscal year 1997, and the four quarters of fiscal 1998.



Year Ended             Fiscal Quarter     High          Low
----------             --------------     ----          ---
May 31, 1997          Third Quarter    $  9 3/8     $  6 5/8
                      Fourth Quarter      8 1/2        5

May 30, 1998          First Quarter      7 5/8         6 1/4
                      Second Quarter     7             5 7/8
                      Third Quarter      7             5 1/2
                      Fourth Quarter     6 5/8         4 3/4


	As of May 30, 1998, there were approximately 198 record holders of the Company's Common Stock and approximately 1,427 beneficial owners whose shares were held by nominees or broker dealers.

On September 24, 1996, the shareholders approved an amendment to the Company's certificate of incorporation to authorize capital stock consisting of 30,000,000 shares of Common Stock and 1,200,000 shares of Class A Common Stock, each class having a par value of $0.01 per share, and to reclassify and change each previously outstanding share of Class A Common Stock, $1.00 par value per share, and each previously outstanding share of Class B Common Stock, $1.00 par value per share, into 1,200 shares each of Common Stock and Class A Stock, respectively, each class with a par value of $0.01 per share. The Company's Amended and Restated Certificate of Incorporation, which reflects such authorized capital stock, was effective as of October 3, 1996. Unless otherwise indicated, all references to historical earnings per share, and number and class of shares outstanding, are as adjusted for the aforesaid recapitalization, reclassification and stock split of the Company's capital stock.

	There is no public trading market for the Class A Common Stock, the majority outstanding shares of which are owned by Fred A. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company.

	In January 1998, the Company's Board of Directors approved a program to initiate the payment of quarterly cash dividends to shareholders. The cash dividend is $.01 per share on Common Stock, representing an annual cash dividend of $.04 per share. The cash dividend is $.0095 per share on Class
A Common Stock, representing an annual cash dividend of $.038 per share.
Under the terms of the Company's agreements with its principal lenders, Cal-Maine is subject to various financial covenants limiting its ability is required to maintain minimum levels of working capital and net worth, to limit capital expenditures, leasing transactions and additional long-term borrowings, and to maintain various current and cash-flow coverage ratios, among other restrictions. For the foreseeable future, the Company expects to retain the majority of earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

The income statement data presented below for each of the fiscal years, which end on the Saturday closest to May 31, have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

                                       Fiscal Years Ended

                          May 30,   May 31,    June 1,  June 3,   May 28
                          1998      1997       1996     1995      1994
                       (Amounts in thousands, except per share data)
Statement of
Operations Data:
Net sales					          $ 309,071	 $292,526  	$282,844 $242,649 	$254,713
Cost of sales	     				   264,636	  236,273	   230,850  223,965   225,227
                        -------------------------------------------------
Gross profit					          44,435    56,253	    51,994   18,684    29,486
Selling, general
and administrative  		     34,089    28,930     29,653   27,934    26,094
                        -------------------------------------------------
Operating income (loss     10,346	   27,323     22,341   (9,250)    3,392
Other income (expense):
   Interest expense			     (4,583)	  (4,277)    (5,487)  (5,052)   (4,318)
   Equity in income
   of affiliate	   		         294       524        721      24	       283
   Other						              2,268	      783       (190)     993     1,238
                        -------------------------------------------------
                						     (2,021)   (2,970)    (4,956)  (4,035)   (2,797)
                        -------------------------------------------------
Income (loss) before
income taxes        		      8,325	   24,353     17,385 	 (13,285)     595
Income tax expense
(benefit)			                2,946	    9,508	     6,460    (4,600)     371
                        -------------------------------------------------
Net income (loss)	  			$    5,379	$  14,845 	$  10,925 	$ (8,685) 	$  224
                        =================================================
Net income (loss)
per common share (1):
   Basic						         $     0.41 	$   1.21	 $    0.94 	$  (0.74) 	$ 0.02
                       ==================================================
   Dilutive					       $     0.40 	$   1.18 	$    0.94 	$  (0.74) 	$ 0.02
                       ==================================================
Cash dividends
declared per share		   $     0.02 	$    .00 	$     .00 	$    .00  	$  .00
                       ==================================================
Weighted average
shares outstanding (1):
   Basic						             13,191	   12,285 	    11,584	  11,700   11,760
                       ==================================================
   Dilutive					           13,428    12,560 	    11,584   11,700   11,760
                       ==================================================
Balance Sheet Data:
Working capital				    	$  56,591 	$ 45,390  	$  26,742	$ 10,092	$ 29,588
Total assets				       	  203,188   188,294  	  149,991	 147,402	 144,859
Total debt (including
current portion)     		    75,498	   64,436 	    63,426	  64,211   62,968
Total stockholders'
equity              			    79,547    74,642 	    47,900	  37,472   46,489


(1) Reflects the 1,200-for-1 stock split October 3, 1996 as if the split had occurred in the earliest period presented.


ITEM 7.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

	The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell egg segment accounted for over 94% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly to national and regional supermarket chains. Egg products accounted for approximately 4% of the Company's net sales in fiscal 1998. Egg products operations were discontinued in May 1998.

The Company currently uses contract producers for approximately 34% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

The Company's cost of production is materially affected by feed costs, which average about 61% of Cal-Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

	The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                    Percentage of Net Sales
                                        Fiscal Years Ended



                              May 30, 1998  May 31, 1997  June 1, 1996

Net sales                       100.0%       100.0%       100.0%
Cost of sales                    85.6         80.8         81.6
                                -----        -------      ------
Gross profit                     14.4         19.2         18.4
                                -----        -------      ------
Selling, general &
administrative expenses          11.0          9.9         10.5
                                -----        ------       ------
Operating income                  3.4          9.3          7.9
Other income (expense)           (0.7)        (1.0)        (1.8)
                                -----        ------       -------
Income before taxes               2.7          8.3          6.1
Income tax expense                1.0          3.2          2.2
                                -----        ------       -------
Net income                        1.7%         5.1%         3.9%
                                 =====       ======        ====


Fiscal Year Ended May 30, 1998 Compared to Fiscal Year Ended May 31, 1997

Net Sales. Net sales in the fiscal year ended May 30, 1998 were $309.1 million, an increase of $16.6 million, or 5.7%, over net sales of $292.5 million in the fiscal year ended May 31, 1997. Although average shell egg market prices declined, the increase in sales was due to increased dozens sold and an increase in feed sales, which are part of the shell egg segment, to outside egg producers. Cal-Maine's net average selling price of shell eggs during fiscal 1998 was $.675 per dozen, as compared to $.722 per dozen for fiscal 1997, a decrease of 6.5 percent. Due to increased egg supplies and lower egg experts, average shell egg market prices declined approximately 9 percent. During fiscal 1998, the number of dozens sold increased approximately 6 percent, primarily due to recetn acquisitions of production and processing facilities. The Company produced 327.7 million dozens of eggs in fiscal 1998, compared to 309.8 million dozens in fiscal 1997. The
Company purchased 101.8 million dozens from outside sources during fiscal 1998, compared to 73.4 million dozensn of eggs in fiscal 1997. Approximately one-third of the increase in outside purchases resulted from a recent acquisition in Georgia. This operation also contributed to the increase in outside feed sales. Outside feed sales increased from $2.8 million during fiscal 1997 to $15.7 million in the current fiscal year. In April 1997, mid-fourth quarter of fiscal 1997, the Company purchased the egg production and processing facilities of Southern Empire Egg Farm, Inc.
In November 1997, late second quarter of the current fiscal year, the Company purchased the inventories and shell egg production and processing equipmetnn of J&S Farms, Inc., and Savannah Valley Company Inc. These acquisitions accounted for approximately 14 percent of net sales for fiscal 1998, and 10 percent of dozens of eggs sold.

Cost of Sales. The cost of sales in fiscal 1998 was $264.6 million, an increase of $28.3 million, or 12%, above the fiscal 1997 cost of sales of
$236.3 million.   Although feed ingredient cost decreased, costs associated
with the increased amount of dozens and feed tonnage sold resulted in a higher cost of sales. Feed cost per dozen eggs produced during fiscal 1998 was $.248, compared to $.284 per dozen in fiscal 1997, a decrease of 12.7%. As mentioned above in the sales discussion, the number of outside dozens of eggs purchased for fiscal 1998. Though purchased at lower per dozen prices, due to lower shell egg market prices, the increased quantities purchased resulted in an increase in cost of sales. With increasing units sold and decreasing sales price per unit, the gross profit decreased from 19.2% of net sales for fiscal 1997 to 14.4% for fiscal 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1998 were $34.1 million, an increase of $5.2 million, or 17.8%, as compared to the $28.9 million for fiscal 1997. The increase is generally due to acquisitions and increased sales volume. Approximately one-half of the cost increase is due to delivery expenses for the increased dozens sold. On a delivery cost per dozen comparison, overall operating costs have increased 6.5% for the current fiscal year. The balance of the cost increase is due to specialty egg brands promotions, bad debt allowances and an overall 4 percetn increase in general administrative expenses. For the current fiscal year, the Company incurred approximately $1.7 million in franchise and advertising expenses in opening new markets for specialty brand eggs, primarily the Egg Land's BEst franchise in New York City. Sale of the specialty brands of eggs for the current fiscal year were almost 3.4 percent of net sales, as compared to less than 1 percent for last year. As a percent of net sales, general and administrative expenses have increased from 9.9 percent for fiscal 1997 to 11.0 percent for the current fiscal year.

Operating Income. As a result of the above, the Company's operating income was $10.3 million in fiscal 1998, a decrease of $17.0 million, or 62.1%, as compared to an operating income of $27.3 million for fiscal 1997. As a percent of net sales, operating income for fiscal 1998 was 3.4%, as compared to 9.3% for fiscal 1997.

Other Income (Expense). Other expense for fiscal 1998 was $2.0 million, a decrease of $1.0 million, or 32.0%, as compared to other expense of $3.0 million for fiscal 1997. The decrease in net expense is primarily due to an increase in interest income of $774,000, net insurance claim income of $662,000 and an increase in interest expense of $306,000. As a percent of net sales, other expenses were 0.7% for fiscal 1998 compared to 1.0% for fiscal 1997.

Income Taxes. As a result of the above, the Company's pre-tax income was $8.3 million in fiscal 1998, compared to pre-tax income of $24.4 million for fiscal 1997. For fiscal 1998, an income tax expense of $2.9 million was recorded with an effective rate of 35.4% as compared to an income tax expense of $9.5 million with an effective rate of 39.0% for fiscal 1997. The decrease in the effective rate is due primarily to an increase in tax exempt interest income as a percentage of income before income taxes.

Net Income. As a result of the above, net income for fiscal 1998 was $5.4 million, or $0.41 per basic share, compared to net income of $14.8 million, or $1.21 per basic share, for fiscal 1997.

Fiscal Year Ended May 31, 1997 Compared to Fiscal Year Ended June 1, 1996

Net Sales. Net sales in the fiscal year ended May 31, 1997 were $292.5 million, an increase of $9.7 million, or 3.4%, over net sales of $282.8 million in the fiscal year ended June 1, 1996. The increase was due to higher shell egg market prices. With improved average shell egg market prices, Cal-Maine's net average selling price during fiscal 1997 was $.722 per dozen shell eggs, as compared to $.684 per dozen shell eggs for fiscal 1996, an increase of 5.6%. During fiscal 1997, the number of dozens sold decreased due to reduced customer demand. The Company produced 309.8 million dozens of eggs in fiscal 1997, compared with 308.8 million dozens in fiscal 1996. The Company purchased approximately 73.4 million dozens of eggs from outside soruces during fiscal 1997, compared to 80.2 million dozens of eggs in fiscal 1996. During fiscal 1997, the Company completed two acquisitions. In the second quarter of fiscal 1997, the shell egg production facilities of Sunbest Farms were purchased. Aproximately
2 percent of fiscal 1997 dozens of eggs sold were attributed to this facility. As a production facility only, the eggs produced were transferred to other company locations for processing and marketing. In April 1997, mid-fourth quarter, the shell egg production and processing facilities of Southern Empire Egg Farm, Inc. were acquired. Due to the laste fiscal purchase date, these facilities accounted for approximately
1 percent of the dozens of eggs sold and net sales for fiscal 1997.

Cost of Sales. The cost of sales in fiscal 1997 was $236.3 million, an increase of $5.4 million, or 2.3%, above the fiscal 1996 cost of sales of $230.9 million. The increase was due to an increase in feed ingredient cost. The increase in ingredient cost began in fiscal 1996 and continued through the second quarter of fiscal 1997. Feed cost per dozen eggs produced during fiscal 1997 was $.284, compared to $.266 per dozen in fiscal 1996, an increase of 6.8%. As mentioned above in the sales discussion, the number of outside eggs purchased decreased for fiscal 1997. The potential dollar decrase for fewer dozens purchased was offset by the higher per dozen price paid, due to the improved shell egg market prices. With increases in sale exceeding increases in cost of sales, the gorss profit increased from 18.4 percent of net sales for fiscal 1996 to 19.2 percent for fiscal 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1997 were $28.9 million, a decrease of $700,000, or 2.4%, as compared to the $29.6 million for fiscal 1996. For fiscal 1997, a decrease in health insurance expenses was the major reason for the lower dollar costs. As a percent of net sales, selling, general and administrative expenses decreased from 10.5% for fiscal 1996 to 9.9% for fiscal 1997.

Operating Income. As a result of the above, the Company's operating income was $27.3 million in fiscal 1997, an increase of $5.0 million, or 22.3%, as compared to an operating income of $22.3 million for fiscal 1996. As a percent of net sales, operating income for fiscal 1997 increased to 9.3%, as compared to 7.9% for fiscal 1996.

Other Income (Expense). Other expense for fiscal 1997 was $3.0 million, a decrease of $2.0 million, or 40.0%, as compared to other expense of $5.0 million for fiscal 1996. Interest expense for fiscal 1997 was $4.3 million, a decrease of $1.2 million, or 22.1%, as compared to an interest expense of $5.5 million for fiscal 1996. Higher interest expense for fiscal 1996 was due to borrowings under lines of credit from banks that were repaid by fiscal 1996 year end. Interest income was $597,000 for fiscal 1997, compared to $141,000 for fiscal 1996. As a percent of net sales, other expenses were 1.0% for fiscal 1997, compared to 1.8% for fiscal 1996.

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

Net Income. As a result of the above, net income for fiscal 1997 was $14.8 million, or $1.21 per basic share, compared to net income of $10.9 million, or $.94 per basic share, for fiscal 1996.

Capital Resources and Liquidity. The Company's working capital at May 30, 1998 was $56.6 million compared to $45.4 million at May 31, 1997. The Company's current ratio was 2.39 at May 30, 1998 as compared with 2.26 at May 31, 1997. The Company's need for working capital generally is highest in the last and first quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35.0 million line of credit with three banks at May 30, 1998. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, amounted to $75.5 million, as compared to $64.4 million at May 31, 1997.

In December 1997, the Company and three of its lenders agreed to revised terms, amounts and interest rates for long-term debt extended to the Company. The revised arrangements provide for a total of $40.0 million of borrowings under notes, with maturities ranging from 10 to 15 years at a weighted average fixed interest rate of 7.10 percent. Approximately $20 million of existing debt was refinanced and the Company was provided with an additional $20 million of working capital, of which $3.5 million had not been disbursed as of year end 1998.

Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at May 30, 1998.

For the fiscal year ended May 30, 1998, $24.9 million of net cash was provided by oeprating activities, of which $14.8 million was used for construction and pruchases of property, pland and equipment and $3.7 million was used for the purchase of assets of a shell egg production and processing businesses. The Company has expended $18.0 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $21.5 million total project cost through industrial revenue bonds maturing in 2011. Borrowings under the industrial revenue bond agreement totaled $10.0 million at May 30, 1998. In fiscal 1998, the Company expended $952,000 in construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $15.2 million with financing plans of approximately $10.4 million in borrowings from an insurance company. In fiscal 1998, $24.7 million was used to repay long-term debt.

The net result of these activities was an increase in cash and cash equivalents of $17.4 million for fiscal 1998.

The Company has $3.2 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the next 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $3.2 million deferred tax liability would reduce the Company's cash, but would not impact the Company's statement of operations or reduce stockholders' equity, as these taxes have been accrued and are reflected on the Company's balance sheet. See Note 11 of Notes to Consolidated Financial Statements.

Year 2000 Issue. The Company currently has a program underway to ensure that all significant computer systems are Year 2000 compliant. All major systems are upgradeable with commercially available software packages. The Company expects no material impact from the Year 2000 issue on its internal information systems or on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue. The Company will continue to monitor and evaluate the impact of the Year 2000 on its operations. Any costs associated with implementation of the Company's Year 2000 program would be within normal expenditures for hardware and software.

Forward Looking Statements. The foregoing statements contain forward looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a diference include, but are not limited to, those discussed in "Factors Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

	Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The financial statements, schedules and supplementary data required by this item are listed in Item 14(a) of this report and included at pages
F-1 through F-15.

Quarterly Financial Data:
(unaudited, amounts in thousands, except per share data )

                             								Fiscal Year 1998

                       First       Second         Third          Fourth
                      Quarter      Quarter       Quarter         Quarter
                      ---------------------------------------------------
Net sales             $ 63,723    $ 79,435      $ 89,344        $ 76,569
Operating income
(loss)                  (1,991)      7,314         5,419            (396)
Net income (loss)       (1,737)      4,244         3,703            (831)
Net income per share
     Basic            $  (.13)    $    .32   $       .28      $     (.06)
     Dilutive         $  (.13)    $    .32   $       .28      $     (.06)


                             								Fiscal Year 1997

                      First         Second        Third           Fourth
                      Quarter       Quarter       Quarter         Quarter
                      ----------------------------------------------------
Net sales             $ 65,563    $ 78,629      $ 79,649         $ 68,685
Operating income         2,711      10,744        11,631            2,237
Net income               1,097       5,931         6,937              880
Net income per share
     Basic            $    .10    $    .52      $    .54         $    .07
     Dilutive         $    .09    $    .50      $    .53         $    .07



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this item with respect to directors and executive officers is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998
Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

	The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 1998 Annual Meeting of Shareholders.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report

(1)	Financial Statements-filed at pages F-1 through F-15 of this Report.

Report of  Independent Auditors
Consolidated Balance Sheets as of May 30, 1998 and May 31, 1997
Consolidated Statements of Income for the Years Ended May 30, 1998,
May 31, 1997 and June 1, 1996
Consolidated Statements of Stockholders' Equity for the Years Ended
May 30, 1998, May 31, 1997 and June 1, 1996
Consolidated Statements of Cash Flows for the Years Ended May 30, 1998, May 31, 1997 and June 1, 1996
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules - filed at page S-1 of this Report.

Schedule II - Valuation and Qualifying Accounts

Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number				Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant, as amended.*

4.1	See Exhibits 3.1 and 3.2 as to be the rights of holders of the
    Registrant's common stock.

4.2	Form of Warrant Agreement (including form of Common Stock Purchase
    Warrant).*

10.1	Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen -
    Boerenleenbank B.A., "Rabobank Nederland," New York Branch, and Amended
    and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and
    Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-
    Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto
    (without exhibits).*

10.1(a)Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of
   June 3, 1997 (without exhibits). **

10.2	Note Purchase Agreement, dated as of November 10, 1993, between
   John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc.,
   and amendments thereto (without exhibits).*

10.3	Loan Agreement, dated as of May 1, 1991, between Metropolitan Life
   Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto
   (without exhibits).*

10.4	Employee Stock Ownership Plan, as Amended and Restated.*

10.5	1993 Stock Option Plan, as Amended.*

10.6	Wage Continuation Plan, dated as of January1, 1986, among R.K. Looper,
   B.J. Raines and the Registrant.*

10.6(a) Amendment dated October 29, 1997 to Wage Continuation Plan, dated as of January 1, 1986, between B.J. Raines and the Registrant. +

10.7	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.*

10.8	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.*

10.9	Redemption Agreement, dated March 7, 1994, between the Registrant and
   Fred R. Adams, Jr.*

10.10     Note Purchase Agreement, dated December 18, 1997, among Cal-Maine
   Foods, Inc., Cal-Maine Farms, Inc.,	Cal-Maine Egg Products, Inc., Cal-
   Maine Partnership, LTD, CMF of Kansas LLC and First South Production
   Credit	Association and Metropolitan Life Insurance Company (without
   exhibits, except names of guarantors and forms of	notes) ***

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.

27	Financial Data Schedule.


* Incorporated by reference to the same exhibit number in Registrant's Form S-1 Registration Statement No. 333-14809.

** Incorporated by reference to the same exhibit number in Registrant's
   Form 10-K for fiscal year ended May 31,1997.

*** Incorporated by reference to the same exhibit number in  Registrant's
   Form  10-Q for  the quarter ended November 29, 1997.

(Management contract or compensatory plan.


The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(b)	Reports on Form 8-K

No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 1998. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1998.

(c)	Exhibits Required by Item 601 of Regulation S-K

The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference to a separate file, follow page S-1.

	(d)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page S-1.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 24th day of August, 1998.


                            							CAL-MAINE FOODS, INC.
		                                /s/  Fred R. Adams, Jr.
                              					Fred R. Adams, Jr.
                                 		Chairman of the Board and
                                   Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature				                Title 	   		                   Date

/s/  Fred R. Adams, Jr.      Chairman of the Board          August 24, 1998
Fred R. Adams, Jr.		         Chief Executive Officer
                       						(Principal Executive Officer)

/s/  Richard K. Looper       Vice Chairman of the Board   		August 24, 1998
Richard K. Looper		          and Director


/s/  Adolphus B. Baker      	President and Director      			August 24, 1998
Adolphus B. Baker


/s/  Bobby J. Raines        	Vice President, Chief Financial August 24, 1998
Bobby J. Raines            		Officer, Treasurer, Secretary
                       						and Director
                       						(Principal Financial Officer)

/s/  Charles F. Collins      Vice President, Controller    		August 24, 1998
Charles F. Collins         		and Director
                      						(Principal Accounting Officer)

/s/  Jack B. Self           	Vice President and Director   		August 24, 1998
Jack B. Self

/s/  Joe M. Wyatt            Vice President and Director   		August 24, 1998
Joe M. Wyatt

/s/  W. D. Cox              	Director                    				August 24, 1998
W.  D. Cox

/s/  R. Faser Triplett      	Director                    				August 24, 1998
R.  Faser Triplett




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of  Independent Auditors................................... F-2

Consolidated Balance Sheets as of  May 30, 1998 and
May 31, 1997 ..................................................... F-3

Consolidated Statements of  Income for the years ended
May 30, 1998, May 31, 1997 and  June 1, 1996.....................  F-4

Consolidated Statements of Stockholders' Equity for
the years ended May 30, 1998, May 31, 1997 and June 1, 1996......  F-5

Consolidated Statements of Cash Flows for the years
ended May 30, 1998, May 31, 1997 and June 1, 1996...............   F-6
Notes to Consolidated Financial Statements .....................   F-7


Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May 30, 1998 and May 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at May 30, 1998 and May 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statments taken as a whole, presents fairly in all material respects the information set forth therein.

                                 /s/   Ernst & Young  LLP


Jackson, Mississippi
July 10, 1998

                Cal-Maine Foods, Inc. and Subsidiaries
                      Consolidated Balance Sheets
            (in thousands, except share and per share amounts)


                                          May 30        May 31
                                           1998          1997

Assets
Current assets:
	Cash and cash equivalents             $  41,126      $  23,737
	Receivables:
	Trade receivables, less allowance
  for doubtful	accounts of $361 in
  1998 and $62 in 1997 (Note 8)           13,223         12,779
	Other                                       468            307
                                       --------------------------
                                          13,691         13,086
	Recoverable federal and state
  income taxes                               218          1,137
	Inventories (Notes 5 and 8)              41,437         42,594
	Prepaid expenses and other
  current assets                             791            986
                                       --------------------------
Total current assets                      97,263         81,540
Other assets:

	Notes receivable and investments          5,373          4,747
	Other                                     1,183            661
                                       --------------------------
                                           6,556          5,408
Property, plant and equipment,
less accumulated	depreciation
(Notes 6 and 8)                           98,856         94,454
Leased property under capital
 leases, less accumulated
	amortization (Note 7)                       513            892
                                       --------------------------
Total assets                            $203,188       $182,294
                                       ==========================

Liabilities and stockholders' equity
Current liabilities:

	Trade accounts payable                 $ 17,705       $ 15,267
	Accrued wages and benefits                4,350          4,314
	Accrued expenses and other liabilities    3,701          2,114
	Current maturities of:
	Long-term debt                            4,432          4,302
	Capitalized lease obligations               108            238
                                        -------------------------
                                           4,540          4,540
    Deferred income taxes (Note 11)       10,376          9,915
                                        -------------------------
Total current liabilities                 40,672         36,150
Long-term debt, less current
 maturities (Note 8)                      70,658         59,177
Capitalized lease obligations,
 less current maturities (Note 7)            300            719
Deferred expenses (Note 9)                 1,716          1,655
   Deferred income taxes (Note 11)        10,295          9,951
                                        -------------------------
Total liabilities                        123,641        107,652
Commitments and contingencies
(Notes 8 and 12)
Stockholders' equity (Note 2):
Common stock, $.01 par value
(Notes 9 and 10):
Authorized shares - 30,000,000
Issued and outstanding
shares - 17,565,200                          176            176
 Class A common stock, $.01 par value :
   Authorized shares - 1,200,000
   Issued and outstanding
       shares -1,200,000                      12             12
    Paid-in capital                       18,784         18,785
    Retained earnings                     67,031         61,903
	Common stock in treasury (5,608,212
  shares in 1998 and 5,583,200 shares
  in 1997)                                (6,456)        (6,234)
                                          -----------------------
Total stockholders' equity                79,547         74,642
                                          -----------------------
Total liabilities and stockholders'
equity                                  $203,188       $182,294
                                        =========================

See accompanying notes



                 Cal-Maine Foods, Inc. and Subsidiaries
                   Consolidated Statements of Income
               (in thousands, except per share amounts)

							                                Fiscal year ended
                           						  May 30	  May 31	   June 1
	                           			    1998		    1997		    1996
                                   -------------------------

Net Sales		                  			$ 309,071	$ 292,526	$ 282,844
Cost of Sales					                264,636   236,273   230,850
Gross Profit					                  44,435    56,253    51,994
Selling, general and              ---------------------------
administrative              			    34,089    28,930    29,653
                                  ---------------------------
Operating income		            		   10,346    27,323    22,341

Other income (expense):
   Interest expense (Note 8)			   (4,583)	    (4,277)  (5,487)
   Interest income	    			    	    1,371         597      141
   Equity in income of affiliates
   (Note 4)                		        294	        524      721
   Other, net	           				        897	        186     (331)
                                   --------------------------
                        						    (2,021)	    (2,970)  (4,956)
Income before income taxes 			     8,325	     24,353   17,385
Income tax expense (Note 11)			    2,946       9,508    6,460
                                   --------------------------
Net income		                 		$   5,379  	$  14,845	$ 10,925
                                   ==========================
Net income per share:
    Basic	              					  $     .41  	$    1.21 	$   .94
                                   ==========================
    Dilutive		              			$     .40  	$    1.18 	$   .94
                                   ==========================
Weighted average shares
outstanding:
   Basic                  					   13,191 	    12,285   11,584
   Dilutive	               				   13,428 	    12,560   11,584
                                  ===========================

See accompanying notes.


                   Cal-Maine Foods, Inc. and Subsidiaries
              Consolidated Statements of Stockholders' Equity
               (in thousands, except per share amounts)

                                   Common Stock
Note                               ------------
                         Class Class Treas. Treas. Pd-in Ret.   Rec.
              Shares Amt  A     A     Shrs   Amt    Cap  Ern.   Stkh    Total
                 ------------------------------------------------------------
Balance at
June 3, 1995 17,035 $170  -  $  -   5,380 $(5,367)$8,230$36,133$(1,694)$37,472
Redemption
of fract-
ional shares
of common
stock          -     -    -     -      -       -     (1)     -      -      (1)
Purchases of
common stock
for treasury   -     -    -     -     142    (496)     -     -      -    (496)
Net income
for fiscal
1996           -     -    -     -       -       -      - 10,925     -   10,925
            ------------------------------------------------------------------
Balance at
June 1,
1996       17,035   170   -     -   5,522   (5,863) 8,229 47,058 (1,694)47,900
Exchange
of common
stock for
Class A
common
stock     (1,200)  (12) 1,200  12     -        -      -      -       -      -
Issuance
of common
stock      1,730    18     -    -     -        -   10,562    -       -  10,580
Redemption
of
fractional
shares of
common
stock         -      -     -    -     -        -      (6)    -       -     (6)
Purchase
of common
stock for
treasury      -      -     -    -     61     (371)     -     -       -   (371)
Repayment
of note
receivable-
stockholder   -      -     -    -      -       -       -     -    1,694  1,694
Net income
for fiscal
1997          -      -     -    -      -       -       -  14,845     -  14,845
             -----------------------------------------------------------------
Balance at
May 31,
1997       17,565  176  1,200  12   5,583 (6,234)  18,785 61,903     -  74,642
Redemption
of
fractional
shares	of
common stock  -     -      -    -      -      -      (1)      -      -     (1)
Purchase of
common stock
for treasury  -     -      -    -     50   (311)      -       -      -   (311)
Sale of
common stock
from treasury -     -      -    -    (25)    89       -       -      -      89
Cash
dividends
paid ($.02 per
common share) -     -      -    -      -     -        -     (251)    -   (251)
Net income
for fiscal
1998          -     -      -    -      -     -        -    5,379     -   5,379
            ------------------------------------------------------------------
Balance at
May 30,
1998      17,565  $176  1,200  $12  5,608$(6,456)$18,784 $67,031 $   - $79,547



See accompanying notes.


              Cal-Maine Foods, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                        (in thousands)


                                               Fiscal year ended
                                           May 30     May 31     June 1
                                           1998       1997       1996
                                            ----------------------------
Cash flows from operating activities
Net income                               $   5,379  $ 14,845  $ 10,925
Adjustments to reconcile net income
to net cash	provided by operating
activities:
	Depreciation and amortization              12,017    10,550    10,444
	Provision for doubtful accounts               361        52        41
	Provision for deferred income taxes           805     2,856     4,660
	Equity in income of affiliates               (294)     (524)     (721)
	(Gain) loss on sales of property,
 plant and equipment                           (27)       69       956
	Increase in deferred compensation              50        60        60
Change in operating assets and
liabilities, net of effects
from purchases of shell egg production
and processing	businesses in 1998
and 1997:
	(Increase) decrease in receivables
and other assets                              (321)    1,702    (2,220)
	(Increase) decrease in inventories          3,675     1,238    (2,599)
	Increase in accounts payable,
accrued expenses	and deferred expenses       3,262     1,635     3,728
                                            --------------------------
Net cash provided by operating activities   24,907    32,483    25,274

Cash flows from investing activities
Purchases of property, plant and equipment (14,831)  (16,189)   (8,768)
Purchases of shell egg production
and processing businesses                   (3,745)   (6,956)       -
Payments received on notes receivable
and from investments                           297     1,634       513
Increase in note receivable
and investments                               (725)      (15)      (13)
Net proceeds from sales of property,
plant and equipment                            898       914       687
                                            ---------------------------
Net cash used in investing activities      (18,106)  (20,612)   (7,581)

Cash flows from financing activities
Net proceeds from sale of common stock           -    10,580         -
Net payments on line of credit                   -         -   (15,500)
Long-term borrowings                        35,800     3,000     5,050
Principal payments on long-term debt
and capital leases                         (24,738)   (6,990)   (5,835)
Payments received on note
receivable - stockholder                         -     1,694         -
Purchases of common stock for treasury        (311)     (371)     (497)
Sales of common stock from treasury             89         -         -
Payments of dividends                         (251)        -         -
Redemption of fractional shares of
common stock                                    (1)       (6)       (2)
                                           ----------------------------
Net cash provided by (used in)
financing activities                        10,588     7,907    16,784)
                                           ----------------------------
Increase in cash and cash equivalents       17,389    19,778       909
Cash and cash equivalents at
beginning of year                           23,737     3,959     3,050
                                           ----------------------------
Cash and cash equivalents at end of year  $ 41,126  $ 23,737 $   3,959
                                           ============================
Non-cash investing and
financing activities:
  Note payable for purchase of shell egg
      production and processing business  $      - $   5,000   $     -
                                          =============================
	Notes received from sales of properties  $      - $      88   $   664
                                          =============================



See accompanying notes.

               Cal-Maine Foods, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
       (dollars in thousands, except share and per share amounts)
                           May 30, 1998


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the "Company") all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is engaged in the production, processing and distribution of shell eggs and egg products and livestock operations. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal ingredients, corn and other grains.

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, midwestern and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and collateral is generally not required.
Credit losses have consistently been within management's expectations.
No single customer accounted for more than 10% of the Company's net sales in fiscal year accounted for 10.1% of the Company's net sales in fiscal 1997.

Use of Estimates

The preparation of the consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to operations.

Intangible Assets

Loan acquisition costs are amortized over the life of the loan.
Franchise fees are amortized over ten years.

Revenue Recognition

Revenue is recognized when product is shipped to customers.

Income  Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Impact of Recently Issued Accounting Standards

In fiscal 1998, the Company adopted the provisions of FASB Statement No.
128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share.
All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the statement 128 requirements.

Effective for fiscal 1999, FASB No. 130, "Reporting Comprehensive Income", requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Management does not expect FASB No. 130 to have a significant impact on the Company in fiscal 1999.

Effective fiscal 1999, FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that companies report financial and descriptive information about their reportable operating segments. Management does not expect FASB No. 131 to have a significant impact on the Company in fiscal 1999.


Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31 which was May 30, 1998 (52 weeks), May 31, 1997 (52 weeks) and June 1, 1996 (52 weeks), for the most recent three years.

2.  Initial Public Offering

During December 1996 and January 1997, the Company sold 1,730,000 shares in the aggregate of its common stock at $7 per share in an underwritten initial public offering (the "Offering"). Net proceeds from the Offering were $10,580.

3.  Acquisitions

In November 1997, the Company purchased, certain operating assets of a shell egg production and processing business for $3,745. In April 1997, the Company purchased, certain operating assets of a shell egg production and processing business for $5,654 in cash and a $5,000 note payable to the former owners. In January 1997, the Company purchased, for $1,302, certain operating assets of a shell egg production business. These acquisitions were accounted for by the purchase method of accounting.

The operating results of these assets acquired are included in the consolidated statements of operations of the Company for the periods subsequent to the acquisition dates. Prior operations of these assets acquired are immaterial to the Company's consolidated net sales, net income and net income per common share for the fiscal years ended May 30, 1998 and May 31, 1997.

4.  Investment in Affiliates

The Company owns 50% of BCM Egg Company ("BCM"), a partnership. Equity in earnings of $180, $681, and $721 from BCM have been included in the consolidated statements of operations in fiscal 1998, 1997 and 1996, respectively. The Company purchased $5,189, $9,831, and $9,929 of eggs from BCM during each of those fiscal years, which represented a significant percentage of BCM's sales.

The Company owns 32.5% of American Egg Products, Inc. ("AEP"). Equity in earnings of $113 for fiscal 1998 and losses of $157 for fiscal 1997 from AEP have been included in the Company's consolidated statement of operations.
  The Company did not record equity in income or losses from AEP in fiscal 1996 because of immateriality.

5.  Inventories

Inventories consisted of the following:


                                May 30      May 31
                                1998        1997
                               ----------------------
Flocks                        $  26,866   $  26,674
Eggs and egg products             2,683       4,030
Feed and supplies                 8,736       8,377
Livestock                         3,152       3,513
                              ----------------------
                              $  41,437   $  42,594
                              ======================

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:



                                May 30       May 31
                                1998         1997
                                ----------------------
Land and improvements         $  22,180    $  19,752
Buildings and improvements       57,248       53,593
Machinery and equipment          82,104       75,069
Construction-in-progress          7,280       10,603
                                ----------------------
                                168,812      159,017
Less accumulated depreciation    69,956       64,563
                                ----------------------
                              $  98,856    $  94,454
                                ======================



Depreciation expense was $11,595, $10,172 and $10,056 in fiscal 1998, 1997 and 1996, respectively.

7.  Leases

Leased property under capital leases consisted of the following:


                                 May 30          May 31
                                  1998            1997
                                 ----------------------
Machinery and equipment          $2,100          $2,100
Less accumulated amortization     1,587           1,208
                                 ----------------------
                                $   513         $   892
                                 ======================

Amortization expense was $379, $378 and $388 in fiscal 1998, 1997 and 1996, respectively.

Future minimum payments under capital leases and noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 30, 1998 are as follows:


                                  Capital        Operating
                                  Leases         Leases
                                  -------------------------
1999                              $   129          $ 3,106
2000                                  168            2,713
2001                                  143            2,318
2002                                  --             1,034
2003                                  --               636
Thereafter                            --               612
                                  -------------------------
Total minimum lease payments         440          $10,419
                                                   ========


Less amount representing
interest (rates from
	7.25% to 7.50%)                      32
Present value of minimum            ----
lease payments                       408
Less amounts due within one year     108
                                    ----
Amounts due after one year       $   300
                                 ========


Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $3,979, $ 3,849, and $3,901 in fiscal 1998, 1997, and 1996, respectively. Included in rent expense are vehicle rents totaling $1,876, $1,837, and $1,718 in fiscal 1998, 1997 and 1996, respectively.

8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:



                                                  May 30     May 31
                                                  1998       1997
                                                  ------------------
Note payable at 6.62%; due in monthly
installments	of $130, plus interest,
maturing in 2000                                  $12,515    $14,075
Series A Senior Secured Notes at 6.87%;
due in annual	principal installments
of $1,917 beginning on	December 2002
through 2009 with interest due
semi-annually                                      11,500         -
Series B Senior Secured Notes at 7.18%;
due in annual	principal installments of
$2,143 beginning in	December 2003 through
2009 with interest due                             15,000         -
semi-annually
Fixed rate industrial revenue bonds                10,000      1,000
Note payable at 7.64%; due in monthly
installments of	$114, including interest,
maturing in 2003                                    9,909     10,503
Note payable at 7.75%; due in monthly
installments of	$55, plus interest,
maturing in 2003                                    7,335      7,995
Note payable at 8.25%; due in monthly
installments of $79, including interest,
maturing in 2004                                    4,353      4,911
Note payable, federal funds rate plus 1.50%;
due in monthly installments of $24, including
interest, maturing in 2004                          1,691      1,976
Note payable at 8.5%; due in weekly installments
of $2, plus interest, maturing in 2002                291        -
Note payable at 8.69%; due in monthly installments
of $8, including interest, maturing in 2001           259        329
Note payable at 6.61%; due in monthly installments
of $7, including interest, maturing in 2000           192        266
Note payable at 4%; due in monthly installments of
$4, including interest, maturing in 1999               60        105
Adjustable rate industrial revenue bond             1,985      6,655
Note payable paid in 1998                               -      8,884
Note payable paid in 1998                               -      6,780
                                                   -----------------
                                                    75,090    63,479
Less current maturities                              4,432     4,302
                                                   -----------------
                                                   $70,658   $59,177
                                                   =================


The adjustable rate industrial revenue bond is due May 1, 2006 with interest due monthly at variable rates (5.6% at May 30, 1998 and 5.65% at May 30, 1997). The bond is redeemable at the option of the Company on a monthly basis subject to certain mandatory redemption requirements. The bond is collateralized by a letter of credit of $2,026.

The Company has available to borrow $13,500 of fixed rate industrial revenue bonds for the construction of certain operating facilities, of which $10,000 has been borrowed as of May 30, 1998. The estimated total construction cost of the facilities is $21,500, of which $18,000 was expended as of May 30, 1998. Principal payments will be due monthly in an amount equal to the outstanding borrowings on September 30, 1998 divided by 150 beginning November 1, 1998. Interest is at a fixed rate of 7.21% on outstanding borrowings at May 30, 1998. Interest on subsequent borrowings will be at a fixed rate of 1.25% above the then current yield on an average-life U.S. Treasury security.

The aggregate annual maturities of long-term debt at May 30, 1998 are as follows:


1999           $  4,432
2000             14,315
2001              3,590
2002              3,555
2003              5,582
Thereafter       43,616
              ----------
                $75,090
             ===========


The Company has a $35,000 line of credit with three banks all of which was unused at May 30, 1998. The line of credit is limited in availability based upon the levels of accounts receivable and inventories. Borrowings under the line of credit bear interest at ninety basis points above the federal funds rate or ninety basis points above LIBOR, at the Company's option.
Facilities fees of 25 basis points per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current and debt-to-equity ratios. Additionally, the chief executive officer of the Company, or his family, must maintain of the outstanding voting stock of the Company. The Company was in compliance with these provisions as of May 30, 1998.

Interest of $4,402, $4,614, and $5,910 was paid during fiscal 1998, 1997, and 1996, respectively. Interest of $615, $337, and $305 was capitalized for construction of certain facilities during fiscal 1998, 1997, and 1996, respectively.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $60 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $2,579, $2,110, and $3,130 in fiscal 1998, 1997 and 1996, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company has historically made contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the plan were $970, $1,416, and $992 in fiscal 1998, 1997 and 1996, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $50 in fiscal 1998 and $60 in fiscal 1997 and 1996, respectively.

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

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At May 30, 1998 and May 31, 1997, 272,000 shares, respectively, were available for grant under the 1993 plan.

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

The weighted-average fair value of options granted during fiscal 1997 was $4.56. No options were granted in fiscal 1998 or 1996. The pro forma effect of the estimated fair value of the options granted in fiscal 1997 was insignificant to the fiscal 1998 and 1997 consolidated net income and net income per share of the Company.

A summary of the Company's stock option activity and related information is as follows:



                                      Shares        Weighted-Average
                                       -----         Exercise Price
                                                   ----------------
Outstanding at June 1, 1996          504,000           $   3.42
Granted                               24,000               4.33
                                     -------
Outstanding at May 31, 1997          528,000               3.46
Exercised                            (23,000)              3.42
                                     -------
Outstanding at May 30, 1998          505,000               3.47
                                     =======


The weighted average remaining contractual life of the options outstanding was 5.2 years and 6.2 years at May 30, 1998 and May 31, 1997, respectively. At May 30, 1998 and May 31, 1997, 385,000 and 302,400 options, respectively, were exercisable.

11.  Income Taxes

Income tax expense consisted of the following:



                                         Fiscal year ended
                                May 30       May 31          June 1
                                1998         1997            1996
                                -----------------------------------
Current:
	Federal                       $1,967     $  6,502       $  1,700
	State                            174          150            100
                                -----------------------------------
                                2,141        6,652          1,800

Deferred:
	Federal                          696        2,390          4,020
	State                            109          466            640
                                -----------------------------------
                                  805        2,856          4,660
                                -----------------------------------
                               $2,946     $  9,508       $  6,460
                                ===================================


Significant components of the Company's deferred tax liabilities were as follows:


                                           May 30        May 31
                                            1998          1997
                                           --------------------

Current deferred tax liabilities:
	Inventories                              $10,641       $10,175
	Prepaid expenses                             123           175
	Accrued expenses                            (257)         (415)
	Other                                       (131)          (20)
                                          ---------------------
Total current deferred tax liabilities     10,376         9,915

Long-term deferred tax liabilities:
	Property, plant and equipment              7,168         6,741
	Investments                                  252           335
	Deferred compensation                       (310)         (310)
	Cash basis temporary differences           3,185         3,185
                                          ---------------------
Total long-term deferred tax liabilities   10,295         9,951
                                          ---------------------
Total deferred tax liabilities            $20,671       $19,866
                                          =====================

Effective May 29, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The
Taxpayer Relief Act of 1997  provides that   taxes on the cash basis
temporary differences as of that date are generally payable over the next 20 years beginning in fiscal 1999 or in the first fiscal in which there is a change in ownership control. The Company uses the farm-price method for valuing inventories for income tax purposes.

The differences between income tax expense at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate (34% in 1998 and 1996 and 35% in 1997) were as follows:


                                         Fiscal year ended
                                     May 30      May 31      June 1
                                     1998        1997        1996
                                     -------------------------------
Statutory federal income tax         $2,830      $8,524     $5,911
State income taxes, net                 187         700        488
Benefit of net operating loss
  carryover for certain states           -         (300)        -
Increase in federal income tax rate      -          495         -
Other, net (benefit)                    (71)         89         61
                                     -------------------------------
                                     $2,946      $9,508     $6,460
                                     ===============================


Federal and state income taxes of $7,989, $7,597, and $1,985 were paid in fiscal 1998, 1997 and 1996, respectively. Federal and state income taxes of $1,090, $9, and $1,500 were refunded in fiscal 1998, 1997 and 1996, respectively.

12.  Other Matters

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, notes receivable and investments, long-term debt and capitalized leases approximate their carrying value. The fair values for notes receivables, long-term debt and capitalized leases are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

                               F-15
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     Years ended May 30, 1998, May 31, 1997 and June 1, 1996
                       (in thousands)


                              Balance at  Charged to  Write-off  Balance at
                             Beginning of  Cost and    of           End of
Description                    Period      Expense     Accounts    Period
------------------------------------------------------------------------
Year ended May 30, 1998:
Allowance for doubtful
accounts                        $ 62         $ 361        $ 62       $ 361
                                ====         =====       ======      =====

Year ended May 31, 1997:
Allowance for doubtful accounts $ 31          $ 52        $ 21        $ 62
                                ====         =====       ======      ======

Year ended June 1, 1996:
Allowance for doubtful accounts $ 34          $41         $ 44        $ 31
                               =====         =====       ======      ======


                                S-1

                     CAL-MAINE FOODS, INC.
                Form 10-K for the fiscal year
                    ended May 30, 1998


                         EXHIBIT INDEX
The following  exhibits, not included by reference, are filed herewith:



Exhibit
Number     Exhibit
-------    -------
10.6(a)    Amendment dated October 29, 1997 to Wage Continuation Plan dated as of January 1, 1986 between B. J. Raines and the Registrant
23         Consent of Ernst & Young LLP
27         Financial Data Schedule
