Form 10-Q
period 1998-08-29
CAL MAINE FOODS INC
filed 1998-10-08
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                  FORM 10-Q

(mark one)

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

                For the quarterly period ended August 29, 1998

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
                                 Yes    X     No_____

	Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 1, 1998.

            	Common Stock, $0.01 par value			11,952,857 shares

           	Class A Common Stock, $0.01 par value		  1,200,000 shares



                            CAL-MAINE FOODS, INC.

                                    INDEX

                                            											       Page
Part I.		Financial Information							                         Number

	Item 1.		Condensed Consolidated Financial Statements

			Condensed Consolidated Balance Sheets -
			August 29, 1998 (unaudited) and May 30, 1998		       	       3

			Condensed Consolidated Statements of Operations -
			Three Months Ended August 29, 1998 (unaudited) and
   August 30, 1997 (unaudited)					                             4

			Condensed Consolidated Statements of Cash Flow -
			Three Months Ended August 29, 1998 (unaudited) and
   August 30, 1997 (unaudited)					                             5

			Notes to Condensed Consolidated Financial Statements		       6

	Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of Operations			             7


Part II.		Other Information

	Item 6.		Exhibits and Reports on Form 8-K				                 11


	Signatures				                                      					     12





                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

									                            August 29, 1998         May 30, 1998
                                     ---------------------------------------
                                      (unaudited)                (note)
ASSETS
Current assets:
     Cash and cash equivalents						$	 38,669	                		$	41,126
     Accounts receivable, net						    15,056               		  		13,691
     Recoverable federal and state
        income taxes      				      	   1,233		  	                   218
     Inventories - note 2              40,511    			              41,437
     Prepaid expenses and other
       current assets			           	      690		                      791
                                      ---------------------------------------
Total current assets				               96,159              			  	 97,263

Notes receivable and investments    	   5,384                      5,373
Other assets								      	             1,150                      1,183

Property, plant and equipment         171,720                    170,912
Less accumulated depreciation         (73,626)                   (71,543)
                                     ----------------------------------------
                									              98,094                     99,369
                                     ----------------------------------------
     TOTAL ASSETS	   						        $  200,787  			            $  203,188
                                   ==========================================

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable and accrued
      expenses	                 				$	 23,881                			$	25,756
     Current maturities of
     long-term debt	            					   4,662                				  4,540
     Current deferred income taxes		 	 10,376                 				10,376
                                   ------------------------------------------
Total current liabilities							  	    38,919                 				40,672

Long-term debt, less current
       maturities	              				 	 72,608	                 			70,958
Deferred expenses							                1,655                      1,716
Deferred income taxes						         		 10,295                 				10,295
                                   ------------------------------------------
     Total liabilities							         123,477			                 123,641

Stockholders' equity:
   Common stock $0.01 par value
    per share:
   Authorized shares - 30,000,000
   Issued and outstanding shares -
   17,565,200 at August 29, 1998
   and at May 30, 1998		                  176                        176
Class A common stock $0.01 par value,
authorized, issued
and outstanding 1,200,000 shares			        12  			                    12
Paid-in capital								                18,784	               	  		18,784
     Retained earnings								         64,932	                 			67,031
Common stock in treasury -
5,634,212 shares at August 29, 1998
and 5,608,212 shares at May 30, 1998   (6,594)             			  	 (6,456)
                                    ---------------------------------------
     Total stockholders' equity							 77,310				                 79,547
                                    ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	                             $ 200,787                  $ 203,188
                                    ========================================

 See note next page. See notes to condensed consolidated financial statements.




                  CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)
                                 UNAUDITED



               								                    13 Weeks Ended
						                         August 29, 1998          August 30, 1997
                               -----------------------------------------

Net sales		                  				$ 68,785				         $ 63,723
Cost of sales						                62,704  	            58,253
                               --------------------------------
     Gross profit					   	          6,081   	     	    	 5,470
Selling, general and
administrative		              	     8,935    	    	    	 7,461
                               --------------------------------
     Operating income (loss) 		    (2,854) 	            (1,991)
                               --------------------------------
Other income (expense):
     Interest expense, net				       (617)              (1,013)
     Other						                      191                  194
                               ---------------------------------
							                              (426)        	    	  (819)
                               ---------------------------------

Income (loss) before income
taxes	                       		    (3,280)  	            (2,810)
Income tax expense (benefit)				   (1,193)  	            (1,073)
                               ---------------------------------
     NET INCOME (LOSS)			   	   $  (2,087)  				       $ (1,737)
                               =================================
Net income (loss) per common
 share:
                   Basic						$      (.16) 	       $       (.13)
                               =================================
                Dilutive						$      (.16) 	       $       (.13)
                               =================================
Weighted average shares
outstanding:
                   Basic						$    13,147    	       $   13,188
                               =================================
                Dilutive						$    13,315    	       $   13,452
                               =================================


Note: The balance sheet at May 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                  UNAUDITED


										                               13 Weeks Ended
                       									   August 29, 1998       August 30, 1997

Cash flows provided by (used in)
operating activities	             		$	(2,719)			           $     78

Cash flows from investing
activities:
  Purchases of property, plant
   and equipment                					(1,412)   			           (1,792)
     Construction of production
   facilities	                 					   (854)	   		           (3,344)
     Payments received on notes
  receivable and from investments			    393	  		                 33
     Net proceeds from sale of
  property, plant and equipment  			    512                      37
                                    ---------------------------------------
Net cash used in investing
  activities                   						(1,361)   			           (5,066)

Cash flows from financing
activities:
     Long-term borrowings	    						  2,850                      --
     Principal payments on
     long-term debt and
      capital leases	              		(1,077)      	           (1,898)
     Purchases of common stock
      for treasury	             				   (139)  			                (77)
     Proceeds from the exercise of
         stock options	       				       --	              			     78
     Payment of dividends							       (11)	              			      --
                                     -------------------------------------
Net cash provided by (used in)
   financing activities              1,623                     (1,897)
                                     --------------------------------------
Decrease in cash and cash
   equivalents                						(2,457)      			           (6,885)

Cash and cash equivalents at
 beginning of period	  	            41,126                     23,737
                                    ----------------------------------------
Cash and cash equivalents at
 end of period				                $ 38,669                  	$ 16,852
                                    ========================================

See notes to condensed consolidated financial statements.


                      CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                 August 29, 1998
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

In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 29, 1998, and the results of operations for the thirteen weeks ended August 29, 1998 and August 30, 1997, and the cash flows for the thirteen weeks ended August 29, 1998 and August 30, 1997. Interim results are not necessarily indicative of results for a full
, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report.

2.	Inventories

	Inventories consisted of the following:


                                  August 29, 1998       May 30, 1998
                                  ----------------------------------
Flocks                            $   26,375            $   26,866
Eggs and egg products                  3,181                 2,683
Feed and supplies                      7,679                 8,736
Livestock                              3,276                 3,152
                                  -----------------------------------
                                   $  40,511            $   41,437
                                  ===================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                 OVERVIEW

The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell egg segment sales account for 97% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains. Egg products operations were discontinued in May, 1998.

The Company currently uses contract producers for approximately 31% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, from outside producers as needed, for resale by the Company.

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

Forward Looking Statements.  Management's discussion contains forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed as follows. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to posisble future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

Factors Affecting Future Performance. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in shell egg prices and in the grain market, as well as the number of laying hens in the nation.
 Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.


                                    Percentage of Net Sales
                                    -----------------------
			                        	            13 Weeks Ended

                                 August 29, 1998         August 30, 1997
                                 ---------------------------------------
Net sales                              100.0%            100.0%
Cost of sales                           91.2              91.4
                                 ---------------------------------------
Gross profit                             8.8               8.6
Selling, general & administrative       12.9              11.7
                                 ---------------------------------------
Operating income (loss)                 (4.1)             (3.1)
Other expense                            (.6)             (1.3)
                                 ---------------------------------------
Income (loss) before taxes              (4.7)             (4.4)
Income tax expense (benefit)            (1.7)             (1.7)
                                 ----------------------------------------
Net income (loss)                      (3.0)%             (2.7)%
                                 =======================================


NET SALES

Net sales for the first quarter of fiscal 1999 were $68.8 million, an increase of $5.1 million, or 7.9% as compared to the first quarter of
fiscal 1998.   Shell egg sales increased by $8.1 million.  However, the
Company's egg products division, which accounted for $3.0 million of net sales in the first quarter of fiscal 1998, closed in May 1998, and therefore did not contribute to net sales for the current first quarter. The $8.1 million increase is the net result of an increase in dozens sold, an increase in feed sales to outside egg producers and a decrease in the average selling price of shell eggs. Dozens sold for the current quarter were 106.3 million dozen, in increase of 8.2 million dozens, or 8.4%, as compared to the first quarter of last year. Dozens produced from an acquisition made in the second quarter of fiscal 1998 accounted for 3.3 million dozens of the increase in dozens sold. The balance of the increase in dozens sold was from purchases from outside producers. Outside feed sales for the current quarter increased $5.0 million over last year's first quarter. The increase in feed sales is primarily to customers that were part of the acquisition metnioned above. The Company's net average selling price per dozen for the fiscal 1999 first quarter was $.574, compared to $.607 for the first quarter of last year, a decrease of 5.5%. The Company's net average selling price is the average selling price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Demand for shell eggs and egg market prices were seasonably weak during this current quarter. Export sales of shell eggs continue to be weak. In comparison, the Company's net average selling price per dozen decreased
11.0% for last year's first quarter, as compared to the first quarter of fiscal 1997.

COST OF SALES

Total cost of sale sfo rhte first quarter ended Augsut 29, 1998 was $62.7 million, an increase of $4.5 million or 7.6%, as compared to the cost of sales of $58.3 million for last year's first quarter. prior years. In the second quarter of fiscal 1998, the Company began lty brand eggs, primarily the Egg(Land's Best franchise in New York City.
For the current quarter, approximately $200,000 more than last year's quarter was expensed for advertising and promotions for specialty brand eggs. The balance of the expense increase is due to increases in overall general
administrative expenses and professional fees.   As a percent of sales,
selling, general and administrative expenses, have increased from 11.7% for last year's first quarter to 12.9% for the current first quarter.

	OPERATING INCOME (LOSS)

weak demand and market prices, such as in the Company's first quarter, the Company is able to purchase outside eggs at more favorable net prices. The result of the decrease in egg selling prices, offset by improvements in egg production and purchase costs, is an increase in gross profit from 8.6% of net sales in the quarter ended Agusut 30, 1997 to 8.8% of net sales for the current quarter ended August 29, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the first quarter ended August 29, 1998 was $8.9 million, an increase of $1.5 million, or 19.8%, as compared to the $7.5 million for the comparable period last year. The increase is due to delivery expenses for the increased dozens sold volume, increased health benefit costs and product advertising and promotions. Although overall delivery operating costs per dozen have slightly increased, the increased number of dozens sold, as discussed above, increased total delivery expense for the current quarter by approximately $500,000, as compared to last year. Employee health benefit costs have increased approximately $400,000 for the current quarter due to an increase in number of employees and increases in costs of claims. With acquisitions, the number of employees has increased by 8%. The first quarter of last year had an unusually low cost of claims, as compared to the current first quarter which are above the average of prior years. In the second quarter of fiscal 1998, the Company began opening new markets for specialty brand eggs, primarily the Egg-Land's Best franchise in New York City. For the current quarter, approximately $200,000 more than last year's quarter was expensed for advertising and promotions for the specialty brand eggs. The balance of the expense increase is due to increases in overall general administrative expense and professional fees. As a percent of sales, selling, general and administrative expenses, have increased from 11.7% for last year's first quarter to 12.9% for the current first quarter.

OPERATING INCOME (LOSS)

As a result of the above, an operating loss of $2.9 million was incrured for the first quarter ended August 29, 1998, as compared to an operating loss of $2.0 million for last year's first quarter. As a percent of sales, the current fiscal 1999 quarter had a 4.1% operating loss, compared to 3.1% operating loss for last year.

OTHER EXPENSE

Other expenses for the first quarter ended Agusut 29, 1998 were approxiamtely $400,000, comopared to approximately $800,000 for the last year's first quarter. The current year reductionn of $400,000 is due to an increase in itnerst income of $300,000 and miscellaneous income of $100,000. As a percent of net sales, other expense decreased from 1.3% for last year's first quarter to .6% for the current quarter.

INCOME TAXES

As a result of the above, the Company had a pre-tax loss of $3.3 million for the quarter ended Augsut 29, 1998, compared to pre-tax loss of $2.8 million for the quarter ended Augsut 30, 1997. For the fiscal 1999 first quarter, an income tax benefit of $1.2 million was recorded with an effective tax rate of 36.4%, as coompared to an income tax benefit of $1.1 million with an effective tax reate of 38.2%.

NET INCOME

As a result of the above, the net loss for the first quarter ended August 29, 1998 was $2.1 million, or a loss of $.16 per basic and diluted share, coompared to net loss of $1.7 million, or a loss of $.13 per basic and diluted share for the quarter ended August 30, 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's working capital at August 29, 1998 was $57.2 million compared to $56.6 million at May 30, 1998. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at August 29, 1998. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $77.3 million.

Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at August 29, 1998.

For the thirteen weeks ended August 29, 1998, $2.7 million in net cash was used in operating activities. This compares to net cash of $78,000 provided by operating activities for the comparable period last year. In the current fiscal first quarter, $1.4 million was used for purchases of property, plant and equipment, and $900,000 used for construction projects in Chase, Kansas and Waelder, Texas. Net cash of $900,000 was received from sales of property, plant and equipment, and from notes receivable. Additional long term borrowings of $2.8 million were received and repayments of $1.1 million were made. The net result of these current activities was a decrease in cash of $2.5 million since May 30, 1998.

In the first quarter ended August 30, 1997, $1.8 million was used for purchases of property, plant and equipment and $3.3 million was used for construction of the Chase, Kansas facility. Repayment of long-term debt in the amount of $1.9 million was made. The net result for cash activities for the first quarter of fiscal 1998 was a decrease in cash of $6.9 million since May 31, 1997.

At August 29, 1998, the Company had expended, since the start of the project, approximately $18.2 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing approximately $13.5 million of the estimated $21.5 million total project cost through fixed rate industrial revenue bonds maturing in 2011. Borrowing under the industrial revenue bond agreement totaled $10.0 million at August 29, 1998. Also, as of this date, the Company had expended, since the start of the project, approximately $1.6 million for construction of new shell egg production and processing faciliteis in Waelder, Texas. The estimated cost of construction is approximately $15.2 million with financing plans of approximately $10.4 million in borrowings from an insurance company.

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

YEAR 2000 ISSUE

	The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by fiscal year ending
May 29, 1999.  The program is divided into three major components: (1)
identification of all information technology systems ("IT Systems") and non-
information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems;
and (3) testing of the repaired or replaced systems.  The Company has no
in-house developed or proprietary IT Systems.    The Company uses
commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts.  Parts (1) and (2) of the
Year 2000 program are currently underway.  Part (1), identification, should be completed by the end of the current calendar year.  Review of accounting and financial reporting systems is substantially  finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment.  Part (2), repairing and replacing, currently continues, primarily under maintenance contracts with the Company's software vendors.  While most of the major systems are 2000 compliant, the software vendors have targeted December 1998 as a completion date.  Part (3), testing will start in the Company's third fiscal quarter and finish in the fiscal fourth quarter ending May 29, 1999.

The Company has been contacting key suppliers and business partners about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

Actual costs assocated with implemention of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $50,000 to $100,000, primarily for hardware, are expected to be incurred. Significantly all fo these costs are expected to be capitalized since the hardware would have been replaced evenn if there were no Year 2000 issue.

The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Copany is i nto the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential
Year 2000 failures are identified in the final testing stages.

           PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND RPEORTS ON FORM 8-K


      a.  Exhibits

               The following Part I exhibit is filed herewith:

              Exhibit
              Number               Exhibit
              -------              -------
              27                   Financial data schedule

      b. Reports on Form 8-K

             No current Report on Form 8-K was filed by the Company covering an event during the first quarter of fiscal 1999.



                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      					     CAL-MAINE FOODS, INC.
					                           (Registrant)


Date:  October  7 , 1998			     /s/ Bobby J. Raines
                               ---------------------------
                      					     Bobby J. Raines
					                           Vice President/Treasurer
                                (Principal Financial Officer)


Date: October  7 , 1998			     /s/Charles F. Collins
                               _________________________
					                          Charles F. Collins
                     					     Vice President/Controller
                               (Principal Accounting Officer)
