Form 10-Q
period 1998-11-28
CAL MAINE FOODS INC
filed 1999-01-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended November 28, 1998

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of January 4, 1999.

      Common Stock, $0.01 par value                          11,811,188 shares

      Class A Common Stock, $0.01 par value                   1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                         PAGE
PART I.           FINANCIAL INFORMATION                                 NUMBER

      Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets - November
                  28, 1998 and May 30, 1998                                  3

                  Condensed Consolidated Statements of Operations -
                  Three Months and Six Months Ended November 28,
                  1998 and November 29, 1997                                 4

                  Condensed Consolidated Statements of Cash Flow -
                  Six Months Ended November 28, 1998 and November
                  29, 1997                                                   5

                  Notes to Condensed Consolidated Financial
                  Statements                                                 6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7


PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                          12


      Signatures                                                            13

                    PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                November 28, 1998        May 30, 1998
                                                                ------------------       -------------
                                                                      (unaudited)              (note)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  50,854           $  41,126
  Accounts receivable, net                                                 19,638              13,691
  Recoverable federal and state income taxes                                    -                 218
  Inventories                                                              37,542              41,437
  Prepaid expenses and other current assets                                   480                 791
                                                                        ----------          ----------
Total current assets                                                      108,514              97,263

Notes receivable and investments                                            6,133               5,373
Other assets                                                                1,209               1,183

Property, plant and equipment                                             167,382             170,912
Less accumulated depreciation                                             (72,006)            (71,543)
                                                                        ----------          ----------
                                                                           95,376              99,369
                                                                        ----------          ----------
  TOTAL ASSETS                                                          $ 211,232           $ 203,188
                                                                        ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable and accrued expenses                                 $  28,356           $  25,756
  Current maturities of long-term debt                                      5,049               4,540
  Current deferred income taxes                                            10,376              10,376
                                                                        ----------          ----------
Total current liabilities                                                  43,781              40,672

Long-term debt, less current maturities                                    74,363              70,958
Deferred expenses                                                           1,655               1,716
Deferred income taxes                                                      10,295              10,295
                                                                        ----------          ----------
  Total liabilities                                                       130,094             123,641

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200 at November 28,
    1998 and May 30, 1998                                                     176                 176
  Class A common stock $0.01 par value: authorized, issued
    and outstanding 1,200,000 shares                                           12                  12
  Paid-in capital                                                          18,784              18,784
  Retained earnings                                                        68,924              67,031
  Common stock in treasury - 5,671,212 shares at November
    28, 1998 and 5,608, 212 shares at May 30, 1998                         (6,758)             (6,456)
                                                                        ----------          ----------
  Total stockholders' equity                                               81,138              79,547
                                                                        ----------          ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 211,232           $ 203,188
                                                                        ==========          ==========

 See note next page. See notes to condensed consolidated financial statements.

               CAL-MAINE FOODS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              UNAUDITED

                                                    13 Weeks Ended                             26 Weeks Ended
                                        November 28, 1998    November 29, 1997      November 28, 1998    November 29, 1997
                                        --------------------------------------      --------------------------------------
Net sales                                   $  77,948            $  79,435             $ 146,733          $ 143,158
Cost of sales                                  60,645               63,999               123,349            122,252
                                            ----------           ----------            ----------         ----------
  Gross profit                                 17,303               15,436                23,384             20,906
Selling, general and administrative
                                                9,286                8,122                18,221             15,583
                                            ----------           ----------            ----------         ----------
  Operating income                              8,017                7,314                 5,163              5,323
Other income (expense):
  Interest expense, net                          (875)                (858)               (1,492)            (1,700)
  Other                                          (346)                 232                  (155)               255
                                            ----------           ----------            ----------         ----------
                                               (1,221)                (626)               (1,647)            (1,445)
                                            ----------           ----------            ----------         ----------

  Income before income taxes                    6,796                6,688                 3,516              3,878
Income tax expense                              2,542                2,444                 1,349              1,371
                                            ----------           ----------            ----------         ----------
  NET INCOME                                $   4,254            $   4,244             $   2,167          $   2,507
                                            ==========           ==========            ==========         ==========
Net income per common share:
  Basic                                     $     .32            $     .32             $     .17          $     .19
                                            ==========           ==========            ==========         ==========
  Diluted                                   $     .32            $     .32             $     .16          $     .19
                                            ==========           ==========            ==========         ==========
Weighted average shares Outstanding:
  Basic                                        13,115               13,194                13,131             13,191
                                            ==========           ==========            ==========         ==========
  Diluted                                      13,252               13,435                13,284             13,443
                                            ==========           ==========            ==========         ==========

Note: The consolidated balance sheet at May 30, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CAL-MAINE FOODS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                              UNAUDITED

                                                                             26 Weeks Ended
                                                              November 28, 1998          November 29, 1997
                                                              ------------------         -----------------
Cash flows provided by operating activities                           $  9,631                   $  6,198

Cash flows from investing activities:
  Purchases of property, plant and equipment                            (2,251)                    (4,022)
  Construction of production facilities                                 (3,860)                    (4,345)
  Purchases of shell egg production and processing business                  -                     (2,037)
  Payments received on notes receivable and from investments               339                         62
  Increase in note receivable, investments and other assets             (1,125)                      (469)
  Net proceeds from sale of property, plant and equipment                3,655                        469
                                                                      ---------                  ---------
Net cash used in investing activities                                   (3,242)                   (10,342)

Cash flows from financing activities:

  Long-term borrowings                                                   6,350                      9,000
  Principal payments on long-term debt and capital leases               (2,436)                    (7,654)
  Purchases of common stock for treasury                                  (302)                       (78)
  Sale of common stock from treasury                                         -                         79
  Redemption of fractional shares of common stock                            -                         (1)
  Payment of dividends                                                    (273)                         -
                                                                      ---------                  ---------
Net cash provided by financing activities                                3,339                      1,346
                                                                      ---------                  ---------
Increase (decrease) in cash and cash equivalents                         9,728                     (2,798)

Cash and cash equivalents at beginning of period                        41,126                     23,737
                                                                      ---------                  ---------
Cash and cash equivalents at end of period                            $ 50,854                   $ 20,939
                                                                      =========                  =========

See notes to condensed consolidated financial statements.

               CAL-MAINE FOODS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                (in thousands, except share amounts)
                          November 28, 1998
                             (unaudited)

1.    Presentation of Interim Information

      The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 28, 1998, and the results of operations for the thirteen and twenty-six weeks ended November 28, 1998 and November 29, 1997, and the cash flows for the twenty-six weeks ended November 28, 1998 and November 29, 1997. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K.

2.    Inventories

      Inventories consisted of the following:

                                November 28, 1998          May 30, 1998
                                ---------------------------------------
      Flocks                            $  24,286             $  26,866
      Eggs and egg products                 2,882                 2,683
      Feed and supplies                     7,080                 8,736
      Livestock                             3,294                 3,152
                                ---------------------------------------
                                        $  37,542             $  41,437
                                =======================================

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

      The Company's operations are fully integrated. It owns facilities to hatch chicks, grow pullets, manufacture feed, and produce, process and distribute shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell egg segment sales, including feed sales to outside egg producers, accounted for 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlanti regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains. Egg products operations, which were not material to the Company's operations, were discontinued in May 1998.

      The Company currently uses contract producers for approximately 31% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, some shell eggs are purchased, as needed, from outside producers for resale by the Company.

      The Company's operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of the Company's control. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and an increase in egg demand during the winter months.

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

      FORWARD LOOKING STATEMENTS. Management's discussion contains forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed as follows. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports as filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

                                                              Percentage of Net Sales
                                                              -----------------------
                                                13 Weeks Ended                      26 Weeks Ended
                                        Nov. 28, 1998    Nov. 29, 1997      Nov. 28, 1998    Nov. 29, 1997
                                        ------------------------------      ------------------------------
Net sales                                   100.0 %          100.0 %            100.0 %          100.0 %
Cost of sales                                77.8             80.6               84.1             85.4
                                        ------------------------------      ------------------------------
Gross profit                                 22.2             19.4               15.9             14.6
Selling, general &                           11.9             10.2               12.4             10.9
administrative
                                        ------------------------------      ------------------------------
Operating income                             10.3              9.2                3.5              3.7
Other expense                                (1.6)             (.8)              (1.1)            (1.0)
                                        ------------------------------      ------------------------------
Income before taxes                           8.7              8.4                2.4              2.7
Income tax expense                            3.3              3.1                 .9              1.0
                                        ------------------------------      ------------------------------
Net income                                    5.4 %            5.3 %              1.5 %            1.7 %
                                        ==============================      ==============================


NET SALES

      Net sales for the second quarter of fiscal 1999 were $77.9 million, a decrease of $1.5 million, or 1.9% as compared to net sales for the second quarter of fiscal 1998. Shell egg sales increased $2.5 million, all due to an increase in feed sales to outside egg producers. However, the Company's egg products division, which accounted for $ 2.1 million of consolidated net sales in the second quarter of fiscal 1998, closed in May 1998, and therefore did not contribute to net sales for the current second quarter. Dozens of shell eggs sold for the current quarter were 107.3 million dozen, an increase of 4.0 million dozen, or 3.9%, as compared to the second quarter of fiscal 1998. Purchases from outside egg producers accounted for the increase in the number of dozens sold. For the current quarter of fiscal 1999, the Company's net customer average selling price per dozen was $ .660, compared to $ .717 per dozen for the comparable quarter last fiscal year, a decrease of $ .057 per dozen, or 8%. The selling price decrease is due to increased production and egg supply within the industry and reduced export demand.

      Net sales for the twenty-six weeks ended November 28, 1998 were $146.7 million, an increase of $3.6 million, or 2.5%, as compared to the same period last fiscal year. Shell egg sales increased $10.5 million, with outside feed sales accounting for $7.5 million of the increase. The closed egg products division accounted for $ 3.4 million of consolidated net sales for the comparable 26 week period last fiscal year. Dozens sold for the current 26 week period were 213.6 million as compared to 201.4 million for last fiscal year, an increase of 6.0%. The increase in dozens sold was provided by purchases from outside producers. For the current twenty-six week period, the Company's net average selling price per dozen was $.617, compared to $.658 per dozen last fiscal year, a decrease of $.041 per dozen, or 6.2%. As discussed above, increased egg supply and weaker export demand were the primary cause of reduced egg market prices.

COST OF SALES

      Total cost of sales for the second quarter ended November 28, 1998 was $60.6 million, a decrease of $3.4 million, or 5.2%, over a cost of sales of $64.0 million for the comparable period last year. The closed egg products division accounted for $2.3 million of the decrease. Lower cost of feed ingredients and lower cost of outside dozens purchased made up the balance of the decrease. Feed cost per dozen for the second quarter ended November 28, 1998 was $.189 as compared to last fiscal years cost per dozen of $.266, a decrease of 28.9%. According to industry reports, the 1998 corn and soybean harvest was one of the largest in recent years which has resulted in lower cost of feed ingredients. The current outlook calls for continuing favorable feed prices. As mentioned in the net sales discussion above, the number of dozens purchased from outside producers increased to meet the Company's customer requirements. During weaker egg markets, such as in the current period, the Company is able to purchase outside eggs at more favorable net prices. The decrease in egg selling prices, offset by improvements in egg production and purchased egg costs, resulted in an increase in gross profit from 19.4% of net sales in the quarter ended November 29, 1997 to 22.2 % of net sales for the current quarter .

      For the twenty-six week period ended November 28, 1998, total cost of sales was $123.3 million, an increase of $1.1 million, or .9%, over a cost of sales of $122.2 million for last year. The closing of egg products division accounted for a decrease of $ 3.5 million ,offset by higher shell egg operations cost of sales. The increase in shell egg cost of sales is primarily from an increase in dozens sold at lower cost per dozen of eggs produced and purchased from other producers. For the current twenty-six week period, purchases of eggs from outside producers totaled 52.6 million dozen, an increase of 12.8 million dozen, or 32%, over last fiscal year's outside purchases. As discussed above, these eggs were purchased at more favorable prices for the current fiscal year. Feed cost per dozen for the current twenty-six week period was $ .198 per dozen, compared to $ .258 per dozen, a decrease of 23.3%. As discussed above, the decrease in feed ingredient cost was due to a larger crops in 1998. Although egg selling prices declined, improved egg production and lower purchased egg costs were sufficient for an increase in gross profits to 15.9% of net sales from 14.6% for the twenty-six week period ended November 27,1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the second quarter ended November 28, 1998 was $9.3 million, an increase of $1.2 million, or 14.3%, as compared to the $8.1 million for last fiscal year's second quarter. The increase is due to an impairment charge on a production facility that was closed during the period, and increased payroll and employee benefit costs. Under FASB Statement 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", the Company incurred a charge of $500,000 in costs to phase out and prepare for disposition a production facility. The facility includes a feed mill as well as production and distribution facilities. With the acquisitions made in November 1997 and the increase in sales volume the second quarter of the current fiscal year, payroll and overhead costs have increased approximately $300,000 as compared to the same period in last fiscal year. Employee health benefit costs have increased approximately $300,000 due to an increase in the number of employees and increased cost of claims. As a percent of sales, selling, general and administrative expenses have increased from 10.2% for last year's second quarter to 11.9% for the second quarter of the current fiscal year.

      For the twenty-six weeks ended November 28, 1998, selling, general and administrative expense was $18.2 million, an increase of $2.6 million, or 16.9%, as compared to $15.6 million for the same period last fiscal year. The increase follows the same expense categories as in the current quarter discussed above, including the $500,000 FASB Statement 121 charge. Payroll and overhead increased $460,000, employee health benefits are up $650,000, and delivery costs are up $600,000. In addition to these costs, franchise and promotional expenses increased $300,000 over the same twenty-six week period in the last fiscal year. In the second quarter of fiscal 1998, the Company began opening new markets for specialty brand eggs, primarily THE EGG-LAND'S BEST franchise in New York City. Sales of these specialty brand eggs increased from 3.1% of egg sales last fiscal year to 5.3% of egg sales this fiscal year. As a percent of net sales, selling, general and administrative expenses was 12.4% for the current twenty-six weeks, as compared to 10.9% for the same period in the last fiscal year.

      OPERATING INCOME

      As the result of the above, operating income was $8.0 million for the second quarter ended November 28, 1998, as compared to $7.3 million for last fiscal year's comparable quarter. As a percent of net sales, the fiscal 1999 quarter had a 10.3% operating profit, compared to 9.2% for last fiscal year.

      For the twenty-six weeks ended November 28, 1998, operating income was $5.2 million, compared to $5.3 million for last fiscal year. As a percent of net sales, operating income decreased to 3.5% for the current fiscal year, from 3.7% for the same twenty-six week period in last fiscal year.

      OTHER EXPENSE

      Other expense for the second quarter ended November 28, 1998 was $ 1.2 million, an increase of $600,000 as compared to the second quarter last year. For the current quarter there were uninsured losses and deductibles of $200,000 and a $400,000 loss on disposals of property, plant and equipment. As a percent of net sales, other expense increased from .8% for the second quarter of last fiscal year to 1.6% for the same quarter in this fiscal year.

      For the twenty-six weeks ended November 28, 1998, other expense was $1.6 million, an increase of $200,000, as compared to $ 1.4 million for last fiscal year. Net interest expense decreased $200,000 and loss on disposals of property, plant and equipment increased $400,000. As a percent of net sales, other expenses was 1.1% for the first twenty-six week period of this fiscal year, as compared to 1.0% for last year's comparable period.


      INCOME TAXES

      As a result of the above, the Company's pre-tax income was $6.8 million for the quarter ended November 28, 1998, compared to pre-tax income of $6.7 million for last year's quarter. For the current quarter, an income tax expense of $2.5 million was recorded with an effective tax rate of 37.4%, as compared to an income tax expense of $2.4 million with and effective rate of 36.5% for last year's comparable quarter.

      The Company's pre-tax income for the twenty-six week period ended November 28, 1998 was $3.5 million, compared to $3.9 million for last year. For the current twenty-six week period, an income tax expense of $1.3 million was recorded with an effective rate of 38.4%, as compared to an income tax expense of $1.4 million with an effective rate of 35.4% for last year's comparable period.

      The increase in the Company's effective rate for the current year's quarter and year-to-date, as compared to the effective rate for the Company's comparable period, is due primarily to the decrease in tax exempt interest income.

      NET INCOME

      Net income for the second quarter ended November 28, 1998 was $4.3 million, or $.32 per basic share, compared to net income of $4.2 million, or $.32 per basic share for last fiscal year's second quarter.

      For the twenty-six week period ended November 28, 1998, net income was $2.2 million, or $.17 per basic share, compared to last fiscal year's net income of $2.5 million, or $.19 per basic share for the same period.

      CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at November 28, 1998 was $64.7 million, compared to $56.6 million at May 30, 1998. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at November 28, 1998. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $79.4 million.

      Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at November 28, 1998.

      For the twenty-six weeks ended November 28, 1998, $9.6 million in net cash was provided by operating activities. This compares to net cash of $6.2 million provided by operating activities for the comparable period last fiscal year. For the current twenty-six week period, $2.3 million was used for purchases of property, plant and equipment, and $3.9 million used for construction projects in Chase, Kansas and Waelder, Texas. The Company, as a 50% member, invested $900,000 in construction of a joint venture egg operation in Utah, Delta Egg Farm, LLC. Net cash of $3.9 million was received from sales of property, plant and equipment, and from notes receivable. Additional long-term borrowings of $6.4 million were received and repayments of $2.4 million were made. Approximately $600,000 was used in payment of stock dividends and purchases of treasury stock. The net result was an increase in cash of $9.7 million.

      At November 28, 1998, the Company had expended, since the start of the project, approximately $19.4 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing $13.5 million of the estimated $21.5 million total project cost through fixed rate industrial revenue bonds maturing in fiscal 2011. Also, as of that date, the Company had expended, since the start of the project, approximately $2.5 million for construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $15.2 million with anticipated borrowings of approximately $10.4 million from an insurance company.

      The Company has $3.2 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. THE TAXPAYER RELIEF ACT OF 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the next 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $3.2 million deferred tax liability would reduce the Company's cash, but would not impact the Company's statement of operations or reduce the stockholders' equity, as these taxes have been accrued and reflected on the Company's balance sheet.

      YEAR 2000 ISSUE

      The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by fiscal year ending May 29, 1999. The program is divided into three major components:
(1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts. For part (1), identification , the initial review phase has completed. Identification will continue as new equipment, software and upgrades are installed and as the Company goes through the testing phase of the program. Review of accounting and financial reporting systems is substantially finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, continues primarily under maintenance contracts with the Company's software vendors. While most of the Company's major systems are year 2000 compliant, the software vendors continue to send new programs, upgrades and patches as they get into final testing stages of their product. None of the vendors have, to date, indicated any serious problems or delays in becoming Year 2000 compliant. Part (3), testing, has begun and should be finished in the fiscal fourth quarter ending May 29, 1999.

      The Company has been contacting key suppliers and customers about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

      Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $50,000 to $100,000, primarily for hardware, are expected to be incurred. Significantly all of these costs are expected to be capitalized since the hardware would have been replaced even if there were no Year 2000 issue.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing part of its program, the risks for potential Year 2000 failures cannot be fully assessed. Thus, the Company cannot now finalize contingency plans until such testing is complete. These plans will be developed as potential Year 2000 failures are identified in the final testing stages.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            The following Part I exhibit is filed herewith:

            Exhibit
            Number           Exhibit
            -------          -------
            27               Financial data schedule

      b.    Reports on Form 8-K

      No Current Report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 1999.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)

Date:  January 7, 1999                          /s/BOBBY J. RAINES
                                                ------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)

Date:  January 7, 1999                          /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)