Form 10-Q
period 1999-02-27
CAL MAINE FOODS INC
filed 1999-04-12
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended February 27, 1999

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

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of April 5, 1999.

      Common Stock, $0.01 par value                  11,603,688 shares

      Class A Common Stock, $0.01 par value          1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                               PAGE
PART I.     FINANCIAL INFORMATION                                             NUMBER

      Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  February 27, 1999 and May 30, 1998                             3

                  Condensed Consolidated Statements of Income -
                  Three Months and Nine Months Ended
                  February 27, 1999 and February 28, 1998                        4

                  Condensed Consolidated Statements of Cash Flow -
                  Nine Months Ended February 27, 1999 and
                  February 28, 1998                                              5

                  Notes to Condensed Consolidated Financial Statements           6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7

      Item 3.     Quantitative and Qualitative Disclosures About                12
                  Market Risk

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                              12


      Signatures                                                                13

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  February 27, 1999        May 30, 1998
                                                                  -----------------        ------------
                                                                     (unaudited)              (note)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  54,825             $  41,126
  Accounts receivable, net                                                 14,210                13,691
  Recoverable federal and state income taxes                                    -                   218
  Inventories                                                              36,625                41,437
  Prepaid expenses and other current assets                                   608                   791
                                                                        ----------            -----------
Total current assets                                                      106,268                97,263

Notes receivable and investments                                            6,832                 5,373
Other assets                                                                1,859                 1,183

Property, plant and equipment                                             169,653               170,912
Less accumulated depreciation                                             (73,725)              (71,543)
                                                                        ----------            -----------
                                                                           95,928                99,369
                                                                        ----------            -----------
  TOTAL ASSETS                                                          $ 210,887             $ 203,188
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable and accrued expenses                                 $  26,300             $  25,756
  Current maturities of long-term debt                                      5,049                 4,540
  Current deferred income taxes                                            10,376                10,376
                                                                        ----------            -----------
Total current liabilities                                                  41,725                40,672

Long-term debt, less current maturities                                    73,052                70,958
Deferred expenses                                                           1,654                 1,716
Deferred income taxes                                                      10,295                10,295
                                                                        ----------            -----------
  Total liabilities                                                       126,726               123,641

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200 at February  27,
    1999 and May 30, 1998                                                     176                   176
  Class A common stock $0.01 par value: authorized, issued
  and outstanding 1,200,000 shares                                             12                    12
  Paid-in capital                                                          18,784                18,784
  Retained earnings                                                        72,740                67,031
  Common stock in treasury - 5,832,012 shares at February
  27, 1999 and 5,608, 212 shares at May 30, 1998                           (7,551)               (6,456)
                                                                        ----------            -----------
  Total stockholders' equity                                               84,161                79,547
                                                                        ----------            -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 210,887             $ 203,188
                                                                        ==========            ==========

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                    13 Weeks Ended                             39 Weeks Ended
                                        February 27, 1999    February 28, 1998      February 27, 1999    February 28, 1998
                                        --------------------------------------      --------------------------------------
Net sales                                   $ 77,861             $ 89,344              $ 224,594           $ 232,502
Cost of sales                                 62,170               74,416                185,519             196,668
                                            -------------------------------------------------------------------------
  Gross profit                                15,691               14,928                 39,075              35,834
Selling, general and
  administrative                               8,700                9,509                 26,921              25,093
                                            -------------------------------------------------------------------------
  Operating income                             6,991                5,419                 12,154              10,741
Other income (expense):
  Interest expense, net                         (934)                (446)                (2,426)             (2,146)
  Other                                          275                  839                    120               1,095
                                            -------------------------------------------------------------------------
                                                (659)                 393                 (2,306)             (1,051)
                                            -------------------------------------------------------------------------

  Income before income taxes                   6,332                5,812                  9,848               9,690
Income tax expense                             2,353                2,109                  3,702               3,480
                                            -------------------------------------------------------------------------
  NET INCOME                                $  3,979             $  3,703              $   6,146           $   6,210
                                            =========================================================================
Net income per common share:
  Basic                                     $    .31             $    .28              $     .47           $     .47
                                            =========================================================================
  Diluted                                   $    .30             $    .28              $     .46           $     .46
                                            =========================================================================
Weighted average shares
Outstanding:
  Basic                                       13,019               13,194                 13,094              13,192
                                            =========================================================================
  Diluted                                     13,134               13,422                 13,234              13,436
                                            =========================================================================

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED


                                                                             39 Weeks Ended
                                                              February 27, 1999          February 28, 1998
                                                              ------------------         -----------------
Cash flows provided by operating activities                           $ 19,373                   $ 17,404

Cash flows from investing activities:
  Purchases of property, plant and equipment                            (3,103)                    (6,361)
  Construction of production facilities                                 (6,592)                    (5,578)
  Purchases of shell egg production and processing business                  -                     (2,037)
  Payments received on notes receivable and from investments               370                         93
  (Increase) decrease in note receivable, investments and other
assets                                                                  (1,830)                       521
  Net proceeds from sale of property, plant and equipment                4,411                        832
                                                                      ------------------------------------
Net cash used in investing activities                                   (6,744)                   (12,530)

Cash flows from financing activities:
  Long-term borrowings                                                   6,350                     35,500
  Principal payments on long-term debt and capital leases               (3,747)                   (23,160)
  Purchases of common stock for treasury                                (1,096)                       (78)
  Sale of common stock from treasury                                         -                         79
  Redemption of fractional shares of common stock                            -                         (1)
  Payment of dividends                                                    (437)                         -
                                                                      ------------------------------------
Net cash provided by financing activities                                1,070                     12,340
                                                                      ------------------------------------
Increase in cash and cash equivalents                                   13,699                     17,214

Cash and cash equivalents at beginning of period                        41,126                     23,737
                                                                      ------------------------------------
Cash and cash equivalents at end of period                            $ 54,825                   $ 40,951
                                                                      ====================================

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                               February 27, 1999
                                  (unaudited)

1.    Presentation of Interim Information

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of regulation 5-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Cal-Maine Foods, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 27, 1999, and the results of operations for the thirteen and thirty-nine weeks ended February 27, 1999 and February 28, 1998, and the cash flows for the thirty-nine weeks ended February 27, 1999 and February 28, 1998. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K.

      The consolidated balance sheet at May 30, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


2.    Inventories

      Inventories consisted of the following:

                            February 27, 1999          May 30, 1998
                            ---------------------------------------
Flocks                         $ 22,862                  $ 26,866
Eggs and egg products             2,730                     2,683
Feed and supplies                 7,791                     8,736
Livestock                         3,242                     3,152
                               -----------------------------------
                               $ 36,625                  $ 41,437
                               ===================================


3.    Subsequent Event

On April 7, 1999, the Company announced an agreement to purchase all of the outstanding stock of Hudson Brothers, Inc. of Guthrie, Kentucky. Hudson Brothers, Inc., with capacity for approximately 1.2 million laying hens, markets shell eggs primarily in Kentucky and Tennessee. The agreement is contingent upon the successful completion of due diligence procedures and other customary closing conditions.

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

      FORWARD LOOKING STATEMENTS. Management's discussion contains forward-looking statements, which involve risks, and uncertainties and the Company's actual experience may differ materially from that discussed as follows. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance", below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports as filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

      FACTORS AFFECTING FUTURE PERFORMANCE. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include adverse changes in shell egg prices and in the grain market, as well as the number of laying hens in the nation. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                                       Percentage of Net Sales
                                                       -----------------------
                                        13 Weeks Ended                          39 Weeks Ended
                                Feb. 27, 1999     Feb. 28, 1998          Feb. 27, 1999     Feb. 28, 1998
                                ------------------------------------------------------------------------
Net sales                           100.0%           100.0%                  100.0%            100.0%
Cost of sales                        79.8             83.3                    82.6              84.6
                                ------------------------------------------------------------------------
Gross profit                         20.2             16.7                    17.4              15.4
Selling, general &
administrative                       11.2             10.6                    12.0              10.8
                                ------------------------------------------------------------------------
Operating income                      9.0              6.1                     5.4               4.6
Other income (expense)                (.9)              .4                    (1.0)             (0.4)
                                ------------------------------------------------------------------------
Income before taxes                   8.1              6.5                     4.4               4.2
Income tax expense                    3.0              2.4                     1.7               1.5
                                ------------------------------------------------------------------------
Net income                            5.1%             4.1%                    2.7%              2.7%
                                ========================================================================


NET SALES

      Net sales for the third quarter of fiscal 1999 were $77.9 million, a decrease of $11.5 million, or 12.9%, as compared to net sales for the third quarter of fiscal 1998. This decrease is the net result of decreases in dozens sold, price per dozen sold, and feed sales to outside egg producers. In addition to these decreases, the Company's egg products division, which accounted for $1.6 million in sales during the third quarter of fiscal 1998, closed in May 1998, and therefore did not contribute to net sales for the current third quarter. Dozens of shell eggs sold for the quarter were 107.5 million dozens, a decrease of 4.7 million dozen, or 4.2%, as compared to the third quarter of fiscal 1998. The closed egg products division, and the sale of contract production operations in Missouri during the second current fiscal quarter accounted for the reduction in dozens sold. For the current quarter of fiscal 1999, the Company's net average selling price per dozen was $.679 per dozen, compared to $.706 per dozen for the comparable quarter last fiscal year, a decrease of $.027 per dozen, or 3.8%. The selling price decrease is due to increased production and egg supply within the industry, and reduced export demand. The Company's feed sales to outside egg producers decreased $2.8 million for the current quarter as compared to the same quarter of last year. The decrease is due to lower tons sold and selling price per ton. The lower selling price per ton results from lower cost of feed ingredients as discussed below in Cost of Sales.

      Net sales for the thirty-nine weeks ended February 27, 1999 were $224.6 million, a decrease from last year of $7.9 million, or 3.4%. The decrease resulted from increases in dozens sold and feed sales, offset by a decrease in egg selling prices and lack of sales from the closed egg products division. In comparing the thirty-nine week periods, the egg products division contributed $4.9 million in net sales during last fiscal year. For the current fiscal year, dozens sold were 321.1 million dozen, an increase over last fiscal year of 7.5 million dozen, or 2.4%. The increase in dozens sold was mostly from a Georgia operation that was acquired in the second quarter of last fiscal year and an increase in dozens of eggs purchased from outside sources. The acquisition also accounted for a current year increase of $4.8 million in feed sales to outside egg producers. For the current period, the Company's net average selling price per dozen was $.638, compared to $.675 per dozen last fiscal year, a decrease of $.037 per dozen, or 5.5%. Average large shell egg market prices also decreased approximately $.037 per dozen for the current fiscal year as compared to last year's thirty-nine week period. The same egg market conditions mentioned above for the current quarter caused the decline in market prices.

      COST OF SALES

      Total cost of sales for the third quarter ended February 27, 1999 was $62.2 million, a decrease of $12.2 million, or 16.5%, as compared to a cost of sales of $74.4 million for the same period last year. The closed egg products division accounted for $ 1.7 million of the decrease. Lower cost of feed ingredients, for shell egg production and outside feed sales, and, due to lower shell egg market prices, lower cost of outside dozens purchased made up the balance of the decrease. Feed cost per dozen for the third quarter ended February 27, 1999 was $.197 as compared to a cost per dozen of $.245 for the third quarter of last fiscal year, a decrease of 19.6%. The lower cost of feed ingredients is the result of a large 1998 corn and soybean harvest. As the 1999 crop season begins, industry reports currently indicate continuing favorable feed prices. During the current quarter, the Company purchased approximately 2% less dozens of outside eggs as compared to last year. Lower shell egg market prices, offset by improvements in egg production and purchased egg costs, resulted in an increase in gross profit from 16.7% of net sales in the quarter ended February 28, 1998 to 20.2% of net sales for the current quarter.

      For the thirty-nine week period ended February 27, 1999, total cost of sales was $185.5 million, a decrease of $11.2 million, or 5.7%, as compared to a cost of sales of $196.7 million for last year. The closed egg products division accounted for $5.3 million of the current decrease. Although, in the current period, cost of sales was increased by an increase in tons of outside feed sales, a net decrease in overall cost of sales resulted from lower cost of feed ingredients and lower cost of dozens of eggs purchased from outside sources. Feed cost per dozen for the current year was $.198 per dozen, a decrease of $.056 per dozen, or 22.0%, as compared to last year's cost per dozen of $.254. As discussed above, the decrease in feed ingredients was the result of the 1998 crop year. Although dozens of eggs purchased from outside sources increased, the Company was able to purchase all outside dozens at more favorable net prices, as discussed above. As in the current quarter discussion, a decrease in egg selling prices was offset by improvements in egg production and purchased egg costs for the current thirty-nine week period. The net result was an increase in gross profit from 15.4% of net sales for the period ended February 28, 1998, to 17.4% of net sales for the current quarter.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the third quarter ended February 27, 1999 was $8.7 million, a decrease of $809,000, or 8.5%, as compared to an expense of $9.5 million for the comparable period last year. During the third quarter last year, the Company expended approximately
$500,000 in fees, promotions and commissions in developing and expanding markets, including New York City, for specialty brand eggs. There were no such extra expenditures this year. Although expenses decreased this fiscal year by $809,000, selling, general and administrative expense for this current quarter was 11.2% of net sales, as compared to 10.6% for last year, an increase of
 .6%.

      For the thirty-nine weeks ended February 27, 1999, selling, general and administrative expense was $26.9 million, an increase of $1.8 million, or 7.3%, as compared to $25.1 million for the same period last fiscal year. During the second quarter of the current fiscal year, the Company under FASB Statement 121, incurred an impairment charge of $500,000 on a facility, including feed mill and production and distribution properties, that was closed. For the current period, payroll and overhead increased $554,000 and employee health benefits are up $740,000. As a percent of net sales, selling, general and administrative expenses for the current thirty-nine weeks was 12.0%, an increase of 1.2%, as compared to 10.8% of net sales for last fiscal year.


      OPERATING INCOME

      As the result of the above, operating income was $7.0 million for the second quarter ended February 27, 1999, as compared to $5.4 million for last fiscal year's comparable quarter. As a percent of net sales, the fiscal 1999 quarter had a 9.0% operating income, compared to 6.1% for last fiscal year.

      For the thirty-nine weeks ended February 27, 1999, operating income was $12.2 million, compared to $10.7 million for last fiscal year. As a percent of net sales, operating income increased from 4.6% for the last fiscal year, to 5.4% for the current year.

      OTHER EXPENSE

      Other expense for the third quarter ended February 27, 1999 was $659,000, as compared to other income of $393,000 for the same period last fiscal year. Net interest expense increased $488,000 and other income decreased $564,000 for the current quarter as compared to the same quarter last year. In December 1997, the Company borrowed $20 million in working capital and, in the current fiscal year, had additional borrowings of $6.4 million. During the third quarter last year, the Company received $540,000 from two insurance claims. As a percent of net sales, other expense has increased from an income of .4% to an expense of .9% of net sales.

      For the thirty-nine weeks ended February 27, 1999, other expense was $2.3 million, an increase of $1.3 million as compared to $1.1 million for last fiscal year. Interest expense increased $280,000, for the current year, due to the debt increase mentioned above. Other income decreased $975,000 for the current year due to prior year's insurance proceeds of $706,000 and a loss on disposal of assets during the current year. As a percent of net sales, other expense was 1% for this year, as compared to .4% for last year.


      INCOME TAXES

      As a result of the above, the Company's pre-tax income was $6.3 million for the quarter ended February 27, 1999, compared to pre-tax income of $5.8 million for last year's quarter. For the current quarter, an income tax expense of $2.4 million was recorded with an effective tax rate of 37.2%, as compared to an income tax expense of $2.1 million with and effective rate of 36.3% for last year's comparable quarter.

      The Company's pre-tax income for the thirty-nine week period ended February 27, 1999 was $9.8 million, compared to $9.7 million for last year. For the current thirty-nine week period, an income tax expense of $3.7 million was recorded with an effective rate of 37.6%, as compared to an income tax expense of $3.5 million with an effective rate of 35.9% for last year's comparable period.

      The increase in the Company's effective rate for the current year's quarter and year-to-date, as compared to the effective rate for the Company's comparable period, is due primarily to the decrease in tax-exempt interest income.


      NET INCOME

      Net income for the third quarter ended February 27, 1999 was $4.0 million, or $.30 per diluted share, compared to net income of $3.7 million, or $.28 per diluted share for last fiscal year's third quarter.

      For the thirty-nine week period ended February 27, 1999, net income was $6.1 million, or $.46 per diluted share, compared to last fiscal year's income of $6.2 million, or $.46 per diluted share.


      CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at February 27, 1999 was $64.5 million, compared to $56.6 million at May 30, 1998. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at February 27, 1999. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $78.1 million.

      Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at February 27, 1999.

      For the thirty-nine weeks ended February 27, 1999, $19.4 million in net cash was provided by operating activities. This compares to $17.4 million provided by operating activities for the comparable period last fiscal year. For the current thirty-nine week period, $3.1 million was used for purchases of property, plant and equipment, and $6.6 million used for construction projects in Chase, Kansas and Waelder, Texas. The Company, as a 50% member, invested $1.5 million in construction of a joint venture egg operation in Utah, Delta Egg Farm, LLC. Net cash of $4.4 million was received from sales of property, plant and equipment. Additional long-term borrowings of $6.4 million were received and repayments of $3.8 million were made. Approximately $1.5 million was used in payment of stock dividends and purchases of treasury stock. The net result was an increase in cash of $13.7 million.

      At February 27, 1999, the Company had expended, since the start of the project, approximately $20.0 million in the construction of new shell egg production, processing and feed mill facilities in Chase, Kansas. The Company is financing $13.5 million of the estimated $24.0 million total project cost through fixed rate industrial revenue bonds maturing in fiscal 2011. Also, as of that date, the Company had expended, since the start of the project, approximately $4.1 million for construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $15.2 million with anticipated borrowings of approximately $10.4 million from an insurance company.

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


      YEAR 2000 ISSUE

      The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by fiscal year ending May 29, 1999. The program is divided into three major components:
(1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts. For part (1), identification, the initial review phase has been completed. Identification will continue as new equipment, software and upgrades are installed and as the Company goes through the testing phase of the program. Review of accounting and financial reporting systems is substantially finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, continues primarily under maintenance contracts with the Company's software vendors. While most of the Company's major systems are year 2000 compliant, the software vendors continue to send new programs, upgrades and patches as they get into final testing stages of their product. None of the vendors have, to date, indicated any serious problems or delays in becoming Year 2000 compliant. Part (3), testing, has begun and will continue until vendors have completed all upgrades and patches. Testing should be substantially complete in the first quarter ending in August 1999.

      The Company has been contacting key suppliers and customers about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

      Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's consolidated operations and financial condition. Costs of $50,000 to $100,000, primarily for hardware, are expected to be incurred. Significantly, all of these costs are expected to be capitalized since the hardware would have been replaced even if there were no Year 2000 issue.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable


                          PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

               The following Part I exhibit is filed herewith:

               Exhibit
               Number                     Exhibit
               -------                    -------
                 27                       Financial data schedule

      b.    Reports on Form 8-K

      No Current Report on Form 8-K was filed by the Company covering an event during the third quarter of fiscal 1999.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  April 9, 1999                            /s/BOBBY J. RAINES
                                                ------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  April 9, 1999                            /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)