Form 10-K
period 1999-05-29
CAL MAINE FOODS INC
filed 1999-08-25
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR FISCAL YEAR ENDED MAY 29, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of July 24, 1999, 11,212,988 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $15,660,465, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                      DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on October 11, 1999, to be filed with the Securities and Exchange Commission on or about September 6, 1999.

                                    PART I

ITEM 1.     BUSINESS

      GENERAL

      Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated in Delaware in 1969. The Company's primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 98% of the Company's net sales in fiscal 1999. Egg products operations, which accounted for approximately 4% of the Company's net sales in fiscal 1998, were discontinued in May 1998. Currently, the Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 1999, had sales of approximately 426 million dozen shell eggs. This volume represents approximately 10.5% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the Southwestern, Southeastern, Midwestern and Mid-Atlantic regions of the United States. The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to the "Company" or "Cal-Maine" include all subsidiaries of the Company.

      GROWTH STRATEGY AND ACQUISITIONS

      The Company pursues an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated nine acquisitions, adding an aggregate of 17.1 million layers to its capacity, and built five new "in-line" shell egg production and processing facilities and one pullet growing facility, adding 5.0 million layers and 1.2 million growing pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 300 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The new "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

      As a result of the Company's growth strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 18.2 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 407 million for the past five fiscal years. Net sales amounted to $288.0 million in fiscal 1999, more than four times net sales of $69.9 million in fiscal 1988.

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

           ACQUISITIONS OF EGG PRODUCTION AND PROCESSING FACILITIES

                                                                              Layers          Purchase
 Fiscal Year(1)     Seller                                 Location          Acquired          Price
 --------------     ------                                 --------          --------         --------
     1989           Egg City, Inc.                         Arkansas         1,300,000     $  6,716,000
     1990           Sunny Fresh Foods, Inc.                  (2)            7,500,000       21,629,000
     1991           Sunnyside Eggs, Inc.                North Carolina      1,800,000        6,000,000
     1994           Wayne Detling Farms                     Ohio            1,500,000       12,194,000
     1995           A & G Farms (3)                        Kentucky         1,000,000        2,883,000
     1997           Sunbest Farms                          Arkansas           600,000        1,302,000
     1997           Southern Empire Egg Farm, Inc.         Georgia          1,300,000       10,654,000
     1998           J&S Farms / Savannah Valley Egg        Georgia            900,000        3,745,000
     1999           Hudson Brothers, Inc.                  Kentucky         1,200,000       12,161,000
                                                                           ----------------------------
                      Total                                                17,100,000     $ 77,284,000

(1)   The Company's fiscal year ends on the Saturday closest to May 31.

(2)   New  Mexico,  Kansas,  Texas,  Alabama,  Oklahoma,  Arkansas  and  North
      Carolina

(3) In connection with the purchase, the Company leased substantially all facilities and certain equipment of the business under an operating lease with monthly rentals of $79,000.

  CONSTRUCTION OF EGG PRODUCTION, PULLET GROWING AND PROCESSING FACILITIES(1)

 Fiscal Year                            Layer         Pullet       Approximate
  Completed       Location            Capacity       Capacity         Cost
 -----------      --------            --------       --------      -----------
    1990         Mississippi          1,000,000       200,000     $ 10,000,000
    1992         Louisiana            1,000,000            --       10,000,000
    1992         Mississippi                 --       500,000        3,500,000
    1994         Mississippi          1,000,000            --        9,200,000
    1996         Texas                1,000,000       250,000       14,000,000
    1999         Kansas               1,250,000       250,000       21,500,000
                                     ------------------------------------------
                   Total              5,000,000     1,200,000     $ 68,200,000
                                     ==========================================

      (1) Does not include construction in Waelder, Texas, commenced in fiscal 1998, and to be completed in fiscal 2000 at an estimated cost of approximately $18.7 million, adding approximately 1,300,000 layer and 300,000 pullet capacity.

      The Company proposes to continue a growth strategy calling for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 10.5% of domestic egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. Accordingly, the Company believes that regulatory approval of any future acquisitions generally will not be required and, if required, that such approvals will be obtained.

      The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction can be expected to require compliance with environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

      SHELL EGGS

      PRODUCTION. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 70% of its total fiscal 1999 egg production, with the balance attributable to contract producers used by the Company.

      Under Cal-Maine's arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

      The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 95% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks.

      Feed cost represents the largest element of the Company's farm egg production cost, ranging from 55% to 64% of total cost in the last five years, or an average of approximately 60%. Although feed ingredients are available from a number of sources, the Company has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

      After the eggs are produced, they are cleaned, graded, and packaged. Substantially all of the Company-owned farms have modern "in-line" facilities that mechanically gather, clean, grade and package the eggs produced. The increased use of in-line facilities has generated significant cost savings as compared to the cost of eggs produced from non-in-line facilities. In addition to greater efficiency, the in-line facilities produce a higher percentage of grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to the Company's processing plants where they are cleaned, graded and packaged. A small percentage of eggs are sold unprocessed to other processors.

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

      The Company operates in a cyclical industry with total demand that is generally level and a product which is price-inelastic. Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future. The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past. New practices, such as more efficient molting programs, should help contribute to profitability.

      MARKETING. Of the 425.2 million dozen shell eggs sold by the Company in the fiscal year ended May 29, 1999, 315 million were produced by company flocks.

      Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 1999, no customer accounted for more than 10% of net sales, and the top 10 customers accounted for less than 50% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

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

      Shell eggs are perishable. Consequently, the Company maintains very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. The Company generally experiences lower sales and net income, and often losses, in its fourth and first fiscal quarters ending in May and August, respectively.

      The annual per capita consumption of shell eggs since 1990 has ranged from 234 to 245, averaging 238. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

      The Company sells the majority of its shell eggs in approximately 26 states, ranging across the southwest, southeast, mid-west and mid-Atlantic regions of the United States. Cal-Maine is a major factor in egg marketing in a majority of these states. Many states in Cal-Maine's market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competitors of Cal-Maine exist in each of the Company's markets.

      EGG PRODUCTS. On March 30, 1998, the Company announced the discontinuance of its production of egg products, which ceased in May, prior to the end of the 1998 fiscal year. Egg products accounted for approximately 4% of the Company's net sales in fiscal year 1998.

      SPECIALTY EGGS. The Company also produces specialty eggs such as Egg*land's Best(TM) and Farmhouse eggs. Egg*land's Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Egg*land's Best(TM) eggs, under license from Egg*land's Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Egg*land's Best(TM) eggs accounted for approximately 4.3% of the Company's net sales in fiscal 1999. "FARMHOUSE" brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs account for just under 1% of net sales. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

      LIVESTOCK. The Company's livestock operations currently consist of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2% of the Company's net sales in fiscal year 1999.

      COMPETITION. The production, processing, and distribution of shell eggs is an intensely competitive business which, traditionally, has attracted large numbers of producers. Shell egg competition is generally based on price, service, and quality of production. Although the Company is the largest combined producer, processor, and distributor of shell eggs in the United States, it does not occupy a controlling market position in any area where its eggs are sold.

      The shell egg production and processing industry has been characterized by a growing concentration of production. In 1998, 61 producers with one million or more layers owned 74% of the 263 million total U.S. layers, compared with the 56 producers with one million or more layers owning 63.6% of the 231.9 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56.2% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

      PATENTS AND TRADEMARKS. The Company does not own any patents or proprietary technologies, but does market products under tradenames including RIO GRANDE, FARMHOUSE, and SUNUPS. Cal-Maine produces Egg*land's Best(TM) eggs, under license from EB, as indicated above.

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

      EMPLOYEES. As of May 29, 1999, the Company had a total of approximately 1,635 employees of whom 1,455 worked in egg production, processing and marketing, 90 were engaged in feed mill operations, 50 in dairy activities, and 40 were administrative employees, including officers, at the Company's executive offices. About 15% of the Company's personnel is part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.     PROPERTIES

      The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas, as follows: two breeding facilities, two hatcheries, 13 feed mills, 11 production facilities, 11 pullet growing facilities, 15 processing and packing facilities, three wholesale distribution facilities, and a dairy farm. Most of the Company's property is owned and encumbered. See Notes 6, 7, and 8 of the Notes to Consolidated Financial Statements of the Company.

      The Company operates 265 over-the-road tractors and 331 trailers, of which 168 and 204 are owned, respectively, and the balance are leased.

      At May 29, 1999, the Company owned approximately 12,350 acres of land and owned facilities to:

 Operation            Capacity
 ---------            --------
 Hatch               13,000,000  - pullet chicks per year
 Grow(1)              7,800,000  - pullets per year
 House(2)            12,000,000  - hens
 Produce                    600  - tons of feed per hour
 Process(3)               5,500  - cases of eggs per hour

(1)   The Company uses  contract  growers for the  production of an additional
      2.8 million pullets.

(2) The Company controls approximately 16.5 million layers, of which 5.0 million are cared for by contract producers.

(3)   One case equals 30 dozen eggs.

      Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $97 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended May 29, 1999.

                                   PART II.

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
            MATTERS

      The Company's Common Stock commenced trading on the NASDAQ National Market on December 11, 1996 under the symbol CALM. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 1998 and fiscal 1999. Cash Dividend SALES PRICE DECLARED

                                             Sales Price
                                          ----------------        Cash Dividend
 Year Ended      Fiscal Quarter           High         Low           Declared
 ----------      --------------           ----         ---        -------------
May 30, 1998     First Quarter           $7 5/8      $6 1/4           $.00
                 Second Quarter           7           5 7/8            .01
                 Third Quarter            7           5 1/2            .01
                 Fourth Quarter           6 5/8       4 3/4            .01

May 29, 1999     First Quarter            5 3/4       4                .01
                 Second Quarter           5 1/2       3 1/2            .0125
                 Third Quarter            5 7/16      4 1/4            .0125
                 Fourth Quarter           5 5/8       5 3/16           .0125

      As of May 29, 1999, there were approximately 180 record holders of the Company's Common Stock and approximately 1,300 beneficial owners whose shares were held by nominees or broker dealers.

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

      In January 1998, the Company's Board of Directors approved a program to initiate the payment of quarterly cash dividends to shareholders. The current cash dividend is $.0125 per share on Common Stock, representing an annual cash dividend of $.05 per share. The cash dividend is $.011875 per share on Class A Common Stock, representing an annual cash dividend of $.0475 per share. Under the terms of the Company's agreements with its principal lenders, Cal-Maine is subject to various financial covenants limiting its ability to pay dividends. The Company is required to maintain minimum levels of working capital and net worth, to limit capital expenditures, leasing transactions and additional long-term borrowings, and to maintain various current and cash-flow coverage ratios, among other restrictions. For the foreseeable future, the Company expects to retain the majority of earnings for use in its business.


ITEM 6.     SELECTED FINANCIAL DATA

      The income statement data presented below for each of the fiscal years, which end on the Saturday closest to May 31, have been derived from the Company's audited financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

                                                                       Fiscal Years Ended
                                                                       ------------------
                                              May 29,        May 30,         May 31,      June 1,        June 3,
                                               1999           1998            1997          1996           1995
                                               ----           ----            ----          ----           ----
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                   $ 287,954      $ 309,071      $ 292,526      $ 282,844      $ 242,649
Cost of sales                                 242,022        264,636        236,273        230,850        223,965
                                            ----------------------------------------------------------------------
Gross profit                                   45,932         44,435         56,253         51,994         18,684
Selling, general and administrative            36,406         34,089         28,930         29,653         27,934
                                            ----------------------------------------------------------------------
  Operating income (loss)                       9,526         10,346         27,323         22,341         (9,250)
Other income (expense):
  Interest expense                             (5,195)        (4,583)        (4,277)        (5,487)        (5,052)
  Equity in income of affiliate                   326            294            524            721             24
  Other                                         3,330          2,268            783           (190)           993
                                            ----------------------------------------------------------------------
                                               (1,539)        (2,021)        (2,970)        (4,956)        (4,035)
                                            ----------------------------------------------------------------------
Income (loss) before income taxes               7,987          8,325         24,353         17,385        (13,285)
Income tax expense (benefit)                    2,907          2,946          9,508          6,460         (4,600)
                                            ----------------------------------------------------------------------
Net income (loss)                           $   5,080      $   5,379      $  14,845      $  10,925      $  (8,685)
                                            ======================================================================
Net income (loss) per common share(1):
  Basic                                     $    0.39      $    0.41      $    1.21      $    0.94      $   (0.74)
                                            ======================================================================
  Diluted                                   $    0.39      $    0.40      $    1.18      $    0.94      $   (0.74)
                                            ======================================================================
Cash dividends declared per share           $    0.04      $    0.02      $     .00      $     .00      $     .00
                                            ======================================================================
Weighted average shares outstanding(1):
  Basic                                        12,999         13,191         12,285         11,584         11,700
                                            ======================================================================
  Diluted                                      13,114         13,428         12,560         11,584         11,700
                                            ======================================================================
BALANCE SHEET DATA:
Working capital                             $  48,501      $  56,591      $  45,390      $  26,742      $  10,092
Total assets                                  213,682        203,188        182,294        149,991        147,402
Total debt (including current portion)         84,004         75,498         64,436         63,426         64,211
Total stockholders' equity                     80,584         79,547         74,642         47,900         37,472

(1) Reflects the 1,200-for-1 stock split October 3, 1996 as if the split had occurred in the earliest period presented.


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

      The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell egg segment accounted for over 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains. Egg products operations, which accounted for approximately 4% of the Company's net sales in fiscal 1998, were discontinued in May 1998.

      The Company currently uses contract producers for approximately 30% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

                                                        Percentage of Net Sales
                                                          Fiscal Years Ended
                                            May 29, 1999     May 30, 1998     May 31, 1997
                                            ------------     ------------     ------------
Net sales                                      100.0%           100.0%           100.0%
Cost of sales                                   84.0             85.6             80.8
                                               ------           ------           ------
Gross profit                                    16.0             14.4             19.2
Selling, general & administrative expenses      12.6             11.0              9.9
                                               ------           ------           ------
Operating income                                 3.4              3.4              9.3
                                               ------           ------           ------
Other income (expense)                          (0.6)            (0.7)            (1.0)
                                               ------           ------           ------
Income before taxes                              2.8              2.7              8.3
                                               ------           ------           ------
Income tax expense                               1.0              1.0              3.2
                                               ------           ------           ------
Net income                                       1.8%             1.7%             5.1%
                                               ======           ======           ======

FISCAL YEAR ENDED MAY 29, 1999 COMPARED TO FISCAL YEAR ENDED MAY 30, 1998

      NET SALES. Net sales in the fiscal year ended May 29, 1999 were $288.0 million, a decrease of $21.1 million, or 6.8%, from net sales of $309.1 million in the fiscal year ended May 30, 1998. The closure of the egg products division, in fiscal 1998, accounts for $12.9 million of the decrease in net sales for the current fiscal year. The balance of the decrease is the result of lower selling prices for eggs. Due to increased egg supplies and lower exports, average shell egg market prices declined approximately 5.4%. In response to declining market prices, Cal-Maine's net average selling price of shell eggs decreased from $.657 per dozen for fiscal 1998 to $.623, a decrease of $.034 per dozen, or 5.2%. Total dozens of eggs sold remained about the same for both fiscal years, 425.5 million dozen for fiscal 1999, compared to 424 million for fiscal 1998, an increase of 1.5 million dozens. Outside feed sales increased $2.4 million, or approximately 15.0%, for the current fiscal year. The increase was the net result of an increase of 43.0% in tons of feed sold to outside producers, offset by a decrease of 20.0% in the net selling price per ton. Lower cost of feed ingredients brought market prices for feed down.

      COST OF SALES. The cost of sales in fiscal 1999 was $242.0 million, a decrease of $22.6 million, or 8.5%, under the fiscal 1998 cost of sales of $264.6 million. The closed egg products division accounted for $13.0 million of the current fiscal year decrease. The balance of the decrease is mostly due to decreases in cost of feed ingredients, and lower shell egg market prices. The lower cost of feed ingredients is the result of a large 1998 corn and soybean harvest and indications of continued favorable feed prices as the 1999 crop season begins. Feed cost per dozen eggs produced during fiscal 1999 was $
 .195, compared to $.248 per dozen in fiscal 1998, a decrease of 21.4%. During fiscal 1999, the Company purchased 116.0 million dozens from outside sources, compared to 101.8 million dozen during fiscal 1998, an increase of 13.9%. Due to decreased egg market prices, as discussed above, the Company was able to purchase all outside dozens at more favorable net prices. Lower shell egg market prices, offset by improvements in egg production and purchased egg costs, resulted in an increase in gross profit from 14.4% of net sales for fiscal 1998 to 16.0% of net sales for the 1999 fiscal year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses in fiscal 1999 were $36.4 million, an increase of $2.3 million, or 6.7%, as compared to $34.1 million for fiscal 1998. The increases are mostly in payroll and payroll related expenses, including cash payments to certain employees to terminate stock options and employee health insurance costs. During the second quarter of the 1999 fiscal year, the Company, in accordance with FASB Statement 121, incurred an impairment change of $500,000 on a facility, including feed mill and production and distribution properties, that was closed. In the current fiscal year, franchise fees have increased almost $500,000 as the Company expands its markets for specialty brands of eggs, primarily EGGLAND'S BEST. Sales of the specialty brands for the current year were 5.2% of net sales, as compared to 3.4% for last fiscal year, and 1.0% for fiscal 1997. Other costs, including delivery, remained approximately the same during both fiscal years. As a percent of net sales, general and administrative expenses increased from 11.0% for fiscal 1998 to 12.6% for the current fiscal year.

      OPERATING INCOME. As a result of the above, the Company's operating income was $9.5 million in fiscal 1999, a decrease of $800,000 or 7.9%, as compared to operating income of $10.3 million for fiscal 1998. As a percent of net sales, operating income for fiscal 1999 was 3.4%, the same as for fiscal 1998.

      OTHER INCOME (EXPENSE). Other expense for fiscal 1999 was $1.5 million, a decrease of $482,000, or 23.8%, as compared to other expense of $2.0 million for fiscal 1998. The decrease in net other expense is due to an increase in interest income of $831,000 offset by an increase in interest expense of $611,000 and an increase in other income of $263,000. As a percent of net sales, other expenses were 0.6% for fiscal 1999 compared to 0.7% for fiscal 1998.

      INCOME TAXES. As a result of the above, the Company's pre-tax income was $8.0 million in fiscal 1999, compared to pre-tax income of $8.3 million for fiscal 1998. For fiscal 1999, income tax expense totaled $2.9 million with an effective rate of 36.4% as compared to income tax expense of $2.9 million with an effective rate of 35.4% for fiscal 1998. The increase in the effective rate is primarily due to a decrease in tax-exempt interest income as a percentage of income before income taxes.

      NET INCOME. As a result of the above, net income for fiscal 1999 was $5.1 million, or $0.39 per basic share, compared to net income of $5.4 million, or $0.41 per basic share for fiscal 1998.

FISCAL YEAR ENDED MAY 30, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

      NET SALES. Net sales in the fiscal year ended May 30, 1998 were $309.1 million, an increase of $16.6 million, or 5.7%, over net sales of $292.5 million in the fiscal year ended May 31, 1997. Although average shell egg market prices declined, the increase in sales was due to increased dozens sold and an increase in feed sales, which are part of the shell egg segment, to outside egg producers. Cal-Maine's net average selling price of shell eggs during fiscal 1998 was $.675 per dozen, as compared to $.722 per dozen for fiscal 1997, a decrease of 6.5%. Due to increased egg supplies and lower egg exports, average shell egg market prices declined approximately 9.0%. During fiscal 1998, the number of dozens sold increased approximately 6.0%, primarily due to acquisitions of production and processing facilities. The Company produced 327.7 million dozens of eggs in fiscal 1998, compared to 309.8 million dozens in fiscal 1997. The Company purchased 101.8 million dozens from outside sources during fiscal 1998, compared to 73.4 million dozens of eggs in fiscal 1997. Approximately one-third of the increase in outside purchases resulted from an acquisition in Georgia. This operation also contributed to the increase in outside feed sales. Outside feed sales increased from $2.8 million during fiscal 1997 to $15.7 million in the 1998 fiscal year. In April 1997, mid-fourth quarter of fiscal 1997, the Company purchased the egg production and processing facilities of Southern Empire Egg Farm, Inc. In November 1997, late second quarter of the 1998 fiscal year, the Company purchased the inventories and shell egg production and processing equipment of J&S Farms, Inc., and Savannah Valley Company Inc. These acquisitions accounted for approximately 14.0% of net sales for fiscal 1998, and 10.0% of dozens of eggs sold.

      COST OF SALES. The cost of sales in fiscal 1998 was $264.6 million, an increase of $28.3 million, or 12.0%, above the fiscal 1997 cost of sales of $236.3 million. Although feed ingredient cost decreased, costs associated with the increased amount of dozens and feed tonnage sold resulted in a higher cost of sales. Feed cost per dozen eggs produced during fiscal 1998 was $.248, compared to $.284 per dozen in fiscal 1997, a decrease of 12.7%. As mentioned above in the sales discussion, the number of outside dozens of eggs purchased increased for fiscal 1998. Though purchased at lower per dozen prices, due to lower shell egg market prices, the increased quantities purchased resulted in an increase in cost of sales. With increasing units sold and decreasing sales price per unit, the gross profit decreased from 19.2% of net sales for fiscal 1997 to 14.4% for fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in fiscal 1998 were $34.1 million, an increase of $5.2 million, or 17.8%, as compared to the $28.9 million for fiscal 1997. The increase is generally due to acquisitions and increased sales volume. Approximately one-half of the cost increase is due to delivery expenses for the increased dozens sold. On a delivery cost per dozen comparison, overall operating costs have increased 6.5% for the 1998 fiscal year. The balance of the cost increase is due to specialty egg brands promotions, bad debt allowances, and an overall 4% increase in general administrative expenses. For the 1998 fiscal year, the Company incurred approximately $1.7 million in franchise and advertising expenses in opening new markets for specialty brand eggs, primarily the EGG LAND'S BEST franchise in New York City. Sale of the specialty brands of eggs for the 1998 fiscal year were almost 3.4% of net sales, as compared to less than 1% for the prior year. As a percent of net sales, general and administrative expenses have increased from 9.9% for fiscal 1997 to 11.0% for the 1998 fiscal year.

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

      INCOME TAXES. As a result of the above, the Company's pre-tax income was $8.3 million in fiscal 1998, compared to pre-tax income of $24.4 million for fiscal 1997. For fiscal 1998, an income tax expense of $2.9 million was recorded with an effective rate of 35.4% as compared to an income tax expense of $9.5 million with an effective rate of 39.0% for fiscal 1997. The decrease in the effective rate is due primarily to an increase in tax exempt interest income as a percentage of income before income taxes. In addition, in fiscal 1997, income tax expense included an adjustment to reflect an increase in the statutory federal rate for the then current and deferred tax liabilities.

      NET INCOME. As a result of the above, net income for fiscal 1998 was $5.4 million, or $0.41 per basic share, compared to net income of $14.8 million, or $1.21 per basic share, for fiscal 1997.

      CAPITAL RESOURCES AND LIQUIDITY. The Company's working capital at May 29, 1999 was $48.5 million compared to $56.6 million at May 30, 1998. The Company's current ratio was 2.17 at May 29, 1999 as compared with 2.39 at May 30, 1998. The Company's need for working capital generally is highest in the last and first quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35.0 million line of credit with three banks at May 29, 1999. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, amounted to $84.0 million, as compared to $75.5 million at May 30, 1998.

      Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at May 29, 1999.

      For the fiscal year ended May 29, 1999, $24.0 million of net cash was provided by operating activities, and $5.1 million was provided from net proceeds from sales of property, plant, and equipment. Of this net cash, $15.9 million was used for construction and purchases of property, plant, and equipment and $12.2 million was used for the purchase of a shell egg operation and processing business. On May 29,1999 the Company purchased the shell egg operation of Hudson Brothers Inc. in Kentucky. Included in the purchase were approximately 1.2 million layers. The Company, as a 50% member, invested $1.8 million in a joint venture shell egg production and processing operation in Utah, Delta Egg Farm, LLC. Short-term construction advances of $2.5 million were also made to Delta Egg Farm which were repaid in the first quarter of fiscal 2000. The Company's cash flows from financing activities consisted of long-term borrowings of $13.1 million, principal payments on long-term debt of $11.3 million, purchases of common stock for the treasury of $3.5 million, and payments of $586,000 in dividends on the Company's common stock. The net result of these activities was a decrease in cash and cash equivalents of $4.9 million for fiscal 1999.

      At May 29, 1999, the Company had expended, since the start of the project, approximately $7.5 million for construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost of construction is approximately $18.7 million with anticipated borrowings in fiscal 2000 of approximately $10.4 million from an insurance company.

      The Company has $2.9 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. THE TAXPAYER RELIEF ACT OF 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the next 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $2.9 million deferred tax liability would reduce the Company's cash, but would not impact the Company's statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on the Company's balance sheet. See Note 11 of Notes to Consolidated Financial Statements.

      YEAR 2000 ISSUE. The Company has a program underway to ensure that all of its significant computer systems are Year 2000 compliant. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts. For part (1), identification, the review phase has been completed. Identification will continue as new equipment, software, and upgrades are installed and as the Company goes through the testing phase of the program. Review of accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that may have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, continues primarily under maintenance contracts with the Company's software vendors. While the Company's major systems are substantially Year 2000 compliant, the software vendors continue to send new programs, upgrades and patches as they get into final testing stages of their product. None of the vendors have, to date, indicated any serious problems or delays in becoming Year 2000 compliant in calendar 1999. Part (3), testing, has begun and will continue until vendors have completed all upgrades and patches. Testing should be substantially complete in the first quarter ending in August 1999, but will be ongoing throughout calendar 1999.

      The Company has been contacting key suppliers and customers about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue. The Company, like other businesses, is dependent upon year 2000 compliance within the utilities, transportation, and financial industries.

      Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's consolidated operations and financial condition. Costs of $50,000 to $100,000, primarily for hardware, are expected to be incurred. As of May 29, 1999, the Company has expended under $50,000 in the project. Significantly, all of these costs are will be capitalized since the hardware would have been replaced even if there were no Year 2000 issue.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company as completed the final testing phase of its program, the risks for potential Year 2000 failures cannot be fully assessed. Thus, the Company cannot now finalize contingency plans until such testing is complete. These contingency plans will be developed as potential Year 2000 failures are identified in the final testing stages.

      FORWARD LOOKING STATEMENTS. The foregoing statements contain forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Note 12 to the Company's Consolidated Financial Statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, schedules, and supplementary data required by this item are listed in Item 14(a) of this report and included at pages F-1 through F-15.

QUARTERLY FINANCIAL DATA: (unaudited, amounts in thousands, except per share data)

                                             Fiscal Year 1999
                              First        Second         Third        Fourth
                             Quarter       Quarter       Quarter       Quarter
                            ---------------------------------------------------
Net sales                   $ 68,785      $ 77,948      $ 77,861      $ 63,360
Operating income (loss)       (2,854)        8,017         6,991        (2,628)
Net income (loss)             (2,087)        4,254         3,979        (1,066)
Net income per share
  Basic                     $   (.16)     $    .32      $    .31      $   (.08)
  Diluted                   $   (.16)     $    .32      $    .30      $   (.08)


                                             Fiscal Year 1998
                              First        Second         Third        Fourth
                             Quarter       Quarter       Quarter       Quarter
                            ---------------------------------------------------
Net sales                   $ 63,723      $ 79,435      $ 89,344      $ 76,569
Operating income              (1,991)        7,314         5,419          (396)
Net income                    (1,737)        4,244         3,703          (831)
Net income per share
  Basic                     $   (.13)     $    .32      $    .28      $   (.06)
  Diluted                   $   (.13)     $    .32      $    .28      $   (.06)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item with respect to directors and executive officers is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.


ITEM 11.    EXECUTIVE COMPENSATION

      The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 1999 Annual Meeting of Shareholders. PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT

            (1) Financial Statements-filed at pages F-1 through F-15 of this Report.

                  Report of Independent Auditors
                  Consolidated  Balance  Sheets as of May 29, 1999 and May 30,
                    1998
                  Consolidated  Statements  of Income for the Years  Ended May
                    29, 1999, May 30, 1998 and May 31, 1997
                  Consolidated  Statements  of  Stockholders'  Equity  for the
                    Years Ended May 29, 1999, May 30, 1998 and May 31, 1997
                  Consolidated  Statements  of Cash Flows for the Years  Ended
                    May 29, 1999, May 30, 1998 and May 31, 1997.
                  Notes to Consolidated Financial Statements

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

10.2 Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.3 Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.4        Employee Stock Ownership Plan, as Amended and Restated.*+

10.5        1993 Stock Option Plan, as Amended.*+

10.6        Wage  Continuation  Plan,  dated as of January1,  1986, among R.K.
            Looper, B.J. Raines, and the Registrant.*+

10.6(a) Amendment dated October 29, 1997 to Wage Continuation Plan, dated as of January 1, 1986, between B.J. Raines and the Registrant.
            ****+

10.7 Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.*+

10.8 Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.*+

10.9 Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr.*

10.10 Note Purchase Agreement, dated December 18, 1997, among Cal-Maine Foods, Inc., Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) ***

10.11 Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott, and the Registrant +

21          Subsidiaries of the Registrant.*

23          Consent of Ernst & Young LLP.

27          Financial Data Schedule
 -----------------------
*           Incorporated   by  reference   to  the  same  exhibit   number  in
            Registrant's Form S-1 Registration Statement No. 333-14809.

**          Incorporated   by  reference   to  the  same  exhibit   number  in
            Registrant's Form 10-K for fiscal year ended May 31,1997.

***         Incorporated   by  reference   to  the  same  exhibit   number  in
            Registrant's  Form 10-Q for the quarter  ended  November 29, 1997.


****        Incorporated   by  reference   to  the  same  exhibit   number  in
            Registrant's Form 10-K for fiscal year ended May 30, 1998.

+Management contract or compensatory plan.


The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

      (b)   REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 1998. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1999.

      (c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference to a separate file, follow page S-1.

      (d)   FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

The financial  statement  schedule required by Regulation S-X is filed at page
S-1.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 24th day of August, 1999.

                                             CAL-MAINE FOODS, INC.

                                               /s/FRED R. ADAMS, JR.
                                               ---------------------
                                                  Fred R. Adams, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                      TITLE                           DATE

 /s/FRED R. ADAMS, JR.     Chairman of the Board and           August 24, 1999
 ---------------------     Chief Executive Officer
    Fred R. Adams, Jr      (Principal Executive Officer)

 /s/RICHARD K. LOOPER      Vice Chairman of the Board          August 24, 1999
 --------------------      and Director
    Richard K. Looper

 /s/ADOLPHUS B. BAKER      President and Director              August 24, 1999
 --------------------
    Adolphus B. Baker

 /s/BOBBY J. RAINES        Vice President, Chief Financial     August 24, 1999
 ------------------        Officer, Treasurer, Secretary
    Bobby J. Raines        and Director
                           (Principal Financial Officer)

 /s/CHARLES F. COLLINS     Vice President, Controller          August 24, 1999
 ---------------------     and Director
    Charles F. Collins     (Principal Accounting Officer)

 /s/JACK B. SELF           Vice President and Director         August 24, 1999
 ---------------
    Jack B. Self

 /s/JOE M. WYATT           Vice President and Director         August 24, 1999
 ---------------
    Joe M. Wyatt

 /s/W. D. COX              Director                            August 24, 1999
 ------------
    D. Cox

 /s/R. FASER TRIPLETT      Director                            August 24, 1999
 --------------------
    Faser Triplett

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Auditors ............................................F-2

Consolidated Balance Sheets as of May 29, 1999 and May 30, 1998 ...........F-3

Consolidated Statements of Income for the years ended May 29, 1999,
  May 30, 1998 and May 31, 1997 ...........................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
  May 29, 1999, May 30, 1998 and May 31, 1997 .............................F-5

Consolidated Statements of Cash Flows for the years ended May 29,
  1999, May 30, 1998 and May 31, 1997 .....................................F-6

Notes to Consolidated Financial Statements ................................F-7

                        Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May 29, 1999 and May 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 29, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at May 29, 1999 and May 30, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 29, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ERNST & YOUNG LLP

Jackson, Mississippi
July 17, 1999

                    Cal-Maine Foods, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               May 29         May 30
                                                                                1999           1998
                                                                            -------------------------
Assets
Current assets:
  Cash and cash equivalents                                                 $  36,198      $  41,126
  Receivables:
    Trade receivables, less allowance for doubtful
      accounts of $52 in 1999 and $361 in 1998                                 11,667         13,223
    Note receivable from affiliate                                              2,500              -
    Other                                                                         450            468
                                                                            -------------------------
                                                                               14,617         13,691
  Recoverable federal and state income taxes                                        -            218
  Inventories                                                                  38,353         41,437
  Prepaid expenses and other current assets                                       771            791
                                                                            -------------------------
Total current assets                                                           89,939         97,263
Other assets:
  Notes receivable and investments                                              7,468          5,373
    Goodwill                                                                    4,260              -
  Other                                                                         2,104          1,183
                                                                            -------------------------
                                                                               13,832          6,556
Property, plant and equipment, less accumulated
  depreciation                                                                109,911         99,369
                                                                            -------------------------
Total assets                                                                $ 213,682      $ 203,188
                                                                            =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                    $  16,597      $  17,705
    Federal and state income taxes payable                                      1,484              -
  Accrued wages and benefits                                                    4,975          4,350
  Accrued expenses and other liabilities                                        3,970          3,701
  Current maturities of long-term debt                                          4,118          4,540
    Deferred income taxes                                                      10,294         10,376
                                                                            -------------------------
Total current liabilities                                                      41,438         40,672
Long-term debt, less current maturities                                        79,886         70,958
Deferred expenses                                                               1,489          1,716
Deferred income taxes                                                          10,285         10,295
                                                                            -------------------------
Total liabilities                                                             133,098        123,641
Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200                                    176            176
  Class A common stock, $.01 par value:
    Authorized shares - 1,200,000
    Issued and outstanding shares -1,200,000                                       12             12
  Paid-in capital                                                              18,784         18,784
  Retained earnings                                                            71,525         67,031
  Common stock in treasury (6,257,712 shares in 1999 and 5,608,212
    shares in 1998)                                                            (9,913)        (6,456)
                                                                            -------------------------
Total stockholders' equity                                                     80,584         79,547
                                                                            -------------------------
Total liabilities and stockholders' equity                                  $ 213,682      $ 203,188
                                                                            =========================

SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                       Consolidated Statements of Income
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Fiscal Year Ended
                                             ----------------------------------------
                                               May 29         May 30         May 31
                                                1999           1998           1997
                                             ----------------------------------------
Net sales                                    $ 287,954      $ 309,071      $ 292,526
Cost of sales                                  242,022        264,636        236,273
                                             ----------------------------------------
Gross profit                                    45,932         44,435         56,253
Selling, general and administrative             36,406         34,089         28,930
                                             ----------------------------------------
Operating income                                 9,526         10,346         27,323

Other income (expense):
  Interest expense                              (5,195)        (4,583)        (4,277)
  Interest income                                2,202          1,371            597
  Equity in income of affiliates                   357            294            524
  Other, net                                     1,097            897            186
                                             ----------------------------------------
                                                (1,539)        (2,021)        (2,970)
                                             ----------------------------------------
Income before income taxes                       7,987          8,325         24,353
Income tax expense                               2,907          2,946          9,508
                                             ----------------------------------------
Net income                                   $   5,080      $   5,379      $  14,845
                                             ========================================

Net income per share:
  Basic                                      $     .39      $     .41      $    1.21
                                             ========================================
  Diluted                                    $     .39      $     .40      $    1.18
                                             ========================================
Weighted average shares outstanding:
  Basic                                         12,999         13,191         12,285
                                             ========================================
  Diluted                                       13,114         13,428         12,560
                                             ========================================

SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                   (in thousands, except per share amounts)


                                                       Common Stock                                               Note
                                   -----------------------------------------------------    Paid-in  Retained  Receivable
                                                    Class A  Class A  Treasury  Treasury                           -
                                    Shares  Amount  Shares   Amount    Shares    Amount     Capital  Earnings  Stockholder  Total
                                   ------------------------------------------------------------------------------------------------
Balance at June 1, 1996            17,035   $170        -     $ -      5,522    $(5,863)    $ 8,229  $47,058    $(1,694)   $47,900
  Exchange of common stock for
    Class A common stock           (1,200)   (12)   1,200      12          -          -           -        -          -          -
  Issuance of common stock          1,730     18        -       -          -          -      10,562        -          -     10,580
  Redemption of fractional shares
    of common stock                     -      -        -       -          -          -          (6)       -          -         (6)
  Purchases of common stock for
    treasury                            -      -        -       -         61       (371)          -        -          -       (371)
  Repayment of note receivable -
    stockholder                         -      -        -       -          -          -           -        -      1,694      1,694
  Net income for fiscal 1997            -      -        -       -          -          -           -   14,845          -     14,845
                                   ------------------------------------------------------------------------------------------------
Balance at May 31, 1997            17,565    176    1,200      12      5,583     (6,234)     18,785   61,903          -     74,642
  Redemption of fractional shares
    of common stock                     -      -        -       -          -          -          (1)       -          -         (1)
  Purchases of common stock for         -      -        -       -         50       (311)          -        -          -       (311)
    treasury
  Sale of common stock from
    treasury                            -      -        -       -        (25)        89           -        -          -         89
  Cash dividends paid ($.020 per
    common share)                       -      -        -       -          -          -           -     (251)         -       (251)
  Net income for fiscal 1998            -      -        -       -          -          -           -    5,379          -      5,379
                                   ------------------------------------------------------------------------------------------------
Balance at May 30, 1998            17,565    176    1,200      12      5,608     (6,456)     18,784   67,031          -     79,547
  Purchases of common stock
    for treasury                        -      -        -       -        650     (3,457)          -        -          -     (3,457)
  Cash dividends paid ($.045 per        -      -        -       -          -          -           -     (586)         -       (586)
    common share)
  Net income for fiscal 1999            -      -        -       -          -          -           -    5,080          -      5,080
                                   ------------------------------------------------------------------------------------------------
Balance at May 29, 1999            17,565   $176    1,200     $12      6,258    $(9,913)    $18,784  $71,525    $     -    $80,584
                                   ================================================================================================

SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (IN THOUSANDS)

                                                                                  Fiscal year ended
                                                                       -------------------------------------
                                                                         May 29        May 30        May 31
                                                                          1999          1998          1997
                                                                       -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  5,080      $  5,379      $ 14,845
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                        12,199        12,017        10,550
    Provision for doubtful accounts                                          51           361            52
    Deferred income taxes                                                   (92)          805         2,856
    Equity in income of affiliates                                         (357)         (294)         (524)
    (Gain) loss on sales of property, plant and equipment                  (355)          (27)           69
    Increase in deferred compensation                                        50            50            60
Change in operating assets and  liabilities, net of effects
  from purchases of shell egg production and processing
  businesses:
    (Increase) decrease in receivables and other assets                   1,891          (321)        1,702
    Decrease in inventories                                               5,967         3,675         1,238
    Increase (decrease) in accounts payable, accrued expenses
      and deferred expenses                                                (367)        3,262         1,635
                                                                       -------------------------------------
Net cash provided by operating activities                                24,067        24,907        32,483

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                              (15,911)      (14,831)      (16,189)
Purchases of shell egg production and processing businesses             (12,161)       (3,745)       (6,956)
Payments received on notes receivable and from investments                  798           297         1,634
Increase in notes  receivable and investments                            (4,603)         (725)          (15)
Net proceeds from sales of property, plant and equipment                  5,122           898           914
                                                                       -------------------------------------
Net cash used in investing activities                                   (26,755)      (18,106)      (20,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                        -             -        10,580
Long-term borrowings                                                     13,135        35,800         3,000
Principal payments on long-term debt and capital leases                 (11,332)      (24,738)       (6,990)
Payments received on note receivable - stockholder                            -             -         1,694
Purchases of common stock for treasury                                   (3,457)         (311)         (371)
Sales of common stock from treasury                                           -            89             -
Payments of dividends                                                      (586)         (251)            -
Redemption of fractional shares of common stock                               -            (1)           (6)
                                                                       -------------------------------------
Net cash provided by (used in) financing activities                      (2,240)       10,588         7,907
                                                                       -------------------------------------
Increase (decrease) in cash and cash equivalents                         (4,928)       17,389        19,778
Cash and cash equivalents at beginning of year                           41,126        23,737         3,959
                                                                       -------------------------------------
Cash and cash equivalents at end of year                               $ 36,198      $ 41,126      $ 23,737
                                                                       =====================================
Non-cash investing and financing activities:
  Note payable for purchase of shell egg
    production and processing business                                 $      -      $      -      $  5,000
                                                                       =====================================
  Notes received from sales of properties                              $     80      $      -      $     88
                                                                       =====================================

SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 May 29, 1999


1.    SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the "Company") all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

BUSINESS

The Company is engaged in the production, processing and distribution of shell eggs and livestock operations. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. No single customer accounted for more than 10% of the Company's net sales in fiscal 1999 or 1998. One customer accounted for 10.1% of the Company's net sales in fiscal 1997.

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

INTANGIBLE ASSETS

Included in other assets are loan acquisition costs which are amortized over the life of the related loan and franchise fees which are amortized over ten years.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is based on the weighted average common shares outstanding. Diluted earnings per share includes any dilutive effects of options and warrants.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). The provisions of SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value through income. Management has not determined the effect of the adoption of this statement to the earnings and financial position of the Company when it becomes effective for fiscal 2001.

FISCAL YEAR

The Company's fiscal year-end is on the Saturday nearest May 31 which was May 29, 1999 (52 weeks), May 30, 1998 (52 weeks) and May 31, 1997 (52 weeks), for the most recent three fiscal years.

2.    INITIAL PUBLIC OFFERING

During December 1996 and January 1997, the Company sold 1,730,000 shares in the aggregate of its common stock at $7 per share in an underwritten initial public offering (the "Offering"). Net proceeds from the Offering were $10,580.

3.    ACQUISITIONS

In May 1999, The Company purchased all of the issued and outstanding common stock of a shell egg production and processing business for $12,161, net of cash acquired. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed resulting in goodwill of $4,260, which is being amortized on the straight-line method over 15 years. The purchase price is subject to adjustment in fiscal 2000 based upon the final tax accounting of the company acquired for the period prior to the acquisition.

Unaudited pro forma results of operations of the Company, including the company acquired in fiscal 1999, for the periods prior to its acquisition by the Company were as follows:

                                                       FISCAL YEAR ENDED
                                                  MAY 29              May 30
                                                   1999                1998
Net sales                                        $308,530            $329,991
Net income                                       5,646               5,013
Net income per basic share                       .43                 .38
Net income per diluted share                     .43                 .37


Pro forma results do not purport to be indicative of actual results had the acquisition been made at June 1, 1997 or the results that may occur in the future.

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

The operating results of these businesses acquired are included in the consolidated statements of income of the Company for the periods subsequent to the acquisition dates. Prior operations of the businesses acquired in fiscal 1998 and 1997 were immaterial to the Company's consolidated net sales, net income and net income per basic and diluted common share for the fiscal years ended May 30, 1998 and May 31, 1997.

4.    INVESTMENT IN AFFILIATES

The Company owns 50% of BCM Egg Company ("BCM"), a partnership, Specialty Eggs LLC and Delta Eggs LLC and 32.5% of American Egg Products, Inc. at May 29, 1999. Equity in earnings of $357, $284 and $524, from these entities have been included in the consolidated statements of income for fiscal 1999, 1998 and 1997, respectively. The Company purchased $4,863, $5,189 and $9,831 of eggs from BCM during each of those fiscal years, which represented a significant percentage of BCM's sales. Note receivable from affiliate at May 29, 1999 consisted of a $2,500 demand note receivable from Delta Eggs LLC accruing interest at prime minus 1.00%. Payment for the demand note was received by the Company subsequent to May 29, 1999.

5.    INVENTORIES

Inventories consisted of the following:

                                                  MAY 29              May 30
                                                   1999                1998
      Flocks                                     $ 24,662            $ 26,866
      Eggs and egg products                         2,471               2,683
      Feed and supplies                             7,847               8,736
      Livestock                                     3,373               3,152
                                                 $ 38,353            $ 41,437

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                  MAY 29              May 30
                                                   1999                1998
      Land and improvements                      $ 23,635            $ 22,180
      Buildings and improvements                   65,985              57,248
      Machinery and equipment                      85,320              84,204
      Construction-in-progress                      9,414               7,280
                                                  184,354             170,912
      Less accumulated depreciation                74,443              71,543
                                                 $109,911            $ 99,369

Depreciation expense was $11,958, $11,595 and $10,172 in fiscal 1999, 1998 and 1997, respectively.

7.    LEASES

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 29, 1999 are as follows:

      2000                                  $  3,525
      2001                                     2,752
      2002                                     2,800
      2003                                     1,496
      2004                                     1,260
      Thereafter                               1,246
      Total minimum lease payments          $ 13,079

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $3,824, $3,979 and $3,849 in fiscal 1999, 1998 and 1997, respectively. Included in rent expense are vehicle rents totaling $1,777, $1,876 and $1,837 in fiscal 1999, 1998 and 1997, respectively.

8.    CREDIT FACILITIES AND LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                         May 29               May 30
                                                                          1999                 1998
Note payable at 6.7%; due in monthly installments
  of $100, plus interest, maturing in 2009                              $18,000              $12,515
Series A Senior Secured Notes at 6.87%; due in annual
  principal installments of $1,917 beginning on
  December 2002 through 2009 with interest due
  semi-annually                                                          11,500               11,500
Series B Senior Secured Notes at 7.18%; due in annual
  principal installments of $2,143 beginning in
  December 2003 through 2009 with interest due                           15,000               15,000
  semi-annually
Industrial revenue bonds at 7.21%; due in monthly installments
  of $40, plus interest, maturing in 2011                                13,191               10,000
Note payable at 7.64%; due in monthly installments of
  $114, including interest, maturing in 2003                              9,269                9,909
Note payable at 7.75%; due in monthly installments of
  $55, plus interest, maturing in 2003                                    6,675                7,335
Note payable at 8.25%; due in monthly installments of
  $79, including interest, maturing in 2004                               3,747                4,353
Note payable at 6.85%; due in monthly installments of
  $66 commencing on August 1, 2000, plus interest,
  maturing in 2004                                                        2,850                    -
Note payable at 8.25%; due in monthly installments of
  $24, including interest, maturing
  in 2004                                                                 1,405                1,691
Adjustable rate industrial revenue bond                                   1,805                1,985
Other notes payable                                                         295                  802
Capital lease equipment obligations; due in monthly
  installments of $13, maturing in 2001                                     267                  408
                                                                         84,004               75,498
Less current maturities                                                   4,118                4,540
                                                                        $79,886              $70,958

The adjustable rate industrial revenue bond is due May 1, 2006 with interest due monthly at variable rates (6.15% at May 29,1999 and 5.6% at May 30, 1998). The bond is redeemable at the option of the Company on a monthly basis subject to certain mandatory redemption requirements. The bond is collateralized by a letter of credit of $1,842.

The aggregate annual maturities of long-term debt at May 29, 1999 are as follows:

      2000                                     $ 4,118
      2001                                       4,963
      2002                                       5,209
      2003                                       7,254
      2004                                      14,437
      Thereafter                                48,023
                                               $84,004

The Company has a $35,000 line of credit with three banks all of which was unused at May 29, 1999. The line of credit is limited in availability based upon the levels of accounts receivable and inventories. Borrowings under the line of credit bear interest at 90 basis points above the federal funds rate or 90 basis points above LIBOR, at the Company's option. Facilities fees of 25 basis points per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current and debt-to-equity ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. The Company was in compliance with these provisions as of May 29, 1999.

Interest of $6,061, $4,402 and $4,614 was paid during fiscal 1999, 1998 and 1997, respectively. Interest of $450, $615 and $337 was capitalized for construction of certain facilities during fiscal 1999, 1998 and 1997, respectively.

9.    EMPLOYEE BENEFIT PLANS

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $60 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $3,702, $2,579 and $2,110 in fiscal 1999, 1998 and 1997, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company has historically made contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the plan were $1,335, $970 and $1,416 in fiscal 1999, 1998 and 1997, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $50 in fiscal 1999 and 1998 and $60 in fiscal 1997.

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

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At May 29, 1999 and May 30, 1998, 272,000 shares, respectively, were available for grant under the 1993 plan.

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

The weighted-average fair value of options granted during fiscal 1997 was $4.56. No options were granted in fiscal 1999 or 1998. The pro forma effect of the estimated fair value of the options granted in fiscal 1997 was insignificant to the fiscal 1999, 1998 and 1997 consolidated net income and net income per share of the Company.

A summary of the Company's stock option activity and related information is as follows:

                                                                         Weighted-Average
                                                            Shares        Exercise Price
                                                            ------       ----------------
Outstanding at June 1, 1996                                504,000          $ 3.42
     Granted                                                24,000            4.33
     Outstanding at May 31, 1997                           528,000            3.46
     Exercised                                             (23,000)           3.42
     Outstanding at May 30, 1998                           505,000            3.47
     Terminated                                           (471,000)           3.42
     Outstanding at May 29, 1999                            34,000            4.06

During fiscal 1999, the Company and certain employees agreed to terminate stock options to purchase an aggregate of 471,000 shares of the Company's common stock. In connection with the termination of the options, the Company paid $870 to those employees, which is recognized as compensation expense in fiscal 1999, based upon the difference between the fair value of the Company's common stock and the exercise price of the option.

The weighted average remaining contractual life of the options outstanding was 5 years at May 29, 1999 and May 30, 1998, respectively. At May 29, 1999 and May 30, 1998, 19,600 and 385,000 options, respectively, were exercisable.

11.   INCOME TAXES

Income tax expense consisted of the following:

                                        Fiscal year ended
                              May 29          May 30          May 31
                               1999            1998            1997
      Current:
        Federal               $2,749          $1,967          $6,502
        State                    250             174             150
                               2,999           2,141           6,652

      Deferred:
        Federal                  (80)            696           2,390
        State                    (12)            109             466
                                 (92)            805           2,856
                              $2,907          $2,946          $9,508

Significant components of the Company's deferred tax liabilities were as follows:

                                                        May 29          May 30
                                                        1999            1998
Current deferred tax liabilities:
  Inventories                                          $10,057         $10,641
  Prepaid expenses                                         104             123
  Accrued expenses                                         (10)            (257)
  Other                                                    143             (131)
Total current deferred tax liabilities                  10,294          10,376

Long-term deferred tax liabilities:
  Property, plant and equipment                          7,450           7,168
  Investments                                              214             252
  Deferred compensation                                   (249)           (310)
  Cash basis temporary differences                       2,870           3,185
Total long-term deferred tax liabilities                10,285          10,295
Total deferred tax liabilities                         $20,579         $20,671

Effective May 29, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The TAXPAYER RELIEF ACT OF 1997 provides that taxes on the cash basis temporary differences as of that date are generally payable over 20 years beginning in fiscal 1999 or in the first fiscal in which there is a change in ownership control. The Company uses the farm-price method for valuing inventories for income tax purposes.

The differences between income tax expense at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate (34% in fiscal 1999 and 1998 and 35% in fiscal 1997) were as follows:

                                                       Fiscal year ended
                                             ---------------------------------------
                                             May 29          May 30          May 31
                                              1999            1998            1997
                                             ---------------------------------------
Statutory federal income tax                 $2,715          $2,830          $8,524
State income taxes, net                         156             187             700
Benefit of net operating loss
  carryover for certain states                    -               -            (300)
Increase in federal income tax rate               -               -             495
Other, net (benefit)                             36             (71)             89
                                             ---------------------------------------
                                             $2,907          $2,946          $9,508
                                             =======================================

Federal and state income taxes of $1,524, $7,989 and $7,597 were paid in fiscal 1999, 1998 and 1997, respectively. Federal and state income taxes of $237, $1,090 and $9 were refunded in fiscal 1999, 1998 and 1997, respectively.

12.   OTHER MATTERS

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments, accounts payable and long-term debt and capitalized leases approximate their fair value. The fair values for notes receivable, long-term debt and capitalized leases are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $3.2 million at May 29, 1999. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company issued warrants to purchase 220,000 shares of its common stock to the underwriter of the Offering. The warrants are exercisable at $8.40 per share through December 2001.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

                          SCHEDULE II - VALUATION AND
                    QUALIFYING ACCOUNTS YEARS ENDED MAY 29,
                      1999, MAY 30, 1998 AND MAY 31, 1997
                                (IN THOUSANDS)

                                       Balance at    Charged to    Write-off    Balance at
                                      Beginning of    Cost and        of          End of
         Description                    Period        Expense      Accounts       Period
 -----------------------------------------------------------------------------------------
Year ended May 29, 1999:
Allowance for doubtful accounts          $361          $ 51          $360          $ 52
                                         ====          ====          ====          ====

Year ended May 30, 1998:
Allowance for doubtful accounts          $ 62          $361          $ 62          $361
                                         ====          ====          ====          ====

Year ended May 31, 1997:
Allowance for doubtful accounts          $ 31          $ 52          $ 21          $ 62
                                         ====          ====          ====          ====

                             CAL-MAINE FOODS, INC.
                         Form 10-K for the fiscal year
                              Ended May 29, 1999

                                 EXHIBIT INDEX

Exhibit
Number                                    Exhibit

10.11 Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott, and the Registrant

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule.