Form 10-Q
period 1999-08-28
CAL MAINE FOODS INC
filed 1999-10-07
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended August 28, 1999

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

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 1, 1999.

      Common Stock, $0.01 par value                  11,207,988 shares

      Class A Common Stock, $0.01 par value           1,200,000 shares

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                               PAGE
PART I.     FINANCIAL INFORMATION                                             NUMBER

      Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  August 28, 1999 (unaudited) and May 29, 1999                   3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended August 28, 1999 (unaudited) and
                  August 29, 1998 (unaudited)                                    4

                  Condensed Consolidated Statements of Cash Flow -
                  Three Months Ended August 28, 1999 (unaudited) and
                  August 29, 1998 (unaudited)                                    5

                  Notes to Condensed Consolidated Financial Statements           6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7

      Item 3.     Quantitative and Qualitative Disclosures of Market Risk


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                              11


      Signatures                                                                12

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    August 28, 1999        May 29, 1999
                                                                    ---------------        ------------
                                                                       (unaudited)           (note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  28,192             $  36,198
  Accounts receivable and notes receivable from affiliate, net             15,781                14,617
  Inventories - note 2                                                     37,281                38,353
  Prepaid expenses and other current assets                                 4,213                   771
                                                                        ----------            ----------
Total current assets                                                       85,467                89,939

Notes receivable and investments                                            7,290                 7,468
Goodwill                                                                    4,190                 4,260
Other assets                                                                2,605                 2,104

Property, plant and equipment                                             189,304               184,354
Less accumulated depreciation                                             (77,569)              (74,443)
                                                                        ----------            ----------
                                                                          111,735               109,911
                                                                        ----------            ----------
    TOTAL ASSETS                                                        $ 211,287             $ 213,682
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable and accrued expenses                                   $  24,324             $  27,026
  Current maturities of long-term debt                                      4,517                 4,118
  Current deferred income taxes                                            10,294                10,294
                                                                        ----------            ----------
Total current liabilities                                                  39,135                41,438

Long-term debt, less current maturities                                    85,799                79,886
Deferred expenses                                                           1,489                 1,489
Deferred income expenses                                                   10,285                10,285
                                                                        ----------            ----------
    Total liabilities                                                     136,708               133,098

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200 at August 28,1999
    and at May 29, 1999                                                       176                   176
  Class A common stock $0.01 part value, authorized, issued and
    outstanding 1,200,000 shares                                               12                    12
  Paid-in capital                                                          18,784                18,784
  Retained earnings                                                        66,006                71,525
  Common stock in treasury - 6,352,212 shares at August 28, 1999
    and 6,257,712 shares at May 29, 1999                                  (10,399)               (9,913)
                                                                        ----------            ----------
  Total stockholders' equity                                               74,579                80,584
                                                                        ----------            ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 211,287             $ 213,682
                                                                        ==========            ==========

           See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                               13 Weeks Ended
                                                                    August 28, 1999        August 29, 1998
                                                                    ---------------        ---------------
Net Sales                                                               $  59,055              $  68,785
Cost of Sales                                                              57,322                 62,704
                                                                        ----------             ----------
  Gross Profit                                                              1,733                  6,081
Selling, general and administrative                                         9,096                  8,935
                                                                        ----------             ----------
  Operating loss                                                           (7,363)                (2,854)
Other income (expense):
  Interest expense, net                                                    (1,031)                  (617)
  Other                                                                      (111)                   191
                                                                        ----------             ----------
                                                                           (1,142)                  (426)
                                                                        ----------             ----------

  Loss before income taxes                                                 (8,505)                (3,280)
Income tax benefit                                                         (3,141)                (1,193)
                                                                        ----------             ----------
  NET LOSS                                                              $  (5,364)             $  (2,087)
                                                                        ==========             ==========
Net loss per common share:
  Basic                                                                 $    (.43)             $    (.16)
                                                                        ==========             ==========
  Diluted                                                               $    (.43)             $    (.16)
                                                                        ==========             ==========
Dividends per common share                                              $   .0125              $     .01
                                                                        ==========             ==========
Weighted average shares outstanding:
  Basic                                                                    12,450                 13,147
                                                                        ==========             ==========
  Diluted                                                                  12,458                 13,315
                                                                        ==========             ==========

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                               13 Weeks Ended
                                                                    August 28, 1999        August 29, 1998
                                                                    ---------------        ---------------
Cash used in operations                                                 $  (8,653)             $  (2,719)

Investing Activities:
  Purchases of property, plant and equipment                               (2,387)                (1,412)
  Construction of production facilities                                    (2,684)                  (854)
  Payments received on notes receivable and from investments                   75                    393
  Increase in notes receivable, investments and other assets                 (328)                     -
  Net proceeds from sales of property, plant and equipment                     14                    512
                                                                        ----------             ----------
Net cash used in investing activities                                      (5,310)                (1,361)

Financing activities:
  Long-term borrowings                                                      7,445                  2,850
  Principal payments on long-term debt for capital leases                    (847)                (1,077)
  Purchases of common stock for treasury                                     (487)                  (139)
  Payments of dividends                                                      (154)                   (11)
                                                                        ----------             ----------
Net cash provided by financing activities                                   5,957                  1,623
                                                                        ----------             ----------
Decrease in cash and cash equivalents                                      (8,006)                (2,457)

Cash and cash equivalents at beginning of period                           36,198                 41,126
Cash and cash equivalents at end of period                              $  28,192              $  38,669
                                                                        ==========             ==========

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                                August 28, 1999
                                  (unaudited)

1.    Basis of Presentation


      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 28, 1999 are not necessarily indicative of the results that may be expected for the year ended June 3, 2000.

      The balance sheet at May 28, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 28, 1999.

2.    Inventories

      Inventories consisted of the following:

                           August 28, 1999          May 29, 1999
                           ---------------          ------------
Flocks                       $ 24,400                 $ 24,662
Eggs                            2,441                    2,471
Feed and supplies               7,036                    7,847
Livestock                       3,404                    3,373
                             ----------------------------------
                             $ 37,281                 $ 38,353
                             ==================================

3.    Subsequent Event

      On September 30, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Smith Farms, Inc. and certain related companies ("Smith Farms") for a net purchase price of approximately $36.2 million. The assets purchased are Smith Farms' egg production and processing businesses in Texas and Arkansas, and include approximately 3.9 million laying hens and growing pullets, two feed mills located in Texas and Arkansas, two egg production complexes in Texas and one egg production complex in Arkansas, as well as certain equipment for feed and egg delivery. The acquisition will be accounted for by the purchase method of accounting. Accordingly, the purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

      The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell egg sales, including feed sales to outside egg producers, account for 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

      The Company currently uses contract producers for approximately 30% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased from outside producers for resale, as needed, by the Company.

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

                                                                           Percentage of Net Sales
                                                                           -----------------------
                                                                               13 Weeks Ended
                                                                    August 28, 1999        August 29, 1998
                                                                    ---------------        ---------------
Net sales                                                               100.0 %                100.0 %
Cost of sales                                                            97.1                   91.2
                                                                    --------------------------------------
Gross profit                                                              2.9                    8.8
Selling, general & administrative                                        15.4                   12.9
                                                                    --------------------------------------
Operating loss                                                          (12.5)                  (4.1)
Other expense                                                            (1.9)                   (.6)
                                                                    --------------------------------------
Loss before taxes                                                       (14.4)                  (4.7)
Income tax benefit                                                       (5.3)                  (1.7)
                                                                    --------------------------------------
Net loss                                                                 (9.1)%                 (3.0)%
                                                                    ======================================

      NET SALES

      Net sales for the first quarter of fiscal 2000 were $59.1 million, a decrease of $9.7 million, or 14.1% as compared to the first quarter of fiscal 1999. Although total eggs sold increased in the current quarter, egg selling prices were down sharply as compared with prices a year ago. Dozens sold for the current quarter were 109.3 million dozen, an increase of 3.0 million dozen, or 2.8 %, as compared to the first quarter of last year. The Company's net average selling price per dozen for the fiscal 2000 first quarter was $.493, compared to $.574 for the first quarter of last year, a decrease of 14.1%. The Company's net average selling price is the average selling price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Although domestic demand was good, increased egg supply and weak export demand caused egg prices to decrease during the first quarter of this fiscal year. Feed sales to outside producers also decreased for the current quarter as a result of lower cost of feed ingredients which brought market prices for feed down.

      COST OF SALES

      Total cost of sales for the first quarter ended August 28, 1999 was $57.3 million, a decrease of $5.4 million, or 8.6%, as compared to the cost of sales of $62.7 million for last year's first quarter. The decrease is primarily due to lower feed cost per dozen produced. Feed cost for the first quarter ended August 28, 1999 was $.184 per dozen, compared to $.220 per dozen for the comparable fiscal 1999 first quarter, a decrease of 16.4%. Other operating costs were favorable for the current first quarter compared to the same quarter in the prior year. The Company purchased more dozens from outside sources during this first quarter, 30.5 million dozen compared to 26.5 million for last year. However, during weak egg market conditions, such as the current first quarter, the Company is able to purchase outside eggs at more favorable net prices which mitigates the additional cost of purchasing eggs from outside sources. Although cost of sales decreased, the sharp drop in egg selling prices resulted in a decrease in gross profit from 8.8% of net sales for the quarter ended August 29, 1998, to 2.9% of net sales for the current quarter ended August 28, 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the first quarter ended August 28, 1999 was $9.1 million, an increase of $160,000, or 1.8%, as compared to the expense of $8.9 million for the comparable period last year. The increase is mostly in payroll and payroll related expenses. Other costs, including delivery, remained approximately the same for both fiscal quarters. Although the expenses increased only $160,000 for the current quarter, lower net sales resulted in a higher percent of net sales comparison. As a percent of net sales, general and administrative expense increased from 12.9% for fiscal 1999 to 15.4% for the current fiscal year.

      OPERATING LOSS

      As the result of the above, an operating loss of $7.4 million was incurred for the first quarter ended August 28, 1999, as compared to an operating loss of $2.9 million for last fiscal year's first quarter. As a percent of sales, the current fiscal 2000 quarter had a 12.5% operating loss, compared to 4.1% operating loss for last year.

      OTHER EXPENSE

      Other expenses for the first quarter ended August 28, 1999 were $1.1 million, compared to $426,000 for last year's first quarter. The current quarter increase of $716,000 is due to an increase in net interest expense of approximately $414,000 and a decrease in other income of $302,000. Net interest expense increased as the result of increased long-term borrowing and a decrease in interest income due to lower cash equivalent investments. Other income decreased primarily due to decreases in equity in income of affiliates. As a percent of net sales, other expense increased from .6% for last year's first quarter to 1.9% for the current first quarter.

      INCOME TAXES

      As a result of the above, the Company had a pre-tax loss of $8.5 million for the quarter ended August 28, 1999, compared to pre-tax loss of $3.3 million for the quarter ended August 29, 1998. For the first quarter, an income tax benefit of $3.1 million was recorded with an effective tax rate of 36.9%, as compared to an income tax benefit of $1.2 million with an effective tax rate of 36.4% .

      NET LOSS

      As a result of the above, the net loss for the first quarter ended August 28, 1999 was $5.4 million, or $.43 per basic and diluted share, compared to net loss of $2.1 million, or $.16 per basic and diluted share for the quarter ended August 29, 1998.

      CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at August 28, 1999 was $46.3 million compared to $48.5 million at May 29, 1999. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at August 28, 1999. The Compan s long-term debt at that date, including current maturities and capitalized lease obligations, totaled $90.3 million.

      Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions at August 28, 1999.

      For the thirteen weeks ended August 28, 1999, $8.7 million in net cash was used in operating activities. This compares to net cash used of $2.7 million for the comparable period last year. In the current fiscal quarter, $2.4 million was used for purchases of property, plant, and equipment, and $2.7 million used for a construction project in Waelder, Texas. Approximately $487,000 was used for purchase of common stock for the treasury, and $154,000 was used for payment of dividends on the common stock. Additional long-term borrowings of $7.4 million were received and repayments of $847,000 were made. The net result of these current activities was a decrease in cash of $8.0 million since May 29, 1999.

      In the first quarter ended August 29, 1998, $1.4 million was used for purchases of property, plant, and equipment and $900,000 was used for construction projects. Net cash of $900,000 was received from sales of property, plant, and equipment, and from notes receivable. Additional long-term borrowings of $2.8 million were received and repayments of $1.1 million were made. The net result was a decrease in cash from May 30, 1998 to August 29, 1998.

      At August 28, 1999, the Company had expended, since the start of the project, approximately $9.8 million for construction of new shell egg production, processing and feed mill facilities in Waelder, Texas. The estimated cost of construction is approximately $18.7 million with anticipated borrowings in fiscal 2000 of approximately $10.4 million from an insurance company.

      The Company has $2.9 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. THE TAXPAYER RELIEF ACT OF 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $2.9 million deferred tax liability would reduce the Company's cash, but would not impact the Company's statement of operations or reduce stockholders' equity, as these taxes have been accrued and are reflected on the Company's balance sheet.

      YEAR 2000 ISSUE

      The Company has a program underway to ensure that all of its significant computer systems are Year 2000 compliant. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems" and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts. For part (1), identification, the review phase has been completed. Identification will continue as new equipment, software, and upgrades are installed and as the Company goes through the testing phase of the program. Review of accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that may have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, continues primarily under maintenance contracts with the Company's software vendors. While the Company's major systems are substantially Year 2000 compliant, the software vendors continue to send new programs, upgrades and patches as they get into final testing stages of their product. None of the vendors have, to date, indicated any serious problems or delays in becoming Year 2000 compliant in calendar 1999. Part (3), testing, is substantially complete, and will continue until vendors have completed all upgrades and patches. Testing will be ongoing throughout calendar 1999.

      The Company has been contacting key suppliers and business partners about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue. The Company, like other businesses, is dependent upon Year 2000 compliance with the utilities, transportation, and financial industries.

      Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $50,000 to $100,000, primarily for hardware, are expected to be incurred. As of August 29, 1999, the Company has expended under $50,000 in the project. Significantly, all of these costs will be capitalized since the hardware would have been replaced even if there were no Year 2000 issue.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. While the Company is in the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed at this time. Thus, the Company cannot finalize contingency plans until all testing is complete. These contingency plans will be developed as potential Year 2000 failures are identified in the final testing stages.

                      ---------------------------------

      FORWARD LOOKING STATEMENTS. The foregoing statements contain forward-looking statements, which involve risks, and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

      FACTORS AFFECTING FUTURE PERFORMANCE. The Company's future operating results may be affected by various trends and factors beyond the Company's control. These include adverse changes in shell egg prices and in the grain markets. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.

ITEM 3.     QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

      There have been no material changes in the market risk reported in the Company's fiscal 1999 annual report on Form 10-K.


                          PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits
            The following Part I exhibit is filed herewith:

                  Exhibit
                  Number                     Exhibit
                  -------                    -------
                  27                Financial data schedule

      b.    Reports on Form 8-K

      No Current Report on Form 8-K was filed by the Company covering an event during the first quarter of fiscal 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  October 6, 1999                          /s/BOBBY J. RAINES
                                                ------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  October 6, 1999                          /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)