Form 10-Q
period 1999-11-27
CAL MAINE FOODS INC
filed 2000-01-07
CIK 16160

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 27, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

Commission file number:  000-04892

                              CAL-MAINE FOODS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    64-0500378
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

                                  Yes X  No
                                     ---   ---

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of December 25, 1999.

           Common Stock, $0.01 par value          11,173,388 shares

           Class A Common Stock, $0.01 par value          1,200,000 shares

                              CAL-MAINE FOODS, INC.

                                      INDEX

                                                                                         PAGE
PART I.        FINANCIAL INFORMATION                                                    NUMBER
        Item 1.        Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets -
                       November 27, 1999 and May 29, 1999                                  3

                       Condensed Consolidated Statements of Operations -
                       Three Months and Six Months Ended
                       November 27, 1999 and November 28, 1998                             4

                       Condensed Consolidated Statements of Cash Flow -
                       Six Months Ended November 27, 1999 and
                       November 28, 1998                                                   5

                       Notes to Condensed Consolidated Financial Statements                6

        Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                       7

        Item 3.        Quantitative and Qualitative Disclosures of Market Risk            11

PART II.       OTHER INFORMATION

        Item 6.        Exhibits and Reports on Form 8-K                                   12


        Signatures                                                                        13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  November 27, 1999      May 29, 1999
                                                             ------------------------------------------
                                                                        (unaudited)          (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                            $   7,778         $  36,198
     Accounts receivable, net                                                22,245            14,617
     Recoverable federal and state income taxes                               3,858                 -
     Inventories                                                             46,623            38,353
     Prepaid expenses and other current assets                                  436               771
                                                             ------------------------------------------
Total current assets                                                         80,940            89,939

Notes receivable and investments                                              7,101             7,468
Goodwill                                                                      3,854             4,260
Other assets                                                                  3,175             2,104

Property, plant and equipment                                               226,837           184,354
Less accumulated depreciation                                               (81,236)          (74,443)
                                                             ------------------------------------------
                                                                            145,601           109,911
                                                             ------------------------------------------
     TOTAL ASSETS                                                         $ 240,671         $ 213,682
                                                             ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                               $   7,500         $       -
     Accounts payable and accrued expenses                                   30,817            27,026
     Current maturities of long-term debt                                     4,891             4,118
     Current deferred income taxes                                           10,294            10,294
                                                             ------------------------------------------
Total current liabilities                                                    53,502            41,438

Long-term debt, less current maturities                                     104,463            79,886
Deferred expenses                                                             1,489             1,489
Deferred income taxes                                                         9,599            10,285
                                                             ------------------------------------------
     Total liabilities                                                      169,053           133,098

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares - 17,565,200 at November 27,              176               176
        1999 and May 29, 1999
     Class A common stock $0.01 par value: authorized, issued                    12                12
        and outstanding 1,200,000 shares
     Paid-in capital                                                         18,784            18,784
     Retained earnings                                                       63,126            71,525
     Common stock in treasury - 6,371,312 shares at November                (10,480)           (9,913)
        27, 1999 and 6,257,712 shares at May 29, 1999
                                                             ------------------------------------------
     Total stockholders' equity                                              71,618            80,584
                                                             ------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 240,671         $ 213,682
                                                             ==========================================

            See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                             13 Weeks Ended                          26 Weeks Ended
                                November 27, 1999    November 28, 1998    November 27, 1999   November 28, 1998
                               --------------------------------------------------------------------------------
Net sales                             $  71,054           $  77,948           $ 130,109           $ 146,733
Cost of sales                            64,387              60,645             121,709             123,349
                               --------------------------------------------------------------------------------
     Gross profit                         6,667              17,303               8,400              23,384
Selling, general and
     administrative                       9,612               9,286              18,708              18,221
                               --------------------------------------------------------------------------------
Operating income (loss)                  (2,945)              8,017             (10,308)              5,163
Other income (expense):
     Interest expense, net               (1,577)               (875)             (2,608)             (1,492)
     Other                                  245                (346)                134                (155)
                               --------------------------------------------------------------------------------
                                         (1,332)             (1,221)             (2,474)             (1,647)
                               --------------------------------------------------------------------------------
Income (loss) before income
     taxes                               (4,277)              6,796             (12,782)              3,516
Income tax expense (benefit)             (1,545)              2,542              (4,686)              1,349
                               --------------------------------------------------------------------------------
    NET INCOME (LOSS)                 $  (2,732)          $   4,254           $  (8,096)          $   2,167
                               ================================================================================
Net income (loss) per common
     share:
     Basic                            $    (.22)          $     .32           $    (.65)          $     .17
                               ================================================================================
     Diluted                          $    (.22)          $     .32           $    (.65)          $     .16
                               ================================================================================
Weighted average shares
     outstanding:
     Basic                               12,403              13,115              12,427              13,131
                               ================================================================================
     Diluted                             12,403              13,252              12,427              13,284
                               ================================================================================


See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                                     26 Weeks Ended
                                                                       November 27, 1999     November 28, 1998
                                                                      -----------------------------------------
Cash flows provided by (used in) operating activities                          $ (9,095)              $  9,631

Cash flows from investing activities:
     Purchases of property, plant and equipment                                  (1,641)                (2,251)
     Construction of production facilities                                       (9,462)                (3,860)
     Purchases of shell egg production and processing business                  (36,205)                     -
     Payments received on notes receivable and from investments                   1,186                    339
     Increase in note receivable, investments and other assets                     (787)                (1,125)
     Net proceeds from sale of property, plant and equipment                         14                  3,655
                                                                      -----------------------------------------
Net cash used in investing activities                                           (46,895)                (3,242)

Cash flows from financing activities:
     Notes payable to banks                                                       7,500                      -
     Long-term borrowings                                                        23,445                  6,350
     Principal payments on long-term debt and capital leases                     (2,505)                (2,436)
     Purchases of common stock for treasury                                        (567)                  (302)
     Payment of dividends                                                          (303)                  (273)
                                                                      -----------------------------------------
Net cash provided by financing activities                                        27,570                  3,339
                                                                      -----------------------------------------
Increase (decrease) in cash and cash equivalents                                (28,420)                 9,728

Cash and cash equivalents at beginning of period                                 36,198                 41,126
                                                                      -----------------------------------------
Cash and cash equivalents at end of period                                     $  7,778               $ 50,854
                                                                      =========================================

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                November 27, 1999
                                   (unaudited)

1.          Presentation of Interim Information

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 27, 1999 are not necessarily indicative of the results that may be expected for the year ended June 3, 2000.

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

2.          Inventories

            Inventories consisted of the following:

                         November 27, 1999         May 29, 1999
                        ----------------------------------------
Flocks                             $29,263              $24,662
Eggs and egg products                3,418                2,471
Feed and supplies                   10,558                7,847
Livestock                            3,384                3,373
                        ----------------------------------------
                                   $46,623              $38,353
                        ========================================

3.          Acquisition

            In September 1999, Cal-Maine Foods, Inc. purchased substantially all of the assets and assumed certain liabilities of Smith Farms, Inc. and certain related companies ("Smith Farms") for cash of $36.2 million. The assets purchased were Smith Farms' egg production and processing businesses in Texas and Arkansas, and included approximately 3.9 million laying hens and growing pullets. The cash purchase price of the acquisition was provided from current working capital. The Company intends to obtain long-term financing on certain of the Smith assets.

4.          Long-Term Debt

            In September 1999, the Company and one of its lenders agreed to additional financing of $16.0 million, a commitment of an additional $15.0 million over the next two years for construction purposes, and revised terms for approximately $9.3 million in existing long-term debt. The additional funding of $16.0 million will have an average life of approximately 10.6 years and an interest rate of 8.26%. The revised terms for the $9.3 million debt will go into effect in December 2003 and include a 15-year amortization. The debt is secured by certain assets located in Ohio, Kentucky, and Tennessee.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

            The Company's operations are fully integrated. It owns facilities to hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell egg segment sales, including feed sales to outside egg producers, accounted for 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

            The Company currently uses contract producers for approximately 23% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, from outside producers for resale by the Company.

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

                                                                       Percentage of Net Sales
                                                13 Weeks Ended                                    26 Weeks Ended
                                   Nov. 27, 1999            Nov. 28, 1998             Nov. 27, 1999           Nov. 28, 1998
                                -----------------------------------------------------------------------------------------------
Net sales                                  100.0  %                 100.0  %                  100.0  %                100.0  %
Cost of sales                               90.6                     77.8                      93.5                    84.1
                                -----------------------------------------------------------------------------------------------
Gross profit                                 9.4                     22.2                       6.5                    15.9
Selling, general &
administrative                              13.5                     11.9                      14.4                    12.4
                                -----------------------------------------------------------------------------------------------
Operating income (loss)                    (4.1)                     10.3                     (7.9)                     3.5
Other expense                              (1.9)                    (1.6)                     (1.9)                   (1.1)
                                -----------------------------------------------------------------------------------------------
Income (loss) before taxes                 (6.0)                      8.7                     (9.8)                     2.4
Income tax expense (benefit)               (2.2)                      3.3                     (3.6)                      .9
                                -----------------------------------------------------------------------------------------------
Net income (loss)                          (3.8)  %                   5.4  %                  (6.2)  %                  1.5  %
                                ===============================================================================================


NET SALES

            Net sales for the second quarter of fiscal 2000 were $71.1 million, a decrease of $6.9 million, or 8.8% as compared to net sales for the second quarter of fiscal 1999. Although the total dozens of eggs sold increased in the current quarter, egg selling prices were down significantly as compared with prices a year ago. Dozens sold for the current quarter were 131.8 million dozen, an increase of 24.5 million dozen, or 22.8% as compared to the second quarter of last year. The Smith Farms acquisition in September 1999 and the Hudson Brothers acquisition in May 1999 accounted for 21% of total dozens produced in the current quarter and, excluding outside egg purchases, most of the increase in dozens sold. The Company's net average selling price per dozen for the fiscal 2000 second quarter was $.500, compared to $.660 for the second quarter of last year, a decrease of 24.1%. The Company's net average selling price per dozen is the average selling price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Although domestic demand was good, increased egg supply and weak export demand caused egg prices to decrease during the second quarter of this fiscal year. Feed sales to outside producers also decreased for the current quarter as a result of lower cost of feed ingredients which brought market prices for feed down.

            Net sales for the twenty-six weeks ended November 27, 1999 were $130.1 million, a decrease of $16.6 million, or 11.3 %, as compared to the same period last fiscal year. As in the current quarter discussed above, an increase in dozens sold was offset by a sharp decrease in egg selling prices. Dozens sold for the current 26 week period were 241.1 million as compared to 213.6 million for last fiscal year, an increase of 12.8%. The recent acquisitions accounted for 15% of total dozens produced. For the current 26 week period, the Company's net average selling price per dozen was $.498, compared to $.617 per dozen last fiscal year, a decrease of $.119 per dozen, or 19.3%. As discussed above, increased egg supply and weak export demand were the primary cause of reduced egg market prices.

            COST OF SALES

            Total cost of sales for the second quarter ended November 27, 1999 was $64.4 million, an increase of $3.7 million, or 6.2%, as compared to the cost of sales of $60.6 million for last year's second quarter. The increase is the net result of an increase in total dozens sold and a decrease in feed cost per dozen produced. As discussed above, dozens sold for the current quarter increased 24.5 million dozens, or 22.8% above last year's second quarter. Of the
24.5 million dozens sold increase, 7.7 million dozens were purchased from outside egg producers. However, during weak egg market conditions, such as in the current fiscal year, the Company is able to purchase outside eggs at more favorable net prices which mitigates the normally higher cost of purchasing eggs from outside sources. Feed cost for the second quarter ended November 27, 1999 was $.179 per dozen as compared to last fiscal years cost per dozen of $.189, a decrease of 5.3%. Although total dozens sold increased and cost per dozen sold improved, the sharp drop in egg selling prices resulted in a decrease in gross profit from 22.2% of net sales for the quarter ended November 28, 1998, to 9.4%.

            For the twenty-six week period ended November 27, 1999, total cost of sales was $121.7 million, a decrease of $1.6 million, or 1.3% as compared to the cost of sales of $123.3 million for last year. The decrease is the result of lower feed cost per dozen and an increase in dozens purchased from outside producers. Feed cost for the current 26 weeks was $.179 per dozen, compared to $.198 per dozen for last year, a decrease of $.019 per dozen, or 9.6%. Dozens sold for the current 26 weeks are 27.5 million dozens higher than last year. Of this increase, 11.7 million dozens were purchased from outside egg producers. As discussed above, the Company was able to make these purchases at more favorable net prices. These decreases in cost of sales were not enough to cover the drop in egg selling prices, and the net result was a decrease in gross profit from 15.9% of net sales for last year to 6.5% for the current fiscal year.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expense for the second quarter ended November 27, 1999 was $9.6 million, an increase of $326,000 or 3.5%, as compared to the $9.3 million for last fiscal year's second quarter. The increase is the net result of an increase in selling, general and administrative expense of $826,000 in the current quarter and a one-time charge of $500,000 incurred in the second quarter of last fiscal year. The $500,000 charge last year was for costs to phase out and prepare for disposition of a production and distribution facility and a feed mill. The production facility has been phased out and distribution was recently ceased. The feed mill was sold in the last fiscal year. For the current fiscal second quarter, selling and administrative expenses have increased $218,000 over last year and delivery expense has increased $608,000 over last year. The acquisitions made during the current year and increased dozens sold are the primary causes for the increased expense. On a dozens sold basis, selling, general and administrative expense has decreased almost $.01 per dozen for the current quarter. As a percent of net sales, selling, general and administrative expense increased from 11.9% for fiscal 1999 to 13.5% for the current fiscal second quarter.

            For the twenty-six weeks ended November 27, 1999, selling, general and administrative expense was $18.7 million, an increase of $500,000, or 2.7%, as compared to $18.2 million for the same period last fiscal year. The increase is the net result of an increase of $1.0 million in selling, general and administrative expense for the current fiscal year and the $500,000 one-time charge discussed above. For the current fiscal year, selling and administrative expenses have increased $200,000 over last year and delivery expense has increased $800,000 over last year. On a dozens sold basis, selling, general and administrative expense has decreased $.005 per dozen for the current fiscal period. As a percent of net sales, selling, general and administrative expense increased from 12.4% for last year to 14.4% for the current year.

                 OPERATING INCOME

            As the result of the above, an operating loss of $2.9 million was incurred for the second quarter ended November 27, 1999, as compared to an operating income of $8.0 million for last fiscal year's comparable quarter. As a percent of sales, the current fiscal 2000 quarter had a 4.1% operating loss, compared to a 10.3% operating income for last year.

            For the twenty-six weeks ended November 27, 1999, an operating loss of $10.3 million was incurred, compared to a $5.2 million operating income for last fiscal year. As a percent of net sales, the current fiscal period had a 7.9% operating loss, compared to a 3.5% operating income for last year.

            OTHER EXPENSE

            Other expense for the second quarter ended November 27, 1999 was $
1.3 million, an increase of $100,000, or 8%, as compared to the second quarter last fiscal year. For the current quarter, net interest expense increased $700,000 and other income increased $600,000 over last year. Net interest expense increased as the result of increased long-term borrowing and a decrease in interest income due to lower cash equivalent investments. Last year's second quarter incurred $200,000 in uninsured losses and $400,000 losses on disposal of fixed assets. As a percent of net sales, other expense was 1.9% for the current fiscal second quarter, compared to 1.6% last year.

            For the twenty-six weeks ended November 27, 1999, other expense was $2.5 million, an increase of $900,000, or 56.3%, as compared to an expense of $1.6 million for last year. For the current period, net interest expense increased $1.1 million and other income increased over $200,000. The increases resulted from the same activities as mentioned above in the current quarter. As a percent of net sales, other expense was 1.9% for the current fiscal period, as compared to 1.1% for last year.

            INCOME TAXES

            As a result of the above, the Company's pre-tax loss was $4.3 million for the quarter ended November 27, 1999, compared to pre-tax income of $6.8 million for last year's quarter. For the current quarter, an income tax benefit of $1.5 million was recorded with an effective tax rate of 36.1%, as compared to an income tax expense of $2.5 million with an effective rate of 37.4% for last year's comparable quarter.

            For the twenty-six week period ended November 27, 1999, the Company's pre-tax loss was $12.8 million, compared to pre-tax income of $3.5 million for last year. For the current twenty-six week period, an income tax benefit of $4.7 million was recorded with an effective tax rate of 36.7%, as compared to an income tax expense of $1.3 million with an effective rate of 38.4% for last years comparable period.

            NET INCOME (LOSS)

            Net loss for the second quarter ended November 27, 1999 was $2.7 million, or $.22 per basic share, compared to net income of $4.3 million, or $.32 per basic share for last fiscal year's second quarter.

            For the twenty-six week period ended November 27, 1999, net loss was $8.1 million, or $.65 per basic share, compared to last fiscal year's net income of $2.2 million, or $.17 per basic share for last years comparable period.

            CAPITAL RESOURCES AND LIQUIDITY

            The Company's working capital at November 27, 1999 was $27.4 million, compared to $48.5 million at May 29, 1999. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had an unused $35 million line of credit with three banks at November 27, 1999. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $109.4 million.

            Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current, cash-flow, and interest coverage ratios, among other restrictions. The Company was in compliance with these provisions at November 27, 1999. Under certain of the loan agreements, the lenders have to option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

            For the twenty-six weeks ended November 27, 1999, $9.1 million in net cash was used in operating activities. This compares to $9.6 million in net cash that was provided by operating activities for the comparable period last fiscal year. In the current twenty-six week period, $1.6 million was used for purchases of property, plant and equipment, $9.5 million used for construction projects, and $36.2 million used in acquisition of a shell egg operation. Approximately $567,000 was used for purchase of common stock, and $303,000 was used for payment of dividends on the common stock. A net of $787,000 was used in investments and other assets. Of the investments, the Company, as a 50% member, invested $1.0 million in the construction of a joint venture egg operation in Utah, Delta Egg Farm, LLC. Payments of $1.2 million were received on notes receivable and investments. Additional cash of $7.5 million was received from bank notes, additional long-term borrowings of $23.5 million were received, and repayments of $23.5 million were made on long-term debt. The net result was a decrease in cash of $28.4 million.

            In September 1999, the Company and one of its lenders agreed to additional financing of $16.0 million, a commitment of $15.0 million over the next two years for construction purposes, and revised terms for approximately $9.3 million in existing long-term debt. The additional $16.0 million will have an average life of approximately 10.6 years and an interest rate of 8.26%. The revised terms for the $9.3 million debt will go into effect in December 2003 and include a 15-year amortization. The debt is secured by certain assets located in Ohio, Kentucky, and Tennessee.

            For the comparable period last fiscal year, $2.3 million was used for purchases of property, plant, and equipment, and $3.9 million used in construction projects. The Company invested $900,000 in the Delta Egg Farm joint venture egg operations in Utah. Net cash of $3.9 million was received from sales of property, plant, and equipment, and from notes receivable. Additional long-term borrowings of $6.4 million were received and repayments of $2.4 million were made. Approximately $600,000 was used in payment of stock dividends and purchases of treasury stock. The net result was an increase in cash of $9.7 million

            At November 27, 1999, the Company had expended, since the start of the project, approximately $11.5 million for construction of new shell egg production, processing and feed mill facilities in Waelder, Texas. The estimated cost of construction is approximately $18.7 million with anticipated borrowings in fiscal 2000 of approximately $10.4 million from an insurance company.

            The Company has $2.9 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over 20 years beginning in fiscal 1999, or in full in the first fiscal year in which there is a change in ownership control. Payment of the $2.9 million deferred tax liability will reduce the Company's cash, but would not impact the Company's statement of operations or reduce stockholder's equity, as these taxes have been accrued and are reflected on the Company's balance sheet.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

            Exhibit
            Number    Exhibit

             10.11 Secured note purchase agreement dated September 28, 1999 among Cal-Maine Foods Inc., Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (exhibits, annexes and disclosure schedules omitted)

             27       Financial data schedule

     b.   Reports on Form 8-K

On October 14, 1999, the Company filed a report on Form 8-K, dated September 30, 1999, concerning the purchase of the Smith Farms' egg production and processing business located in Texas and Arkansas. Information was provided in response to
Item 2. Financial information called for by Item 7 was provided in an amended Form 8-K/A filed on December 13, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAL-MAINE FOODS, INC.
                                            (Registrant)

Date:  January 6, 2000                           /s/    Bobby J.Raines
                                            --------------------------------
                                            Bobby J. Raines
                                            Vice President/Treasurer
                                            (Principal Financial Officer)

Date:  January 6, 2000                           /s/    Charles F. Collins
                                            --------------------------------
                                            Charles F. Collins
                                            Vice President/Controller
                                            (Principal Accounting Officer)