Form 10-Q
period 2000-02-26
CAL MAINE FOODS INC
filed 2000-04-10
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended February 26, 2000

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_  No ___

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of March 31, 2000.

      Common Stock, $0.01 par value                         11,040,688 shares

      Class A Common Stock, $0.01 par value                  1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                               PAGE
PART I.     FINANCIAL INFORMATION                                             NUMBER

      Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  February 26, 2000 and May 29, 1999                             3

                  Condensed Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                  February 26, 2000 and February 27, 1999                        4

                  Condensed Consolidated Statements of Cash Flow -
                  Nine Months Ended November 26, 2000 and
                  February 27, 1999                                              5

                  Notes to Condensed Consolidated Financial Statements           6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7

      Item 3.     Quantitative and Qualitative Disclosures of Market Risk       11

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                              12


      Signatures                                                                13

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  February 26, 2000        May 29, 1999
                                                                  -----------------        ------------
                                                                     (unaudited)              (note)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   7,502             $  36,198
  Accounts receivable, net                                                 18,675                14,617
  Recoverable federal and state income taxes                                4,606                     -
  Inventories                                                              45,963                38,353
  Prepaid expenses and other current assets                                   795                   771
                                                                        --------------------------------
Total current assets                                                       77,541                89,939

Notes receivable and investments                                            7,194                 7,468
Goodwill                                                                    3,760                 4,260
Other assets                                                                3,007                 2,104

Property, plant and equipment                                             232,248               184,354
Less accumulated depreciation                                             (84,867)              (74,443)
                                                                        --------------------------------
                                                                          147,381               109,911
                                                                        --------------------------------
  TOTAL ASSETS                                                          $ 238,883             $ 213,682
                                                                        ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                                $   1,000             $       -
  Accounts payable and accrued expenses                                    29,826                27,026
  Current maturities of long-term debt                                      6,091                 4,118
  Current deferred income taxes                                            10,294                10,294
                                                                        --------------------------------
Total current liabilities                                                  47,211                41,438

Long-term debt, less current maturities                                   115,018                79,886
Deferred expenses                                                           1,489                 1,489
Deferred income taxes                                                       8,088                10,285
                                                                        --------------------------------
  Total liabilities                                                       171,806               133,098

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200 at February 26,
    2000 and May 29, 1999                                                     176                   176
  Class A common stock $0.01 par value: authorized, issued
    and outstanding 1,200,000 shares                                           12                    12
  Paid-in capital                                                          18,784                18,784
  Retained earnings                                                        58,975                71,525
  Common stock in treasury - 6,478,112 shares at February
    26, 2000 and 6,257,712 shares at May 29, 1999                         (10,870)               (9,913)
                                                                        --------------------------------
  Total stockholders' equity                                               67,077                80,584
                                                                        --------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 238,883             $ 213,682
                                                                        ================================

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                    13 Weeks Ended                             39 Weeks Ended
                                        February 26, 2000    February 27, 1999      February 26, 2000    February 27, 1999
                                        --------------------------------------      --------------------------------------
Net sales                                   $  79,191            $  77,861             $ 209,300           $ 224,594
Cost of sales                                  72,644               62,170               194,352             185,519
                                            -------------------------------------------------------------------------
  Gross profit                                  6,547               15,691                14,948              39,075
Selling, general and
  administrative                               10,780                8,700                29,489              26,921
                                            -------------------------------------------------------------------------
Operating income (loss)                        (4,233)               6,991               (14,541)             12,154
Other income (expense):
  Interest expense, net                        (2,071)                (934)               (4,679)             (2,426)
  Other                                            46                  275                   180                 120
                                            -------------------------------------------------------------------------
                                               (2,025)                (659)               (4,499)             (2,306)
                                            -------------------------------------------------------------------------
Income (loss) before income
  taxes                                        (6,258)               6,332               (19,040)              9,848
Income tax expense (benefit)                   (2,261)               2,353                (6,947)              3,702
                                            -------------------------------------------------------------------------
  NET INCOME (LOSS)                         $  (3,997)           $   3,979             $ (12,093)          $   6,146
                                            =========================================================================
Net income (loss) per common
  share:
  Basic                                     $    (.32)           $     .31             $    (.98)          $     .47
                                            =========================================================================
  Diluted                                   $    (.32)           $     .30             $    (.98)          $     .46
                                            =========================================================================
Weighted average shares
  outstanding:
  Basic                                        12,349               13,019                12,401              13,094
                                            =========================================================================
  Diluted                                      12,349               13,134                12,401              13,234
                                            =========================================================================

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED


                                                                               39 Weeks Ended
                                                                 February 26, 2000          February 27, 1999
                                                                 -----------------          -----------------
Cash flows provided by operating activities                           $(10,082)                  $ 19,373

Cash flows from investing activities:
  Purchases of property, plant and equipment                            (4,526)                    (3,103)
  Construction of production facilities                                (12,697)                    (6,592)
  Purchases of shell egg production and processing business            (36,205)                         -
  Payments received on notes receivable and from investments               496                        370
  Increase in note receivable, investments and other assets             (2,704)                    (1,830)
  Net proceeds from sale of property, plant and equipment                  331                      4,411
                                                                      ------------------------------------
Net cash used in investing activities                                  (55,305)                    (6,744)

Cash flows from financing activities:
  Net proceeds from payable to banks                                     1,000                          -
  Long-term borrowings                                                  40,295                      6,350
  Principal payments on long-term debt and capital leases               (3,190)                    (3,747)
  Purchases of common stock for treasury                                  (957)                    (1,096)
  Payment of dividends                                                    (457)                      (437)
                                                                      ------------------------------------
Net cash provided by financing activities                               36,691                      1,070
                                                                      ------------------------------------
Increase (decrease) in cash and cash equivalents                       (28,696)                    13,699

Cash and cash equivalents at beginning of period                        36,198                     41,126
                                                                      ------------------------------------
Cash and cash equivalents at end of period                            $  7,502                   $ 54,825
                                                                      ====================================

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                               February 26, 2000
                                  (unaudited)


1.    Presentation of Interim Information

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management , all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 26, 2000 are not necessarily indicative of the results that may be expected for the year ended June 3, 2000.

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


2.    Inventories

      Inventories consisted of the following:

                                       February 26, 2000         May 29, 1999
                                       --------------------------------------
            Flocks                              $ 28,547             $ 24,662
            Eggs                                   3,791                2,471
            Feed and supplies                     10,456                7,847
            Livestock                              3,169                3,373
                                       --------------------------------------
                                                $ 45,963             $ 38,353
                                       ======================================

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

      Unaudited pro forma results of operations of the Company, including Smith Farms were as follows:

                                                            Nine Months Ended
                                              February 26, 2000           February 27, 1999
                                              ---------------------------------------------
      Net sales                                       $ 220,637                   $ 266,694
      Net income (loss)                                 (13,358)                      7,057
      Net income (loss) per basic share                   (1.08)                        .54
      Net income (loss) per diluted share                 (1.08)                        .53

Pro forma results do not purport to be indicative of actual results had the acquisition been made at May 31, 1998 or the results that may occur in the future.

4.    Long-Term Debt

      In September 1999, the Company and one of its lenders obtained to additional borrowings of $16.0 million, received a commitment for an additional $15.0 million over the next two years for construction purposes, and revised terms for approximately $9.3 million in existing long-term debt. The additional borrowings of $16.0 million has an average life of approximately 10.6 years and an interest rate of 8.26%. The Company will make principal and interest payments under the existing terms of the $9.3 million long-term note payable through December 2003. The revised terms will become effective in December 2003 based on a 15-year amortization and maturing in September 2014. The debt is secured by certain assets located in Ohio, Kentucky, and Tennessee.

      In February 2000, the Company obtained a borrowing of $14.0 million. The terms of the note payable provide for a 10-year amortization period and an interest rate of LIBOR plus 1.75% maturing in 2007. The note is secured by certain assets acquired from Smith Farms.

      The Company is required by provisions of its note payable agreements to maintain certain minimum financial covenants. For the current quarter, the Company did not meet its interest coverage ratio and tangible net worth requirements pertaining to three long-term note payable agreements totaling $51 million. It also did not meet its funded debt ratio requirement pertaining to one of these long-term note payable agreements and its $35 million line of credit. The Company does not anticipate meeting these requirements in the fourth quarter of fiscal 2000. It has received a waiver of these requirements for the third and fourth quarters of fiscal 2000 and anticipates amending the agreements to ensure compliance with these requirements in fiscal 2001.


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

                                                       Percentage of Net Sales
                                                       -----------------------
                                        13 Weeks Ended                          39 Weeks Ended
                                Feb. 26, 2000     Feb. 27, 1999          Feb. 26, 2000     Feb. 27, 1999
                                ------------------------------------------------------------------------
Net sales                           100.0%          100.0%                  100.0%            100.0%
Cost of sales                        91.7            79.8                    92.9              82.6
                                ------------------------------------------------------------------------
Gross profit                          8.3            20.2                     7.1              17.4
Selling, general &
administrative                       13.6            11.2                    14.0              12.0
                                ------------------------------------------------------------------------
Operating income (loss)              (5.3)            9.0                    (6.9)              5.4
Other expense                        (2.6)            (.9)                   (2.2)             (1.0)
                                ------------------------------------------------------------------------
Income (loss) before taxes           (7.9)            8.1                    (9.1)              4.4
Income tax expense (benefit)         (2.9)            3.0                    (3.3)              1.7
                                ------------------------------------------------------------------------
Net income (loss)                    (5.0)%           5.1%                   (5.8)%             2.7%
                                ========================================================================

NET SALES

      Net sales for the third quarter of fiscal 2000 were $79.2 million, an increase of $1.3 million, or 1.7% as compared to net sales for the third quarter of fiscal 1999. Although the total dozens of eggs sold increased in the current quarter, egg selling prices were down significantly as compared with prices a year ago. Dozens sold for the current quarter were 138.2 million dozen, an increase of 30.7 million dozen, or 28.6% as compared to the third quarter of last year. The Smith Farms acquisition in September 1999 and the Hudson Brothers acquisition in May 1999 accounted for substantially all of the increase in dozens sold. The Company's net average selling price per dozen for the fiscal 2000 third quarter was $.536, compared to $.679 for the third quarter of last year, a decrease of 21.1%. The Company's net average selling price per dozen is the average selling price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Although domestic demand was good, increased egg supply and weak export demand caused egg prices to decrease during the third quarter of this fiscal year. Feed sales to outside producers also decreased for the current quarter as a result of lower tons sold and lower cost of feed ingredients which brought market prices for feed down.

      Net sales for the thirty-nine weeks ended February 26, 2000 were $209.3 million, a decrease of $15.3 million, or 6.8 %, as compared to the same period last fiscal year. As in the current quarter discussed above, an increase in dozens sold was offset by a sharp decrease in egg selling prices. Dozens sold for the current 39 week period were 379.3 million as compared to 321.1 million for last fiscal year, an increase of 18.1%. The recent acquisitions accounted for most of the increase. For the current 39 week period, the Company's net average selling price per dozen was $.512, compared to $.638 per dozen last fiscal year, a decrease of $.126 per dozen, or 19.7%. As discussed above, increased egg supply and weak export demand were the primary cause of reduced egg market prices.

      COST OF SALES

      Cost of sales for the third quarter ended February 26, 2000 was $72.6 million, an increase of $10.4 million, or 16.8%, as compared to the cost of sales of $62.2 million for last year's third quarter. The increase is the net result of an increase in total dozens sold and a decrease in feed cost per dozen produced. As discussed above, dozens sold for the current quarter increased 30.7 million dozens, or 28.6% above last year's third quarter. Of the 30.7 million dozens sold increase, 9.4 million dozens were purchased from outside egg producers. During weak egg market conditions, such as in the current fiscal year, the Company is able to purchase outside eggs at more favorable net prices which mitigates the normally higher cost of purchasing eggs from outside sources. Feed cost for the third quarter ended February 26, 2000 was $.182 per dozen as compared to last fiscal years' cost per dozen of $.197, a decrease of 7.6%. Although total dozens sold increased and cost per dozen sold improved, the sharp drop in egg selling prices resulted in a decrease in gross profit from 20.2% of net sales for the quarter ended February 27, 1999, to 8.3% for the quarter ended February 26, 2000.

      For the thirty-nine week period ended February 26, 2000, total cost of sales was $194.4 million, an increase of $8.9 million, or 4.8% as compared to the cost of sales of $185.5 million for last year. The decrease is the result of lower feed cost per dozen and an increase in dozens purchased from outside producers. Feed cost for the current 39 weeks was $.182 per dozen, compared to $.198 per dozen for last year, a decrease of $.016 per dozen, or 8.0%. Dozens sold for the current 39 weeks are 58.2 million dozens higher than last year. Of this increase, 21.1 million dozens were purchased from outside egg producers. As discussed above, the Company was able to make these purchases at more favorable net prices. The decreased feed cost and cost of outside egg purchases were not enough to offset the drop in egg selling prices, and the net result was a decrease in gross profit from 17.4% of net sales for last year to 7.1% for the current fiscal year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the third quarter ended February 26, 2000 was $10.8 million, an increase of $2.1 million, or 23.9%, as compared to the $8.7 million for last fiscal year's third quarter. The increase is primarily due to the increased dozens sold from the acquisitions mentioned above. Dozens of eggs sold for the current quarter increased 28% above the same period last year. The increase of $2.1 million was evenly split between administrative and delivery expenses. The increases in administrative expenses were primarily in payroll and related overhead, and in consulting and professional fees. All costs of delivery increased in relationship to the increased sales volume. As a percent of net sales, selling, general and administrative expense increased from 11.2% for fiscal 1999 to 13.6% for the current third quarter.

      For the thirty-nine weeks ended February 26, 2000, selling, general and administrative expense was $29.5 million, an increase of $2.6 million, or 9.5%, as compared to $26.9 million for the same period last fiscal year. The increase is related to the 18.1% increase in dozens sold from the acquisitions mentioned above. On a dozens sold basis, selling, general and administrative expense have decreased $.006, or 7.4%, per dozen for the current fiscal period. As a percent of net sales, selling, general and administrative expense increased from 12.0% for last year to 14.0% for the current year.

      OPERATING INCOME

      As the result of the above, an operating loss of $4.2 million was incurred for the third quarter ended February 26, 2000, as compared to an operating income of $7.0 million for last fiscal year's comparable quarter. As a percent of sales, the current fiscal 2000 quarter had a 5.3% operating loss, compared to a 9.0% operating income for last year.

      For the thirty-nine weeks ended February 26, 2000, an operating loss of $14.5 million was incurred, compared to a $12.2 million operating income for last fiscal year. As a percent of net sales, the current fiscal period had a 6.9% operating loss, compared to a 5.4% operating income for last year.

      OTHER EXPENSE

      Other expense for the third quarter ended February 26, 2000 was $ 2.0 million, an increase of $1.4 million, as compared to the third quarter last fiscal year. For the current quarter, net interest expense increased $1.1 million and other income decreased $229,000 from last year. Net interest expense increased as the result of increased long-term borrowing and a decrease in interest income due to lower cash equivalent investments. Other income decreased due to lower earnings from equity investments. As a percent of net sales, other expense was 2.6% for the current fiscal third quarter, compared to .9% last year.

      For the thirty-nine weeks ended February 26, 2000, other expense was $4.5 million, an increase of $2.2 million, as compared to other expense of $2.3 million for last year. For the current period, net interest expense increased $2.3 million and other income increased $60,000. The increase in interest resulted from the same activities as mentioned above in the current quarter. As a percent of net sales, other expense was 2.2% for the current fiscal period, as compared to 1.0% for last year.

      INCOME TAXES

      As a result of the above, the Company's pre-tax loss was $6.3 million for the quarter ended February 26, 2000, compared to pre-tax income of $6.3 million for last year's quarter. For the current quarter, an income tax benefit of $2.3 million was recorded with an effective tax rate of 36.1%, as compared to an income tax expense of $2.4 million with an effective rate of 37.2% for last year's comparable quarter.

      For the thirty-nine week period ended February 26, 2000, the Company's pre-tax loss was $19.0 million, compared to pre-tax income of $9.8 million for last year. For the current thirty-nine week period, an income tax benefit of $7.0 million was recorded with an effective tax rate of 36.5%, as compared to an income tax expense of $3.7 million with an effective rate of 37.6% for last year's comparable period.


      NET INCOME (LOSS)

      Net loss for the third quarter ended February 26, 2000 was $4.0 million, or $.32 per basic share, compared to net income of $4.0 million, or $.31 per basic share for last fiscal year's third quarter.

      For the thirty-nine week period ended February 26, 2000, net loss was $12.1 million, or $.98 per basic share, compared to last fiscal year's net income of $6.1 million, or $.47 per basic share.


      CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at February 26, 2000 was $30.3 million, compared to $48.5 million at May 29, 1999. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had $34 million available for use under its line of credit with three banks at February 26, 2000. The Company's long-term debt at that date, including current maturities and capitalized lease obligations, totaled $121.1 million.

      Substantially all trade receivables collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current, cash-flow, and interest coverage ratios, among other restrictions. For the current quarter, the Company did not meet its interest coverage ratio and tangible net worth requirements pertaining to three long-term note payable agreements totaling $51 million. It also did not meet its funded debt ratio requirement pertaining to one of these long-term note payable agreements and its $35 million line of credit. The Company does not anticipate meeting these requirements in the fourth quarter of fiscal 2000. It has received a waiver of these requirements for the third and fourth quarters of fiscal 2000 and anticipates amending the agreements to ensure compliance with these requirements in fiscal 2001. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the company.

      For the thirty-nine weeks ended February 26, 2000, $10.1 million in net cash was used in operating activities. This compares to $19.4 million in net cash that was provided by operating activities for the comparable period last fiscal year. In the current thirty-nine week period, $4.5 million was used for purchases of property, plant and equipment, $12.7 million used for construction projects, and $36.2 million used in acquisition of a shell egg operation. Approximately $1.0 million was used for purchase of common stock, and $456,000 was used for payment of dividends on the common stock. The Company, as a 50% member, invested $1.2 million, and loaned $1.5 million in the construction of a joint venture egg operation in Utah, Delta Egg Farm, LLC. The Company received $1.0 million from borrowings under its line of credit and long-term borrowings of $40.3 million. Principal payments of $3.2 million were made on long-term debt. The net result was a decrease in cash of $28.7 million.

      In September 1999, the Company obtained additional borrowings of $16.0 million, received a commitment for an additional $15.0 million over the next two years for construction purposes, and revised terms for approximately $9.3 million in existing long-term debt. The additional borrowings of $16.0 million has an average life of approximately 10.6 years and an interest rate of 8.26%.

The revised terms for the $9.3 million debt will initiate in December 2003 and include a 15-year amortization. The debt is secured by certain assets located in Ohio, Kentucky, and Tennessee.

      In February 2000, the Company obtained a $14.0 million note payable with a 10-year amortization period and an interest rate of LIBOR plus 1.75% maturing in 2000. The note payable is secured by certain assets acquired from Smith Farms.

      For the comparable period last fiscal year, $3.1 million was used for purchases of property, plant, and equipment, and $6.6 million used in construction projects. The Company invested $1.5 million in the Delta Egg Farm joint venture egg operations in Utah. Net cash of $4.4 million was received from sales of property, plant, and equipment, and from notes receivable. Additional long-term borrowings of $6.4 million were received and repayments of $3.8 million were made. Approximately $1.5 million was used in payment of stock dividends and purchases of treasury stock. The net result was an increase in cash of $13.7 million

      At February 26, 2000, the Company had expended, since the start of the project, approximately $13.5 million for construction of new shell egg production, processing and feed mill facilities in Waelder, Texas. The estimated cost of construction is approximately $18.7 million with anticipated borrowings in fiscal 2000 of approximately $10.4 million from an insurance company.

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

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      Exhibit
      Number         Exhibit

        27           Financial data schedule

b.    Reports on Form 8-K

No current report on Form 8K was filed by the Company covering an event during the third quarter of fiscal 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  April 06,2000                            /s/BOBBY J. RAINES
                                                ------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  April 06,2000                            /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)