Form 10-K
period 2000-06-03
CAL MAINE FOODS INC
filed 2000-08-21
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR FISCAL YEAR ENDED JUNE 3, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 10, 2000, 10,983,988 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $11,466,400, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on October 5, 2000, to be filed with the Securities and Exchange Commission on or about September 5, 2000.

                               TABLE OF CONTENTS

                                    Part I


                                                                    Page


Item                                                                     Number
----                                                                     ------

1.    Business................................................................3
2.    Properties .............................................................7
3.    Legal Proceedings ......................................................8
4.    Submission of Matters to a Vote of Security Holders ....................8

                                    Page II

5.    Market for the Registrant's Common
      Stock and Related Stockholder Matters ................................. 9

6.    Selected Financial Data ...............................................10

7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................10

7A.   Quantitative and Qualitative Disclosures About Market Risk ............15

8.    Financial Statements and Supplementary Data ...........................15

9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................15

                                   Part III

10.   Directors and Executive Officers of the Registrant ....................16

11.   Executive Compensation ................................................16

12.   Security Ownership of Certain Beneficial Owners and Management.........16

13.   Certain Relationships and Related Transactions ........................16

                                    Part IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .......16

                                    PART I

ITEM 1.  BUSINESS
         General

      Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated in Delaware in 1969. The Company's primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 98% of the Company's net sales in fiscal 2000 and 1999. Egg products operations, which accounted for approximately 4% of the Company's net sales in fiscal 1998, were discontinued in May 1998. The Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 2000, had sales of approximately 526 million dozen shell eggs. This volume represents approximately 12.9% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to the "Company" or "Cal-Maine" include all subsidiaries of the Company.

         Growth Strategy and Acquisitions

      The Company pursues an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated ten acquisitions, adding an aggregate of 21 million layers to its capacity, and built five new
"in-line" shell egg production and processing facilities and one pullet growing facility, adding 5.0 million layers and 1.2 million growing pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 300 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The new "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

      As a result of the Company's growth strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 19.2 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 428 million for the past five fiscal years. Net sales amounted to $287.1 million in fiscal 2000, more than four times net sales of $69.9 million in fiscal 1988.

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

          ACQUISITIONS OF EGG PRODUCTION AND PROCESSING FACILITIES

                                                                              Layers          Purchase
 Fiscal Year(1)     Seller                                 Location          Acquired          Price
 --------------     ------                                 --------          --------         --------
1989                Egg City, Inc.                        Arkansas          1,300,000         $ 6,716,000
1990                Sunny Fresh Foods, Inc.                 (2)             7,500,000          21,629,000
1991                Sunnyside Eggs, Inc.                North Carolina      1,800,000           6,000,000
1994                Wayne Detling Farms                   Ohio              1,500,000          12,194,000
1995                A & G Farms                           Kentucky          1,000,000           2,883,000
1997                Sunbest Farms                         Arkansas          600,000             1,302,000
1997                Southern Empire Egg Farm, Inc.        Georgia           1,300,000          10,654,000
1998                J&S Farms/Savannah Valley Egg         Georgia           900,000             3,745,000
1999                Hudson Brothers, Inc.                 Kentucky          1,200,000          11,534,000
2000                Smith Farms                           Texas/Arkansas    3,900,000          36,205,000
                                                                           ----------          ----------
                                    Total                                  21,000,000       $ 112,862,000
                                                                           ==========       =============

(1)   The Company's fiscal year ends on the Saturday closest to May 31.

(2)   New  Mexico,  Kansas,  Texas,  Alabama,  Oklahoma,  Arkansas  and  North
      Carolina


 Construction of Egg Production, Pullet Growing and Processing Facilities (1)


Fiscal Year                               Layer                 Pullet         Approximate
 Completed            Location          Capacity              Capacity            Cost
 ---------            --------          --------              --------        -----------
 1990              Mississippi         1,000,000               200,000        $ 10,000,000
 1992              Louisiana           1,000,000                --              10,000,000
 1992              Mississippi            --                   500,000           3,500,000
 1994              Mississippi         1,000,000                --               9,200,000
 1996              Texas               1,000,000                250,000         14,000,000
 1999              Kansas              1,250,000                250,000         21,500,000
                                       ---------              ---------       ------------
                       Total           5,000,000              1,200,000       $ 68,200,000
                                       =========              =========       ============

[FN]
      (1) Does not include construction in Waelder, Texas, commenced in fiscal 1998, and to be completed in fiscal 2001 at an estimated cost of approximately $18.7 million, adding approximately 1,300,000 layer and 300,000 pullet capacity.

      The Company proposes to continue a growth strategy calling for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 12.9% of domestic shell egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. The Company believes that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

      The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

      Shell Eggs

      Production. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 78% of its total fiscal 2000 egg production, with the balance attributable to contract producers used by the Company.

      Under Cal-Maine's arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

      The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 95% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks.

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

      Marketing. Of the 526 million dozen shell eggs sold by the Company in the fiscal year ended June 3, 2000, 388 million were produced by Company flocks.

      Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 2000, one customer, a major Texas grocery retailer, accounted for 10.5% of net sales, and the top 10 customers accounted for 53% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

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

      The annual per capita consumption of shell eggs since 1990 has ranged from 235 to 256, averaging 240, with the peak consumption of 256 occurring in 1999. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

      The Company sells the majority of its shell eggs in approximately 26 states across the southwest, southeast, mid-west and mid-Atlantic regions of the United States. Cal-Maine is a major factor in egg marketing in a majority of these states. Many states in Cal-Maine's market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of the Company's markets.

      Egg Products. The Company discontinued production of egg products in May 1998. Egg products accounted for approximately 4% of the Company's net sales in fiscal 1998.

      Specialty Eggs. The Company also produces specialty eggs such as Eggo land's Best(TM) and Farmhouse eggs. Eggo land's Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Eggo land's Best(TM) eggs, under license from Eggo land's Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Eggo land's Best(TM) eggs accounted for approximately 4.6% of the Company's net sales in fiscal 2000. "Farmhouse" brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs account for l% of net sales. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

      Livestock. The Company's livestock operations currently consist of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2% of the Company's net sales in fiscal 2000.

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

      The shell egg production and processing industry has been characterized by a growing concentration of production. In 1999, 62 producers with one million or more layers owned 78% of the 270 million total U.S. layers, compared with the 56 producers with one million or more layers owning 63.6% of the 231.9 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56.2% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

      Patents and Tradenames. The Company does not own any patents or proprietary technologies, but does market products under tradenames including Rio Grande, Farmhouse, and Sunups. Cal-Maine produces and processes Eggoland's Best(TM) eggs, under license from EB, as indicated above.

      Government Regulation. The Company is subject to federal and state regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated egg producer, the Company's shell egg facilities are subject to USDA and FDA regulation. The Company's shell egg facilities are subject to periodic USDA inspections. Cal-Maine maintains its own inspection program to assure compliance with the Company's own standards and customer specifications.

      Cal-Maine is subject to federal and state environmental laws and regulations and has all necessary permits.

      Employees. As of June 3, 2000, the Company had a total of approximately 1,840 employees of whom 1,640 worked in egg production, processing and marketing, 115 were engaged in feed mill operations, 50 in dairy activities, and 35 were administrative employees, including officers, at the Company's executive offices. About 7% of the Company's personnel is part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.  PROPERTIES

      The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas, as follows: two breeding facilities, two hatcheries, 15 feed mills, 19 production facilities, 14 pullet growing facilities, 22 processing and packing facilities, two wholesale distribution facilities, and a dairy farm. Most of the Company's property is owned and encumbered. See Notes 5, 6, and 7 of the Notes to Consolidated Financial Statements of the Company.


      The Company operates 265 over-the-road tractors and 331 trailers, of which 168 and 204 are owned, respectively, and the balance are leased.

      At June 3, 2000, the Company owned approximately 15,700 acres of land and owned facilities to:

Operation                             Capacity
---------                             --------
Hatch                     16,000,000  - pullet chicks per year
Grow (1)                  11,000,000  - pullets per year
House (2)                 16,000,000  - hens
Produce                          700  - tons of feed per hour
Process (3)                    7,000  - cases of eggs per hour

(1)   The Company uses  contract  growers for the  production of an additional
      2.3 million pullets.

(2) The Company controls approximately 20 million layers, of which 3.6 million are cared for by contract producers.

(3)   One case equals 30 dozen eggs.

      Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $132.4 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 3, 2000.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's Common Stock is traded on the NASDAQ National Market under the symbol CALM. At June 3, 2000, there were approximately 214 record holders of the Company's Common Stock and approximately 1,200 beneficial owners whose shares were held by nominees or broker dealers. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 1999 and fiscal 2000.

                                             Sales Price
                                          ----------------        Cash Dividend
 Year Ended      Fiscal Quarter           High         Low           Declared
 ----------      --------------           ----         ---        -------------
June 3, 2000     First Quarter           $ 5 1/2     $ 4 3/8          $  .0125
                 Second Quarter            4 7/8       3 11/32           .0125
                 Third Quarter             4 3/8       2 1/2             .0125
                 Fourth Quarter            4 3/32      3 1/4             .0125

May 29, 1999     First Quarter           $ 5 7/8     $ 4              $  .0100
                 Second Quarter            5 1/2       3 1/2             .0125
                 Third Quarter             5 7/16      4 1/8             .0125
                 Fourth Quarter            5 5/8       5 3/16            .0125


      There is no public trading market for the Class A Common Stock, the majority outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company.

      The Company's current cash dividend is $.0125 per share on Common Stock, representing an annual cash dividend of $.05 per share. The cash dividend is $.011875 per share on Class A Common Stock, representing an annual cash dividend of $.0475 per share. Under the terms of the Company's agreements with its principal lenders, Cal-Maine is subject to various financial covenants limiting its ability to pay dividends. The Company is required to maintain minimum levels of working capital and net worth, to limit capital expenditures, leasing transactions and additional long-term borrowings, and to maintain various current and cash-flow coverage ratios, among other restrictions. For the foreseeable future, the Company expects to retain the majority of earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Fiscal Years Ended
                                                                       ------------------
                                              June 3,        May 29,         May 30,      May 31,        June 1,
                                               2000           1999            1998          1997           1996
                                               ----           ----            ----          ----           ----
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                   $ 287,055      $ 287,954      $ 309,071      $ 292,526      $ 282,844
Cost of sales                                 268,937        242,022        264,636        236,273        230,850
                                            ----------     ----------     ----------     ----------     ----------
Gross profit                                   18,118         45,932         44,435         56,253         51,994
Selling, general and administrative            40,059         36,406         34,089         28,930         29,653
                                            ----------     ----------     ----------     ----------     ----------
  Operating income (loss)                     (21,941)         9,526         10,346         27,323         22,341
Other income (expense):
  Interest expense                             (7,726)        (5,195)        (4,583)       (4,277)         (5,487)
  Equity in income of affiliate                   130            326            294           524             721
  Other                                         2,525          3,330          2,268           783            (190)
                                            ----------     ----------     ----------     ----------     ----------
                                               (5,071)        (1,539)        (2,021)        (2,970)        (4,956)
                                            ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes             (27,012)         7,987          8,325         24,353          17,385
Income tax expense (benefit)                   (9,633)         2,907          2,946          9,508           6,460
                                            ----------     ----------     ----------     ----------     ----------
Net income (loss)                           $ (17,379)     $   5,080      $   5,379      $  14,845      $   10,925
                                            ==========     ==========     ==========     ==========     ==========
Net income (loss) per common share:
  Basic                                     $   (1.41)     $    0.39           0.41      $    1.21      $    0.94
                                            ==========     ==========     ==========     ==========     ==========
  Diluted                                   $   (1.41)     $    0.39      $    0.40      $    1.18      $    0.94
                                            ==========     ==========     ==========     ==========     ==========
Cash dividends declared per share           $  0 .048      $   0.045      $   0.020      $     .00      $      .00
                                            ==========     ==========     ==========     ==========     ==========
Weighted average shares outstanding:
  Basic                                        12,362         12,999         13,191         12,285         11,584
                                            ==========     ==========     ==========     ==========     ==========
   Diluted                                     12,362         13,114         13,428          12,560        11,584
                                            ==========     ==========     ==========     ==========     ==========
Balance Sheet Data:
Working capital                             $  18,485      $   48,501     $   56,591     $   45,390     $  26,742
Total assets                                  231,899         213,682        203,188        182,294       149,991
Total debt (including current portion)        119,736          84,004         75,498         64,436        63,426
Total stockholders' equity                    61,353           80,584          79,547        74,642        47,900


ITEM 7.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday nearest to May 31 which was June 3, 2000 (53 weeks), May 29, 1999 (52 weeks) and May 30, 1998 (52 weeks) for the most recent three fiscal years.

      The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for over 98% of the Company's net sales in fiscal 2000 and 1999. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains. Egg products operations, which accounted for approximately 4% of the Company's net sales in fiscal 1998, were discontinued in May 1998.

      The Company currently uses contract producers for approximately 22% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                        Percentage of Net Sales
                                                          Fiscal Years Ended
                                            June 3, 2000     May 29, 1999     May 30, 1998
                                            ------------     ------------     ------------
Net sales                                      100.0%           100.0%           100.0%           100.0%
Cost of sales                                   93.7             84.0             85.6             85.6
                                               -------          ------           ------           ------
Gross profit                                     6.3             16.0             14.4             14.4
Selling, general & administrative expenses      14.0             12.6             11.0             11.0
                                               -------          ------           ------           ------
Operating income  (loss)                        (7.7)             3.4              3.4             3.4
Other income (expense)                          (1.7)            (0.6)            (0.7)           (0.7)
                                               -------          ------           ------           ------
Income (loss)  before taxes                     (9.4)             2.8              2.7             2.7
Income tax expense (benefit)                    (3.3)             1.0              1.0             1.0
                                               -------          ------           ------           ------
Net income  (loss)                              (6.1)%            1.8%             1.7%            1.7%
                                               =======          ======           ======           ======

Fiscal Year Ended June 3, 2000 Compared to Fiscal Year Ended May 29, 1999

      Net Sales. Net sales for the fiscal year ended June 3, 2000 were $287.1 million, a decrease of $899,000 from net sales of $288.0 million for the fiscal year ended May 29, 1999. The decrease resulted from a $4.9 million decrease in net sales of feed to outside producers, offset by $4.0 million increase in sales of shell eggs. The increase in shell egg sales is attributable to a 23.7% increase in dozens sold and an 18.6% decrease in average selling price per dozen. Although domestic demand was good, increased egg supply and weak export demand caused egg market prices to decrease. In fiscal 2000, total dozens of shell eggs sold were 526.2 million, an increase of 100.7 million dozen, compared to 425.5 million dozen sold in fiscal 1999. Of the increased dozens sold, 70% resulted from the acquisition of the egg production and processing operations of Hudson Brothers in May 1999 and of Smith Farms in September 1999. The balance of the increase in dozens sold was purchased from outside egg producers. As a result of the decline in shell egg market prices, the Company's average selling price of shell eggs decreased from $.623 for fiscal 1999 to $.507 per dozen, a decrease of $.116 per dozen. Feed sales to outside producers decreased as a result of lower tons sold and slightly lower cost of feed ingredients during fiscal 2000 which reduced market prices for feed.

      Cost of Sales. The cost of sales in fiscal 2000 was $268.9 million, an increase of $26.9 million, or 11.1%, above fiscal 1999 cost of sales of $242.0 million. The increase is the net result of an increase in dozens sold and a slight decrease in feed cost per dozen produced. As discussed above, dozens sold for fiscal 2000 increased 100.7 million dozen, or 23.7%. Of the increase in dozens sold, 27.7 million dozens were purchased from outside egg producers, an increase of 25.0% above last fiscal year. During weak egg market conditions as described above, the Company is able to purchase outside eggs at more favorable net prices which mitigates the normally higher cost of purchasing eggs from outside sources. A good 1999 corn and soybean harvest resulted in slight decreases in cost of feed ingredients. Feed cost for fiscal 2000 was $.188 per dozen, compared to $.195 per dozen for last fiscal year, a decrease of $.007 per dozen, or 3.6%. Decreased feed cost and cost of outside egg purchases were not enough to offset the 18.6% drop in egg selling prices, and the net result was a decrease in gross profit from 16.0% of net sales for fiscal 1999 to 6.3% for fiscal 2000.

      Selling, General and Administrative Expenses. Selling, general, and administrative expense in fiscal 2000 was $40.1 million, an increase of $3.7 million, or 10.0%, as compared to $36.4 million for fiscal 1999. The increase is due to increased payroll and related expenses from the acquisitions of Hudson Brothers in May 1999 and Smith Farms in September 1999 and due to increased delivery costs from the increased dozens sold. On a cost per dozen sold basis, selling, general and administrative expense decreased from $.086 per dozen for fiscal 1999 to $.076 per dozen for fiscal 2000, a decrease of $.01 per dozen sold, or 11.6%. As a percent of net sales, selling, general and administrative expense increased from 12.6% from fiscal 1999 to 14.0% for fiscal 2000.

      Operating Income (Loss) . As a result of the above, the Company's operating loss was $21.9 million, as compared to an operating income of $9.5 million for fiscal 1999. As a percent of net sales, the operating loss for fiscal 2000 was 7.7%, as compared to an operating income of 3.4% for fiscal 1999.

      Other Income (Expense). Other expense for fiscal 2000 was $5.1 million, an increase of $3.6 million, as compared to other expense of $1.5 million for fiscal 1999. For fiscal 2000, interest expense increased $2.5 million and net other income decreased $1.0 million. Interest expense increased due to increased borrowings. Other income decreased primarily from a decrease in interest earned due to lower cash equivalent investments. As a percent of net sales, other expense was 1.7% for fiscal 2000, compared to 0.6% for fiscal 1999.

      Income Taxes. As a result of the above, the Company's pre-tax loss was $27.0 million, compared to pre-tax income of $8.0 million for fiscal 1999. For fiscal 2000, the Company's income tax benefit totaled $9.6 million with an effective rate of 35.7%, as compared to income tax expense of $2.9 million with an effective rate of 36.4% for fiscal 1999.

      Net Income (Loss). As a result of the above, net loss for fiscal 2000 was $17.4 million or $1.41 per basic and diluted share, compared to net income of $5.1 million, or $.039 per basic and diluted share for fiscal 1999.

Fiscal Year Ended May 29, 1999 Compared to Fiscal Year Ended May 30, 1998

      Net Sales. Net sales in the fiscal year ended May 29, 1999 were $288.0 million, a decrease of $21.1 million, or 6.8%, from net sales of $309.1 million in the fiscal year ended May 30, 1998. The closure of the egg products division, in fiscal 1998, accounted for $12.9 million of the decrease in net sales for fiscal 1999. The balance of the decrease was the result of lower selling prices for eggs. Due to increased egg supplies and lower exports, average shell egg market prices declined approximately 5.4%. In response to declining market prices, Cal-Maine's net average selling price of shell eggs decreased from $.657 per dozen for fiscal 1998 to $.623, a decrease of $.034 per dozen, or 5.2%. Total dozens of eggs sold remained about the same for both fiscal years, 425.5 million dozen for fiscal 1999, compared to 424 million for fiscal 1998, an increase of 1.5 million dozens. Outside feed sales increased $2.4 million, or approximately 15.0%, for fiscal 1999. The increase was the net result of an increase of 43.0% in tons of feed sold to outside producers, offset by a decrease of 20.0% in the net selling price per ton. Lower cost of feed ingredients resulted in lower market prices for feed.

      Cost of Sales. The cost of sales in fiscal 1999 was $242.0 million, a decrease of $22.6 million, or 8.5%, under the fiscal 1998 cost of sales of $264.6 million. The closed egg products division accounted for $13.0 million of the fiscal 1999 decrease. The balance of the decrease was mostly due to decreases in cost of feed ingredients, and lower shell egg market prices. The lower cost of feed ingredients was the result of a large 1998 corn and soybean harvest and indications of continued favorable feed prices as the 1999 crop season began. Feed cost per dozen eggs produced during fiscal 1999 was $.195, compared to $.248 per dozen in fiscal 1998, a decrease of 21.4%. During fiscal 1999, the Company purchased 116.0 million dozens from outside sources, compared to 101.8 million dozen during fiscal 1998, an increase of 13.9%. Due to decreased egg market prices, as discussed above, the Company was able to purchase outside eggs at more favorable net prices. Lower shell egg market prices, offset by improvements in egg production and purchased egg costs, resulted in an increase in gross profit from 14.4% of net sales for fiscal 1998 to 16.0% of net sales for fiscal 1999.

      Selling, General and Administrative Expenses. Selling, general, and administrative expenses in fiscal 1999 were $36.4 million, an increase of $2.3 million, or 6.7%, as compared to $34.1 million for fiscal 1998. The increases are mostly in payroll and payroll related expenses, including cash payments to certain employees to terminate stock options and employee health insurance costs. During the second quarter of fiscal 1999, the Company, in accordance with FASB Statement 121, incurred an impairment change of $500,000 on a facility, including feed mill and production and distribution properties, that was closed. In fiscal 1999, franchise fees increased almost $500,000 as the Company expands its markets for specialty brands of eggs, primarily Eggland's Best. Sales of the specialty brands for fiscal 1999 were 5.2% of net sales, as compared to 3.4% for fiscal 1998, and 1.0% for fiscal 1997. Other costs, including delivery, remained approximately the same during both fiscal years. As a percent of net sales, general and administrative expenses increased from 11.0% for fiscal 1998 to 12.6% for fiscal 1999.

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

      Capital Resources and Liquidity. The Company's working capital at June 3, 2000 was $18.5 million compared to $48.5 million at May 29, 1999. The Company's current ratio was 1.36 at June 3, 2000 as compared with 2.17 at May 29, 1999. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $7.5 million was outstanding at June 3, 2000. The Company's long-term debt at June 3, 2000, including current maturities, amounted to $119.7 million, as compared to $84.0 million at May 29, 1999.

      For the fiscal year ended June 3, 2000, $11.1 million was used in operating activities. The Company had $7.5 million in net borrowings under its line of credit, additional long-term borrowings of $40.3 million, $1.7 net proceeds from the disposal of property, plant and equipment and $3.0 million net proceeds from notes receivable and investments. In the 2000 fiscal year, $35.6 million was used in the acquisition of a shell egg production and processing business, $15.5 million was used for construction projects, and $12.4 million for purchases of property, plant and equipment. Approximately $1.2 million was used for purchases of common stock for treasury and $611,000 for dividend payments on the common stock. Principal payments of $4.6 million were made on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $29.7 million for fiscal 2000.

      Certain key industry indicators for shell eggs are currently favorable for fiscal 2001. Baby chicks placed during the first six months of calendar 2000 are down over 5% compared to the same period last year. This will tend to reduce the nationwide laying flock size in the year ahead. Current projections for total laying flock size in the U. S. during the Company's fiscal 2001 are only slightly larger than last fiscal year. With anticipated improved demand by the egg industry, this should result in higher selling prices for eggs. Current industry indications and projections are for a big corn and soybean crop in the fall of 2000. This should ensure favorable cost of feed for the fiscal year ahead.

      Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 3, 2000, the Company did not meet certain of these provisions on its line of credit agreement and substantially all of its long-term debt agreements. The Company has obtained amendments to the loan agreements or waivers of these requirements through fiscal 2001. The Company is in compliance with the amended or waived provisions. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

      At June 3, 2000 the Company had $9.6 million in construction-in-process which primarily represents construction of new shell egg production and processing facilities in Waelder, Texas and a feed mill in Chase, Kansas. The estimated cost to complete construction of the Waelder facility and Chase feed mill in fiscal 2001 is approximately $3.4 million. The Company has a commitment from an insurance company to receive $13.4 million in long-term borrowings applicable to the Waelder facility. In addition to the completion of the Waelder facility and Chase feed mill, the Company has projected capital expenditures of $15.0 million fiscal 2001, which will be funded by cash flows from operations and additional long-term borrowings.

      As part of the Smith Farms purchase in September 1999, the Company is continuing the construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects are being funded by a leasing company. Total cost of the Searcy facility is approximately $20.0 million and completion is expected in the last quarter of fiscal 2001. Total cost of the Flatonia facility is approximately $16.0 million and completion is anticipated in the second quarter of fiscal 2002. These facilities will be leased with seven year terms and accounted for as operating leases.

      The Company has $2.9 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $2.9 million deferred tax liability would reduce the Company's cash, but would not impact the Company's consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on the Company's consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

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

See Note 11 to the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, schedules, and supplementary data required by this item are listed in Item 14(a) of this report and included at pages F-1 through F-15.

Quarterly Financial Data: (unaudited , amounts in thousands, except per share data)

                                             Fiscal Year 2000
                                             ----------------
                              First        Second         Third        Fourth
                             Quarter       Quarter       Quarter       Quarter
                            ---------------------------------------------------
Net sales                   $ 59,055      $ 71,054      $ 79,191      $ 77,755
Gross profit                   1,733         6,667         6,547         3,171
Net loss                      (5,364)       (2,732)       (3,997)       (5,286)
Net loss per share:
 Basic                      $   (.43)     $   (.22)     $   (.32)     $   (.43)
 Diluted                    $   (.43)     $   (.22)     $   (.32)     $   (.43)


                                             Fiscal Year 1999
                                             ----------------
                              First        Second         Third        Fourth
                             Quarter       Quarter       Quarter       Quarter
                            ---------------------------------------------------
Net sales                   $ 68,785      $ 77,948      $ 77,861      $ 63,360
Gross profit                   6,081        17,303        15,691         6,857
Net income (loss)             (2,087)        4,254         3,979        (1,066)
Net income per share:
 Basic                      $   (.16)     $    .32      $    .31      $   (.08)
 Diluted                    $   (.16)     $    .32      $    .30      $   (.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors and executive officers is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

         The information concerning executive compensation is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM  14. EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements

            The consolidated financial statements of the Company listed on the accompanying index to consolidated financial statements are filed as part of this report.

      (b)   Reports on Form 8-K

            No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 2000. No amendments to previously filed Forms 8-K were filed during the fourth quarter of fiscal 2000.

      (c)   Exhibits Required by Item 601 of Regulation S-K

      The following  exhibits are filed herewith or incorporated by reference:

Exhibit                                          Exhibit
Number                                           -------
-------

2 Sale and exchange agreements dated September 13, 1999, by and among B & N Poultry, et al., and Cal-Maine Foods, Inc. (Omitted exhibits will be furnished supplementally to the Commission upon request) *******
3.1   Amended and Restated Certificate of Incorporation of the Registrant.*
3.2   By-Laws of the Registrant, as amended.*
4.1 See Exhibits 3.1 and 3.2 as to be the rights of holders of the Registrant's common stock.
4.2   Form of  Warrant  Agreement  (including  form of Common  Stock  Purchase
      Warrant).*

10.1 Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland," New York Branch, and Amended and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and Barclays Banks PLD (New York) and Cooperatieve Centrale
      Raiffeisen-Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto (without exhibits).*
10.1(a)Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3,
      1997 (without exhibits). **
10.2 Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*
10.3 Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).* 10.4 Employee Stock Ownership Plan, as Amended and Restated.* +
10.5  1993 Stock Option Plan, as Amended.* +
10.6 Wage Continuation Plan, dated as of January1, 1986, among R.K. Looper, B.J. Raines, and the Registrant.* +
10.6(a) Amendment dated October 29, 1997 to Wage  Continuation  Plan, dated as of January 1, 1986, between B.J. Raines and the Registrant. ****+
10.7 Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.* +
10.8 Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.* +
10.9 Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr.*
10.10 Note Purchase Agreement, dated December 18, 1997, among Cal-Maine Foods, Inc., Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) ***

10.11 Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott, and the Registrant *****+

10.12 Secured note purchase agreement dated September 28, 1999 among Cal-Maine Foods, Inc., Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) ******

10.13 1999 Stock Option Plan *********+

21    Subsidiaries of the Registrant

23    Consent of Independent Auditors

27    Financial Data Schedule

+     Management contract or compensatory plan.

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

***** Incorporated by reference to the same exhibit number in Registrant's Form 10-K for fiscal year ended May 29, 1999.

****** Incorporated by reference to the same exhibit number in Registrant's Form 10-Q for the quarter ended November 27, 1999.

******* Incorporated  by reference to the same exhibit number in  Registrant's
        Form 8-K, dated September 30, 1999.

********Incorporated  by  reference  to  Registrant's  form  S-8  Registration
        Statement No. 333-39940, dated June 23, 2000.


The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(d)   Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page S-1. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 17th day of August, 2000. CAL-MAINE FOODS, INC.

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

      SIGNATURE                      TITLE                           DATE

 /s/FRED R. ADAMS, JR.     Chairman of the Board and           August 17, 2000
 ---------------------     Chief Executive Officer
    Fred R. Adams, Jr      (Principal Executive Officer)

 /s/RICHARD K. LOOPER      Vice Chairman of the Board          August 17, 2000
 --------------------      and Director
    Richard K. Looper

 /s/ADOLPHUS B. BAKER      President and Director              August 17, 2000
 --------------------
    Adolphus B. Baker

 /s/BOBBY J. RAINES        Vice President, Chief Financial     August 17, 2000
 ------------------        Officer, Treasurer, Secretary
    Bobby J. Raines        and Director
                           (Principal Financial Officer)

 /s/CHARLES F. COLLINS     Vice President, Controller          August 17, 2000
 ---------------------     and Director
    Charles F. Collins     (Principal Accounting Officer)

 /s/JACK B. SELF           Vice President and Director         August 17, 2000
 ---------------
    Jack B. Self

 /s/JOE M. WYATT           Vice President and Director         August 17, 2000
 ---------------
    Joe M. Wyatt

                           Director                            August 17, 2000
 ------------
    D. Cox

                           Director                            August 17, 2000
 --------------------
    Faser Triplett

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of  Independent Auditors.............................................F-2

Consolidated Balance Sheets as of June 3, 2000, and May 29, 1999............F-3

Consolidated Statements of Operations for the years ended June 3, 2000,
  May 29, 1999 and May 30, 1998.............................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
  June 3, 2000, May 29, 1999 and May 30, 1998...............................F-5

Consolidated Statements of Cash Flows for the years ended June 3, 2000,
  May 29, 1999, and May 30, 1998............................................F-6

Notes to Consolidated Financial Statements..................................F-7

                        Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of June 3, 2000 and May 29, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 3, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at June 3, 2000 and May 29, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 3, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/   Ernst & Young LLP


Jackson, Mississippi
July 14, 2000

                    Cal-Maine Foods, Inc. and Subsidiaries

                                                                               June 3         May 29
                                                                                2000           1999
                                                                            -------------------------
Assets
Current assets:
  Cash and cash equivalents                                                 $  6,541       $  36,198
  Receivables:
    Trade receivables, less allowance for doubtful
      accounts of $305 in 2000 and $52 in 1999                                13,075          11,667
    Note receivable from affiliate                                               271           2,500
    Other                                                                      1,224             450
                                                                            ---------      ----------
                                                                              14,570          14,617
  Recoverable federal and state income taxes                                   4,509               -
  Inventories                                                                 43,913          38,353
  Prepaid expenses and other current assets                                      797             771
                                                                            ---------      ----------
  Total current assets                                                        70,330          89,939
  Other assets:
    Notes receivable and investments                                           7,932           7,468
    Goodwill                                                                   3,390           4,260
    Other                                                                      2,110           2,104
                                                                            ---------      ----------
                                                                              13,432          13,832
Property, plant and equipment, less accumulated
  depreciation                                                               148,137         109,911
                                                                            ---------      ----------
  Total assets                                                              $231,899       $ 213,682
                                                                            =========       =========

Liabilities and stockholders' equity
Current liabilities:
  Note payable to bank                                                      $  7,500       $       -
  Trade accounts payable                                                      17,113          16,597
  Federal and state income taxes payable                                           -           1,484
  Accrued wages and benefits                                                   4,962           4,975
  Accrued expenses and other liabilities                                       3,878           3,970
  Current maturities of long-term debt                                         7,105           4,118
  Deferred income taxes                                                       11,287          10,294
                                                                            ---------      ----------
Total current liabilities                                                     51,845          41,438
Long-term debt, less current maturities                                      112,631          79,886
Other noncurrent liabilities                                                   1,489           1,489
Deferred income taxes                                                          4,581          10,285
                                                                            ---------      ----------
Total liabilities                                                            170,546         133,098
Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200                                   176             176
  Class A common stock, $.01 par value:
    Authorized shares - 1,200,000
    Issued and outstanding shares - 1,200,000                                     12              12
  Paid-in capital                                                             18,784          18,784
  Retained earnings                                                           53,535          71,525
  Common stock in treasury (6,550,912 shares in 2000 and 6,257,712
    shares in 1999)                                                          (11,154)         (9,913)
                                                                            ---------      ----------
Total stockholders' equity                                                    61,353          80,584
                                                                            ---------      ----------
Total liabilities and stockholders' equity                                 $ 231,899       $ 213,682
                                                                           ==========      ==========

SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)


                                                         Fiscal Year Ended
                                             -----------------------------------------
                                               June 3         May 29         May 30
                                                2000           1999           1998
                                             -----------------------------------------
Net sales                                    $ 287,055      $ 287,954       $ 309,071
Cost of sales                                  268,937        242,022         264,636
                                             -----------    ----------      ----------
Gross profit                                    18,118         45,932          44,435
Selling, general and administrative             40,059         36,406          34,089
                                             -----------    ----------      ----------
Operating income (loss)                        (21,941)         9,526          10,346

Other income (expense):
   Interest expense                             (7,726)        (5,195)         (4,583)
   Interest income                                 748          2,202           1,371
   Equity in income of affiliates                  130            357             294
   Other, net                                    1,777          1,097             897
                                             -----------    ----------      ----------
                                                (5,071)        (1,539)         (2,021)
                                             -----------   -----------      ----------
Income (loss) before income taxes              (27,012)         7,987           8,325
Income tax expense (benefit)                    (9,633)         2,907           2,946
                                             -----------   -----------      ----------
Net income (loss)                            $ (17,379)    $    5,080       $   5,379
                                             ===========   ===========      ==========

Net income (loss) per share:
   Basic                                     $    (1.41)   $      .39    $        .41
                                             ===========   ===========      ==========
   Diluted                                   $    (1.41)     $    .39    $        .40
                                             ===========   ===========      ==========
Weighted average shares outstanding:
   Basic                                         12,362        12,999          13,191
                                             ===========   ===========      ==========
   Diluted                                       12,362        13,114          13,428
                                             ===========   ===========      ==========


SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                   (in thousands, except per share amounts)


                                                       Common Stock
                                   -----------------------------------------------------
                                                    Class A  Class A  Treasury  Treasury    Paid-in  Retained
                                    Shares  Amount  Shares   Amount    Shares    Amount     Capital  Earnings   Total
                                   ------------------------------------------------------------------------------------------------
Balance at May 31, 1997            17,565   $176    1,200     $12      5,583    $ (6,234)   $18,785  $  61,903  $ 74,642
  Redemption of fractional shares
    of common stock                     -      -        -       -          -           -         (1)         -        (1)
  Purchases of common stock for         -      -        -       -         50        (311)         -          -      (311)
    treasury
  Sale of common stock from
    treasury                            -      -        -       -        (25)         89          -          -        89
  Cash dividends paid ($.020 per
    common share)                       -      -        -       -          -           -          -       (251)     (251)
  Net income for fiscal 1998            -      -        -       -          -           -          -      5,379     5,379
                                   ------------------------------------------------------------------------------------------------
Balance at May 30, 1998            17,565    176    1,200      12      5,608      (6,456)    18,784     67,031    79,547
  Purchases of common stock
    for treasury                        -      -        -       -        650      (3,457)         -          -    (3,457)
  Cash dividends paid ($.045 per        -      -        -       -          -           -          -       (586)     (586)
    common share)
  Net income for fiscal 1999            -      -        -                  -           -          -      5,080     5,080
                                   ------------------------------------------------------------------------------------------------
Balance at May 29, 1999            17,565    176    1,200      12      6,258      (9,913)    18,784     71,525    80,584
  Purchases of common stock
    for treasury                        -      -        -       -        293      (1,241)                         (1,241)
  Cash dividends paid ($.048 per
    common share)                                                                                        (611)      (611)
  Net loss for fiscal 2000                                                                             (17,379)  (17,379)
                                   ------------------------------------------------------------------------------------------------
Balance at June 3, 2000            17,565   $176    1,200     $12      6,551    $(11,154)   $18,784   $ 53,535  $ 61,353
                                   ================================================================================================


SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                  Fiscal year ended
                                                                       -------------------------------------
                                                                         June 3        May 29        May 30
                                                                          2000          1999          1998
                                                                       -------------------------------------
Cash flows from operating activities
Net income (loss)                                                      $(17,379)     $  5,080      $  5,379
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                          15,806        12,199        12,017
  Provision for doubtful accounts                                           430            51           361
  Deferred income taxes                                                  (4,711)          (92)          805
  Equity in income of affiliates                                           (130)         (357)         (294)
  Gain on disposal of property, plant and equipment                      (1,537)         (355)          (27)
Change in operating assets and  liabilities,  net of effects from purchases of shell egg production and processing businesses:
    Receivables and other assets                                         (3,821)        1,891          (321)
    Inventories                                                           1,420         5,967         3,675
    Accounts payable, accrued expenses and deferred expenses             (1,144)         (317)        3,312
                                                                       -------------------------------------
Net cash provided by (used in) operating activities                     (11,066)       24,067        24,907

Cash flows from investing activities
Purchases of property, plant and equipment                              (27,922)      (15,911)      (14,831)
Purchases of shell egg production and processing businesses             (35,578)      (12,161)       (3,745)
Payments received on notes receivable and from investments                2,995           798           297
Increase in notes  receivable and investments                            (1,134)       (4,603)         (725)
Net proceeds from disposal of property, plant and equipment               1,668         5,122           898
                                                                       -------------------------------------
Net cash used in investing activities                                   (59,971)      (26,755)      (18,106)

Cash flows from financing activities
Net borrowings on note payable to bank                                    7,500              -             -
Long-term borrowings                                                     40,295        13,135        35,800
Principal payments on long-term debt and capital leases                  (4,563)      (11,332)      (24,738)
Purchases of common stock for treasury                                   (1,241)       (3,457)         (311)
Sales of common stock from treasury                                           -              -           89
Payments of dividends                                                      (611)         (586)         (251)
Redemption of fractional shares of common stock                               -              -           (1)
                                                                       -------------------------------------
Net cash provided by (used in) financing activities                      41,380        (2,240)       10,588
                                                                       -------------------------------------
Increase (decrease) in cash and cash equivalents                        (29,657)       (4,928)       17,389
Cash and cash equivalents at beginning of year                           36,198        41,126         23,737
                                                                       -------------------------------------
Cash and cash equivalents at end of year                               $  6,541      $ 36,198      $ 41,126
                                                                       =====================================


SEE ACCOMPANYING NOTES.

                    Cal-Maine Foods, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
              ( in thousands, except share and per share amounts)
                                 June 3, 2000


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

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 10.5% of the Company's net sales in fiscal 2000 and no single customer accounted for more than 10% of the Company's net sales in fiscal 1999 or 1998.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which is 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment.

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

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

Net Income (Loss) per Common Share

Basic net income (loss) per share is based on the weighted average common shares outstanding. Diluted net income (loss) per share includes any dilutive effects of options and warrants.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). The provisions of SFAS No. 133 and related amendments require all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value through income. Management has not determined the effect of the adoption of this statement on the earnings and financial position of the Company when it becomes effective for fiscal 2002.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31 which was June 3, 2000 (53 weeks), May 29, 1999 (52 weeks) and May 30, 1998 (52 weeks), for the most recent three fiscal years.

2.    Acquisitions

In September 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Smith Farms, Inc. and certain related companies ("Smith Farms") for cash of $36,205. The assets purchased were Smith Farms' egg production and processing businesses in Texas and Arkansas, and included approximately 3.9 million laying hens and growing pullets. The purchase price was allocated to the assets acquired and consisted primarily of accounts receivable, inventories and property, plant and equipment.

In May 1999, The Company purchased all of the issued and outstanding common stock of a shell egg production and processing business for $12,161, net of cash acquired. The purchase price was reduced by $627 in fiscal 2000 based upon the final tax accounting of the company acquired for the period prior to the acquisition. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed resulting in goodwill of $3,633, which is being amortized on the straight-line method over 15 years.

In November 1997, the Company purchased certain operating assets of a shell egg production and processing business for $3,745.

Unaudited pro forma results of operations of the Company, including the companies acquired in fiscal 1999 and 2000, for the periods prior to its acquisition by the Company were as follows:

                                                       FISCAL YEAR ENDED
                                                  JUNE 3              MAY 29
                                                   2000                1999
Net sales                                        $298,392            $362,507
Net income (loss)                                 (18,644)              5,334
Net income (loss) per basic share                   (1.51)                .41
Net income (loss) per diluted share                 (1.51)                .41


Pro forma results do not purport to be indicative of actual results had the acquisition been made at May 31, 1998 or the results that may occur in the future.

These acquisitions were accounted for by the purchase method of accounting. The operating results of these businesses acquired are included in the consolidated statements of operations of the Company for the periods subsequent to the acquisition dates.

3.    Investment in Affiliates

The Company owns 50% of Cumberland Mills JV, Specialty Eggs LLC and Delta Eggs LLC and 41.5% of American Egg Products, Inc. at June 3, 2000. The Company owned 50% of BCM Egg Company ("BCM") a partnership, through May 2000, at which time the Company acquired the other 50% partnership interest. Investment in affiliates, recorded using the equity method of accounting, totaled $5,449 and $4,109 at June 3, 2000 and May 29, 1999, respectively. Equity in earnings of $130, $357 and $284, from these entities have been included in the consolidated statements of operations for fiscal 2000, 1999 and 1998, respectively. The Company purchased $2,589, $4,863 and $5,189 of eggs from BCM during each of those fiscal years, which represented a significant percentage of BCM's sales. Note receivable from affiliate at June 3, 2000 and May 29, 1999 consisted of a $271 and $2,500, respectively, demand note receivable from Delta Eggs LLC accruing interest at prime minus 1.00%.

4.    Inventories

Inventories consisted of the following:

                                                  JUNE 3             MAY 29
                                                   2000               1999
         Flocks                                  $  28,417           $  24,662
         Eggs                                        2,417               2,471
         Feed and supplies                          10,028               7,847
         Livestock                                   3,051               3,373
                                                 ------------------------------
                                                 $  43,913           $  38,353
                                                 ==============================

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                  JUNE 3             MAY 29
                                                   2000               1999
         Land and improvements                   $  31,074           $  23,635
         Buildings and improvements                 81,989              65,985
         Machinery and equipment                   114,408              85,320
         Construction-in-progress                    9,627               9,414
                                                 ------------------------------
                                                   237,098             184,354
         Less accumulated depreciation              88,961              74,443
                                                 ------------------------------
                                                 $ 148,137           $ 109,911
                                                 ==============================


Depreciation expense was $15,349, $11,958 and $11,595 in fiscal 2000, 1999 and 1998, respectively.

6.    Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at June 3, 2000 are as follows:

         2001                               $    6,102
         2002                                    5,348
         2003                                    4,231
         2004                                    3,995
         2005                                    3,697
         Thereafter                              4,308
                                                 -----
         Total minimum lease payments       $   27,681
                                            ==========


Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $7,044, $3,824 and $3,979 in fiscal 2000, 1999 and 1998, respectively. Included in rent expense are vehicle rents totaling $2,729, $1,777 and $1,876 in fiscal 2000, 1999 and 1998, respectively.

7.    Credit Facilities and Long-Term Debt

Long-term  debt  consisted  of  the  following:

                                                                         June 3               May 29
                                                                          2000                 1999
Note payable at 6.7%; due in monthly installments
  of $100, plus interest, maturing in 2009                              $  16,800            $18,000
Note payable at a variable rate (8.36% at June 3, 2000;
  due in quarterly installments of $350, plus interest,
  maturing in 2007                                                         13,650                  -
Note payable at 8.26%; due in monthly installments of
  $155 beginning in 2004, including interest, maturing
  in 2015                                                                  16,000                  -
Series A Senior Secured Notes at 6.87%; due in annual
  principal installments of $1,917 beginning on
  December 2002 through 2009 with interest due
  semi-annually                                                            11,500             11,500
Series B Senior Secured Notes at 7.18%; due in annual
  principal installments of $2,143 beginning in
  December 2003 through 2009 with interest due
  semi-annually                                                            15,000             15,000
Industrial revenue bonds at 7.21%; due in monthly
  installments of $120, including interest,
  maturing in 2011                                                         12,656             13,191
Note payable at 7.64%; due in monthly installments of
  $114, including interest, maturing in 2004                                8,578              9,269
Note payable at 7.75%; due in monthly installments of
  $55, plus interest, maturing in 2004                                      6,070              6,675
Note payable at 8.25%; due in monthly installments of
  $79, including interest, maturing in 2004                                 3,086              3,747
Note payable at 7.64%; due in monthly installments of
  $75 beginning in July 2001, plus interest,
  maturing in 2009                                                          8,550              2,850
Note payable at 7%; due in quarterly installments of
  $107, plus interest, maturing in 2009                                     6,000              1,405
Other                                                                       1,846              2,367
                                                                        ----------------------------
                                                                          119,736             84,004
Less current maturities                                                     7,105              4,118
                                                                        ----------------------------
                                                                        $ 112,631            $79,886
                                                                        ============================


The aggregate annual fiscal year maturities of long-term debt at June 3, 2000 are as follows:

         2001                                     $    7,105
         2002                                          7,354
         2003                                          9,396
         2004                                         20,443
         2005                                          9,797
         Thereafter                                   65,641
                                                  ----------
                                                  $119,736
                                                  ==========


The Company has a $35,000 line of credit with three banks of which $7,500 was outstanding at June 3, 2000. The line of credit is limited in availability based upon the levels of accounts receivable and inventories. The Company had $22,500 available to borrow under the line of credit at June 3, 2000. Borrowings under the line of credit bear interest at 1.5% above the federal funds rate or 1.5% above LIBOR, at the Company's option (8% at June 3, 2000). Facilities fees of 0.25% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current and debt-to-equity ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. At June 3, 2000 the Company did not meet certain financial covenant requirements of its line of credit agreement and substantially all of its long-term debt agreements. The Company has obtained amendments to the loan agreements or waivers of these requirements through June 3, 2001.

Interest of $8,770, $6,061 and $4,402 was paid during fiscal 2000, 1999 and 1998, respectively. Interest of $372, $450 and $615 was capitalized for construction of certain facilities during fiscal 2000, 1999 and 1998, respectively.

8.    Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $60 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $2,610, $3,702 and $2,579 in fiscal 2000, 1999, and 1998, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k)plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company has historically made contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the plan were $932, $1,335 and $970 in fiscal 2000, 1999 and 1998, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $50 in fiscal 2000, 1999 and 1998.

9.    Stock Option Plans

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000: risk-free interest rate of 7%; dividend yield of 1%; volatility factor of the expected market price of the Company's common stock of .289, and a weighted-average expected life of the options of 5 years.

The weighted-average fair value of options granted during fiscal 1999 was $1.05. No options were granted in fiscal 1999 or 1998. The pro forma effect of the estimated fair value of the options granted in fiscal 2000 was insignificant to the consolidated net income (loss) and net income (loss) per share of the Company.

A summary of the Company's stock option activity and related information is as follows:

                                                                         Weighted-Average
                                                            Shares        Exercise Price
                                                            ------       ----------------
Outstanding at June 1, 1997                                  528,000        $3.46
  Exercised                                                 (23,000)         3.42
                                                           ---------
Outstanding at May 30, 1998                                 505,000          3.47
  Terminated                                               (471,000)         3.42
                                                           ---------
Outstanding at May 29, 1999                                  34,000          4.06
  Granted                                                   500,000          3.00
  Terminated                                                (10,000)         3.42
  Forfeited                                                 (10,000)         3.00
                                                           ---------
Outstanding at June 3, 2000                                 514,000          3.06
                                                           =========

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At June 3, 2000 and May 29, 1999, 272,000 shares, respectively, were available for grant under the 1993 plan.

The Company has reserved 500,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR"). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a TSAR, the related option is terminated and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. Compensation expense of $95 applicable to the TSARs was recognized in fiscal 2000.

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

The weighted average remaining contractual life of the options outstanding was 9 years at June 3, 2000. At June 3, 2000, 14,400 options, were exercisable.

10.   Income Taxes

Income tax expense (benefit) consisted of the following:

                                        Fiscal year ended
                              June 3          May 29          May 30
                               2000            1999            1998
      Current:
        Federal               $(4,599)        $  2,749        $  1,967
        State                    (323)             250             174
                               ---------------------------------------
                               (4,922)           2,999           2,141

      Deferred:
        Federal                (4,478)             (80)            696
        State                    (233)             (12)            109
                               ----------------------------------------
                               (4,711)             (92)            805
                               ----------------------------------------
                              $(9,633)        $  2,907        $  2,946
                              =========================================


Significant components of the Company's deferred tax liabilities were as follows:

                                                        June 3          May 29
                                                         2000            1999
         Deferred tax liabilities:
           Property, plant and equipment               $  8,940        $  7,450
           Cash basis temporary differences               2,875           3,030
           Inventories                                   11,464          10,057
           Other                                          1,009             301
                                                       ------------------------
         Total deferred tax liabilities                  24,288          20,838

         Deferred tax assets:
           Federal and state net operating
            loss carryforwards                            7,797               -
            Other                                           623             259
                                                       ------------------------
         Total deferred tax assets                        8,420             259
                                                       ------------------------
         Net deferred tax liabilities                  $ 15,868         $20,579
                                                       ========================


Effective May 29, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The Taxpayer Relief Act of 1997 provides that taxes on the cash basis temporary differences as of that date are generally payable over 20 years beginning in fiscal 1999 or in full in the first fiscal year in which there is a change in ownership control. The Company uses the farm-price method for valuing inventories for income tax purposes.

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

                                                       Fiscal year ended
                                             -------------------------------------
                                             June 3          May 29         May 30
                                              2000            1999            1998
                                             -------------------------------------
Statutory federal income tax                 $(9,184)        $2,715          $2,830
       State income taxes (benefit), net        (367)           156             187
       Other, net (benefit)                      (82)            36             (71)
                                             ---------------------------------------
                                             $(9,633)        $2,907          $2,946
                                             =======================================


Federal and state income taxes of $1,342, $1,524 and $7,989 were paid in fiscal 2000, 1999 and 1998, respectively. Federal and state income taxes of $271, $237 and $1,090 were refunded in fiscal 2000, 1999 and 1998, respectively. The Company had net operating loss carryforwards of $21,600 at June 3, 2000 which expire in fiscal 2020.

11.   Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable, investments and accounts payable approximate their fair value. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements. The aggregate fair value of the long-term debt at June 3, 2000 was $114,750, as compared to its carrying value of $119,736.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $5.0 million at June 3, 2000. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company issued warrants in fiscal 1997 to purchase 220,000 shares of its common stock to the underwriter of the initial public offering of the Company's common stock. The warrants are exercisable at $8.40 per share through December 2001.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

                          SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS
                           Years ended June 3, 2000,
                         May 29, 1999 and May 30, 1998
                                (in thousands)

                                       Balance at    Charged to    Write-off    Balance at
                                      Beginning of    Cost and        of          End of
         Description                    Period        Expense      Accounts       Period
 -----------------------------------------------------------------------------------------
Year ended June 3, 2000:
Allowance for doubtful accounts          $ 52          $430          $177          $305
                                         ====          ====          ====          ====
Year ended May 29, 1999:
Allowance for doubtful accounts          $361          $ 51          $360          $ 52
                                         ====          ====          ====          ====
Year ended May 30, 1998:
Allowance for doubtful accounts          $ 62          $361          $ 62          $361
                                         ====          ====          ====          ====

                      CAL-MAINE FOODS, INC.
                         Form 10-K for the fiscal year
                              Ended June 3, 2000

                                 EXHIBIT INDEX

Exhibit
Number                                    Exhibit

21                         Subsidiaries of Cal-Maine Foods, Inc.
23                         Consent of Independent Auditors
27                         Financial Data Schedule.