Form 10-Q
period 2000-09-02
CAL MAINE FOODS INC
filed 2000-10-13
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 2, 2000

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

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 1, 2000.

      Common Stock, $0.01 par value                         10,954,588 shares

      Class A Common Stock, $0.01 par value                  1,200,000 shares

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
PART I.           FINANCIAL INFORMATION                                  NUMBER

Item 1. Condensed Consolidated Financial Statements

        Condensed  Consolidated Balance Sheets -
        September 2, 2000 (unaudited) and June 3, 2000                       3

        Condensed  Consolidated  Statements of Operations -
        Three Months Ended September 2, 2000 (unaudited) and
        August 28, 1999 (unaudited)                                          4

        Condensed Consolidated Statements of Cash Flow -
        Three Months Ended September 2, 2000 (unaudited) and
        August 28, 1999 (unaudited)                                          5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's  Discussion  and  Analysis of
        Financial Condition and Results of Operations                        7

Item 3. Quantitative and Qualitative Disclosures of Market Risk


PART II.          OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     11

        Signatures                                                           12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          SEPTEMBER 2, 2000                 JUNE 3, 2000
                                                                          -----------------                 ------------
                                                                             (unaudited)                       (note1)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  8,119                          $   6,541
  Accounts receivable and notes receivable from affiliate, net                   19,103                             14,570
  Inventories - note 2                                                           44,247                             43,913
  Prepaid expenses and other current assets                                       5,346                              5,306
                                                                               ----------                        ----------
Total current assets                                                             76,815                             70,330

Notes receivable and investments                                                  7,855                              7,932
Goodwill                                                                          3,329                              3,390
Other assets                                                                      1,960                              2,110

Property, plant and equipment                                                   240,096                            237,098
Less accumulated depreciation                                                   (92,868)                           (88,961)
                                                                               ----------                        ----------
                                                                                147,228                            148,137
                                                                               ----------                        ----------
  TOTAL ASSETS                                                                 $237,187                          $ 231,899
                                                                               ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                         $ 17,500                          $   7,500
  Accounts payable and accrued expenses                                          27,482                             25,953
  Current maturities of long-term debt                                            6,605                              7,105
  Current deferred income taxes                                                  11,287                             11,287
                                                                               ----------                        ----------
Total current liabilities                                                        62,874                             51,845

Long-term debt, less current maturities                                         111,283                            112,631
Deferred expenses                                                                 1,489                              1,489
Deferred income taxes                                                             3,128                              4,581
                                                                               ----------                        ----------
  Total liabilities                                                             178,774                            170,546

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200 at September 2, 2000                 176                                176
    and at June 3, 2000
  Class A common stock $0.01 part value, authorized, issued and
    outstanding 1,200,000 shares                                                     12                                 12
  Paid-in capital                                                                18,784                             18,784
  Retained earnings                                                              50,758                             53,535
  Common stock in treasury-6,593,412 shares at September 2, 2000
    and 6,550,912 shares at June 3, 2000                                        (11,317)                           (11,154)
                                                                               ----------                        ----------
  Total stockholders' equity                                                     58,413                             61,353
                                                                               ----------                        ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $237,187                          $ 231,899
                                                                               ==========                        ===========

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                               13 Weeks Ended
                                                               September 2, 2000            August 28, 1999
                                                               --------------------------------------------

Net Sales                                                         $ 75,518                     $ 59,055
Cost of Sales                                                       67,650                       57,322
                                                                  ---------                    ---------
  Gross Profit                                                       7,868                        1,733
Selling, general and administrative                                 10,112                        9,096
                                                                  ---------                    ---------
  Operating loss                                                    (2,244)                      (7,363)
Other income (expense):
  Interest expense, net                                             (2,156)                      (1,031)
  Other                                                                325                         (111)
                                                                  ---------                    ---------
                                                                    (1,831)                      (1,142)
                                                                  ---------                    ---------

  Loss before income taxes                                          (4,075)                      (8,505)
Income tax benefit                                                  (1,453)                      (3,141)
                                                                  ---------                    ---------
  NET LOSS                                                        $ (2,622)                    $ (5,364)
                                                                  =========                    =========
Net loss per common share:
  Basic                                                           $   (.22)                    $   (.43)
                                                                  =========                    =========
  Diluted                                                         $   (.22)                    $   (.43)
                                                                  =========                    =========
Dividends per common share                                        $  .0125                     $  .0125
                                                                  =========                    =========
Weighted average shares outstanding:
   Basic                                                            12,192                       12,450
                                                                  =========                    =========
   Diluted                                                          12,192                       12,450
                                                                  =========                    =========

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                               13 Weeks Ended
                                                               September 2, 2000            August 28, 1999
                                                               --------------------------------------------
Cash used in operations                                              $ (377)                $ (8,653)

Investing Activities:
  Purchases of property, plant and equipment                           (665)                  (2,387)
  Construction of production and processing  facilities              (2,983)                  (2,684)
  Payments received on notes receivable and from investments            194                       75
  Increase in notes receivable and investments                       (2,723)                    (328)
  Net proceeds from disposal of property, plant and equipment           297                       14
                                                                     -------                ---------
Net cash used in investing activities                                (5,880)                  (5,310)

Financing activities:
  Net borrowings on note payable to bank                             10,000                        0
  Long-term borrowings                                                    -                    7,445
  Principal payments on long-term debt and capital leases            (1,848)                    (847)
  Purchases of common stock for treasury                               (163)                    (487)
  Payments of dividends                                                (154)                    (154)
                                                                     -------                ---------
Net cash provided by financing activities                             7,835                    8,957
                                                                     -------                ---------
Increase (decrease) in cash and cash equivalents                      1,578                   (8,006)

Cash and cash equivalents at beginning of period                      6,541                   36,198
                                                                     -------                ---------
Cash and cash equivalents at end of period                           $8,119                 $ 28,192
                                                                     =======                =========

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                               September 2, 2000
                                  (unaudited)
1.    Basis of Presentation


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 2, 2000 are not necessarily indicative of the results that may be expected for the year ended June 2, 2001.

         The balance sheet at June 3, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For  further  information,   refer  to  the  consolidated   financial
statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 3, 2000.

2.    Inventories

      Inventories consisted of the following:

                                               September 2, 2000   June 3, 2000
                                               -----------------   ------------

        Flocks                                    $29,461              $ 28,417
        Eggs                                        3,375                 2,417
        Feed and supplies                           8,373                10,028
        Livestock                                   3,038                 3,051
                                                  -------              --------
                                                  $44,247              $ 43,913
                                                  =======              ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

      The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs account for 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

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

                                  PERCENTAGE OF NET SALES
                                                  13 Weeks Ended
                                   September 2, 2000            August 28, 1999
                                   -----------------            ---------------

  Net sales                            100.0 %                      100.0 %
  Cost of sales                         89.6                         97.1
                                     --------                       -------
  Gross profit                          10.4                          2.9
  Selling, general                      13.4                         15.4
   & administrative                  --------                       -------

  Operating loss                       ( 3.0)                       (12.5)
  Other expense                        ( 2.4)                       ( 1.9)
                                     ---------                      -------
  Loss before taxes                    ( 5.4)                       (14.4)
  Income tax benefit                   ( 1.9)                       ( 5.3)
                                     ---------                      -------
  Net loss                              (3.5)%                      ( 9.1)%
                                     =========                    =========

      NET SALES

      Net sales for the first quarter of fiscal 2001 were $75.5 million, an increase of $16.4 million, or 27.9%, as compared to the first quarter of fiscal 2000. Total eggs sold increased in the current quarter and egg selling prices increased as compared with prices a year ago. Dozens sold for the current quarter were 131.3 million dozen, an increase of 22.0 million dozen, or 20.1%, as compared to the first quarter of last year. The increase in dozens sold is mostly due to the purchase of Smith Farms in September 1999. The Company's net average selling price per dozen for the fiscal 2001 first quarter was $.546, compared to $.493 for the first quarter of last year, an increase of 10.8%. The Company's net average selling is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Although domestic demand for eggs was good and export demand improved, the first quarter of the Company's fiscal year is usually a weak quarter as to egg price and volume of sales.

      COST OF SALES

      Total cost of sales for the first quarter ended September 2, 2000 was $67.6 million, an increase of $10.3 million, or 18.0%, as compared to the cost of sales of $57.3 million for last year's first quarter. The increase is due to the 20.1% increase in dozens sold in the current quarter. Feed cost remained about the same as last year. Feed cost per dozen for the quarter ended September 2, 2000 was $.186, compared to $.184 per dozen for the comparable fiscal 2000 first quarter. Other operating costs also remained in the same ranges for both the current and last year first fiscal quarter. The increases in dozens sold and improved egg selling prices resulted in an increase in gross profit from 2.9% for the quarter ended August 28, 1999 to 10.4% of net sales for the current quarter ended September 2, 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the first quarter ended September 2, 2000 was $10.1 million, an increase of $1.0 million, or 11.2%, as compared to the expense of $9.1 million for the comparable period last year. The increase is due to increased payroll and related expenses from the acquisition of Smith Farms in September 1999 and due to increased delivery costs from the increased dozens sold. On a cost per dozen sold basis, selling, general and administrative expense decreased from $.083 per dozen for the first quarter of fiscal 2000 to $.077 per dozen for the comparable period of fiscal 2001, a decrease of $.006 per dozen sold, or 7.2%. As a percent of net sales, selling, general and administrative expense decreased from 15.4% for fiscal 2000 to 13.4% for the current fiscal year.

      OPERATING LOSS

      As the result of the above, an operating loss of $2.2 million was incurred for the first quarter ended September 2, 2000, as compared to an operating loss of $7.4 million for last fiscal year's first quarter. As a percent of sales, the current fiscal 2001 quarter had a 3.0% operating loss, compared to an operating loss of 12.5% for last year.

      OTHER EXPENSE

      Other expenses for the first quarter ended September 2, 2000 were $1.8 million, compared to $1.1 million for last year's first quarter. The current quarter increase of $700,000 is due to an increase in net interest expense of $1.1 million and an increase in other income of $400,000. Net interest expense increased as the result of increased borrowing in fiscal 2000. Long and short term debt at September 2, 2000 was $135.4 million, as compared to $90.3 million at August 28, 1999. Other income increased primarily from an insurance claim pertaining to fire damage at a production and processing facility. As a percent of net sales, other expense increased from 1.9% for last year's first quarter to 2.4% for the current first quarter.

      INCOME TAXES

      As a result of the above, the Company had a pre-tax loss of $4.1 million for the quarter ended September 2, 2000, compared to pre-tax loss of $8.5 million for the quarter ended August 28, 1999. For the current first quarter, an income tax benefit of $1.5 million was recorded with an effective tax rate of 35.7%, as compared to an income tax benefit of $3.1 million with an effective tax rate of 36.9% for last year's first quarter.

      NET LOSS

      As a result of the above, the net loss for the first quarter ended September 2, 2000 was $2.6 million, or $.22 per basic and diluted share, compared to net loss of $5.4 million, or $.43 per basic and diluted share for the quarter ended August 28, 1999.

      CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at September 2, 2000 was $13.9 million compared to $18.5 million at June 3, 2000. The Company's current ratio was
1.22 at September 2, 2000 as compared with 1.36 at June 3, 2000. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $17.5 million was outstanding at September 2, 2000. The Company's long-term debt at September 2, 2000, including current maturities, amounted to $117.9 million, as compared to $119.7 million at June 3, 2000.

      For the thirteen weeks ended September 2, 2000, $377,000 in net cash was used in operating activities. This compares to net cash used of $8.7 million for the comparable period last year. In the current fiscal quarter, $665,000 was used for purchases of property, plant and equipment, $297,000 was received from sales of property, and $3.0 million used for construction projects. Net cash of $2.7 million was used for additions to notes receivable and investments. Approximately $163,000 was used for purchase of common stock for the treasury and $154,000 used for payments of dividends on the common stock. Additional borrowings of $10.0 million was received on the note payable to bank, and $1.8 million was used for repayments on long-term debt. The net result of these current activities was an increase in cash of $1.6 million since June 3, 2000.

      In the first quarter ended August 28, 1999, $2.4 million was used for purchases of property, plant, and equipment, and $2.7 million used for construction projects. Approximately $487,000 was used for purchase of common stock and $154,000 used for dividend payments. Additional long-term borrowings of $7.4 million were received and repayments of $847,000 were made. The net result was a decrease of $8.0 million in cash from May 29, 1999 to August 28, 1999.

      Certain key industry indicators for shell eggs are currently favorable for fiscal 2001. Baby chicks placed during the first eight months of calendar 2000 are down over 5% compared to the same period last year. This will tend to reduce the nationwide laying flock size in the year ahead. Current projections for total laying flock size in the U. S. during the Company's fiscal 2001 are only slightly larger than last fiscal year. With anticipated improved demand by the egg industry, this should result in higher selling prices for eggs. Current industry indications are for a good corn and soybean crop for 2000. This should ensure favorable cost of feed for the current fiscal year.

      Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 3, 2000, the Company did not meet certain of these provisions on its line of credit agreement and substantially all of its long-term debt agreements and obtained amendments to the loan agreements or waivers of these requirements through fiscal 2001. As of September 2, 2000, the Company did not meet one of these provisions on one loan agreement and received a waiver on the covenant. The Company is in compliance with the amended or waived provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

      At September 2, 2000 the Company had $9.6 million in construction-in-progress which primarily represents construction of new shell egg production and processing facilities in Waelder, Tesas and a feed mill in Chase, Kansas. The estimated cost to complete construction of the Waelder facility and Chase feed mill in fiscal 2001 is approximately $3.4 million. The Company has a commitment from an insurance company to receive $13.4 million in long-term borrowings applicable to the Waelder facility, of which $4.8 million was funded as of September 2, 2000. In addition to the completion of the Waelder facility and Chase feed mill, the Company has projected capital expenditures of $15.0 million in fiscal 2001, which will be funded by cash flows from operations and additional long-term borrowings.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

      There have been no material changes in the market risk reported in the Company's fiscal 2000 annual report on Form 10-K.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      Exhibit
      Number         Exhibit

        27           Financial data schedule

b.    Reports on Form 8-K

No current report on Form 8K was filed by the Company covering an event during the third quarter of fiscal 2001.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  October 12, 2000                         /s/BOBBY J. RAINES
                                                ------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  October 12, 2000                         /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)