Form 10-Q
period 2000-12-02
CAL MAINE FOODS INC
filed 2001-01-12
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 2, 2000

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

      Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of December 30, 2000.

      Common Stock, $0.01 par value                         10,822,988 shares

      Class A Common Stock, $0.01 par value                  1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                          PAGE
PART I.           FINANCIAL INFORMATION                                  NUMBER

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets -
        December 2, 2000 and June 3, 2000                                    3

        Condensed Consolidated Statements of Operations -
        Three Months and Six Months Ended December 2, 2000
        and November 27, 1999                                                4

        Condensed Consolidated Statements of Cash Flow -
        Six Months Ended December 2, 2000 and November 27, 1999              5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        7

Item 3. Quantitative and Qualitative Disclosures of Market Risk             11

PART II.          OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                   13

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             December 2, 2000                   June 3, 2000
                                                                             ------------------------------------------------
                                                                                (unaudited)                       (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                               $   7,090                          $   6,541
     Accounts receivable, net                                                   25,208                             14,299
     Note receivable from affiliate                                              2,500                                271
     Recoverable federal and state income taxes                                    241                              4,509
     Inventories                                                                46,908                             43,913
     Prepaid expenses and other current assets                                      61                                797
                                                                             ----------                         ----------
Total current assets                                                            82,008                             70,330
Notes receivable and investments                                                 7,976                              7,932
Goodwill                                                                         3,272                              3,390
Other assets                                                                     2,754                              2,110

Property, plant and equipment                                                  242,515                            237,098
Less accumulated depreciation                                                   96,992                            (88,961)
                                                                             ----------                         ----------
                                                                               145,523                            148,137
                                                                             ----------                         ----------
     TOTAL ASSETS                                                            $ 241,533                          $ 231,899
                                                                             ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                  $  10,000                          $   7,500
     Accounts payable and accrued expenses                                      32,864                             25,953
     Current maturities of long-term debt                                        6,761                              7,105
     Current deferred income taxes                                              11,287                             11,287
                                                                             ----------                         ----------
Total current liabilities                                                       60,912                             51,845

Long-term debt, less current maturities                                        112,588                            112,631
Deferred expenses                                                                1,489                              1,489
Deferred income taxes                                                            4,581                              4,581
                                                                             ----------                         ----------
     Total liabilities                                                         179,540                            170,546

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares - 17,565,200 at December 2,
        2000 and June 3, 2000                                                      176                                176
     Class A common stock $0.01 par value: authorized, issued
        and outstanding 1,200,000 shares                                            12                                 12
     Paid-in capital                                                            18,784                             18,784
     Retained earnings                                                          54,848                             53,535
     Common stock in treasury - 6,678,612 shares at December 2
        2000 and 6,257,712 shares at June 3, 2000                              (11,827)                           (11,154)
                                                                             ----------                         ----------
     Total stockholders' equity                                                 61,993                             61,353
                                                                             ----------                         ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 241,533                          $ 231,899
                                                                             ==========                         ==========

           See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                    13 Weeks Ended                                 26 Weeks Ended
                                         December 2, 2000        November 27, 1999      December 2, 2000         November 27, 1999
                                         ----------------        -----------------      ----------------         -----------------
Net sales                                    $92,589                $ 71,054             $ 168,107                 $130,109
Cost of sales                                 74,293                  64,387               141,943                  121,709
                                             --------               ---------            ----------                ---------
     Gross profit                             18,296                   6,667                26,164                    8,400
Selling, general and
     administrative                           10,438                   9,612                20,550                   18,708
                                             --------               ---------            ----------                ---------
Operating income (loss)                        7,858                  (2,945)                5,614                  (10,308)
Other income (expense):
     Interest expense, net                    (2,316)                 (1,577)               (4,471)                  (2,608)
     Other                                     1,060                     245                 1,383                      134
                                             --------               ---------            ----------                ---------
                                              (1,256)                 (1,332)               (3,088)                  (2,474)
                                             --------               ---------            ----------                ---------
Income (loss) before income
     taxes                                     6,601                  (4,277)                2,526                  (12,782)
Income tax expense (benefit)                   2,375                  (1,544)                  922                   (4,686)
                                             --------               ---------            ----------                ---------
    NET INCOME (LOSS)                        $ 4,226                $ (2,732)            $   1,604                 $ (8,096)
                                             ========               =========            ==========                =========
Net  income (loss) per common share:
     Basic                                   $   .35                $  (.22)            $     .13                 $   (.65)
                                             ========               =========            ==========                =========
     Diluted                                 $   .35                $  (.22)            $     .13                 $   (.65)
                                             ========               =========            ==========                =========
Weighted average shares
     outstanding:
     Basic                                    12,114                  12,403                12,153                   12,427
                                             ========               =========            ==========                =========
     Diluted                                  12,122                  12,403                12,190                   12,427
                                             ========               =========            ==========                =========


      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED


                                                                                                 26 Weeks Ended
                                                                                  December 2, 2000             November 27, 1999
                                                                                  ----------------------------------------------
Cash flows provided by (used in) operating activities                               $ 8,172                     $ (9,095)

Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (1,262)                      (1,641)
     Construction of production facilities                                           (5,032)                      (9,462)
     Purchases of shell egg production and processing business                            -                      (36,205)

     Payments received on notes receivable and from investments                         498                        1,186
     Increase in note receivable, investments and other assets                       (3,488)                        (787)
     Net proceeds from sale of property, plant and equipment                            543                           14
                                                                                    --------                    ---------
Net cash used in investing activities                                                (8,741)                     (46,895)

Cash flows from financing activities:
     Net borrowings on note payable to bank                                           2,500                        7,500
     Long-term borrowings                                                             2,916                       23,445
     Principal payments on long-term debt and capital leases                         (3,334)                      (2,505)
     Purchases of common stock for treasury                                            (673)                        (567)
     Payment of dividends                                                              (291)                        (303)
                                                                                    --------                    ---------
Net cash provided by financing activities                                             1,118                       27,570
                                                                                    --------                    ---------
Increase (decrease) in cash and cash equivalents                                        549                      (28,420)

Cash and cash equivalents at beginning of period                                      6,541                       36,198
                                                                                    --------                    ---------
Cash and cash equivalents at end of period                                          $ 7,090                     $  7,778
                                                                                    ========                    =========

      See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                               December 2, 2000
                                  (unaudited)

1.    Presentation of Interim Information

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 2, 2000 are not necessarily indicative of the results that may be expected for the year ended June 2, 2001.

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


2.    Inventories

      Inventories consisted of the following:
                                                 December 2, 2000  June 3, 2000
                                                 ----------------  ------------

       Flocks                                      $ 30,178           $ 28,417
       Eggs                                           3,740              2,417
       Feed and supplies                             10,040             10,028
       Livestock                                      2,950              3,051
                                                   --------           --------
                                                   $ 46,908           $ 43,913
                                                   ========           ========

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

      The Company's operations are fully integrated. It owns facilities to hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. The shell eggs account for 98% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

      The Company currently uses contract producers for approximately 20% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, from outside producers for resale by the Company.

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

                                                           PERCENTAGE OF NET SALES
                                        13 Weeks Ended                           26 Weeks Ended
                                 Dec. 2, 2000    Nov. 27, 1999        Dec. 2, 2000    Nov. 27, 1999
                                 -----------------------------        -----------------------------
Net sales                           100.0  %      100.0  %              100.0  %        100.0  %
Cost of sales                        80.2          90.6                  84.4            93.5
                                 ------------------------------------------------------------------
Gross profit                         19.8           9.4                  15.6             6.5
Selling, general &
 administrative
                                     11.3          13.5                  12.3            14.4
                                 ------------------------------------------------------------------
Operating income (loss)               8.5          (4.1)                  3.3            (7.9)
Other expense                        (1.4)         (1.9)                 (1.8)           (1.9)
                                 ------------------------------------------------------------------
Income (loss) before taxes            7.1          (6.0)                  1.5            (9.8)
Income tax expense (benefit)          2.6          (2.2)                   .5            (3.6)
                                 ------------------------------------------------------------------
Net income (loss)                     4.5   %      (3.8)  %               1.0  %         (6.2) %
                                 ==================================================================

NET SALES

      Net sales for the second quarter of fiscal 2001 were $92.6 million, an increase of $21.5 million, or 30.3% as compared to net sales of $71.1 million for the second quarter of fiscal 2000. Total dozens of eggs sold increased in the current quarter and egg selling prices increased as compared with prices last year. Dozens sold for the current quarter were 137.1 million dozen, an increase of 5.3 million dozen, or 4.1% as compared to the second quarter of last year. Improved demand for eggs and less supply resulted in substantially higher egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2001 second quarter was $.644, compared to $.500 for the second quarter of last year, an increase of 28.8%.

      Net sales for the twenty-six weeks ended December 2, 2000 were $168.1 million, an increase of $38.0 million, or 29.2%. As in the current quarter, total dozens sold and net egg selling prices increased. Dozens sold for the current 26-week period were 268.4 million as compared to 241.1 million for last fiscal year, an increase of 11.3%. Approximately half of the increase in dozens sold is due to an acquisition made during the second quarter of fiscal 2000. As discussed above, favorable egg market conditions increased egg selling prices. For the current 26 week period, the Company's net average selling price per dozen was $.596, compared to $.498 per dozen last year, an increase of $.098 per dozen, or 19.7%.

COST OF SALES

      Total cost of sales for the second quarter ended December 2, 2000 was $74.3 million, an increase of $10.0 million, or 15.4%, as compared to the cost of sales of $64.4 million for last year's second quarter. The increase is due to increases in dozens sold, cost of purchases from outside egg producers, and cost of feed ingredients. Dozens of eggs sold increased 5.3 million for the current quarter. These additional dozens were produced in Company facilities. The increase in the cost of eggs purchased from outside producers was due to improved egg market conditions. Feed cost for the second quarter ended December 2, 2000 was $.194 per dozen, compared to last fiscal year's cost per dozen of $.179, an increase of 8.4%. The increases in dozens sold and improved egg selling prices resulted in an increase in gross profit from 9.4% for the quarter ended November 27, 1999 to 19.8% of net sales for the current quarter ended December 2, 2000.

      For the twenty-six week period ended December 2, 2000, total cost of sales was $141.9 million, an increase of $20.2 million, or 16.6%, as compared to the cost of sales of $121.7 million for last year. As in the quarter, the increase in cost of sales is the result of more dozens sold, higher outside egg purchase cost, and moderate increase in cost of feed. Eggs sold increased
27.3 million dozen in the current year and were supplied by Company facilities. Of this increase in dozens, approximately half is due to an acquisition last year. Feed cost for the current 26 weeks was $.191 per dozen, compared to $.179 per dozen for last year, an increase of 6.7%. The improvements in egg selling prices and increased dozens sold resulted in an increase in gross profit from 6.5% of net sales for last year to 15.6% for the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expense for the second quarter ended December 2, 2000 was $10.4 million, an increase of $800,000, or 8.3%, as compared to $9.6 million for last fiscal year's second quarter. Most of the increase was in delivery costs from increased dozens sold and from increased fuel cost and outside contract trucking. Fuel cost has increased 27.0% above last year's quarter and is a cause of the increased outside contract trucking cost. On a cost per dozen sold basis, selling, general and administrative expense remained about the same, $.076 per dozen for the current quarter as compared to $.073 for last year. As a percent of net sales, selling, general and administrative expense decreased from 13.5% for fiscal 2000 second quarter to 11.3% for the current quarter.

      For the twenty-six weeks ended December 2, 2000, selling, general and administrative expense was $20.6 million, an increase of $1.9 million, or 10.2%, as compared to an expense of $18.7 million for the same period last fiscal year. As in the current quarter, most of the increase was in delivery cost, which increased due to an increase of 11.3% in dozens sold and higher delivery costs. For the current period, fuel cost has increased 33.0% from the same period in the prior year and has also increased outside contract trucking cost. On a cost per dozen sold basis, selling, general and administrative expense is unchanged at $.077 for both fiscal years. As a percent of net sales, selling, general and administrative expense has decreased from 14.4% for fiscal 2000 to 12.3% for the current fiscal year.


OPERATING INCOME

      As the result of the above, operating income was $7.9 million for the second quarter ended December 2, 2000, as compared to an operating loss of $2.9 million for last year's fiscal second quarter. As a percent of net sales, the current fiscal 2001 quarter had an 8.5% operating income, compared to a 4.1% operating loss for last year.

         For the twenty-six weeks ended December 2, 2000, operating income was $5.6 million, compared to an operating loss of $10.3 million for last fiscal year. As a percent of net sales, the current fiscal period had a 3.3% operating income, compared to a 7.9% operating loss for last year.

OTHER EXPENSE

      Other expense for the second quarter ended December 2, 2000 was $1.3 million, the same amount as last year's comparable period. This net figure for the current quarter was the result of an increase of $739,000 in net interest expense and an $815,000 increase in other income. Net interest expense increased as the result of increased borrowing, primarily on the Company's line of credit, which began during the second quarter of fiscal 2000, increased through the first quarter of fiscal 2001 and decreased during the current second quarter. Other income for the current quarter increased from equity in income of affiliates and from settlement of an insurance claim. As a percent of net sales, other expense was 1.4% for the current fiscal second quarter, compared to 1.9% last year.

      For the twenty-six weeks ended December 2, 2000, other expense was $3.1 million, an increase of $600,000, or 24.0%, as compared to an expense of $2.5 million for last year. For the current period, net interest expense increased $1.9 million and other income increased $1.3 million. The net increase resulted from the same activities as mentioned above in the current quarter. As a percent of net sales, other expense was 1.8% for the current period, as compared to 1.9% for last year.

INCOME TAXES

      As a result of the above, the Company's pre-tax income was $6.6 million for the quarter ended December 2, 2000, compared to a pre-tax loss of $4.3 million for last year's quarter. For the current quarter, an income tax expense of $2.4 million was recorded with an effective tax rate of 36.0%, as compared to an income tax benefit of $1.5 million with an effective rate of 36.1% for last year's comparable quarter.

      For the twenty-six week period ended December 2, 2000, the Company's pre-tax income was $2.5 million, compared to pre-tax loss of $12.8 million for last year. For the current twenty-six week period, an income tax expense of $900,000 was recorded with an effective tax rate of 36.5%, as compared to an income tax benefit of $4.7 million with an effective rate of 36.7% for last year's comparable period.


NET INCOME (LOSS)

      Net income for the second quarter ended December 2, 2000 was $4.2 million, or $.35 per basic share, compared to net loss of $2.7 million, or $.22 per basic share for last fiscal year's second quarter.

      For the twenty-six week period ended December 2, 2000, net income was $1.6 million, or $.13 per basic share, compared to last fiscal year's net loss of $8.1 million, or $.65 per basic share.


CAPITAL RESOURCES AND LIQUIDITY

      The Company's working capital at December 2, 2000 was $21.1 million compared to $18.5 million at June 3, 2000. The Company's current ratio was
1.35 at December 2, 2000 as compared with 1.36 at June 3, 2000. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $10.0 million was outstanding at December 2, 2000. The Company's long-term debt at December 2, 2000, including current maturities, amounted to $119.3 million, as compared to $119.7 million at June 3, 2000.

      For the twenty-six weeks ended December 2, 2000, $8.2 million in net cash was provided by operating activities. This compares to $9.1 million that was used in operating activities for the comparable period last fiscal year. In the current twenty-six week period, $1.3 million was used for purchases of property, plant and equipment, $500,000 net proceeds received from sales of property, plant and equipment, and $5.0 million used for construction projects. Net cash of $3.0 million was used for additions to notes receivable and investments. Approximately $678,000 was used for purchase of common stock for the treasury and $291,000 used for payments of dividends on the common stock. Additional cash of $2.5 million was received on the note payable to bank and, additional long-term borrowings of $2.9 million were received. Repayments of $3.3 million were made on long-term debt. The net result was an increase in cash of approximately $549,000.

      For the comparable period last year, $1.6 million was used for purchases of property, plant and equipment, $9.5 million used for construction projects, and $36.2 million used in acquisition of a shell egg operation. Net payments of approximately $400,000 were received on notes receivable and investments. Approximately $567,000 was used for purchase of common stock, and $303,000 was used for payments of dividends on the common stock. Additional cash of $7.5 million was received on the note payable to bank, and additional long-term borrowings of $23.5 million were received. Repayments of $2.5 million were made on long-term debt. The net result was a decrease in cash of $28.4 million.

      Certain key industry indicators for shell eggs are currently favorable for fiscal 2001. Baby chicks placed during calendar 2000 are down over approximately 5% compared to the same period last year. This will tend to reduce the nationwide laying flock size in the current year. Current projections for total laying flock size in the U. S. during the Company's fiscal 2001 are only slightly larger than last fiscal year. With anticipated improved demand by the egg industry, this should result in higher selling prices for eggs. Current industry indications are for a good corn and soybean supply for 2001. This should ensure favorable cost of feed for the current fiscal year.

      Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth; (2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. The Company was in compliance with these provisions as of December 2, 2000. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

      At December 2, 2000 the Company had $3.3 million in construction-in-progress which primarily represents construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost to complete construction of the Waelder facility in fiscal 2001 is approximately $3.4 million. The Company has a commitment from an insurance company to receive $13.4 million in long-term borrowings applicable to the Waelder facility, of which $11.4 million was funded as of December 2, 2000. Including the completion of the Waelder facility, the Company has projected capital expenditures of $15.0 million in fiscal 2001, which will be funded by cash flows from operations and additional long-term borrowings.

      As part of the Smith Farms purchase in September 1999, the Company is continuing the construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects are being funded by a leasing company. Total cost of the Searcy facility is approximately $20.0 million and completion is expected in the first quarter of fiscal 2002. Total cost of the Flatonia facility is approximately $16.0 million and completion is anticipated in the second quarter of fiscal 2002. These facilities will be leased with seven year terms and accounted for as operating leases.

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

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

           None

     b.    Reports on Form 8-K

           No current report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 2001.

                                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  January 11, 2001                         /s/FRED R. ADAMS, JR.
                                                ---------------------
                                                Fred R. Adams, Jr.
                                                Chairman of the Board
                                                Chief Executive Officer


Date:  January 11, 2001                         /s/CHARLES F. COLLINS
                                                ---------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)


                                     -13