Form 10-Q
period 2001-03-03
CAL MAINE FOODS INC
filed 2001-04-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 3, 2001

                                      OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of March 30, 2001.

       Common Stock, $0.01 par value                      10,717,888 shares

       Class A Common Stock, $0.01 par value               1,200,000 shares

                             CAL-MAINE FOODS, INC.

                                     INDEX

                                                                        Page
                                                                        Number

Part I.     Financial Information

     Item 1.   Condensed Consolidated Financial Statements (unaudited)

               Condensed  Consolidated Balance Sheets -
               March 3, 2001 and June 3, 2000                             3

               Condensed  Consolidated   Statements  of
               Operations   -  Three  Months  and  Nine
               Months  Ended March 3, 2001 and February
               26, 2000                                                   4

               Condensed  Consolidated   Statements  of
               Cash Flow - Nine  Months  Ended March 3,
               2001 and February 26, 2000                                 5

               Notes    to    Condensed    Consolidated
               Financial Statements                                       6

     Item 2.   Management's   Discussion   and  Analysis  of
               Financial Condition and Results of Operations              7

     Item 3.   Quantitative  and Qualitative  Disclosures of
               Market Risk                                               11

Part II.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K                          12


     Signatures                                                          13

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                                                      March 3, 2001              June 3, 2000
                                                                    ------------------------------------------
                                                                       (unaudited)                  (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                      $   6,379                       $    6,541
     Accounts receivable, net                                          21,196                           14,299
     Note receivable from affiliate                                         -                              271
     Recoverable federal and state income taxes                           304                            4,509
     Inventories                                                       48,570                           43,913
     Prepaid expenses and other current assets                            352                              797
                                                                    ------------------------------------------
Total current assets                                                   76,801                           70,330

Notes receivable and investments                                        7,541                            7,932
Goodwill                                                                3,207                            3,390
Other assets                                                            2,776                            2,110

Property, plant and equipment                                         243,866                          237,098
Less accumulated depreciation                                        (100,209)                         (88,961)
                                                                    ------------------------------------------
                                                                      143,657                          148,137
                                                                    ==========================================
     TOTAL ASSETS                                                   $ 233,982                       $ 231,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                         $       -                       $   7,500
     Accounts payable and accrued expenses                             32,798                          25,953
     Current maturities of long-term debt                               6,957                           7,105
     Current deferred income taxes                                     11,287                          11,287
                                                                    ------------------------------------------
Total current liabilities                                              51,042                          51,845

Long-term debt, less current maturities                               110,854                         112,631
Deferred expenses                                                       1,489                           1,489
Deferred income taxes                                                   4,581                           4,581
                                                                    ------------------------------------------
     Total liabilities                                                167,966                         170,546

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares - 17,565,200 at March 3,
        2001 and June 3, 2000                                             176                             176
     Class A common stock $0.01 par value: authorized, issued
        and outstanding 1,200,000 shares                                   12                              12
     Paid-in capital                                                   18,784                          18,784
     Retained earnings                                                 59,471                          53,535
     Common stock in treasury - 6,842,212 shares at March 3,
     2001 and 6,550,912 shares at June 3, 2000                        (12,427)                        (11,154)
                                                                    ------------------------------------------
     Total stockholders' equity                                        66,016                          61,353
                                                                    ------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 233,982                       $ 231,899
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

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                           13 Weeks Ended                                 39 Weeks Ended
                                                   March 3, 2001      February 26, 2000         March 3, 2001   February 26, 2000
                                         ----------------------- ------------------------ ---------------------------------------

Net sales                                            $103,913         $ 79,191                    $272,020        $209,300
Cost of sales                                          83,354           72,644                     225,297         194,352
                                                     ----------------------------------------------------------------------------
     Gross profit                                      20,559            6,547                      46,723          14,948
Selling, general and
     administrative                                    11,148           10,780                      31,698          29,489
                                                     ----------------------------------------------------------------------------
Operating income (loss)                                 9,411           (4,233)                     15,025         (14,541)
Other income (expense):
     Interest expense, net                             (2,288)          (2,071)                     (6,759)         (4,679)
     Other                                                395               46                       1,778             180
                                                     ----------------------------------------------------------------------------
                                                       (1,893)          (2,025)                     (4,981)         (4,499)
                                                     ----------------------------------------------------------------------------
Income (loss) before income
     taxes                                              7,518           (6,258)                     10,044         (19,040)
Income tax expense (benefit)                            2,730           (2,261)                      3,652          (6,947)
                                                     ----------------------------------------------------------------------------
    NET INCOME (LOSS)                                $  4,788         $ (3,997)                   $  6,392        $(12,093)
                                                     ============================================================================
Net income (loss) per common
     share:
     Basic                                           $    .40         $   (.32)                   $    .53        $   (.98)
                                                     ============================================================================
     Diluted                                         $    .40         $   (.32)                   $    .53        $   (.98)
                                                     ============================================================================
Dividends per common share                           $  .0125         $  .0125                    $  .0375        $  .0375
                                                     ============================================================================
Weighted average shares
     outstanding:
     Basic                                             11,983           12,349                      12,096          12,401
                                                     ============================================================================
     Diluted                                           12,088           12,349                      12,156          12,401
                                                     ============================================================================

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   UNAUDITED


                                                                                         39 Weeks Ended
                                                                             March 3, 2001             February 26, 2000
                                                                            --------------------------------------------

Cash flows provided by (used in) operating activities                          $ 18,662                    $(10,082)

Cash flows from investing activities:
     Purchases of property, plant and equipment                                  (2,482)                     (4,526)
     Construction of production facilities                                       (6,266)                    (12,697)
     Purchases of shell egg production and processing business                        -                     (36,205)
     Payments received on notes receivable and from investments                     939                         496
     Increase in note receivable, investments and other assets                     (468)                     (2,704)
     Net proceeds from sale of property, plant and equipment                        607                         331
                                                                               -------------------------------------
Net cash used in investing activities                                            (7,670)                    (55,305)

Cash flows from financing activities:
     Net borrowings (payments) on notes payable to banks                         (7,500)                      1,000
     Long-term borrowings                                                         3,106                      40,295
     Principal payments on long-term debt                                        (5,031)                     (3,190)
     Purchases of common stock for treasury                                      (1,273)                       (957)
     Payment of dividends                                                          (456)                       (457)
                                                                               -------------------------------------
Net cash provided by (used in) financing activities                             (11,154)                     36,691
                                                                               -------------------------------------
Net change  in cash and cash equivalents                                           (162)                    (28,696)

Cash and cash equivalents at beginning of period                                  6,541                      36,198
                                                                               -------------------------------------
Cash and cash equivalents at end of period                                     $  6,379                     $ 7,502
                                                                               =====================================

See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                     (in thousands, except share amounts)
                                 March 3, 2001
                                  (unaudited)

1.   Presentation of Interim Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management , all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 3, 2001 are not necessarily indicative of the results that may be expected for the year ended June 2, 2001.

     The balance sheet at June 3, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Cal-Maine Foods, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 3, 2000.

2.   Inventories

     Inventories consisted of the following:

                                    March 3, 2001               June 3, 2000
                              ---------------------- --------------------------

        Flocks                       $30,958                   $ 28,417
        Eggs                           3,458                      2,417
        Feed and supplies             11,388                     10,028
        Livestock                      2,766                      3,051
                              ---------------------- --------------------------
                                     $48,570                   $ 43,913
                              ========================= =======================

ITEM 2. MANAGEMENTS'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday nearest to May 31.

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

     The Company currently uses contract producers for approximately 18% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, from outside producers for resale by the Company.

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

                                                                    Percentage of Net Sales
                                                 13 Weeks Ended                                39 Weeks Ended
                                      March 3, 2001          Feb. 26, 2000        March 3, 2001         Feb. 26, 2000
                                      -------------------------------------------------------------------------------

Net sales                                100.0%                  100.0%                100.0%               100.0%
Cost of sales                             80.2                    91.7                  82.8                 92.9
                                      ------------------------------------------------------------------------------
Gross profit                              19.8                     8.3                  17.2                  7.1
Selling, general &
administrative                            10.7                    13.6                  11.7                 14.0
                                      ------------------------------------------------------------------------------
Operating income (loss)                    9.1                    (5.3)                  5.5                 (6.9)
Other expense                             (1.9)                   (2.6)                 (1.9)                (2.2)
                                      ------------------------------------------------------------------------------
Income (loss) before taxes                 7.2                    (7.9)                  3.6                 (9.1)
Income tax expense (benefit)               2.6                    (2.9)                  1.3                 (3.3)
                                      ------------------------------------------------------------------------------
Net income (loss)                          4.6%                   (5.0)%                 2.3%                (5.8)%
                                      ==============================================================================

     NET SALES

     Net sales for the third quarter of fiscal 2001 were $103.9 million, an increase of $24.7 million, or 31.2% as compared to net sales of $79.2 million for the third quarter of fiscal 2000. Total dozens of eggs sold increased in the current quarter and egg selling prices increased as compared with prices last year. Dozens sold for the current quarter were 140.5 million dozen, an increase of 2.3 million dozen, or 1.7% as compared to the third quarter of last year. Good consumer demand and lower balanced egg supply resulted in higher egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2001 third quarter was $.704, compared to $.536 for the third quarter of last year, an increase of 31.3%.

     Net sales for the thirty-nine weeks ended March 3, 2001 were $272.0 million, an increase of $62.7 million, or 30.0%, as compared to net sales of $209.3 million for last year. As in the current quarter, total dozens sold and net egg selling prices increased. Dozens sold for the current 39 week period were 408.9 million as compared to 379.3 million for last fiscal year, an increase of 7.8%. For the current 39 week period, the Company's net average selling price per dozen was $.633, compared to $.512 per dozen last year, an increase of $.121 per dozen, or 23.6%.

     COST OF SALES

     Cost of sales for the third quarter ended March 3, 2001 was $83.4 million, an increase of $10.7 million, or 14.7%, as compared to cost of sales of $72.6 million for last year's third quarter. The increase is due to increases in dozens sold, cost of purchases from outside egg producers, and cost of feed ingredients. Dozens of eggs sold increased 1.7%. These additional dozens were the net result of an increase in dozens produced in Company facilities and a decrease in the number of dozens purchased from outside egg producers. An increase in the cost of the eggs purchased from outside producers was due to improved egg market conditions. Feed cost for the third quarter ended March 3, 2001 was $.213 per dozen, compared to last fiscal year's cost per dozen of $.182, an increase of 17.0%. The increases in dozens sold and improved egg selling prices resulted in an increase in gross profit from 8.3% of net sales for the quarter ended February 26, 2000 to 19.8% of net sales for the current quarter ended March 3, 2001.

     For the thirty-nine week period ended March 3, 2001, cost of sales was $225.3, an increase of $30.9 million, or 15.9%, as compared to cost of sales of $194.4 million for last year. As in the quarter, the increase in cost of sales is the result of more dozens sold, higher outside egg purchase cost, and an increase in the cost of feed. Eggs sold increased 29.6 million dozen in the current year and were supplied by Company facilities. Feed cost for the current 39 weeks was $.198 per dozen, compared to $.182 per dozen last year, an increase of 8.8%. The improvements in egg selling prices and increased dozens sold resulted in an increase in gross profit from 7.1% of net sales for the prior year 39 week period to 17.2% for the current 39 week period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the third quarter ended March 3, 2001 were $11.1 million, an increase of $368,000, or 3.4%, as compared to $10.8 million for last fiscal year's third quarter. The increase in cost is due to increased dozens sold and an increase in payroll and related expenses. On a cost per dozen sold basis, selling, general and administrative expenses remained about the same, $.079 per dozen for the current quarter as compared to $.078 for the same period in the prior year. As a percent of net sales, selling, general and administrative expenses decreased from 13.6% for fiscal 2000 third quarter to 10.7% for the current quarter.

     For the thirty-nine weeks ended March 3, 2001, selling, general and administrative expenses were $31.7 million, an increase of $2.2 million, or 7.5%, as compared to $29.5 million for the same period in the prior fiscal year. Approximately one third of the increased cost was related to increases in payroll and related expenses, with the balance made up of increased delivery expenses. For the current period, fuel cost increased 21.0% from the same period in the prior year and has also increased outside contract trucking cost. On a cost per dozen sold basis, selling, general and administrative expenses remained the same at $.077 for both fiscal years. As a percent of net sales, selling, general and administrative expenses have decreased from 14.0% for the prior 39 week period to 11.7% for the current 39 week period.

     OPERATING INCOME

     As the result of the above, operating income was $9.4 million for the third quarter ended March 3, 2001, as compared to an operating loss of $4.2 million for last year's fiscal third quarter. Operating income was 9.1% of net sales for the current fiscal 2001 quarter, compared to an operating loss of 5.3% of net sales for the same quarter in the prior year.

     For the thirty-nine weeks ended March 3, 2001, operating income was $15.0 million, compared to an operating loss of $14.5 million for last fiscal year. Operating income was 5.5% of net sales for the current 39 week period compared to an operating loss of 6.9% of net sales in the same period in the prior year.

     OTHER EXPENSE

     Other expense for the third quarter ended March 3, 2001 was $1.9 million, a decrease of $132,000, as compared to the third quarter of last fiscal year. In the current quarter, net interest expense increased $200,000 and other income increased $300,000. Net interest expense increased as the result of increased borrowing, primarily on the Company's line of credit, which began during the second quarter of fiscal 2000, increased through the first quarter of fiscal 2001 and was repaid during the current quarter. Other income for the current quarter increased from equity in income of affiliates. As a percent of net sales, other expense was 1.9% for the current third quarter, compared to 2.6% for the same period in the prior year.

     For the thirty-nine weeks ended March 3, 2001, other expense was $5.0 million, an increase of $482,000, or 10.7%, as compared to $4.5 million for the same period in the prior year. For the current period, net interest expense increased $2.1 million and other income increased $1.6 million. Net interest expense increased due to the same borrowing pattern as mentioned above. For the current period, other income increased from equity in income of affiliates and from settlement of an insurance claim. As a percent of net sales, other expense was 1.9% for the current period, as compared to 2.2% for the same period in the prior year.

     INCOME TAXES

     As a result of the above, the Company's pre-tax income was $7.5 million for the quarter ended March 3, 2001, compared to a pre-tax loss of $6.3 million for last year's quarter. For the current quarter, income tax expense of $2.7 million was recorded with an effective tax rate of 36.3%, as compared to an income tax benefit of $2.3 million with an effective rate of 36.1% for last year's comparable quarter.

     For the thirty-nine week period ended March 3, 2001, the Company's pre-tax income was $10.0 million, compared to pre-tax loss of $19.0 million for last year. For the current thirty-nine week period, income tax expense of $3.7 million was recorded with an effective tax rate of 36.4%, as compared to an income tax benefit of $7.0 million with an effective rate of 36.5% for last year's comparable period.

     NET INCOME (LOSS)

     Net income for the third quarter ended March 3, 2001 was $4.8 million, or $.40 per basic share, compared to net loss of $4.0 million, or $.32 per basic share for last fiscal year's third quarter.

     For the thirty-nine week period ended March 3, 2001, net income was $6.4 million, or $.53 per basic share, compared to last fiscal year's net loss of $12.1 million, or $.98 per basic share.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at March 3, 2001 was $25.8 million, compared to $18.5 million at June 3, 2000. The Company's current ratio was
1.50 at March 3, 2001, as compared with 1.36 at June 3, 2000. The Company's need for working capital generally is highest in the first and last fiscal quarters ending in August and May, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had $35 million available for use under its line of credit with three banks at March 3, 2001. The Company's long-term debt at that date, including current maturities, totaled $117.8 million, as compared to $119.7 million at June 3, 2000.

     For the thirty-nine weeks ended March 3, 2001, $18.7 million in net cash was provided by operating activities. This compares to $10.1 million that was used in operating activities for the comparable period last fiscal year. In the current thirty-nine week period, $2.5 million was used for purchases of property, plant and equipment, $607,000 was received from sales of property, plant and equipment, and $6.3 million was used for construction projects. Net cash of $468,000 was used for additions to investments and other assets and payments of $939,000 were received on notes receivable and investments. Approximately $1.3 million was used for purchase of common stock for the treasury and $456,000 was used for payments of dividends on the common stock. Additional long-term borrowings of $3.1 million were received. Repayments of $5.0 million were made on long-term debt and $7.5 million was repaid on the note payable to bank. The net result was a decrease in cash of approximately $162,000.

     For the comparable period last year, $4.5 million was used for purchases of property, plant and equipment, $12.7 million was used for construction projects, and $36.2 million was used in acquisition of a shell egg operation. Approximately $1.0 million was used for purchase of common stock, and $457,000 was used for payment of dividends on the common stock. The Company, as a 50% member, invested $1.2 million and loaned $1.5 million in the construction of a joint venture egg operation in Utah, Delta Egg Farm, LLC. The Company received $1.0 million from borrowings under its line of credit and long-term borrowings of $40.3 million. Principal payments of $3.2 million were made on long-term debt. The net result was a decrease in cash of $28.7 million.

     Certain key industry  indicators  for shell eggs are currently  favorable for fiscal 2001. Baby chicks placed during calendar 2000 are down approximately 5% compared to calendar 1999. This will tend to reduce the nationwide laying flock size in the current calendar year. Current projections for total laying flock size in the U. S. during the Company's fiscal 2001 are only slightly larger than last fiscal year. With anticipated improved demand by the egg industry, this should result in higher selling prices for eggs. Current industry indications are for a good corn and soybean supply for 2001. This should ensure favorable cost of feed for the current fiscal year.

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

     At March 3, 2001, the Company had $2.6 million in construction-in-progress which primarily represents construction of new shell egg production and processing facilities in Waelder, Texas. The estimated cost to complete construction of the Waelder facility in fiscal 2001 is approximately $500,000. The Company has a commitment from an insurance company to receive $13.4 million in long-term borrowings applicable to the Waelder facility, of which $11.4 million was funded as of March 3, 2001. Including the completion of the Waelder facility, the Company has projected capital expenditures of $15.7 million in fiscal 2001, which will be funded by cash flows from operations and additional long-term borrowings.

     As part of the Smith Farms purchase in September 1999, the Company is continuing the construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects are being funded by a leasing company. Total cost of the Searcy facility is approximately $20.0 million and completion is expected in the first quarter of fiscal 2002. Total cost of the Flatonia facility is approximately $16.0 and completion is anticipated in the second quarter of fiscal 2002. These facilities will be leased with seven year terms and accounted for as operating leases.


     Impact of Recently Issued Accounting Standards. The Company will adopt the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in the first quarter of fiscal 2002. Because the Company is not a party to derivative financial instruments, management expects the adoption of SFAS No. 133 to have no effect on the consolidated financial statements of the Company.

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

                                                CAL-MAINE FOODS, INC.
                                                (Registrant)


Date:  April 10, 2001                            /s/BOBBY J. RAINES
                                                -----------------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  April 10, 2001                            /s/CHARLES F. COLLINS
                                                -----------------------------
                                                Charles F. Collins
                                                Vice President/Controller
                                                (Principal Accounting Officer)