Form 10-Q/A
period 2000-12-02
CAL MAINE FOODS INC
filed 2001-04-12
CIK 16160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              Amendment No. 1 to quarterly report on Form 10-Q for
                   the quarterly period ended December 2, 2000

                              CAL-MAINE FOODS, INC.
 ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                    000-04892                  64-0500378
 ----------------------         -------------------     -----------------------
(State or other jurisdiction        (Commission             (IRS Employer
  of incorporation)                 File Number)         Identification Number)

                          3320 Woodrow Wilson Avenue
                          Jackson, Mississippi 22033
 ------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (601) 948-6813

     The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the year quarterly period ended December 2, 2000, as set forth in the pages attached hereto:

     Part I.      Item 1.     Condensed Consolidated Financial Statements

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CAL-MAINE FOODS, INC.

Date: April 10, 2001                              By:  /s/Charles F. Collins
                                                 ------------------------------
                                                       Charles F. Collins
                                                    Vice President Controller
                                                (Principal Accounting Officer)

                             CAL-MAINE FOODS, INC.

             Amendment No. 1 to quarterly report on Form 10-Q for
                   quarterly period ended December 2, 2000.

     This Form 10-Q/A No. 1 is filed solely for the purpose of correcting typographical errors in the condensed consolidated balance sheet as of December 2, 2000. The long-term debt, less current maturities figure should have been $112,558, and the common stock in treasury at June 3, 2000 should have been 6,550,912 shares, instead of the amounts shown in the Form 10-Q quarterly report as originally filed. All total amounts are correctly stated.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                           December 2, 2000             June 3, 2000
                                                                          ------------------------------------------
                                                                             (unaudited)                 (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  7,090                  $  6,541
     Accounts receivable, net                                                    25,208                    14,299
     Note receivable from affiliate                                               2,500                       271
     Recoverable federal and state income taxes                                     241                     4,509
     Inventories                                                                 46,908                    43,913
     Prepaid expenses and other current assets                                       61                       797
                                                                               -----------------------------------
Total current assets                                                             82,008                    70,330
Notes receivable and investments                                                  7,976                     7,932
Goodwill                                                                          3,272                     3,390
Other assets                                                                      2,754                     2,110

Property, plant and equipment                                                   242,515                   237,098
Less accumulated depreciation                                                    96,992                   (88,961)
                                                                               -----------------------------------
                                                                                145,523                   148,137
                                                                               -----------------------------------
     TOTAL ASSETS                                                              $241,533                  $231,899
                                                                               ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                    $ 10,000                  $  7,500
     Accounts payable and accrued expenses                                       32,864                    25,953
     Current maturities of long-term debt                                         6,761                     7,105
     Current deferred income taxes                                               11,287                    11,287
                                                                               -----------------------------------




Total current liabilities                                                         60,912                   51,845

Long-term debt, less current maturities                                          112,558                  112,631
Deferred expenses                                                                  1,489                    1,489
Deferred income taxes                                                              4,581                    4,581
                                                                               -----------------------------------
     Total liabilities                                                           179,540                  170,546

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares - 17,565,200 at December 2,
        2000 and June 3, 2000                                                        176                      176
     Class A common stock $0.01 par value: authorized, issued
        and outstanding 1,200,000 shares                                              12                       12
     Paid-in capital                                                              18,784                   18,784
     Retained earnings                                                            54,848                   53,535
     Common stock in treasury - 6,678,612 shares at December 2,
        2000 and 6,550,912 shares at June 3, 2000                                (11,827)                 (11,154)
                                                                               -----------------------------------
     Total stockholders' equity                                                   61,993                   61,353
                                                                               -----------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 241,533                $ 231,899
                                                                               ===================================

     See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                   UNAUDITED

                                        13 Weeks Ended                          26 Weeks Ended
                                      Dec. 2, 2000     Nov. 27, 1999          Dec. 2, 2000      Nov. 27, 1999
                                     ------------------------------------------------------------------------

Net sales                              $92,589              $71,054               $168,107            $130,109
Cost of sales                           74,293               64,387                141,943             121,709
                                       ------------------------------------------------------------------------
     Gross profit                       18,296                6,667                 26,164               8,400
Selling, general and
     administrative                     10,438                9,612                 20,550              18,708
                                       ------------------------------------------------------------------------
Operating income (loss)                  7,858               (2,945)                 5,614             (10,308)
Other income (expense):
     Interest expense, net              (2,316)              (1,577)                (4,471)             (2,608)
     Other                               1,060                  245                  1,383                 134
                                       ------------------------------------------------------------------------
                                        (1,256)              (1,332)                (3,088)             (2,474)
                                       ------------------------------------------------------------------------
Income (loss) before income
     taxes                               6,601               (4,277)                 2,526             (12,782)
Income tax expense (benefit)             2,375               (1,544)                   922              (4,686)
                                       ------------------------------------------------------------------------
    NET INCOME (LOSS)                  $ 4,226              $(2,732)              $  1,604            $ (8,096)
                                       ========================================================================
Net  income (loss) per common share:
     Basic                             $   .35              $  (.22)              $    .13            $   (.65)
                                       ========================================================================
     Diluted                           $   .35              $  (.22)              $    .13            $   (.65)
                                       ========================================================================
Weighted average shares
     outstanding:
     Basic                              12,114               12,403                 12,153              12,427
                                       ========================================================================
     Diluted                            12,122               12,403                 12,190              12,427
                                       ========================================================================


     See notes to condensed consolidated financial statements.

                    CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   UNAUDITED


                                                                                  26 Weeks Ended
                                                                     December 2, 2000          November 27, 1999
                                                                    ------------------ --------------------------

Cash flows provided by (used in) operating activities                     $ 8,172               $ (9,095)

Cash flows from investing activities:
     Purchases of property, plant and equipment                            (1,262)                (1,641)
     Construction of production facilities                                 (5,032)                (9,462)
     Purchases of shell egg production and processing business                                   (36,205)

     Payments received on notes receivable and from investments               498                  1,186
     Increase in note receivable, investments and other assets             (3,488)                  (787)
     Net proceeds from sale of property, plant and equipment                  543                     14
                                                                          -------------------------------
Net cash used in investing activities                                      (8,741)               (46,895)

Cash flows from financing activities:
     Net borrowings on note payable to bank                                 2,500                  7,500
     Long-term borrowings                                                   2,916                 23,445
     Principal payments on long-term debt and capital leases               (3,334)                (2,505)
     Purchases of common stock for treasury                                  (673)                (  567)
     Payment of dividends                                                    (291)                (  303)
                                                                          -------------------------------
Net cash provided by financing activities                                   1,118                 27,570
                                                                          -------------------------------
Increase (decrease) in cash and cash equivalents                              549                (28,420)

Cash and cash equivalents at beginning of period                            6,541                 36,198
                                                                          -------------------------------
Cash and cash equivalents at end of period                                $ 7,090               $  7,778
                                                                          ===============================

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

2.   Inventories

     Inventories consisted of the following:


                                 December 2, 2000           June 3, 2000
                                ----------------------------------------

        Flocks                      $ 30,178                   $ 28,417
        Eggs                           3,740                      2,417
        Feed and supplies             10,040                     10,028
        Livestock                      2,950                      3,051
                                ---------------------------------------
                                    $ 46,908                   $ 43,913
                                =======================================