Form 10-K405
period 2001-06-02
CAL MAINE FOODS INC
filed 2001-08-13
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR FISCAL YEAR ENDED JUNE 2, 2001

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

         Yes       X                No________
             ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of July 31, 2001, 10,672,588 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $9,090,800, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on October 11, 2001, to be filed with the Securities and Exchange Commission on or about September 11, 2001.

                                TABLE OF CONTENTS

                                     Part I


                                                                        Page
Item                                                                   Number

 1.     Business...........................................................   3
 2.     Properties.........................................................   7
 3.     Legal Proceedings..................................................   8
 4.     Submission of Matters to a Vote of Security Holders................   8

                                    Part II

 5.     Market for the Registrant's Common Stock and Related
          Stockholder Matters..............................................   9
 6.     Selected Financial Data............................................  10
 7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  10
 7A.    Quantitative and Qualitative Disclosures About Market Risk.........  16
 8.     Financial Statements and Supplementary Data........................  16
 9.     Changes in and  Disagreements with Accountants on Accounting and Financial Disclosure.........................................  16

                                   Part III

10.      Directors and Executive Officers of the Registrant................  17
11.      Executive Compensation............................................  17
12.      Security Ownership of Certain Beneficial Owners and Management....  17
13.      Certain Relationships and Related Transactions....................  17

                                     Part IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...  17

                                     PART I
ITEM 1.  BUSINESS
         General

         Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated in Delaware in 1969. The Company's primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 98% of the Company's net sales in fiscal 2001 and 2000. The Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 2001, had sales of approximately 545 million dozen shell eggs. This volume represents approximately 13% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

         The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to the "Company" or "Cal-Maine" include all subsidiaries of the Company.

         Growth Strategy and Acquisitions

         The Company pursues an aggressive growth strategy, including the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated ten acquisitions, adding an aggregate of 21 million layers to its capacity, and built six new "in-line" shell egg production and processing facilities and one pullet growing facility, adding 6.5 million layers and 1.5 million growing pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The new "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

         As a result of the Company's growth strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately
6.8 million at May 28, 1988 to an average of approximately 20.6 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 449 million for each of the past five fiscal years. Net sales amounted to $358.4 million in fiscal 2001, more than five times net sales of $69.9 million in fiscal 1988.

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

                  Acquisitions of Egg Production and Processing Facilities
                                                                            Layers             Purchase
Fiscal Year (1)     Seller                                 Location        Acquired             Price
---------------     ------                                 --------        --------             -----

     1989           Egg City, Inc.                         Arkansas         1,300,000        $ 6,716,000
     1990           Sunny Fresh Foods, Inc.                   (2)           7,500,000         21,629,000
     1991           Sunnyside Eggs, Inc.                North Carolina      1,800,000          6,000,000
     1994           Wayne Detling Farms                      Ohio           1,500,000         12,194,000
     1995           A & G Farms                            Kentucky         1,000,000          2,883,000
     1997           Sunbest Farms                          Arkansas           600,000          1,302,000
     1997           Southern Empire Egg Farm, Inc.          Georgia         1,300,000         10,654,000
     1998           J&S Farms / Savannah Valley             Georgia                            3,745,000
                    Egg                                                    900,000
     1999           Hudson Brothers, Inc.                  Kentucky         1,200,000         11,534,000
     2000           Smith Farms                         Texas/Arkansas      3,900,000         36,205,000
                                                                        -------------     --------------
                                    Total                                  21,000,000      $ 112,862,000
                                                                        =============     ===============

(1)      The Company's fiscal year ends on the Saturday closest to May 31.

(2)      New Mexico, Kansas, Texas, Alabama, Oklahoma, Arkansas and North Carolina

            Construction of Egg Production, Pullet Growing and Processing Facilities (1)
   Fiscal Year                                   Layer           Pullet            Approximate
    Completed     Location                      Capacity        Capacity              Cost
    ---------     --------                      --------        --------              ----

       1990       Mississippi                  1,000,000         200,000          $ 10,000,000
       1992       Louisiana                    1,000,000          --                10,000,000
       1992       Mississippi                     --             500,000             3,500,000
       1994       Mississippi                  1,000,000          --                 9,200,000
       1996       Texas                        1,000,000          250,000           14,000,000
       1999       Kansas                       1,250,000          250,000           21,500,000
       2001       Texas                        1,300,000          300,000           19,000,000
                                          --------------     ------------      ----------------
                          Total                6,550,000        1,500,000          $ 87,200,000
                                          ==============     ============      ================

(1)   Does not include construction in Guthrie, Kentucky, commenced in fiscal
      2001, and to be completed in fiscal 2003 at an estimated cost of $18.0 million, adding approximately 1,500,000 layer capacity.

         The Company proposes to continue a growth strategy calling for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 13% of domestic shell egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. The Company believes that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

         The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

         Shell Eggs

         Production. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 84% of its total fiscal 2001 egg production, with the balance attributable to contract producers used by the Company.

         Under Cal-Maine's arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

         The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 97% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks.

         Feed cost represents the largest element of the Company's farm egg production cost, ranging from 55% to 64% of total cost in the last five years, or an average of approximately 58%. Although feed ingredients are available from a number of sources, the Company has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

         The Company's egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease factors. These risks are not within the Company's control and could have a material adverse effect on its operations. Also, the marketability of the Company's shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

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

         Marketing. Of the 545 million dozen shell eggs sold by the Company in the fiscal year ended June 2, 2001, 419 million were produced by Company flocks.

         Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 2001, one customer, a major Texas grocery retailer, accounted for 13.2% of net sales, and the top 10 customers accounted for 55% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

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

         Shell eggs are perishable. Consequently, the Company maintains very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. The Company generally experiences lower sales and net income, and generally losses, in its fourth and first fiscal quarters ending in May and August, respectively.

         According to U.S. Department of Agriculture reports, the annual per capita consumption of shell eggs in the United States since 1990 has ranged from 235 to 258, averaging 242, with the peak consumption of 258 occurring in 2000. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

         Specialty Eggs. The Company also produces specialty eggs such as Eggo land's Best(TM) and Farmhouse eggs. Eggo land's Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Eggo land's Best(TM) eggs, under license from Eggo land's Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Eggo land's Best(TM) eggs accounted for approximately 4.4% of the Company's net sales in fiscal 2001. "Farmhouse" brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs account for l.4% of net sales. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

         Livestock. The Company's livestock operations currently consist of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2% of the Company's net sales in fiscal 2001.

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

         The shell egg production and processing industry has been characterized by a growing concentration of production. In 2000, 63 producers with one million or more layers owned 79% of the 273 million total U.S. layers, compared with the 56 producers with one million or more layers owning 63.6% of the 231.9 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56.2% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

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

         Employees. As of June 2, 2001, the Company had a total of approximately 1,750 employees of whom 1,580 worked in egg production, processing and marketing, 100 were engaged in feed mill operations, 30 in dairy activities, and 40 were administrative employees, including officers, at the Company's executive offices. About 7% of the Company's personnel is part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

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

         The Company operates 304 over-the-road tractors and 370 trailers, of which 173 and 219 are owned, respectively, and the balance are leased.

         At June 2, 2001, the Company owned approximately 16,000 acres of land and owned facilities to:

              Operation                   Capacity

              Hatch                     16,000,000  - pullet chicks per year
              Grow (1)                  11,000,000  - pullets per year
              House (2)                 19,000,000  - hens
              Produce                          600  - tons of feed per hour
              Process (3)                    7,000  - cases of eggs per hour

(1) The Company uses contract growers for the production of an additional 1.3 million pullets.

(2) The Company controls approximately 21 million layers, of which 3.8 million are cared for by contract producers.

(3)   One case equals 30 dozen eggs.

         Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $135.5 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 2, 2001.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol CALM. At June 2, 2001, there were approximately 251 record holders of the Company's Common Stock and approximately 800 beneficial owners whose shares were held by nominees or broker dealers. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 2001 and fiscal 2000.

                                                               Cash Dividend
                                            Sales Price           Declared

    Year Ended     Fiscal Quarter        High          Low

    June 2, 2001   First Quarter      $   4.375     $   3.250     $  .0125
                   Second Quarter         4.313         3.125        .0125
                   Third Quarter          6.625         4.00         .0125
                   Fourth Quarter         5.38          4.406        .0125

    June 3, 2000   First Quarter      $   5.50      $   4.375     $  .0125
                   Second Quarter         4.875         3.344        .0125
                   Third Quarter          4.375         2.50         .0125
                   Fourth Quarter         4.094         3.250        .0125


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

ITEM 6.  SELECTED FINANCIAL DATA

                                                              Fiscal Years Ended
                                          June 2,      June 3,         May 29,        May 30,       May 31,
                                           2001         2000            1999           1998           1997
                                           ----         ----            ----           ----           ----
                                                    (Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales                               $ 358,412      $ 287,055      $ 287,954      $ 309,071      $ 292,526
Cost of sales                             299,417        268,937        242,022        264,636        236,273
                                        ---------      ---------      ---------      ---------      ---------
Gross profit                               58,995         18,118         45,932         44,435         56,253
Selling, general and administrative        42,337         40,059         36,406         34,089         28,930
                                        ---------      ---------      ---------      ---------      ---------
   Operating income (loss)                 16,658        (21,941)         9,526         10,346         27,323
Other income (expense):
   Interest expense                        (8,736)        (7,726)        (5,195)        (4,583)        (4,277)
   Equity in income of affiliates             415            130            326            294            524
   Other                                    2,378          2,525          3,330          2,268            783
                                        ---------      ---------      ---------      ---------      ---------
                                           (5,943)        (5,071)        (1,539)        (2,021)        (2,970)
                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes          10,715        (27,012)         7,987          8,325         24,353
Income tax expense (benefit)               (3,891)        (9,633)         2,907          2,946          9,508
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss)                       $   6,824      $ (17,379)     $   5,080      $   5,379      $  14,845
                                        =========      =========      =========      =========      =========

Net income (loss) per common share:
   Basic                                $     .57      $   (1.41)     $    0.39      $    0.41      $    1.21
                                        =========      =========      =========      =========      =========

   Diluted                              $     .56      $   (1.41)     $    0.39      $    0.40      $    1.18
                                        =========      =========      =========      =========      =========

Cash dividends declared per share       $   0.050      $  0 .048      $   0.045      $   0.020      $     .00
                                        =========      =========      =========      =========      =========
Weighted average shares
 outstanding:
   Basic                                   12,051         12,362         12,999         13,191         12,285
                                        =========      =========      =========      =========      =========
   Diluted                                 12,120         12,362         13,114         13,428         12,560
                                        =========      =========      =========      =========      =========

Balance Sheet Data:
Working capital                         $  28,386      $  18,485      $  48,501      $  56,591      $  45,390
Total assets                              234,752        231,899        213,682        203,188        182,294
Total debt (including current
  portion)                                118,340        119,736         84,004         75,498         64,436
Total stockholders' equity                 66,196         61,353         80,584         79,547         74,642


ITEM 7.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday nearest to May 31 which was June 2, 2001 (52 weeks), June 3, 2000 (53 weeks) and May 29, 1999 (52 weeks) for the most recent three fiscal years.

         The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for over 98% of the Company's net sales in fiscal 2001 and 2000. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

         The Company currently uses contract producers for approximately 16% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

         The Company's cost of production is materially affected by feed costs, which average about 58% of Cal-Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                          Percentage of Net Sales
                                                             Fiscal Years Ended
                                          June 2, 2001       June 3, 2000       May 29, 1999      May 30, 1998
                                          ------------       ------------       ------------      ------------

Net sales                                    100.0%             100.0%              100.0%            100.0%
Cost of sales                                 83.5               93.7                84.0              85.6
                                              ----               ----               ----               ----
Gross profit                                  16.5                6.3                16.0              14.4
Selling, general & administrative
 expenses                                     11.8               14.0                12.6              11.0
                                              ----               ----                ----              ----
Operating income  (loss)                       4.7               (7.7)                3.4               3.4
                                                                                                        ---
Other income (expense)                        (1.7)              (1.7)               (0.6)             (0.7)
                                             -----              -----                ----               ----
Income (loss)  before taxes                    3.0               (9.4)                2.8               2.7
                                                                                                        ---
Income tax expense (benefit)                   1.1               (3.3)                1.0               1.0
                                               ---               -----                ---               ---
Net income  (loss)                             1.9%              (6.1)%               1.8%              1.7%
                                               ====              ======               ====              ====


Fiscal Year Ended June 2, 2001 Compared to Fiscal Year Ended June 3, 2000

         Net Sales. Net sales for the fiscal year ended June 2, 2001 were $358.4 million, an increase of $71.3 million, or 24.9%, from net sales of $287.1 million for the preceeding fiscal year. The increase resulted from increases in dozens sold and selling prices of shell eggs. In fiscal 2001, total dozens of shell eggs sold were 545.1 million, an increase of 18.9 million dozen, or 3.6%, compared to 526.2 million dozen sold in fiscal 2000. Good consumer demand and a lower, balanced egg supply resulted in higher egg selling prices during the current fiscal year. The Company's average selling price of shell eggs increased from $.507 per dozen for fiscal 2000 to $.625 per dozen for fiscal 2001, an increase of $.118 per dozen, or 23.3%.

         Cost of Sales. Cost of sales for the fiscal year ended June 2, 2001 was $299.4 million, an increase of $30.5 million, or 11.3%, as compared to cost of sales of $268.9 million for last fiscal year. The increase is due to increases in dozens sold, cost of purchases from outside egg producers, and cost of feed ingredients. The 3.6% increase in dozens sold was the net result of an increase in dozens produced in Company facilities and a decrease in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to improved egg market conditions. Feed cost for fiscal 2001 was $.197 per dozen, compared to $.188 per dozen for last fiscal year, an increase of 4.8%. A 23.3% increase in egg selling prices, offset by a 11.3% increase in cost of goods sold resulted in an increase in gross profit from 6.3% of net sales for fiscal 2000 to 16.5% of net sales for fiscal 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expense in fiscal 2001 was $42.3 million, an increase of $2.2 million, or 5.7%, as compared to $40.1 million for fiscal 2000. The increase in cost is due to increased dozens sold and higher delivery costs, especially in fuel and outside contract hauling. On a cost per dozen sold basis, selling, general and administrative remained approximately the same, $.078 per dozen for fiscal 2001, as compared to $.076 per dozen for last fiscal year. As a percent of net sales, selling, general and administrative expense decreased from 14.0% for fiscal 2000 to 11.8% for fiscal 2001.

         Operating Income (Loss). As a result of the above, the Company's operating income was $16.7 million for fiscal 2001, as compared to an operating loss of $21.9 million for fiscal 2000. As a percent of net sales, the operating income for fiscal 2001 was 4.7%, as compared to an operating loss of 7.7% for fiscal 2000.

         Other Income (Expense). Other expense for fiscal 2001 was $5.9 million, an increase of $872,000, as compared to other expense of $5.1 million for fiscal 2000. For fiscal 2001, interest expense increased $1.3 million and net other income increased $474,000. Interest expense increased due to increased borrowing during fiscal 2001, primarily on the Company's line of credit. The line of credit increased through the first quarter of fiscal 2001 and was repaid during the third quarter. As a percent of net sales, other expense was 1.7% both fiscal 2001 and 2000.

         Income Taxes. As a result of the above, the Company's pre-tax income was $10.7 million for the current fiscal year, compared to a pre-tax loss of $27.0 million for fiscal 2000. For the current fiscal year, income tax expense totaled $3.9 million with an effective tax rate of 36.3%, as compared to an income tax benefit of $9.6 million with an effective rate of 35.7% for fiscal 2000.

         Net Income (Loss). As a result of the above, net income for fiscal 2001 was $6.8 million or $0.57 per basic share and $0.56 per diluted share, compared to net loss of $17.4 million, or $1.41 per basic and diluted share for fiscal 2000.

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

         Cost of Sales. The cost of sales in fiscal 2000 was $268.9 million, an increase of $26.9 million, or 11.1%, above fiscal 1999 cost of sales of $242.0 million. The increase is the net result of an increase in dozens sold and a slight decrease in feed cost per dozen produced. As discussed above, dozens sold for fiscal 2000 increased 100.7 million dozen, or 23.7%. Of the increase in dozens sold, 27.7 million dozens were purchased from outside egg producers, an increase of 25.0% above the 1999 fiscal year. During weak egg market conditions as described above, the Company is able to purchase outside eggs at more favorable net prices which mitigates the normally higher cost of purchasing eggs from outside sources. A good 1999 corn and soybean harvest resulted in slight decreases in cost of feed ingredients. Feed cost for fiscal 2000 was $.188 per dozen, compared to $.195 per dozen for the 1999 fiscal year, a decrease of $.007 per dozen, or 3.6%. Decreased feed cost and cost of outside egg purchases were not enough to offset the 18.6% drop in egg selling prices, and the net result was a decrease in gross profit from 16.0% of net sales for fiscal 1999 to 6.3% for fiscal 2000.

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

             Capital Resources and Liquidity. The Company's working capital at June 2, 2001 was $28.4 million compared to $18.5 million at June 3, 2000. The Company's current ratio was 1.59 at June 2, 2001 as compared with 1.36 at June 3, 2000. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks, none of which was outstanding at June 2, 2001. The Company's long-term debt at June 2, 2001, including current maturities, amounted to $118.3 million, as compared to $119.7 million at June 3, 2000.

         For the fiscal year ended June 2, 2001, $30.4 million was provided by operating activities. The Company had additional long-term borrowings of $5.0 million, $736,000 net proceeds from the disposal of property, plant and equipment and $366,000 net proceeds from notes receivable and investments. In the 2001 fiscal year, $8.3 million was used for construction projects and $5.8 million for purchases of property, plant and equipment. Approximately $1.4 million was used for purchases of common stock for treasury and $607,000 for dividend payments on the common stock. Principal payments of $6.4 million were made on long-term debt and $7.5 million was repaid on borrowings on the line of credit. The net result of these activities was an increase in cash and cash equivalents of $6.6 million for fiscal 2001.

         The egg industry has placed more baby chicks during the first six months of calendar 2001 than previously forecast. This could result in increased egg production and downward pressure on egg prices. Egg demand is very good for domestic use, with export demand down slightly. Cost of feed is projected to continue at moderate price levels for the fiscal year ahead.

         Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 2, 2001, the Company did not meet certain of these provisions on its long-term debt agreements. The Company has obtained waivers of these requirements through fiscal 2002. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

         In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2003. The total cost of the facility is approximately $18.0 million, of which $1.0 million was incurred through June 2, 2001. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. In addition to the construction, the Company has projected capital expenditures of $15.5 million fiscal 2002, which will be funded by cash flows from operations and additional long-term borrowings.

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

         Impact of Recently Issued Accounting Standards. The Company will adopt the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in the first quarter of fiscal 2002. Because the Company is not a party to derivative financial instruments, the adoption of SFAS No. 133 will have no effect on the consolidated financial statements of the Company.

         On June 29, 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 141). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt the SFAS No. 142 in the first quarter of fiscal 2003, with early adoption permitted in the first quarter of fiscal 2002. Management has not determined the effect of the adoption of this statement on the earnings and financial position of the Company. Management has not made a final decision, but is considering early adoption of SFAS No. 142 in the first quarter of fiscal 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Note 11 to the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, schedules, and supplementary data required by this item are listed in Item 14(a) of this report and included at pages F-1 through F-15 and S-1.

Quarterly Financial Data:
  (unaudited, amounts in thousands, except per share data)

                                                                Fiscal Year 2001
                                  First                   Second                    Third                   Fourth
                                 Quarter                  Quarter                  Quarter                 Quarter
                             -------------------- ------------------------ ------------------------ -----------------------

Net sales                       $ 75,518                $ 92,589                 $ 103,913                $ 86,392
Gross profit                       7,868                  18,296                    20,559                  12,272
Net income (loss)                 (2,622)                  4,226                     4,788                     432
Net loss per share:
     Basic                       $ (.22)                   $ .35                    $ .40                   $ .04
     Diluted                     $ (.22)                   $ .35                    $ .40                   $ .04


                                                                 Fiscal Year 2000
                                  First                   Second                    Third                   Fourth
                                 Quarter                  Quarter                  Quarter                 Quarter
                             -------------------- ------------------------ ------------------------ -----------------------

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors and executive officers is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information concerning executive compensation is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements

                  The consolidated financial statements of the Company listed on the accompanying index to consolidated financial statements are filed as part of this report.

                  The financial schedule required by Regulation S-X is filed at page S-1.

         (b)      Reports on Form 8-K

                  No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 2001. No amendments to previously filed Forms 8-K were filed during the fourth quarter of fiscal 2001.

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

--------------

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

******** Incorporated by reference to Registrant's form S-8 Registration
         Statement No. 333-39940, dated June 23, 2000.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 13th day of August, 2001.

                                           CAL-MAINE FOODS, INC.

                                               /s/ Fred R. Adams, Jr.
                                           -------------------------------------
                                                   Fred R. Adams, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                           Title                   Date

       /s/ Fred R. Adams, Jr.      Chairman of the Board and     August 13, 2001
---------------------------------  Chief Executive Officer
           Fred R. Adams, JR       (Principal Executive Officer)

       /s/ Richard K. Looper       Vice Chairman of the Board    August 13, 2001
---------------------------------  and Director
           Richard K. Looper

       /s/ Adolphus B. Baker       President and Director        August 13, 2001
---------------------------------
           Adolphus B. Baker


       /s/ Bobby J. Raines         Vice President, Chief         August 13, 2001
---------------------------------  Financial Officer,
           Bobby J. Raines         Treasurer, Secretary
                                   and Director (Principal
                                   Financial Officer)

       /s/ Charles F. Collins      Vice President, Controller    August 13, 2001
---------------------------------  and Director (Principal
           Charles F. Collins      Accounting Officer)

       /s/  Jack B. Self           Vice President and Director   August 13, 2001
---------------------------------
            Jack B. Self

       /s/  Joe M. Wyatt           Vice President and Director   August 13, 2001
---------------------------------
            Joe M. Wyatt

                                   Director
---------------------------------
            W. D. Cox

                                   Director
---------------------------------
            R. Faser Triplett

                                    Director
---------------------------------
            Letitia C. Hughes

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page


Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets as of June 2, 2001 and June 3, 2000..........  F-3

Consolidated Statements of Operations for the years ended June 2,
  2001, June 3, 2000 and May 29, 1999....................................  F-4

Consolidated Statements of Stockholders' Equity for the years ended
  June 2, 2001, June 3, 2000 and May 29, 1999............................  F-5

Consolidated Statements of Cash Flows for the years ended June 2,
   2001, June 3, 2000 and May 29, 1999........ ..........................  F-6

Notes to Consolidated Financial Statements...............................  F-7

Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of June 2, 2001 and June 3, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 2, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at June 2, 2001 and June 3, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 2, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/   Ernst & Young LLP


Jackson, Mississippi
July 12, 2001

                     Cal-Maine Foods, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                        June 2      June 3
                                                         2001        2000
                                                         ----        ----
Assets
Current assets:
   Cash and cash equivalents                          $  13,129    $   6,541
   Receivables:
     Trade receivables, less allowance for
       doubtful accounts of $590 in 2001
       and $305 in 2000                                  15,254       13,075
     Other                                                  763        1,495
                                                      ---------    ---------
                                                         16,017       14,570
   Recoverable federal and state income taxes              --          4,509
   Inventories                                           47,122       43,913
   Prepaid expenses and other current assets                569          797
                                                      ---------    ---------
Total current assets                                     76,837       70,330
Other assets:
   Notes receivable and investments                       7,673        7,072
   Goodwill                                               3,147        3,390
   Other                                                  2,447        2,970
                                                      ---------    ---------
                                                         13,267       13,432
Property, plant and equipment, less accumulated
   depreciation                                         144,648      148,137
                                                      ---------    ---------
Total assets                                          $ 234,752    $ 231,899
                                                      =========    =========

Liabilities and stockholders' equity
Current liabilities:
   Note payable to bank                               $    --      $   7,500
   Trade accounts payable                                18,952       17,113
   Accrued wages and benefits                             5,628        4,962
   Accrued expenses and other liabilities                 4,912        3,878
   Current maturities of long-term debt                   7,184        7,105
   Deferred income taxes                                 11,775       11,287
                                                      ---------    ---------
Total current liabilities                                48,451       51,845
Long-term debt, less current maturities                 111,156      112,631
Other noncurrent liabilities                              1,450        1,489
Deferred income taxes                                     7,499        4,581
                                                      ---------    ---------
Total liabilities                                       168,556      170,546
Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 17,565,200             176          176
   Class A common stock, $.01 par value:
     Authorized shares - 1,200,000
     Issued and outstanding shares - 1,200,000               12           12
   Paid-in capital                                       18,784       18,784
   Retained earnings                                     59,752       53,535
   Common stock in treasury (6,863,512 shares
     in 2001 and 6,550,912
     shares in 2000)                                    (12,528)     (11,154)
                                                      ---------    ---------
Total stockholders' equity                               66,196       61,353
                                                      ---------    ---------
Total liabilities and stockholders' equity            $ 234,752    $ 231,899
                                                      =========    =========


See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                               Fiscal year ended
                                       ------------------------------------
                                         June 2       June 3       May 29
                                          2001         2000         1999
                                       ---------    ---------    ----------

Net sales                              $ 358,412    $ 287,055    $ 287,954
Cost of sales                            299,417      268,937      242,022
                                       ---------    ---------    ---------

Gross profit                              58,995       18,118       45,932
Selling, general and administrative       42,337       40,059       36,406
                                       ---------    ---------    ---------

Operating income (loss)                   16,658      (21,941)       9,526

Other income (expense):
   Interest expense                       (9,072)      (7,726)      (5,195)
   Interest income                           336          748        2,202
   Equity in income of affiliates            415          130          357
   Other, net                              2,378        1,777        1,097
                                       ---------    ---------    ---------
                                          (5,943)      (5,071)      (1,539)
                                       ---------    ---------    ---------
Income (loss) before income taxes         10,715      (27,012)       7,987
Income tax expense (benefit)               3,891       (9,633)       2,907
                                       ---------    ---------    ---------
Net income (loss)                      $   6,824    $ (17,379)   $   5,080
                                       =========    =========    =========

Net income (loss) per share:
   Basic                               $     .57    $   (1.41)   $     .39
                                       =========    =========    =========
   Diluted                             $     .56    $   (1.41)   $     .39
                                       =========    =========    =========
Weighted average shares outstanding:
   Basic                                  12,051       12,362       12,999
                                       =========    =========    =========
   Diluted                                12,120       12,362       13,114
                                       =========    =========    =========


See accompanying notes.

                                    Cal-Maine Foods, Inc. and Subsidiaries

                               Consolidated Statements of Stockholders' Equity
                                   (in thousands, except per share amounts)

                                                          Common Stock
                                   ---------------------------------------------------------
                                                       Class A  Class A  Treasury    Treasury    Paid-in    Retained
                                    Shares    Amount   Shares   Amount    Shares      Amount     Capital    Earnings    Total
                                   --------------------------------------------------------------------------------------------

Balance at May 30, 1998               17,565     $176    1,200      $12      5,608   $  (6,456)    $18,784   $67,031    $79,547
  Purchases of common stock
    for treasury                           -        -        -        -        650      (3,457)          -         -     (3,457)
  Cash dividends paid ($.045 per           -        -        -        -          -           -           -      (586)      (586)
    common share)
  Net income for fiscal 1999               -        -        -        -          -           -           -     5,080      5,080
                                   --------------------------------------------------------------------------------------------
Balance at May 29, 1999               17,565      176    1,200       12      6,258      (9,913)     18,784    71,525     80,584
  Purchases of common stock
    for treasury                           -        -        -        -        293      (1,241)          -         -     (1,241)
  Cash dividends paid ($.048 per
    common share)                          -        -        -        -          -           -           -      (611)      (611)
  Net loss for fiscal 2000                 -        -        -        -          -           -           -   (17,379)   (17,379)
                                   --------------------------------------------------------------------------------------------
Balance at June 3, 2000               17,565      176    1,200       12      6,551     (11,154)     18,784    53,535     61,353
  Purchases of common stock
    for treasury                           -        -        -        -        313      (1,374)          -         -     (1,374)
  Cash dividends paid ($.05 per
    common share)                          -        -        -        -          -           -           -      (607)      (607)
  Net income for fiscal 2001               -        -        -        -          -           -           -     6,824      6,824
                                   --------------------------------------------------------------------------------------------
Balance at June 2, 2001               17,565     $176    1,200      $12      6,864    $(12,528)    $18,784   $59,752    $66,196
                                   ============================================================================================



See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                       Fiscal year ended
                                                           ---------------------------------------------
                                                              June 2          June 3         May 29
                                                               2001            2000           1999
                                                           ---------------------------------------------
Cash flows from operating activities
Net income (loss)                                            $   6,824        $(17,379)      $   5,080
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                              17,542          15,806          12,199
     Provision for doubtful accounts                               678             430              51
     Deferred income taxes                                       3,406          (4,711)            (92)
     Equity in income of affiliates                               (415)           (130)           (357)
     Gain on disposal of property,
       plant and equipment                                        (201)         (1,537)           (355)
Change in operating assets and liabilities,
   net of effects from purchases of
   shell egg production and processing
   businesses:
     Receivables and other assets                                2,298          (3,821)          1,891
     Inventories                                                (3,209)          1,420           5,967
     Accounts payable, accrued expenses
       and deferred expenses                                     3,500          (1,144)           (317)
                                                           ---------------------------------------------
Net cash provided by (used in) operating activities             30,423         (11,066)         24,067

Cash flows from investing activities
Purchases of property, plant and equipment                     (14,060)        (27,922)        (15,911)
Purchases of shell egg production and
  processing businesses                                              -         (35,578)        (12,161)
Payments received on notes receivable
  and from investments                                           1,697           2,995             798
Increase in notes receivable and investments                    (1,331)         (1,134)         (4,603)
Net proceeds from disposal of property, plant
  and equipment                                                    736           1,668           5,122
                                                           ---------------------------------------------
Net cash used in investing activities                          (12,958)        (59,971)        (26,755)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank               (7,500)          7,500               -
Long-term borrowings                                             5,040          40,295          13,135
Principal payments on long-term debt                            (6,436)         (4,563)        (11,332)
Purchases of common stock for treasury                          (1,374)         (1,241)         (3,457)
Payments of dividends                                             (607)           (611)           (586)
                                                           ---------------------------------------------
Net cash provided by (used in) financing
  activities                                                   (10,877)         41,380          (2,240)
                                                           ---------------------------------------------
Increase (decrease) in cash and cash equivalents                 6,588         (29,657)         (4,928)
Cash and cash equivalents at beginning of year                   6,541          36,198          41,126
                                                           ---------------------------------------------
Cash and cash equivalents at end of year                     $  13,129       $   6,541       $  36,198
                                                           =============================================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)
                                  June 2, 2001


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

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 13.2% and 10.5% of the Company's net sales in fiscal 2001 and 2000, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles general accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment.

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

Revenue Recognition and Delivery Costs

Revenue is recognized when product is shipped to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $19,036, $17,823 and $14,531 in fiscal 2001, 2000 and 1999, respectively.

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

Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings (loss) per share include any dilutive effects of options and warrants.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). The provisions of SFAS No. 133 and related amendments require all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value through income. The effect of the adoption of this statement in the first quarter of fiscal 2002 will be insignificant to the consolidated earnings and financial position of the Company.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31, which was June 2, 2001 (52 weeks), June 3, 2000 (53 weeks) and May 29, 1999 (52 weeks), for the most recent three fiscal years.

Reclassifications

Certain reclassifications have been made in the fiscal 2000 consolidated financial statements to conform to classifications used in the current year.


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

3.  Investment in Affiliates

The Company owns 50% of Cumberland Milling JV, Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") and 41.5% of American Egg Products, Inc. at June 2, 2001. The Company owned 50% of BCM Egg Company ("BCM") a partnership, through May 2000, at which time the Company acquired the other 50% partnership interest. Investment in affiliates, recorded using the equity method of accounting, totaled $6,364 and $5,449 at June 2, 2001 and June 3, 2000, respectively. Equity in earnings of $415, $130 and $357, from these entities have been included in the consolidated statements of operations for fiscal 2001, 2000 and 1999, respectively. The Company purchased $2,589 and $4,863 of eggs from BCM during the fiscal years ended June 3, 2000 and May 29, 1999, which represented a significant percentage of BCM's sales.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $17 million at June 2, 2001. Delta Egg's long-term debt is secured by substantially all assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs.

4.  Inventories

Inventories consisted of the following:

                                                  June 2          June 3
                                                   2001            2000
                                             ---------------------------------

         Flocks                                   $  31,920       $  28,417
         Eggs                                         3,149           2,417
         Feed and supplies                            9,459          10,028
         Livestock                                    2,594           3,051
                                             ---------------------------------
                                                  $  47,122       $  43,913
                                             =================================

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                   June 2          June 3
                                                    2001            2000
                                              ---------------------------------

         Land and improvements                     $  32,133       $  31,074
         Buildings and improvements                   87,300          81,989
         Machinery and equipment                     122,949         114,408
         Construction-in-progress                      5,915           9,627
                                              ---------------------------------
                                                     248,297         237,098
         Less accumulated depreciation               103,649          88,961
                                              ---------------------------------
                                                    $144,648        $148,137
                                              =================================

Depreciation expense was $17,014, $15,349 and $11,958 in fiscal 2001, 2000 and 1999, respectively.

6.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at June 2, 2001 are as follows:

         2002                                               $    8,371
         2003                                                    7,926
         2004                                                    7,510
         2005                                                    6,880
         2006                                                    6,237
         Thereafter                                              8,926
                                                        -----------------
         Total minimum lease payments                        $  45,850
                                                        =================

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $9,622, $7,044 and $3,824 in fiscal 2001, 2000 and 1999, respectively. Included in rent expense are vehicle rents totaling $2,892, $2,729 and $1,777 in fiscal 2001, 2000 and 1999, respectively.

7.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

                                                               June 2         June 3
                                                                2001            2000
                                                             ----------       ---------
Note payable at 6.7%; due in monthly installments
   of $100, plus interest, maturing in 2009                  $   15,600       $  16,800
Note payable at a variable rate of 5.81% at
   June 2, 2001; due in quarterly installments
   of $350, plus interest, maturing in 2007                      12,250          13,650
Note payable at 8.26%; due in monthly installments of
   $155 beginning in 2004, including interest, maturing
   in 2015                                                       16,000          16,000
Series A Senior Secured Notes at 6.87%; due in annual
   principal installments of $1,917 beginning in
   December 2002 through 2009 with interest due
   semi-annually                                                 11,500          11,500
Series B Senior Secured Notes at 7.18%; due in annual
   principal installments of $2,143 beginning in
   December 2003 through 2009 with interest due
   semi-annually                                                 15,000          15,000
Industrial revenue bonds at 7.21%; due in monthly
   installments of $120, including interest,
   maturing in 2011                                              12,116          12,656
Note payable at 7.64%; due in monthly installments of
   $114, including interest, maturing in 2004                     7,833           8,578
Note payable at 7.75%; due in monthly installments of
   $55, plus interest, maturing in 2004                           5,120           6,070
Note payable at 8.25%; due in monthly installments of
   $79, including interest, maturing in 2004                      2,371           3,086
Note payable at 7.56%; due in monthly installments of
   $75 beginning in July 2001, plus interest,
   maturing in 2009                                              13,400           8,550
Note payable at 7%; due in quarterly installments of
   $107, plus interest, maturing in 2009                          5,572           6,000
Other                                                             1,578           1,846
                                                             ----------      ----------
                                                                118,340         119,736
Less current maturities                                           7,184           7,105
                                                             ----------      -----------
                                                               $111,156        $112,631
                                                             ==========      ===========


The aggregate annual fiscal year maturities of long-term debt at June 2, 2001 are as follows:

         2002                                            $   7,184
         2003                                                9,543
         2004                                               20,299
         2005                                                9,942
         2006                                                9,986
         Thereafter                                         61,386
                                                       --------------
                                                          $118,340
                                                       ==============

The Company has a $35,000 line of credit with three banks of none of which was outstanding at June 2, 2001. The line of credit, which expires on December 31, 2002 is limited in availability based upon accounts receivable and inventories. The Company had $33,400 available to borrow under the line of credit at June 2, 2001. Borrowings under the line of credit bear interest at 1.5% above the federal funds rate or 1.5% above LIBOR, at the Company's option. Facilities fees of 0.25% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current, debt-to-equity and interest coverage ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. At June 2, 2001 the Company was in violation of a financial covenant requirement of certain of its long-term debt agreements that is based upon the Company's most recent three-year average earnings. The Company obtained a waiver of this requirement through June 2, 2002.

Interest of $8,966, $8,770 and $6,061 was paid during fiscal 2001, 2000 and 1999, respectively. Interest of $347, $372 and $450 was capitalized for construction of certain facilities during fiscal 2001, 2000 and 1999, respectively.

8.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $60 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $4,570, $3,688 and $3,702 in fiscal 2001, 2000, and 1999, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k)plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. Beginning in January 2001, company contributions to the ESOP vest immediately. The Company's contributions to the plan were $968, $1,335 and $970 in fiscal 2001, 2000 and 1999, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $50 in fiscal 2001, 2000 and 1999.

9.  Stock Option Plan

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001 and 2000: risk-free interest rate of 7%; dividend yield of 1%; volatility factor of the expected market price of the Company's common stock of .29, and a weighted-average expected life of the options of 5 years.


The weighted-average fair value of options granted during fiscal 2001 and 2000 was $1.05. No options were granted in fiscal 1999. The pro forma effect of the estimated fair value of the options granted in fiscal 2001 and 2000 was insignificant to the consolidated net income (loss) and net income (loss) per share of the Company.

A summary of the Company's stock option activity and related information is as follows:

                                                              Weighted-Average
                                                               Exercise Price
                                                Shares
   Outstanding May 31, 1998                      505,000             $3.46
        Terminated                              (471,000)             3.42
                                             --------------
   Outstanding at May 29, 1999                    34,000              4.06
        Granted                                  500,000              3.00
        Terminated                               (10,000)             3.42
        Forfeited                                (10,000)             3.00
                                             --------------
   Outstanding at June 3, 2000                   514,000              3.06
        Granted                                   15,000              4.19
        Exercised                                (26,000)             3.00
        Forfeited                                (10,000)             3.00
                                             --------------
   Outstanding at June 2, 2001                   493,000              3.10
                                             ==============

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At June 2, 2001, 272,000 shares were available for grant under the 1993 plan.

The Company has reserved 500,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR"). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a TSAR, the related option is terminated and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. Compensation expense of $380 and $95 applicable to the TSARs was recognized in fiscal 2001 and 2000, respectively.

During fiscal 1999, the Company and certain employees agreed to terminate stock options to purchase an aggregate of 471,000 shares of the Company's common stock. In connection with the termination of the options, the Company paid $870 to those employees, which was recognized as compensation expense in fiscal 1999, based upon the difference between the fair value of the Company's common stock and the exercise price of the option.

The weighted average remaining contractual life of the options outstanding was 8 years at June 2, 2001, 9 years at June 3, 2000 and 5 years at May 29, 1999. Of the total options outstanding, 110,000, 14,400 and 19,600 were exercisable at June 2, 2001, June 3, 2000 and May 29, 1999, respectively.

10.  Income Taxes

Income tax expense (benefit) consisted of the following:

                                              Fiscal year ended
                                ------------------------------------------------
                                     June 2          June 3         May 29
                                      2001            2000           1999
                                ------------------------------------------------

         Current:
           Federal                  $   485         $(4,599)         $  2,749
           State                          -            (323)              250
                                ------------------------------------------------
                                        485          (4,922)            2,999

         Deferred:
           Federal                    3,053          (4,478)              (80)
           State                        353            (233)              (12)
                                ------------------------------------------------
                                      3,406          (4,711)              (92)
                                ------------------------------------------------
                                     $3,891         $(9,633)         $  2,907
                                ================================================


Significant components of the Company's deferred tax liabilities were as follows:

                                                        June 2         June 3
                                                         2001           2000
                                                    ----------------------------

         Deferred tax liabilities:
           Property, plant and equipment               $  9,973      $  8,940
           Cash basis temporary differences               2,707         2,875
           Inventories                                   12,689        11,464
           Other                                          1,423         1,009
                                                    ----------------------------
         Total deferred tax liabilities                  26,792        24,288

         Deferred tax assets:
           Federal and state net operating
             loss carryforwards                           5,606         7,797
           Other                                          1,912           623
                                                    ----------------------------
         Total deferred tax assets                        7,518         8,420
                                                    ----------------------------
         Net deferred tax liabilities                   $19,274       $15,868
                                                    ============================

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

                                                    Fiscal year ended
                                           -------------------------------------
                                               June 2      June 3     May 29
                                                2001        2000       1999
                                           -------------------------------------

    Statutory federal income
      tax (benefit)                            $3,643     $(9,184)    $2,715
    State income taxes (benefit), net             233        (367)       156
    Other, net (benefit)                           15         (82)        36
                                           -------------------------------------
                                               $3,891     $(9,633)    $2,907
                                           =====================================

Federal and state income taxes of $219, $1,342 and $1,524 were paid in fiscal 2001, 2000 and 1999, respectively. Federal and state income taxes of $4,409, $271 and $237 were refunded in fiscal 2001, 2000 and 1999, respectively. The Company had net operating loss carryforwards of $15,500 at June 2, 2001, which expire in fiscal 2020.

11.  Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments, accounts payable and long-term debt approximate their fair values. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.


The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $5.1 million at June 2, 2001. The Company is a party to no other market risk sensitive instruments requiring disclosure.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended June 2, 2001, June 3, 2000 and May 29, 1999
(in thousands)


                                     Balance at       Charged to        Write-off       Balance at
                                    Beginning of       Cost and             of            End of
Description                            Period          Expense           Accounts         Period
--------------------------------- ---------------- ----------------- ---------------- --------------

Year ended June 2, 2001:
Allowance for doubtful accounts         $305             $678              $393            $590
                                        ====             ====              ====            ====

Year ended June 3, 2000:
Allowance for doubtful accounts          $52             $430              $177            $305
                                         ===             ====              ====            ====

Year ended May 29, 1999:
Allowance for doubtful accounts         $361             $51               $360             $52
                                        ====             ===               ====             ===


                              CAL-MAINE FOODS, INC.
                          Form 10-K for the fiscal year
                               Ended June 2, 2001
                                  EXHIBIT INDEX

Exhibit
Number                      Exhibit

  21        Subsidiaries of Cal-Maine Foods, Inc

  23        Consent of Independent Auditors