Form 10-K405/A
period 2001-06-02
CAL MAINE FOODS INC
filed 2001-09-19
CIK 16160

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended June 2, 2001

                              Cal-Maine Foods Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                    000-04892                 64-0500378
----------------------------         -----------          ---------------------
(State or other jurisdiction         (Commission             (IRS Employer
  of incorporation)                  File Number)         Identification Number)

      3320 Woodrow Wilson Avenue,
        Jackson, Mississippi                                      39207
----------------------------------------                    -----------------
(Address of principal executive offices)                        (zip code)

       Registrant's telephone number, including area code: (601) 948-6813

     The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended June 2, 2001, as set forth in the pages attached hereto:

         Part III.  Item 10.  Directors and Executive Officers of the Registrant
                    Item 11.  Executive Compensation
                    Item 12.  Security Ownership of Certain Beneficial
                              Owners and Management
                    Item 13.  Certain Relationships and Related Transactions

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cal-Maine Foods Inc.
Date: September 19, 2001                By: /s/  Charles F. Collins
                                            -----------------------
                                            Charles F. Collins,
                                            Vice President & Controller
                                            (Principal Accounting Officer)

                              Cal-Maine Foods Inc.

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                         FOR THE YEAR ENDED JUNE 2, 2001


Because definitive proxy soliciting material relating to the 2001 Annual Meeting of Shareholders of Cal-Maine Foods Inc.(the "Company") was not filed by September 11, 2001, the information called for by Part III of the Company's Annual Report on Form 10-K for the year ended June 2, 2001 is included in this Amendment No. 1 to such Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

          Name                     Age                     Tenure and Business Experience
          ----                     ---                     ------------------------------
Fred R. Adams, Jr. (1)(3)          69    Fred R. Adams, Jr. has served as the Chief Executive Officer and
Chairman of the Board of                 director of the Company since its formation in 1969 and as the
Directors and Chief Executive            Chairman of its Board of Directors since 1982.  He is a director
Officer                                  and past chairman of National Egg Company, United Egg Producers,
                                         Mississippi Poultry Association, U.S. Egg Marketers, Inc., and
                                         Egg Clearinghouse, Inc.  Mr. Adams is the father-in-law of Mr.
                                         Baker.

Richard K. Looper (1)              74    Richard K. Looper served as President and Chief Operating Officer
Vice Chairman of the                     of the Company from 1983 to January 1997.  Previously, he had
Board of Directors                       served as Executive Vice President of the Company since 1982 and was originally employed by the Company in 1974.  Mr. Looper is a past chairman of the American Egg Board and U.S. Egg Marketers,
                                         Inc.  He has served as a director of the Company since 1982.

Adolphus B. Baker (1)              44    Adolphus B. Baker was elected President and Chief Operating
President and Chief Operating            Officer in January 1997.  He was serving as Vice President and
Officer                                  Director of Marketing of the Company when elected President.
                                         Previously, he had served as Assistant to the President since
                                         1987 and has been employed by the Company since 1986.  He has been a director of the Company since 1991.  Mr. Baker is a member of the American Egg Board Executive Committee,  Past Chairman of
                                         Mississippi Poultry Association, and is a past chairman of Egg
                                         Clearinghouse, Inc.  Mr. Baker is a director of Trustmark
                                         National Bank of Jackson, Mississippi.  Mr. Baker is Mr. Adams'
                                         son-in-law.

Bobby J. Raines (1)                68    Bobby J. Raines has served as Vice President, Chief Financial
Vice President, Chief                    Officer, Treasurer and Secretary of the Company since 1972.
Financial Officer, Treasurer,            Previously, he had handled various operational responsibilities
Secretary and Director                   and has been employed by the Company since its formation in
                                         1969.  He has served as a director of the Company since 1982.

Jack B. Self, Vice                 71    Jack B. Self has been Vice President/Operations and Production of
President/Operations and                 the Company since 1977.  He has served as a director of the
Production and Director                  Company since 1983.

Joe M. Wyatt                       62    Joe M. Wyatt has been Vice President/Feed Mill Division since
Vice President/Feed Mill                 1977 and has been employed by the Company since its formation in
Division and Director                    1969.  He has served as a director of the Company since 1983.

Charles F. Collins                 57    Charles F. Collins has served as Vice President and Controller of
Vice President, Controller               the Company since 1978.  He has served as a director of the
and Director                             Company since 1983.  He has been employed by the Company since
                                         1969.

W. D. (Jack) Cox (2) (3)           75    W.D. (Jack) Cox has served as a director of the Company since
Director                                 September 1996.  Mr. Cox has been a consultant to various food companies and a major farm implement company since October 1990.
                                         Prior thereto, he served as Vice President for vegetable oil procurement at Kraft, Inc. ("Kraft"), and was a consultant to offshore and Canadian locations of Kraft's facilities. In the early 1980s, Mr. Cox was Vice President for commodities and ingredients of Nabisco Brands, Inc. From 1970 to 1972 Mr. Cox
                                         was employed by the Company as Vice President for egg products.

R. Faser Triplett, M.D. (2)(3)   67      R. Faser Triplett, M.D., has served as a director of the Company since September 1996.  Dr. Triplett is a  retired physician and a
                                         Clinical Assistant Professor at the University of Mississippi
                                         School of Medicine.  He is the majority owner of Avanti Travel,
                                         Inc.

Letitia C. Hughes(2)             49      Letitia C. Hughes was elected as a director of the Company in
                                         July of 2001. Since 1974 Ms. Hughes has been associated with
                                         Trustmark National Bank, Jackson, Mississippi, in managerial positions.  She is presently serving as Senior Vice-President,
                                         Manager, Private Banking.

----------------
(1)      Member of the Executive Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee

Section 16(a)     Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, such as the Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, for the fiscal year ended June 2, 2001, all Section 16(a) reports applicable to its directors and executive officers were timely filed.

Item 11.  Executive Compensation.
          ----------------------

The following Summary Compensation Table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal year ended June 2, 2001, by (i)our chief executive officer and (ii) our four other most highly compensated executive officers who were serving as executive officers at the end of that year.

                                                    SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
          Name and                            Fiscal                                  LTIP                      All Other
     Principal Position                        Year      Salary       Bonus(1)      Payouts        SAR       Compensation(2)
     ------------------                        ----      ------       -----         -------        ---       ------------
-------------------------------------------------------------------------------------------------------------------------------
Fred R. Adams, Jr., Chairman of the
Board and Chief Executive Officer              2001     $257,738      $250,000        None         -0-           $83,797
-------------------------------------------------------------------------------------------------------------------------------
                                               2000     $256,304      $269,231        None         -0-           $82,820
-------------------------------------------------------------------------------------------------------------------------------
                                               1999     $255,544      $250,000        None         -0-           $60,997
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Richard K. Looper - Vice Chairman of
the Board of Directors                         2001     $125,858      $110,000      $50,000(3)     -0-           $ 1,215
-------------------------------------------------------------------------------------------------------------------------------
                                               2000     $141,477      $172,944      $50,000        -0-           $ 1,246
-------------------------------------------------------------------------------------------------------------------------------
                                               1999     $150,491      $120,000      $50,000      $193,050        $ 1,246
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Adolphus B. Baker - President, Chief
Operating Officer and Director                 2001     $148,642      $140,000        None         -0-            $ 710
-------------------------------------------------------------------------------------------------------------------------------
                                               2000     $138,634      $125,000        None         -0-            $ 710
-------------------------------------------------------------------------------------------------------------------------------
                                               1999     $121,839      $110,000        None       $ 74,220         $ 710
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Bobby J. Raines - Vice President,
Chief Financial Officer, Treasurer and
Secretary                                      2001     $160,728      $140,000        (4)          '0-            $ 977
-------------------------------------------------------------------------------------------------------------------------------
                                               2000     $149,718      $112,500                     -0-            $ 977
-------------------------------------------------------------------------------------------------------------------------------
                                               1999     $138,955      $110,000                   $174,713         $ 977
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Joe M. Wyatt - Vice President/Operations
and Feed Mills                                 2001     $100,853      $ 73,084        (4)          -0-            $ 730
-------------------------------------------------------------------------------------------------------------------------------
                                               2000     $106,346      $ 83,560                     -0-            $ 730
-------------------------------------------------------------------------------------------------------------------------------
                                               1999     $ 95,612      $ 83,560                   $ 99,095         $ 730
-------------------------------------------------------------------------------------------------------------------------------

----------------------

(1)  Bonuses are determined annually by the Compensation Committee of the Board of Directors on a discretionary basis based on the results of our operations and the Committee's evaluation of the executive officer's contribution to such performance, except that Mr. Wyatt's bonus is determined pursuant to a formula.
(2)  The amounts shown represent premiums paid under separate life insurance policies purchased by us for each person named in the table. The policy on Mr. Adams' life is owned by an Adams family inter vivos trust, and the beneficiaries are Mr. Adams' four daughters and their descendants. Messrs. Looper and Raines are the owners of their respective policies, and members of their families are the beneficiaries. The Company is not a beneficiary under any of such policies and will not receive any portion of the proceeds paid thereunder upon the death of any of the insureds. In addition, we made contributions to the account of each named executive maintained under our ESOP. See "Employee Stock Ownership Plan" below.
(3)  Paid pursuant to Mr. Looper's incentive compensation agreement with us. See "Long Term Incentive Plans," below.
(4)  Mr. Raines and Mr. Wyatt earn compensation payable in the future pursuant to long term incentive plans. See "Long Term
     Incentive Plans" below.

For the fiscal year ending June 2, 2001 no options were granted to any of the officers named in the Summary Compensation Table.

Fiscal Year End Option Value Table

         As of June 2, 2001 none of the executive officers named in the Summary Compensation Table held any unexercised options under our 1993 Stock Option Plan.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.

The following table summarizes options and SARs exercised during Fiscal 2001 and presents the value of unexercised options and SARs held by the named executives at fiscal year-end:

---------------------------------------------------------------------------------------------------------------
                                                                 Number of Securities    Value of Unexercised
                                                                Underlying Unexercised       In-the-Money
                          Number of                                  Options/SARs          Options/SARs at
                     Securities Underlying                       At Fiscal Year-End (#)   Fiscal Year-End ($)
                        Options/SARs                                Exercisable (E)/        Exercisable (E)/
   Name                   Exercised         $ Value Realized      Unexercisable (U)       Unexercisable (U)
---------------------------------------------------------------------------------------------------------------
Fred Adams                   -0-                  -0-                    -0-                     -0-
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
R. K. Looper             8,000/8,000             33,920           32,000 U/32,000 U       65,920 U/65,920 U
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Adolphus Baker           8,000/8,000             33,920           32,000 U/32,000 U       65,920 U/65,920 U
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
B. J. Raines             8,000/8,000             33,920           32,000 U/32,000 U       65,920 U/65,920 U
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Joe M. Wyatt                 -0-                  -0-              4,000 E/4,000 E         8,240 E/8,240 E
---------------------------------------------------------------------------------------------------------------
                                                                  16,000 U/16,000 U       32,960 U/32,960 U
---------------------------------------------------------------------------------------------------------------

Employee Stock Ownership Plan

        We maintain a payroll-based Employee Stock Ownership Plan. Pursuant to the ESOP, originally established in 1976 all persons employed by us over age 21 with one or more years of service, participate. Its assets, which currently consists primarily of Common Stock of the Company, are managed by a trustee designated by the Board. Contributions by the us may be made in cash or shares of Common Stock, as determined by the Board of Directors. Employee contributions are not permitted. Company contributions generally may not exceed 15% of the aggregate annual compensation of participating employees. Contributions are allocated to the accounts of participating employees in the proportion which each employee's compensation for the year bears to the total compensation (up to $150,000 per employee) of all participating employees. Company contributions vest immediately upon the commencement of an employee's participation in the ESOP.

         Shares of Common Stock held in an employee's account are voted by the ESOP trustee in accordance with the employee's instructions. An employee or his or her beneficiary is entitled to distribution of the balance of his or her account upon termination of employment. Our contributions to the ESOP amounted to approximately $1,015,110 in calendar year 2000. For calendar year 2000, the our contributions to the ESOP on behalf of each of the executive officers named in the Summary Compensation Table were: Fred R. Adams, Jr. - $5,332, Richard K. Looper $5,332, Adolphus B. Baker - $5,332, Bobby J. Raines - $5,332, and Joe M. Wyatt - $4,845.

1999 Stock Option Plan

         Our 1999 Stock Option Plan was adopted on April 15, 1999, and approved by the shareholders on October 11, 1999. Under the 1999 Plan, a total of 500,000 shares of Common Stock were reserved for issuance upon the exercise of options that could be granted under the 1999 Plan. Options were awarded by the Board of Directors and can be either incentive stock options to satisfy the requirements of ss. 422 of the Internal Revenue Code or non-statutory options which are not intended to satisfy such requirements.

     Under the 1999 Plan, the exercise price per share for any option granted may not be less than 100% of the fair market value of the common stock on the date of the grant. The number and kind of shares subject to an option and the option exercise price may be adjusted in certain circumstances to prevent dilution. The method of payment of an option exercise price will be as determined by the Board of Directors and as is set forth in the individual stock option agreements.

     The options presently outstanding, all of which are held by employees, including executive officers and executive officers who are also directors, are for a total of 500,000 shares granted on December 13, 1999, at an exercise price of $3.00 per share and must be exercised no later than ten years after grant. Shares subject to the 1999 Plan have been registered under the Securities Act of 1933.

Savings and Retirement Plan

     Since 1985, we have maintained a defined contribution savings and retirement plan (the "Retirement Plan"), which is designed to qualify under Sections 401 (a) and 401 (k) of the Code. An employee is eligible to participate in the Retirement Plan on or after having attained age 21 and after one year of service. The Retirement Plan is administered by us and permits covered employees to contribute up to the maximum allowed by the IRS regulations. Highly compensated employees may be subject to further limitations on the amount of their maximum contribution. We may make discretionary contributions matching each employee's pre-tax contributions. At the present time, we do not make discretionary contributions. The Retirement Plan is intended to comply with the Employee Retirement Income Security Act of 1974, as amended.

     Participating employees are at all times 100% vested in their account balances under the Retirement Plan. Benefits are paid at the time of a participant's death, retirement, disability, termination of employment, and, under limited circumstances, may be withdrawn prior to the employee's termination of service. Contributions are not taxable to employees until such funds are distributed to them.

Employment Agreements

     We have entered into certain incentive compensation continuation agreements with Richard K. Looper, Bobby J. Raines and Joe M. Wyatt. Pursuant to the agreements, each executive officer may earn up to ten years of compensation payments if he remains with us until age 65. If the officer's employment ends before his 65th birthday, he would be entitled to fewer years of incentive compensation payments, depending on the length of time served as an officer. The incentive compensation payments are made monthly, beginning immediately after the officer's 65th birthday, at the annual rate of $50,000 per year for Messrs. Looper and Raines and $20,000 per year for Mr. Wyatt. The Agreements provide that once payments begin or have been earned, any remaining payments will continue to be made to the officer's estate after his death.

     Mr. Looper has earned ten years of incentive compensation payments under his agreement. Mr. Looper began receiving his payments on December 1, 1991. Mr. Raines will have earned fourteen years in October 9,2001 and will earn an additional year for each year worked thereafter until his retirement. Mr. Wyatt has earned nine years and will earn an additional year up to ten years for each year worked hereafter until his retirement.

Director Compensation

     The Company's non-employee directors are each entitled to receive $10,000 annually as compensation for their services as a director and have been granted options to purchase Common Stock under the 1993 Plan and may be granted options under the 1999 Plan. Options to purchase 12,000 shares of Common Stock at a price of $4.33 per share were granted on October 15, 1996 to each of W. D.
(Jack) Cox and R. Faser Triplett, the then non-employee directors of the Company. All options expire ten years after grant. Directors also may be compensated for any services performed in addition to their normal duties as a director of the Company. Employee-directors receive no additional compensation for their services as directors of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.
           ---------------------------------------------------

     The following table sets forth information as to the beneficial ownership of our Common Stock as of August 6, 2001, by:

     o each person known by us to beneficially own more than 5% of the class outstanding, and

     o each director, each nominee to serve as a director of the Company, each executive officer named in the Summary Compensation Table (see "Compensation of Executive Officers and Directors") and by all directors and officers as a group. Each executive officer also is a director of the Company.

                               Common Stock and Class "A" Common Stock
                               ---------------------------------------
Name of Beneficial          Number of Shares(1)       Percent of Class               Percent of Total Voting
------------------         -------------------        ----------------               -----------------------
Owner(2)                       Common          Class A      Common      Class A             Power (3)
-------                        ------          -------      ------      -------             ---------
Fred R. Adams, Jr.             4,698,639     1,131,600        43.9        94.3                70.5
                              (4)(5)

Cal-Maine Foods, Inc.
Employee Stock Ownership
Plan                           2,892,897                      27.0                            12.7

Richard K. Looper             (6)158,113                       1.5                              *

Adolphus B. Baker             (7)230,603        68,400         2.2         5.7                 4.0

Bobby J. Raines               (8)206,124                       1.9                              *

Jack B. Self                  (9) 26,065                                                        *

Joe M. Wyatt                 (10)152,288                       1.4                              *

Charles F. Collins           (11) 75,600                         *                              *

W. D. (Jack) Cox                   7,200                         *                              *

R. Faser Triplett, M.D.           35,200                         *                              *

Letitia C. Hughes                    200                         *                              *

All directors and executive    5,590,032     1,200,000        52.2         100%               77.5
officers as a group (ten
persons) (12)

----------------------
* Less than 1%.

(1)  The information as to beneficial ownership is based on information known to us or statements furnished to us by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e. the power to dispose of, or to direct the disposition of a security). For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date, such as under our Stock Option Plans.

(2)  The address of each person, except W.D. Cox, R. Faser Triplett, M.D. and Letitia C. Hughes is
     Cal-Maine Foods, Inc., 3320 Woodrow Wilson Drive (Post Office Box 2960), Jackson, Mississippi
     39207. Mr. Cox's address is 1161 Oak River Road, Memphis, Tennessee 38120; Dr. Triplett's
     address is 1600 North State Street, Second Floor, Jackson, Mississippi 39202; Ms. Hughes'
     address is P. O. Box 291, Jackson, Mississippi 39205.

(3)  Percent of total voting power is based on the total votes to which the Common Stock (one vote per share) and Class A Common Stock (ten votes per share) are entitled.

(4)  The number of shares shown in the table include 407,231 shares of Common Stock owned by Mr.
     Adams' spouse. The Class A Common Stock is convertible on a share-for-share basis into shares of Common Stock.

(5)  Includes 255,948 shares accumulated under the Cal-Maine Foods, Inc. Employee Stock Ownership
     Plan ("ESOP").

(6)  Includes 69,414 shares accumulated under ESOP, 12,608 shares owned by Mr. Looper's spouse

(7)  Includes 77,257 shares owned by Mr. Baker's spouse separately and as custodian for their children as to which Mr. Baker disclaims any beneficial ownership, and 30,764 shares accumulated under the ESOP.

(8)  Includes 7,913 shares accumulated under the ESOP, and 5,000 shares owned by Mr. Raines' spouse.

(9)  Includes 22,065 shares accumulated under the ESOP.

(10) Includes 7,262 shares accumulated under the ESOP.

(11) Includes 71,600 shares accumulated under the ESOP.

(12) Includes shares as to which Messrs. Adams and Baker disclaim any beneficial ownership. See
     Notes (4) and (7) above.

         The shares of Common Stock accumulated in the ESOP, as indicated in Notes (5) through (11) above, also are included in the 2,892,897 shares shown in the table as owned by the ESOP.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

                  Not applicable.