Form 10-Q
period 2001-09-01
CAL MAINE FOODS INC
filed 2001-10-15
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 1, 2001

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

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 5, 2001.

     Common Stock, $0.01 par value                  10,564,388 shares

     Class A Common Stock, $0.01 par value           1,200,000 shares

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
Part I.   Financial Information                                           Number

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                   September 1, 2001 (unaudited) and June 2, 2001              3

                   Condensed Consolidated Statements of Operations -
                   Three Months Ended September 1, 2001 (unaudited) and
                   September 2, 2000 (unaudited)                               4

                   Condensed Consolidated Statements of Cash Flow -
                   Three Months Ended September 1, 2001 (unaudited) and
                   September 2, 2000 (unaudited)                               5

                   Notes to Condensed Consolidated Financial Statements        6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               7

          Item 3.  Quantitative and Qualitative Disclosures of Market
                   Risk                                                       10


Part II.  Other Information

          Item 5.  Other Information                                          11

          Item 6.  Exhibits and Reports on Form 8-K                           11


          Signatures                                                          12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                September 1,
                                                    2001         June 2, 2001
                                                ------------     ------------
                                                (unaudited)        (note 1)

ASSETS
Current assets:
  Cash and cash equivalents                      $    6,503       $   13,129
  Trade and other receivables                        15,616           16,017
  Inventories - note 2                               47,845           47,122
  Prepaid expenses and other current assets             822              569
                                                 ----------       ----------
Total current assets                                 70,786           76,837

Notes receivable and investments                      7,390            7,673
Goodwill                                              3,147            3,147
Other assets                                          2,420            2,447

Property, plant and equipment                       253,310          248,297
Less accumulated depreciation                      (107,046)        (103,649)
                                                 ----------       ----------
                                                    146,264          144,648
                                                 ----------       ----------
      TOTAL ASSETS                               $  230,007       $  234,752
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                           $    2,000       $        -
  Accounts payable and accrued expenses              27,426           29,492
  Current maturities of long-term debt                8,375            7,184
  Deferred income taxes                              11,775           11,775
                                                 ----------       ----------
Total current liabilities                            49,576           48,451

Long-term debt, less current maturities             115,478          111,156
Other non-current liabilities                         1,450            1,450
Deferred income taxes                                 4,098            7,499
                                                 ----------       ----------
      Total liabilities                             170,602          168,556

Stockholders' equity:
  Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares -
     17,565,200 at September 1, 2001
     and June 2, 2001                                   176              176
  Class A common stock $0.01 part value,
   authorized, issued and outstanding
   1,200,000 shares                                      12               12
    Paid-in capital                                  18,784           18,784
    Retained earnings                                53,501           59,752
  Common stock in treasury-6,992,812 shares
   at September 1, 2001 and 6,863,512 shares
   at June 2, 2001                                  (13,068)         (12,528)
                                                 ----------       ----------
  Total stockholders' equity                         59,405           66,196
                                                 ----------       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  230,007       $  234,752
                                                 ==========       ==========


           See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                       13 Weeks Ended
                                                September 1,     September 2,
                                                   2001             2000
                                                ------------     ------------

Net sales                                       $    72,428       $   75,518
Cost of sales                                        69,731           67,650
                                                 ----------       ----------
  Gross profit                                        2,697            7,868
Selling, delivery and administrative                 10,014           10,112
                                                 ----------       ----------
  Operating loss                                     (7,317)          (2,244)
Other income (expense):
  Interest expense, net                              (2,066)          (2,156)
  Other                                                (118)             325
                                                 ----------       ----------
                                                     (2,184)          (1,831)

  Loss before income taxes                           (9,501)          (4,075)
Income tax benefit                                   (3,401)          (1,453)
                                                 ----------       ----------
  Net loss                                       $   (6,100)      $   (2,622)
Net loss per common share:
  Basic                                          $     (.52)      $     (.22)
                                                 ==========       ==========
  Diluted                                        $     (.52)      $     (.22)
                                                 ==========       ==========
Dividends per common share                       $    .0125       $    .0125
                                                 ==========       ==========
Weighted average shares outstanding:
  Basic                                              11,772           12,192
                                                 ==========       ==========
  Diluted                                            11,772           12,192
                                                 ==========       ==========


           See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    UNAUDITED

                                                      13 Weeks Ended
                                                September 1,     September 2,
                                                   2001             2000
                                                ------------     ------------

Cash used in operations                          $   (7,546)      $     (377)

Investing activities:
  Purchases of property, plant and
   equipment                                         (2,717)            (665)
  Construction of production and
   processing facilities                             (3,271)          (2,983)
  Payments received on notes receivable
   and from investments                                  19              194
  Increase in notes receivable and
   investments                                            -           (2,723)
  Net proceeds from disposal of property,
   plant and equipment                                   67              297
                                                 ----------       ----------
Net cash used in investing activities                (5,902)          (5,880)

Financing activities:
   Net borrowings on note payable to bank             2,000           10,000
   Long-term borrowings                               7,200                -
   Principal payments on long-term debt              (1,687)          (1,848)
   Purchases of common stock for treasury              (540)            (163)
   Payments of dividends                               (151)            (154)
                                                 ----------       ----------
Net cash provided by financing activities             6,822            7,835
                                                 ----------       ----------
Increase (decrease) in cash and cash
 equivalents                                         (6,626)           1,578

Cash and cash equivalents at beginning of
 period                                              13,129            6,541
                                                 ----------       ----------
Cash and cash equivalents at end of period       $    6,503       $    8,119
                                                 ==========       ==========



           See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                September 1, 2001
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 1, 2001 are not necessarily indicative of the results that may be expected for the year ended June 1, 2002.

     The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended June 2, 2001.

2.   Inventories

     Inventories consisted of the following:

                                          September 1, 2001     June 2, 2001
                                          -----------------     -------------

          Flocks                              $ 33,541            $ 31,920
          Eggs                                   3,024               3,149
          Feed and supplies                      8,397               9,459
          Livestock                              2,883               2,594
                                              --------            --------
                                              $ 47,845            $ 47,122
                                              ========            ========


3.   Goodwill

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended September 1, 2001. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:

                                                       Thirteen Weeks Ended
                                                   September 1      September 2
                                                      2001             2000
                                                   -----------      -----------

          Reported net loss                         $ (6,100)        $ (2,622)
          Add back goodwill amortization, net
           of tax                                          -               39
                                                    --------         --------
          Pro forma adjusted net loss               $ (6,100)        $ (2,583)
                                                    ========         ========

          Basic and diluted net loss per share:
              Reported net loss                     $   (.52)        $   (.22)
             Goodwill amortization, net of tax             -              .01
                                                    --------         --------
          Pro forma adjusted basic and diluted
           net loss per share                       $   (.52)        $   (.21)
                                                    ========         ========

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

     According to U.S. Department of Agriculture reports, the egg industry has placed more baby chicks during the first six months of calendar 2001 than previously forecasted. This could result in increased egg production and downward pressure on egg prices. Current egg demand is very good for domestic use. Current agricultural grain reports indicate a potentially good 2001 crop for corn and soy. Cost of feed is projected to continue at slightly higher, but moderate, price levels for the fiscal year ahead.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

                                                       Thirteen Weeks Ended
                                                   September 1      September 2
                                                      2001             2000
                                                   -----------      -----------


          Net sales                                  100.0 %          100.0 %
          Cost of sales                               96.3             89.6
                                                     -------          -------
          Gross profit                                 3.7             10.4
          Selling, delivery & administrative          13.8             13.4
                                                     -------          -------
          Operating loss                             (10.1)            (3.0)
          Other expense                               (3.0)            (2.4)
                                                     -------          -------
          Loss before taxes                          (13.1)            (5.4)
          Income tax benefit                          (4.7)            (1.9)
                                                     -------          -------
          Net loss                                    (8.4)%           (3.5)%
                                                     =======          =======

     NET SALES

     Net sales for the first quarter of fiscal 2002 were $72.4 million, a decrease of $3.1 million, or 4.1%, as compared to net sales of $75.5 million for the first quarter of fiscal 2001. Total eggs sold increased in the current quarter and egg selling prices decreased as compared with prices a year ago. Dozens sold for the current quarter were 134.0 million dozen, an increase of 2.7 million dozen, or 2.1%, as compared to the first quarter of last year. The Company's net average selling price per dozen for the fiscal 2002 first quarter was $.507, compared to $.546 for the first quarter of last year, a decrease of 7.1%. The Company's net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Although domestic demand for eggs was good, an increase in the supply of eggs weakened egg selling prices. Usually, the first quarter of the Company's fiscal year is a weak quarter as to egg price and volume of sales.

     COST OF SALES

     Total cost of sales for the first quarter ended September 1, 2001 was $69.7 million, an increase of $2.1 million, or 3.1%, as compared to the cost of sales of $67.6 million for last year's first quarter. The increase is due to an increase in dozens sold and an increase in cost of feed. Feed cost per dozen for the current first quarter was $.194, compared to $.186 per dozen for the comparable fiscal 2001 first quarter, an increase of 4.3%. Other operating costs remained in the same ranges for both the current and last year first fiscal quarters. The decrease in egg selling prices and increase in cost of sales resulted in a decrease in gross profit from 10.4% for the quarter ended September 2, 2000 to 3.7% of net sales for the current quarter ended September 1, 2001.

     SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

     Selling, delivery and administrative expense for the first quarter ended September 1, 2001 was $10.0 million, a decrease of $98,000, compared to the expense of $10.1 million for the comparable period last year. Most of the decrease is due to general cost reductions in delivery expenses. On a cost per dozen sold basis, selling, delivery and administrative expense decreased from $.077 per dozen for the first quarter of fiscal 2001 to $.075 per dozen for the current quarter, a decrease of almost 3.0%. Due to a decrease in net sales, selling, delivery and administrative expense increased from 13.4% for fiscal 2001 to 13.8% of net sales for the current fiscal year.

     OPERATING LOSS

     As a result of the above, an operating loss of $7.3 million was incurred for the first quarter ended September 1, 2001, as compared to an operating loss of $2.2 million for last fiscal year's first quarter. As a percent of net sales, the current fiscal 2002 quarter had a 10.1% operating loss, compared to an operating loss of 3.0% for last year.

     OTHER EXPENSE

     Other expenses for the first quarter ended September 1, 2001 were $2.2 million, compared to $1.8 million for last year's first quarter. Other income decreased $443,000 for the current fiscal quarter. In last year's fiscal first quarter, other income included $400,000 from an insurance claim pertaining to fire damage at a production and processing facility. Net interest expense decreased from $2.2 million for the first quarter of last fiscal year to $2.1 million for the current quarter. As a percent of net sales, other expense increased from 2.4% for last years first quarter to 3.0% for the current first quarter.

     INCOME TAXES

     As a result of the above, the Company had a pre-tax loss of $9.5 million for the quarter ended September 1, 2001, compared to pre-tax loss of $4.1 million for the quarter ended September 2, 2000. For the current first quarter, an income tax benefit of $3.4 million was recorded with an effective tax rate of 35.8%, as compared to an income tax benefit of $1.5 million with an effective tax rate of 35.7% for last year's first quarter.

     NET LOSS

     As a result of the above, the net loss for the first quarter ended September 1, 2001 was $6.1 million, or $.52 per basic and diluted share, compared to net loss of $2.6 million, or $.22 per basic and diluted share for the quarter ended September 2, 2000.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at September 1, 2001 was $21.2 million compared to $28.4 million at June 2, 2001. The Company's current ratio was 1.43 at September 1, 2001 as compared with 1.59 at June 2, 2001. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $2.0 million was outstanding at September 1, 2001. The Company's long-term debt at September 1, 2001, including current maturities, amounted to $123.9 million, as compared to $118.3 million at June 2, 2001.

     For the thirteen weeks ended September 1, 2001, $7.5 million in net cash was used in operating activities. This compares to net cash used of $377,000 for the comparable period last year. In the current fiscal quarter, $2.7 million was used for purchases of property, plant and equipment and $3.3 million used for construction projects. Approximately $540,000 was used for purchase of common stock for the treasury and $151,000 used for payments of dividends on the common stock. Additional net borrowings of $2.0 million was received on the note payable to bank, $7.2 million received in additional long-term borrowings, and $1.7 million was used for repayments on long-term debt. The net result of these current activities was an decrease in cash of $6.6 million since June 2, 2001.


     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 2, 2001, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2002. As of September 2, 2001, the Company did not meet certain provisions on loan agreements with two financial institutions and received waivers of the covenants. The Company is in compliance with the amended provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2003. The total cost of the facility is approximately $18.0 million, of which $2.0 million was incurred through September 1, 2001. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $15.5 million fiscal 2002, which will be funded by cash flows from operations and additional long-term borrowings.

     As part of the Smith Farms purchase in September 1999, the Company is continuing the construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects are being funded by a leasing company. The Searcy facility was completed in the current first quarter at cost of approximately $20.0 million. Total cost of the Flatonia facility is approximately $16.0 million and completion is anticipated in the second quarter of fiscal 2002. These facilities will be leased with seven year terms and accounted for as operating leases.

     Impact of Recently Issued Accounting Standards. Effective June 3, 2001, the Company adopted Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

     The Company also adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS No 142), effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended September 1, 2001. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     There have been no material changes in the market risk reported in the Company's fiscal 2001 annual report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     On Tuesday, September 11, 2001, the Company announced that at a special meeting of its Board of Directors held Monday, September 10, 2001, the Directors unanimously voted to explore the possibility of the Company becoming privately held. While no final decision has been made, a special committee of three independent directors has been appointed to investigate the feasibility of such action and to ensure that the best interests of the Company and its shareholders are served.

     An investment banking firm will be retained to assist the special committee of Directors in evaluating the alternatives available to accomplish the transaction and to advise the committee as to the value of the Cal-Maine Common Stock. Should the special committee recommend that the Company become privately held, such action would require the approval of the full Board of Directors and shareholders.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None



     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company covering an event during the first quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAL-MAINE FOODS, INC.
                                       (Registrant)


Date:  October 10, 2001                /s/  Bobby J. Raines
                                       -----------------------------------------
                                       Bobby J. Raines
                                       Vice President/Treasurer
                                       (Principal Financial Officer)


Date:  October 10, 2001                /s/  Charles F. Collins
                                       -----------------------------------------
                                       Charles F. Collins
                                       Vice President/Controller
                                       (Principal Accounting Officer)