Form 10-Q
period 2001-12-01
CAL MAINE FOODS INC
filed 2002-01-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended December 1, 2001

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

         Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of December 29, 2001.

         Common Stock, $0.01 par value              10,564,388 shares

         Class A Common Stock, $0.01 par value       1,200,000 shares

                              CAL-MAINE FOODS, INC.

                                      INDEX

                                                                          Page
Part I.  Financial Information                                           Number

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                   December 1, 2001(unaudited) and June 2, 2001               3

                   Condensed Consolidated Statements of Operations -
                   Three Months and Six Months Ended
                   December 1, 2001(unaudited) and December 2,
                   2000 (unaudited)                                           4

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended December 1, 2001(unaudited) and
                   December 2, 2000(unaudited)                                5

                   Notes to Condensed Consolidated Financial Statements       6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              7

         Item 3.   Quantitative and Qualitative Disclosures of
                   Market Risk                                               11

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                          12

         Signatures                                                          13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                      December 1, 2001   June 2, 2001
                                                      ----------------   -------------
                                                         (unaudited)       (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                            $   6,917       $  13,129
     Trade and other receivables                             23,335          16,017
     Inventories                                             48,905          47,122
     Prepaid expenses and other current assets                  585             569
                                                          ---------       ---------
Total current assets                                         79,742          76,837

Notes receivable and investments                              7,433           7,673
Goodwill                                                      3,147           3,147
Other assets                                                  2,098           2,447

Property, plant and equipment                               255,045         248,297
Less accumulated depreciation                              (110,193)       (103,649)
                                                          ---------       ---------
                                                            144,852         144,648
                                                          ---------       ---------
     TOTAL ASSETS                                         $ 237,272       $ 234,752
                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                               $   7,500       $    --
     Accounts payable and accrued expenses                   33,046          29,492
     Current maturities of long-term debt                     8,375           7,184
     Current deferred income taxes                           11,775          11,775
                                                          ---------       ---------
Total current liabilities                                    60,696          48,451

Long-term debt, less current maturities                     114,923         111,156
Deferred expenses                                             1,450           1,450
Deferred income taxes                                         3,034           7,499
                                                          ---------       ---------
     Total liabilities                                      180,103         168,556

Stockholders' equity:
     Common stock $0.01 par value per share:
        Authorized shares - 30,000,000
        Issued and outstanding shares - 17,565,200
        at December 1, 2001 and June 2, 2001                    176             176
     Class A common stock $0.01 par value:
        authorized, issued and outstanding 1,200,000
        shares                                                   12              12
     Paid-in capital                                         18,784          18,784
     Retained earnings                                       51,296          59,752
     Common stock in treasury - 7,000,812 shares at
        December 1, 2001 and 6,863,512 shares at
        June 2, 2001                                        (13,099)        (12,528)
                                                          ---------       ---------
     Total stockholders' equity                              57,169          66,196
                                                          ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 237,272       $ 234,752
                                                          =========       =========

            See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    UNAUDITED
                                                     13 Weeks Ended                          26 Weeks Ended
                                          December 1, 2001    December 2, 2000    December 1, 2001    December 2, 2000
                                          ----------------    ----------------    ----------------    ----------------

Net sales                                     $  83,759           $  92,589           $ 156,187           $ 168,107
Cost of sales                                    74,365              74,293             144,096             141,943
                                              ---------           ---------           ---------           ---------
     Gross profit                                 9,394              18,296              12,091              26,164
Selling, general and
     administrative                              10,455              10,438              20,469              20,550
                                              ---------           ---------           ---------           ---------
Operating income (loss)                          (1,061)              7,858              (8,378)              5,614
Other income (expense):
     Interest expense, net                       (2,255)             (2,317)             (4,321)             (4,471)
     Other                                          125               1,060                   7               1,383
                                              ---------           ---------           ---------           ---------
                                                 (2,130)             (1,257)             (4,314)             (3,088)
                                              ---------           ---------           ---------           ---------
Income (loss) before income
     taxes                                       (3,191)              6,601             (12,692)              2,526
Income tax expense (benefit)                     (1,132)              2,375              (4,533)                922
                                              ---------           ---------           ---------           ---------
    NET INCOME (LOSS)                         $  (2,059)          $   4,226           $  (8,159)          $   1,604
                                              =========           =========           =========           =========
Net  income (loss) per common share:
     Basic                                    $    (.18)          $     .35           $    (.69)          $     .13
                                              =========           =========           =========           =========
     Diluted                                  $    (.18)          $     .35           $    (.69)          $     .13
                                              =========           =========           =========           =========
Weighted average shares
     outstanding:
     Basic                                       11,765              12,114              11,821              12,153
                                              =========           =========           =========           =========
     Diluted                                     11,765              12,122              11,821              12,190
                                              =========           =========           =========           =========


See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    UNAUDITED
                                                                               26 Weeks Ended
                                                                     December 1, 2001    December 2, 2000
                                                                     ----------------    ----------------
Cash flows provided by (used in) operating activities                    $ (9,057)          $  8,172

Cash flows from investing activities:
     Purchases of property, plant and equipment                            (4,633)            (1,262)
     Construction of production facilities                                 (4,579)            (5,032)
     Payments received on notes receivable and from investments                94                498
     Increase in note receivable, investments and other assets                  0             (3,488)
     Net proceeds from sale of property, plant and equipment                  373                543
                                                                         --------           --------
Net cash used in investing activities                                      (8,745)            (8,741)

Cash flows from financing activities:
     Net borrowings on notes payable to banks                               7,500              2,500
     Long-term borrowings                                                   8,600              2,916
     Principal payments on long-term debt and capital leases               (3,642)            (3,334)
     Purchases of common stock for treasury                                  (571)              (673)
     Payment of dividends                                                    (297)              (291)
                                                                         --------           --------
Net cash provided by financing activities                                  11,590              1,118
                                                                         --------           --------
Increase (decrease) in cash and cash equivalents                           (6,212)               549

Cash and cash equivalents at beginning of period                           13,129              6,541
                                                                         --------           --------
Cash and cash equivalents at end of period                               $  6,917           $  7,090
                                                                         ========           ========

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                December 1, 2001
                                   (unaudited)

1.     Presentation of Interim Information

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 1, 2001 are not necessarily indicative of the results that may be expected for the year ending June 1, 2002.

       The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 2, 2001.

2.     Inventories

       Inventories consisted of the following:

                                     December 1, 2001         June 2, 2001
                                   ------------------    -----------------

            Flocks                           $ 32,280             $ 31,920
            Eggs                                3,765                3,149
            Feed and supplies                  10,049                9,459
            Livestock                           2,811                2,594
                                   ------------------    -----------------
                                             $ 48,905             $ 47,122
                                   ==================    =================

3.     Goodwill

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. No impairment loss resulted from the transitional impairment test completed during the quarter ended December 1, 2001. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                     Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                   December 1      December 2     December 1      December 2
                                                      2001            2000           2001            2000
                                                   ----------      ----------     ----------      ----------
Reported net income (loss)                         $  (2,059)      $   4,226      $  (8,159)      $   1,604
Add back goodwill amortization, net of tax              --                39           --                78
                                                   ---------       ---------      ---------       ---------
Pro forma adjusted net income (loss)               $  (2,059)      $   4,265      $  (8,159)      $   1,682
                                                   =========       =========      =========       =========

Basic and diluted net income(loss) per share:
     Reported net income (loss)                    $    (.18)      $     .35      $    (.69)      $     .13
     Goodwill amortization, net of tax                  --               .00           --               .01
                                                   ---------       ---------      ---------       ---------
Pro forma adjusted basic and diluted
 net income (loss) per share                       $    (.18)      $     .35      $    (.69)      $     .14
                                                   =========       =========      =========       =========

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

         According to U.S. Department of Agriculture reports, the egg industry has placed approximately 5% more baby chicks during the first ten months of calendar 2001 than the prior year. This would indicate a larger national layer flock and increased egg production. The USDA reports for the month of November 2001 indicate that the industry is beginning to show some restraint. Chicks hatched were down 2% and hatching eggs in incubators were down 7% as compared to last year. Current egg demand is good for domestic use, but an increase in egg supply could put downward pressure on egg selling prices. Current agricultural grain prices are slightly lower than last year and commodity futures prices indicate that feed ingredient prices will continue to be somewhat lower than last year for the balance of the Company's fiscal year.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

                                                          Percentage of Net Sales
                                                13 Weeks Ended                 26 Weeks Ended
                                        Dec. 1, 2001    Dec. 2, 2000     Dec. 1, 2001     Dec. 2, 2000
Net sales                                   100.0%           100.0%           100.0%           100.0%
Cost of sales                                88.8             80.2             92.3             84.4
                                         --------         --------         --------         --------
Gross profit                                 11.2             19.8              7.7             15.6
Selling, general & administrative            12.5             11.3             13.1             12.3
                                         --------         --------         --------         --------
Operating income (loss)                      (1.3)             8.5             (5.4)             3.3
Other expense                                (2.5)            (1.4)            (2.7)            (1.8)
                                         --------         --------         --------         --------
Income (loss) before taxes                   (3.8)             7.1             (8.1)             1.5
Income tax expense (benefit)                 (1.3)             2.6             (2.9)              .5
                                         --------         --------         --------         --------
Net income (loss)                            (2.5)%            4.5%            (5.2)%            1.0%
                                         ========         ========         ========         ========

NET SALES

         Net sales for the second quarter of fiscal 2002 were $83.8 million, a decrease of $8.8 million, or 9.5% as compared to net sales of $92.6 million for the second quarter of fiscal 2001. Total dozens of eggs sold increased in the current quarter and egg selling prices decreased as compared with prices last year. Dozens sold for the current quarter were 142.7 million dozen, an increase of 5.6 million dozen, or 4.1% as compared to the second quarter of last year. Although demand for eggs is good, an increase in supply resulted in lower egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2002 second quarter was $.557, compared to $.644 for the second quarter of last year, a decrease of 13.5%.

         Net sales for the twenty-six weeks ended December 1, 2001 were $156.2 million, a decrease of $11.9 million, or 7.1%. As in the current quarter, total dozens sold increased and net egg selling prices decreased. Dozens sold for the current twenty-six week period were 276.7 million as compared to 268.4 million for last fiscal year, an increase of 3.1%. As discussed above, unfavorable egg market conditions decreased egg selling prices. For the current twenty-six week period, the Company's net average selling price per dozen was $.532, compared to $.596 per dozen last year, a decrease of $.064 per dozen, or 10.7%.

COST OF SALES

         Total cost of sales for the second quarter ended December 1, 2001 was $74.4 million, an increase of $72,000 as compared to the cost of sales of $74.3 million for last year's second quarter. The increase is due to increases in dozens sold and cost of feed ingredients. Dozens of eggs sold increased 5.6 million for the current quarter. The additional dozens sold were produced in the Company's facilities. The cost of eggs purchased from outside producers decreased due to lower egg market selling prices. Feed cost for the second quarter ended December 1, 2001 was $.198 per dozen, compared to last fiscal year's cost per dozen of $.194. The decrease in egg selling prices and increased feed ingredient costs resulted in a decrease in gross profit from 19.8% of net sales for the quarter ended December 2, 2000 to 11.2% of net sales for the current quarter ended December 1, 2001.

         For the twenty-six week period ended December 1, 2001, total cost of sales was $144.1 million, an increase of $2.2 million, or 1.6%, as compared to the cost of sales of $141.9 million for last year. As in the quarter, the increase in cost of sales is the result of more dozens sold and a moderate increase in the cost of feed ingredients. Eggs sold increased 5.6 million dozen in the current year and were supplied by Company facilities. Feed cost for the current twenty-six weeks was $.196 per dozen, compared to $.191 per dozen for last year, an increase of 2.6 %. The decrease in egg selling prices and increased feed ingredient costs resulted in a decrease in gross profit from 15.6% of net sales for last year to 7.7% for the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense for the second quarter ended December 1, 2001 was $10.5 million, an increase of $17,000 as compared to $10.4 million for last fiscal year's second quarter. On a cost per dozen sold basis, selling, general and administrative expense remained about the same, $.073 per dozen for the current quarter as compared to $.076 for last year. As a percent of net sales, selling, general and administrative expense increased from 11.3% for fiscal 2001 second quarter to 12.5% for the current quarter.

         For the twenty-six weeks ended December 1, 2001, selling, general and administrative expense was $20.5 million, a decrease of $81,000 as compared to $20.6 million for the same period last fiscal year. On a cost per dozen sold basis, selling, general and administrative expense is about the same, $.074 for the current twenty-six weeks and $.077 for last year. As a percent of net sales, selling, general and administrative expense has increased from 12.3% for fiscal 2001 to 13.1% for the current fiscal year.

OPERATING INCOME (LOSS)

         As the result of the above, operating loss was $1.1 million for the second quarter ended December 1, 2001, as compared to an operating income of $7.9 million for last year's fiscal second quarter. As a percent of net sales, the current fiscal 2002 quarter had an 1.3% operating loss, compared to an 8.5% operating income for last year.

         For the twenty-six weeks ended December 1, 2001, operating loss was $8.4 million, compared to operating income of $5.6 million for last fiscal year. As a percent of net sales, the current fiscal period had a 5.4% operating loss, compared to a 3.3% operating income for last year.

OTHER EXPENSE

         Other expense for the second quarter ended December 1, 2001 was $2.1 million, an increase of $873,000, as compared to $1.3 million for last year's second quarter. This net figure for the current quarter was the result of a decrease of $62,000 in net interest expense and an $935,000 decrease in other income. The decrease in other income for the current quarter resulted from decreased equity in income of affiliates and from a settlement of an insurance claim in fiscal 2000. As a percent of net sales, other expense was 2.5% for the current fiscal second quarter, compared to 1.4% last year.

         For the twenty-six weeks ended December 1, 2001, other expense was $4.3 million, an increase of $1.2 million as compared to an expense of $3.1 million for last year. For the current period, net interest expense decreased $150,000 and other income decreased $1.4 million. The decrease in other income resulted from decreased equity in income of affiliates and from a settlement of an insurance claim in fiscal 2000. As a percent of net sales, other expense was 2.7% for the current period, as compared to 1.8% for last year.

INCOME TAXES

         As a result of the above, the Company's pre-tax loss was $3.2 million for the quarter ended December 1, 2001, compared to a pre-tax income of $6.6 million for last year's quarter. For the current quarter, an income tax benefit of $1.1 million was recorded with an effective tax rate of 35.5%, as compared to an income tax expense of $2.4 million with an effective rate of 36.0% for last year's comparable quarter.

         For the twenty-six week period ended December 1, 2001, the Company's pre-tax loss was $12.7 million, compared to pre-tax income of $2.5 million for last year. For the current twenty-six week period, an income tax benefit of $4.5 million was recorded with an effective tax rate of 35.7%, as compared to an income tax expense of $922,000 with an effective rate of 36.5% for last year's comparable period.

NET INCOME (LOSS)

          Net loss for the second quarter ended December 1, 2001 was $2.1 million, or $.18 per basic share, compared to net income of $4.2 million, or $.35 per basic share for last fiscal year's second quarter.

          For the twenty-six week period ended December 1, 2001, net loss was $8.2 million, or $.69 per basic share, compared to last fiscal year's net income of $1.6 million, or $.13 per basic share.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's working capital at December 1, 2001 was $19.0 million compared to $28.4 million at June 2, 2001. The Company's current ratio was 1.31 at December 1, 2001 as compared with 1.59 at June 2, 2001. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $7.5 million was outstanding at December 1, 2001. The Company's long-term debt at December 1, 2001, including current maturities, amounted to $123.3 million, as compared to $118.3 million at June 2, 2001.

         For the twenty-six weeks ended December 1, 2001, $9.1 million in net cash was used in operating activities. This compares to $8.2 million that was provided by operating activities for the comparable period last fiscal year. In the current twenty-six week period, $4.6 million was used for purchases of property, plant and equipment, $373,000 net proceeds received from sales of property, plant and equipment, and $4.60 million used for construction projects. Net cash of $94,000 was received in payments on notes receivable. Approximately $571,000 was used for purchase of common stock for the treasury and $297,000 was used for payments of dividends on the common stock. Additional cash of $7.5 million was received on the notes payable to banks and, additional long-term borrowings of $8.6 million were received. Repayments of $3.6 million were made on long-term debt. The net result was a decrease in cash of approximately $6.2 million.

         For the comparable period last year, $1.3 million was used for purchases of property, plant and equipment, $500,000 net proceeds received from sales of property, plant and equipment, and $5.0 million used for construction projects. Net cash of $3.0 million was used for additions to notes receivable and investments. Approximately $678,000 was used for purchase of common stock for the treasury and $291,000 used for payments of dividends on the common stock. Additional cash of $2.5 million was received on the notes payable to banks and, additional long-term borrowings of $2.9 million were received. Repayments of $3.3 million were made on long-term debt. The net result was an increase in cash of approximately $549,000.

         Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 2, 2001, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2002. As of December 1, 2001, the Company did not meet certain provisions of a loan agreement with a financial institution and received waivers from the institution. The Company is in compliance with all loan agreements as waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

         In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2003. The total cost of the facility is approximately $18.0 million, of which $2.5 million was incurred through December 1, 2001. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $15.5 million fiscal 2002, which will be funded by cash flows from operations and additional long-term borrowings.

         As part of the Smith Farms purchase in September 1999, the Company completed construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects were funded by a leasing company. The Searcy facility was completed in the current fiscal first quarter at cost of approximately $20.0 million and the Flatonia facility was completed in the current fiscal second quarter at a cost of approximately $16.0 million. These facilities are leased with seven year terms and accounted for as operating leases.

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

         The Company also adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS No 142), effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed its transitional impairment test in the quarter ended December 1 ,2001 and no impairment loss resulted.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.     Exhibits

              None

       b.     Reports on Form 8-K

              No current report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAL-MAINE FOODS, INC.
                                       (Registrant)


Date:  January 10, 2002                /s/  Fred Adams, Jr.
                                       --------------------------------------
                                            Fred R. Adams, Jr.
                                            Chairman of the Board
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  January 10, 2002                /s/  Charles F. Collins
                                       --------------------------------------
                                       Charles F. Collins
                                       Vice President/Controller
                                       (Principal Accounting Officer)