Form 10-Q
period 2002-03-02
CAL MAINE FOODS INC
filed 2002-04-09
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 2, 2002

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

         Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of March 29, 2002.

        Common Stock, $0.01 par value                10,564,388 shares

        Class A Common Stock, $0.01 par value         1,200,000 shares

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
Part I.    Financial Information                                          Number

    Item 1.   Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets -
              March 2, 2002 and June 2, 2001                                 3

              Condensed Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              March 2, 2002 and March 3, 2001                                4

              Condensed Consolidated Statements of Cash Flow -
              Nine Months Ended  March 2, 2002 and
              March 3, 2001                                                  5

              Notes to Condensed Consolidated Financial Statements           6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7

    Item 3.   Quantitative and Qualitative Disclosures of Market Risk       11

Part II.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K                              12


    Signatures                                                              13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                     March 2, 2002  June 2, 2001
                                                     -------------  ------------
                                                      (unaudited)     (Note 1)
     ASSETS
     Current assets:
      Cash and cash equivalents                        $   4,876      $  13,129
      Accounts receivable, net                            18,409         16,017
      Inventories                                         49,214         47,122
      Prepaid expenses and other current assets              633            569
                                                       ---------      ---------
 Total current assets                                     73,132         76,837

 Notes receivable and investments                          6,947          7,673
 Goodwill                                                  3,147          3,147
 Other assets                                              2,239          2,447

  Property, plant and equipment                          255,956        248,297
  Less accumulated depreciation                         (112,786)      (103,649)
                                                       ---------      ---------
                                                         143,170        144,648
                                                       ---------      ---------
   TOTAL ASSETS                                        $ 228,635      $ 234,752
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                             $   8,000      $    --
    Accounts payable and accrued expenses                 27,771         29,492
    Current maturities of long-term debt                  10,292          7,184
    Current deferred income taxes                         11,775         11,775
                                                       ---------      ---------
Total current liabilities                                 57,838         48,451

   Long-term debt, less current maturities               110,050        111,156
   Deferred expenses                                       1,450          1,450
   Deferred income taxes                                   2,826          7,499
                                                       ---------      ---------
     Total liabilities                                   172,164        168,556

Stockholders' equity:
    Common stock $0.01 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200
      at March 2, 2002 and June 2, 2001                      176            176
    Class A common stock $0.01 par value:
      authorized, issued and outstanding
      1,200,000 shares                                        12             12
    Paid-in capital                                       18,784         18,784
    Retained earnings                                     50,598         59,752
    Common stock in treasury - 7,000,812 shares
      at March 2, 2002 and 6,863,512 shares at
      June 2, 2001                                       (13,099)       (12,528)
                                                       ---------      ---------
      Total stockholders' equity                          56,471         66,196
                                                       ---------      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 228,635      $ 234,752
                                                       =========      =========

         See notes to condensed consolidated financial statements.

                          CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)
                                         UNAUDITED
                                                 13 Weeks Ended                     39 Weeks Ended
                                        March 2, 2002     March 3, 2001     March 2, 2002     March 3, 2001
                                        -------------     -------------     -------------     -------------
Net sales                                   $  86,927         $ 103,913         $ 243,114         $ 272,020
Cost of sales                                  74,908            83,354           219,004           225,297
                                            ---------         ---------         ---------         ---------
     Gross profit                              12,019            20,559            24,110            46,723
Selling, general and
     administrative                            10,543            11,148            31,012            31,698
                                            ---------         ---------         ---------         ---------
Operating income (loss)                         1,476             9,411            (6,902)           15,025
Other income (expense):
     Interest expense, net                     (2,046)           (2,288)           (6,368)           (6,759)
     Other                                       (291)              395              (283)            1,778
                                            ---------         ---------         ---------         ---------
                                               (2,337)           (1,893)           (6,651)           (4,981)
                                            ---------         ---------         ---------         ---------
Income (loss) before income
     taxes                                       (861)            7,518           (13,553)           10,044
Income tax expense (benefit)                     (310)            2,730            (4,843)            3,652
                                            ---------         ---------         ---------         ---------
    NET INCOME (LOSS)                       $    (551)        $   4,788         $  (8,710)        $   6,392
                                            =========         =========         =========         =========
Net  income (loss) per common share:
     Basic                                  $    (.05)        $     .40         $    (.74)        $     .53
                                            =========         =========         =========         =========
     Diluted                                $    (.05)        $     .40         $    (.74)        $     .53
                                            =========         =========         =========         =========
Dividends per common share                  $   .0125         $   .0125         $   .0375         $   .0375
                                            =========         =========         =========         =========
Weighted average shares
     outstanding:
     Basic                                     11,764            11,983            11,802            12,096
                                            =========         =========         =========         =========
     Diluted                                   11,764            12,088            11,802            12,156
                                            =========         =========         =========         =========

See notes to condensed consolidated financial statements.

                       CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    UNAUDITED
                                                                         39 Weeks Ended
                                                                  March 2, 2002    March 3, 2001
                                                                  -------------    -------------
Cash flows provided by (used in) operating activities                  $ (5,742)        $ 18,662

Cash flows from investing activities:
     Purchases of property, plant and equipment                          (5,694)          (2,482)
     Construction of production facilities                               (6,730)          (6,266)
     Payments received on notes receivable and from investments             161              939
     Increase in note receivable, investments and other assets             (212)            (468)
     Net proceeds from sale of property, plant and equipment                977              607
                                                                       --------         --------
Net cash used in investing activities                                   (11,498)          (7,670)

Cash flows from financing activities:
     Net borrowings (payments) on notes payable to banks                  8,000           (7,500)
     Long-term borrowings                                                 9,000            3,106
     Principal payments on long-term debt                                (6,998)          (5,031)
     Purchases of common stock for treasury                                (571)          (1,273)
     Payment of dividends                                                  (444)            (456)
                                                                       --------         --------
Net cash provided by (used in) financing activities                       8,987          (11,154)
                                                                       --------         --------
Net change  in cash and cash equivalents                                 (8,253)            (162)

Cash and cash equivalents at beginning of period                         13,129            6,541
                                                                       --------         --------
Cash and cash equivalents at end of period                             $  4,876         $  6,379
                                                                       ========         ========


See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                  March 2, 2002
                                   (unaudited)

1.     Presentation of Interim Information

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management , all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 2, 2002 are not necessarily indicative of the results that may be expected for the year ended June 1, 2002.

       The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Cal-Maine Foods, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 2, 2001.

2.     Inventories

       Inventories consisted of the following:

                                             March 2, 2002     June 2, 2001
                                         ------------------ ----------------

         Flocks                                    $31,411         $ 31,920
         Eggs                                        3,646            3,149
         Feed and supplies                          11,220            9,459
         Livestock                                   2,937            2,594
                                         ------------------ ----------------
                                                   $49,214         $ 47,122
                                         ================== ================

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

                                                           Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                         March 2          March 3          March 2           March 3
                                                          2002              2001             2002              2001
                                                      -----------       -----------       ----------        ----------
Reported net income (loss)                             $    (551)        $   4,788        $  (8,710)        $   6,392
Add back goodwill amortization, net of tax                  --                  39             --                 117
                                                       ---------         ---------        ---------         ---------
Pro forma adjusted net income (loss)                   $    (551)        $   4,827        $  (8,710)        $   6,509
                                                       =========         =========        =========         =========

Basic and diluted net income(loss) per share:
     Reported net income (loss)                        $    (.05)        $     .40        $    (.74)        $     .53
     Goodwill amortization, net of tax                      --                 .00             --                 .01
                                                       ---------         ---------        ---------         ---------
Pro forma adjusted basic and diluted net income
(loss) per share                                       $    (.05)        $     .40        $    (.74)        $     .54
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

       According to U.S. Department of Agriculture reports, the egg industry has placed approximately 7% fewer baby chicks during the past four months as compared to the same period last year. This would indicate a smaller national layer flock during the last half of calendar 2002. Current demand for eggs is good for domestic use, but is expected to slow for the period following Easter to Labor Day. Current agricultural commodity futures prices indicate that feed ingredient prices should remain relatively low for the next few months.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

                                                            Percentage of Net Sales
                                               13 Weeks Ended                     39 Weeks Ended
                                      March 2, 2002      March 3, 2001      March 2, 2002   March 3, 2001
                                      -------------------------------------------------------------------
Net sales                                  100.0%             100.0%             100.0%         100.0%
Cost of sales                               86.2               80.2               90.0           82.8
                                      -------------------------------------------------------------------
Gross profit                                13.8               19.8               10.0           17.2
Selling, general & administrative
                                            12.1               10.7               12.8           11.7
                                      -------------------------------------------------------------------
Operating income (loss)                      1.7                9.1               (2.8)           5.5
Other expense                               (2.7)              (1.9)              (2.7)          (1.9)
                                      -------------------------------------------------------------------
Income (loss) before taxes                  (1.0)               7.2               (5.5)           3.6
Income tax expense (benefit)                (0.4)               2.6               (1.9)           1.3
                                      -------------------------------------------------------------------
Net income (loss)                           (0.6)%              4.6%              (3.6)%          2.3%
                                      ===================================================================

       NET SALES

       Net sales for the third quarter of fiscal 2002 were $86.9 million, a decrease of $17.0 million, or 16.3% as compared to net sales of $103.9 million for the third quarter of fiscal 2001. Total dozens of eggs sold increased in the current quarter and egg selling prices decreased as compared with prices last year. Dozens sold for the current quarter were 143.4 million dozen, an increase of 2.9 million dozen, or 2.1% as compared to the third quarter of last year. Although consumer demand was good, increased egg supply resulted in lower egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2002 third quarter was $.576, compared to $.704 for the third quarter of last year, a decrease of 18.2%.

       Net sales for the thirty-nine weeks ended March 2, 2002 were $243.1 million, a decrease of $28.9 million, or 10.6%, as compared to net sales of $272.0 million for last year. As in the current quarter, total dozens sold increased and net egg selling prices decreased. Dozens sold for the current 39 week period were 420.1 million as compared to 408.9 million for the same period in last fiscal year, an increase of 2.7%. For the current 39 week period, the Company's net average selling price per dozen was $.547, compared to $.633 per dozen last year, a decrease of 13.6%.

       COST OF SALES

       Cost of sales for the third quarter ended March 2, 2002 was $74.9 million, a decrease of $8.4 million, or 10.1%, as compared to cost of sales of $83.4 million for last year's third quarter. The decrease is due to lower cost of purchases from outside egg producers and lower cost of feed ingredients. Dozens of eggs sold increased 2.1%. These additional dozens were the net result of an increase in dozens produced in Company facilities and a decrease in the number of dozens purchased from outside egg producers. A decrease in the cost of the eggs purchased from outside producers was due to weaker egg market conditions. Feed cost for the third quarter ended March 2, 2002 was $.193 per dozen, compared to last fiscal year's cost per dozen of $.213, a decrease of 9.4%. The lower egg selling prices resulted in a decrease in gross profit from 19.8% of net sales for the quarter ended March 3, 2001 to 13.8% of net sales for the current quarter ended March 2, 2002.

       For the thirty-nine week period ended March 2, 2002, cost of sales was $219.0, a decrease of $6.3 million, or 2.8%, as compared to cost of sales of $225.3 million for last year. As in the quarter, the decrease in cost of sales is the result of lower outside egg purchase cost and a decrease in the cost of feed. Feed cost for the current 39 weeks was $.195 per dozen, compared to $.198 per dozen last year, a decrease of 1.5%. The decrease in egg selling prices resulted in a decrease in gross profit from 17.2% of net sales for the prior year 39 week period to 10.0% for the current 39 week period.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the third quarter ended March 2, 2002 were $10.5 million, a decrease of $605,000, or 5.4%, as compared to $11.1 million for last fiscal year's third quarter. The decrease is due to a decrease in payroll and related expenses and decreased delivery costs. On a cost per dozen sold basis, selling, general and administrative expenses decreased $.005 per dozen, $.074 per dozen for the current quarter as compared to $.079 for the same period in the prior year. As a percent of net sales, selling, general and administrative expenses increased from 10.7% for fiscal 2001 third quarter to 12.1% for the current quarter.

       For the thirty-nine weeks ended March 2, 2002, selling, general and administrative expenses were $31.0 million, a decrease of $686,000, or 2.2%, as compared to $31.7 million for the same period in the prior fiscal year. The decreased cost was related to decreases in payroll and related expenses, and decreased delivery expenses. For the current period, fuel cost decreased 15% from the same period in the prior year. On a cost per dozen sold basis, selling, general and administrative expenses decreased slightly, $.074 for the current year and $.077 for last fiscal year. As a percent of net sales, selling, general and administrative expenses have increased from 11.7% for the prior 39 week period to 12.8% for the current 39 week period.

       OPERATING INCOME

       As the result of the above, operating income was $1.5 million for the third quarter ended March 2, 2002, as compared to operating income of $9.4 million for last year's fiscal third quarter. Operating income was 1.7% of net sales for the current fiscal quarter, compared to operating income of 9.1% of net sales for the same quarter in the prior year.

       For the thirty-nine weeks ended March 2, 2002, operating loss was $6.9 million, compared to operating income of $15.0 million for last fiscal year. Operating loss was 2.8% of net sales for the current 39 week period compared to operating income of 5.5% of net sales in the same period in the prior year.

       OTHER EXPENSE

       Other expense for the third quarter ended March 2, 2002 was $2.3 million, an increase of $445,000, as compared to the third quarter of last fiscal year. In the current quarter, net interest expense decreased $242,000 and other income decreased $686,000. Net interest expense decreased as the result of lower interest rates and capitalized interest on construction projects. Other income for the current quarter decreased from equity in losses of affiliates. As a percent of net sales, other expense was 2.7% for the current third quarter, compared to 1.9% for the same period in the prior year.

       For the thirty-nine weeks ended March 2, 2002, other expense was $6.7 million, an increase of $1.7 million, or 33.5%, as compared to $5.0 million for the same period in the prior year. For the current period, net interest expense decreased $391,000 and other income decreased $2.1 million. Net interest expense increased due to lower interest rates. The decrease in other income is due to a decreased of $785,000 from equity in losses of affiliates and due to settlement of an insurance claim for $650,000 recorded in the prior 39 week period. As a percent of net sales, other expense was 2.7% for the current period, as compared to 1.9% for the same period in the prior year.

       INCOME TAXES

       As a result of the above, the Company's pre-tax loss was $861,000 for the quarter ended March 2, 2002, compared to pre-tax income of $7.5 million for last year's quarter. For the current quarter, an income tax benefit of $310,000 was recorded with an effective tax rate of 36.0%, as compared to an income tax expense of $2.7 million with an effective rate of 36.3% for last year's comparable quarter.

       For the thirty-nine week period ended March 2, 2002, the Company's pre-tax loss was $13.6 million, compared to pre-tax income of $10.0 million for last year. For the current thirty-nine week period, an income tax benefit of $4.8 million was recorded with an effective tax rate of 35.7%, as compared to an income tax expense of $3.7 million with an effective rate of 36.4% for last year's comparable period.

       NET INCOME (LOSS)

       Net loss for the third quarter ended March 2, 2002 was $551,000, or $.05 per basic share, compared to net income of $4.8 million, or $.40 per basic share for last fiscal year's third quarter.

       For the thirty-nine week period ended March 2, 2002, net loss was $8.7 million, or $.74 per basic share, compared to last fiscal year's net income of $6.4 million, or $.53 per basic share.

       CAPITAL RESOURCES AND LIQUIDITY
       The Company's working capital at March 2, 2002 was $15.3 million, compared to $28.4 million at June 2, 2001. The Company's current ratio was 1.26 at March 2, 2002, as compared with 1.59 at June 2, 2001. The Company's need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter egg prices are normally at seasonal lows. In the second quarter, the Company usually builds inventories and receivable balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had a $35 million line of credit with three banks of which $8.0 million was outstanding at March 2, 2002. The Company's long-term debt at that date, including current maturities, totaled $120.3 million, as compared to $118.3 million at June 2, 2001.

       For the thirty-nine weeks ended March 2, 2002, $5.7 million in net cash was used in operating activities. This compares to $18.7 million that was provided by operating activities for the comparable period last fiscal year. In the current thirty-nine week period, $5.7 million was used for purchases of property, plant and equipment, $977,000 was received from sales of property, plant and equipment, and $6.7 million was used for construction projects. Net cash of $212,000 was used for additions to investments and other assets and payments of $161,000 were received on notes receivable and investments. Approximately $571,000 was used for purchase of common stock for the treasury and $444,000 was used for payments of dividends on the Company's common stock. Proceeds of $8.0 million were received from net borrowings on notes payable to banks and long-term borrowings of $9.0 million were received. Payments of $7.0 million were made on long-term debt. The net result was a decrease in cash of approximately $8.3 million.

       For the comparable period last year, $2.5 million was used for purchases of property, plant and equipment, $607,000 was received from sales of property, plant and equipment, and $6.3 million was used for construction projects. Net cash of $468,000 was used for additions to investments and other assets and payments of $939,000 were received on notes receivable and investments. Approximately $1.3 million was used for purchase of common stock for the treasury and $456,000 was used for payments of dividends on the Company's common stock. Additional long-term borrowings of $3.1 million were received. Payments of $5.0 million were made on long-term debt and $7.5 million was paid on the note payable to bank. The net result was a decrease in cash of approximately $162,000.

       Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 2, 2001, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2002. As of March 2, 2002, the Company did not meet certain provisions of a loan agreement with a financial institution and received waivers from the institution. The Company is in compliance with all loan agreements as waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

       In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2003. The total cost of the facility is approximately $18.0 million, of which $3.2 million was incurred through March 2, 2002. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $15.5 million fiscal 2002, which will be funded by cash flows from operations and additional long-term borrowings.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              None

         b.   Reports on Form 8-K

         No current report on Form 8-K was filed by the Company covering an event during the third quarter of fiscal 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAL-MAINE FOODS, INC.
                                          (Registrant)


Date:  April 9, 2002                      /s/  Bobby J. Raines
                                          --------------------------------------
                                          Bobby J. Raines
                                          Vice President/Treasurer
                                          (Principal Financial Officer)


Date:  April 9, 2002                      /s/  Charles F. Collins
                                          --------------------------------------
                                          Charles F. Collins
                                          Vice President/Controller
                                          (Principal Accounting Officer)