Form 10-K
period 2002-06-01
CAL MAINE FOODS INC
filed 2002-08-16
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED JUNE 1, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Yes   X          No
         -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 1, 2002, 10,564,388 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $10,296,400, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                       DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on October 3, 2002, to be filed with the Securities and Exchange Commission on or about September 3, 2002.

                                TABLE OF CONTENTS

                                                                           Page
Item                                                                      Number
----                                                                      ------

                                     Part I

1.   Business..............................................................  3
2.   Properties............................................................  7
3.   Legal Proceedings.....................................................  8
4.   Submission of Matters to a Vote of Security Holders...................  8

                                     Part II

5.   Market for the Registrant's Common Stock and Related
      Stockholder Matters..................................................  9
6.   Selected Financial Data............................................... 10
7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................ 10
7A.  Quantitative and Qualitative Disclosures About Market Risk............ 17
8.   Financial Statements and Supplementary Data........................... 17
9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................. 17

                                    Part III

10.  Directors and Executive Officers of the Registrant.................... 18
11.  Executive Compensation................................................ 18
12.  Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters........................... 18
13.  Certain Relationships and Related Transactions........................ 18

                                     Part IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....... 18

                                     PART I
ITEM 1.   BUSINESS

     General

     Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated in Delaware in 1969. The Company's primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 98% of the Company's net sales in fiscal 2002 and 2001. The Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 2002, had sales of approximately 562 million dozen shell eggs. This volume represents approximately 13% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

     The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to the Company" or "Cal-Maine" include all subsidiaries of the Company.

     Growth Strategy and Acquisitions

     The Company has for many years pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated ten acquisitions, adding an aggregate of 21 million layers to its capacity, and built six new "in-line" shell egg production and processing facilities and one pullet growing facility, adding 6.5 million layers and 1.5 million growing pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The "in-line" facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

     As a result of the Company's strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 21.5 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 491 million over the past five fiscal years. Net sales amounted to $326.2 million in fiscal 2002 compared to net sales of $69.9 million in fiscal 1988.

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

            Acquisitions of Egg Production and Processing Facilities

                                                                        Layers
Fiscal Year (1)                Seller                  Location        Acquired
---------------                ------                  --------        --------

     1989                  Egg City, Inc.              Arkansas        1,300,000
     1990              Sunny Fresh Foods, Inc.            (2)          7,500,000
     1991               Sunnyside Eggs, Inc.        North Carolina     1,800,000
     1994                Wayne Detling Farms             Ohio          1,500,000
     1995                    A & G Farms               Kentucky        1,000,000
     1997                   Sunbest Farms              Arkansas          600,000
     1997          Southern Empire Egg Farm, Inc.       Georgia        1,300,000
     1998          J&S Farms/Savannah Valley Egg        Georgia          900,000
     1999               Hudson Brothers, Inc.          Kentucky        1,200,000
     2000                    Smith Farms            Texas/Arkansas     3,900,000
                                                                      ----------
                                Total                                 21,000,000
                                                                      ==========

(1)  The Company's fiscal year ends on the Saturday closest to May 31.

(2)  New Mexico, Kansas, Texas, Alabama, Oklahoma, Arkansas and North Carolina


  Construction of Egg Production, Pullet Growing and Processing Facilities (1)

      Fiscal Year                             Layer             Pullet
       Completed          Location           Capacity          Capacity
      -----------         --------           --------          --------

         1990            Mississippi         1,000,000           200,000
         1992            Louisiana           1,000,000                --
         1992            Mississippi                --           500,000
         1994            Mississippi         1,000,000                --
         1996            Texas               1,000,000           250,000
         1999            Kansas              1,250,000           250,000
         2001            Texas               1,300,000           300,000
                                            ----------        ----------
                              Total          6,550,000         1,500,000
                                            ==========        ==========

(1) Does not include construction in Guthrie, Kentucky, commenced in fiscal 2001, and to be completed in fiscal 2003 at an estimated cost of $18.0 million, adding approximately 1,500,000 layer capacity.

     Although it has made no acquisitions in the past two fiscal years, the Company proposes to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 13% of domestic shell egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. The Company believes that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

     The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

     Shell Eggs

     Production. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 85% of its total fiscal 2002 egg production, with the balance attributable to contract producers used by the Company.

     Under Cal-Maine's arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

     The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. The Company produces approximately 98% of its chicks in its own hatcheries and obtains the balance from commercial sources. Feed for the laying flocks is produced by Company-owned and operated mills located in Arkansas, Georgia, Kentucky, Louisiana, Mississippi, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 97% of the feed for Company flocks is manufactured at feed mills owned and operated by the Company. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, the Company purchases ingredients in advance with a delayed delivery of several weeks or a few months.

     Feed cost represents the largest element of the Company's farm egg production cost, ranging from 54% to 60% of total cost in the last five years, or an average of approximately 56%. Although feed ingredients are available from a number of sources, the Company has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

     Marketing. Of the 562 million dozen shell eggs sold by the Company in the fiscal year ended June 1, 2002, 431 million were produced by Company flocks.

     Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 2002, two customers accounted for more than 10% of net sales. A major Texas grocery retailer, H.E.Butt Grocery Company, accounted for 13.3% of net sales and two affiliated national retailers, Wal-Mart and Sam's Club, on a combined basis accounted for 19.2% of net sales. The top 10 customers accounted for 61% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

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

     According to U.S. Department of Agriculture reports, the annual per capita consumption of shell eggs in the United States since 1990 has ranged from 234 to 253, averaging 239, with the peak consumption of 253 occurring in 2001. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

     Specialty Eggs. The Company also produces specialty eggs such as Eggo land's Best(TM) and Farmhouse eggs. Eggo land's Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Eggo land's Best(TM) eggs, under license from Eggo land's Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Eggo land's Best(TM) eggs accounted for approximately 5.6% of the Company's net sales in fiscal 2002. "Farmhouse" brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs account for 2.2% of net sales. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

     Livestock. The Company's livestock operations consist primarily of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 2% of the Company's net sales in fiscal 2002.

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

     The shell egg production and processing industry has been characterized by a growing concentration of production. In 2001, 64 producers with one million or more layers owned 80% of the 280 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

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

     Employees. As of June 1, 2002, the Company had a total of approximately 1,530 employees of whom 1,370 worked in egg production, processing and marketing, 90 were engaged in feed mill operations, 30 in dairy activities, and 40 were administrative employees, including officers, at the Company's executive offices. About 7% of the Company's personnel is part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

ITEM 2.   PROPERTIES

     The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas, as follows: two breeding facilities, two hatcheries, 15 feed mills, 20 production facilities, 14 pullet growing facilities, 20 processing and packing facilities, two wholesale distribution facilities, and a dairy farm. Most of the Company's property is owned and encumbered. See Notes 5, 6, and 7 of the Notes to Consolidated Financial Statements of the Company.

     The Company operates 303 over-the-road tractors and 366 trailers, of which 215 and 232 are owned, respectively, and the balance are financed with TRAC leases.

     At June 1, 2002, the Company owned approximately 16,000 acres of land and owned facilities to:

          Operation                Capacity
          ---------                --------

          Hatch                   16,000,000  - pullet chicks per year
          Grow (1)                12,000,000  - pullets per year
          House (2)               20,000,000  - hens
          Produce                        700  - tons of feed per hour
          Process (3)                  7,000  - cases of eggs per hour

(1) The Company uses contract growers for the production of an additional 1.1 million pullets.

(2) The Company controls approximately 21 million layers, of which 3.0 million are cared for by contract producers.

(3)  One case equals 30 dozen eggs.

     Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $139.8 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 1, 2002.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol CALM. At June 1, 2002, there were approximately 286 record holders of the Company's Common Stock and approximately 850 beneficial owners whose shares were held by nominees or broker dealers. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 2002 and fiscal 2001.

                                                                    Cash
                                                                  Dividend
                                              Sales Price         Declared
                                           -----------------      --------
     Year Ended        Fiscal Quarter       High       Low
     ----------        --------------      ------     ------

     June 1, 2002      First Quarter       $ 5.07     $ 3.35      $ .0125
                       Second Quarter        4.64       3.50        .0125
                       Third Quarter         4.05       2.48        .0125
                       Fourth Quarter        4.15       2.95        .0125

     June 2, 2001      First Quarter       $ 4.38     $ 3.25      $ .0125
                       Second Quarter        4.31       3.13        .0125
                       Third Quarter         6.63       4.00        .0125
                       Fourth Quarter        5.38       4.41        .0125


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

ITEM 6.   SELECTED FINANCIAL DATA
                                                         Fiscal Years Ended
                                                         ------------------
                                      June 1,     June 2,     June 3,     May 29,     May 30,
                                       2002        2001        2000        1999        1998
                                      -------     -------     -------     -------     -------

                                            (Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales                            $ 326,171   $ 358,412   $ 287,055   $ 287,954   $ 309,071
Cost of sales                          291,767     299,417     268,937     242,022     264,636
                                     ---------------------------------------------------------
Gross profit                            34,404      58,995      18,118      45,932      44,435
Selling, general and
 administrative                         42,332      42,337      40,059      36,406      34,089
                                     ---------------------------------------------------------
  Operating income (loss)               (7,928)     16,658     (21,941)      9,526      10,346
Other income (expense):
  Interest expense                      (8,503)     (8,736)     (7,726)     (5,195)     (4,583)
  Equity in income (loss) of
   affiliates                             (480)        415         130         326         294
  Other                                    547       2,378       2,525       3,330       2,268
                                     ---------------------------------------------------------
                                        (8,436)     (5,943)     (5,071)     (1,539)     (2,021)
                                     ---------------------------------------------------------
Income (loss) before income tax        (16,364)     10,715     (27,012)      7,987       8,325
Income tax expense (benefit)            (5,790)      3,891      (9,633)      2,907       2,946
                                     ---------------------------------------------------------
Net income (loss)                    $ (10,574)  $   6,824   $ (17,379)  $   5,080   $   5,379
                                     =========================================================
Net income (loss) per common
 share:
  Basic                              $    (.90)  $     .57   $   (1.41)  $    0.39   $    0.41
                                     =========================================================
  Diluted                            $    (.90)  $     .56   $   (1.41)  $    0.39   $    0.40
                                     =========================================================

Cash dividends declared per
 share                               $   0.050   $   0.050   $   0.048   $   0.045   $   0.020
                                     =========================================================
Weighted average shares
 outstanding:
  Basic                                 11,764      12,051      12,362      12,999      13,191
                                     =========================================================
  Diluted                               11,764      12,120      12,362      13,114      13,428
                                     =========================================================

Balance Sheet Data:
Working capital                      $  17,310   $  28,386   $  18,485   $  48,501   $  56,591
Total assets                           229,654     234,752     231,899     213,682     203,188
Total debt (including current          118,362     118,340     119,736      84,004      75,498
portion)
Total stockholders' equity              54,460      66,196      61,353      80,584      79,547



ITEM 7.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday nearest to May 31 which was June
1, 2002 (52 weeks) June 2, 2001 (52 weeks) and June 3, 2000 (53 weeks) for the most recent three fiscal years.

     The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for over 98% of the Company's net sales in fiscal 2002 and 2001. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

     The Company currently uses contract producers for approximately 15% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

     The Company's cost of production is materially affected by feed costs, which average about 56% of Cal-Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                             Percentage of Net Sales
                                               Fiscal Years Ended
                                             -----------------------

                                  June 1, 2002    June 2, 2001    June 3, 2000
                                  ------------    ------------    ------------

Net sales                            100.0 %         100.0%          100.0 %
Cost of sales                         89.5            83.5            93.7
                                     -----           -----           -----
Gross profit                          10.5            16.5             6.3
Selling, general &
 administrative expenses              12.9            11.8            14.0
                                     -----           -----           -----
Operating income  (loss)              (2.4)            4.7            (7.7)
Other income (expense)                (2.6)           (1.7)           (1.7)
                                     -----           -----           -----
Income (loss)  before taxes           (5.0)            3.0            (9.4)
Income tax expense (benefit)          (1.8)            1.1            (3.3)
                                     -----           -----           -----
Net income  (loss)                    (3.2)%           1.9%           (6.1)%
                                     =====           =====           =====

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

     Net Sales. Net sales for the fiscal year ended June 1, 2002 were $326.2 million, a decrease of $32.2 million, or 9.0%, from net sales of $358.4 million for fiscal 2001. Total dozens of eggs sold increased in fiscal 2002 and egg selling prices decreased as compared with prices in fiscal 2001. In fiscal 2002, total dozens of shell eggs sold were 561.8 million, an increase of 16.7 million dozen, or 3.1%, compared to 545.1 million dozen sold in fiscal 2001. Although consumer demand was good, increased egg supply resulted in lower egg selling prices during fiscal 2002. The Company's average selling price of shell eggs decreased from $.625 per dozen for fiscal 2001 to $.549 per dozen for fiscal 2002, a decrease of $.076 per dozen, or 12.2%.

     Cost of Sales. Cost of sales for the fiscal year ended June 1, 2002 was $291.8 million, a decrease of $7.6 million, or 2.5%, as compared to cost of sales of $299.4 million for last fiscal year. Although dozens sold increased, cost of purchases from outside egg producers and cost of feed ingredients decreased. The 3.1% increase in dozens sold was from increases in dozens produced in Company facilities and in the number of dozens purchased from outside egg producers. The decrease in the cost of the eggs purchased from outside producers was due to lower egg market selling prices. Feed cost for fiscal 2002 was $.193 per dozen, compared to $.197 per dozen for last fiscal year, a decrease of 2.0%. A 12.2% decrease in egg selling prices, offset by lower feed ingredient costs and lower cost of purchases from outside egg producers, resulted in a decrease in gross profit from 16.5% of net sales for fiscal 2001 to 10.5% of net sales for fiscal 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expense was $42.3 million in fiscal 2002 and 2001. On a cost per dozen sold basis, selling, general and administrative remained approximately the same, $.075 per dozen for fiscal 2002, as compared to $.078 per dozen for last fiscal year. As a percent of net sales, selling, general and administrative expense increased from 11.8% for fiscal 2001 to 12.9% for fiscal 2002 due to lower average egg selling prices in fiscal 2002.

     Operating Income (Loss). As a result of the above, the Company's operating loss was $7.9 million for fiscal 2002, as compared to operating income of $16.7 million for fiscal 2001. As a percent of net sales, the operating loss for fiscal 2002 was 2.4%, as compared to operating income of 4.7% for fiscal 2001.

     Other Income (Expense). Other expense for fiscal 2002 was $8.4 million, an increase of $2.5 million as compared to other expense of $5.9 million for fiscal 2001. Income from the settlement of an insurance claim in fiscal 2001 accounted for $1.4 million of the change in other expense in fiscal 2002 as compared to fiscal 2001. For fiscal 2002, equity in income of affiliates was a loss of $480,000 as compared to income of $415,000 in fiscal 2001. Interest expense decreased $232,000, or 2.7% in fiscal 2002. As a percent of net sales, other expense was 2.6 % in fiscal 2002 and 1.7% in fiscal 2001.

     Income Taxes. As a result of the above, the Company's pre-tax loss was $16.4 million for the fiscal 2002 year, compared to pre-tax income of $10.7 million for fiscal 2001. The Company had an income tax benefit of $5.8 million in fiscal 2002 with an effective tax rate of 35.4%, as compared to income tax expense of $3.9 million with an effective rate of 36.3% for fiscal 2001.

     Net Income (Loss). As a result of the above, net loss for fiscal 2002 was $10.6 million or $0.90 per basic and diluted share, compared to net income of $6.8 million, or $0.57 per basic share and $0.56 per diluted share for fiscal 2001

Fiscal Year Ended June 2, 2001 Compared to Fiscal Year Ended June 3, 2000

     Net Sales. Net sales for the fiscal year ended June 2, 2001 were $358.4 million, an increase of $71.3 million, or 24.9%, from net sales of $287.1 million for the preceding fiscal year. The increase resulted from increases in dozens sold and selling prices of shell eggs. In fiscal 2001, total dozens of shell eggs sold were 545.1 million, an increase of 18.9 million dozen, or 3.6%, compared to 526.2 million dozen sold in fiscal 2000. Good consumer demand and a lower, balanced egg supply resulted in higher egg selling prices during the current fiscal year. The Company's average selling price of shell eggs increased from $.507 per dozen for fiscal 2000 to $.625 per dozen for fiscal 2001, an increase of $.118 per dozen, or 23.3%.

     Cost of Sales. Cost of sales for the fiscal year ended June 2, 2001 was $299.4 million, an increase of $30.5 million, or 11.3%, as compared to cost of sales of $268.9 million for fiscal 2000. The increase was due to increases in dozens sold, cost of purchases from outside egg producers, and cost of feed ingredients. The 3.6% increase in dozens sold was the net result of an increase in dozens produced in Company facilities and a decrease in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to improved egg market conditions. Feed cost for fiscal 2001 was $.197 per dozen, compared to $.188 per dozen for last fiscal year, an increase of 4.8%. A 23.3% increase in egg selling prices, offset by a 11.3% increase in cost of goods sold resulted in an increase in gross profit from 6.3% of net sales for fiscal 2000 to 16.5% of net sales for fiscal 2001.

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

     Other Income (Expense). Other expense for fiscal 2001 was $5.9 million, an increase of $872,000, as compared to other expense of $5.1 million for fiscal 2000. For fiscal 2001, interest expense increased $1.3 million and net other income increased $474,000. Interest expense increased due to increased borrowing during fiscal 2001, primarily on the Company's line of credit. The line of credit increased through the first quarter of fiscal 2001 and was repaid during the third quarter. As a percent of net sales, other expense was 1.7% in both fiscal 2001 and 2000.

     Income Taxes. As a result of the above, the Company's pre-tax income was $10.7 million for the fiscal 2001 year, compared to a pre-tax loss of $27.0 million for fiscal 2000. For the fiscal 2001 year, income tax expense totaled $3.9 million with an effective tax rate of 36.3%, as compared to an income tax benefit of $9.6 million with an effective rate of 35.7% for fiscal 2000.

     Net Income (Loss). As a result of the above, net income for fiscal 2001 was $6.8 million or $0.57 per basic share and $0.56 per diluted share, compared to net loss of $17.4 million, or $1.41 per basic and diluted share for fiscal 2000.

     Capital Resources and Liquidity. The Company's working capital at June 1, 2002 was $17.3 million compared to $28.4 million at June 2, 2001. The Company's current ratio was 1.30 at June 1, 2002 as compared with 1.59 at June 2, 2001. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks, of which $7.0 million was outstanding at June 1, 2002. The Company's long-term debt at June 1, 2002, including current maturities, amounted to $118.4 million, as compared to $118.3 million at June 2, 2001.

     For the fiscal year ended June 1, 2002, $264,000 was provided by operating activities. The Company had additional long-term borrowings of $9.0 million, $7.0 million borrowings on its line of credit, $1.1 million net proceeds from disposal of property, plant and equipment and $456,000 in payments received on notes receivable and from investments. In fiscal 2002, $9.1 million was used for construction projects and $6.5 million for purchases of property, plant and equipment. Approximately $571,000 was used for purchases of common stock for treasury and $591,000 for dividend payments on the common stock. Principal payments of $9.0 million were made on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $8.3 million for fiscal 2002.

     According to U.S. Department of Agriculture reports during the past eight calendar months, the chick hatch has been 13.6% lower than the same period last calendar year, resulting in lower projected hen numbers for the upcoming year. This could result in decreased egg production and upward pressure on egg prices. Egg demand is very good for domestic use, with export demand down slightly. Although industry projections concerning the fall 2002 grain crop are uncertain at this date, current grain commodities futures trading levels indicate that the cost of feed ingredients may be at higher price levels for the fiscal year ahead.

     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 1, 2002, the Company did not meet certain of these provisions on its long-term debt agreements. The Company has obtained waivers of these requirements through fiscal 2003. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2003. The total cost of the facility is approximately $18.0 million, of which $4.9 million was incurred through June 1, 2002. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. In addition to the construction, the Company has projected capital expenditures of $14.0 million in fiscal 2003, which will be funded by cash flows from operations and additional long-term borrowings.

     As part of the Smith Farms purchase in September 1999, the Company completed, during fiscal 2002, construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. The projects were funded by a leasing company. The Searcy facility was completed in the first quarter at a cost of $20.0 million and Flatonia facility was completed during the second quarter at a cost of $16.0 million. These facilities are leased with seven-year terms and accounted for as operating leases.

     The Company has $2.5 million of deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $2.5 million deferred tax liability would reduce the Company's cash, but would not impact the Company's consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on the Company's consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

     Critical Accounting Policies. The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Management suggests that the Company's Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company's consolidated financial statements are described below.

     Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet its financial obligations to the Company (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

     Inventories. Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market. If market prices for eggs and feed grains move substantially lower, the Company would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value.

     The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 18 weeks. Capitalized flock costs are then amortized over the productive lives of the flocks, generally one to two years. Flock mortality is charged to cost of sales as incurred. High mortality from disease or extreme temperatures would result in abnormal adjustments to write-down flock inventories. Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

     Long-Lived Assets. Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.

     The Company continually reevaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

     Investment in Affiliates. The Company has invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. The Company's ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in the Company's financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. The combined total assets and total liabilities of these companies were approximately $48 million and $28 million, respectively, at June 1, 2002. The Company is a guarantor of approximately $9 million of long-term debt of one of the affiliates.

     Goodwill. At June 1, 2002, the Company's goodwill balance represented 1.4% of total assets and 5.8% of stockholders' equity. Goodwill primarily relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. The Company elected to adopt, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value.

     The Company has only one operating segment, which is its sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. No impairment loss resulted from the transitional impairment test completed during the quarter ended December 1, 2001. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

     Income Taxes. The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes. The Company is periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on the Company's effective tax rate.

     Impact of Recently Issued Accounting Standards. The Company adopted the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in the first quarter of fiscal 2002. Because the Company is not a party to derivative financial instruments, the adoption of SFAS No. 133 had no effect on the consolidated financial statements of the Company upon adoption.

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

     The Company also adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS No 142), effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed its transitional impairment test in the quarter ended December 1, 2001 and no impairment loss resulted.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." Management does not anticipate SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position upon its adoption the first quarter of Fiscal 2003.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Note 11 to the Company's Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, schedules, and supplementary data required by this item are listed in Item 14(a) of this report and included at pages F-1 through F-16 and S-1.

Quarterly Financial Data: (unaudited, amounts in thousands, except per share data)

                                               Fiscal Year 2002

                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------

Net sales                      $ 72,428     $ 83,759     $ 86,927     $ 83,057
Gross profit                      2,697        9,394       12,019       10,294
Net loss                         (6,100)      (2,059)        (551)      (1,864)
Net loss per share:
  Basic                        $   (.52)    $   (.18)    $   (.05)    $   (.16)
  Diluted                      $   (.52)    $   (.18)    $   (.05)    $   (.16)


                                               Fiscal Year 2001

                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------

Net sales                      $ 75,518     $ 92,589     $103,913     $ 86,392
Gross profit                      7,868       18,296       20,559       12,272
Net income (loss)                (2,622)       4,226        4,788          432
Net income (loss) per share:
  Basic                        $   (.22)    $    .35     $    .40     $    .04
  Diluted                      $   (.22)    $    .35     $    .40     $    .04



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and executive officers is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER   MATTERS

     The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 2002 Annual Meeting of Shareholders.

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

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of fiscal 2002. No amendments to previously filed Forms 8-K were filed during the fourth quarter of fiscal 2002.

     (c)  Exhibits Required by Item 601 of Regulation S-K

          The following exhibits are filed herewith or incorporated by reference:

          Exhibit
          Number                            Exhibit
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

          21        Subsidiaries of the Registrant

          23        Consent of Independent Auditors

          99.1      Written Statement of The Chief Executive Officer

          99.2      Written statement of The Chief Financial Officer

------------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 12th day of August, 2002.

                                          CAL-MAINE FOODS, INC.

                                          /s/ Fred R. Adams, Jr.
                                          ------------------------------------
                                          Fred R. Adams, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                            Title                           Date

/s/ Fred R. Adams, Jr.      Chairman of the Board and           August 12, 2002
----------------------      Chief Executive Officer
Fred R. Adams, JR           (Principal Executive Officer)

/s/ Richard K. Looper       Vice Chairman of the Board          August 12, 2002
----------------------      and Director
Richard K. Looper

/s/ Adolphus B. Baker       President and Director              August 12, 2002
----------------------
Adolphus B. Baker

/s/ Bobby J. Raines         Vice President, Chief Financial     August 12, 2002
----------------------      Officer, Treasurer, Secretary
Bobby J. Raines             and Director
                            (Principal Financial Officer)

/s/ Charles F. Collins      Vice President, Controller          August 12, 2002
----------------------      and Director
Charles F. Collins          (Principal Accounting Officer)

/s/ Jack B. Self            Vice President and Director         August 12, 2002
----------------------
Jack B. Self

/s/ Joe M. Wyatt            Vice President and Director         August 12, 2002
----------------------
Joe M. Wyatt

                            Director
----------------------
W. D. Cox

                            Director
----------------------
R. Faser Triplett

                            Director
----------------------
Letitia C. Hughes

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Auditors...........................................    F-2

Consolidated Balance Sheets as of June 1, 2002 and June 2, 2001..........    F-3

Consolidated Statements of Operations for the years ended
 June 1, 2002, June 2, 2001 and June 3, 2000.............................    F-4

Consolidated Statements of Stockholders' Equity for the years
 ended June 1, 2002, June 2, 2001 and June 3, 2000.......................    F-5

Consolidated Statements of Cash Flows for the years ended
 June 1, 2002, June 2, 2001 and June 3, 2000.............................    F-6

Notes to Consolidated Financial Statements...............................    F-7

Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of June 1, 2002 and June 2, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 2, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at June 1, 2002 and June 2, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 1, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/   Ernst & Young LLP


Jackson, Mississippi
July 17, 2002

                     Cal-Maine Foods, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                        June 1       June 2
                                                         2002         2001
                                                      -----------------------

Assets
Current assets:
  Cash and cash equivalents                           $   4,878    $  13,129
  Receivables:
    Trade receivables, less allowance for doubtful
     accounts of $175 in 2002 and $590 in 2001           15,536       15,254
    Other                                                 1,844          763
                                                      -----------------------
                                                         17,380       16,017
  Recoverable federal income taxes                        6,031            -
  Inventories                                            46,108       47,122
  Prepaid expenses and other current assets                 911          569
                                                      -----------------------
Total current assets                                     75,308       76,837
Other assets:
  Notes receivable and investments                        7,116        7,673
  Goodwill                                                3,147        3,147
  Other                                                   1,865        2,447
                                                      -----------------------
                                                         12,128       13,267
Property, plant and equipment, less accumulated
 depreciation                                           142,218      144,648
                                                      -----------------------
Total assets                                          $ 229,654    $ 234,752
                                                      =======================

Liabilities and stockholders' equity Current
 liabilities:
  Note payable to bank                                $   7,000    $       -
  Trade accounts payable                                 18,467       18,952
  Accrued wages and benefits                              5,621        5,628
  Accrued expenses and other liabilities                  4,779        4,912
  Current maturities of long-term debt                   10,364        7,184
  Deferred income taxes                                  11,767       11,775
                                                      -----------------------
Total current liabilities                                57,998       48,451
Long-term debt, less current maturities                 107,998      111,156
Other noncurrent liabilities                              1,450        1,450
Deferred income taxes                                     7,748        7,499
                                                      -----------------------
Total liabilities                                       175,194      168,556
Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 17,565,200              176          176
  Class A common stock, $.01 par value:
    Authorized shares - 1,200,000
    Issued and outstanding shares - 1,200,000                12           12
  Paid-in capital                                        18,784       18,784
  Retained earnings                                      48,587       59,752
  Common stock in treasury (7,000,812 shares in
   2002 and 6,863,512 shares in 2001)                   (13,099)     (12,528)
                                                     ------------------------
Total stockholders' equity                               54,460       66,196
                                                      -----------------------
Total liabilities and stockholders' equity            $ 229,654    $ 234,752
                                                      =======================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                    Fiscal year ended
                                           ------------------------------------
                                             June 1       June 2       June 3
                                              2002         2001         2000
                                           ------------------------------------

Net sales                                  $ 326,171    $ 358,412    $ 287,055
Cost of sales                                291,767      299,417      268,937
                                           ------------------------------------
Gross profit                                  34,404       58,995       18,118
Selling, general and administrative           42,332       42,337       40,059
                                           ------------------------------------
Operating income (loss)                       (7,928)      16,658      (21,941)

Other income (expense):
  Interest expense                            (8,580)      (9,072)      (7,726)
  Interest income                                 77          336          748
  Equity in income (loss) of affiliates         (480)         415          130
  Other, net                                     547        2,378        1,777
                                           ------------------------------------
                                              (8,436)      (5,943)      (5,071)
                                           ------------------------------------
Income (loss) before income taxes            (16,364)      10,715      (27,012)
Income tax expense (benefit)                  (5,790)       3,891       (9,633)
                                           ------------------------------------
Net income (loss)                          $ (10,574)   $   6,824    $ (17,379)
                                           ====================================

Net income (loss) per share:
   Basic                                   $    (.90)   $     .57    $   (1.41)
                                           ====================================
   Diluted                                 $    (.90)   $     .56    $   (1.41)
                                           ====================================
Weighted average shares outstanding:
    Basic                                     11,764       12,051       12,362
                                           ====================================
    Diluted                                   11,764       12,120       12,362
                                           ====================================

See accompanying notes.

                                               Cal-Maine Foods, Inc. and Subsidiaries

                                           Consolidated Statements of Stockholders' Equity
                                              (in thousands, except per share amounts)



                                                         Common Stock
                                ----------------------------------------------------------------
                                                    Class A    Class A    Treasury     Treasury     Paid-in    Retained
                                Shares    Amount    Shares     Amount      Shares       Amount      Capital    Earnings     Total
                                ----------------------------------------------------------------------------------------------------

Balance at May 29, 1999         17,565     $ 176     1,200      $ 12        6,258     $  (9,913)    $18,784    $ 71,525    $ 80,584
  Purchases of common stock
   for treasury                      -         -         -         -          293        (1,241)          -           -      (1,241)
  Cash dividends paid ($.048
   per common share)                 -         -         -   -     -            -             -           -        (611)       (611)
  Net loss for fiscal 2000           -         -         -         -            -             -           -     (17,379)    (17,379)
                                ----------------------------- ----------------------------------------------------------------------
Balance at June 3, 2000         17,565       176     1,200        12        6,551       (11,154)     18,784      53,535      61,353
  Purchases of common stock
   for treasury                      -         -         -         -          313        (1,374)          -           -      (1,374)
  Cash dividends paid ($.05
   per common share)                 -         -         -         -            -             -           -        (607)       (607)
  Net income for fiscal 2001         -         -         -         -            -             -           -       6,824       6,824
                                ----------------------------- ----------------------------------------------------------------------
Balance at June 2, 2001         17,565       176     1,200        12        6,864       (12,528)     18,784      59,752      66,196
  Purchases of common stock
   for treasury                      -         -          -        -          137          (571)         -            -        (571)
  Cash dividends paid ($.05
   per Common share)                 -         -          -        -            -             -          -         (591)       (591)
  Net loss for fiscal 2002           -         -          -        -            -             -          -      (10,574)    (10,574)
                                -----------------------------=----------------------------------------------------------------------
Balance at June 1, 2002         17,565     $ 176     1,200      $ 12        7,001     $ (13,099)    $18,784    $ 48,587    $ 54,460
                                ====================================================================================================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                     Fiscal year ended
                                            ------------------------------------
                                              June 1       June 2       June 3
                                               2002         2001         2000
                                            ------------------------------------
Cash flows from operating activities
Net income (loss)                           $ (10,574)   $   6,824    $ (17,379)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                17,310       17,542       15,806
  Provision for doubtful accounts                  (5)         678          430
  Deferred income taxes                           241        3,406       (4,711)
  Equity in (income) loss of affiliates           480         (415)        (130)
  Gain on disposal of property, plant
   and equipment                                 (185)        (201)      (1,537)
Change in operating assets and
 liabilities, net of effects from
 purchases of shell egg production and
 processing businesses:
  Receivables and other assets                 (7,392)       2,298       (3,821)
  Inventories                                   1,014       (3,209)       1,420
  Accounts payable, accrued expenses
   and deferred expenses                         (625)       3,500       (1,144)
                                            ------------------------------------
Net cash provided by (used in)
 operating activities                             264       30,423      (11,066)

Cash flows from investing activities
Purchases of property, plant and
 equipment                                    (15,552)     (14,060)     (27,922)
Purchases of shell egg production and
 processing businesses                              -            -      (35,578)
Payments received on notes receivable
 and from investments                                        1,697        2,995
Increase in notes receivable and
 investments                                        -       (1,331)      (1,134)
Net proceeds from disposal of property,
 plant and equipment                                -          736        1,668
                                            ------------------------------------
Net cash used in investing activities         (14,375)     (12,958)     (59,971)

Cash flows from financing activities
Net borrowings (payments) on note
 payable to bank                                7,000       (7,500)       7,500
Long-term borrowings                            9,000        5,040       40,295
Principal payments on long-term debt           (8,978)      (6,436)      (4,563)
Purchases of common stock for treasury           (571)      (1,374)      (1,241)
Payments of dividends                            (591)        (607)        (611)
                                            ------------------------------------
Net cash provided by (used in)
 financing activities                           5,860      (10,877)      41,380
                                            ------------------------------------
Increase (decrease) in cash and cash
 equivalents                                   (8,251)       6,588      (29,657)
Cash and cash equivalents at beginning
 of year                                       13,129        6,541       36,198
                                            ------------------------------------
Cash and cash equivalents at end of year    $   4,878    $  13,129    $   6,541
                                            ====================================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)
                                  June 1, 2002


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

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 13.3%, 13.2%, and 10.5% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively. Another customer accounted for 19.2% of the Company's net sales in fiscal 2002.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001, to be accounted for by the purchase method. Additionally, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted SFAS No. 142, effective June 3, 2001. No impairment loss resulted from the transitional impairment test completed during the quarter ended December 1, 2001. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                     Fiscal year ended
                                            ------------------------------------
                                              June 1       June 2       June 3
                                               2002         2001         2000
                                            ------------------------------------

Reported net income (loss)                  $ (10,574)   $   6,824    $ (17,379)
Add back goodwill amortization, net of
 tax                                                -          156          156
                                            ------------------------------------
Pro forma adjusted net income (loss)        $ (10,574)   $   6,980    $ (17,223)
                                            ====================================

Basic net income (loss) per share:
  Reported net income (loss)                $     (90)   $      57    $   (1.41)
  Goodwill amortization, net of tax                 -          .01          .01
                                            ------------------------------------
Pro forma adjusted basic net income
 (loss) Per share                           $     (90)   $     .58    $   (1.40)
                                            ====================================

Diluted net income (loss) per share:
  Reported net income (loss)                $     (90)   $      56    $   (1.41)
  Goodwill amortization, net of tax                 -          .01          .01
                                            ------------------------------------
Pro forma adjusted diluted net income
 (loss) Per share                           $     (90)   $     .57    $   (1.40)
                                            ====================================

Derivatives

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). The provisions of SFAS No. 133 and related amendments require all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value through income. The Company had no derivatives as of June 1, 2002.

Revenue Recognition and Delivery Costs

Revenue is recognized when product is delivered to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $17,954, $19,036 and $17,823 in fiscal 2002, 2001 and 2000, respectively.

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

Impact of Recently Issued Accounting Standards

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." Management does not anticipate SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position upon its adoption the first quarter of fiscal 2003.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31, which was June 1, 2002 (52 weeks), June 2, 2001 (52 weeks) and June 3, 2000 (53 weeks), for the most recent three fiscal years.

2.   Acquisitions

In September 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Smith Farms, Inc. and certain related companies ("Smith Farms") for cash of $36,205. The assets purchased were Smith Farms' egg production and processing businesses in Texas and Arkansas, and included approximately 3.9 million laying hens and growing pullets. The purchase price was allocated to the assets acquired and consisted primarily of accounts receivable, inventories and property, plant and equipment. The acquisition was accounted for by the purchase method of accounting. The operating results of the business acquired are included in the consolidated statements of operations of the Company for the periods subsequent to the acquisition date.

3.   Investment in Affiliates

The Company owns 50% of Cumberland Milling JV, Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") and 41.5% of American Egg Products, Inc. at June 1, 2002. The Company owned 50% of BCM Egg Company ("BCM") a partnership, through May 2000, at which time the Company acquired the other 50% partnership interest. Investment in affiliates, recorded using the equity method of accounting, totaled $5,230 and $6,364 at June 1, 2002 and June 2, 2001, respectively. Equity in income (loss) of ($480), $415 and $130, from these entities have been included in the consolidated statements of operations for fiscal 2002, 2001 and 2000, respectively. The Company purchased $2,589 of eggs from BCM during the fiscal year ended June 3, 2000, which represented a significant percentage of BCM's sales.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $18 million at June 1, 2002. Delta Egg's long-term debt is secured by substantially all assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs.

4.   Inventories

Inventories consisted of the following:

                                                    June 1        June 2
                                                     2002          2001
                                                  -----------------------

     Flocks                                       $  30,836     $  31,920
     Eggs                                             2,257         3,149
     Feed and supplies                               10,073         9,459
     Livestock                                        2,942         2,594
                                                  -----------------------
                                                  $  46,108     $  47,122
                                                  =======================

5.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                    June 1        June 2
                                                     2002          2001
                                                  -----------------------

     Land and improvements                        $  32,846     $  32,133
     Buildings and improvements                      91,567        87,300
     Machinery and equipment                        128,675       122,949
     Construction-in-progress                         5,608         5,915
                                                  -----------------------
                                                    258,696       248,297
     Less accumulated depreciation                  116,478       103,649
                                                  -----------------------
                                                  $ 142,218     $ 144,648
                                                  =======================

Depreciation expense was $17,067, $17,014 and $15,349 in fiscal 2002, 2001 and 2000, respectively.

6.   Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at June 1, 2002 are as follows:

      2003                                               $   8,783
      2004                                                   8,367
      2005                                                   7,737
      2006                                                   7,300
      2007                                                   6,909
      Thereafter                                             4,254
                                                         ---------
      Total minimum lease payments                       $  43,350
                                                         =========

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $9,122, $9,622 and $7,044 in fiscal 2002, 2001 and 2000, respectively. Included in rent expense are vehicle rents totaling $2,444, $2,892 and $2,729 in fiscal 2002, 2001 and 2000, respectively.

7.   Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:
                                                         June 1        June 2
                                                          2002          2001
                                                       -----------------------

Note payable at 6.7%; due in monthly installments
 of $100, plus interest, maturing in 2009              $  14,400     $  15,600
Note payable at a variable rate of 4.75% at
 June 1, 2002; due in quarterly installments
 of $350, plus interest, maturing in 2007                 10,850        12,250
Note payable at 8.26%; due in monthly installments
 of $155 beginning in 2004, including interest,
 maturing in 2015                                         16,000        16,000
Series A Senior Secured Notes at 6.87%; due in
 annual principal installments of $1,917 beginning
 in December 2002 through 2009 with interest due
 semi-annually                                            11,500        11,500
Series B Senior Secured Notes at 7.18%; due in
 annual principal installments of $2,143 beginning
 in December 2003 through 2009 with interest due
 semi-annually                                            15,000        15,000
Industrial revenue bonds at 7.21%; due in monthly
   installments of $120, including interest,
   maturing in 2011                                       11,528        12,116
Note payable at 7.64%; due in monthly installments
 of $114, including interest, maturing in 2004             7,028         7,833
Note payable at 7.75%; due in monthly installments
 of $55, plus interest, maturing in 2004                   4,460         5,120
Note payable at 8.25%; due in monthly installments
 of $79, including interest, maturing in 2004              1,596         2,371
Note payable at 7.56%; due in monthly installments
 of $75 beginning in July 2001, plus interest,
 maturing in 2009                                         12,500        13,400
Note payable at 7%; due in quarterly installments
 of $107, plus interest, maturing in 2009                  5,143         5,572
Note payable at 7.1%; due in quarterly installments
 of $214, plus interest, maturing in 2008                  5,358             -
Note payable at 7.5%; due in monthly installments
 of $50, including interest, maturing in 2011              2,841             -
Other                                                        158         1,578
                                                       -----------------------
                                                         118,362       118,340
Less current maturities                                   10,364         7,184
                                                       -----------------------
                                                       $ 107,998     $ 111,156
                                                       =======================

The aggregate annual fiscal year maturities of long-term debt at June 1, 2002 are as follows:

      2003                                               $  10,364
      2004                                                  21,144
      2005                                                  10,785
      2006                                                  10,852
      2007                                                  14,760
      Thereafter                                            50,457
                                                         ---------
                                                         $ 118,362
                                                         =========

The Company has a $35,000 line of credit with three banks of which $7,000 was outstanding at June 1, 2002. The line of credit, which expires on December 31, 2003 is limited in availability based upon accounts receivable and inventories. The Company had $27,100 available to borrow under the line of credit at June 1, 2002. Borrowings under the line of credit bear interest at 3% above the federal funds rate. Facilities fees of 0.5% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current, debt-to-equity and interest coverage ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. At June 1, 2002 the Company was in violation of certain financial covenant requirements of a $16,000 long-term debt agreement. The Company obtained a waiver of such requirements through June 1, 2003.

Interest of $8,915, $8,966 and $8,770 was paid during fiscal 2002, 2001 and 2000, respectively. Interest of $316, $347 and $372 was capitalized for construction of certain facilities during fiscal 2002, 2001 and 2000, respectively.

8.    Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $100 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $4,790, $4,570 and $3,688 in fiscal 2002, 2001, and 2000, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k)plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. Beginning in January 2001, company contributions to the ESOP vest immediately. The Company's contributions to the plan were $1,183, $968 and $1,335 in fiscal 2002, 2001 and 2000, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled approximately $50 in fiscal 2002, 2001 and 2000. The Company incurred no compensation expense in 2002.

9.    Stock Option Plan

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001 and 2000: risk-free interest rate of 7%; dividend yield of 1%; volatility factor of the expected market price of the Company's common stock of .29, and a weighted-average expected life of the options of 5 years. No options were granted by the Company during fiscal 2002.

The weighted-average fair value of options granted during fiscal 2001 and 2000 was $1.05. No options were granted in fiscal 2002. The pro forma effect of the estimated fair value of the options granted in fiscal 2001 and 2000 was insignificant to the consolidated net income (loss) and net income (loss) per share of the Company.

A summary of the Company's stock option activity and related information is as follows:


                                                      Weighted-Average
                                          Shares       Exercise Price
                                        ----------    ----------------
      Outstanding at May 30, 1999          34,000          $ 4.06
        Granted                           500,000            3.00
        Terminated                        (10,000)           3.42
        Forfeited                         (10,000)           3.00
                                         --------
      Outstanding at June 3, 2000         514,000            3.06
        Granted                            15,000            4.19
        Exercised                         (26,000)           3.00
        Forfeited                         (10,000)           3.00
                                         --------
      Outstanding at June 2, 2001         493,000            3.10
         Exercised                         (4,000)           3.00
         Forfeited                         (8,000)           3.00
                                         --------
     Outstanding at June 1, 2002          481,000            3.10
                                         ========

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At June 1, 2002, 272,000 shares were available for grant under the 1993 plan.

The Company has reserved 500,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR"). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a TSAR, the related option is terminated and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. Compensation expense (benefit) of $(240), $380 and $95 applicable to the TSARs was recognized in fiscal 2002, 2001 and 2000, respectively.

The weighted average remaining contractual life of the options outstanding was 6 years at June 1, 2002, 8 years at June 2, 2001 and 9 years at June 3, 2000. Of the total options outstanding, 203,800, 110,000 and 14,400 were exercisable at June 1, 2002, June 2, 2001 and June 3, 2000, respectively.

10.   Income Taxes

Income tax expense (benefit) consisted of the following:

                                               Fiscal year ended
                                      ------------------------------------
                                        June 1       June 2       June 3
                                         2002         2001         2000
                                      ------------------------------------

      Current:
        Federal                        $(6,031)      $  485      $(4,599)
        State                                -            -         (323)
                                      ------------------------------------
                                        (6,031)         485       (4,922)

      Deferred:
        Federal                            395        3,053       (4,478)
        State                             (154)         353         (233)
                                      ------------------------------------
                                           241        3,406       (4,711)
                                      ------------------------------------
                                       $(5,790)      $3,891      $(9,633)
                                      ====================================

Significant components of the Company's deferred tax liabilities were as follows:

                                                June 1        June 2
                                                 2002          2001
                                              -----------------------

      Deferred tax liabilities:
        Property, plant and equipment          $12,151       $ 9,973
        Cash basis temporary differences         2,548         2,707
        Inventories                             12,145        12,689
        Other                                    1,842         1,423
                                              -----------------------
      Total deferred tax liabilities            28,686        26,792

      Deferred tax assets:
        Federal and state net
         operating loss carryforwards            5,994         5,606
        Other                                    3,177         1,912
                                              -----------------------
      Total deferred tax assets                  9,171         7,518
                                              -----------------------
      Net deferred tax liabilities             $19,515       $19,274
                                              =======================

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

                                               Fiscal year ended
                                      ------------------------------------
                                        June 1       June 2       June 3
                                         2002         2001         2000
                                      ------------------------------------
      Statutory federal income
       tax (benefit)                   $(5,564)      $3,643      $(9,184)
      State income taxes
       (benefit), net                     (102)         233         (367)
      Other, net (benefit)                (124)          15          (82)
                                      ------------------------------------
                                       $(5,790)      $3,891      $(9,633)
                                      ====================================

Federal and state income taxes of $100, $219 and $1,342 were paid in fiscal 2002, 2001 and 2000, respectively. Federal and state income taxes of $164, $4,409 and $271 were refunded in fiscal 2002, 2001 and 2000, respectively. The Company will utilize net operating losses of $21,855 to recover approximately $6,031 of federal income taxes paid in 1997. The Company had net operating loss carryforwards for federal income tax purposes of $15,500 at June 1, 2002, which expire in fiscal 2020 and 2022. The Company also has net operating loss carryforwards for state income tax purposes of $37,300 which expire at various dates in fiscal 2015 through 2022.

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


The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $4.7 million at June 1, 2002. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

In Fiscal 2002, the Company recognized $1,862 in a vendor settlement pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlement is reflected in the accompanying consolidated financial statements as a reduction of cost of sales in the period ending June 1, 2002. Approximately $1,600 of the settlement is included in other receivables as of June 1, 2002. The $1,600 was collected ,in full, in June 2002.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 1, 2002, June 2, 2001 and June 3, 2000
(in thousands)



                            Balance at    Charged to    Write-off    Balance at
                            Beginning      Cost and        of          End of
Description                 of Period      Expense      Accounts       Period
-------------------------------------------------------------------------------

Year ended June 1, 2002:
Allowance for doubtful
 accounts                      $590          $ (5)         $410         $175
                               ====          ====          ====         ====

Year ended June 2, 2001:
Allowance for doubtful
 accounts                      $305          $678          $393         $590
                               ====          ====          ====         ====

Year ended June 3, 2000:
Allowance for doubtful
 accounts                      $ 52          $430          $177         $305
                               ====          ====          ====         ====




                                       S-1

                              CAL-MAINE FOODS, INC.
                          Form 10-K for the fiscal year
                               Ended June 1, 2002
                                  EXHIBIT INDEX

     Exhibit
     Number                               Exhibit
     -------                              -------

      21                Subsidiaries of Cal-Maine Foods, Inc
      23                Consent of Independent Auditors
      99.1              Written Statement of The Chief Executive Officer
      99.2              Written Statement of The Chief Financial Officer