Form 10-Q
period 2002-08-31
CAL MAINE FOODS INC
filed 2002-10-09
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2002

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

         Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 4, 2002.

        Common Stock, $0.01 par value                         10,564,388 shares

        Class A Common Stock, $0.01 par value                  1,200,000 shares

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
Part I.   Financial Information                                           Number

     Item 1.   Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               August 31, 2002 and June 1, 2002                             3

               Condensed Consolidated Statements of Operations -
               Three Months Ended August 31, 2002 and
               September 1, 2001                                            4

               Condensed Consolidated Statements of Cash Flow -
               Three Months Ended August 31, 2002 and
               September 1, 2001                                            5

               Notes to Condensed Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7

     Item 3.   Quantitative and Qualitative Disclosures of Market Risk     11


Part II.  Other Information


     Item 6.   Exhibits and Reports on Form 8-K                            12


     Signatures                                                            13

     Certifications                                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                                      August 31, 2002   June 1, 2002
                                                                      ---------------   ------------
                                                                        (unaudited)       (note1)
ASSETS
Current assets:
      Cash and cash equivalents                                          $   3,306       $   4,878
      Trade and other receivables                                           17,516          17,380
      Recoverable federal income taxes                                       7,209           6,031
      Inventories                                                           46,716          46,108
      Prepaid expenses and other current assets                              2,485             911
                                                                         ---------       ---------
Total current assets                                                        77,232          75,308

Notes receivable and investments                                             7,032           7,116
Goodwill                                                                     3,147           3,147
Other assets                                                                 1,851           1,865

Property, plant and equipment                                              261,580         258,696
Less accumulated depreciation                                             (119,853)       (116,478)
                                                                         ---------       ---------
                                                                           141,727         142,218
                                                                         ---------       ---------
      TOTAL ASSETS                                                       $ 230,989       $ 229,654
                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Note payable to bank                                             $  14,500       $   7,000
      Accounts payable and accrued expenses                                 26,113          28,867
      Current maturities of long-term debt                                  10,364          10,364
      Deferred income taxes                                                 11,767          11,767
                                                                         ---------       ---------
Total current liabilities                                                   62,744          57,998


Long-term debt, less current maturities                                    106,007         107,998
Other non-current liabilities                                                1,450           1,450
Deferred income taxes                                                        8,186           7,748
                                                                         ---------       ---------
      Total liabilities                                                    178,387         175,194

Stockholders' equity:
   Common stock $0.01 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 17,565,200 at August 31, 2002
      and June 1, 2002                                                         176             176
   Class A common stock $0.01 part value, authorized, issued and
      outstanding 1,200,000 shares                                              12              12
    Paid-in capital                                                         18,784          18,784
    Retained earnings                                                       46,729          48,587
   Common stock in treasury-6,863,512 shares at August 31, 2002
      and June 1, 2002                                                     (13,099)        (13,099)
                                                                         ---------       ---------
   Total stockholders' equity                                               52,602          54,460
                                                                         ---------       ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 230,989       $ 229,654
                                                                         =========       =========

           See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                     13 Weeks Ended
                                            August 31, 2002    September 1, 2001
                                            ---------------    -----------------
Net sales                                       $ 82,218             $ 72,428
Cost of sales                                     72,147               69,731
                                                --------             --------
  Gross profit                                    10,071                2,697
Selling, delivery and administrative              10,557               10,014
                                                --------             --------
  Operating loss                                    (486)              (7,317)
Other income (expense):
   Interest expense, net                          (2,219)              (2,066)
   Other                                              53                 (118)
                                                --------             --------
                                                  (2,166)              (2,184)
                                                --------             --------

   Loss before income taxes                       (2,652)              (9,501)
Income tax benefit                                  (940)              (3,401)
                                                --------             --------
   Net loss                                     $ (1,712)            $ (6,100)
                                                ========             ========
Net loss per common share:
   Basic                                        $   (.15)            $   (.52)
                                                ========             ========
   Diluted                                      $   (.15)            $   (.52)
                                                ========             ========
Dividends per common share                      $  .0125             $  .0125
                                                ========             ========
Weighted average shares outstanding:
   Basic                                          11,764               11,772
                                                ========             ========
   Diluted                                        11,764               11,772
                                                ========             ========


See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 13 Weeks Ended
                                                                       August 31, 2002      September 1, 2001
                                                                      ------------------    -----------------
Cash used in operations                                                   $ (3,314)            $ (7,546)

Investing activities:
   Purchases of property, plant and equipment                               (1,248)              (2,717)
   Construction of production and processing facilities                     (2,554)              (3,271)
   Payments received on notes receivable and from investments                   31                   19
   Increase in notes receivable and investments                               (110)                --
   Net proceeds from disposal of property, plant and equipment                 261                   67
                                                                          --------             --------
Net cash used in investing activities                                       (3,620)              (5,902)

Financing activities:
   Net borrowings on note payable to bank                                    7,500                2,000
   Long-term borrowings                                                       --                  7,200
   Principal payments on long-term debt                                     (1,991)              (1,687)
   Purchases of common stock for treasury                                     --                   (540)
   Payments of dividends                                                      (147)                (151)
                                                                          --------             --------
Net cash provided by financing activities                                    5,362                6,822
                                                                          --------             --------
Net change in cash and cash equivalents                                     (1,572)              (6,626)

Cash and cash equivalents at beginning of period                             4,878               13,129
                                                                          --------             --------
Cash and cash equivalents at end of period                                $  3,306             $  6,503
                                                                          ========             ========



See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                 August 31, 2002
                                   (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

         The balance sheet at June 1, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended June 1, 2002.

2.       Inventories

         Inventories consisted of the following:

                                       August 31, 2002       June 1, 2002
                                      ----------------- ------------------

      Flocks                                   $31,084           $ 30,836
      Eggs                                       2,714              2,257
      Feed and supplies                         10,010             10,073
      Livestock                                  2,908              2,942
                                      ----------------- ------------------
                                               $46,716           $ 46,108
                                      ================= ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Cal-Maine Foods, Inc. (the" Company") is primarily engaged in the production, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

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

         The Company's cost of production is materially affected by feed costs, which average about 56% of the Company's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

         According to U.S. Department of Agriculture reports during the past nine calendar months, the chick hatch has been lower than the same period last calendar year, resulting in lower projected hen numbers for the upcoming year. This could result in decreased egg production and upward pressure on egg prices. Egg demand is very good for domestic use, with export demand down slightly. Although industry projections concerning the fall 2002 grain crop are uncertain at this date, current grain commodities futures trading levels indicate that the cost of feed ingredients may be at higher price levels for the fiscal year ahead.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

                                              Percentage of Net Sales
                                                  13 Weeks Ended
                                       August 31, 2002       September 1, 2001
                                       ----------------      ------------------

  Net sales                                     100.0  %                100.0  %
  Cost of sales                                  87.8                    96.3
                                       ----------------      ------------------
  Gross profit                                   12.2                     3.7
  Selling, delivery & administrative             12.8                    13.8
                                       ----------------      ------------------
  Operating loss                                 (0.6)                  (10.1)
  Other expense                                  (2.6)                   (3.0)
                                       ----------------      ------------------
  Loss before taxes                              (3.2)                  (13.1)
  Income tax benefit                             (1.1)                   (4.7)
                                       ----------------      ------------------
  Net loss                                       (2.1)  %                (8.4) %
                                       ================      ==================

         NET SALES

         Net sales for the first quarter of fiscal 2003 were $82.2 million, an increase of $9.8 million, or 13.5%, as compared to net sales of $72.4 million for the first quarter of fiscal 2002. Total eggs sold and egg selling prices increased in the current quarter as compared to a year ago. Dozens sold for the current quarter were 136.0 million dozen, an increase of 2.0 million dozen, or 1.5%, as compared to the first quarter of last year. The Company's net average selling price per dozen for the fiscal 2003 first quarter was $.573, compared to $.507 for the first quarter of last year, an increase of 13.0%. The Company's net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Domestic demand for eggs was good and a nearer to balance supply of eggs strengthened egg selling prices. Usually, the first quarter of the Company's fiscal year is a weak quarter as to egg price and volume of sales.

         COST OF SALES

         Total cost of sales for the first quarter ended August 31, 2002 was $72.1 million, an increase of $2.4 million, or 3.4%, as compared to the cost of sales of $69.7 million for last year's first quarter. The increase is due to an increase in dozens sold and an increase in cost of feed. Feed cost per dozen for the current first quarter was $.205, compared to $.194 per dozen for the comparable fiscal 2002 first quarter, an increase of 5.7%. Other operating costs remained in the same ranges for both the current and last year first fiscal quarters. The increase in egg selling prices offset the increase in cost of sales and resulted in a net increase in gross profit from 3.7% for the quarter ended September 1, 2001 to 12.2% of net sales for the current quarter ended August 31, 2002.

         SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

         Selling, delivery and administrative expense for the first quarter ended August 31,2002 was $10.6 million, an increase of $600,000, or 6.0%, as compared to the expense of $10.0 million for the comparable period last year. Most of the increase is due to general cost increases in selling and adminis-trative expenses. On a cost per dozen sold basis, selling, delivery and adminis-trative expense increased from $.075 per dozen for the first quarter of fiscal 2002 to $.078 per dozen for the current quarter, an increase of 4.0%. Due to an increase in net sales, selling, delivery and administrative expense decreased from 13.8% for fiscal 2002 to 12.8% of net sales for the current fiscal year.

         OPERATING LOSS

         As a result of the above, an operating loss of $486,000 was incurred for the first quarter ended August 31,2002, as compared to an operating loss of $7.3 million for last fiscal year's first quarter. As a percent of net sales, the current fiscal 2003 quarter had a 0.6% operating loss, compared to an operating loss of 10.1% for last year.

         OTHER EXPENSE

         Other expenses for both the first quarters ended August 31, 2002 and September 1, 2001 were $2.2 million. Other income increased $171,000 for the current fiscal quarter and net interest expense increased $153,000. As a percent of net sales, other expense decreased from 3.0% for last years first quarter to 2.6% for the current first quarter.

         INCOME TAXES

         As a result of the above, the Company had a pre-tax loss of $2.7 million for the quarter ended August 31, 2002, compared to pre-tax loss of $9.5 million for the quarter ended September 1, 2001. For the current first quarter, an income tax benefit of $940,000 was recorded with an effective tax rate of 35.4%, as compared to an income tax benefit of $3.4 million with an effective tax rate of 35.8% for last year's first quarter.

         NET LOSS

         As a result of the above, the net loss for the first quarter ended August 31, 2002 was $1.7 million, or $.15 per basic and diluted share, compared to net loss of $6.1 million, or $.52 per basic and diluted share for the quarter ended September 1, 2001. As a percent of net sales, net loss decreased from 8.4% for the quarter ended September 1, 2001 to 2.1% for the quarter ended August 31, 2002.

         CAPITAL RESOURCES AND LIQUIDITY

         The Company's working capital at August 31, 2002 was $14.5 million compared to $17.3 million at June 1, 2002. The Company's current ratio was 1.23 at August 31, 2002 as compared with 1.30 at June 1, 2002. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $14.5 million was outstanding at August 31, 2002. The Company's long-term debt at August 31, 2002, including current maturities, amounted to $116.4 million, as compared to $118.4 million at June 1, 2002.

         For the thirteen weeks ended September 1, 2001, $3.3 million in net cash was used in operating activities. This compares to net cash used of $7.5 million for the comparable period last year. In the current fiscal quarter, $1.2 million was used for purchases of property, plant and equipment and $2.6 million used for construction projects. Approximately $147,000 used for payments of dividends on the common stock. Additional net borrowings of $7.5 million was received on the note payable to bank and $2.0 million was used for repayments on long-term debt. The net result of these current activities was a decrease in cash of $1.6 million since June 1, 2002.

         Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 1, 2002, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2003. As of August 31, 2002, the Company was not in compliance with a certain financial covenant requirement of a $16.0 million long-term debt agreement. The Company obtained a waiver amendment of such requirement. The Company is in compliance with the provisions on all loan agreements as waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

         In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2004. The total cost of the facility is approximately $18.0 million, of which $12.0 million was incurred through August 31, 2002. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $14.0 million fiscal 2003, which will be funded by cash flows from operations and additional long-term borrowings.

         As part of the Smith Farms purchase in September 1999, the Company completed, during fiscal 2002, construction of egg production and processing facilities in Searcy, Arkansas and Flatonia, Texas. A leasing company funded $36.0 million for the projects. These facilities are leased with seven-year terms and accounted for as operating leases.

           Impact of Recently Issued Accounting Standards.
         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 effective June 2, 2002. The adoption did not have an effect on the Company's consolidated results of operations or financial position.

         Forward Looking Statements. The foregoing statements contain forward-looking statements, which involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.


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

Management suggests that the Company's Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended June 1, 2002, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company's consolidated financial statements are described below.

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

Goodwill. Goodwill primarily relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. Goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value.

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

Disclosure and Internal Controls. The Chief Executive Officer and Chief Financial Officer of the Company believe the Company's disclosure controls and procedures are effective. On October 3, 2002, the Chief Executive Officer and Chief Financial Officer met with the Audit Committee of the Company's Board of Directors and outside auditors to evaluate the Company's disclosure controls and procedures, and internal control systems. Based upon these meetings, the Company's Chief Executive Officer and Chief Financial Officer found no significant changes in internal controls or in other factors that could significantly affect internal controls.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         There have been no material changes in the market risk reported in the Company's fiscal 2002 annual report on Form 10-K.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits
              99.1    Written Statement of The Chief Executive Officer
              99.2    Written Statement of The Chief Financial Officer

         b.   Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Company covering an event during the first quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAL-MAINE FOODS, INC.
                                   (Registrant)


Date:  October 9, 2002             /s/    Bobby  J. Raines
                                   -------------------------------------
                                                Bobby J. Raines
                                                Vice President/Treasurer
                                                (Principal Financial Officer)


Date:  October 9, 2002             /s/    Charles F. Collins
                                   -------------------------------------
                                                 Charles F. Collins
                                                 Vice President/Controller
                                                 (Principal Accounting Officer)

                                  CERTIFICATION


I, Fred R. Adams, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cal-Maine Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Fred R. Adams, Jr.
-----------------------------------------------------
Fred R. Adams, Jr.
Chairman of the Board and Chief Executive Officer

Date :     October 9, 2002

                                  CERTIFICATION

I, Bobby J. Raines, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cal-Maine Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Bobby J. Raines
-----------------------------------------------------
 Bobby J. Raines
Vice President, Chief Financial Officer, Treasurer and Secretary

Date:  October  9, 2002