Form 10-Q
period 2002-11-30
CAL MAINE FOODS INC
filed 2003-01-13
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002

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

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of December 30, 2002.

       Common Stock, $0.01 par value               10,564,388 shares

       Class A Common Stock, $0.01 par value       1,200,000 shares

                              CAL-MAINE FOODS, INC.

                                      INDEX

                                                                           Page
Part I.   Financial Information                                           Number
                                                                          ------

   Item 1.   Condensed Consolidated Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
             November 30, 2002 and June 1, 2002                                3

             Condensed Consolidated Statements of Operations -
             Three Months and Six Months Ended
             November 30, 2002 and December 1, 2001                            4

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended November 30, 2002 and
             December 1, 2001                                                  5

             Notes to Condensed Consolidated Financial Statements              6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     7

   Item 3.   Quantitative and Qualitative Disclosures of Market Risk          12

   Item 4.   Controls and Procedures                                          12



Part II.  Other Information

   Item 1.   Legal Proceedings                                                13


   Item 6.   Exhibits and Reports on Form 8-K                                 13


   Signatures                                                                 14


   Certifications                                                             15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     November 30, 2002                   June 1, 2002
                                                                     -----------------                   ------------
                                                                        (unaudited)                       (note1)
ASSETS
Current assets:
      Cash and cash equivalents                                           $   4,339                       $   4,878
      Trade and other receivables                                            29,745                          17,380
      Recoverable federal income taxes                                        7,209                           6,031
      Inventories                                                            50,728                          46,108
      Prepaid expenses and other current assets                               1,588                             911
                                                                     ----------------------------------------------------
Total current assets                                                         93,609                          75,308

Notes receivable and investments                                              7,307                           7,116
Goodwill                                                                      3,147                           3,147
Other assets                                                                  1,813                           1,865

Property, plant and equipment                                               263,304                         258,696
Less accumulated depreciation                                              (122,115)                       (116,478)
                                                                     ----------------------------------------------------
                                                                            141,189                         142,218
                                                                     ----------------------------------------------------
      TOTAL ASSETS                                                        $ 247,065                       $ 229,654
                                                                     ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable to banks                                           $  21,000                       $   7,000
      Accounts payable and accrued expenses                                  35,081                          28,867
      Current maturities of long-term debt                                   10,364                          10,364
      Deferred income taxes                                                  11,767                          11,767
                                                                     ----------------------------------------------------
Total current liabilities                                                    78,212                          57,998

Long-term debt, less current maturities                                     103,883                         107,998
Other non-current liabilities                                                 1,450                           1,450
Deferred income taxes                                                         9,056                           7,748
                                                                     ----------------------------------------------------
      Total liabilities                                                     192,601                         175,194

Stockholders' equity:
   Common stock $0.01 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 17,565,200 at November 30, 2002
      and June 1, 2002                                                          176                             176
   Class A common stock $0.01 part value, authorized, issued and
      outstanding 1,200,000 shares                                               12                              12
    Paid-in capital                                                          18,784                          18,784
    Retained earnings                                                        48,591                          48,587
   Common stock in treasury-6,863,512 shares at November 30,2002
      and June 1, 2002                                                      (13,099)                        (13,099)
                                                                     ----------------------------------------------------
   Total stockholders' equity                                                54,464                          54,460
                                                                     ----------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 247,065                       $ 229,654
                                                                     ====================================================

 See notes to condensed consolidated financial statements.

                                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share amounts)
                                                   (unaudited)

                                                        13 Weeks Ended                             26 Weeks Ended
                                           November 30, 2002     December 1, 2001       November 30, 2002      December 1, 2001
                                         ---------------------------------------------------------------------------------------
Net sales                                     $ 94,984              $ 83,759              $177,202               $ 156,187
Cost of sales                                   79,629                74,365               151,776                 144,096
                                         ---------------------------------------------------------------------------------------
     Gross profit                               15,355                 9,394                25,426                  12,091
Selling, general and
     administrative                             10,275                10,455                20,832                  20,469
                                         ---------------------------------------------------------------------------------------
Operating income (loss)                          5,080                (1,061)                4,594                  (8,378)
Other income (expense):
     Interest expense, net                      (2,122)               (2,255)               (4,341)                 (4,321)
     Other                                         158                   125                   211                       7
                                         ---------------------------------------------------------------------------------------
                                                (1,964)               (2,130)               (4,130)                 (4,314)
                                         ---------------------------------------------------------------------------------------
Income (loss) before income
     taxes                                       3,116                (3,191)                  464                 (12,692)
Income tax expense (benefit)                     1,107                (1,132)                  167                  (4,533)
                                         ---------------------------------------------------------------------------------------
    NET INCOME (LOSS)                         $  2,009              $ (2,059)             $    297               $  (8,159)
                                         =======================================================================================
Net  income (loss) per common share:
     Basic                                    $    .17              $   (.18)             $    .03               $    (.69)
                                         =======================================================================================
     Diluted                                  $    .17              $   (.18)             $    .03               $    (.69)
                                         =======================================================================================
Weighted average shares
     outstanding:
     Basic                                      11,764                11,765                11,764                  11,821
                                         =======================================================================================
     Diluted                                    11,813                11,765                11,836                  11,821
                                         =======================================================================================


See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   26 Weeks Ended
                                                                       November 30, 2002      December 1, 2001
                                                                    ---------------------------------------------
Cash flows used in operating activities                                  $ (3,053)               $ (9,057)

Cash flows from investing activities:
     Purchases of property, plant and equipment                            (2,451)                 (4,633)
     Construction of production facilities                                 (5,014)                 (4,579)
     Payments received on notes receivable and from investments                48                      94
     Increase in note receivable, investments and other assets               (110)                    0
     Net proceeds from sale of property, plant and equipment                  449                     373
                                                                    ---------------------------------------------
Net cash used in investing activities                                      (7,078)                  8,745)

Cash flows from financing activities:
     Net borrowings on notes payable to banks                              14,000                   7,500
     Long-term borrowings                                                     0                     8,600
     Principal payments on long-term debt and capital leases               (4,115)                 (3,642)
     Purchases of common stock for treasury                                   0                      (571)
     Payment of dividends                                                    (293)                   (297)
                                                                    ---------------------------------------------
Net cash provided by financing activities                                   9,592                  11,590

                                                                    ---------------------------------------------
Decrease in cash and cash equivalents                                        (539)                 (6,212)

Cash and cash equivalents at beginning of period                            4,878                  13,129
                                                                    ---------------------------------------------
Cash and cash equivalents at end of period                               $  4,339                 $ 6,917
                                                                    =============================================

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                November 30, 2002
                                   (unaudited)

1.   Presentation of Interim Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

     The balance sheet at June 1, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 1, 2002.

2.   Inventories

     Inventories consisted of the following:
                                          November 30, 2002        June 1, 2002
                                        ----------------------------------------

          Flocks                                   $ 31,976            $ 30,836
          Eggs                                        3,862               2,257
          Feed and supplies                          12,048              10,073
          Livestock                                   2,842               2,942
                                        ----------------------------------------
                                                   $ 50,728            $ 46,108
                                        ========================================


3.   Other Matters

     During the second quarter of fiscal 2003, the Company recognized $2,947 in vendor settlements pertaining to overcharges for vitamins and methionine purchased by the Company over a number of years. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the period ended November 30, 2002. Other receivables at November 30, 2002 include $2,400 of the settlements, which is expected to be collected in fiscal 2003.

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

     According to U.S. Department of Agriculture reports, during the past twelve calendar months in 2002, the chick hatch has been lower than in the same twelve-month period in 2001, resulting in lower projected hen numbers for 2003. This could result in decreased egg production and upward pressure on egg prices. Egg demand is very good for domestic use, with export demand down slightly. Although the fall 2002 grain crop was adequate, current grain commodities futures trading levels indicate that the cost of feed ingredients may be at higher price levels during 2003.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

                                                                   Percentage of Net Sales
                                                      13 Weeks Ended                     26 Weeks Ended
                                              Nov. 30, 2002     Dec. 1, 2001     Nov. 30, 2002     Dec. 1, 2001
                                        ----------------------------------------------------------------------------
Net sales                                         100.0%          100.0%            100.0%            100.0%
Cost of sales                                      83.8            88.8              85.7              92.3
                                        ----------------------------------------------------------------------------
Gross profit                                       16.2            11.2              14.3               7.7
Selling, general & administrative
                                                   10.8            12.5              11.7              13.1
                                        ----------------------------------------------------------------------------
Operating income (loss)                             5.4            (1.3)              2.6              (5.4)
Other expense                                      (2.1)           (2.5)             (2.3)             (2.7)
                                        ----------------------------------------------------------------------------
Income (loss) before taxes                          3.3            (3.8)               .3              (8.1)
Income tax expense (benefit)                        1.2            (1.3)               .1              (2.9)
                                        ----------------------------------------------------------------------------
Net income (loss)                                   2.1%           (2.5)%              .2%             (5.2)%
                                        ============================================================================

NET SALES

     Net sales for the second quarter of fiscal 2003 were $95.0 million, an increase of $11.2 million, or 13.4% as compared to net sales of $83.8 million for the second quarter of fiscal 2002. Total dozens of eggs sold increased in the current quarter and egg selling prices increased as compared with prices last year. Dozens sold for the current quarter were 144.9 million dozen, an increase of 2.2 million dozen, or 1.5% as compared to the second quarter of last year. Domestic demand for eggs is good, and an export order during the current quarter helped tighten overall egg supply. This resulted in higher egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2003 second quarter was $.622, compared to $.557 for the second quarter of last year, an increase of 11.7%.

     Net sales for the twenty-six weeks ended November 30, 2002 were $177.2 million, an increase of $21.0 million, or 13.4%. As in the current quarter, total dozens sold increased and net egg selling prices increased. Dozens sold for the current twenty-six week period were 280.9 million as compared to 276.7 million for last fiscal year, an increase of 1.5%. As discussed above, favorable egg market conditions resulted in increased egg selling prices. For the current twenty-six week period, the Company's net average selling price per dozen was $.598, compared to $.532 per dozen last year, an increase of $.066 per dozen, or 12.4%.

COST OF SALES

     Total cost of sales for the second quarter ended November 30, 2002 was $79.6 million, an increase of $5.2 million, or 7.0%, as compared to the cost of sales of $74.4 million for last year's second quarter. The increase is due to increases in dozens sold, higher costs of eggs purchased from outside producers and an increase in the cost of feed ingredients, offset by the Company's share of a feed ingredient lawsuit. Dozens of eggs sold increased 2.2 million for the current quarter. The cost of eggs purchased from outside producers increased due to higher egg market selling prices. Feed cost for the second quarter ended November 30, 2002 was $.220 per dozen, an increase of 11.0%, as compared to last fiscal year's cost per dozen of $.198. During the current quarter, the Company recognized $2.9 million as a reduction in cost of sales for its share in the settlement of certain class action feed ingredient lawsuits. The claim is for alleged overcharges by certain vitamin and methionine suppliers. Settlement discussions are ongoing with other vitamin and methionine suppliers and management believes that additional settlements are likely during the remainder of fiscal 2003 or during fiscal 2004. The increase in egg selling prices and dozens sold, offset by the increases in cost of sales, resulted in a net increase in gross profit from 11.2% of net sales for the quarter ended December 1, 2001 to 16.2% of net sales for the current quarter ended November 30, 2002.

     For the twenty-six week period ended November 30, 2002, total cost of sales was $151.8 million, an increase of $7.7 million, or 5.3%, as compared to the cost of sales of $144.1 million for last year. As in the quarter, the increase in cost of sales is the result of more dozens sold, higher cost of eggs purchased from outside producers and an increase in the cost of feed ingredients offset by the Company's share of the class action lawsuit settlement. Eggs sold increased 4.2 million dozen in the current year. Feed cost for the current twenty-six weeks was $.208 per dozen, compared to $.196 per dozen for last year, an increase of 6.1%. As in the quarter, the increase in egg selling prices, offset by the increases in cost of sales, resulted in a net increase in gross profit from 7.7% of net sales for last year to 14.3% for the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense for the second quarter ended November 30, 2002 was $10.3 million, a decrease of $180,000, as compared to $10.5 million for last fiscal year's second quarter. On a cost per dozen sold basis, selling, general and administrative expense remained about the same, $.071 per dozen for the current quarter as compared to $.073 for last year. As a percent of net sales, selling, general and administrative expense decreased from 12.5% for fiscal 2002 second quarter to 10.8% for the current quarter.

     For the twenty-six weeks ended November 30, 2002, selling, general and administrative expense was $20.8 million, an increase of $363,000, as compared to $20.5 million for the same period last fiscal year. On a cost per dozen sold basis, selling, general and administrative expense was $.074 for the current twenty-six weeks and for last year. As a percent of net sales, selling, general and administrative expense has decreased from 13.1% for fiscal 2002 to 11.7% for the current fiscal year.

OPERATING INCOME (LOSS)

     As the result of the above, operating income was $5.1 million for the second quarter ended November 30, 2002, as compared to an operating loss of $1.1 million for last year's fiscal second quarter. As a percent of net sales, the current fiscal 2003 quarter had a 5.4% operating income, compared to a 1.3% operating loss for last year.

     For the twenty-six weeks ended November 30, 2002, operating income was $4.6 million, compared to an operating loss of $8.4 million for last fiscal year. As a percent of net sales, the current fiscal period had a 2.6% operating income, compared to a 5.4% operating loss for the same period last year.

OTHER EXPENSE

     Other expense for the second quarter ended November 30, 2002 was $2.0 million, a decrease of $166,000, as compared to $2.1 million for last year's second quarter. This net decrease for the current quarter was the result of a decrease of $133,000 in net interest expense and a $33,000 increase in other income. As a percent of net sales, other expense was 2.1% for the current fiscal second quarter, compared to 2.5% last year.

     For the twenty-six weeks ended November 30, 2002, other expense was $4.1 million, a decrease of $184,000 as compared to an expense of $4.3 million for last year. For the current period, net interest expense increased $20,000 and other income increased $203,000. The increase in other income resulted from increased equity in income of affiliates. As a percent of net sales, other expense was 2.3% for the current period, as compared to 2.7% for the same period last year.



INCOME TAXES

     As a result of the above, the Company's pre-tax income was $3.1 million for the quarter ended November 30, 2002, compared to a pre-tax loss of $3.2 million for last year's quarter. For the current quarter, income tax expense of $1.1 million was recorded with an effective tax rate of 35.5%, as compared to an income tax benefit of $1.1 million with an effective rate of 35.5% for last year's comparable quarter.

     For the twenty-six week period ended November 30, 2002, the Company's pre-tax income was $464,000, compared to pre-tax loss of $12.7 million for last year. For the current twenty-six week period, income tax expense of $167,000 was recorded with an effective tax rate of 36.0%, as compared to an income tax benefit of $4.5 million, with an effective rate of 35.7% for last year's comparable period.


NET INCOME (LOSS)

     Net income for the second quarter ended November 30, 2002 was $2.0 million, or $.17 per basic and diluted share, compared to net loss of $2.1 million, or $.18 per basic share for last fiscal year's second quarter.

     For the twenty-six week period ended November 30, 2002, net income was $297,000, or $.03 per basic and diluted share, compared to last fiscal year's net loss of $8.2 million, or $.69 per basic share.









CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at November 30, 2002 was $15.4 million compared to $17.3 million at June 1, 2002. The Company's current ratio was 1.20 at November 30, 2002 as compared with 1.30 at June 1, 2002. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks of which $21.0 million was outstanding at November 30, 2002. The Company's long-term debt at November 30, 2002, including current maturities, amounted to $114.2 million, as compared to $118.4 million at June 1, 2002.

     For the twenty-six weeks ended November 30, 2002, $3.1 million in net cash was used in operating activities. This compares to $9.1 million that was used in operating activities for the comparable period last fiscal year. In the current twenty-six week period, $2.5 million was used for purchases of property, plant and equipment, $449,000 net proceeds were received from sales of property, plant and equipment, and $5.0 million used for construction projects. Payments of $293,000 were made for dividends on the common stock. Additional cash of $14.0 million was received from net borrowings on the notes payable to banks and repayments of $4.1 million were made on long-term debt. The net result was a decrease in cash of approximately $539,000.

     For the comparable period last year, $4.6 million was used for purchases of property, plant and equipment, $373,000 net proceeds were received from sales of property, plant and equipment, and $4.6 million used for construction projects. Net cash of $94,000 was received in payments on notes receivable. Approximately $571,000 was used for purchase of common stock for the treasury and $297,000 was used for payments of dividends on the common stock. Additional cash of $7.5 million was received on the notes payable to banks and additional long-term borrowings of $8.6 million were received. Repayments of $3.6 million were made on long-term debt. The net result was a decrease in cash of approximately $6.2 million.

     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 1, 2002, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2003. As of November 30, 2002, the Company is in compliance with the provisions of all loan agreements as waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.


     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2004. The total cost of the facility is approximately $18.0 million, of which $9.9 million was incurred through November 30, 2002. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $14.0 million in fiscal 2003, which will be funded by cash flows from operations and additional long-term borrowings.









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

ITEM 4.  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of a date within 90 days prior to the filing of this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 26, 2002, Cal-Maine Farms, Inc.("Cal-Maine Farms"), a Delaware corporation and a wholly owned subsidiary of the Company, was served with process in a civil complaint filed in the First Judicial District of Hinds County, Mississippi, on behalf of four plaintiffs, Hunter McWhorter, a minor, his two parents, and Michael Green, an adult. In addition to Cal-Maine Farms, Fred Adams, Dolph Baker, Charlie Collins, R. K. Looper and B.J. Raines, officers of the Company, are also named as defendants. Six other named defendants include Cargill, Incorporated, George's Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business.

     The suit alleges the plaintiffs have suffered medical problems resulting from living near land upon which "litter" from the defendant's flocks of hens was spread as fertilizer. The suit specifically addresses conditions alleged to exist in Washington County, Arkansas, where there is a relatively high concentration of broiler farms. Cal-Maine Farms is not engaged in any broiler production and, compared to the broiler producers, only has a very small portion of the hens located in Washington County, Arkansas.

     The suit alleges actual damages in the amount of $55,000,000 and requests punitive damages in the amount of $100,000,000. On December 31, 2002, an Amended Complaint was filed, bringing the total number of plaintiffs to 93, of which 67 are alleged to be ill and 3 are deceased. The damages sought were not amended.

     No answer has yet been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits
          99.1 Written Statement of The Chief Executive Officer
          99.2 Written Statement of The Chief Financial Officer



     b.   Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company covering an event during the second quarter of fiscal 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAL-MAINE FOODS, INC.
                                   (Registrant)


Date:  January 13, 2003            /s/ Bobby  J. Raines
                                   ---------------------------------------------
                                   Bobby J. Raines
                                   Vice President/Treasurer
                                   (Principal Financial Officer)



Date:  January 13, 2003            /s/ Charles F. Collins
                                   ---------------------------------------------
                                   Charles F. Collins
                                   Vice President/Controller
                                   (Principal Accounting Officer)

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





/s/  Fred R. Adams, Jr.
----------------------------------------------
Fred R. Adams, Jr.
Chairman of the Board and Chief Executive Officer

Date :     January 13, 2003

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





/s/  Bobby J. Raines
----------------------------------------------
Bobby J. Raines
Vice President, Chief Financial Officer, Treasurer and Secretary

Date:  January 13, 2003