Form 10-Q
period 2003-03-01
CAL MAINE FOODS INC
filed 2003-04-10
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 1, 2003

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

Commission file number:  000-04892

                              CAL-MAINE FOODS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                         f 64-0500378
  (State or other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

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

                              Yes   X       No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

                              Yes _____     No   X

     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of March 31, 2003.

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
          Item 1.  Condensed Consolidated Financial Statements
                   (unaudited)


                   Condensed Consolidated Balance Sheets -
                   March 1, 2003 and June 1, 2002                            3

                   Condensed Consolidated Statements of Operations -
                   Three Months and Nine Months Ended
                   March 1, 2003 and March 2, 2002                           4

                   Condensed Consolidated Statements of Cash Flow -
                   Nine Months Ended   March 1, 2003 and
                   March 2, 2002                                             5

                   Notes to Condensed Consolidated Financial
                   Statements                                                6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             7

          Item 3.  Quantitative and Qualitative Disclosures of
                   Market Risk                                              12

          Item 4.  Controls and Procedures                                  12

Part II.  Other Information

          Item 1.  Legal Proceedings                                        13

          Item 6.  Exhibits and Reports on Form 8-K                         13


          Signatures                                                        14

          Certifications                                                    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                   March 1,2003    June 1, 2002
                                                   (unaudited)      (note (1))
ASSETS                                             ----------------------------
Current assets:
   Cash and cash equivalents                        $   3,126        $   4,878
   Trade and other receivables                         21,930           17,380
   Recoverable federal income taxes                     6,031            6,031
   Inventories                                         51,245           46,108
   Prepaid expenses and other current assets            1,428              911
                                                   ----------------------------
Total current assets                                   83,760           75,308

Notes receivable and investments                        7,404            7,116
Goodwill                                                3,147            3,147
Other assets                                            1,772            1,865

Property, plant and equipment                         265,474          258,696
Less accumulated depreciation                        (125,817)        (116,478)
                                                   ----------------------------
                                                      139,657          142,218
                                                   ----------------------------
      TOTAL ASSETS                                  $ 235,740        $ 229,654
                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Notes payable to banks                      $   8,500        $   7,000
      Accounts payable and accrued expenses            28,033           28,867
      Current maturities of long-term debt             12,507           10,364
      Deferred income taxes                            11,767           11,767
                                                   ----------------------------
Total current liabilities                              60,807           57,998

Long-term debt, less current maturities                97,804          107,998
Other non-current liabilities                           1,480            1,450
Deferred income taxes                                  13,727            7,748
                                                   ----------------------------
      Total liabilities                               173,818          175,194

Stockholders' equity:
   Common stock $0.01 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 17,565,200
       at March 1, 2003 and June 1, 2002                  176              176
      Class A common stock $0.01 par value,
       authorized, issued and outstanding
       1,200,000 shares                                    12               12
    Paid-in capital                                    18,784           18,784
    Retained earnings                                  56,049           48,587

Common stock in treasury-6,863,512 shares at
 March 1,2003 and June 1, 2002                        (13,099)         (13,099)
                                                   ----------------------------
   Total stockholders' equity                          61,922           54,460
                                                   ----------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 235,740        $ 229,654
                                                   ============================

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                    13 Weeks Ended           39 Weeks Ended
                                ------------------------------------------------
                                 March 1,     March 2,    March 1,     March 2,
                                   2003         2002        2003         2002
                                ------------------------------------------------

Net sales                       $ 106,822    $ 86,927    $ 284,024    $ 243,114
Cost of sales                      82,014      74,908      233,790      219,004
                                ------------------------------------------------
    Gross profit                   24,808      12,019       50,234       24,110

Selling, general and
 administrative                    11,629      10,543       32,461       31,012
                                ------------------------------------------------
Operating income (loss)            13,179       1,476       17,773       (6,902)
Other income (expense):
    Interest expense, net          (1,762)     (2,046)      (6,104)      (6,368)
    Other                             522        (291)         734         (283)
                                ------------------------------------------------
                                   (1,240)     (2,337)      (5,370)      (6,651)
                                ------------------------------------------------
Income (loss) before
 income taxes                      11,939        (861)      12,403      (13,553)
Income tax expense (benefit)        4,334        (310)       4,501       (4,843)
                                ------------------------------------------------
    NET INCOME (LOSS)           $   7,605    $   (551)   $   7,902    $  (8,710)
                                ================================================
Net  income (loss) per
 common share:
    Basic                       $     .65    $   (.05)   $     .67    $    (.74)
                                ================================================
    Diluted                     $     .64    $   (.05)   $     .67    $    (.74)
                                ================================================
Dividends per common share      $   .0125    $  .0125    $   .0375    $   .0375
                                ================================================
Weighted average shares
 outstanding:
    Basic                          11,764      11,764       11,764       11,802
                                ================================================
    Diluted                        11,840      11,764       11,837       11,802
                                ================================================

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    UNAUDITED


                                                              39 Weeks Ended
                                                           ---------------------
                                                           March 1,    March 2,
                                                             2003        2002
                                                           ---------------------

Cash flows provided by (used in) operating activities      $ 14,500    $ (5,742)

Cash flows from investing activities:
   Purchases of property, plant and equipment                (3,831)     (5,694)
   Construction of production facilities                     (6,097)     (6,730)
   Payments received on notes receivable and
    from investments                                             73         161
   Decrease in note receivable, investments
    and other assets                                            113        (212)
   Net proceeds from sale of property, plant
    and equipment                                               482         977
                                                           ---------------------
Net cash used in investing activities                        (9,260)    (11,498)

Cash flows from financing activities:
   Net borrowings on notes payable to banks                   1,500       8,000
   Long-term borrowings                                         -0-       9,000
   Principal payments on long-term debt                      (8,052)     (6,998)
   Purchases of common stock for treasury                       -0-        (571)
   Payment of dividends                                        (440)       (444)
                                                           ---------------------
Net cash provided by (used in) financing activities          (6,992)      8,987
                                                           ---------------------
Net change  in cash and cash equivalents                     (1,752)     (8,253)

Cash and cash equivalents at beginning of period              4,878      13,129
                                                           ---------------------
Cash and cash equivalents at end of period                 $  3,126    $  4,876
                                                           =====================

See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                  March 1, 2003
                                   (unaudited)

1.   Presentation of Interim Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management , all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 1, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

     The balance sheet at June 1, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Cal-Maine Foods, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 1, 2002.

2.   Inventories

     Inventories consisted of the following:

                                          March 1, 2003     June 1, 2002
                                          -------------------------------

          Flocks                             $ 32,424         $ 30,836
          Eggs                                  3,370            2,258
          Feed and supplies                    12,737           10,073
          Livestock                             2,714            2,942
                                          -------------------------------
                                             $ 51,245         $ 46,108
                                          ===============================

3.   Other Matters

     During the third quarter of fiscal 2003, the Company received $4,090 in vendor settlements pertaining to overcharges for vitamins and methionine purchased by the Company over a number of years. The total received for the 39 weeks ended March 1,2003 is $7,037. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the periods ended March 1, 2003. The net after tax, per basic share, effect is $.22 for the current quarter and $.38 for the 39 weeks ended March 1,2003.

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

     The Company's cost of production is materially affected by feed costs, which average about 56% of Cal-Maine's total farm egg production cost for the current and prior year. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

     According to U.S. Department of Agriculture reports, during calendar year 2002, the chick hatch was lower than in the same twelve-month period in 2001, resulting in lower projected hen numbers for 2003. The same data for January and February 2003 shows the chick hatch below January and February 2002. This could result in decreased egg production and upward pressure on egg prices. Egg demand is very good for domestic use. Export opportunities for 2003 are uncertain at this time. Although the fall 2002 grain crop was adequate, current grain commodities futures trading levels indicate that the cost of feed ingredients may be at higher price levels during 2003.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.
                                              Percentage of Net Sales
                                   ---------------------------------------------
                                      13 Weeks Ended          39 Weeks Ended
                                   March 1,    March 2,    March 1,    March 2,
                                     2003        2002        2003        2002
                                   ---------------------------------------------

Net sales                           100.0%      100.0%      100.0%      100.0%
Cost of sales                        76.8        86.2        82.3        90.0
                                   ---------------------------------------------
Gross profit                         23.2        13.8        17.7        10.0
Selling, general & administrative    10.9        12.1        11.4        12.8
                                   ---------------------------------------------
Operating income (loss)              12.3         1.7         6.3        (2.8)
Other expense                        (1.1)       (2.7)       (1.9)       (2.7)
                                   ---------------------------------------------
Income (loss) before taxes           11.2        (1.0)        4.4        (5.5)
Income tax expense (benefit)          4.1        (0.4)        1.6        (1.9)
                                   ---------------------------------------------
Net income (loss)                     7.1%       (0.6)%       2.8%       (3.6)%
                                   =============================================

     NET SALES

     Net sales for the third quarter of fiscal 2003 were $106.8 million, an increase of $19.9 million, or 22.9% as compared to net sales of $86.9 million for the third quarter of fiscal 2002. Total dozens of eggs sold increased in the current quarter and egg selling prices increased as compared with prices last year. Dozens sold for the current quarter were 146.7 million dozen, an increase of 3.3 million dozen, or 2.3% as compared to the third quarter of last year. Consumer demand was good and egg supply was in balance, helped by a sizeable, one time, export order to Europe by the U.S. egg industry. These market factors resulted in higher egg selling prices during the current quarter. The Company's net average selling price per dozen for the fiscal 2003 third quarter was $.693, compared to $.576 for the third quarter of last year, an increase of 20.3%.

     Net sales for the thirty-nine weeks ended March 1, 2003 were $284.0 million, an increase of $40.9 million, or 16.8%, as compared to net sales of $243.1 million for last year. As in the current quarter, total dozens sold increased and net egg selling prices increased. Dozens sold for the current 39 week period were 427.7 million as compared to 420.1 million for the same period in last fiscal year, an increase of 1.8%. For the current 39 week period, the Company's net average selling price per dozen was $.631, compared to $.547 per dozen last year, an increase of 15.4%.

     COST OF SALES

     Cost of sales for the third quarter ended March 1, 2003 was $82.0 million, an increase of $7.1 million, or 9.5%, as compared to cost of sales of $74.9 million for last year's third quarter. The increase is due to higher cost of purchases from outside egg producers and higher cost of feed ingredients, offset by the Company's $4.1 million recovery share of a class action feed ingredient lawsuit. Settlement discussions are ongoing with other ingredient suppliers and management believes that additional settlements, of an indeterminate amount, are likely during the remainder of fiscal 2003. Dozens of eggs sold increased 2.3%. These additional dozens were the net result of an increase in dozens produced in Company facilities and small decrease in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to stronger egg market conditions. Feed cost for the third quarter ended March 1, 2003 was $.218 per dozen, compared to last fiscal year's cost per dozen of $.193, an increase of 13.0%. The higher egg selling prices resulted in an increase in gross profit from 13.8% of net sales for the quarter ended March 2, 2002 to 23.2% of net sales for the current quarter ended March 1, 2003.

     For the thirty-nine week period ended March 1, 2003, cost of sales was $233.8 million, an increase of $14.8 million, or 6.8%, as compared to cost of sales of $219.0 million for last year. As in the quarter, the increase in cost of sales is the result of higher outside egg purchase cost and an increase in the cost of feed, offset by the Company's $7.0 million recovery share, for the 39 week period, of the class action feed ingredient lawsuit. Feed cost for the current 39 weeks was $.211 per dozen, compared to $.195 per dozen last year, an increase of 8.2%. The increase in egg selling prices resulted in an increase in gross profit from 10.0% of net sales for the prior year 39 week period to 17.7% for the current 39 week period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the third quarter ended March 1, 2003 were $11.6 million, an increase of $1.1 million, or 10.5%, as compared to $10.5 million for last fiscal year's third quarter. The increase is due to an increase in payroll and related expenses and increased delivery costs, especially in costs of insurance and employee benefits. On a cost per dozen sold basis, selling, general and administrative expenses increased $.005 per dozen, or $.079 per dozen for the current quarter as compared to $.074 for the same period in the prior year. As a percent of net sales, selling, general and administrative expenses decreased from 12.1% for the fiscal 2002 third quarter to 10.9% for the current quarter.

     For the thirty-nine weeks ended March 1, 2003, selling, general and administrative expenses were $32.5 million, an increase of $1.5 million, or 4.8%, as compared to $31.0 million for the same period in the prior fiscal year. As in the current quarter, the increased cost was related to increases in payroll and related expenses, and increased delivery expenses. On a cost per dozen sold basis, selling, general and administrative expenses increased slightly, $.076 for the current year and $.074 for last fiscal year. As a percent of net sales, selling, general and administrative expenses have decreased from 12.8% for the prior 39 week period to 11.4% for the current 39 week period.

     OPERATING INCOME

     As the result of the above, operating income was $13.2 million for the third quarter ended March 1, 2003, as compared to operating income of $1.5 million for last year's fiscal third quarter. Operating income was 12.3% of net sales for the current fiscal quarter, compared to operating income of 1.7% of net sales for the same quarter in the prior year.

     For the thirty-nine weeks ended March 1, 2003, operating income was $17.8 million, compared to operating loss of $6.9 million for last fiscal year. Operating income was 6.3% of net sales for the current 39 week period compared to operating loss of 2.8% of net sales in the same period in the prior year.

     OTHER EXPENSE

     Other expense for the third quarter ended March 1, 2003 was $1.2 million, an decrease of $1.1, as compared to the third quarter of last fiscal year. In the current quarter, net interest expense decreased $284,000 and other income increased $813,000. Net interest expense decreased as the result of lower interest rates and capitalized interest on construction projects. Other income for the current quarter increased from equity in income of affiliates. As a percent of net sales, other expense was 1.1% for the current third quarter, compared to 2.7% for the same period in the prior year.

     For the thirty-nine weeks ended March 1, 2003, other expense was $5.4 million, a decrease of $1.3 million, or 19.4%, as compared to $6.7 million for the same period in the prior year. For the current period, net interest expense decreased $264,000 and other income increased $1.0 million. Net interest expense decreased due to lower interest rates. The increase in other income is due to an increased of $1.1 million from equity in income of affiliates. As a percent of net sales, other expense was 1.9% for the current period, as compared to 2.7% for the same period in the prior year.

     INCOME TAXES

     As a result of the above, the Company's pre-tax income was $11.9 million for the quarter ended March 1, 2003, compared to pre-tax loss of $861,000 for last year's quarter. For the current quarter, an income tax expense of $4.3 million was recorded with an effective tax rate of 36.3%, as compared to an income tax benefit of $310,000 with an effective rate of 36.0% for last year's comparable quarter.

     For the thirty-nine week period ended March 1, 2003, the Company's pre-tax income was $12.4 million, compared to pre-tax loss of $13.6 million for last year. For the current thirty-nine week period, an income tax expense of $4.5 million was recorded with an effective tax rate of 36.3%, as compared to an income tax benefit of $4.8 million with an effective rate of 35.7% for last year's comparable period.

     NET INCOME (LOSS)

     Net income for the third quarter ended March 1, 2003 was $7.6 million, or $.65 per basic share, $.64 per diluted share, compared to net loss of $551,000, or $.05 per basic and diluted share, for last fiscal year's third quarter.

     For the thirty-nine week period ended March 1, 2003, net income was $7.9 million, or $.67 per basic and diluted share, compared to last fiscal year's net loss of $8.7 million, or $.74 per basic and diluted share.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at March 1, 2003 was $23.0 million, compared to $17.3 million at June 1, 2002. The Company's current ratio was 1.38 at March 1, 2003, as compared with 1.30 at June 1, 2002. The Company's need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter egg prices are normally at seasonal lows. In the second quarter, the Company usually builds inventories and receivable balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. The Company had a $35 million line of credit with three banks of which $8.5 million was outstanding at March 1, 2003. The Company's long-term debt at that date, including current maturities, totaled $110.3 million, as compared to $118.4 million at June 1, 2002.

     For the thirty-nine weeks ended March 1, 2003, $14.5 million in net cash was provided by operating activities. This compares to $5.7 million that was used in operating activities for the comparable period last fiscal year. In the current thirty-nine week period, $3.8 million was used for purchases of property, plant and equipment, $482,000 was received from sales of property, plant and equipment, and $6.1 million was used for construction projects. Net cash of $186,000 was provided by notes receivable and investments. Approximately $440,000 was used for payments of dividends on the Company's common stock. Proceeds of $1.5 million were received from net borrowings on notes payable to banks. Payments of $8.1 million were made on long-term debt. The net result was a decrease in cash of approximately $1.8 million.

     For the comparable period last year, $5.7 million was used for purchases of property, plant and equipment, $977,000 was received from sales of property, plant and equipment, and $6.7 million was used for construction projects. Net cash of $212,000 was used for additions to investments and other assets and payments of $161,000 were received on notes receivable and investments. Approximately $571,000 was used for purchase of common stock for the treasury and $444,000 was used for payments of dividends on the Company's common stock. Proceeds of $8.0 million were received from net borrowings on notes payable to banks and long-term borrowings of $9.0 million were received. Payments of $7.0 million were made on long-term debt. The net result was a decrease in cash of approximately $8.3 million.

     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At June 1, 2002, the Company did not meet certain of these provisions on its long-term debt agreements and obtained waivers of these requirements through fiscal 2003. At March 1, 2003, the Company was not in compliance with a certain financial covenant requirement of a $16.0 million long-term debt agreement. The Company obtained a waiver of such requirement. As of March 1, 2003, the Company is in compliance with the provisions of all loan agreements as waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

     The Company has a net operating income tax loss carryforward to fiscal year ending May 31, 2003 of approximately $14.0 million. Due to this, at March 1, 2003, there is not a current payable portion of estimated income taxes included in current liabilities.

     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in fiscal 2004. The total cost of the facility is approximately $18.0 million, of which $12.1 million was incurred through March 1, 2003. The Company has commitments from an insurance company to receive $10.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $14.0 million in fiscal 2003, which will be funded by cash flows from operations and additional long-term borrowings.

Impact of Recently Issued Accounting Standards.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of "(SFAS No. 121). However, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 effective June 2, 2002. The adoption did not have an effect on the Company's consolidated results of operations or financial position.

     Forward Looking Statements. The foregoing statements contain forward-looking statements, which involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     There have been no material changes in the market risk reported in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.


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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On December 26, 2002, Cal-Maine Farms, Inc.("Cal-Maine Farms"), a Delaware corporation and a wholly owned subsidiary of the Company, was served with process in a civil complaint filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, on behalf of four plaintiffs, Hunter McWhorter, a minor, his two parents, and Michael Green, an adult. In addition to Cal-Maine Farms, Fred Adams, Dolph Baker, Charlie Collins, R. K. Looper and B.
J. Raines, officers of the Company, are also named as defendants. Six other named defendants include Cargill, Incorporated, George's Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business. Additional individual defendants with affiliations to the other corporate defendants were also named.

     The suit alleges the original plaintiffs have suffered medical problems resulting from living near land upon which "litter" from the flocks of hens owned by certain of the defendants was spread as fertilizer. The suit specifically addresses conditions alleged to exist in Washington County, Arkansas, where there is a relatively high concentration of broiler farms. Cal-Maine Farms is not engaged in any broiler production and, compared to the broiler producers, only has a very small portion of the hens located in Washington County, Arkansas.

     The suit alleges actual damages in the amount of $55,000,000 and requests punitive damages in the amount of $100,000,000. On December 31, 2002, an Amended Complaint was filed, bringing the total number of plaintiffs to 93, of which 67 are alleged to be ill and three are deceased. The damages sought were not amended.

     An answer has been filed on behalf of Cal-Maine Farms denying the plaintiffs claim but no discovery has taken place. At this time, motions to dismiss on behalf of certain defendants, including Cal-Maine Farms, are pending, but not yet scheduled for hearing. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               99.1   Written Statement of The Chief Executive Officer
               99.2   Written Statement of The Chief Financial Officer



          b.   Reports on Form 8-K

               No Current Report on Form 8-K was filed by the Company covering an event during the third quarter of fiscal 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAL-MAINE FOODS, INC.
                                   (Registrant)


Date:  April 9, 2003               /s/ Bobby J. Raines
                                   -------------------------------------------
                                   Bobby J. Raines
                                   Vice President/Treasurer
                                   (Principal Financial Officer)


Date:  April 9, 2003               /s/ Charles F. Collins
                                   -------------------------------------------
                                   Charles F. Collins
                                   Vice President/Controller
                                   (Principal Accounting Officer)

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



/s/  Fred R. Adams, Jr.
-------------------------------------------------
Fred R. Adams, Jr.
Chairman of the Board and Chief Executive Officer

Date :     April 9, 2003

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





/s/  Bobby J. Raines
-------------------------------------------------
Bobby J. Raines
Vice President, Chief Financial Officer, Treasurer and Secretary

Date:  April 9, 2003