Form 10-K
period 2003-05-31
CAL MAINE FOODS INC
filed 2003-08-12
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED May 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                   No  X
            -----                -----

As of August 1, 2003, 10,564,388 shares of the registrant's Common Stock, $0.01 par value, and 1,200,000 shares of the registrant's Class A Common Stock, $0.01 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $16,014,848, computed at the closing price on that date as reported by the National Association of Securities Dealers Automated Quotation System.

                       DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3), the responses to Items, 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on October 10, 2003, to be filed with the Securities and Exchange Commission on or about September 17, 2003.

                                TABLE OF CONTENTS

                                                                           Page
Item                                                                      Number
----                                                                      ------

                                     Part I

  1.     Business                                                           3
  2.     Properties                                                         8
  3.     Legal Proceedings                                                  9
  4.     Submission of Matters to a Vote of Security Holders                9


                                     Part II

  5.     Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              10
  6.     Selected Financial Data                                           11
  7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
  7A.    Quantitative and Qualitative Disclosures About Market Risk        18
  8.     Financial Statements and Supplementary Data                       18
  9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              18


                                    Part III

 10.     Directors and Executive Officers of the Registrant                19
 11.     Executive Compensation                                            19
 12.     Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       19
 13.     Certain Relationships and Related Transactions                    19
 14.     Controls and Procedures                                           19


                                     Part IV

 15.     Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         19

                                     PART I
ITEM 1.  BUSINESS

     General

     Cal-Maine Foods, Inc. ("Cal-Maine" or the "Company") was incorporated in Delaware in 1969. The Company's primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 99% of the Company's net sales in fiscal 2003 and 98% in fiscal 2002. The Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 2003, had sales of approximately 571 million dozen shell eggs. This volume represents approximately 13% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

     The Company's principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to "the Company" or "Cal-Maine" include all subsidiaries of the Company.

     Possible "Going Private" Transaction

     As reported in the Company's Form 8-K Current Report dated July 11, 2003, at a special meeting held on that date Cal-Maine's Board of Directors unanimously voted to explore the possibility of the Company becoming privately owned. At the same meeting, the Board also appointed a Special Committee comprised of three independent directors to consider the feasibility of "going private" and, in that regard, to ensure that the best interests of the Company and its shareholders would be served by such a course of action.

     The members of the Special Committee are W.B. Cox, Letitia C. Hughes and R. Faser Triplett, M.D. Following their appointment, the Committee members held an organizational meeting and elected Dr. Triplett as the Committee's Chairman. In addition, the Committee decided to interview certain investment banking firms for purposes of obtaining an opinion as to the fairness from a financial standpoint of the price to be paid by the Company for shares to be purchased in a going private transaction, as well as to assist the Committee in evaluating alternative methods of going private. In addition, the Committee selected and engaged its own independent counsel to advise and represent the Committee on related legal matters.

     On July 24, 2003, after considering several investment banking firms, the Special Committee engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") to serve as investment adviser to the Committee in connection with the possible going private transaction. The selection of Houlihan Lokey was reported by the Committee to the full Board of Directors of the Company at a regular quarterly Directors meeting held the same day. Houlihan Lokey will report to the Special Committee and its final written opinion will be addressed to the full Board of Directors of the Company. All expenses of a going private transaction, including Houlihan Lokey's fee, will be paid by the Company.

     It is presently contemplated that a going private transaction would be effected by means of a "reverse split" of the Company's Common Stock. This would require an amendment of the Company's Certificate of Incorporation that would result in fractional shares that would be purchased by the Company for cash.

     If a going private transaction is effected, as to which the Company can make no representation or prediction, the reporting and other applicable requirements of the Securities Exchange Act of 1934 will no longer apply to the Company or to any officer, director or controlling stockholder of the Company.

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

         As a result of the Company's strategy, the Company's total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 22.7 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 525.3 million over the past five fiscal years. Net sales amounted to $387.5 million in fiscal 2003 compared to net sales of $69.9 million in fiscal 1988.

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

            Acquisitions of Egg Production and Processing Facilities

   Fiscal                                                             Layers
  Year (1)                Seller                    Location         Acquired
  --------                ------                    --------         --------

    1989              Egg City, Inc.                Arkansas        1,300,000
    1990          Sunny Fresh Foods, Inc.              (2)          7,500,000
    1991           Sunnyside Eggs, Inc.          North Carolina     1,800,000
    1994            Wayne Detling Farms               Ohio          1,500,000
    1995                A & G Farms                 Kentucky        1,000,000
    1997               Sunbest Farms                Arkansas          600,000
    1997      Southern Empire Egg Farm, Inc.         Georgia        1,300,000
    1998      J&S Farms / Savannah Valley Egg        Georgia          900,000
    1999           Hudson Brothers, Inc.            Kentucky        1,200,000
    2000                Smith Farms              Texas/Arkansas     3,900,000
                                                                   ----------
                           Total                                   21,000,000
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
                                                   ==========      ==========

  (1) Does not include construction in Guthrie, Kentucky, commenced in fiscal 2001, and to be completed in the first or second quarter of fiscal 2004 at an estimated cost of $18.0 million, adding approximately 1,500,000 layer capacity.

     Although it has made no acquisitions in the past three fiscal years, the Company proposes to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, the Company is subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, the Company believes that its sales of shell eggs during its last fiscal year represented only approximately 13% of domestic shell egg sales notwithstanding that it is the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. The Company believes that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

     The construction of new, more efficient production and processing facilities is an integral part of the Company's growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

     Shell Eggs

     Production. The Company's operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 87% of its total fiscal 2003 egg production, with the balance attributable to contract producers used by the Company.

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

     Feed cost represents the largest element of the Company's farm egg production cost, ranging from 54% to 56% of total cost in the last five years, or an average of approximately 55%. Although feed ingredients are available from a number of sources, the Company has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company's operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

     The Company operates in a cyclical industry with total demand that is generally level and a product that is price-inelastic. Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future. The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past.

     Marketing. Of the 571 million dozen shell eggs sold by the Company in the fiscal year ended May 31, 2003, 441 million were produced by Company flocks.

     Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 2003, two customers accounted for more than 10% of net sales. A major Texas grocery retailer, H.E.Butt Grocery Company, accounted for 12.8% of net sales and two affiliated national retailers, Wal-Mart and Sam's Club, on a combined basis accounted for 21.3% of net sales. The top 10 customers accounted for 63% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

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

     According to U.S. Department of Agriculture reports, the annual per capita consumption of shell eggs in the United States since 1990 has ranged from 234 to 253, averaging 240, with the peak consumption of 253 occurring in 2001. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

     Specialty Eggs. The Company also produces specialty eggs such as Eggo land's Best(TM) and Farmhouse eggs. Egg*land's Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Egg*land's Best(TM) eggs, under license from Egg*land's Best, Inc. ("EB"), at its existing facilities, under EB guidelines. The product is marketed to the Company's established base of customers at prices that reflect a premium over ordinary shell eggs. Egg*land's Best(TM) eggs accounted for approximately 6.1% of the Company's net sales in fiscal 2003. "Farmhouse" brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs accounted for 2.5% of net sales in fiscal 2003. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

     Livestock. The Company's livestock operations consist primarily of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 1% of the Company's net sales in fiscal 2003.

     Competition. The production, processing, and distribution of shell eggs is an intensely competitive business, which, traditionally, has attracted large numbers of producers. Shell egg competition is generally based on price, service, and quality of production. Although the Company is the largest combined producer, processor, and distributor of shell eggs in the United States, it does not occupy a controlling market position in any area where its eggs are sold.

     The shell egg production and processing industry has been characterized by a growing concentration of production. In 2002, 62 producers with one million or more layers owned 79% of the 279 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

     Patents and Tradenames. The Company does not own any patents or proprietary technologies, but does market products under tradenames including Rio Grande, Farmhouse, and Sunups. Cal-Maine produces and processes Eggoland's Best(TM) eggs, under license from EB, as indicated above.

     Government Regulation. The Company is subject to federal and state regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully integrated egg producer, the Company's shell egg facilities are subject to USDA and FDA regulation. The Company's shell egg facilities are subject to periodic USDA inspections. Cal-Maine maintains its own inspection program to assure compliance with the Company's own standards and customer specifications.

     Cal-Maine is subject to federal and state environmental laws and regulations and has all necessary permits.

     Employees. As of May 31, 2003, the Company had a total of approximately 1,534 employees of whom 1,355 worked in egg production, processing and marketing, 92 were engaged in feed mill operations, 40 in dairy activities, and 47 were administrative employees, including officers, at the Company's executive offices. About 9% of the Company's personnel are part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     The Company owns or leases farms, processing plants, hatcheries, feed mills, warehouses, offices and other property located in Alabama, Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas, as follows: two breeding facilities, two hatcheries, 15 feed mills, 19 production facilities, 19 pullet growing facilities, 20 processing and packing facilities, three wholesale distribution facilities, and a dairy farm. Most of the Company's property is owned and encumbered. See Notes 4, 5, and 6 of the Notes to Consolidated Financial Statements of the Company.

     The Company operates 332 over-the-road tractors and 411 trailers, of which 241 and 293 are owned, respectively, and the balance is financed with TRAC leases.

     At May 31, 2003, the Company owned approximately 16,000 acres of land and owned facilities to:

     Operation                        Capacity
     ---------                        --------

     Hatch                          16,000,000  -  pullet chicks per year
     Grow (1)                       12,000,000  -  pullets per year
     House (2)                      19,000,000  -  hens
     Produce                               700  -  tons of feed per hour
     Process (3)                         7,000  -  cases of eggs per hour

(1) The Company uses contract growers for the production of an additional 1.1 million pullets.

(2) The Company controls approximately 22 million layers, of which 3.0 million are cared for by contract producers.

(3)  One case equals 30 dozen eggs.

     Over the past five fiscal years, Cal-Maine's capital expenditures have totaled approximately $128.2 million, including the acquisition of the operations of other businesses. The Company's facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.


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

     The Company is not a party to any other litigation, which, in the opinion of management, is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended May 31, 2003.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol CALM. At May 31, 2003, there were approximately 289 record holders of the Company's Common Stock and approximately 756 beneficial owners whose shares were held by nominees or broker dealers. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 2003 and fiscal 2002.

                                               Sales Price           Cash
                                           ------------------      Dividend
     Year Ended        Fiscal Quarter        High       Low        Declared
     ----------        --------------      --------   -------      --------

     May 31, 2003      First Quarter       $  4.36    $  3.20      $  .0125
                       Second Quarter         3.83       2.79         .0125
                       Third Quarter          4.22       3.17         .0125
                       Fourth Quarter         5.60       3.20         .0125

     June 1, 2002      First Quarter       $  5.07    $  3.35      $  .0125
                       Second Quarter         4.64       3.50         .0125
                       Third Quarter          4.05       2.48         .0125
                       Fourth Quarter         4.15       2.95         .0125


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

ITEM 6.  SELECTED FINANCIAL DATA

                                            Fiscal Years Ended

                                             May 31,      June 1,      June 2,      June 3,      May 29,
                                              2003         2002         2001         2000         1999
                                           ----------   ----------   ----------   ----------   ----------
                              (Amounts in thousands, except per share data)

Statement of Operations Data:
Net sales                                  $ 387,462    $ 326,171    $ 358,412    $ 287,055    $ 287,954
Cost of sales                                315,169      291,767      299,417      268,937      242,022
                                           ---------    ---------    ---------    ---------    ---------
Gross profit                                  72,293       34,404       58,995       18,118       45,932
Selling, general and administrative           46,029       42,332       42,337       40,059       36,406
                                           ---------    ---------    ---------    ---------    ---------
   Operating income (loss)                    26,264       (7,928)      16,658      (21,941)       9,526

Other income (expense):
   Interest expense (net)                     (8,096)      (8,503)      (8,736)      (7,726)      (5,195)
   Equity in income (loss) of affiliates         442         (480)         415          130          326
   Other                                         527          547        2,378        2,525        3,330
                                           ---------    ---------    ---------    ---------    ---------
                                              (7,127)      (8,436)      (5,943)      (5,071)      (1,539)
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before income tax               19,137      (16,364)      10,715      (27,012)       7,987
Income tax expense (benefit)                   6,925       (5,790)       3,891       (9,633)       2,907
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)                          $  12,212    $ (10,574)   $   6,824     $(17,379)   $   5,080
                                           =========    =========    =========    =========    =========
Net income (loss) per common share:
   Basic                                   $    1.04    $    (.90)   $     .57    $   (1.41)   $    0.39
                                           =========    =========    =========    =========    =========
   Diluted                                 $    1.03    $    (.90)   $     .56    $   (1.41)   $    0.39
                                           =========    =========    =========    =========    =========

Cash dividends declared per share          $   0.050    $   0.050    $   0.050    $   0.048    $   0.045
                                           =========    =========    =========    =========    =========
Weighted average shares outstanding:
   Basic                                      11,764       11,764       12,051       12,362       12,999
                                           =========    =========    =========    =========    =========
   Diluted                                    11,862       11,764       12,120       12,362       13,114
                                           =========    =========    =========    =========    =========

Balance Sheet Data:
Working capital                            $  27,749    $  17,310    $  28,386    $  18,485    $  48,501
Total assets                                 235,392      229,654      234,752      231,899      213,682
Total debt (including current portion)       108,244      118,362      118,340      119,736       84,004
Total stockholders' equity                    66,085       54,460       66,196       61,353       80,584



ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company's fiscal year end is the Saturday nearest to May 31 which was May 31, 2003 (52 weeks) June 1, 2002 (52 weeks) and June 2, 2001 (52 weeks) for the most recent three fiscal years.

     The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for 99% of the Company's net sales in fiscal 2003 and 98% in fiscal 2002. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

     The Company currently uses contract producers for approximately 13% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

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

     The Company's cost of production is materially affected by feed costs, which average about 55% of Cal-Maine's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                             Percentage of Net Sales
                               Fiscal Years Ended

                                    May 31, 2003    June 1, 2002    June 2, 2001
                                    ------------    ------------    ------------

Net sales                              100.0%          100.0%          100.0%
Cost of sales                           81.3            89.5            83.5
                                       -----           -----           -----
Gross profit                            18.7            10.5            16.5
Selling, general &
  administrative expenses               11.9            12.9            11.8
                                       -----           -----           -----
Operating income  (loss)                 6.8            (2.4)            4.7
Other income (expense)                  (1.9)           (2.6)           (1.7)
                                       -----           -----           -----
Income (loss) before taxes               4.9            (5.0)            3.0
Income tax expense (benefit)             1.8            (1.8)            1.1
                                       -----           -----           -----
Net income  (loss)                       3.1%           (3.2)%           1.9%
                                       =====           =====           =====

Fiscal Year Ended May 31, 2003  Compared to Fiscal Year Ended June 1, 2002

     Net Sales. Net sales for the fiscal year ended May 31, 2003 were $387.5 million, an increase of $61.3 million, or 18.8%, from net sales of $326.2 million for fiscal 2002. Total dozens of eggs sold increased in fiscal 2003 and egg selling prices increased as compared with prices in fiscal 2002. In fiscal 2003, total dozens of shell eggs sold were 570.7 million, an increase of 8.9 million dozen, or 1.6%, compared to 561.8 million dozen sold in fiscal 2002. Consumer demand was good and egg supply was balanced, which resulted in higher egg selling prices during fiscal 2003. The Company's average selling price of shell eggs increased from $.549 per dozen for fiscal 2002 to $.645 per dozen for fiscal 2003, an increase of $.096 per dozen, or 17.5%.

     Cost of Sales. Cost of sales for the fiscal year ended May 31, 2003 was $315.2 million, an increase of $23.4 million, or 8.0%, as compared to cost of sales of $291.8 million for last fiscal year. While dozens sold increased, cost of purchases from outside egg producers and cost of feed ingredients increased, offset by the Company's $9.5 million recovery share of a class action feed ingredient lawsuit. The 1.6 % increase in dozens sold was from increases in dozens produced in Company facilities and in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to higher egg market selling prices. Feed cost for fiscal 2003 was $.213 per dozen, compared to $.193 per dozen for last fiscal year, an increase of 10.4%. A 17.5% increase in egg selling prices, offset by higher feed ingredient costs and higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 10.5% of net sales for fiscal 2002 to 18.7% of net sales for fiscal 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expense was $46.0 million in fiscal 2003, an increase of $3.7 million, or 8.7%, as compared to an expense of $42.3 million for fiscal 2002. The increase is due to increases in insurance expense, bad debt reserves and value of the Company's stock option plan. Due to overall increases in the insurance market during fiscal 2003, the cost of general business and property insurance increased $1.0 million. In the fourth quarter of fiscal 2003, a customer, Fleming Inc., filed for bankruptcy and the Company adjusted its bad debt allowance for $1.1 million. Due to the increase in the market quote of the Company's stock, from $3.78 per share at June 2, 2002 to $5.24 per share at May 31,2003, the increased value of $1.1 million of the Company's stock option plan liability was recorded. Other selling, general and administrative expenses, including delivery, have increased approximately $500,000. As a percent of net sales, selling, general and administrative expense decreased from 12.9% for fiscal 2002 to 11.9% for fiscal 2003 due to higher average egg selling prices in fiscal 2003.

     Operating Income (Loss). As a result of the above, the Company's operating income was $26.2 million for fiscal 2003, as compared to an operating loss of $7.9 million for fiscal 2002. As a percent of net sales, the operating income for fiscal 2003 was 6.8%, as compared to an operating loss of 2.4% for fiscal 2002.

     Other Income (Expense). Other expense for fiscal 2003 was $7.1 million, a decrease of $1.3 million, as compared to other expense of $8.4 million for fiscal 2002. For fiscal 2003, equity in income of affiliates amounted to $442,000 of income as compared to a loss of $480,000 in fiscal 2002. Interest expense decreased $407,000, or 4.8% in fiscal 2003. As a percent of net sales, other expense was 1.9 % in fiscal 2003 and 2.6% in fiscal 2002.

     Income Taxes. As a result of the above, the Company's pre-tax income was $19.1 million for the fiscal 2003 year, compared to pre-tax loss of $16.4 million for fiscal 2002. The Company had an income tax expense of $6.9 million in fiscal 2003 with an effective tax rate of 36.2%, as compared to income tax benefit of $5.8 million with an effective rate of 35.4% for fiscal 2002.

     Net Income (Loss). As a result of the above, net income for fiscal 2003 was $12.2 million or $1.03 per diluted share, compared to net loss of $10.6 million, or $0.90 per basic and diluted share for fiscal 2002

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

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

     Cost of Sales. Cost of sales for the fiscal year ended June 1, 2002 was $291.8 million, a decrease of $7.6 million, or 2.5%, as compared to cost of sales of $299.4 million for fiscal 2001. Although dozens sold increased, cost of purchases from outside egg producers and cost of feed ingredients decreased. The 3.1% increase in dozens sold was from increases in dozens produced in Company facilities and in the number of dozens purchased from outside egg producers. The decrease in the cost of the eggs purchased from outside producers was due to lower egg market selling prices. Feed cost for fiscal 2002 was $.193 per dozen, compared to $.197 per dozen for fiscal 2001, a decrease of 2.0%. A 12.2% decrease in egg selling prices, offset by lower feed ingredient costs and lower cost of purchases from outside egg producers, resulted in a decrease in gross profit from 16.5% of net sales for fiscal 2001 to 10.5% of net sales for fiscal 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expense was $42.3 million in fiscal 2002 and 2001. On a cost per dozen sold basis, selling, general and administrative remained approximately the same, $.075 per dozen for fiscal 2002, as compared to $.078 per dozen for fiscal 2001. As a percent of net sales, selling, general and administrative expense increased from 11.8% for fiscal 2001 to 12.9% for fiscal 2002 due to lower average egg selling prices in fiscal 2002.

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

     Net Income (Loss). As a result of the above, net loss for fiscal 2002 was $10.6 million or $0.90 per basic and diluted share, compared to net income of $6.8 million, or $0.57 per basic share and $0.56 per diluted share for fiscal 2001

     Capital Resources and Liquidity. The Company's working capital at May 31, 2003 was $27.7 million compared to $17.3 million at June 1, 2002. The Company's current ratio was 1.48 at May 31, 2003 as compared with 1.30 at June 1, 2002. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks, none of which was utilized at May 31, 2003. The Company's long-term debt at May 31, 2003, including current maturities, amounted to $108.2 million, as compared to $118.4 million at June 1, 2002.

     For the fiscal year ended May 31, 2003, $30.7 million was provided by operating activities. The Company received $529,000 net proceeds from disposal of property, plant and equipment and $205,000 in net cash activities covering notes receivable and investments. In fiscal 2003, $7.5 million was used for construction projects and $5.0 million for purchases of property, plant and equipment. Approximately $587,000 was used for dividend payments on the common stock. Principal payments of $10.1 million were made on long-term debt and $7.0 million was repaid on borrowings on the line of credit. The net result of these activities was an increase in cash and cash equivalents of $1.2 million for fiscal 2003.

     As discussed in Item 1. Business, the Company is exploring the possibility of becoming privately owned. Proposed funding for the transaction would be provided by a $6.9 million income tax refund receivable, an additional $5.0 million long-term borrowing from an insurance company, and short term borrowings under the Company's bank line of credit.

     According to U.S. Department of Agriculture reports, the chick hatch for the first six months of calendar 2003 was lower than in the same six-month period in 2002. The projected hen numbers for the balance 2003 and the first half of 2004 should be no greater than the year earlier. This could result in a better egg supply-demand balance in the year ahead. Current projections for the fall 2003 corn and soybean crop are good and could result in reasonable feed ingredient cost for the year ahead.

     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At May 31, 2003, the Company is in compliance with the provisions of all loan agreements, including any provisions waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility originally expected in fiscal 2003. Due to weather related construction delays, completion is now expected during the first or second quarter of fiscal 2004. The total cost of the facility is approximately $18.0 million, of which $14.6 million was incurred through May 31, 2003. The Company has commitments from an insurance company to receive $5.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. In addition to the construction, the Company has projected capital expenditures of $11.0 million in fiscal 2004, which will be funded by cash flows from operations and additional long-term borrowings.

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

Investment in Affiliates. The Company has invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. The Company's ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in the Company's financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. The combined total assets and total liabilities of these companies were approximately $51 million and $30 million, respectively, at May 31, 2003. The Company is a guarantor of approximately $7.2 million of long-term debt of one of the affiliates.

Goodwill. At May 31, 2003, the Company's goodwill balance represented 1.3% of total assets and 4.8% of stockholders' equity. Goodwill primarily relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. The Company elected to adopt, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value.

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

     In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has investments in various affiliates (see Note 2) established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to the Company, except for one entity for which the Company guarantees 50% of its debt. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss. The Company has the ability to exercise significant influence over operating and financial policies. However, the Company does not have a controlling interest in the respective entities. At May 31, 2003, the Company's aggregate net investment in these entities totaled $6 million. The portion of the debt guaranteed was $7.2 million at May 31, 2003. These amounts represent the Company's maximum exposure to loss at May 31, 2003 as a result of its involvement with these entities. The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in these entities.

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

     See Note 10 to the Company's Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, schedules, and supplementary data required by this item are listed in Item 14(a) of this report and included at pages F-1 through F-16 and S-1.

Quarterly Financial Data: (unaudited, amounts in thousands, except per share data)

                                                Fiscal Year 2003
                                ------------------------------------------------
                                  First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                ---------    ---------    ---------    ---------

Net sales                       $ 82,218     $ 94,984     $106,822     $103,438
Gross profit                      10,071       15,355       24,808       22,059
Net income (loss)                 (1,712)       2,009        7,605        4,310
Net income (loss) per share:
   Basic                        $   (.15)    $    .17     $    .65     $    .37
   Diluted                      $   (.15)    $    .17     $    .64     $    .36


                                                Fiscal Year 2002
                                ------------------------------------------------
                                  First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                ---------    ---------    ---------    ---------

Net sales                       $ 72,428     $ 83,759     $ 86,927     $ 83,057
Gross profit                       2,697        9,394       12,019       10,294
Net loss                          (6,100)      (2,059)        (551)      (1,864)
Net loss per share:
   Basic                        $   (.52)    $   (.18)    $   (.05)    $   (.16)
   Diluted                      $   (.52)    $   (.18)    $   (.05)    $   (.16)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and executive officers is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection the Company's 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of May 31, 2003. There was no change in the Company's internal control over financial reporting during the fiscal quarter ended May 31, 2003 that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          The consolidated financial statements of the Company listed on the accompanying index to consolidated financial statements are filed as part of this report.

          The financial schedule required by Regulation S-X is filed at page
          S-1.

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of Fiscal 2003. No amendments to previously filed Forms 8-K were filed during the fourth quarter of fiscal 2003.

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

4.1 See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant's common stock.

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

10.13     1999 Stock Option Plan *********+

21        Subsidiaries of the Registrant

23        Consent of Independent Auditors

99.1      Certification of The Chief Executive Officer

99.2      Certification of The Chief Financial Officer

99.3 Written statement of The Chief Executive Officer and The Chief Financial Officer
________________________________

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 12th day of August, 2003.

                                               CAL-MAINE FOODS, INC.

                                               /s/ Fred R. Adams, Jr.
                                               ---------------------------------
                                               Fred R. Adams, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                        Title                           Date
     ---------                        -----                           ----


/s/ Fred R. Adams, Jr.       Chairman of the Board and           August 12, 2003
-----------------------      Chief Executive Officer
Fred R. Adams, Jr.           (Principal Executive Officer)


/s/  Richard K. Looper       Vice Chairman of the Board          August 12, 2003
-----------------------      and Director
Richard K. Looper


/s/  Adolphus B. Baker       President and Director              August 12, 2003
-----------------------
Adolphus B. Baker


/s/  Bobby J. Raines         Vice President, Chief Financial     August 12, 2003
-----------------------      Officer, Treasurer, Secretary
Bobby J. Raines              and Director
                             (Principal Financial Officer)

/s/  Charles F. Collins      Vice President, Controller          August 12, 2003
-----------------------      and Director
Charles F. Collins           (Principal Accounting Officer)


/s/  Jack B. Self            Vice President and Director         August 12, 2003
-----------------------
Jack B. Self


/s/  Joe M. Wyatt            Vice President and Director         August 12, 2003
-----------------------
Joe M. Wyatt


/s/ W. D. Cox                Director                            August 12, 2003
-----------------------
W. D. Cox


/s/ R. Faser Triplett        Director                            August 12, 2003
-----------------------
R. Faser Triplett


/s/ Letitia C. Hughes        Director                            August 12, 2003
-----------------------
Letitia C. Hughes

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Auditors.............................................. F-2

Consolidated Balance Sheets as of May 31, 2003 and June 1, 2002............. F-3

Consolidated Statements of Operations for the years ended
 May 31, 2003, June 1, 2002 and June 2, 2001................................ F-4

Consolidated Statements of Stockholders' Equity for the years ended May 31, 2003, June 1, 2002 and June 2, 2001.......................... F-5

Consolidated Statements of Cash Flows for the years ended
 May 31, 2003, June 1, 2002 and June 2, 2001................................ F-6

Notes to Consolidated Financial Statements.................................. F-7

Report of Independent Auditors

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May 31, 2003 and June 1, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at May 31, 2003 and June 1, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/   Ernst & Young LLP


Jackson, Mississippi
July 18, 2003

                     Cal-Maine Foods, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                         May 31        June 1
                                                          2003          2002
                                                       ------------------------
Assets
Current assets:
   Cash and cash equivalents                           $   6,092     $   4,878
   Receivables:
     Trade receivables, less allowance for doubtful
      accounts of $1,158 in 2003 and $175 in 2002         18,914        15,536
     Other                                                   579         1,844
                                                       ------------------------
                                                          19,493        17,380
   Recoverable federal income taxes                        6,860         6,031
   Inventories                                            51,005        46,108
   Prepaid expenses and other current assets               1,729           911
                                                       ------------------------
Total current assets                                      85,179        75,308
Other assets:
   Notes receivable and investments                        7,254         7,116
   Goodwill                                                3,147         3,147
   Other                                                   1,620         1,865
                                                       ------------------------
                                                          12,021        12,128
Property, plant and equipment, less
 accumulated depreciation                                138,192       142,218
                                                       ------------------------
Total assets                                           $ 235,392     $ 229,654
                                                       ========================

Liabilities and stockholders' equity
Current liabilities:
   Note payable to bank                                $    --       $   7,000
   Trade accounts payable                                 21,386        18,467
   Accrued wages and benefits                              5,642         5,621
   Accrued expenses and other liabilities                  6,004         4,779
   Current maturities of long-term debt                   12,592        10,364
   Deferred income taxes                                  11,806        11,767
                                                       ------------------------
Total current liabilities                                 57,430        57,998
Long-term debt, less current maturities                   95,652       107,998
Other noncurrent liabilities                               1,481         1,450
Deferred income taxes                                     14,744         7,748
                                                       ------------------------
Total liabilities                                        169,307       175,194
Stockholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 17,565,200             176           176
   Class A common stock, $.01 par value:
      Authorized shares - 1,200,000
      Issued and outstanding shares - 1,200,000               12            12
   Paid-in capital                                        18,784        18,784
   Retained earnings                                      60,212        48,587
   Common stock in treasury (7,000,812 shares
    in 2003 and 2002)                                    (13,099)      (13,099)
                                                       ------------------------
Total stockholders' equity                                66,085        54,460
                                                       ------------------------
Total liabilities and stockholders' equity             $ 235,392     $ 229,654
                                                       ========================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                      Fiscal year ended
                                            ------------------------------------
                                              May 31       June 1       June 2
                                               2003         2002         2001
                                            ------------------------------------

Net sales                                   $ 387,462    $ 326,171    $ 358,412
Cost of sales                                 315,169      291,767      299,417
                                            ------------------------------------
Gross profit                                   72,293       34,404       58,995
Selling, general and administrative            46,029       42,332       42,337
                                            ------------------------------------
Operating income (loss)                        26,264       (7,928)      16,658

Other income (expense):
   Interest expense                            (8,272)      (8,580)      (9,072)
   Interest income                                176           77          336
   Equity in income (loss) of affiliates          442         (480)         415
   Other, net                                     527          547        2,378
                                            ------------------------------------
                                               (7,127)      (8,436)      (5,943)
                                            ------------------------------------
Income (loss) before income taxes              19,137      (16,364)      10,715
Income tax expense (benefit)                    6,925       (5,790)       3,891
                                            ------------------------------------
Net income (loss)                           $  12,212    $ (10,574)   $   6,824
                                            ====================================

Net income (loss) per share:
   Basic                                    $    1.04    $    (.90)   $     .57
                                            ====================================
   Diluted                                  $    1.03    $    (.90)   $     .56
                                            ====================================
Weighted average shares outstanding:
   Basic                                       11,764       11,764       12,051
                                            ====================================
   Diluted                                     11,862       11,764       12,120
                                            ====================================


See accompanying notes.

                                             Cal-Maine Foods, Inc. and Subsidiaries

                                         Consolidated Statements of Stockholders' Equity
                                            (in thousands, except per share amounts)


                                                      Common Stock
                                ------------------------------------------------------------
                                                    Class A   Class A   Treasury   Treasury    Paid-in    Retained
                                Shares    Amount    Shares    Amount     Shares     Amount     Capital    Earnings      Total
                                ------------------------------------------------------------------------------------------------

Balance at June 3, 2000          17,565      $176     1,200       $12     6,551    $(11,154)    $18,784    $53,535      $61,353
  Purchases of common stock
    for treasury                     --        --        --        --       313      (1,374)         --         --       (1,374)
  Cash dividends paid ($.05
   per common share)                 --        --        --        --        --          --          --       (607)        (607)
  Net income for fiscal 2001         --        --        --        --        --          --          --      6,824        6,824
                                ------------------------------------------------------------------------------------------------
Balance at June 2, 2001          17,565       176     1,200        12     6,864     (12,528)     18,784     59,752       66,196
  Purchases of common stock
    For treasury                     --        --        --        --       137        (571)         --         --        (571)
  Cash dividends paid ($.05
   per Common share)                 --        --        --        --        --          --          --        (591)      (591)
  Net loss for fiscal 2002           --        --        --        --        --          --          --     (10,574)   (10,574)
                                ------------------------------------------------------------------------------------------------
Balance at June 1, 2002          17,565       176     1,200        12     7,001     (13,099)     18,784      48,587     54,460
  Cash dividends paid ($.05
   per Common share)                                                                                           (587)      (587)
  Net income for fiscal 2003                                                                                 12,212     12,212
                                ------------------------------------------------------------------------------------------------
Balance at May 31, 2003          17,565      $176     1,200       $12     7,001    $(13,099)    $18,784     $60,212    $66,085
                                ================================================================================================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                       Fiscal year ended
                                               ---------------------------------
                                                 May 31      June 1      June 2
                                                  2003        2002        2001
                                               ---------------------------------

Cash flows from operating activities
Net income (loss)                              $ 12,212    $(10,574)   $  6,824
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization                 16,624      17,310      17,542
   Deferred income taxes                          7,035         241       3,406
   Equity in (income) loss of affiliates           (442)        480        (415)
   Gain on disposal of property, plant
    and equipment                                  (327)       (185)       (201)
Change in operating assets and liabilities:
   Receivables and other assets                  (3,670)     (7,397)      2,976
   Inventories                                   (4,897)      1,014      (3,209)
   Accounts payable, accrued expenses
    and other liabilities                         4,196        (625)      3,500
                                               ---------------------------------
Net cash provided by operating activities        30,731         264      30,423

Cash flows from investing activities
Purchases of property, plant and equipment (12,546) (15,552) (14,060) Payments received on notes receivable
 and from investments                               420         456       1,697
Increase in notes receivable and investments       (215)       (379)     (1,331)
Net proceeds from disposal of property,
 plant and equipment                                529       1,100         736
                                               ---------------------------------
Net cash used in investing activities           (11,812)    (14,375)    (12,958)

Cash flows from financing activities
Net borrowings (payments) on note
 payable to bank                                 (7,000)      7,000      (7,500)
Long-term borrowings                               --         9,000       5,040
Principal payments on long-term debt            (10,118)     (8,978)     (6,436)
Purchases of common stock for treasury             --          (571)     (1,374)
Payments of dividends                              (587)       (591)       (607)
                                               ---------------------------------
Net cash provided by (used in) financing
 activities                                     (17,705)      5,860     (10,877)
                                               ---------------------------------
Increase (decrease) in cash and cash
 equivalents                                      1,214      (8,251)      6,588
Cash and cash equivalents at beginning
 of year                                          4,878      13,129       6,541
                                               ---------------------------------
Cash and cash equivalents at end of year       $  6,092    $  4,878    $ 13,129
                                               =================================

See accompanying notes.

                     Cal-Maine Foods, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)
                                  May 31, 2003


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

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 12.8%, 13.3%, and 13.2% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively. Another customer accounted for 21.3% and 19.2% of the Company's net sales in fiscal 2003 and 2002, respectively.

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

Goodwill
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective June 3, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Accordingly, the Company ceased amortization of goodwill in fiscal 2002. Had the Company accounted for goodwill under SFAS No. 142 for fiscal 2001, the Company's net income and income per share would have been $6,980 and $.58, respectively.

Revenue Recognition and Delivery Costs

Revenue is recognized when product is delivered to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $18,234, $17,954 and $19,036 in fiscal 2003, 2002 and 2001, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

                                                     Fiscal year ended
                                            -----------------------------------
                                              May 31        June 1     June 2
                                               2003          2002       2001
                                            -----------------------------------

Net income (loss)                           $ 12,212     $ (10,574)    $ 6,824
  Add: Stock-based employee
    compensation expense included in
    reported net income                          716          (154)        243
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method for
    all awards                                   422             8         239
                                            -----------------------------------
Pro forma net income (loss)                 $ 12,506     $ (10,736)    $ 6,828
                                            ===================================

Earnings per share:
  Basic-- as reported                       $   1.04     $    (.90)    $   .57
                                            ===================================
  Basic-- pro forma                             1.06          (.91)        .57
                                            ===================================

  Diluted-- as reported                     $   1.03     $    (.90)    $   .56
                                            ===================================
  Diluted-- pro forma                           1.05          (.91)        .56
                                            ===================================

Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings (loss) per share include any dilutive effects of options and warrants.

Impact of Recently Issued Accounting Standards

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company has investments in various affiliates (see Note 2) established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to the Company, except for one entity for which the Company guarantees 50% of its debt. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss. The Company has the ability to exercise significant influence over operating and financial policies. However, the Company does not have a controlling interest in the respective entities. At May 31, 2003, the Company's aggregate net investment in these entities totaled $6 million. The portion of the debt guaranteed was $7.2 million at May 31, 2003. These amounts represent the Company's maximum exposure to loss at May 31, 2003 as a result of its involvement with these entities. The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in these entities.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31, which was May 31, 2003, June 1, 2002 (52 weeks) and June 2, 2001 (52 weeks),for the most recent three fiscal years.

2.  Investment in Affiliates

The Company owns 50% of Cumberland Milling JV, Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") and 44% of American Egg Products, Inc. at May 31, 2003. The Company owned 50% of BCM Egg Company ("BCM") a partnership, through May 2000, at which time the Company acquired the other 50% partnership interest. Investment in affiliates, recorded using the equity method of accounting, totaled $6,042 and $5,230 at May 31, 2003 and June 1, 2002, respectively. Equity in income or (loss) of $442, ($480) and $415, from these entities have been included in the consolidated statements of operations for fiscal 2003, 2002 and 2001, respectively.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $14.4 million at May 31, 2003. Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is profitable and is now well capitalized.

3.  Inventories

Inventories consisted of the following:

                                          May 31        June 1
                                           2003          2002
                                        ------------------------

     Flocks                              $ 33,070      $ 30,836
     Eggs                                   2,752         2,257
     Feed and supplies                     12,597        10,073
     Livestock                              2,586         2,942
                                        ------------------------
                                         $ 51,005      $ 46,108
                                        ========================

4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                          May 31        June 1
                                           2003          2002
                                        ------------------------

     Land and improvements              $  33,285     $  32,846
     Buildings and improvements            97,175        91,567
     Machinery and equipment              129,893       128,675
     Construction-in-progress               7,318         5,608
                                        ------------------------
                                          267,671       258,696
     Less accumulated depreciation        129,479       116,478
                                        ------------------------
                                        $ 138,192     $ 142,218
                                        ========================

Depreciation expense was $16,370, $17,067 and $17,014 in fiscal 2003, 2002 and 2001, respectively.


5.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 31, 2003 are as follows:

     2004                                              $  9,064
     2005                                                 8,433
     2006                                                 7,996
     2007                                                 7,606
     2008                                                 5,744
     Thereafter                                           2,687
                                                       ---------
     Total minimum lease payments                      $ 41,530
                                                       =========

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $9,457, $9,122 and $9,622 in fiscal 2003, 2002 and 2001, respectively. Included in rent expense are vehicle rents totaling $2,336, $2,444 and $2,892 in fiscal 2003, 2002 and 2001, respectively.

6.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:
                                                         May 31        June 1
                                                          2003          2002
                                                       -------------------------

Note payable at 6.7%; due in monthly installments
  of $100, plus interest, maturing in 2009             $  13,200     $  14,400
Note payable at a variable rate of 4.75% at
  June 1, 2002; due in quarterly installments
  of $350, plus interest, maturing in 2007                 9,329        10,850
Note payable at 8.26%; due in monthly
  installments of $155 beginning in 2004,
  including interest, maturing in 2015                    16,000        16,000
Series A Senior Secured Notes at 6.87%; due in
  annual principal installments of $1,917
  beginning in December 2002 through 2009 with
  interest due semi-annually                               9,583        11,500
Series B Senior Secured Notes at 7.18%; due in
  annual principal installments of $2,143
  beginning in December 2003 through 2009 with
  interest due semi-annually                              15,000        15,000
Industrial revenue bonds at 7.21%; due in monthly
  installments of $120, including interest,
  maturing in 2011                                        10,853        11,528
Note payable at 7.64%; due in monthly installments
  of $114, including interest, maturing in 2015            6,159         7,028
Note payable at 7.75%; due in monthly installments
  of $55, plus interest, maturing in 2009                  3,800         4,460
Note payable at 8.25%; due in monthly installments
  of $79, including interest, maturing in 2004               751         1,596
Note payable at 7.56%; due in monthly installments
  of $75 beginning in July 2001, plus interest,
  maturing in 2009                                        11,600        12,500
Note payable at 7%; due in quarterly installments
  of $107, plus interest, maturing in 2009                 4,716         5,143
Note payable at 7.1%; due in quarterly installments
  of $214, plus interest, maturing in 2008                 4,502         5,358
Note payable at 7.5%; due in monthly installments
  of $50, including interest, maturing in 2011             2,614         2,841
Other                                                        137           158
                                                       -------------------------
                                                         108,244       118,362
Less current maturities                                   12,592        10,364
                                                       -------------------------
                                                       $  95,652     $ 107,998
                                                       =========================

The aggregate annual fiscal year maturities of long-term debt at May 31, 2003 are as follows:

     2004                                              $  12,592
     2005                                                 12,723
     2006                                                 12,566
     2007                                                 16,354
     2008                                                 12,363
     Thereafter                                           41,646
                                                       ---------
                                                        $108,244
                                                       =========

The Company has a $35,000 line of credit with three banks. The line of credit, which expires on December 31, 2005, is limited in availability based upon accounts receivable and inventories. The Company had $33.4 million available to borrow under the line of credit at May 31, 2003. Borrowings under the line of credit bear interest at 3% above the federal funds rate. Facilities fees of 0.5% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize the line of credit and property, plant and equipment collateralize the long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum levels of working capital and net worth; to limit dividends, capital expenditures and additional long-term borrowings; and to maintain various current, debt-to-equity and interest coverage ratios. Additionally, the chief executive officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company. Subsequent to May 31, 2003, the Company obtained amendments to revise certain financial covenant requirements of its debt agreements and expects to be in compliance with such requirements through fiscal 2004.

Interest of $8,435, $8,915 and $8,966 was paid during fiscal 2003, 2002 and 2001, respectively. Interest of $419, $316 and $347 was capitalized for construction of certain facilities during fiscal 2003, 2002 and 2001, respectively.

7.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $100 for each occurrence. The Company's expenses, including accruals for incurred but not reported claims, were approximately $6,258, $4,790 and $4,570 in fiscal 2003, 2002, and 2001, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k)plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. The contributions vest 20% annually beginning with the participant's third year of service. Beginning in January 2001, company contributions to the ESOP vest immediately. The Company's contributions to the plan were $2,056, $1,183 and $968 in fiscal 2003, 2002 and 2001, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service life of each officer. Deferred compensation expense totaled approximately $50 in fiscal 2003, 2002 and 2001.

8.  Stock Option Plan

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003 and 2001: risk-free interest rate of 3% and 7%, respectively; dividend yield of 1%; volatility factor of the expected market price of the Company's common stock of .39 and .29, respectively, and a weighted-average expected life of the options of 5 years. No options were granted by the Company during fiscal 2002. The weighted-average fair value of options granted during fiscal 2003 and 2001 was $1.43 and $1.05, respectively.

A summary of the Company's stock option activity and related information is as follows:

                                                           Weighted-Average
                                             Shares         Exercise Price
                                             ---------     ----------------

     Outstanding at June 3, 2000              514,000            3.06
        Granted                                15,000            4.19
        Exercised                             (26,000)           3.00
        Forfeited                             (10,000)           3.00
                                             --------
     Outstanding at June 2, 2001              493,000            3.10
        Exercised                              (4,000)           3.00
        Forfeited                              (8,000)           3.00
                                             --------
     Outstanding at June 1, 2002              481,000            3.10
        Granted                                71,000            4.05
        Exercised                              (8,400)           3.38
                                             --------
     Outstanding at May 31, 2003              543,600            3.22
                                             ========

The Company has reserved 800,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At May 31, 2003, no shares were available for grant under the 1993 plan.

The Company has reserved 500,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR"). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. Compensation expense (benefit) of $1,119, $(240) and $380 applicable to this plan was recognized in fiscal 2003, 2002 and 2001, respectively.

The weighted average remaining contractual life of the options outstanding was 7 years at May 31, 2003, 6 years at June 1, 2002 and 8 years at June 2, 2001. Of the total options outstanding, 275,600, 203,800 and 110,000 were exercisable at May 31, 2003, June 1, 2002 and June 2, 2001, respectively.

9.  Income Taxes

Income tax expense (benefit) consisted of the following:

                                        Fiscal year ended
                            -----------------------------------------
                              May 31          June 1          June 2
                               2003            2002            2001
                            -----------------------------------------

     Current:
       Federal               $   (81)        $(6,031)        $   485
       State                     (29)              -               -
                            -----------------------------------------
                                (110)         (6,031)            485

     Deferred:
       Federal                 6,579             395           3,053
       State                     456            (154)            353
                            -----------------------------------------
                               7,035             241           3,406
                            -----------------------------------------
                             $ 6,925         $(5,790)        $ 3,891
                            =========================================

Significant components of the Company's deferred tax liabilities were as follows:

                                              May 31         June 1
                                               2003           2002
                                            -------------------------

     Deferred tax liabilities:
       Property, plant and equipment         $ 12,697       $ 12,151
       Cash basis temporary differences         2,389          2,548
       Inventories                             12,837         12,145
       Other                                    2,683          1,842
                                            -------------------------
     Total deferred tax liabilities            30,606         28,686

     Deferred tax assets:
       Federal and state net operating
        loss carryforwards                        416          5,994
       Other                                    3,640          3,177
                                            -------------------------
     Total deferred tax assets                  4,056          9,171
                                            -------------------------
     Net deferred tax liabilities            $ 26,550       $ 19,515
                                            =========================

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

                                                    Fiscal year ended
                                          -----------------------------------
                                            May 31       June 1       June 2
                                             2003         2002         2001
                                          -----------------------------------


Statutory federal income tax (benefit)     $ 6,507      $(5,564)     $ 3,643
State income taxes (benefit), net              301         (102)         233
Other, net (benefit)                           117         (124)          15
                                          -----------------------------------
                                           $ 6,925      $(5,790)     $ 3,891
                                          ===================================

Federal and state income taxes of $1,610, $100 and $219 were paid in fiscal 2003, 2002 and 2001, respectively. Federal and state income taxes of $1,377, $164 and $4,409 were refunded in fiscal 2003, 2002 and 2001, respectively. The Company has net operating loss carryforwards for state income tax purposes of $37,300, which expire at various dates in fiscal 2015 through 2022.

10.  Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company's long-term debt is estimated to be $111.2 million. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.


The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $4.1 million at May 31, 2003. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

In Fiscal 2003 and 2002, the Company recognized $9,466 and $1,862, respectively, in vendor settlements pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlements are reflected in the accompanying consolidated financial statements as a reduction of cost of sales.

On July 11, 2003, Cal-Maine's Board of Directors voted to explore the possibility of the Company becoming privately held.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 31, 2003, June 1, 2002 and June 2, 2001
(in thousands)


                                                                         Balance
                                  Balance at   Charged to   Write-off      at
                                  Beginning     Cost and        of       End of
Description                       of Period      Expense     Accounts    Period
--------------------------------------------------------------------------------

Year ended May 31, 2003:
Allowance for doubtful accounts      $175        $1,279        $296      $1,158

Year ended June 1, 2002:
Allowance for doubtful accounts      $590         $(5)         $410       $175

Year ended June 2, 2001:
Allowance for doubtful accounts      $305         $678         $393       $590

                              CAL-MAINE FOODS, INC.
                          Form 10-K for the fiscal year
                               Ended May 31, 2003
                                  EXHIBIT INDEX

     Exhibit
     Number                                    Exhibit
     -------                                   -------

      21                      Subsidiaries of Cal-Maine Foods, Inc

      23                      Consent of Independent Auditors

      31.1                    Certification of The Chief Executive Officer

      31.2                    Certification of The Chief Financial Officer

      32                      Written Statement of The Chief Executive
                               Officer and Chief Financial Officer