Form 10-Q
period 2003-08-30
CAL MAINE FOODS INC
filed 2003-10-06
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 30, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

Commission file number: 000-04892

                              CAL-MAINE FOODS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                64-0500378
-------------------------------          ------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

             3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (601) 948-6813
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                  Yes    No X


     Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of October 2, 2003.

Common Stock, $0.01 par value                            10,581,403 shares

Class A Common Stock, $0.01 par value                     1,200,000 shares

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
Part I.   Financial Information                                           Number

  Item 1.   Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
            August 30, 2003 and May 31, 2003                                 3

            Condensed Consolidated Statements of Operations -
            Three Months Ended August 30, 2003 and
            August 31, 2002                                                  4

            Condensed Consolidated Statements of Cash Flow -
            Three Months Ended August 30, 2003 and
            August 31, 2002                                                  5

            Notes to Condensed Consolidated Financial Statements             6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7

  Item 3.   Quantitative and Qualitative Disclosures of Market Risk         11

  Item 4.   Controls and Procedures                                         11

Part II.  Other Information

  Item 1.   Legal Proceedings                                               12

  Item 6.   Exhibits and Reports on Form 8-K                                13


  Signatures                                                                14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                            August 30, 2003                  May 31, 2003
                                                                            ---------------                  ------------
                                                                              (unaudited)                       (note1)
ASSETS
Current assets:
      Cash and cash equivalents                                                        $ 10,346                          $ 6,092
      Trade and other receivables                                                        27,060                           19,493
      Recoverable federal income taxes                                                    6,860                            6,860
      Inventories                                                                        50,185                           51,005
      Prepaid expenses and other current assets                                           2,067                            1,729
                                                                         --------------------------------------------------------
Total current assets                                                                     96,518                           85,179

Notes receivable and investments                                                          7,754                            7,254
Goodwill                                                                                  3,147                            3,147
Other assets                                                                              1,657                            1,620

Property, plant and equipment                                                           269,903                          267,671
Less accumulated depreciation                                                         (133,389)                        (129,479)
                                                                         --------------------------------------------------------
                                                                                        136,514                          138,192
                                                                         --------------------------------------------------------
      TOTAL ASSETS                                                                    $ 245,590                        $ 235,392
                                                                         ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Accounts payable and accrued expenses                                           $  37,253                        $  33,032
      Current maturities of long-term debt                                               12,369                           12,592
      Deferred income taxes                                                              11,806                           11,806
                                                                         --------------------------------------------------------
Total current liabilities                                                                61,428                           57,430

Long-term debt, less current maturities                                                  93,872                           95,652
Other non-current liabilities                                                             1,820                            1,481
Deferred income taxes                                                                    14,744                           14,744
                                                                         --------------------------------------------------------
      Total liabilities                                                                 171,864                          169,307

Stockholders' equity:
   Common stock $0.01 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 17,565,200 at August 30, 2003
      and May 31,2003                                                                       176                              176
   Class A common stock $0.01 part value, authorized, issued and
      outstanding 1,200,000 shares                                                           12                               12
    Paid-in capital                                                                      18,784                           18,784
    Retained earnings                                                                    67,837                           60,212
   Common stock in treasury-6,983,797 shares at August 30, 2003
      and 7,000,812 at May 31, 2003                                                    (13,083)                         (13,099)
                                                                         --------------------------------------------------------
   Total stockholders' equity                                                            73,726                           66,085
                                                                         --------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $245,590                         $235,392
                                                                         ========================================================

     See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                           13 Weeks Ended
                                                         August 30, 2003                 August 31, 2002
                                                 ----------------------------------------------------------------
Net sales                                                   $ 114,376                       $  82,218
Cost of sales                                                  87,701                          72,147
                                                 ----------------------------------------------------------------
  Gross profit                                                 26,675                          10,071
Selling, delivery and administrative                           13,255                          10,557
                                                 ----------------------------------------------------------------
  Operating income (loss)                                      13,420                            (486)
Other income (expense):
   Interest expense, net                                       (1,913)                         (2,219)
   Other                                                          692                              53
                                                 ----------------------------------------------------------------
                                                               (1,221)                         (2,166)
                                                 ----------------------------------------------------------------

   Income (loss) before income taxes                           12,199                          (2,652)
Income tax expense (benefit)                                    4,428                            (940)
                                                 ----------------------------------------------------------------
   Net income (loss)                                        $   7,771                       $  (1,712)
                                                 ================================================================
Net income (loss) per common share:
   Basic                                                    $     .66                       $    (.15)
                                                 ================================================================
   Diluted                                                  $     .65                       $    (.15)
                                                 ================================================================
Dividends per common share                                  $   .0125                       $   .0125
                                                 ================================================================
Weighted average shares outstanding:
   Basic                                                       11,779                          11,764
                                                 ================================================================
   Diluted                                                     12,034                          11,764
                                                 ================================================================


     See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       13 Weeks Ended
                                                                            August 30, 2003          August 31, 2002
                                                                     -----------------------------------------------
Cash provided by (used in) operations                                             $  8,727                  $(3,314)

Investing activities:
   Purchases of property, plant and equipment                                       (1,183)                  (1,248)
   Construction of production and processing facilities                             (1,168)                  (2,554)
   Payments received on notes receivable and from investments                           26                       31
   Increase in notes receivable and investments                                        (59)                    (110)
   Net proceeds from disposal of property, plant and equipment                          45                      261
                                                                     -----------------------------------------------
Net cash used in investing activities                                               (2,339)                  (3,620)

Financing activities:
   Net borrowings on note payable to bank                                                -                    7,500
   Principal payments on long-term debt                                             (2,003)                  (1,991)
   Sale of common stock from treasury                                                   16                        -
   Payments of dividends                                                              (147)                    (147)
                                                                     -----------------------------------------------
Net cash provided by (used in)financing activities                                  (2,134)                   5,362
                                                                     -----------------------------------------------
Net change in cash and cash equivalents                                              4,254                   (1,572)

Cash and cash equivalents at beginning of period                                     6,092                    4,878
                                                                     -----------------------------------------------
Cash and cash equivalents at end of period                                        $ 10,346                  $ 3,306
                                                                     ===============================================

     See notes to condensed consolidated financial statements.

                     CAL-MAINE FOODS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except share amounts)
                                 August 30, 2003
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 30, 2003 are not necessarily indicative of the results that may be expected for the year ending May 29, 2004.

     The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included the in Cal-Maine Foods, Inc. annual report on Form 10-K for the fiscal year ended May 31, 2003.

2.   Inventories

     Inventories consisted of the following:

                              August 30 2003               May 31, 2003
                    ----------------------------------------------------

Flocks                              $ 33,443                   $ 33,070
Eggs                                   3,251                      2,752
Feed and supplies                     11,034                     12,597
Livestock                              2,457                      2,586
                    ----------------------------------------------------
                                    $ 50,185                   $ 51,005
                    ====================================================


3.   Other Matters

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

     On July 24, 2003, after considering several investment banking firms, the Special Committee engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") to serve as investment adviser to the Committee in connection with the possible going private transaction. The selection of Houlihan Lokey was reported by the Committee to the full Board of Directors of the Company at a regular quarterly Directors meeting held the same day. Houlihan Lokey reports to the Special Committee and its final written opinion is addressed to the full Board of Directors of the Company. All expenses of a going private transaction, including Houlihan Lokey's fee, will be paid by the Company.

     It is contemplated that a going private transaction would be effected by means of a "reverse split" of the Company's Common Stock. This would require an amendment of the Company's Certificate of Incorporation that would result in fractional shares that would be purchased by the Company for cash.

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

     The Company's operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell egg sales, including feed sales to outside egg producers, account for 99% of the Company's net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

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

     The Company's cost of production is materially affected by feed costs, which average about 55% of the Company's total farm egg production cost. Changes in feed costs result in changes in the Company's cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

     According to U.S. Department of Agriculture reports, laying hen numbers on September 1, 2003 were lower than a year ago. Current industry projections are that, by calendar year end, the hen numbers will be slightly higher than last year. Current U.S. Department of Agriculture projections for the fall 2003 corn and soybean crop are for a smaller crop than earlier projected. This will likely result in higher feed ingredient cost for the year ahead.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales.


                                                       Percentage of Net Sales
                                                       -----------------------
                                                            13 Weeks Ended
                                              August 30, 2003             August 31, 2002
                                    ----------------------------------------------------------
Net sales                                               100.0  %                    100.0  %
Cost of sales                                            76.7                        87.8
                                    ----------------------------------------------------------
Gross profit                                             23.3                        12.2
Selling, delivery & administrative                       11.6                        12.8
                                    ----------------------------------------------------------
Operating income (loss)                                  11.7                       (0.6)
Other expense                                           (1.1)                       (2.6)
                                    ----------------------------------------------------------
Income (loss) before taxes                               10.6                       (3.2)
Income tax (benefit)                                      3.8                       (1.1)
                                    ----------------------------------------------------------
Net income (loss)                                         6.8  %                    (2.1)  %
                                    ==========================================================

     NET SALES

     Net sales for the first quarter of fiscal 2004 were $114.4 million, an increase of $32.2 million, or 39.1%, as compared to net sales of $82.2 million for the first quarter of fiscal 2003. Total eggs sold and egg selling prices increased in the current quarter as compared to a year ago. Dozens sold for the current quarter were 147.0 million dozen, an increase of 11.0 million dozen, or 8.1%, as compared to the first quarter of last year. The Company's net average selling price per dozen for the fiscal 2004 first quarter was $.746, compared to $.573 for the first quarter of last year, an increase of 30.2%. The Company's net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Usually, the first quarter of the Company's fiscal year is a weak quarter as to egg price and volume of sales. However, for the fiscal 2004 first quarter, domestic demand for eggs was good and a nearly balanced supply of eggs strengthened egg selling prices.

     COST OF SALES

     Total cost of sales for the first quarter ended August 30, 2003 was $87.7 million, an increase of $15.6 million, or 21.6%, as compared to the cost of sales of $72.1 million for last year's first quarter. The increase is due to an increase in dozens sold, cost of purchases from outside egg producers, and an increase in cost of feed. The 5.2% increase in dozens sold was provided mostly from an increase in dozens produced in Company facilities and a small increase in eggs purchases from outside producers. Due to the increase in egg selling prices, the cost of these outside purchases increased sharply, as reflected in the Company's 31.9% increase in average egg selling prices. Feed cost per dozen for the current first quarter was $.215, compared to $.205 per dozen for the comparable fiscal 2003 first quarter, an increase of 4.8%. Other operating costs remained in the same ranges for both the current and last year first fiscal quarters. The increase in egg selling prices offset the increase in cost of sales and resulted in a net increase in gross profit from12.2% for the quarter ended August 31, 2002 to 23.3% of net sales for the current quarter ended August 30, 2003.

     SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

     Selling, delivery and administrative expense for the first quarter ended August 30,2003 was $13.3 million, an increase of $2.7 million, or 25.5%, as compared to the expense of $10.6 million for the comparable period last year. Almost half of the increase, $1.4 million, is due increase in value of the Company's stock option plan. The market quotation for the Company's stock increased from $5.24 per share at May 30,2003 to $7.21 per share at August 30, 2003, and liability accounts were adjusted for the stock option plan. Due to overall increases in the insurance market, the cost of general business and property insurance increased $600,000 for the current quarter as compared to last year's comparable quarter. Franchise fees, concerning the Company's specialty egg sales, and professional fees, including legal and audit, increased $300,000 each. On a cost per dozen sold basis, selling, delivery and administrative expense increased from $.078 per dozen for the first quarter of fiscal 2003 to $.093 per dozen for the current quarter, an increase of 19.2%. Due to an increase in net sales, selling, delivery and administrative expense decreased from 12.8% for fiscal 2003 to 11.6% of net sales for the current fiscal year.

     OPERATING INCOME

     As a result of the above, operating income was $13.4 million for the first quarter ended August 30,2003, as compared to an operating loss of $486,000 for last fiscal year's first quarter. As a percent of net sales, the current fiscal 2004 quarter had operating income of 11.7%, compared to an operating loss of 0.6% for last year.

     OTHER EXPENSE

     Other expense for the first quarter ended August 30, 2003 was $1.2 million, a decrease of $1.0 million, compared to $2.2 million for the quarter and August 31, 2002. For the current fiscal quarter, other income increased $600,000, mostly from equity in income of affiliates, and net interest expense decreased $300,000, due to repayment of borrowings on the Company's line of credit. As a percent of net sales, other expense decreased from 2.6% for last year's first quarter to 1.1% for the current first quarter.

     INCOME TAXES

     As a result of the above, the Company had pre-tax income of $12.2 million for the quarter ended August 30, 2003, compared to pre-tax loss of $2.7 million for the quarter ended August 31, 2002. For the current first quarter, income taxes of $4.4 million were recorded with an effective tax rate of 36.3%, as compared to an income tax benefit of $940,000 with an effective tax rate of 35.4% for last year's first quarter.

     NET INCOME (LOSS)

     As a result of the above, net income for the first quarter ended August 30, 2003 was $7.8 million, or $.66 per basic and $.65 per diluted share, compared to net loss of $1.7 million, or $.15 per basic and diluted share for the quarter ended August 31, 2002. As a percent of net sales, net income was 6.8% for the quarter ended August 31, 2002, compared to net loss of 2.1% for the quarter ended August 30, 2003.


     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at August 30, 2003 was $35.1 million compared to $27.7 million at May 31, 2003. The Company's current ratio was 1.57 at August 30, 2003 as compared with 1.48 at May 31, 2003. The Company's need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks none of which was utilized at August 30, 2003. The Company's long-term debt at August 30, 2003, including current maturities, amounted to $106.2 million, as compared to $108.2 million at May 31, 2003.

     For the thirteen weeks ended August 30, 2003, $8.7 million in net cash was provided by operating activities. This compares to net cash used of $3.3 million for the comparable period last year. In the current fiscal quarter, $1.2 million was used for purchases of property, plant and equipment and $1.1 million used for construction projects. Approximately $147,000 used for payments of dividends on the common stock and $2.0 million was used for repayments on long-term debt. The net result of these current activities was an increase in cash of $4.3 million since May 31, 2003.


     Substantially all trade receivables and inventories collateralize the Company's line of credit, and property, plant and equipment collateralize the Company's long-term debt. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital and net worth;
(2) limit dividends, capital expenditures, lease obligations and additional long-term borrowings; and (3) maintain various current and cash-flow coverage ratios, among other restrictions. At August 30, 2003, the Company is in compliance with the provisions of all loan agreements, including any provisions waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

     In fiscal 2001, the Company began construction of a new shell egg production and processing facility in Guthrie, Kentucky, with completion of the facility expected in the next fiscal quarter. The total cost of the facility is approximately $18.0 million, of which $16.0 million was incurred through August 31, 2002. The Company has commitments from an insurance company to receive $5.0 million in long-term borrowings and from a leasing company to receive $7.5 million applicable to the Guthrie facility. Including the construction project, the Company has projected capital expenditures of $11.0 million fiscal 2004, which will be funded by cash flows from operations and additional long-term borrowings.

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

     Impact of Recently Issued Accounting Standards. In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has investments in various affiliates established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to the Company, except for one entity for which the Company guarantees 50% of its debt. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss. The Company has the ability to exercise significant influence over operating and financial policies. However, the Company does not have a controlling interest in the respective entities. At May 31, 2003, the Company's aggregate net investment in these entities totaled $6 million. The portion of the debt guaranteed was $7.2 million at May 31, 2003. These amounts represent the Company's maximum exposure to loss at May 31, 2003 as a result of its involvement with these entities.

     Forward Looking Statements. The foregoing statements contain forward-looking statements that involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" below, as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

     Factors Affecting Future Performance. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include adverse changes in shell egg prices and in the grain markets. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indication of future performance.



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

Management suggests that the Company's Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 31, 2003, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company's consolidated financial statements are described below.

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



ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     There have been no material changes in the market risk reported in the Company's fiscal 2003 annual report on Form 10-K.



ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the date of their most recent evaluation.

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


     On August 18, 2003, a complaint, styled H. David Schneider v. Cal-Maine Foods Inc., et al. C.A. No. 20493-NC (the "Schneider Action"), was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County.

     The suit seeks class action status and alleges the Company and its directors are attempting to freeze out the Company's public shareholders in connection with the proposed going private transaction announced by the Company on July 14, 2003, conflicts of interests, self-dealing and lack of good faith dealing. The suit asks for a preliminary and permanent injunction to enjoin the defendants from proceeding with the proposed going private transaction, damages in the event the transaction is consummated, and an accounting to class members for their damages.


     On August 25, 2003, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors styled Pyles v. Cal-Maine Foods, Inc., et al., C.A. No. 20507 (the "Pyles Action"). The proposed class in the Pyles Action consists of all holders of the Company's common stock other than the directors of the Company, their affiliates and the Company's ESOP. The complaint in the Pyles Action generally alleges, among other things, that the directors breached their fiduciary duties in approving the reverse stock split, that the structure and timing of the reverse split is unfair to the holders of the Company's common stock other than the directors of the Company and the participants in the Company's ESOP and the price being paid for fractional shares in the reverse split is unfair. The complaint in the Pyles Action seeks preliminary and permanent injunctions to prevent consummation of the reverse stock split, rescission or rescissory damages in the event the reverse stock split is consummated and damages as a result of the alleged breaches of fiduciary duty. On August 26, 2003, the plaintiff in the Pyles Action filed a motion for expedited proceedings, motion for preliminary injunction and served discovery requests on the Company and its directors. As of the date of this report, the Court of Chancery has not scheduled a date and time to hear the plaintiff's request to expedite proceedings in the Pyles Action.


     On September 2, 2003, with the consent of the parties to each action the Court of Chancery entered an order consolidating the Schneider Action with the Pyles Action into one proceeding styled, In re Cal-Maine Foods, Inc. Stockholders Litigation, C.A. No. 20507 (the "Consolidated Action"). That same day, the Court of Chancery agreed to hear plaintiffs' motion for preliminary injunction on October 1, 2003. On or about September 16, 2003, the parties to the Consolidated Action advised the Court that the Court did not need to hear plaintiffs' motion for preliminary injunction on October 1 as the date of the meeting to vote on the going private transaction had been delayed. The parties are attempting to reschedule the date for the hearing on plaintiffs' motion for preliminary injunction in advance of the new date for the stockholders' meeting to vote on the going private transaction.

     On September 25, 2003, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors styled Twin Valley Farms Exchange, Inc., Leon Eshelman, Valeria Eshelman, Gary Eshelman, Pamela Fredricks, and Terry Bixler v. Cal-Maine Foods, Inc., et al., C.A. No. 20576-NC (the "Twin Valley

Farms Action"). The proposed class in the Twin Valley Farms Action consists of all holders of the Company's common stock other than the directors of the Company, their affiliates and the Company's ESOP. All of the directors of the Company are named as defendants in the Twin Valley Farms Action. The complaint in the Twin Valley Farms Action generally alleges, among other things, that the proposed reverse split is the product of unfair dealing by the directors of the Company and that the price to be paid in lieu of fractional shares does not reflect the intrinsic value of the Company nor does it constitute "fair value" pursuant to the General Corporation Law of the State of Delaware.

     On September 25, 2003, the plaintiffs in the Twin Valley Farms Action also filed a motion to consolidate the Twin Valley Farms Action with the Consolidated Action. By order dated September 29, 2003, the Twin Valley Farms Action was consolidated with and into the Consolidated Action. The Company and its directors intend to vigorously defend the Consolidated Action and are of the opinion that the suits described included therein are without merit.


     The Schneider Action, Pyles Action and Twin Valley Farms Action were previously reported by the Company in its Form 8-K current reports dated August 18, 2003, August 25, 2003 and September 25, 2003, respectively



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

             No.                      Description
             --                       -----------

            31.1      Certification of The Chief Executive Officer
            31.2      Certification of The Chief Financial Officer
            32.0 Written Statement of The Chief Executive Officer and The Chief Financial Officer


     b.   Reports on Form 8-K

     (i) Form 8-K filed July 14, 2003, reporting on July 11, 2003, under Item 5 " Other Events" that the Company voted to explore the possibility of the Company becoming privately held.

     (ii) Form 8-K filed August 13, 2003, reporting on July 25, 2003, under Item 12 " Results of Operations and Financial Condition," provided under
          Item 9 " Regulation FD Disclosure" the Company's press release announcing financial results for the quarter and fiscal year ended May 31, 2003.

     (iii) Form 8-K filed August 18, 2003, reporting on August 18, 2003, under
          Item 5 " Other Events" and under Item 7 " Financial Statements and Exhibits" the Company's press release announcing that the Company voted for a 1 for 2,500 reverse stock split, and that shareholder's owning less than 2,500 shares would receive cash in the amount of $7.35 in lieu of fractional shares.

     (iv) Form 8-K filed August 22, 2003, reporting on August 18, 2003, under
          Item 5 " Other Events and Required FD Disclosure" and under Item 7 " Financial Statements and Exhibits" that a class action suit styled H. David Schneider v. Cal-Maine Foods Inc., et al., C.A. No. 20493-NC, was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County in connection with the proposed going private transaction announced by the Company on July 14, 2003.

     (v)  Form 8-K filed August 29, 2003, reporting on August 25, 2003, under
          Item 5 " Other Events and Required FD Disclosure" and under Item 7 " Financial Statements and Exhibits" that a class action suit styled Pyles v. Cal-Maine Foods Inc., et al., C.A. No. 20507, was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County in connection with the proposed going private transaction announced by the Company on July 14, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAL-MAINE FOODS, INC.
                              (Registrant)


Date:  October 6, 2003        /s/ Bobby J. Raines
                              --------------------------------------------
                              Bobby J. Raines
                              Vice President/Treasurer
                              (Principal Financial Officer)


Date:  October 6, 2003        /s/ Charles F. Collins
                              --------------------------------------------
                              Charles F. Collins
                              Vice President/Controller
                              (Principal Accounting Officer)