Form 10-K/A
period 2003-05-31
CAL MAINE FOODS INC
filed 2003-11-12
CIK 16160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended May 31, 2003

          Cal-Maine Foods Inc.
(Exact name of Registrant as specified in its charter)

Delaware	000-04892	64-0500378
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification Number)
3320 Woodrow Wilson Avenue, Jackson, Mississippi	39207
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:   (601) 948-6813

        The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended May 31, 2003, as set forth in the pages attached hereto:

Part I	Item 1.	Business

Part II.	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part III.	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
	Item 13.	Certain Relationships and Related Transactions

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Cal-Maine Foods Inc.

Date: November 10, 2003	By: /s/ Charles F. Collins Charles F. Collins Vice President & Controller (Principal Accounting Officer)

Cal-Maine Foods Inc.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2003

PART I

ITEM 1. BUSINESS

General

        Cal-Maine Foods, Inc. (“Cal-Maine” or the “Company”) was incorporated in Delaware in 1969. The Company’s primary business is the production, cleaning, grading, and packaging of fresh shell eggs for sale to shell egg retailers. Shell egg sales, including feed sales to outside egg producers, accounted for approximately 99% of the Company’s net sales in fiscal 2003 and 98% in fiscal 2002. The Company is the largest producer and distributor of fresh shell eggs in the United States and during fiscal 2003, had sales of approximately 571 million dozen shell eggs. This volume represents approximately 13% of all shell eggs sold in the United States. The Company markets the majority of its eggs in 26 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

        The Company’s principal executive offices are located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209, and its telephone number is 601-948-6813. Except as otherwise indicated by the context, references herein to “the Company” or “Cal-Maine” include all subsidiaries of the Company.

Possible “Going Private” Transaction

        As reported in the Company’s Form 8-K Current Report dated July 11, 2003, at a special meeting held on that date Cal-Maine’s Board of Directors unanimously voted to explore the possibility of the Company becoming privately owned. At the same meeting, the Board also appointed a Special Committee comprised of three independent directors to consider the feasibility of “going private” and, in that regard, to ensure that the best interests of the Company and its shareholders would be served by such a course of action.

        The members of the Special Committee are W.D. Cox, Letitia C. Hughes and R. Faser Triplett, M.D. Following their appointment, the Committee members held an organizational meeting and elected Dr. Triplett as the Committee’s Chairman. In addition, the Committee decided to interview certain investment banking firms for purposes of obtaining an opinion as to the fairness from a financial standpoint of the price to be paid by the Company for shares to be purchased in a going private transaction, as well as to assist the Committee in evaluating alternative methods of going private. In addition, the Committee selected and engaged its own independent counsel to advise and represent the Committee on related legal matters.

        On July 24, 2003, after considering several investment banking firms, the Special Committee engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to serve as investment adviser to the Committee in connection with the possible going private transaction. The selection of Houlihan Lokey was reported by the Committee to the full Board of Directors of the Company at a regular quarterly Directors meeting held the same day. Houlihan Lokey will report to the Special Committee and its final written opinion will be addressed to the full Board of Directors of the Company. All expenses of a going private transaction, including Houlihan Lokey’s fee, will be paid by the Company.

        It is presently contemplated that a going private transaction would be effected by means of a “reverse split” of the Company’s Common Stock. This would require an amendment of the Company’s Certificate of Incorporation that would result in fractional shares that would be purchased by the Company for cash. If a going private transaction is effected, as to which the Company can make no representation or prediction, the reporting and other applicable requirements of the Securities Exchange Act of 1934 will no longer apply to the Company or to any officer, director or controlling stockholder of the Company.

        (On November 6, 2003, the Company issued a press release announcing the termination of the going private transaction.)

Growth Strategy and Acquisitions

        The Company has for many years pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, the Company has consummated ten acquisitions, adding an aggregate of 21 million layers to its capacity, and built six new “in-line” shell egg production and processing facilities and one pullet growing facility, adding 6.5 million layers and 1.5 million growing pullets to its capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, cleaning, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

        As a result of the Company’s strategy, the Company’s total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 22.7 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 525.3 million over the past five fiscal years. Net sales amounted to $387.5 million in fiscal 2003 compared to net sales of $69.9 million in fiscal 1988.

        The Company’s acquisitions and construction of larger facilities, described in the tables below, reflect the continuing concentration of shell egg production in the United States in a decreasing number of shell egg producers. The Company believes that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

Acquisitions of Egg Production and Processing Facilities

Fiscal Year (1)	Seller	Location	Layers Acquired
1989	Egg City, Inc.	Arkansas	1,300,000
1990	Sunny Fresh Foods, Inc.	(2)	7,500,000
1991	Sunnyside Eggs, Inc.	North Carolina	1,800,000
1994	Wayne Detling Farms	Ohio	1,500,000
1995	A & G Farms	Kentucky	1,000,000
1997	Sunbest Farms	Arkansas	600,000
1997	Southern Empire Egg Farm, Inc.	Georgia	1,300,000
1998	J&S Farms / Savannah Valley Egg	Georgia	900,000
1999	Hudson Brothers, Inc.	Kentucky	1,200,000
2000	Smith Farms	Texas/Arkansas	3,900,000

	Total		21,000,000

(1)     The Company’s fiscal year ends on the Saturday closest to May 31.

(2)     New Mexico, Kansas, Texas, Alabama, Oklahoma, Arkansas and North Carolina

Construction of Egg Production, Pullet Growing and Processing Facilities (1)

Fiscal Year Completed	Location	Layer Capacity	Pullet Capacity
1990	Mississippi	1,000,000	200,000
1992	Louisiana	1,000,000	--
1992	Mississippi	--	500,000
1994	Mississippi	1,000,000	--
1996	Texas	1,000,000	250,000
1999	Kansas	1,250,000	250,000
2001	Texas	1,300,000	300,000

	Total	6,550,000	1,500,000

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

        The construction of new, more efficient production and processing facilities is an integral part of the Company’s growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits, that could cause schedule delays, although the Company has not experienced any significant delays in the past.

Shell Eggs

        Production.       The Company’s operations are fully integrated. At its facilities, it hatches chicks, grows pullets, manufactures feed and produces and distributes shell eggs. Company-owned facilities accounted for approximately 87% of its total fiscal 2003 egg production, with the balance attributable to contract producers used by the Company.

        Under Cal-Maine’s arrangements with its contract producers, the Company owns the entire flock, furnishes all feed and supplies, owns the shell eggs produced, and assumes all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

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

        Feed cost represents the largest element of the Company’s farm egg production cost, ranging from 54% to 56% of total cost in the last five years, or an average of approximately 55%. Although feed ingredients are available from a number of sources, the Company has little, if any, control over the prices of the ingredients it purchases, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of the Company’s operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, the Company has tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

        After the eggs are produced, they are cleaned, graded, and packaged. Substantially all of the Company-owned farms have modern “in-line” facilities that mechanically gather, clean, grade and package the eggs produced. The increased use of in-line facilities has generated significant cost savings as compared to the cost of eggs produced from non-in-line facilities. In addition to greater efficiency, the in-line facilities produce a higher percentage of grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to the Company’s processing plants where they are cleaned, graded and packaged.

        The Company’s egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease factors. These risks are not within the Company’s control and could have a material adverse effect on its operations. Also, the marketability of the Company’s shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

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

        Sales of shell eggs primarily are made to national and regional supermarket chains that buy direct from the Company. During fiscal 2003, two customers accounted for more than 10% of net sales. A major Texas grocery retailer, H.E.Butt Grocery Company, accounted for 12.8% of net sales and two affiliated national retailers, Wal-Mart and Sam’s Club, on a combined basis accounted for 21.3% of net sales. The Company has no long-term contracts with any of these customers. The Company’s top 10 customers accounted for 63% of net sales in the aggregate. The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although the Company has established long-term relationships with many of its customers, they are free to acquire shell eggs from other sources.

        The Company sells its shell eggs at prices generally related to independently quoted wholesale market prices. Over 90% of all eggs sold in the U.S to retail and food service customers are sold at prices related to the Urner Barry Company (“Urner Barry”) wholesale quotation for shell eggs. The quotes are determined by Urner Barry by canvassing sellers and buyers of various commodities. Urner Barry also provides quotations for the chicken, turkey, fish and beef industries. Wholesale prices are subject to wide fluctuations. The prices of the Company’s shell eggs reflect fluctuations in the quoted market, and the results of the Company’s shell egg operations are materially affected by changes in market quotations. Egg prices also reflect a number of economic conditions, such as the supply of eggs and the level of demand, which, in turn, are influenced by a number of factors that the Company cannot control. No representation can be made as to the future level of prices.

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

        According to U.S. Department of Agriculture (“USDA”) reports, the annual per capita consumption of shell eggs in the United States since 1990 has ranged from 234 to 253, averaging 240, with the peak consumption of 253 occurring in 2001. While the Company believes that increased fast food restaurant consumption, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future. A discussion of current USDA flock size projections is included in Part II of this report under capital resources and liquidity.

        The Company sells the majority of its shell eggs in approximately 26 states across the southwest, southeast, mid-west and mid-Atlantic regions of the United States. Cal-Maine is a major factor in egg marketing in a majority of these states. Many states in Cal-Maine’s market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of the Company’s markets.

        Specialty Eggs. The Company also produces specialty eggs such as Eggo land’s Best™ and Farmhouse eggs. Eggo land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. Cal-Maine produces and processes Eggo land’s Best™ eggs, under license from Eggo land’s Best, Inc. (“EB”), at its existing facilities, under Eggo land’s Best guidelines. The guidelines include proprietary feed formulations and egg handling procedures to insure product quality. The product is marketed to the Company’s established base of customers at prices that reflect a premium over ordinary shell eggs. Eggo land’s Best™ eggs accounted for approximately 6.1% of the Company’s net sales in fiscal 2003. “Farmhouse” brand eggs are produced at Company facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs accounted for 2.5% of net sales in fiscal 2003. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

        Livestock.       The Company’s livestock operations consist primarily of the operation of a 1,440 head dairy facility, from which milk sales are made to a major milk processor. Milk and cattle sales were approximately 1% of the Company’s net sales in fiscal 2003.

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

        Patents and Tradenames. The Company does not own any patents or proprietary technologies, but does market products under tradenames including Rio Grande, Farmhouse, and Sunups. Cal-Maine produces and processes Eggoland’s Best™ eggs, under license from EB, as indicated above.

        Government Regulation. The Company’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control, and waste disposal.The Company’s shell egg facilities are subject to periodic USDA inspections. Cal-Maine maintains its own inspection program to assure compliance with the Company’s own standards and customer specifications.

        Management believes that the Company is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such statutes and regulations. Events beyond the control of the Company, however, such as an outbreak of disease in its flocks or the adoption by governmental agencies of more stringent regulations, could materially and adversely affect the Company’s operations.

        Employees.       As of May 31, 2003, the Company had a total of approximately 1,534 employees of whom 1,355 worked in egg production, processing and marketing, 92 were engaged in feed mill operations, 40 in dairy activities, and 47 were administrative employees, including officers, at the Company’s executive offices. About 9% of the Company’s personnel are part-time. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

PART II

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is primarily engaged in the production, cleaning, grading, packing, and sale of fresh shell eggs. The Company’s fiscal year end is the Saturday nearest to May 31 which was May 31, 2003 (52 weeks) June 1, 2002 (52 weeks) and June 2, 2001 (52 weeks) for the most recent three fiscal years.

        The Company’s operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for 99% of the Company’s net sales in fiscal 2003 and 98% in fiscal 2002. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

        The Company currently uses contract producers for approximately 13% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased, as needed, for resale by the Company from outside producers.

        The Company’s operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of the Company’s control. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in egg production during the spring and early summer.

        The Company’s cost of production is materially affected by feed costs, which average about 55% of Cal-Maine’s total farm egg production cost. Changes in feed costs result in changes in the Company’s cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

RESULTS OF OPERATIONS

        The following table sets forth, for the years indicated, certain items from the Company’s consolidated statements of operations expressed as a percentage of net sales.

Percentage of Net Sales
Fiscal Years Ended

	May 31, 2003	June 1, 2002		June 2, 2001
Net sales	100.0%	100.0%		100.0%
Cost of sales	81.3	89.5		83.5

Gross profit	18.7	10.5		16.5
Selling, general & administrative expenses	11.9	12.9		11.8

Operating income (loss)	6.8	(2.4)		4.7
Other income (expense)	(1.9)	(2.6)		(1.7)

Income (loss) before taxes	4.9	(5.0)		3.0
Income tax expense (benefit)	1.8	(1.8)		1.1

Net income (loss)	3.1%	(3	.2)%	1.9%

Fiscal Year Ended May 31, 2003 Compared to Fiscal Year Ended June 1, 2002

        Net Sales. Net sales for the fiscal year ended May 31, 2003 were $387.5 million, an increase of $61.3 million, or 18.8%, from net sales of $326.2 million for fiscal 2002. Total dozens of eggs sold increased in fiscal 2003 and egg selling prices increased as compared with prices in fiscal 2002. In fiscal 2003, total dozens of shell eggs sold were 570.7 million, an increase of 8.9 million dozen, or 1.6%, compared to 561.8 million dozen sold in fiscal 2002. Consumer demand was good and egg supply was balanced, which resulted in higher egg selling prices during fiscal 2003. The Company’s average selling price of shell eggs increased from $.549 per dozen for fiscal 2002 to $.645 per dozen for fiscal 2003, an increase of $.096 per dozen, or 17.5%.

        Cost of Sales. Cost of sales for the fiscal year ended May 31, 2003 was $315.2 million, an increase of $23.4 million, or 8.0%, as compared to cost of sales of $291.8 million for last fiscal year. While dozens sold increased, cost of purchases from outside egg producers and cost of feed ingredients increased, offset by the Company’s $9.5 million recovery share of a class action feed ingredient lawsuit. The 1.6 % increase in dozens sold was from increases in dozens produced in Company facilities and in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to higher egg market selling prices. Feed cost for fiscal 2003 was $.213 per dozen, compared to $.193 per dozen for last fiscal year, an increase of 10.4%. A 17.5% increase in egg selling prices, offset by higher feed ingredient costs and higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 10.5% of net sales for fiscal 2002 to 18.7% of net sales for fiscal 2003.

        Selling, General and Administrative Expenses. Selling, general and administrative expense was $46.0 million in fiscal 2003, an increase of $3.7 million, or 8.7%, as compared to an expense of $42.3 million for fiscal 2002. The increase is due to increases in insurance expense, bad debt reserves and value of the Company’s stock option plan. Due to overall increases in the insurance market during fiscal 2003, the cost of general business and property insurance increased $1.0 million. In the fourth quarter of fiscal 2003, a customer, Fleming Inc., filed for bankruptcy and the Company adjusted its bad debt allowance for $1.1 million. Due to the increase in the market quote of the Company’s stock, from $3.78 per share at June 2, 2002 to $5.24 per share at May 31,2003, the increased value of $1.1 million of the Company’s stock option plan liability was recorded. Other selling, general and administrative expenses, including delivery, have increased approximately $500,000. As a percent of net sales, selling, general and administrative expense decreased from 12.9% for fiscal 2002 to 11.9% for fiscal 2003 due to higher average egg selling prices in fiscal 2003.

        Operating Income (Loss). As a result of the above, the Company’s operating income was $26.2 million for fiscal 2003, as compared to an operating loss of $7.9 million for fiscal 2002. As a percent of net sales, the operating income for fiscal 2003 was 6.8%, as compared to an operating loss of 2.4% for fiscal 2002.

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

        Income Taxes. As a result of the above, the Company’s pre-tax income was $19.1 million for the fiscal 2003 year, compared to pre-tax loss of $16.4 million for fiscal 2002. The Company had an income tax expense of $6.9 million in fiscal 2003 with an effective tax rate of 36.2%, as compared to income tax benefit of $5.8 million with an effective rate of 35.4% for fiscal 2002.

        Net Income (Loss). As a result of the above, net income for fiscal 2003 was $12.2 million or $1.03 per diluted share, compared to net loss of $10.6 million, or $0.90 per basic and diluted share for fiscal 2002

Fiscal Year Ended June 1, 2002 Compared to Fiscal Year Ended June 2, 2001

        Net Sales. Net sales for the fiscal year ended June 1, 2002 were $326.2 million, a decrease of $32.2 million, or 9.0%, from net sales of $358.4 million for fiscal 2001. Total dozens of eggs sold increased in fiscal 2002 and egg selling prices decreased as compared with prices in fiscal 2001. In fiscal 2002, total dozens of shell eggs sold were 561.8 million, an increase of 16.7 million dozen, or 3.1%, compared to 545.1 million dozen sold in fiscal 2001. Although consumer demand was good, increased egg supply resulted in lower egg selling prices during fiscal 2002. The Company’s average selling price of shell eggs decreased from $.625 per dozen for fiscal 2001 to $.549 per dozen for fiscal 2002, a decrease of $.076 per dozen, or 12.2%.

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

        Operating Income (Loss). As a result of the above, the Company’s operating loss was $7.9 million for fiscal 2002, as compared to operating income of $16.7 million for fiscal 2001. As a percent of net sales, the operating loss for fiscal 2002 was 2.4%, as compared to operating income of 4.7% for fiscal 2001.

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

        Income Taxes. As a result of the above, the Company’s pre-tax loss was $16.4 million for the fiscal 2002 year, compared to pre-tax income of $10.7 million for fiscal 2001. The Company had an income tax benefit of $5.8 million in fiscal 2002 with an effective tax rate of 35.4%, as compared to income tax expense of $3.9 million with an effective rate of 36.3% for fiscal 2001.

        Net Income (Loss). As a result of the above, net loss for fiscal 2002 was $10.6 million or $0.90 per basic and diluted share, compared to net income of $6.8 million, or $0.57 per basic share and $0.56 per diluted share for fiscal 2001

         Capital Resources and Liquidity. The Company’s working capital at May 31, 2003 was $27.7 million compared to $17.3 million at June 1, 2002. The Company’s current ratio was 1.48 at May 31, 2003 as compared with 1.30 at June 1, 2002. The Company’s need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks, none of which was utilized at May 31, 2003. The Company’s long-term debt at May 31, 2003, including current maturities, amounted to $108.2 million, as compared to $118.4 million at June 1, 2002.

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

        As discussed in Item1 Business, the Company is exploring the possibility of becoming privately owned. Proposed funding for the transaction would be provided by a $6.9 million income tax refund receivable, an additional $5.0 million long-term borrowing from an insurance company, and short term borrowings under the Company’s bank line of credit.

         According to U.S. Department of Agriculture (“USDA”) reports, the chick hatch for the first six months of calendar 2003 was lower than in the same six-month period in 2002. The chick hatch data indicates the potential number of hens to be placed in the layer flocks in the upcoming 6 month period. The projected hen numbers , using chick hatch data and USDA fowl slaughter reports, for the balance 2003 and the first half of 2004 should be no greater than the year earlier. This could result in a better egg supply-demand balance in the year ahead. Current projections for the fall 2003 corn and soybean crop are good and could result in reasonable feed ingredient cost for the year ahead.

        Substantially all trade receivables and inventories collateralize the Company’s line of credit, and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $55.0 million tangible net worth); (2) limit dividends (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 70%); and (3) maintain various current and cash-flow coverage ratios (1.25 to1), among other restrictions. At May 31, 2003, the Company is in compliance with the provisions of all loan agreements, including any provisions waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

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

        The Company has $2.5 million of deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are generally payable over the 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control. Payment of the $2.5 million deferred tax liability would reduce the Company’s cash, but would not impact the Company’s consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on the Company’s consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

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

Management suggests that the Company’s Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company’s consolidated financial statements are described below.

Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Investment in Affiliates. The Company has invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. The Company’s ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in the Company’s financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. The combined total assets and total liabilities of these companies were approximately $51 million and $30 million, respectively, at May 31, 2003. The Company is a guarantor of approximately $7.2 million of long-term debt of one of the affiliates. See note 2,Investment in Affiliates, to Company’s consolidated financial statements for further information as to the Company’s ownership interests in its affiliates.

Goodwill.     At May 31, 2003, the Company’s goodwill balance represented 1.3% of total assets and 4.8% of stockholders’ equity. Goodwill primarily relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. The Company elected to adopt, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value.

        The Company has only one operating segment, which is its sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

Income Taxes. The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes. The Company is periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate.

         Impact of Recently Issued Accounting Standards. The Company adopted the provisions of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) in the first quarter of fiscal 2002. Because the Company is not a party to derivative financial instruments, the adoption of SFAS No. 133 had no effect on the consolidated financial statements of the Company upon adoption.

        Effective June 3, 2001, the Company adopted Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        The Company also adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”(SFAS No 142), effective June 3, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed its transitional impairment test in the quarter ended December 1, 2001 and no impairment loss resulted.

        In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” The adoption of SFAS No. 144 had no effect on the Company’s consolidated results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has investments in various affiliates (see Note 2) established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to the Company, except for one entity for which the Company guarantees 50% of its debt. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss. The Company has the ability to exercise significant influence over operating and financial policies. However, the Company does not have a controlling interest in the respective entities. At May 31, 2003, the Company’s aggregate net investment in these entities totaled $6 million. The portion of the debt guaranteed was $7.2 million at May 31, 2003. These amounts represent the Company’s maximum exposure to loss at May 31, 2003 as a result of its involvement with these entities. The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in these entities.

        Forward Looking Statements. The foregoing statements contain forward-looking statements which involve risks and uncertainties and the Company’s actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in “Factors Affecting Future Performance” below, as well as future events that have the effect of reducing the Company’s available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company’s reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

        Factors Affecting Future Performance. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include adverse changes in shell egg prices and in the grain markets. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company’s prior performance should not be presumed to be an accurate indication of future performance.

        Because definitive proxy soliciting material relating to the 2003 Annual Meeting of Shareholders of Cal-Maine Foods Inc.(the “Company”) was not filed within 120 days, the information called for by items 10, 11,12 and 13 of Part III of the Company’s Annual Report on Form 10-K for the year ended May 31, 2003 is included in this Amendment No. 1 to such Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Name	Age	Tenure and Business Experience
Fred R. Adams, Jr. (1) (3) Chairman of the Board of Directors, Chief Executive Officer and Director	71
Fred R. Adams, Jr. has served as the Chief Executive Officer and director of the Company since its formation in 1969 and as the
Chairman of its Board of Directors since 1982. He is a director and past chairman of National Egg Company, United Egg Producers,
Mississippi Poultry Association, U.S. Egg Marketers, Inc., and
Egg Clearinghouse, Inc. Mr. Adams is the father-in-law of Mr.
		Baker.
Richard K. Looper (1) Vice Chairman of the Board of Directors and Director	76
Richard K. Looper served as President and Chief Operating Officer of the Company from 1983 to January 1997. Previously, he had served as Executive Vice President of the Company since 1982 and was originally employed by the Company in 1974. Mr. Looper is a past chairman of the American Egg Board and U.S. Egg Marketers,
Inc. and presently serves as Chairman of Egglands Best, Inc. He
		has served as a director of the Company since 1982.
Adolphus B. Baker (1) President, Chief Operating Officer and Director	46
Adolphus B. Baker was elected President and Chief Operating
Officer in January 1997. He was serving as Vice President and
Director of Marketing of the Company when elected President.
Previously, he had served as Assistant to the President since
1987 and has been employed by the Company since 1986. He has been a director of the Company since 1991. Mr. Baker is a member of the American Egg Board Executive Committee, Past Chairman of
Mississippi Poultry Association, and is a past chairman of Egg
Clearinghouse, Inc. Mr. Baker is a director of Trustmark
National Bank of Jackson, Mississippi. Mr. Baker is Mr. Adams'
		son-in-law.
Bobby J. Raines (1) Vice President, Chief Financial Officer, Treasurer, Secretary and Director	70
Bobby J. Raines has served as Vice President, Chief Financial
Officer, Treasurer and Secretary of the Company since 1972.
Previously, he had handled various operational responsibilities and has been employed by the Company since its formation in
		1969. He has served as a director of the Company since 1982.
Jack B. Self, Vice President/Operations and Production and Director	73	Jack B. Self has been Vice President/Operations and Production of the Company since 1977. He has served as a director of the Company since 1983.
Joe M. Wyatt Vice President/Feed Mill Division and Director	64	Joe M. Wyatt has been Vice President/Feed Mill Division since 1977 and has been employed by the Company since its formation in 1969. He has served as a director of the Company since 1983.
Charles F. Collins Vice President, Controller and Director	59	Charles F. Collins has served as Vice President and Controller of the Company since 1978. He has served as a director of the Company since 1983. He has been employed by the Company since 1969.
W. D. (Jack) Cox (2) (3) Director	77
W. D. (Jack) Cox has served as a director of the Company since
September 1996. Mr. Cox has been a consultant to various food companies and a major farm implement Company since October 1990.
Prior thereto, he served as Vice President for vegetable oil procurement at Kraft, Inc. ("Kraft"), and was a consultant to offshore and Canadian locations of Kraft's facilities. In the early 1980s, Mr. Cox was Vice President for commodities and
ingredients of Nabisco Brands, Inc. From 1970 to 1972 Mr. Cox
		was employed by the Company as Vice President for egg products.

R. Faser Triplett, M.D. (2)(3)	69
R. Faser Triplett, M.D., has served as a director of the Company since September 1996. Dr. Triplett is a retired physician and a
Clinical Assistant Professor at the University of Mississippi
School of Medicine. He is the majority owner of Avanti Travel,
		Inc.
Letitia C. Hughes(2)	51
Letitia C. Hughes was elected as a director of the Company in
July of 2001. Since 1974 Ms. Hughes has been associated with
Trustmark National Bank, Jackson, Mississippi, in managerial positions. She is presently serving as Senior Vice-President,
		Manager, Private Banking.

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

        The Company’s executive officers serve as executive officers at the pleasure of the Board. None of the officers or directors have been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanor). None of the executive officers or directors have been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to federal or state securities laws, or a finding of any violation of federal or state securities laws.

Board and Committee Meetings

The Board of Directors of the Company held four meetings in the fiscal year ended May 31, 2003. The Executive Committee of the Board consists of Messrs. Adams, Looper, Baker and Raines. The Board also has a Compensation Committee consisting of Messrs. Adams, Cox and Triplett, and an Audit Committee consisting of Messrs. Cox and Triplett and Ms. Hughes. The Board does not have a nominating committee or committee performing similar functions. This function is performed by the Executive Committee.

The Executive Committee may exercise all of the powers of the full Board of Directors, except for certain major actions, such as the adoption of any agreement of merger or consolidation, the recommendation to stockholders of any disposition of substantially all of the Company’s assets or a dissolution of the Company, and the declaration of a dividend or authorization of an issuance of stock. The Executive Committee acts on matters, within the scope of its authority, between meetings of the full Board. During the last fiscal year, no formal meetings of the Executive Committee were held, but the Committee, pursuant to Delaware law, took action by unanimous written consent on five occasions.

        The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, including the issuance of stock options to the Company’s officers, employees and directors. The Compensation Committee met one time during fiscal 2003.

The Audit Committee, which is composed of three independent directors, meets with management and the Company’s independent auditors to determine the adequacy of internal controls, to recommend auditors for the Company and other financial reporting matters. The Audit Committee met two times during fiscal 2003.

Each member of our Board of Directors attended 75% or more of the total meetings of the Board and all committees of the Board on which he or she served during fiscal 2003.

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. A copy of the Charter of the Audit Committee was attached as Appendix A to our Proxy Statement for fiscal year 2001. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed and discussed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Committee reviewed with Ernst & Young, LLP, independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards. In addition, the Committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of nonaudit services with the auditors’ independence.

The Committee discussed with our internal and independent auditors the overall scope and plans for their respective audits. The Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting. The Committee held two meetings during fiscal year 2003.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended May 31, 2003, for filing with the Securities and Exchange Commission.

W. D. (Jack) Cox, Audit Committee MemberLetitia
C. Hughes, Audit Committee — ChairpersonR.
Faser Triplett, M.D. , Audit Committee Member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, such as the common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, for the fiscal year ended May 31, 2003, all Section 16(a) reports applicable to its directors and executive officers were timely filed.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal year ended May 31, 2003, by (i) our chief executive officer and (ii) our four other most highly compensated executive officers who were serving as executive officers at the end of that year.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	LTIP Payouts	All Other Compensation (2)
Fred R. Adams, Jr., Chairman of the	2003	$255,340	$270,000	None	$149,384
Board and Chief Executive Officer	2002	$257,700	$270,000	None	$83,797
	2001	$257,738	$250,000	None	$83,797
Richard K. Looper - Vice Chairman of	2003	$149,175	$125,000	None	$1,246
The Board of Directors	2002	$84,396	$113,563	$25,000 (3)	$1,246
	2001	$125,858	$110,000	$50,000	$1,215
Adolphus B. Baker - President, Chief	2003	$164,736	$150,000	None	$7,214
Operating Officer and Director	2002	$159,942	$140,000	None	$710
	2001	$148,642	$140,000	None	$710
Bobby J. Raines - Vice President,
Chief Financial Officer, Treasurer and	2003	$160,975	$150,000		$977
Secretary and Director	2002	$158,296	$142,500	(4)	$977
	2001	$160,728	$140,000		$977
Jack Self - Vice President/
Operations and Production	2003	$100,971	$72,534		$1,102
and Director	2002	$78,762	$71,566	(4)	$1,102
	2001	$74,935	$71,566		$1,102

(1)	Bonuses are determined annually by the Compensation Committee of the Board of Directors on a discretionary basis based on the results of our operations and the Committee’s evaluation of the executive officer’s contribution to such performance, except that Mr. Self’s bonus is determined pursuant to a formula.

(2)	The amounts shown represent premiums paid under separate life insurance policies purchased by us for each person named in the table. The policy on Mr. Adams’ life is owned by an Adams family inter vivos trust, and the beneficiaries are Mr. Adams’ four daughters and their descendants. Messrs. Baker, Self, Looper and Raines are the owners of their respective policies, and members of their families are the beneficiaries. The Company is not a beneficiary under any of such policies and will not receive any portion of the proceeds paid thereunder upon the death of any of the insureds. In addition, we made contributions to the account of each named executive maintained under an ESOP Plan. See “Employee Stock Ownership Plan” below.

(3)	Paid pursuant to Mr. Looper’s incentive compensation agreement with us. See “Employment Agreements.”

(4)	Mr. Raines and Mr. Self can earn compensation payable in the future pursuant to long term incentive plans. See “Employment Agreements.”

Options Granted For the Fiscal Year Ending May 31, 2003

For the fiscal year ending May 31, 2003 no options were granted to any of the officers named in the Summary Compensation Table.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.

        The following table sets forth the value of unexercised options and SARs held by the named executives at May 31, 2003, under our 1999 Stock Option Plan. No options were exercised by such persons during the year ended May 31, 2003.

Name	Number of Securities Underlying Options/SARs Exercised	$ Value Realized	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable (E)/ Unexercisable (U)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable (E)/ Unexercisable (U)
Fred Adams	-0-	-0-	-0-	-0-

R. K. Looper	-0-	-0-	$16,000 E/$16,000 E $16,000 U/$16,000 U	$35,840 E/$35,840 E $35,840 U/$35,840 U

Adolphus Baker	-0-	-0-	$16,000 E/$16,000 E $16,000 U/$16,000 U	$35,840 E/$35,840 E $35,840 U/$35,840 U

B. J. Raines	-0-	-0-	$16,000 E/$16,000 E $16,000 U/$16,000 U	$35,840 E/$35,840 E $35,840 U/$35,840 U

Jack Self	-0-	-0-	$12,000 E/$12,000 E $8,000 U/$8,000 U	$26,880 E/$26,880 E $17,920 U/$17,920 U

Employee Stock Ownership Plan

We maintain a payroll-based Employee Stock Ownership Plan. Pursuant to the ESOP, originally established in 1976, all full time employees over age 21 with one or more years of service, participate. Its assets, which currently consist primarily of Common Stock of the Company, are managed by a trustee designated by the Board. Contributions by us may be made in cash or shares of Common Stock, as determined by the Board of Directors. Employee contributions are not permitted. Company contributions generally may not exceed 15% of the aggregate annual compensation of participating employees. Contributions are allocated to the accounts of participating employees in the proportion which each employee’s compensation for the year bears to the total compensation (up to $150,000 per employee) of all participating employees subsequent to January 1, 2002. Company contributions vest immediately upon the commencement of an employee’s participation in the ESOP.

        Shares of Common Stock held in an employee’s account are voted by the ESOP trustee in accordance with the employee’s instructions. An employee or his or her beneficiary is entitled to distribution of the balance of his or her account upon termination of employment. Our contributions to the ESOP amounted to approximately $2,056,000 in calendar year 2002. For calendar year 2003, our contributions to the ESOP on behalf of each of the executive officers named in the Summary Compensation Table were: Fred R. Adams, Jr. — $5,051, Richard K. Looper $3,334, Adolphus B. Baker — $3,311, Bobby J. Raines — $3,163, and Jack Self — $2,714.

1993 Stock Option Plan

Our 1993 Amended and restated Stock Option Plan was adopted on May 25, 1993, and amended and restated on October 10, 1996. This Plan was approved by our shareholders on May 25, 1993. A total of 500,000 shares of our common stock was reserved for issuance under this Plan.

Inasmuch as ten years have passed since the adoption of this Plan, by its terms no more options may be granted thereunder.

The exercise price for shares of stock subject to options under the Plan cannot be less than 100% of fair market value of our common stock on the date of grant of the options. The shares under this plan are subject to adjustment to prevent dilution.

There are currently options outstanding under this Plan for a total of 77,065 shares. All must be exercised within ten (10) years of grant. The exercise prices are from $3.95 to $4.33.

Shares subject to the 1993 Plan have been registered under the Securities Act of 1933. The shares will be withdrawn from such registration promptly after effectiveness of the reverse split.

1999 Stock Option Plan

Our 1999 Stock Option Plan was adopted on April 15, 1999, and approved by the shareholders on October 11, 1999. Under the 1999 Plan, a total of 500,000 shares of Common Stock were reserved for issuance upon the exercise of options that could be granted under the 1999 Plan. Options for 500,000 shares were awarded in December 13, 1999 by the Board of Directors and can be either incentive stock options (“ISOs”) to satisfy the requirements of § 422 of the Internal Revenue Code (the “Code”), or non-statutory options (“NSOs”) which are not intended to satisfy such requirements.

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

The options presently outstanding, all of which are held by employees, including executive officers and executive officers who are also directors, are for a total of 500,000 shares granted on December 13, 1999, at an exercise price of $3.00 per share and must be exercised no later than ten years after grant. Options for approximately 28,000 shares previously issued were surrendered by departing employees and have been reissued at exercise prices ranging from $3.95 per share to $4.19 per share. Shares subject to the 1999 Plan have been registered under the Securities Act of 1933. The shares will be withdrawn from such registration promptly after effectiveness of the reverse stock split.

Savings and Retirement Plan

Since 1985, we have maintained a defined contribution savings and retirement plan (the “Retirement Plan”), which is designed to qualify under Sections 401 (a) and 401 (k) of the Code. An employee is eligible to participate in the Retirement Plan on or after having attained age 21 and after one year of full time service. The Retirement Plan is administered by us and permits covered employees to contribute up to the maximum allowed by the IRS regulations. Highly compensated employees may be subject to further limitations on the amount of their maximum contribution. We may make discretionary contributions matching each employee’s pre-tax contributions. At the present time, we do not make discretionary contributions. The Retirement Plan is intended to comply with the Employee Retirement Income Security Act of 1974, as amended.

Participating employees are at all times 100% vested in their account balances under the Retirement Plan. Benefits are paid at the time of a participant’s death, retirement, disability, termination of employment, and, under limited circumstances, may be withdrawn prior to the employee’s termination of service. Contributions are not taxable to employees until such funds are distributed to them.

Employment Agreements

We have entered into certain incentive compensation continuation agreements with Richard K. Looper, Bobby J. Raines and Jack Self. Pursuant to the agreements, each executive officer may earn up to ten years of compensation payments if he remains with us until age 65. If the officer’s employment ends before his 65th birthday, he would be entitled to fewer years of incentive compensation payments, depending on the length of time served as an officer. The incentive compensation payments are made monthly, beginning immediately after the officer’s 65th birthday, at the annual rate of $50,000 per year for Messrs. Looper and Raines and $20,000 per year for Mr. Self. The Agreements provide that once payments begin or have been earned, any remaining payments will continue to be made to the officer’s estate after his death.

Mr.     Looper had earned ten years of incentive compensation payments under his agreement. Mr. Looper began receiving his payments on December 1, 1991 and payments ceased on November 1, 2001. Mr. Raines has earned fifteen years and will earn an additional year for each year worked thereafter until his retirement. Mr. Self has earned eighteen years and will earn an additional year for each year worked thereafter until his retirement.

Director Compensation

The Company’s non-employee directors are each entitled to receive $10,000 annually as compensation for their services as a director and have been granted options to purchase Common Stock under the 1993 Plan and may be granted options under the 1999 Plan. Options to purchase 12,000 shares of Common Stock at a price of $4.33 per share were granted on October 15, 1996 to each of W. D. (Jack) Cox and R. Faser Triplett, the then non-employee directors of the Company. Ms. Hughes was granted options to purchase 12,000 shares of common stock at a price of $4.25 on May 1, 2003. All options expire ten years after grant. Directors also may be compensated for any services performed in addition to their normal duties as a director of the Company. Employee-directors receive no additional compensation for their services as directors of the Company. For services rendered during fiscal year 2001 relative to the Company’s then contemplated “going private” transaction, Messrs. Cox and Triplett and Ms. Hughes each received an additional payment of $10,000. As members of the current Special Committee considering the presently proposed going private transaction, such directors have received an additional $10,000 fee each.

Compensation Committee Interlocks and Insider Participation

In October 1996, the Board of Directors established a Compensation Committee. As indicated above, the members of the Committee are Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer, and W. D. (Jack) Cox and R. Faser Triplett, M.D., independent directors of the Company. Only Mr. Adams is an employee of the Company.

Report of Compensation Committee

The compensation of the officers of the Company is determined by the Compensation Committee in consultation with the Executive Committee of the Board of Directors. The Compensation Committee consists of Messrs. Cox, Triplett and Adams, while the Executive Committee consists of Messrs. Adams, Looper, Baker and Raines.

The compensation of all officers consists of two components, a base salary and a bonus. The bonus which may be received by officers, other than members of the Executive Committee, is determined by a formula set forth in the Company’s Bonus Program. The maximum bonus which an officer is entitled to receive is computed by taking his salary on the first day of the then fiscal year, adding his bonus from the previous year, and dividing by 2. This is the theoretical maximum that an officer may receive.

Other than officers who are members of the Executive Committee, of the maximum bonus payable, 50% of that bonus is predicated on the officer’s individual performance and 50% is predicated on the profitability of the Company. If the Company achieves a pre-tax profit equal to 5 cents per dozen eggs produced by the Company, the officer will receive the entire profitability component of his bonus. If the Company achieves profitability at a pre-tax level less than 5 cents per dozen eggs produced, the profitability component of the bonus will be reduced proportionately. For example, if the Company earned a pre-tax profit of 2.5 cents per dozen eggs produced, the officer would be entitled to receive only one-half of the profitability component of his bonus.

The performance component of his bonus is determined by the Compensation Committee upon recommendation by the Executive Committee. The Executive Committee evaluates the respective responsibilities and performance of each officer, and based on their evaluation of that officer’s performance, a recommendation as to what percentage of his performance component should be given is given to the Compensation Committee. An officer’s total bonus is the sum of the profitability component and the bonus component.

Officers who are members of the Executive Committee are not eligible to participate in the established bonus program. While members of the Executive Committee also receive a base salary and are eligible to receive a bonus in addition to their salary, the amount of their bonus, if any, is determined exclusively by the Compensation Committee. In determining the bonus, if any, to be paid to members of the Executive Committee, the Compensation Committee takes into consideration the performance of the Company, its profitability, and the individual contributions of the members of the Executive Committee. No formula is utilized in computing such bonuses.

The base compensation and bonuses available to all officers is intended by the Company to place the Company generally in the center of the compensation range paid to comparable employees in similar industries, with particular emphasis upon commodity-based companies such as egg producers, marketers, poultry producers, processors and distributors.

The overwhelming majority of businesses in the industry of the Company are privately held and, therefore, compensation information is not readily available. However, the general ranges of compensation within such industry are generally well known within the industry, and the Compensation Committee believes that the salaries and bonuses paid to the Company officers fall within the middle of the range being paid. It is the philosophy of the Company neither to pay the highest nor the lowest salaries or bonuses.

In evaluating the performance of the members of the Executive Committee, the Compensation Committee recognizes that the results of Company operation are significantly determined by factors over which management has little or no control, such as egg prices and the cost of feed ingredients. As a result, the compensation paid to officers serving as members of the Executive Committee is almost entirely subjective.

Fred R. Adams, Jr.R.
Faser Triplett, M.D.
W.D Cox

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as to the beneficial ownership of our common stock as of August 14, 2003, by:

•	each person known by us to beneficially own more than 5% of the class outstanding, and

•	each director, each nominee to serve as a director of the Company, each executive officer named in the Summary Compensation Table (see “Compensation of Executive Officers and Directors”) and by all directors and officers as a group.

	Common Stock and Class "A" Common Stock
	Number of Shares(1)		Percent of Class		Percent of Total Voting Power (3)
Name of Beneficial Owner(2)	Common	Class A	Common	Class A
Fred R. Adams, Jr	4,264,408(4)(5)	1,085,000	39.8%	90.4%	66.5%
Cal-Maine Foods, Inc. Employee
Stock Ownership Plan	3,421,618		31.9		15.0
Dimensional Fund Advisors	618,850		5.8		2.7

Richard K. Looper	167,183(6)		1.6		*
Adolphus B. Baker	264,623(7)	115,000	2.5	9.6	8.0

Bobby J. Raines	226,550(8)		1.8		1.0
Jack B. Self	47,901(9)				*
Joe M. Wyatt	164,234(10)		1.3		*
Charles F. Collins	87,560(11)		*		*
W. D. (Jack) Cox	12,000		*		*
R. Faser Triplett, M. D	40,000		*		*
Letitia C. Hughes	3,000		*		*

All directors and executive
officers as a group (ten	5,264,946	1,200,000	49.1	100.0	76.0
persons) (12)

* Less than 1%.

(1)	The information as to beneficial ownership is based on information known to us or statements furnished to us by the beneficial owners. As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e. the power to dispose of, or to direct the disposition of a security). For purposes of this table, a person is deemed as of any date to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date, such as under our Stock Option Plans.

(2)	The address of each person, except W. D. Cox, R. Faser Triplett, M.D. and Letitia C. Hughes is Cal-Maine Foods, Inc., 3320 Woodrow Wilson Drive (Post Office Box 2960), Jackson, Mississippi 39207. Mr. Cox’s address is 1161 Oak River Road, Memphis, Tennessee 38120; Dr. Triplett’s address is 404 West Parkway, Ridgeland, Mississippi 39157; Ms. Hughes’ address is P.O. Box 291, Jackson, Mississippi 39205.

(3)	Percent of total voting power is based on the total votes to which the Common Stock (one vote per share) and Class A Common Stock (ten votes per share) are entitled.

(4)	The number of shares shown in the table include 427,231 shares of Common Stock owned by Mr. Adams’ spouse, separately and as to which Mr. Adams disclaims beneficial ownership.

(5)	Includes 265,217 shares accumulated under the Cal-Maine Foods, Inc. Employee Stock Ownership Plan (“ESOP”).

(6)	Includes 75,678 shares accumulated under ESOP and 12,608 shares owned by Mr. Looper’s spouse.

(7)	Includes 96,653 shares owned by Mr. Baker’s spouse separately and as custodian for their children as to which Mr. Baker disclaims any beneficial ownership and 35,692 shares accumulated under the ESOP.

(8)	Includes 12,339 shares accumulated under the ESOP and 5,000 shares owned by Mr. Raines’ spouse.

(9)	Includes 26,101 shares accumulated under the ESOP.

(10)	Includes 11,208 shares accumulated under the ESOP.

(11)	Includes 75,560 shares accumulated under the ESOP.

(12)	Includes shares as to which Messrs. Adams and Baker disclaim any beneficial ownership. See Notes (4) and (7) above.

The shares of Common Stock accumulated in the ESOP, as indicated in Notes (5) through (11) above, also are included in the 3,421,618 shares shown in the table as owned by the ESOP.

Equity Compensation Plan Information

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved
by security holders	543,000	$3.23	-0-
Equity compensation plans not
approved by security holders	-0-	--	--

Total	543,000	$3.23	-0-

Item 13. Certain Relationships and Related Transactions.

        The Company owns approximately 14% of Eggland’s Best, Inc. (“Eggland’s Best”), a specialty egg marketing firm. During the fiscal year ended May 31, 2003, the Company paid approximately $3 Million to Eggland’s Best for merchandising services. Richard K. Looper, Vice Chairman of the Board and a director of the Company, is a director and Chairman of Eggland’s Best, Inc.