Form 10-Q
period 2003-11-29
CAL MAINE FOODS INC
filed 2004-01-12
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2003

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

(601) 948-6813
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No_____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes_____   No   X

        Number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 30, 2003.

Common Stock, $0.01 par value	10,859,869 shares
Class A Common Stock, $0.01 par value	1,200,000 shares

CAL-MAINE FOODS, INC.

INDEX

Page
Part I. Financial Information	Number
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets -
November 29, 2003 and May 31, 2003	3
Condensed Consolidated Statements of Income -
Three Months and Six Months Ended
November 29, 2003 and November 30, 2002	4
Condensed Consolidated Statements of Cash Flows -
Six Months Ended November 29, 2003 and
November 30, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures of Market Risk	14
Item 4. Controls and Procedures	14
Part II. Other Information
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 29, 2003	May 31, 2003
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$20,035	$6,092
Trade and other receivables	40,819	19,493
Recoverable federal income taxes	6,860	6,860
Inventories	52,276	51,005
Prepaid expenses and other current assets	1,175	1,729

Total current assets	121,165	85,179
Notes receivable and investments	9,578	7,254
Goodwill	3,147	3,147
Other assets	1,737	1,620
Property, plant and equipment	271,283	267,671
Less accumulated depreciation	(137,102)	(129,479)

	134,181	138,192

TOTAL ASSETS	$269,808	$235,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,418	$33,032
Current maturities of long-term debt	11,008	12,592
Deferred income taxes	14,588	11,806

Total current liabilities	75,014	57,430
Long-term debt, less current maturities	84,971	95,652
Other non-current liabilities	1,820	1,481
Deferred income taxes	14,744	14,744

Total liabilities	176,549	169,307
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 17,565,200 at November 29, 2003
and May 31, 2003	176	176
Class A common stock $0.01 par value, authorized, issued and
outstanding 1,200,000 shares	12	12
Paid-in capital	20,514	18,784
Retained earnings	85,294	60,212
Common stock in treasury-6,797,301 shares at November 29, 2003
and 7,000,812 shares at May 31, 2003	(12,737)	(13,099)

Total stockholders' equity	93,259	66,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,808	$235,392

        See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net sales	$149,948	$94,984	$264,324	$177,202
Cost of sales	99,170	79,629	186,871	151,776

Gross profit	50,778	15,355	77,453	25,426
Selling, general and
administrative	23,176	10,275	36,431	20,832

Operating income	27,602	5,080	41,022	4,594
Other income (expense):
Interest expense, net	(2,217)	(2,122)	(4,130)	(4,341)
Other	2,123	158	2,815	211

	(94)	(1,964)	(1,315)	(4,130)

Income before income
taxes	27,508	3,116	39,707	464
Income tax expense	9,903	1,107	14,331	167

Net income	$17,605	$2,009	$25,376	$297

Net income per common
share:
Basic	$1.49	$.17	$2.15	$.03

Diluted	$1.45	$.17	$2.10	$.03

Weighted average shares
outstanding:
Basic	11,816	11,764	11,797	11,764

Diluted	12,178	11,813	12,106	11,836

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 29, 2003	November 30, 2002
Cash flows provided by (used in) operating activities	$28,400	$(3,053)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,406)	(2,451)
Construction of production facilities	(1,882)	(5,014)
Payments received on notes receivable and from investments	39	48
Increase in note receivable, investments and other assets	(29)	(110)
Net proceeds from sale of property, plant and equipment	289	449

Net cash used in investing activities	(3,989)	(7,078)
Cash flows from financing activities:
Net borrowings on notes payable to banks	--	14,000
Long-term borrowings	5,000	--
Principal payments on long-term debt and capital leases	(17,265)	(4,115)
Additional paid-in capital	1,730	--
Sale of common stock from treasury	362	--
Payment of dividends	(295)	(293)

Net cash provided by (used in) financing activities	(10,468)	9,592

Increase (decrease) in cash and cash equivalents	13,943	(539)
Cash and cash equivalents at beginning of period	6,092	4,878

Cash and cash equivalents at end of period	$20,035	$4,339

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
November 29, 2003
(unaudited)

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 29, 2003 are not necessarily indicative of the results that may be expected for the year ending May 29, 2004.

        The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.‘s annual report on Form 10-K for the fiscal year ended May 31, 2003.

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock- Based Compensation,” which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net income	$17,605	$2,009	$25,376	$297
Add: Stock-based employee
compensation expense included in
reported net income	11,881	(355)	14,658	--
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	(1,044)	(5)	(1,054)	(21)

Pro forma net income	$28,442	$1,649	$38,980	276

Earnings per share:
Basic-as reported	$1.49	$0.17	$2.15	$0.03

Basis-pro forma	$2.41	$0.14	$3.30	$0.02

Diluted-as reported	$1.45	$0.17	$2.10	$0.03

Diluted-pro forma	$2.34	$0.14	$3.22	$0.02

2.	Inventories

Inventories consisted of the following:

	November 29, 2003	May 31, 2003
Flocks	$32,812	$33,070
Eggs	3,812	2,752
Feed and supplies	13,253	12,597
Livestock	2,399	2,586

	$52,276	$51,005

3.	Other Matters

        In its Form 8-K filing dated November 6, 2003, the Company announced the termination of it’s proposed going private transaction.

ITEM 2.  MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Cal-Maine Foods, Inc. (the" Company") is primarily engaged in the production, grading, packing and sale of fresh shell eggs. The Company's fiscal year end is the Saturday closest to May 31.

        The Company’s operations are fully integrated. At its facilities it hatches chicks, grows pullets, manufactures feed, and produces, processes, and distributes shell eggs. The Company currently is the largest producer and distributor of fresh shell eggs in the United States. Shell egg sales, including feed sales to outside egg producers, account for 99% of the Company’s net sales. The Company primarily markets its shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by the Company primarily to national and regional supermarket chains.

        The Company currently uses contract producers for approximately 13% of its total egg production. Contract producers operate under agreements with the Company for the use of their facilities in the production of shell eggs by layers owned by the Company, which owns the eggs produced. Also, shell eggs are purchased from outside producers for resale, as needed, by the Company.

        The Company’s operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of the Company’s control. Retail sales of shell eggs are generally greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in egg production during the spring and early summer.

        The Company’s cost of production is materially affected by feed costs, which average about 55% of the Company’s total farm egg production cost. Changes in feed costs result in changes in the Company’s cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

        According to U.S. Department of Agriculture reports, laying hen numbers on December 1, 2003 were slightly lower than a year ago. Current industry projections are that, for the year ahead, laying hen numbers will be very close to this past year. Corn and soybean prices are projected to be somewhat higher in the year ahead and could result in higher feed ingredient cost. Based upon the past few years, the prices should be within the moderate range.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	83.8	70.7	85.7

Gross profit	33.9	16.2	29.3	14.3
Selling, general & administrative
	15.5	10.8	13.8	11.7

Operating income	18.4	5.4	15.5	2.6
Other expense	(0.1)	(2.1)	(0.5)	(2.3)

Income before taxes	18.3	3.3	15.0	.3
Income tax expense	6.6	1.2	5.4	.1

Net income	11.7%	2.1%	9.6%	.2%

NET SALES

        Net sales for the second quarter of fiscal 2004 were $149.9 million, an increase of $54.9 million, or 57.8% as compared to net sales of $95.0 million for the second quarter of fiscal 2003. Total dozens of eggs sold increased in the current quarter and egg selling prices increased as compared with prices last year. Dozens sold for the current quarter were 153.7 million dozen, an increase of 8.8 million dozen, or 6.1% as compared to the second quarter of last year. The new egg production and processing facility at Guthrie, KY provided about half of the increase in dozens sold, with additional dozens purchased from outside egg producers making up the balance. Domestic demand for eggs is good, and overall egg supply is balanced. This resulted in higher egg selling prices during the current quarter. The Company’s net average selling price per dozen for the fiscal 2004 second quarter was $.944, compared to $.622 for the second quarter of last year, an increase of 51.8%. The Company’s net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades

        Net sales for the twenty-six weeks ended November 29, 2003 were $264.3 million, an increase of $87.1 million, or 49.2%. As in the current quarter, total dozens sold increased and net egg selling prices increased. Dozens sold for the current twenty-six week period were 300.7 million as compared to 280.9 million for last fiscal year, an increase of 19.8 million dozen, or 7.0%. Over half of the increase in dozens sold was provided by the Company’s facilities. As discussed above, favorable egg market conditions resulted in increased egg selling prices. For the current twenty-six week period, the Company’s net average selling price per dozen was $.847, compared to $.598 per dozen last year, an increase of $.249 per dozen, or 41.6%.

        The Company believes its financial results for recent periods have been positively affected by favorable publicity about eggs from the medical community and increased use of eggs in high protein diets that are currently popular.

COST OF SALES

        Total cost of sales for the second quarter ended November 29, 2003 was $99.2 million, an increase of $19.6 million, or 24.6%, as compared to the cost of sales of $79.6 million for last year’s second quarter. The increase is due to increases in dozens sold, higher costs of eggs purchased from outside producers and a small increase in the cost of feed ingredients. Dozens of eggs sold increased 8.8 million for the current quarter. Due to the increase in egg selling prices, the cost of these outside purchases increased sharply, as reflected in the Company’s 51.8% increase in average egg selling prices. Feed cost for the second quarter ended November 29, 2003 was $.229 per dozen, an increase of 4.0%, as compared to last fiscal year’s cost per dozen of $.220. During the second quarter of the last fiscal year, the Company recognized $2.9 million as a reduction in cost of sales for its share in the settlement of certain class action feed ingredient lawsuits. Other operating costs remained in the same ranges for both the current and last year first fiscal quarters. The increase in egg selling prices and dozens sold, offset by the increases in cost of sales, resulted in a net increase in gross profit from 16.2% of net sales for the quarter ended November 30, 2002 to 33.9% of net sales for the current quarter ended November 29, 2003.

        For the twenty-six week period ended November 29, 2003, total cost of sales was $186.9 million, an increase of $35.1 million, or 23.1%, as compared to the cost of sales of $151.8 million for the comparable last year. As in the quarter, the increase in cost of sales is the result of more dozens sold, higher cost of eggs purchased from outside producers and an increase in the cost of feed ingredients. Eggs sold increased 19.8 million dozen in the current year. Feed cost for the current twenty-six weeks was $.221 per dozen, compared to $.208 per dozen for the comparable last year, an increase of 6.2%. As in the quarter, the increase in egg selling prices, offset by the increases in cost of sales, resulted in a net increase in gross profit from 14.3% of net sales for last year to 29.3% for the twenty-six week period ended November 29, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense for the second quarter ended November 29, 2003 was $23.2 million, an increase of $12.9 million, as compared to $10.3 million for last fiscal year’s second quarter. In the second quarter, the Company took a charge for stock compensation in the amount of $10.6 million in connection with its outstanding stock options and the related tandem stock appreciation rights. The charge is in accordance with the Company’s accounting policies for stock compensation which are consistent with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related Financial Accounting Standards Board Interpretation 44 Accounting for Certain Transactions involving Stock Compensation. The charge is directly related to the increase in the market price of outstanding common shares from $7.20 at August 31, 2003 to $21.10 at November 30, 2003.  The portion of the charge related to the stock options,$5.3 million , is non-cash and the corresponding liability will be converted to equity at the time of exercise. For the quarter ended November 30, 2002, the Company’s stock market quote was below stock option strike prices. Excluding the $10.6 million charge for outstanding stock options, the current quarter comparable increase for selling, general and administrative expense was $2.3 million, or 22.3%. Of the $2.3 million increase, $1.6 million was expensed for stock options exercised and approximately $900,000 was due to increases in legal and professional fees. On a cost per dozen sold basis, excluding the $10.6 million stock option accrual, selling, general and administrative expense was $.082 per dozen as compared to $.071 for the comparable quarter last year. As a percent of net sales, selling, general and administrative expense increased from 10.8% for fiscal 2003 second quarter to 15.5% for the current quarter.

        For the twenty-six weeks ended November 29, 2003, selling, general and administrative expense was $36.4 million, an increase of $15.6, as compared to $20.8 million for the same period last fiscal year. As above, excluding the $10.6 million charge for outstanding stock options, the current twenty-six weeks comparable increase for selling, general and administrative expense was $5.0 million, or 24.0%. Of the $5.0 million increase, approximately $2.0 million was expensed for stock options exercised, $1.2 million was for increases in legal and professional fees, and $600,000 for increased cost of general business and property insurance. All other selling, general and administrative expenses overall had small increases due to the increase in dozens sold. On a cost per dozen sold basis, excluding the $10.6 million stock option accrual, selling, general and administrative expense was $.086 for the current twenty-six weeks as compared to $.074 for the comparable period last year. As a percent of net sales, selling, general and administrative expense has increased from 11.7% for the first twenty-six weeks of fiscal 2003 to 13.8% for the comparable period in fiscal 2004.

OPERATING INCOME

        As the result of the above, operating income was $27.6 million for the second quarter ended November 29, 2003, as compared to operating income of $5.1 million for last year’s fiscal second quarter. As a percent of net sales, the current fiscal 2004 quarter had a 18.4% operating income, compared to a 5.4% operating income for last year.

        For the twenty-six weeks ended November 29, 2003, operating income was $41.0 million, compared to operating income of $4.6 million for the comparable period last fiscal year. As a percent of net sales, the current fiscal period had a 15.5% operating income, compared to a 2.6% operating income for the same period last year.

OTHER EXPENSE

        Other expense for the second quarter ended November 29, 2003 was $94,000, a decrease of $1.9 million, as compared to $2.0 million for last year’s second quarter. This net decrease for the current quarter was the result of an increase of $95,000 in net interest expense and a $2.0 million increase in other income. Net interest increased due to additional interest charges incurred in early repayment of some of the long-term debt. Other income increased from equity in income of affiliates. As a percent of net sales, other expense was 0.1% for the current fiscal second quarter, compared to 2.1% last year.

        For the twenty-six weeks ended November 29, 2003, other expense was $1.3 million, a decrease of $2.8 million as compared to an expense of $4.1 million for last year. For the current period, net interest expense decreased $211,000 and other income increased $2.6 million. Interest expense decreased due to lower debt balances and increased other income resulted from increased equity in income of affiliates. As a percent of net sales, other expense was 0.5% for the current period, as compared to 2.3% for the same period last year.

INCOME TAXES

        As a result of the above, the Company’s pre-tax income was $27.5 million for the quarter ended November 29, 2003, compared to pre-tax income of $3.1 million for last year’s quarter. For the current quarter, income tax expense of $9.9 million was recorded with an effective tax rate of 36.0%, as compared to an income tax expense of $1.1 million with an effective rate of 35.5% for last year’s comparable quarter.

        For the twenty-six week period ended November 29, 2003, the Company’s pre-tax income was $39.7 million, compared to pre-tax income of $464,000 for the comparable period last year. For the current twenty-six week period, income tax expense of $14.3 million was recorded with an effective tax rate of 36.0%, as compared to an income tax expense of $167,000, with an effective rate of 36.0% for last year’s comparable period.

NET INCOME

        Net income for the second quarter ended November 29, 2003 was $17.6 million, or $1.49 per basic and $1.45 per diluted share, compared to net income of $2.0 million, or $.17 per basic and diluted share for last fiscal year’s second quarter.

        For the twenty-six week period ended November 29, 2003, net income was $25.4 million, or $2.15 per basic share and $2.10 per diluted share, compared to last fiscal year’s net income of $297,000, or $.03 per basic and diluted share.

CAPITAL RESOURCES AND LIQUIDITY

        The Company’s working capital at November 29, 2003 was $46.2 million compared to $27.7 million at May 31,2003. The Company’s current ratio was 1.62 at November 29, 2003 as compared with 1.48 at May 31, 2003. The Company’s need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. The Company has a $35.0 million line of credit with three banks, none of which was utilized at November 29, 2003. The Company’s long-term debt at November 29, 2003, including current maturities, amounted to $96.0 million, as compared to $108.2 million at May 31, 2003.

        For the twenty-six weeks ended November 29, 2003, $28.4 million in net cash was provided by operating activities. This compares to $3.1 million that was used in operating activities for the comparable period last fiscal year. In the current twenty-six week period, $2.4 million was used for purchases of property, plant and equipment, $289,000 net proceeds were received from sales of property, plant and equipment, and $1.9 million used for construction projects. The Company’s stock option plan provided $362,000 from sales of treasury stock and an increase of $1.7 million in additional paid-in capital. Payments of $295,000 were made for dividends on the common stock. Additional cash of $5.0 million was received from addional long-term borrowings and repayments of $17.3 million were made on long-term debt. The net result was an increase in cash of approximately $13.9 million.

        For the comparable period last year, $2.5 million was used for purchases of property, plant and equipment, $449,000 net proceeds were received from sales of property, plant and equipment, and $5.0 million used for construction projects. Payments of $293,000 were made for dividends on the common stock. Additional cash of $14.0 million was received from net borrowings on the notes payable to banks and repayments of $4.1 million were made on long-term debt. The net result was a decrease in cash of approximately $539,000.

        Substantially all trade receivables and inventories collateralize the Company’s line of credit, and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $55.0 million tangible net worth); (2) limit dividends (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 70%); and (3) maintain various current and cash-flow coverage ratios (1.25 to1), among other restrictions. At November 29, 2003, the Company is in compliance with the provisions of all loan agreements, including any provisions waived or amended. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

        During 2004, the Company completed construction, began in fiscal 2001, of a shell egg production and processing facility in Guthrie, Kentucky. Including this construction project, the Company projects capital expenditures of $11.0 million during fiscal 2004.Funding will be provided by cash flows from operations and additional long-term borrowings.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has investments in various affiliates established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to the Company, except for one entity for which the Company guarantees 50% of its debt. The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its investment in the entity. Currently, these investments are recorded as investments on the equity method of accounting, recording the Company’s share of the net income or loss. The Company has the ability to exercise significant influence over operating and financial policies. However, the Company does not have a controlling interest in the respective entities. At November 29, 2003, the Company’s aggregate net investment in these entities totaled $6 million. The portion of the debt guaranteed was $7.0 million at November 29, 2003. These amounts represent the Company’s maximum exposure to loss at November 29, 2003 as a result of its involvement with these entities. The Company plans to adopt this Interpretation during the third quarter.

        Forward Looking Statements. The foregoing statements contain forward-looking statements that involve risks and uncertainties and the Company’s actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in “Factors Affecting Future Performance” below, as well as future events that have the effect of reducing the Company’s available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company’s reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

        Factors Affecting Future Performance. The Company’s future operating results may be affected by various trends and factors that are beyond the Company’s control. These include adverse changes in shell egg prices and in the grain markets. Changes in how eggs are currently perceived by the medical community and the extent to which eggs continue to be used in high protein diets also may affect future operating results. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company’s prior performance should not be presumed to be an accurate indication of future performance.

         Critical Accounting Policies.The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management suggests that the Company’s Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 31, 2003, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company’s consolidated financial statements are described below.

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

Investment in Affiliates. The Company has invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. The Company’s ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in the Company’s financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. The Company is a guarantor of approximately $7.0 million of long-term debt of one of the affiliates.

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

ITEM 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        There have been no material changes in the market risk reported in the Company’s fiscal 2003 annual report on Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 26, 2002, Cal-Maine Farms, Inc.(“Cal-Maine Farms”), a Delaware corporation and a wholly owned subsidiary of the Company, was served with process in a civil complaint filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, on behalf of four plaintiffs, Hunter McWhorter, a minor, his two parents, and Michael Green, an adult. In addition to Cal-Maine Farms, Fred Adams, Dolph Baker, Charlie Collins, R. K. Looper and B. J. Raines, officers of the Company, are also named as defendants. Six other named defendants include Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business. Additional individual defendants with affiliations to the other corporate defendants were also named.

        The suit alleges the original plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the flocks of hens owned by certain of the defendants was spread as fertilizer. The suit specifically addresses conditions alleged to exist in Washington County, Arkansas, where there is a relatively high concentration of broiler farms. Cal-Maine Farms is not engaged in any broiler production and, compared to the broiler producers, only has a very small portion of the hens located in Washington County, Arkansas.

        The suit alleges actual damages in the amount of $55,000,000 and requests punitive damages in the amount of $100,000,000. On December 31, 2002, an Amended Complaint was filed, bringing the total number of plaintiffs to 93, of which 67 are alleged to be ill and three are deceased. The damages sought were not amended.

        On November 7, 2003 an Order of Dismissal Without Predjudice was issued by the First Judicial District of Hinds County, Mississippi.

        On December 5, 2003 the plaintiffs elected to appeal the order to the Mississippi Supreme Court.

        On August 18, 2003, a complaint, styled H. David Schneider v. Cal-Maine Foods Inc., et al. C.A. No. 20493-NC (the “Schneider Action”), was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County.

        The suit seeks class action status and alleges the Company and its directors are attempting to freeze out the Company’s public shareholders in connection with the proposed going private transaction announced by the Company on July 14, 2003, conflicts of interests, self-dealing and lack of good faith dealing. The suit asks for a preliminary and permanent injunction to enjoin the defendants from proceeding with the proposed going private transaction, damages in the event the transaction is consummated, and an accounting to class members for their damages.

        On August 25, 2003, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors styled Pyles v. Cal-Maine Foods, Inc., et al., C.A. No. 20507 (the “Pyles Action”). The proposed class in the Pyles Action consists of all holders of the Company’s common stock other than the directors of the Company, their affiliates and the Company’s ESOP. The complaint in the Pyles Action generally alleges, among other things, that the directors breached their fiduciary duties in approving the reverse stock split, that the structure and timing of the reverse split is unfair to the holders of the Company’s common stock other than the directors of the Company and the participants in the Company’s ESOP and the price being paid for fractional shares in the reverse split is unfair. The complaint in the Pyles Action seeks preliminary and permanent injunctions to prevent consummation of the reverse stock split, rescission or rescissory damages in the event the reverse stock split is consummated and damages as a result of the alleged breaches of fiduciary duty. On August 26, 2003, the plaintiff in the Pyles Action filed a motion for expedited proceedings, motion for preliminary injunction and served discovery requests on the Company and its directors. As of the date of this report, the Court of Chancery has not scheduled a date and time to hear the plaintiff’s request to expedite proceedings in the Pyles Action.

        On September 2, 2003, with the consent of the parties to each action the Court of Chancery entered an order consolidating the Schneider Action with the Pyles Action into one proceeding styled, In re Cal-Maine Foods, Inc. Stockholders Litigation, C.A. No. 20507 (the “Consolidated Action”). That same day, the Court of Chancery agreed to hear plaintiffs’ motion for preliminary injunction on October 1, 2003. On or about September 16, 2003, the parties to the Consolidated Action advised the Court that the Court did not need to hear plaintiffs’ motion for preliminary injunction on October 1 as the date of the meeting to vote on the going private transaction had been delayed. The parties are attempting to reschedule the date for the hearing on plaintiffs’ motion for preliminary injunction in advance of the new date for the stockholders’ meeting to vote on the going private transaction.

        On September 25, 2003, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and its directors styled Twin Valley Farms Exchange, Inc., Leon Eshelman, Valeria Eshelman, Gary Eshelman, Pamela Fredricks, and Terry Bixler v. Cal-Maine Foods, Inc., et al., C.A. No. 20576-NC (the “Twin Valley Farms Action”). The proposed class in the Twin Valley Farms Action consists of all holders of the Company’s common stock other than the directors of the Company, their affiliates and the Company’s ESOP. All of the directors of the Company are named as defendants in the Twin Valley Farms Action. The complaint in the Twin Valley Farms Action generally alleges, among other things, that the proposed reverse split is the product of unfair dealing by the directors of the Company and that the price to be paid in lieu of fractional shares does not reflect the intrinsic value of the Company nor does it constitute “fair value” pursuant to the General Corporation Law of the State of Delaware.

        On September 25, 2003, the plaintiffs in the Twin Valley Farms Action also filed a motion to consolidate the Twin Valley Farms Action with the Consolidated Action. By order dated September 29, 2003, the Twin Valley Farms Action was consolidated with and into the Consolidated Action. On November 6, 2003, the Company’s Board of Directors voted to terminate consideration of a going-private transaction. As a result of the Company’s actions the claims asserted in the Consolidated Action are moot

        On November 21,2003, plaintiffs filed an application for an award of attorney’s fees and expenses to be paid by the Company. On November 26, 2003, plaintiffs filed their opening brief and other materials in support of their application. The Company and its directors believe the application for attorney’s fees and expenses is without merit and are contesting it vigorously.

        The Schneider Action, Pyles Action and Twin Valley Farms Action were previously reported by the Company in its Form 8-K current reports dated August 18, 2003, August 25, 2003 and September 25, 2003, respectively

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

No.	Description

31.1	Certification of The Chief Executive Officer

31.2	Certification of The Chief Financial Officer

32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

b.	Reports on Form 8-K

        The following reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed:

(i)	Form 8-K dated September 25, 2003, reporting under Item 5 ” Other Events and Required FD Disclosure” and under Item 7 “ Financial Statements and Exhibits” that a class action suit styled Twin Valley Farms Exchange, Inc, Leon Eshelman, Valeria Eshelman, Gary Eshelman, Pamela Fredricks, aan Terry Bixler v. Cal-Maine Foods Inc., et al., C.A. No. 20576-NC, was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County in connection with the proposed going private transaction announced by the Company on July 14, 2003.

(ii)	Form 8-K dated September 29, 2003, reporting under Item 12 “Results of Operations and Financial Condition”, the issuance by the Company of a press release announcing its financial results for the quarter ended August 30, 2003.

(iii)	Form 8-K dated November 6, 2003, reporting under Item 5 “Other Events and Required FD Disclosure” and under Item 7 “Financial Statements and Exhibits”, the issuance of a press release by the Company announcing the termination of its proposed going private transaction.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)
Date: January 12, 2004	/s/ Bobby J. Raines
Bobby J. Raines
Vice President/Treasurer
(Principal Financial Officer)
Date: January 12, 2004	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)