Form 10-Q/A
period 2003-11-29
CAL MAINE FOODS INC
filed 2004-01-21
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to quarterly report on Form 10-Q
for the quarterly period ended November 29, 2003

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-04892	64-0500378
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification Number)

3320 Woodrow Wilson Avenue Jackson, Mississippi 22033
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (601) 948-6813

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the year quarterly period ended November 29, 2003, as set forth in the pages attached hereto:

Part I.	Item 1. Condensed Consolidated Financial Statements

Part II.	Item 6. Exhibits and Reports on Form 8-K

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
Date: January 20, 2004	By: /s/ Charles F. Collins
Charles F. Collins
Vice President Controller
(Principal Accounting Officer)

CAL-MAINE FOODS, INC.

Amendment No. 1 to quarterly report on Form 10-Q for the
quarterly period ended November 29, 2003.

        This Form 10-Q/A No. 1 is filed solely for the purpose of (a) correcting data in a table in the notes to the condensed consolidated balance sheet as of November 29, 2003, and (b) providing currently dated Exhibits 31.1, 31.2 and 32.0. The table in the note “Stock Based Compensation” has been revised with corrected data, instead of the amounts shown in the Form 10-Q quarterly report as originally filed.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 29, 2003	May 31, 2003
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$ 20,035	$ 6,092
Trade and other receivables	40,819	19,493
Recoverable federal income taxes	6,860	6,860
Inventories	52,276	51,005
Prepaid expenses and other current assets	1,175	1,729

Total current assets	121,165	85,179
Notes receivable and investments	9,578	7,254
Goodwill	3,147	3,147
Other assets	1,737	1,620
Property, plant and equipment	271,283	267,671
Less accumulated depreciation	(137,102)	(129,479)

	134,181	138,192

TOTAL ASSETS	$ 269,808	$ 235,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 49,418	$ 33,032
Current maturities of long-term debt	11,008	12,592
Deferred income taxes	14,588	11,806

Total current liabilities	75,014	57,430
Long-term debt, less current maturities	84,971	95,652
Other non-current liabilities	1,820	1,481
Deferred income taxes	14,744	14,744

Total liabilities	176,549	169,307
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 17,565,200 at November 29, 2003
and May 31, 2003	176	176
Class A common stock $0.01 par value, authorized, issued and
outstanding 1,200,000 shares	12	12
Paid-in capital	20,514	18,784
Retained earnings	85,294	60,212
Common stock in treasury-6,797,301 shares at November 29, 2003
and 7,000,812 shares at May 31, 2003	(12,737)	(13,099)

Total stockholders' equity	93,259	66,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 269,808	$ 235,392

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 29, 2003	November 30, 2002	November 29 2003	November 30, 2002
Net sales	$ 149,948	$ 94,984	$ 264,324	$ 177,202
Cost of sales	99,170	79,629	186,871	151,776

Gross profit	50,778	15,355	77,453	25,426
Selling, general and
administrative	23,176	10,275	36,431	20,832

Operating income	27,602	5,080	41,022	4,594
Other income (expense):
Interest expense, net	(2,217)	(2,122)	(4,130)	(4,341)
Other	2,123	158	2,815	211

	(94)	(1,964)	(1,315)	(4,130)

Income before income
taxes	27,508	3,116	39,707	464
Income tax expense	9,903	1,107	14,331	167

Net income	$ 17,605	$ 2,009	$ 25,376	$ 297

Net income per common
share:
Basic	$ 1.49	$ .17	$ 2.15	$ .03

Diluted	$ 1.45	$ .17	$ 2.10	$ .03

Weighted average shares
outstanding:
Basic	11,816	11,764	11,797	11,764

Diluted	12,178	11,813	12,106	11,836

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 29, 2003	November 30, 2002
Cash flows provided by (used in) operating activities	$ 28,400	$(3,053)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,406)	(2,451)
Construction of production facilities	(1,882)	(5,014)
Payments received on notes receivable and from investments	39	48
Increase in note receivable, investments and other assets	(29)	(110)
Net proceeds from sale of property, plant and equipment	289	449

Net cash used in investing activities	(3,989)	(7,078)
Cash flows from financing activities:
Net borrowings on notes payable to banks	--	14,000
Long-term borrowings	5,000	--
Principal payments on long-term debt and capital leases	(17,265)	(4,115)
Additional paid-in capital	1,730	--
Sale of common stock from treasury	362	--
Payment of dividends	(295)	(293)

Net cash provided by (used in) financing activities	(10,468)	9,592

Increase (decrease) in cash and cash equivalents	13,943	(539)
Cash and cash equivalents at beginning of period	6,092	4,878

Cash and cash equivalents at end of period	$ 20,035	$ 4,339

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

	13 Weeks Ended		26 Weeks Ended
	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002
Net income	$17,605	$2,009	$25,376	$297
Add: Stock-based employee
compensation expense included in
reported net income	7,604	(227)	9,381	-
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	(2,213)	34	(3,442)	18

Pro forma net income	$22,996	$1,815	$31,315	$315

Earnings per share:
Basic-as reported	$1.49	$0.17	$2.15	$0.03

Basis-pro forma	$1.95	$0.15	$2.65	$0.03

Diluted-as reported	$1.45	$0.17	$2.10	$0.03

Diluted-pro forma	$1.89	$0.15	$2.59	$0.03

2.     Inventories

        Inventories consisted of the following:

	November 29, 2003	May 31, 2003
Flocks	$32,812	$33,070
Eggs	3,812	2,752
Feed and supplies	13,253	12,597
Livestock	2,399	2,586

	$52,276	$51,005

3.     Other Matters

        In its Form 8-K filing dated November 6, 2003, the Company announced the termination of it’s proposed going private transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

b.	Reports on Form 8-K

        The following reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed:

(i)	Form 8-K dated September 25, 2003, reporting under Item 5 ” Other Events and Required FD Disclosure” and under Item 7 “ Financial Statements and Exhibits” that a class action suit styled Twin Valley Farms Exchange, Inc, Leon Eshelman, Valeria Eshelman, Gary Eshelman, Pamela Fredricks, aan Terry Bixler v. Cal-Maine Foods Inc., et al., C.A. No. 20576-NC, was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County in connection with the proposed going private transaction announced by the Company on July 14, 2003.

(ii)	Form 8-K dated September 29, 2003, reporting under Item 12 “Results of Operations and Financial Condition”, the issuance by the Company of a press release announcing its financial results for the quarter ended August 30, 2003.

(iii)	Form 8-K dated November 6, 2003, reporting under Item 5 “Other Events and Required FD Disclosure” and under Item 7 “Financial Statements and Exhibits”, the issuance of a press release by the Company announcing the termination of its proposed going private transaction.