Form 10-Q
period 2004-02-28
CAL MAINE FOODS INC
filed 2004-04-09
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2004

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

Yes     X      No   ____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

Yes   ____    No     X

        Number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 31, 2004.

Common Stock, $0.01 par value	10,904,697 shares
Class A Common Stock, $0.01 par value	1,200,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

Part I.		Financial Information	Page Number
	Item 1.	Condensed Consolidated Financial Statements (unaudited)
		Condensed Consolidated Balance Sheets -
		February 28, 2004 and May 31, 2003	3
		Condensed Consolidated Statements of Operations -
		13 Weeks and 39 Weeks Ended
		February 28, 2004 and March 1, 2003	4
		Condensed Consolidated Statements of Cash Flows -
		39 Weeks Ended February 28, 2004 and
		March 1, 2003	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures of Market Risk	15
	Item 4.	Controls and Procedures	16
Part II		Other Information
	Item 1.	Legal Proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures		19

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 28, 2004	May 31, 2003
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,140	$6,092
Trade and other receivables	33,126	19,493
Recoverable federal income taxes	--	6,860
Inventories	50,421	51,005
Prepaid expenses and other current assets	937	1,729

Total current assets	139,624	85,179
Investments	10,105	7,102
Notes receivable	1,495	152
Goodwill	3,147	3,147
Other assets	1,616	1,620
Property, plant and equipment	273,985	267,671
Less accumulated depreciation	(140,536)	(129,479)

	133,449	138,192

TOTAL ASSETS	$289,436	$235,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,178	$33,032
Current maturities of long-term debt	10,319	12,592
Deferred income taxes	8,812	11,806

Total current liabilities	66,309	57,430
Long-term debt, less current maturities	81,169	95,652
Other non-current liabilities	1,821	1,481
Deferred income taxes	17,138	14,744

Total liabilities	166,437	169,307
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 17,565,200	176	176
Class A common stock $0.01 par value, authorized,
issued and outstanding 1,200,000 shares	12	12
Paid-in capital	26,249	18,784
Retained earnings	109,015	60,212
Common stock in treasury-6,660,503 shares at
February 28, 2004 and 7,000,812 shares at May 31, 2003	(12,453)	(13,099)

Total stockholders' equity	122,999	66,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,436	$235,392

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	$165,655	$106,822	$429,979	$284,024
Cost of sales	107,871	82,014	294,742	233,790

Gross profit	57,784	24,808
Selling, general and
administrative	21,341	11,629	57,772	32,461

Operating income	36,443	13,179	77,465	17,773
Other income (expense):
Interest expense, net	(795)	(1,762)	(4,924)	(6,104)
Other	1,651	522	4,465	734

	856	(1,240)	(459)	(5,370)

Income before income
taxes	37,299	11,939	77,006	12,403
Income tax expense	13,427	4,334	27,758	4,501

Net income	$23,872	$7,605	$49,248	$7,902

Net income per common share:
Basic	$1.98	$.65	$4.15	$.67

Diluted	$1.96	$.64	$4.06	$.67

Dividends per common share	$.0125	$.0125	$.0375	$.0375

Weighted average shares
outstanding:
Basic	12,048	11,764	11,881	11,764

Diluted	12,209	11,840	12,140	11,837

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 28, 2004	March 1, 2003
Cash flows provided by operating activities	$66,688	$14,500
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,630)	(3,831)
Construction of production facilities	(2,043)	(6,097)
Payments received on notes receivable and from investments	196	73
(Increase) decrease in note receivable, investments and
other assets	(1,535)	113
Net proceeds from sale of property, plant and equipment
	461	482

Net cash used in investing activities	(8,551)	(9,260)
Cash flows from financing activities:
Net borrowings on notes payable to banks	- 0 -	1,500
Long-term borrowings	25,000	- 0 -
Principal payments on long-term debt	(41,756)	(8,052)
Proceeds from exercise of stock options	8,112	-0-
Payment of dividends	(445)	(440)

Net cash used in financing activities	(9,089)	(6,992)

Net change in cash and cash equivalents	49,048	(1,752)
Cash and cash equivalents at beginning of period	6,092	4,878

Cash and cash equivalents at end of period	$55,140	$3,126

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 28, 2004

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 2004 are not necessarily indicative of the results that may be expected for the year ending May 29, 2004.

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

Stock Based Compensation
We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

	13 Weeks Ended		39 Weeks Ended
	Feb. 28, 2004	Mar. 1, 2003	Feb. 28, 2004	Mar. 1, 2003
Net income	$23,872	$7,605	$49,248	$7,902
Add: Stock-based employee
compensation expense included in
reported net income	6,069	119	15,450	119
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	(2,811)	(231)	(6,253)	(213)

Pro forma net income	$27,130	$7,493	$58,445	$7,808

Earnings per share:
Basic-as reported	$1.98	$0.65	$4.15	$0.67

Basis-pro forma	$2.25	$0.64	$4.92	$0.66

Diluted-as reported	$1.96	$0.64	$4.06	$0.67

Diluted-pro forma	$2.22	$0.63	$4.82	$0.67

The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the prior year grants: risk-free interest rate of 3.00% ; a dividend yield of 1.00%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years.

2.	Inventories

        Inventories consisted of the following:

	February 28, 2004	May 31, 2003
Flocks	$32,422	$33,070
Eggs	3,308	2,752
Feed and supplies	14,467	12,597
Livestock	224	2,586

	$50,421	$51,005

3.	Other Matters

        On January 26, 2004, our Board of Directors called a special meeting of shareholders to be held at our corporate offices on April 14, 2004 to vote on amendments to our Certificate of Incorporation that would increase the authorized number of shares of our Common Stock and Class A Common Stock and effect a two for one share split of our Common Stock and Class A Common Stock. A proxy statement for the special meeting was mailed to our holders of common stock on March 17, 2004.

4.	Legal Proceedings

        Please refer to Part II, Item 1 of this report.

5.	Impact of Recently Issued Accounting Standards.

        In the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” The adoption of SFAS No. 144 had no effect our consolidated results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”(the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. We have investments in various affiliates established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of these entities do not have recourse to us, except for one entity for which we guarantee 50% of its debt. We are currently evaluating the effects of the issuance of the Interpretation on the accounting for our investment in these entities. Currently, these investments are recorded as investments on the equity method of accounting, recording our share of the net income or loss. We have the ability to exercise significant influence over operating and financial policies of these affiliated entities. However, we do not have a controlling interest in the respective entities. At February 28, 2004, our aggregate net investment in these entities totaled $8.8 million. The portion of the debt guaranteed was $6.8 million at February 28, 2004. These amounts represent our maximum exposure to loss at February 28, 2004 as a result of our involvement with these entities. We plan to adopt this Interpretation during the fourth quarter.

6.	Earnings Per Share

        Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method. For the 13 weeks and 39 weeks periods ended February 28, 2004, the difference between diluted and basic weighted average shares outstanding is solely related to the effects of stock options.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday closest to May 31.

        Our operations are fully integrated. At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States. We market the majority of our shell eggs in 28 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers.

        We currently produce approximately 75% of the total number of shell eggs sold by us, approximately 13% of such total shell egg production by us being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total amount of shell eggs sold by us are purchased from outside producers for resale, as needed, by us.

        Our operating income or loss is significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of our control. Retail sales of shell eggs are generally greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in egg production during the spring and early summer.

        Our cost of production is materially affected by feed costs, which average about 55% of our total shell egg production cost. Changes in feed costs result in changes in cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

        Currently, prices for corn and soybeans, essential feed ingredients, are considerably higher than they have been in the past few months and they are projected to be higher in the year ahead.  If these prices continue to rise, this would result in higher feed ingredient cost to us and other shell egg producers.  In anticipation of higher ingredient prices, in mid- January 2004, we purchased approximately 90% of our estimated soybean meal requirements through September 2004. We can provide no assurances as to the prices we will be required to pay for corn or soybean ingredients in the future.

        According to U.S. Department of Agriculture reports, laying hen numbers during February 2004 were unchanged as compared to a year ago. Current industry projections are that, for the year ahead, laying hen numbers will be very close to this past year.

CRITICAL ACCOUNTING POLICIES

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

        We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended May 31, 2003, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Allowance for Doubtful Accounts. In the normal course of business, we extend credit to our customers on a short-term basis. Although we consider credit risks associated with our customers as minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

Inventories. Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market values. If market prices for eggs and feed grains move substantially lower, we would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value.

        The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 18 weeks. Capitalized flock costs are then amortized over the productive lives of the flocks, generally one to two years. Flock mortality is charged to cost of sales as incurred. High mortality from disease or extreme temperatures would result in abnormal adjustments to write-downs in flock inventories. Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

Long-Lived Assets. Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the assets’ estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives of the assets would result in changes to depreciation expense.

        We continually re-evaluate the carrying value of our long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, we estimate the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. We are a guarantor of approximately $6.8 million of long-term debt of one of these affiliates.

Income Taxes. We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes. We are periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	76.8	68.6	82.3

Gross profit	34.9	23.2	31.4	17.7
Selling, general & administrative	12.9	10.9	13.4	11.4

Operating income	22.0	12.3	18.0	6.3
Other income (expense)	.5	(1.1)	(.1)	(1.9)

Income before taxes	22.5	11.2	17.9	4.4
Income tax expense	8.1	4.1	6.5	1.6

Net income	14.4%	7.1%	11.4%	2.8%

        NET SALES

        Approximately 96% of our net sales consist of shell egg sales. Approximately 3% of our net sales include incidental feed sales to outside egg producers, with the 1% balance consisting of other farming activities.

        Net sales for the third quarter of fiscal 2004 were $165.7 million, an increase of $58.9 million, or 55.1% as compared to net sales of $106.8 million for the third quarter of fiscal 2003. This increase was due to increases in total dozens of shell eggs sold as well as increases in shell egg selling prices compared with the same period last year. Dozens of shell eggs sold for the current third quarter were 154.7 million dozen, an increase of 7.9 million dozen, or 5.4% as compared to the third quarter of last year. Our production and processing facilities provided almost half of the increase in dozens of shell eggs sold, with additional dozens purchased from outside (non-contract) shell egg producers making up the balance. Purchases of shell eggs from outside producers averages about 25% of our total dozens sold. Consumer demand was good and shell egg supply was level, both of which market factors resulted in higher shell egg selling prices during the current third quarter. Our net average selling price per dozen of shell eggs for the third quarter of fiscal 2004 was $1.035, compared to $.693 for the third quarter of fiscal 2003, an increase of 49.4%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

        Net sales for the 39 weeks ended February 28, 2004 were $430.0 million, an increase of $146.0 million, or 51.4%, as compared to net sales of $284.0 million for the 39 weeks ended March 1, 2003. Total dozens of shell eggs sold and net shell egg selling prices in the current 39 week period increased as compared to the same period in fiscal 2003. Dozens of shell eggs sold for the current 39 week period were 455.3 million as compared to 427.7 million for the same period in fiscal 2003, an increase of 6.5%. For the current 39 week period, our net average selling price per dozen of shell eggs was $.911, as compared to $.631 per dozen for the same period in fiscal 2003, an increase of 44.4%.

        We believe our financial results for recent periods have been positively affected by increased demand, primarily caused by favorable publicity about eggs from the medical community, increased use of eggs in high protein diets that are currently popular and a level egg supply within the industry. Also, the average size of our layer flock has increased from approximately 20.5 million hens at March 1, 2003 to approximately 21.0 million at February 28, 2004.

        COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers.

        Cost of sales for the third quarter ended February 28, 2004 was $107.9 million, an increase of $25.9 million, or 31.6%, as compared to cost of sales of $82.0 million for the third quarter of fiscal 2003. The increase is due to higher cost of purchases from outside egg producers and higher cost of feed ingredients. During the third quarter of fiscal 2003, we recognized $4.1 million as a reduction in cost of sales for our share of the settlement of certain class action feed ingredient lawsuits. Dozens of shell eggs sold during the third quarter ended February 28, 2004 increased 5.4%. These additional dozens of shell eggs sold were provided by an almost equal increase in the number of dozens of shell eggs produced by us and in the number of dozens of shell eggs purchased from outside egg producers. The sharp increase in the cost of the shell eggs purchased from outside producers was due to stronger shell egg market conditions, as indicated by our 49.4% increase in shell egg selling prices for the third quarter of fiscal 2004. Feed cost for the third quarter ended February 28, 2004 was $.244 per dozen of shell eggs, compared to the third quarter of fiscal 2003 cost per dozen of shell eggs of $.218, an increase of 11.9%. The higher shell egg selling prices was the primary reason for the increase in gross profit from 23.2% of net sales for the quarter ended March 1, 2003 to 34.9% of net sales for the third quarter ended February 28, 2004.

        Cost of sales for the 39 weeks ended February 28, 2004 was $294.7 million, an increase of $60.9 million, or 26.0%, as compared to cost of sales of $233.8 million for the 39 weeks ended March 1, 2003. The increase in cost of sales is the result of higher outside shell egg purchase cost and an increase in the cost of feed. During the first 39 weeks of fiscal 2003, we recognized $7.0 million as a reduction in cost of sales for our share of the settlement of certain class action feed ingredient lawsuits. Feed cost for the current 39 week period was $.225 per dozen of shell eggs, as compared to $.211 per dozen for the same period in the prior fiscal year, an increase of 6.6%. The increase in shell egg selling prices was the primary reason for the increase in gross profit from 17.7% of net sales for last year’s 39 week period as compared to a gross profit of 31.4% of net sales for the current 39 week period. Gross profits also improved because of greater operational efficiencies and a lower layer flock mortality rate.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.

        Selling, general and administrative expense for the third quarter ended February 28, 2004 was $21.3 million, an increase of $9.7 million, as compared to $11.6 million for the third quarter of fiscal 2003. In the current third quarter, we recorded an expense for stock compensation in the amount of $9.5 million in connection with certain stock options and the related tandem stock appreciation rights. The charge is in accordance with our accounting policies for stock compensation which are consistent with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related Financial Accounting Standards Board Interpretation 44 Accounting for Certain Transactions involving Stock Compensation. The expense is directly related to the increase in the market price of our outstanding common stock from $21.10 at November 30, 2003 to $37.48 at February 28, 2004. The portion of the expense related to the stock options, $4.6 million, is non-cash and the corresponding liability will be converted to equity at the time of exercise. At February 28, 2004, options for 303,000 shares and related tandem stock appreciation rights remain unexercised, of which 258,000 are not available for exercise until December 13, 2004 or later. Future charges to earnings for these options and rights will correlate to changes in our stock price as the options are marked to market value. For the third quarter ended March 1, 2003, we recorded an expense of $186,500 for stock compensation. Excluding the $9.5 million expense for stock options and related tandem stock appreciation rights, the current third quarter comparable increase for selling, general and administrative expense was $200,000, mostly due to increases in legal and professional fees relating to our going private transaction. On a cost per dozen sold basis, excluding the $9.5 million stock option expense, selling, general and administrative expense was $.076 per dozen for the third quarter of fiscal 2004 as compared to $.079 for the third quarter of fiscal 2003. As a percent of net sales, selling, general and administrative expense increased from 10.9% for the third quarter of fiscal 2003 to 12.9% for the third quarter of fiscal 2004.

        Selling, general and administrative expenses for the 39 weeks ended February 28, 2004 was $57.8 million, an increase of $25.3 million, as compared to $32.5 million for the 39 weeks ended March 1, 2003. For the current 39 week period, we recorded an expense of $24.1 million for stock compensation due to the increase in the market price of our outstanding common stock from $5.24 at May 31, 2003 to $37.48 at February 28, 2004, as compared to an expense of $186,500 for the 39 weeks ended March 1, 2003.Excluding the $24.1 million expense stock option expense, the current 39 week period increase for selling, general and administrative expense was $1.2 million, or 3.7%. Of the $1.2 million increase, approximately $1.7 million was for increases in legal and professional fees, primarily related to our going private transaction that was terminated in November 2003, offset by reductions in costs of delivery and general administrative expenses. On a cost per dozen sold basis, excluding the $24.1 million stock option expense, selling, general and administrative expense was $.074 for the current 39 week period as compared to $.076 for the comparable period in fiscal 2003. As a percent of net sales, selling, general and administrative expense has increased from 11.4% for the first 39 week period of fiscal 2003 to 13.4% for the first 39 week period of fiscal 2004.

        OPERATING INCOME

        As the result of the above, operating income was $36.4 million for the third quarter ended February 28, 2004, as compared to operating income of $13.2 million for the third quarter of fiscal 2003. Operating income was 22.0% of net sales for the current fiscal third quarter, compared to operating income of 12.3% of net sales for the third quarter in fiscal 2003.

        For the 39 week period ended February 28, 2004, operating income was $77.5 million, as compared to operating income of $17.8 million for the 39 week period ended March 1, 2003. Operating income was 18.0% of net sales for the current 39 week period as compared to operating income of 6.3% of net sales in the same 39 week period in fiscal 2003.

        OTHER INCOME / EXPENSE

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity from affiliates.

        Other income for the third quarter ended February 28, 2004 was $856,000, an increase of $2.1 million, as compared to other expense of $1.2 million for the third quarter of fiscal 2003. In the current third quarter, net interest expense decreased $967,000 and other income increased $1.1 million. Net interest expense decreased as the result of reduced long term debt balances and receipt of $944,000 interest income as part of an income tax refund. As compared to March 1, 2003 long term debt and notes payable balances have been reduced by $27.3 million through February 28, 2004. Other income for the current third quarter increased from equity in income of affiliates. As a percent of net sales, other income was 0.5% for the current third quarter, as compared to other expense of 1.1% for the same period in fiscal 2003.

        For the 39 week period ended February 28, 2004, other expense was $459,000, a decrease of $4.9 million as compared to $5.4 million for the same 39 week period in fiscal 2003. For the current period, net interest expense decreased $1.2 million and other income increased $3.7 million. Net interest expense decreased as the result of reduced long term debt balances and receipt of $944,000 interest income as part of an income tax refund. Other income for the current 39 week period increased from equity in income of affiliates. As a percent of net sales, other expense was 0.1% for the current 39 week period, as compared to 1.9% for the same 39 week period in fiscal 2003.

        INCOME TAXES

        As a result of the above, our pre-tax income was $37.3 million for the third quarter ended February 28, 2004, as compared to pre-tax income of $11.9 million for the third quarter of fiscal 2003. For the current third quarter, an income tax expense of $13.4 million was recorded with an effective tax rate of 36.0%, as compared to an income tax expense of $4.3 million with an effective rate of 36.3% for last year’s third quarter.

        For the 39 week period ended February 28, 2004, our pre-tax income was $77.0 million, as compared to pre-tax income of $12.4 million for the 39 week period ended March 1, 2003. For the current 39 week period, an income tax expense of $27.8 million was recorded with an effective tax rate of 36.0%, as compared to an income tax expense of $4.5 million with an effective tax rate of 36.3% for the same 39 week period in fiscal 2003.

        NET INCOME

        Net income for the third quarter ended February 28, 2004 was $23.9 million, or $1.98 per basic share, $1.96 per diluted share, as compared to net income of $7.6 million, or $.65 per basic share, $.64 diluted share, for the third quarter of fiscal 2003.

        For the 39 week period ended February 28, 2004, net income was $49.2 million, or $4.15 per basic share, $4.06 per diluted share, as compared to net income of $7.9 million, or $.67 per basic and diluted share for the 39 week period ended March 1, 2003.

        CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at February 28, 2004 was $73.3 million, as compared to $27.7 million at May 31, 2003. Our current ratio was 2.11 at February 28, 2004, as compared to 1.48 at May 31, 2003. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventories and receivable balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $35 million line of credit with three banks, none of which was utilized at February 28, 2004. Our long-term debt at that date, including current maturities, totaled $91.5 million, as compared to $108.2 million at May 31, 2003.

        For the 39 week period ended February 28, 2004, $66.7 million in net cash was provided by operating activities. This compares to $14.5 million of net cash for the 39 week period ended March 1, 2003. In the current 39 week period, $5.6 million was used for purchases of property, plant and equipment, $461,000 was received from sales of property, plant and equipment, and $2.0 million was used for construction projects. Net cash of $1.5 million was used in notes receivable and investments. Approximately $8.1 million was received from the exercise of stock options, and $445,000 was used for payments of dividends on our common stock. Borrowings of $5.0 million were received in additional long-term debt and $20.0 million was received in restructuring and re-pricing certain other long-term debt. Payments of $41.8 million were made on long-term debt. The net result was an increase in cash of approximately $49.0 million.

        For the first 39 weeks of fiscal 2003, $3.8 million was used for purchases of property, plant and equipment, $482,000 was received from sales of property, plant and equipment, and $6.1 million was used for construction projects. Net cash of $186,000 was provided by notes receivable and investments. Approximately $440,000 was used for payments of dividends on our common stock. Proceeds of $1.5 million were received from net borrowings on notes payable to banks. Payments of $8.1 million were made on long-term debt. The net result was a decrease in cash of approximately $1.8 million.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $55.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 70%); and (3) maintain various current and cash-flow coverage ratios (1.25 to1), among other restrictions. At February 28, 2004, we are in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event of a change in the control of the Company.

        During 2004, we completed construction, which began in fiscal 2001, of a shell egg production and processing facility in Guthrie, Kentucky. Including this construction project, we project capital expenditures of an aggregate of $11.0 million during fiscal 2004.

        We currently have a $2.5 million of deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability will be payable over the 20 years beginning in fiscal 1999 or in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a “family farming corporation.” We are currently making annual payments of approximately $150,000 related to this liability; however while these current payments reduce cash balances, payment of the $2.5 million deferred tax liability would also reduce our cash, but would not impact our consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

        Impact of Recently Issued Accounting Standards. In the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (SFAS No. 121), however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” The adoption of SFAS No. 144 had no effect our consolidated results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. We have investments in various affiliates established for the purpose of production, processing, and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to us, except for one entity for which we guarantee 50% of its debt. We are currently evaluating the effects of the issuance of the Interpretation on the accounting for its investment in the entity. Currently, these investments are recorded as investments on the equity method of accounting, recording our share of the net income or loss. We have the ability to exercise significant influence over operating and financial policies of these affiliated entities. However, we do not have a controlling interest in the respective entities. At February 28, 2004, our aggregate net investment in these entities totaled $8.8 million. The portion of the debt guaranteed was $6.8 million at February 28, 2004. These amounts represent our maximum exposure to loss at February 28, 2004 as a result of our involvement with these entities. We plan to adopt this Interpretation during the fourth quarter.

        Forward Looking Statements. The foregoing statements contain forward-looking statements that involve risks and uncertainties and our actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in “Factors Affecting Future Performance” below, as well as future events that have the effect of reducing our available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. We assume no obligation to update forward-looking statements. See also our reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

        Factors Affecting Future Performance. Our future operating results may be affected by various trends and factors that are beyond our control. These include adverse changes in shell egg prices and in the grain markets. Changes in how eggs are currently perceived by the medical community and the extent to which eggs continue to be used in high protein diets also may affect future operating results. Accordingly, past trends should not be used to anticipate future results and trends. Further, our prior performance should not be presumed to be an accurate indication of future performance.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        There have been no material changes in the market risk reported in our fiscal 2003 annual report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls that occurred during the period covered by this report.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Washington County Litigation

         On December 26, 2002, Cal-Maine Farms, Inc. (“Cal-Maine Farms”), a Delaware corporation wholly owned by us, was served with process in a civil complaint filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, on behalf of plaintiffs, Hunter McWhorter, his two parents, and Michael Green. In addition to Cal-Maine Farms, Fred Adams, Dolph Baker, Charlie Collins, R. K. Looper and B. J. Raines, officers of the company, are so named as defendants. Other defendants include Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business. Individual defendants affiliated with the other corporate defendants also were named.

        The suit alleges that plaintiffs suffered medical problems from living near land upon which “litter” from the flocks of hens owned by certain of the defendants was spread as fertilizer. The suit specifically addresses conditions alleged to exist in Washington County, Arkansas, where there is a relatively high concentration of broiler farms. Cal-Maine Farms is not engaged in any broiler production and, compared to the broiler producers, has a very small portion of the hens located in Washington County. The suit alleges actual damages in the amount of $55,000,000 and requests punitive damages in the amount of $100,000,000. On December 31, 2002, an Amended Complaint was filed, bringing the number of plaintiffs to 93.

        On November 7, 2003 an Order of Dismissal Without Predjudice was issued by the First Judicial District of Hinds County, Mississippi. On December 5, 2003 the plaintiffs elected to appeal the order to the Mississippi Supreme Court.

         On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as Next Friends and Guardians of Hunter McWhorter, a plaintiff in the action described above. Other defendants include Alpharma Inc, Alpharma Animal Health Co. Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business, and an individual.

        The suit also alleges that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendant’s flocks was spread as fertilizer. This suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. This particular feed ingredient is not used in Cal-Maine Farms’ shell egg production feed formulation. The suit, like the suit described above, also addresses conditions alleged to exist in Washington County. The suit seeks unspecified actual damages and requests unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this time, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

Going Private Litigation

        On August 18, 2003, we announced that our Board of Directors had approved a 2,500 to 1 reverse stock split, subject to stockholder approval, in order to effect a going private transaction.  In response to this announcement, several lawsuits seeking to enjoin consummation of the proposed reverse split were filed in the Court of Chancery in and for the State of Delaware which were consolidated into one action styled In re Cal-Maine Foods, Inc. Stockholders Litigation, C.A. No. 20507 (the “Delaware Action”).  Our announcement on November 6, 2003, that we did not intend to proceed with the proposed reverse split transaction mooted the claims brought in the Delaware Action.  On November 21, 2003, plaintiffs in the Delaware Action filed a motion for an award of attorneys’ fees and expenses.  On January 27, 2003, the Court of Chancery awarded plaintiffs $831,617.23 in attorneys’ fees and expenses.  On February 20, 2003, we appealed the Court of Chancery’s decision to award plaintiffs’ attorneys’ fees and expenses to the Supreme Court of Delaware.  Briefing of the appeal should be concluded by the end of May and the Company expects a resolution of the appeal some time thereafter, but at this time we cannot predict the outcome.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

b.	Reports on Form 8-K

        The following report on Form 8-K was filed during the quarter for which this Form 10-Q is filed:

(i)	Form 8-K dated December 22, 2003, reporting under Item 7 “Financial Statements and Exhibits”, and under Item 12 “Results of Operations and Financial Condition”, the issuance by the Company of a press release announcing its financial results for the quarter ended November 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)
Date: April 9, 2004	/s/ Bobby J. Raines
Bobby J. Raines
Vice President/Treasurer
(Principal Financial Officer)
Date: April 9, 2004	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)