Form 10-K
period 2004-05-29
CAL MAINE FOODS INC
filed 2004-08-18
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED May 29, 2004

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes No X

The aggregate market value, as reported by the NASDAQ National Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 28, 2003, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $43,336,000.

As of August 2, 2004, 21,838,894 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

        Our Business

        Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal year 2004, we sold approximately 605 million dozen shell eggs, which represented about 13% of domestic shell egg consumption in the United States. Our total flock, which is comprised of approximately 20 million layers and 5 million pullets and breeders, is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell the majority of our shell eggs in 28 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers. The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs and we sell shell eggs to 9 of the 10 largest food retailers in the United States.

        We are also the largest producer and marketer of value-added specialty shell eggs in the United States. Specialty shell eggs include reduced cholesterol, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2004, specialty shell eggs were estimated to represent approximately 8% of our shell egg dollar sales. Retail prices for specialty eggs are higher than standard shell eggs due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under two distinct brands: Egg-Land’s Best(TM) and Farmhouse(TM). We own a 20% equity interest in Egg-Land’s Best, Inc., which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land’s Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States. We also produce, market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 5.6% of our total shell egg dozen volume in fiscal 2004 and 4.1% for fiscal 2003.

         We are also a leader in industry consolidation. Since 1989, we have completed ten acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There are currently over 60 producers who each own more than one million layers and the ten largest producers own approximately 40% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

        Our Corporate Information

        We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 Woodrow Wilson Drive, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3 and 4, and all amendments to those reports are available, free of charge, through our web site as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on the website.

        Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. On May 28, 2004, the last sale price of our Common Stock was $13.80 per share. Our fiscal year 2004 ended May 29, 2004 and the first three fiscal quarters of fiscal 2004 ended August 30, 2003, November 29, 2003 and February 28, 2004. All references to a fiscal year means our fiscal year and all references to a year mean a calendar year.

        We have recently adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the chief executive and principal financial and accounting officers of the Company. We will provide a copy of the code free of charge to any person that requests a copy by writing to:

Cal-Maine Foods, Inc
P.O. Box 2960
Jackson, Mississippi 39207
Attn.: Investor Relations

Requests can be made by phone at (601) 948-6813

         A copy is also available at our website www.calmainefoods.com. Information contained on our website is not a part of this report.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        This report contains numerous forward-looking statements relating to the Company’s shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under this Item 1, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from the Company’s future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

        Industry Background

        The United States Department of Agriculture reported that in 2003 the wholesale shell egg industry was a $4.5 billion market. Shell eggs are a staple food product and 94% of US homes buy shell eggs according to the 2003 Progressive Grocer Consumer Expenditure Study. Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture reports, since 1999, annual per capita consumption in the United States has varied between 250 and 256 eggs. In 2003, per capita consumption in the United States was 254 eggs, implying approximately five eggs consumed per person per week.

        Prices for Shell Eggs

        Shell egg prices are a critical component of profitability in the industry. Over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. In 2003, wholesale shell egg prices averaged 93.8 cents per dozen versus an average of 71.3 cents per dozen from 1999 to 2002. The current price environment is the result of strong demand for shell eggs and a slight increase in supply.

        Factors currently influencing demand:

-	industry advertising campaigns successfully promoting the health benefits of eggs;

-	positive announcements from the medical community highlighting eggs as a good source of protein;

-	increased consumption resulting from the factors noted above as well as the reduced level of cholesterol in eggs; and

-	increased demand from the foodservice channel.

        Factors currently influencing supply:

—	living space for newly hatched layers will increase 20% by 2008 according to guidelines put in place by the United Egg Producers, in conjunction with the Food Marketing Institute, both industry trade associations, and

—	the process to bring new shell egg production capacity online has become more complex than in the past, increasing the time it takes to bring new capacity to market .

        Feed Costs for Shell Egg Production

        Feed is a primary cost component in the production of shell eggs and represents over one-half of industry production costs. Most shell egg processors are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Current prices for corn and soybeans, essential feed ingredients, are significantly higher than in the recent past. Based on current industry projections for the 2004 fall crop, we expect feed ingredient prices to decline with the approach of the harvest season in September and October.

        Growth Strategy and Acquisitions

        For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have consummated ten acquisitions, and built seven new “in-line” shell egg production and processing facilities and one pullet growing facility, adding 8 million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs, or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

        As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 22.7 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 561.8 million over the past five fiscal years. Net sales amounted to $572.3 million in fiscal 2004 compared to net sales of $69.9 million in fiscal 1988.

        Although we have made no acquisitions in the past four fiscal years, we propose to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe that enhancing our national presence will help us further strengthen our relationships with existing customers which have operations across the United States.

        Through exclusive license agreements with Egg-Land’s Best, Inc. in several key territories and our trademarked Farmhouse brand, we are the leading producer and marketer of value-added specialty shell eggs. We also produce, market and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not related to the generic shell egg market, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our specialty shell egg production.

        Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during its last fiscal year represented only approximately 13% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

        The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

        Shell Eggs

        Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs. Company-owned facilities accounted for approximately 88% of our total fiscal 2004 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

        The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 98% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 13 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 20 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 13.0 million shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $45 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

        Feed for the laying flocks is produced by Company-owned and operated mills located in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 97% of the feed for our flocks is manufactured at feed mills owned and operated by us. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, we purchase ingredients in advance with a delayed delivery of several weeks or a few months.

        Feed cost represents the largest element of our farm egg production cost, ranging from 54% to 57% of total cost in the last five years, or an average of approximately 55%. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, we have tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

        After the eggs are produced, they are graded and packaged. Substantially all of our farms have modern “in-line” facilities that mechanically gather, grade and package the eggs produced. The increased use of in-line facilities has generated significant cost savings as compared to the cost of eggs produced from non-in-line facilities. In addition to greater efficiency, the in-line facilities produce a higher percentage of grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to our processing plants where they are graded and packaged. Since shell eggs are perishable, we maintain very low shell egg inventories, usually consisting of approximately four days of production.

        Our egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease factors. These risks are not within our control and could have a material adverse effect on our operations. Also, the marketability of our shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

        We operate in a cyclical industry with total demand that is generally level and a product that is price-inelastic. Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future. The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past.

        Marketing. Of the 605 million dozen shell eggs sold by us in the fiscal year ended May 29, 2004, 458 million were produced by Company flocks.

        We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 58.4% of net sales in the fiscal 2004 and 63.0% of net sales for fiscal 2003. One customer accounted for 11.9% of net sales during fiscal 2004 and 12.8% of net sales for fiscal 2003, and two affiliated customers, on a combined basis, accounted for 26.8% of net sales during fiscal 2004 and 21.3% of net sales for fiscal 2003.

        The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

        The shell eggs we sell are either delivered by us to our customers’ warehouses and facilities with our own fleet of owned or contracted delivery trucks or are picked up by our customers at our warehouses.

        We sell our shell eggs at prices generally related to independently quoted wholesale market prices. Wholesale prices are subject to wide fluctuations. The prices of our shell eggs reflect fluctuations in the quoted market, and the results of our shell egg operations are materially affected by changes in market quotations. Egg prices reflect a number of economic conditions, such as the supply of eggs and the level of demand, which, in turn, are influenced by a number of factors that we cannot control. No representation can be made as to the future level of prices.

        Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, eight of our first quarters and five of our fourth quarters have resulted in net operating losses.

        According to U.S. Department of Agriculture reports, since 1999, annual per capita consumption in the United States has varied between 250 and 256 eggs. While we believe that increased fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

        We sell the majority of our shell eggs in approximately 28 states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We are a major factor in egg marketing in a majority of these states. Many states in our market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of our markets.

        Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™ and Farmhouse eggs. Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best™ eggs accounted for approximately 6.5% of our net sales in fiscal 2004. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs accounted for 1.7% of our net sales in fiscal 2004. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

        Competition. The production, processing, and distribution of shell eggs is an intensely competitive business, which, traditionally, has attracted large numbers of producers. Shell egg competition is generally based on price, service, and quality of production. Although we are the largest combined producer, processor, and distributor of shell eggs in the United States, we do not occupy a controlling market position in any area where our eggs are sold.

        While the shell egg industry remains highly fragmented, it has been characterized by a growing concentration of producers. In 2003, 62 producers with one million or more layers owned 84% of the 279 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard.

         Patents and Tradenames. We own the trade names Farmhouse, Rio Grande and Sunups. We do not own any patents or proprietary technologies. We produce and market Egg-Land’s Best(TM) eggs under license agreements with EB. We own a 20% equity interest in EB.

         Government Regulation. Our facilities and operations are subject to regulation by various federal, state and local agencies, including, but not limited to, the FDA, the USDA, the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. All of our processing plants have a resident USDA inspector. Our shell egg facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to assure compliance with our own standards and customer specifications. We do not know of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

         Environmental Regulation. Our operations and facilities are subject to various federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities including, but not limited to wastewater discharge permits. We have made and will continue to make capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We do not currently know of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future. In addition, under certain circumstances, we may incur costs associated with our contract producers’ failure to comply with laws and regulations, including environmental laws and regulations.

        Employees. As of May 29, 2004, we had a total of approximately 1,520 employees of whom 1,380 worked in egg production, processing and marketing, 90 were engaged in feed mill operations and 50 were administrative employees, including officers, at our executive offices. About 9% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

        Risk factors

         We are subject to numerous risks and uncertainties, including the following:

         Market prices of wholesale shell eggs are volatile and changes in these prices and costs can adversely impact our results of operations.

        Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices have experienced an upward trend since 2002 and rose to historical highs in late 2003 and early 2004. There can be no assurance that shell egg prices will remain at or near current levels. As the demand for shell eggs has increased in recent years, the supply of shell eggs has remained level. This has contributed to higher shell egg prices. However, there is no assurance that the supply of shell eggs will remain level in the future.

        Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

         Changes in consumer demand for shell eggs can negatively impact our business.

        Demand for shell eggs has increased in recent years as a result of a number of factors. We believe that increased fast food restaurant consumption, favorable reports from the medical community regarding the health benefits of shell eggs, reduced shell egg cholesterol levels, current high protein diet trends and industry advertising campaigns have all contributed to the increase in shell egg demand. However, there can be no assurance that the demand for shell eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, as well as movement away from popular high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

         Feed costs are volatile and changes in these costs can adversely impact our results of operations.

        Feed costs represent the largest element of our shell egg production cost, ranging from 54% to 57% of total annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybeans, essential feed ingredients, have increased in the last few months and are projected to decline with the approach of the harvest season. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

         Due to the cyclical nature of our business, our financial results from year to year may fluctuate.

        The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance. As a result, our financial results from year to year may vary significantly.

         We purchase approximately 25% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

        We produce approximately 75% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers also increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in quantities and prices that are satisfactory and our inability to do so may have a material adverse affect on our business and profitability.

        Our acquisition growth strategy subjects us to various risks.

        We plan to pursue a growth strategy which includes acquisitions of other companies engaged in the production and sale of shell eggs. Acquisitions can require capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

-	will identify suitable acquisition candidates;

-	can consummate acquisitions on acceptable terms; or

—	can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business.

        No assurance can be given that companies acquired by us in the future will contribute positively to our results of operations or financial condition. In addition, federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.

        The consideration we pay in connection with any acquisition also affects our financial results. If we pay cash, we could be required to use a portion of our available cash to consummate the acquisition. To the extent we issue shares of our Common Stock, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt.

        We presently have no understandings or agreements with respect to any acquisitions.

         Our largest customers have historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

        For the fiscal years ended May 31, 2004, and May 31, 2003, one customer accounted for 11.9% of our net sales and 12.8% of our net sales, respectively, and two affiliated customers, on a combined basis, accounted for 26.8% and 21.3% of our net sales, respectively. Our top 10 customers accounted for 58.4% and 63.0% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

         Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.

        We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to United States Department of Agriculture, the USDA, and Food and Drug Administration, the FDA, regulation and various state and local health and agricultural agencies. Our shell egg processing facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections.

        Our operations and facilities are also subject to various federal, state and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to wastewater discharge permits.

        If we fail to comply with any applicable law or regulation or permit, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially and adversely affected. In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurances that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

        Our business is highly competitive.

        The production and sale of fresh shell eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of competitors that may prove to be more successful than we are in marketing and selling shell eggs. We cannot assure you that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations and financial condition.

         Pressure from animal rights groups regarding the treatment of animals may subject us to additional costs to conform our practices to comply with developing standards or subject us to marketing costs to defend challenges to our current practices and protect our image with our customers.

        We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, to require that any companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed by these animal rights groups. As a result, we are changing our operating procedures with respect to our flock of hens to meet some or all of these treatment standards. The treatment standards require, among other things, that we provide increased cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of these increased costs have been passed on to our customers, we cannot assure you that we can continue to pass on these costs, or any additional costs we will face, in the future.

         We are dependent on our management team, and the loss of any key member of this team may adversely affect the implementation of our business plan in a timely manner.

        Our success depends largely upon the continued services of our senior management team, including Fred R. Adams, Jr., our chairman and chief executive officer. The loss or interruption of Mr. Adams’ services or those of one or more of our other executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any key-man life insurance on any such persons.

        Agricultural risks could harm our business.

        Our shell egg production activities are subject to a variety of agricultural risks. Unusual or extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute. If a substantial portion of our production facilities are affected by any of these factors in any given quarter or year, our business, financial condition and results of operations could be materially and adversely affected.

        We are controlled by a principal stockholder.

        Fred R. Adams, Jr., our chairman of the board and chief executive officer, and his spouse own 33.9% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 90.4% and his son-in-law Adolphus B. Baker, our president, chief operating officer and one of our directors, owns 9.6% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.9% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 65.3%, and Messrs. Adams and Baker and their spouses possess 71.3% of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

        The Adams family intends to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure its continued ownership of over 50% of the combined voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of us more difficult and discourage certain types of transactions involving a change of control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. In addition, certain provisions of our Certificate of Incorporation require that our Class A Common Stock be issued only to Fred R. Adams, Jr. and members of his immediate family, and that if shares of the Class A Common Stock, by operation of law or otherwise, are deemed not to be owned by Mr. Adams or a member of his immediate family, the voting power of any such shares shall be automatically reduced to one vote per share. The Adams family controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

        Based on Mr. Adams’ beneficial ownership of our outstanding capital stock, we are a “controlled company,” as defined in Rule 4350(c) (5) of the listing standards of the NASDAQ National Market on which our shares of Common Stock are quoted. Accordingly, we are exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

ITEM 2. PROPERTIES

        We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, two hatcheries, two wholesale distribution centers, 14 feed mills, 19 shell egg production facilities, 18 pullet growing facilities, and 20 processing and packing facilities Most of our operations are conducted from properties we own.

        In addition, we operate approximately 242 over-the-road tractors and 392 trailers, most of which are refrigerated, as well as feed delivery trucks, shell egg pick-up trucks, “bobtail” delivery trucks and other miscellaneous vehicles. Of the tractors and trailers, we own 190 and 150, respectively, and the balance is under operating leases with certain purchase options.

        Presently, we own approximately 15,000 acres of land in various locations throughout our geographic market area. We have the ability to hatch 16 million pullet chicks annually, grow 13 million pullets annually, house 18 million laying hens and control the production of an aggregate total of 21 million layers. We also own or control mills that can produce 700 tons per hour of feed, and processing facilities capable of processing 7,000 cases of shell eggs per hour (with each case containing 30 dozen shell eggs). Our facilities are well-maintained and operate at a high level of efficiency. Typically, we insure our facilities for replacement value.

        Over the past five fiscal years, Cal-Maine’s capital expenditures have totaled an aggregate amount of approximately $116.3 million, including the acquisition of the operations of other businesses. The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

ITEM 3. LEGAL PROCEEDINGS

        Chicken Litter Litigation

        On December 26, 2002, Cal-Maine Farms, Inc. (“Cal-Maine Farms”), a Delaware corporation wholly owned by us, was served with process in a civil complaint filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, on behalf of plaintiffs, Hunter McWhorter, his two parents, and Michael Green. In addition to Cal-Maine Farms, Fred Adams, Adolphus Baker, Charles Collins, R. K. Looper and B. J. Raines, officers of our company, are among the 50 named defendants. Other defendants include Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business. Individual defendants that were affiliated with the other corporate defendants also were named in the suit.

        The suit alleges that plaintiffs suffered medical problems from living near land upon which “litter” from the flocks of hens owned by certain of the defendants was spread as fertilizer. The suit specifically addresses conditions alleged to exist in Washington County, Arkansas, where there is a relatively high concentration of broiler farms. Cal-Maine Farms is not engaged in any broiler production and, compared to the broiler producers, has a very small portion of hens located in Washington County. The suit alleges actual damages in the amount of $55,000,000 and requests punitive damages in the amount of $100,000,000. On December 31, 2002, an amended complaint was filed, bringing the number of plaintiffs to 93.

        On November 7, 2003, an Order of Dismissal Without Prejudice was issued by the First Judicial District of Hinds County, Mississippi. On December 5, 2003, the plaintiffs elected to appeal the order to the Mississippi Supreme Court. This appeal is pending.

        On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington County, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as next friends and guardians of Hunter McWhorter, a plaintiff in the action described above. Other defendants include Alpharma Inc., Alpharma Animal Health Co., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business, and an individual.

        The suit alleges that the plaintiffs have suffered medical problems resulting form living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. This suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. This particular feed ingredient is not used in our shell egg production feed formulation. The suit, like the suit described above, also addresses conditions alleged to exist in Washington County. The suit seeks unspecified actual damages and requests unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

        Going Private Litigation

        On August 18, 2003, we announced that our Board of Directors had approved a 2,500 to 1 reverse stock split, subject to stockholder approval, in order to effect a going private transaction. Multiple suits were filed during the fall season of 2003 in the Chancery Court of New Castle County, Delaware against us, seeking to enjoin the going private transaction.

        The lawsuits were consolidated by the Chancery Court but were dismissed, prior to any discovery or trial, as moot cases inasmuch as we elected not to proceed with the going private transaction.

        The Plaintiff’s attorneys petitioned the Delaware court for attorneys’ fees and were awarded $831,617.23 by the Chancellor. We have appealed the award of fees to the Supreme Court of Delaware. Briefs have been submitted, arguments given, but no result has been announced by the Court.

        Contract Grower Litigation

        On March 23, 2004, a civil complaint was filed against Cal-Maine Foods, Inc. by Olen L. Wells, a former contract producer. The complaint is pending in the United States District Court for the Middle District of Georgia. The complaint alleges that we verbally agreed to place layer-hen flocks in a particular production facility for a period of ten years if the plaintiff would install a new feeder system in that facility. The complaint seeks unspecified actual damages. We have filed our answer denying the existence of any such verbal contract and explaining that all arrangements with contract producers are on a flock-to-flock basis. Discovery has recently begun. At this stage, it is impossible to evaluate our potential exposure, if any, to damages in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 14, 2004, at a special meeting of shareholders, our stockholders approved amendments to our Certificate of Incorporation increasing the authorized number of shares of our Common Stock from 30,000,000 to 60,000,000, and our Class A Common Stock from 1,200,000 to 2,400,000 shares, and effecting a 2-for-1 split of our Common Stock and Class A Common Stock. The amendments became effective the same day. Unless otherwise indicated or the context requires, all share and per share information in this Form 10-K annual report has been restated retroactively to reflect the split.

        Each share of Common Stock is entitled to one vote and each share of Class A Common Stock is entitled to 10 votes. The following table, based on pre-split shares, shows the number of votes cast for, against, or withheld, and the number of abstentions and non-votes with respect to each matter considered at the special meeting of shareholders:

Matter	For	Against	Withheld	Abstentions	Non-Votes
Increase in number of authorized	21,953,924	64,639	-0-	12,164	-0-
Shares of Common Stock
Increase in number of authorized	21,932,355	-0-	-0-	-0-	-0-
Shares of Class A Common Stock
Two-for-one Stock Split	21,936,501	82,932	-0-	11,294	-0-

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. The last reported sale price for our Common Stock on May 28, 2004 was $13.80 per share. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 2003 and fiscal 2004. The sales prices have been adjusted to reflect the recent 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal 2003.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low
May 29, 2003	First Quarter	$ 2.180	$ 1.600
	Second Quarter	1.915	1.395
	Third Quarter	2.110	1.585
	Fourth Quarter	2.800	1.600
May 31, 2004	First Quarter	$ 3.900	$ 2.535
	Second Quarter	10.630	3.490
	Third Quarter	22.800	10.550
	Fourth Quarter	21.710	10.210

        There is no public trading market for the Class A Common Stock, the majority outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company.

        STOCKHOLDERS

         At August 2, 2004, there were approximately 236 record holders of our Common Stock and approximately 9,800 beneficial owners whose shares were held by nominees or broker dealers.

        DIVIDENDS

        We have paid cash dividends on our Common Stock since 1998. Prior to the 2-for-1 stock split, a cash dividend at the annual rate of $0.05 per share of Common Stock, or $0.0125 per quarter, was paid in each of the full quarters shown in the table above. We expect to pay cash dividends on our Common Stock at the same annual rate of $0.05 per share on a post-split basis, thus doubling the aggregate amount of cash dividends payable by us. Since 1998, we have also paid cash dividends on our Class A Common Stock at a rate equal to 95% of the annual rate on our Common Stock. Our Board of Directors will continue to consider the declaration of cash dividends in the future in light of our results of operations, financial condition, capital requirements for possible acquisitions and new construction, and other relevant economic factors. In addition, under the terms of agreements with our principal lenders, we are subject to various financial covenants, including a limitation on our ability to pay cash dividends in an aggregate amount not to exceed $500,000 per quarter.

        UNREGISTERED SALES OF SECURITIES

        No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 29, 2004.

        EQUITY COMPENSATION PLAN INFORMATION

        The following table contains information, as of May 29, 2004, about our equity compensation plans, all of which were approved by security holders.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity Compensation Plans Approved by
Security Holders(1)	578,200	$1.65	8,000

(1)	Consists of our 1993 Stock Option Stock Option Plan and our 1999 Stock Option Plan. See Note 8 “Stock Option Plan” in our Consolidated Financial Statements for the year ended May 29, 2004.

        PURCHASES OF EQUITY SECURITIES

        There were no repurchases of our common stock made by us or any purchaser affiliated with us during the 2004 fiscal quarter ended May 29, 2004.

ITEM 6. SELECTED FINANCIAL DATA

         The per share data shown in the following table has been adjusted to reflect the 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal year 2000.

	Fiscal Years Ended
	May 29, 2004	May 31, 2003	June 1, 2002			June 2, 2001	June 3, 2000
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales	$572,331	$387,462		$326,171		$358,412	$287,055
Cost of sales	396,705	315,169		291,767		299,417	268,937

Gross profit	175,626	72,293		34,404		58,995	18,118
Selling, general and administrative	69,304	46,029		42,332		42,337	40,059

Operating income (loss)	106,322	26,264		(7,928)		16,658	(21,941)
Other income (expense):
Interest expense (net)	(6,527)	(8,096)		(8,503)		(8,736)	(7,726)
Equity in income (loss) of affiliates	5,923	442		(480)		415	130
Other	524	527		547		2,378	2,525

	(80)	(7,127)		(8,436)		(5,943)	(5,071)

Income (loss) before income tax	106,242	19,137		(16,364)		10,715	(27,012)
Income tax expense (benefit)	39,800	6,925		(5,790)		3,891	(9,633)

Net income (loss)	$66,442	$12,212	$	( 10,57	4)	$6,824	$(17,379)

Net income (loss) per common share	$2.78	$.52		$(.45)		$.285	$(.705)

Diluted	$2.73	$.515		$(.45)		$.280	$(.705)

Cash dividends declared per share	$0.050	$0.050		$0.050		$0.050	$0.048

Weighted average shares outstanding:
Basic	23,874	23,528		23,528		24,102	24,724

Diluted	24,342	23,724		23,528		24,240	24,724

Balance Sheet Data:
Working capital	$92,949	$27,749		$17,310		$28,386	$18,485
Total assets	301,559	235,392		229,654		234,752	231,899
Total debt (including current portion)	90,031	108,244		118,362		118,340	119,736
Total stockholders' equity	140,165	66,085		54,460		66,196	61,353
Operating Data:
Total number of layers at
period ended (thousands)	20,318	19,877		19,201		19,138	18,346
Total shell eggs sold (millions
of dozens)	605.2	570.7		561.8		545.1	526.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

        Risk Factors; Forward-Looking Statements

        For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption “Risk Factors.” In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

OVERVIEW

        We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 29, 2004 (52 weeks), May 31, 2003 (52 weeks) and June 1, 2002 (52 weeks) for the most recent three fiscal years.

        Our operations are fully integrated. At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. We currently are the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for approximately 96% of our net sales in fiscal 2004 and fiscal 2003. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by us primarily to national and regional supermarket chains.

        We currently use contract producers for approximately 12% of our total egg production. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We also own the eggs produced. Also, shell eggs are purchased, as needed, for resale by us from outside producers.

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

        Our cost of production is materially affected by feed costs, which average about 55% of our total farm egg production cost. Changes in feed costs result in changes in our cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

RESULTS OF OPERATIONS

        The following table sets forth, for the years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended
	May 29, 2004	May 31, 2003	June 1, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.3	81.3	89.5

Gross profit	30.7	18.7	10.5
Selling, general & administrative expenses	12.1	11.9	12.9

Operating income (loss)	18.6	6.8	(2.4)
Other income (expense)	(0.1)	(1.9)	(2.6)

Income (loss) before taxes	18.5	4.9	(5.0)
Income tax expense (benefit)	6.9	1.8	(1.8)

Net income (loss)	11.6%	3.1%	(3.2)%

Fiscal Year Ended May 29, 2004 Compared to Fiscal Year Ended May 31, 2003

        Net Sales. Approximately 96% of our net sales consist of shell egg sales. Approximately 3% of our net sales include incidental feed sales to outside egg producers, with the 1% balance consisting of other farming activities. Net sales for the fiscal year ended May 29, 2004 were $572.3 million, an increase of $184.8 million, or 47.7%, from net sales of $387.5 million for fiscal 2003. Total dozens of eggs sold increased in fiscal 2004 and egg selling prices increased as compared with prices in fiscal 2003. In fiscal 2004, total dozens of shell eggs sold were 605.2 million, an increase of 34.5 million dozen, or 6.0%, compared to 570.7 million dozen sold in fiscal 2003. Consumer demand was good and egg supply was level, which resulted in higher egg selling prices during fiscal 2004. Our average selling price of shell eggs increased from $.645 per dozen for fiscal 2003 to $.914 per dozen for fiscal 2004, an increase of $.269 per dozen, or 41.7%. We believe our financial results for the past fiscal year have been positively affected by increased demand, primarily caused by favorable publicity about eggs from the medical community, increased use of eggs in high protein diets that are currently popular and a level egg supply within the industry.

        Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 29, 2004 was $396.7 million, an increase of $81.5 million, or 25.9%, as compared to cost of sales of $315.2 million for fiscal 2003. Dozens sold, cost of purchases from outside egg producers and cost of feed ingredients increased in fiscal 2004. During fiscal 2003, we recognized $9.5 million as a reduction in cost of sales for our share of the settlement of certain class action feed ingredient lawsuits. The 6.0 % increase in dozens sold was from increases in dozens produced in Company facilities and in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to higher egg market selling prices. Feed cost for fiscal 2004 was $.234 per dozen, compared to $.213 per dozen for the prior fiscal year, an increase of 10.0%. A 41.7% increase in egg selling prices, offset by higher feed ingredient costs and higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 18.7% of net sales for fiscal 2003 to 30.7% of net sales for fiscal 2004.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $69.3 million in fiscal 2004, an increase of $23.3 million as compared to an expense of $46.0 million for fiscal 2003. For fiscal 2004, we recorded an expense of $22.1 million for stock compensation due to the increase in the market price of our outstanding common stock from $2.62 at May 31, 2003 to $13.80 at May 29, 2004, as compared to an expense of $1.1 million for fiscal 2003. Excluding the $21.0 million increase in stock option expense, the current fiscal year increase for selling, general and administrative expense was $2.3 million, or 5.0%. The increase is the net of increases in legal and professional fees, general insurance and franchise fees, offset by a reduction in bad debt expense. The biggest increase, approximately $2.4 million was for legal and professional fees, primarily related to our going private transaction that was terminated in November 2003 and our proposed underwritten public offering of common stock that was withdrawn in April 2004. In fiscal 2003, one of our customers filed for bankruptcy and we increased our bad debt allowance by $1.1 million. Due to the increased sales volume in fiscal 2004, general administrative expenses increased slightly. On a cost per dozen sold basis, excluding the $21.0 million increase in stock option expense, selling, general and administrative expense was $0.080 for fiscal 2004 as compared to $0.076 for fiscal 2003. As a percent of net sales, selling, general and administrative expense increased from 11.9% for fiscal 2003 to 12.1% for fiscal 2004.

        Operating Income . As a result of the above, our operating income was $106.3 million for fiscal 2004, as compared to operating income of $26.3 million for fiscal 2003. As a percent of net sales, the operating income for fiscal 2004 was 18.6%, as compared to operating income of 6.8% for fiscal 2003.

        Other Income (Expense). Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income of affiliates. Other expense for fiscal 2004 was $80,000, a decrease of $7.0 million, as compared to other expense of $7.1 million for fiscal 2003. For fiscal 2004, net interest expense decreased $1.6 million and other income increased $5.4 million. Net interest expense decreased as the result of reduced long term debt balances and receipt of $944,000 interest income as part of an income tax refund. Other income for fiscal 2004 increased from equity in income of affiliates. As a percent of net sales, other expense was 0.1% for fiscal 2004, as compared to 1.8% for fiscal 2003.

        Income Taxes. For the fiscal year ended May 29, 2004, our pre-tax income was $106.2 million, as compared to pre-tax income of $19.1 million for fiscal 2003. For fiscal 2004, an income tax expense of $39.8 million was recorded with an effective tax rate of 37.5%, as compared to an income tax expense of $6.9 million with an effective tax rate of 36.2% for fiscal 2003.

        Net Income. As a result of the above, net income for fiscal 2004 was $66.4 million, or $2.78 per basic share, or $2.73 per diluted share, compared to net income of $12.2 million, or $0.52 per basic share, or $.515 per diluted share, for fiscal 2003.

Fiscal Year Ended May 31, 2003 Compared to Fiscal Year Ended June 1, 2002

        Net Sales. Net sales for the fiscal year ended May 31, 2003 were $387.5 million, an increase of $61.3 million, or 18.8%, from net sales of $326.2 million for fiscal 2002. Total dozens of shell eggs sold increased in fiscal 2003 and shell egg selling prices increased as compared with prices in fiscal 2002. In fiscal 2003, total dozens of shell eggs sold were 570.7 million, an increase of 8.9 million dozen, or 1.6%, compared to 561.8 million dozen sold in fiscal 2002. Consumer demand was good and shell egg supply remained level, which resulted in higher shell egg selling prices during fiscal 2003. Our average selling price of shell eggs increased from $0.549 per dozen for fiscal 2002 to $0.645 per dozen for fiscal 2003, an increase of $0.096 per dozen, or 17.5%. The average of our total number of layers increased from 19.2 million in fiscal year 2002 to 19.9 million in fiscal year 2003.

        Cost of Sales. Cost of sales for the fiscal year ended May 31, 2003 was $315.2 million, an increase of $23.4 million, or 8.0%, as compared to cost of sales of $291.8 million for the prior fiscal year. While dozens of shell eggs sold increased, cost of purchases from outside shell egg producers and cost of feed ingredients increased, offset by our $9.5 million recovery from a class action feed ingredient lawsuit. The 1.6 % increase in dozens sold was from increases in dozens produced in our facilities and in the number of dozens purchased from outside shell egg producers. The increase in the cost of the shell eggs purchased from outside producers was due to higher shell egg market selling prices. Feed cost for fiscal 2003 was $0.213 per dozen, compared to $0.193 per dozen for the prior fiscal year, an increase of 10.4%. A 17.5% increase in shell egg selling prices plus the $9.5 million recovery, offset by higher feed ingredient costs and higher cost of purchases from outside shell egg producers, resulted in an increase in gross profit from 10.5% of net sales for fiscal 2002 to 18.7% of net sales for fiscal 2003.

        Selling, General and Administrative Expenses. Selling, general and administrative expense was $46.0 million in fiscal 2003, an increase of $3.7 million, or 8.7%, as compared to an expense of $42.3 million for fiscal 2002. The increase was due to increases in insurance expense, bad debt reserves and value of our stock option plan. Due to overall increases in the insurance market during fiscal 2003, the cost of general business and property insurance increased $1.0 million. In the fourth quarter of fiscal 2003, one of our customers filed for bankruptcy and we increased our bad debt allowance by $1.1 million. Due to the increase in the market quote of our Common Stock, from $1.79 per share at June 2, 2002 to $2.62 per share at May 31, 2003, the increased value of $1.1 million of our stock option plan liability was recorded. Other selling, general and administrative expenses, including delivery, increased approximately $500,000. As a percent of net sales, selling, general and administrative expense decreased from 12.9% for fiscal 2002 to 11.9% for fiscal 2003 due to higher average shell egg selling prices in fiscal 2003.

        Operating Income (Loss). As a result of the above, our operating income was $26.3 million for fiscal 2003, as compared to an operating loss of $7.9 million for fiscal 2002. As a percent of net sales, the operating income for fiscal 2003 was 6.8%, as compared to an operating loss of 2.4% for fiscal 2002.

        Other Income (Expense). Other expense for fiscal 2003 was $7.1 million, a decrease of $1.3 million, as compared to other expense of $8.4 million for fiscal 2002. For fiscal 2003, equity in income of affiliates amounted to $442,000 of income as compared to a loss of $480,000 in fiscal 2002. Interest expense decreased $308,000, or 3.6% in fiscal 2003 as compared to fiscal 2002. As a percent of net sales, other expense was 1.9% in fiscal 2003 and 2.6% in fiscal 2002.

        Income Taxes. As a result of the above, our pre-tax income was $19.1 million for fiscal 2003, compared to a pre-tax loss of $16.4 million for fiscal 2002. We had an income tax expense of $6.9 million in fiscal 2003 with an effective tax rate of 36.2%, as compared to income tax benefit of $5.8 million with an effective tax rate of 35.4% for fiscal 2002

        Net Income (Loss). As a result of the above, net income for fiscal 2003 was $12.2 million, or $0.51 per diluted share, compared to a net loss of $10.6 million, or $0.45 per basic and diluted share, for fiscal 2002.

         Capital Resources and Liquidity. Our working capital at May 29, 2004 was $92.9 million compared to $27.7 million at May 31, 2003. Our current ratio was 2.58 at May 29, 2004 as compared with 1.48 at May 31, 2003. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventories and receivable balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $35 million line of credit with three banks, $1.8 million of which was utilized as a standby letter of credit at May 29, 2004. Our long-term debt at that date, including current maturities, totaled $90.0 million, as compared to $108.2 million at May 31, 2003.

        For the fiscal year ended May 29, 2004, $85.1 million in net cash was provided by operating activities. This compares to $30.7 million of net cash for fiscal year ended May 31, 2003. In fiscal 2004, $8.6 million was used for purchases of property, plant and equipment, $594,000 was received from sales of property, plant and equipment, and $2.0 million was used for construction projects. Net cash of $33.9 million was used in investments and an increase in notes receivable. Approximately $8.4 million was received from the exercise of stock options, and $746,000 was used for payments of dividends on our common stock. Borrowings of $5.0 million were received in additional long-term debt and $20.0 million was received in restructuring and re-pricing certain other long-term debt. Payments of $43.2 million were made on long-term debt. The net result was an increase in cash and cash equivalents of approximately $30.5 million.

        For the fiscal year ended May 31, 2003, $30.7 million was provided by operating activities. We received $529,000 net proceeds from disposal of property, plant and equipment and $205,000 in net cash activities from notes receivable and investments. In fiscal 2003, $7.5 million was used for construction projects and $5.0 million for purchases of property, plant and equipment. Approximately $587,000 was used for dividend payments on the common stock. Principal payments of $10.1 million were made on long-term debt and $7.0 million was repaid on borrowings on the line of credit. The net result of these activities was an increase in cash and cash equivalents of $1.2 million for fiscal 2003.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 70%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 29, 2004, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        During 2004, we completed construction, which began in fiscal 2001, of a shell egg production and processing facility in Guthrie, Kentucky. We project capital expenditures of an aggregate of $12.0 million during fiscal 2005.

        We currently have a $2.5 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a “family farming corporation.” We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $2.5 million deferred tax liability would not impact our consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet. See Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have no existing off-balance sheet arrangements as defined under SEC regulations.

Contractual Obligations

        The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 6, and on lease obligations in Note 5, of Notes to Consolidated Financial Statements.

	Total	2005	2006	2007	2008	2009	Over 5 years
Long-term debt	$ 90,031	$ 9,597	$ 9,625	$ 9,653	$ 9,697	$ 7,819	$ 43,640
Operating leases	$ 33,574	$ 8,618	$ 8,181	$ 7,791	$ 5,928	$ 2,523	$ 533
Purchase obligations (a)	$ 18,053	$ 18,053
Total	$141,658	$ 36,268	$ 17,806	$ 17,444	$ 15,625	$ 10,342	$ 44,173

        (a)  Purchase obligations consist of contracts for future delivery of commodities. These amounts do not include items already recorded in accounts payable or other current liabilities at year-end.

         Impact of Recently Issued Accounting Standards. In the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (SFAS No. 121); however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” The adoption of SFAS No. 144 had no effect our consolidated results of operations or financial position.

        In the fourth quarter of fiscal 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. We have investments in various affiliates established for the purpose of production, processing and distribution of shell eggs. These entities are primarily funded with financing from third party lenders, which is secured by first liens on the assets of the entities. The creditors of the entities do not have recourse to us, except for one entity for which we guarantee 50% of its debt. Our adoption of this interpretation had no effect on our consolidated results or financial position. Currently, these investments are recorded as investments on the equity method of accounting, recording our share of the net income or loss. We have the ability to exercise significant influence over operating and financial policies of these affiliated entities. However, we do not have a controlling interest in the respective entities. At May 29, 2004, our aggregate net investment in these entities totaled $6.0 million. The portion of the debt guaranteed was $6.6 million at May 29, 2004. These amounts represent our maximum exposure to loss at May 29, 2004 as a result of our involvement with these entities.

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

        Management suggests that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Allowance for Doubtful Accounts. In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Long-Lived Assets. Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, we estimate the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. The combined total assets and total liabilities of these companies were approximately $37 million and $17 million, respectively, at May 29, 2004. We are a guarantor of approximately $6.6 million of long-term debt of one of the affiliates.

Goodwill. At May 29, 2004, our goodwill balance represented 1.1% of total assets and 2.2% of stockholders’ equity. Goodwill relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. We elected to adopt, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. We have only one operating segment, which is our sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

Income Taxes. We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes. We are periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

        Forward Looking Statements. The foregoing statements contain forward-looking statements which involve risks and uncertainties and our actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in “Factors Affecting Future Performance” below, as well as future events that have the effect of reducing our available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. We assume no obligation to update forward-looking statements.

        Factors Affecting Future Performance. Our future operating results may be affected by various trends and factors which are beyond our control. These include adverse changes in shell egg prices and in the grain markets. Accordingly, past trends should not be used to anticipate future results and trends. Further, our prior performance should not be presumed to be an accurate indication of future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $4.0 million at May 29, 2004. We are a party to no other market risk sensitive instruments requiring disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended May 29, 2004, May 31, 2003, and June 1, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at May 29, 2004 and May 31, 2003, and the consolidated results of its operations and its cash flows for each of the years ended May 29, 2004, May 31, 2003 and June 1, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana
July 8, 2004

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 29 2004	May 31 2003
Assets
Current assets:
Cash and cash equivalents	$36,629	$6,092
Investments	36,352	--
Receivables:
Trade receivables, less allowance for doubtful
accounts of $90 in 2004 and $1,158 in 2003	21,943	18,914
Other	417	579

	22,360	19,493
Recoverable federal and state income taxes	5,007	6,860
Inventories	49,896	51,005
Prepaid expenses and other current assets	1,695	1,729

Total current assets	151,939	85,179
Other assets:
Notes receivable and investments	12,455	7,254
Goodwill	3,147	3,147
Other	1,960	1,620

	17,562	12,021
Property, plant and equipment, less accumulated
depreciation	132,058	138,192

Total assets	$301,559	$235,392

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$21,507	$21,386
Accrued wages and benefits	6,700	5,642
Accrued expenses and other liabilities	11,156	6,004
Current maturities of long-term debt	9,597	12,592
Deferred income taxes	10,030	11,806

Total current liabilities	58,990	57,430
Long-term debt, less current maturities	80,434	95,652
Other noncurrent liabilities	1,900	1,481
Deferred income taxes	20,070	14,744

Total liabilities	161,394	169,307
Stockholders' equity:
Common stock, $.01 par value:
Authorized shares - 60,000 in 2004 and 30,000 in 2003
Issued and outstanding shares - 35,130 in 2004 and 17,565 in 2003	351	176
Class A common stock, $.01 par value:
Authorized shares - 2,400 in 2004 and 1,200 in 2003
Issued and outstanding shares - 2,400 in 2004 and 1,200 in 2003	24	12
Paid-in capital	26,308	18,784
Retained earnings	125,908	60,212
Common stock in treasury (13,307 shares in 2004 and 7,001 shares in 2003)	(12,426)	(13,099)

Total stockholders' equity	140,165	66,085

Total liabilities and stockholders' equity	$301,559	$235,392

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended
	May 29 2004	May 31 2003	June 1 2002
Net sales	$572,331	$387,462	$326,171
Cost of sales	396,704	315,169	291,767

Gross profit	175,627	72,293	34,404
Selling, general and administrative	69,305	46,029	42,332

Operating income (loss)	106,322	26,264	(7,928)
Other income (expense):
Interest expense	(7,618)	(8,272)	(8,580)
Interest income	1,091	176	77
Equity in income (loss) of affiliates	5,923	442	(480)
Other, net	524	527	547

	(80)	(7,127)	(8,436)

Income (loss) before income taxes	106,242	19,137	(16,364)
Income tax expense (benefit)	39,800	6,925	(5,790)

Net income (loss)	$66,442	$12,212	$(10,574)

Net income (loss) per share:
Basic	$2.78	$.52	$(.45)

Diluted	$2.73	$.51	$(.45)

Weighted average shares outstanding:
Basic	23,874	23,528	23,528

Diluted	24,342	23,724	23,528

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock
	Shares	Amount	Class A Shares	Class A Amount	Treasury Shares	Treasury Amount	Paid-in Capital	Retained Earnings	Total
Balance at June 3, 2001	17,565	$176	1,200	$12	6,864	$(12,528)	$18,784	$59,752	$66,196
Purchases of common stock
For treasury	--	--	--	--	137	(571)	--	--	(571)
Cash dividends paid ($.05 per
common share)	--	--	--	--	--	--	--	(591)	(591)
Net loss for fiscal 2002	--	--	--	--	--	--	--	(10,574)	(10,574)

Balance at June 1, 2002	17,565	176	1,200	12	7,001	(13,099)	18,784	48,587	54,460
Cash dividends paid ($.05 per
common share)	--	--	--	--	--	--	--	(587)	(587)
Net income for fiscal 2003	--	--	--	--	--	--	--	12,212	12,212

Balance at May 31, 2003	17,565	176	1,200	12	7,001	(13,099)	18,784	60,212	66,085
Two-for-one stock split effected
in the form of a stock
dividend	17,565	175	1,200	12	7,001	--	(187)	--	--
Cash dividends paid ($.05 per
common share)	--	--	--	--	--	--	--	(746)	(746)
Issuance of common stock from
Treasury	--	--	--	--	(695)	673	7,711	--	8,384
Net income for fiscal 2004	--	--	--	--	--	--	--	66,442	66,442

Balance at May 29, 2004	35,130	$351	2,400	$24	13,307	$(12,426)	$26,308	$125,908	$140,165

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 29 2004	May 31 2003	June 1 2002
Cash flows from operating activities
Net income (loss)	$66,442	$12,212	$(10,574)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	16,842	16,624	17,310
Deferred income taxes	3,550	7,035	241
Equity in (income) loss of affiliates	(5,924)	(442)	480
Gain on disposal of property, plant and equipment	(307)	(327)	(185)
Change in operating assets and liabilities:
Receivables and other assets	(1,459)	(3,670)	(7,397)
Inventories	(756)	(4,897)	1,014
Accounts payable, accrued expenses and other liabilities	6,750	4,196	(625)

Net cash provided by operating activities	85,138	30,731	264
Cash flows from investing activities
Purchases of investments	(36,352)	--	--
Purchases of property, plant and equipment	(10,673)	(12,546)	(15,552)
Payments received on notes receivable and from investments	2,405	420	456
Increase in notes receivable and investments	--	(215)	(379)
Net proceeds from disposal of property, plant and equipment	594	529	1,100

Net cash used in investing activities	(44,026)	(11,812)	(14,375)
Cash flows from financing activities
Net borrowings (payments) on note payable to bank	--	(7,000)	7,000
Long-term borrowings	25,000	--	9,000
Principal payments on long-term debt	(43,213)	(10,118)	(8,978)
Proceeds from issuance of common stock from treasury	8,384	--	--
Purchases of common stock for treasury	--	--	(571)
Payments of dividends	(746)	(587)	(591)

Net cash provided by (used in) financing activities	(10,575)	(17,705)	5,860

Increase (decrease) in cash and cash equivalents	30,537	1,214	(8,251)
Cash and cash equivalents at beginning of year	6,092	4,878	13,129

Cash and cash equivalents at end of year	$36,629	$6,092	$4,878

Non-cash investing activity - note receivable for
sale of livestock	$1,865	$--	$--

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 29, 2004

1.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the “Company”) all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is engaged in the production, processing and distribution of shell eggs. The Company’s operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. One customer accounted for 11.9%, 12.8% and 13.3% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively. Another customer accounted for 26.8%, 21.3% and 19.2% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively.

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

Investments

Investments include primarily pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at May 29, 2004 approximates fair value; therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders’ equity.

Trade Receivables

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $21,943 at May 29, 2004 and $18,914 at May 31, 2003. Trade receivables are presented net of allowance for doubtful accounts of $90 at May 29, 2004 and $1,158 at May 31, 2003.

Allowance for Doubtful Accounts

        In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. We expense repair and maintenance costs as incurred.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective June 3, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Accordingly, the Company ceased amortization of goodwill in fiscal 2002. No impairment loss was recognized as a result of the annual impairment tests performed in fiscal 2004, 2003 and 2002.

Revenue Recognition and Delivery Costs

Revenue is recognized when product is delivered to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $18,172, $18,234 and $17,954 in fiscal 2004, 2003 and 2002, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising costs were $564 in fiscal 2004, $471 in fiscal 2003, and $547 in fiscal 2002.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method.

	(in thousands, except per share amounts):
	Fiscal year ended
	May 29 2004	May 31 2003	June 1 2002
Net income (loss)	$66,442	$12,212	$(10,574)
Add: Stock-based employee
compensation expense included in
reported net income	14,316	716	(154)
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	6,905	422	8

Pro forma net income (loss)	$73,853	$12,506	$(10,736)

Earnings per share:
Basic-- as reported	$2.78	$.52	$(.45)

Basic-- pro forma	$3.09	$.53	$(.46)

Diluted-- as reported	$2.73	$.52	$(.45)

Diluted-- pro forma	$3.03	$.53	$(.46)

The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the prior year grants: risk-free interest rate of 3.00% ; a dividend yield of 1.00%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years

Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings (loss) per share include any dilutive effects of options and warrants.

Stock Split

On April 14, 2004, the shareholders of the Company approved amendments to the Certificate of Incorporation to facilitate a two-for-one stock split approved by the Board of Directors on January 26, 2004. The split was effected in the form of a stock dividend paid on April 23, 2004 to stockholders of record on April 14, 2004. All share and per share data in the financial statements have been adjusted to reflect this stock split.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company’s adoption of this interpretation in the fourth quarter of fiscal 2004 had no effect on the Company’s consolidated results of operations or financial position.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 29, 2004, May 31, 2003 and June 1, 2002, for the most recent three fiscal years.

2.	Investment in Affiliates

The Company owns 50% of Cumberland Milling JV, Specialty Eggs LLC and Delta Egg Farm, LLC (“Delta Egg”) and 44% of American Egg Products, Inc. at May 29, 2004. Investment in affiliates, recorded using the equity method of accounting, totaled $9,948 and $5,230 at May 29, 2004 and at May 31, 2003, respectively. Equity in income or (loss) of $5,924, $442 and ($480) from these entities have been included in the consolidated statements of operations for fiscal 2004, 2003 and 2002, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $13.2 million at May 29, 2004. Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is profitable and is now well capitalized.

3.	Inventories

Inventories consisted of the following:

	May 29 2004	May 31 2003
Flocks	$34,011	$33,070
Eggs	2,831	2,752
Feed and supplies	12,781	12,597
Livestock	273	2,586

	$49,896	$51,005

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 29 2004	May 31 2003
Land and improvements	$35,386	$33,285
Buildings and improvements	102,595	97,175
Machinery and equipment	135,355	129,893
Construction-in-progress	2,286	7,318

	275,622	267,671
Less accumulated depreciation	143,564	129,479

	$132,058	$138,192

Depreciation expense was $16,520, $16,370 and $17,067 in fiscal 2004, 2003 and 2002, respectively.

5.	Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 29, 2004 are as follows:

2005	$8,618
2006	8,181
2007	7,791
2008	5,928
2009	2,523
Thereafter	533

Total minimum lease payments	$33,574

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $9,193, $9,457 and $9,122 in fiscal 2004, 2003 and 2002, respectively. Included in rent expense are vehicle rents totaling $1,766, $2,336 and $2,444 in fiscal 2004, 2003 and 2002, respectively.

6.	Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

	May 29 2004	May 31 2003
Note payable at 6.7%; due in monthly installments of $100,
plus interest, maturing in 2009	$12,000	$13,200
Note payable at 8.26%; due in monthly installments of $155,
including interest, maturing in 2015	15,724	16,000
Series A Senior Secured Notes at 6.87%; due in annual
principal installments of $1,917 beginning in December
2002 through 2008 with interest due semi-annually	7,667	9,583
Series B Senior Secured Notes at 7.18%; due in annual
principal installments of $2,143 beginning in December
2003 through 2009 with interest due semi-annually	12,857	15,000
Industrial revenue bonds at 6.10%; due in monthly
installments of $146, including interest, maturing in 2011	9,829	10,853
Note payable at 7.5%; due in monthly installments of
$36, including interest, maturing in 2011	2,369	2,614
Note payable at 7.06%; due in monthly installments of
$53, including interest, maturing in 2015	5,705	6,159
Note payable at 6.87%; due in monthly installments of
$45, plus interest, maturing in 2015	4,870	--
Note payable at 6.80%; due in monthly installments of
$165, plus interest, maturing in 2013	19,010	--
Note payable at fixed rates of 7% to 8.25%, paid in 2004	--	25,506
Note payable at a variable rate, paid in 2004	--	9,329

	90,031	108,244
Less current maturities	9,597	12,592

	$80,434	$95,652

The aggregate annual fiscal year maturities of long-term debt at May 29, 2004 are as follows:

2005	$9,597
2006	9,625
2007	9,653
2008	9,697
2009	7,819
Thereafter	43,640

$90,031

The Company has a $35,000 line of credit with three banks. The line of credit, which expires on December 31, 2005, is limited in availability based upon accounts receivable and inventories. The Company had $33.4 million available to borrow under the line of credit at May 29, 2004. Borrowings under the line of credit bear interest at 3% above the federal funds rate. Facilities fees of 0.5% per annum are payable quarterly on the unused portion of the line.

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

Interest of $7,386, $8,435 and $8,915 was paid during fiscal 2004, 2003 and 2002, respectively. Interest of $419 and $316 was capitalized for construction of certain facilities during fiscal 2003 and 2002, respectively. No interest was capitalized during fiscal 2004.

7.	Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $100 for each occurrence. The Company’s expenses, including accruals for incurred but not reported claims, were approximately $5,911, $6,258 and $4,790 in fiscal 2004, 2003 and 2002, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k)plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants’ compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company’s common stock. Company contributions to the ESOP vest immediately. The Company’s contributions to the plan were $1,755, $2,056 and $1,183 in fiscal 2004, 2003 and 2002, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service life of each officer. Deferred compensation expense totaled approximately $80 in fiscal 2004 and $50 in fiscal 2003 and 2002.

8.	Stock Option Plan

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003: risk-free interest rate of 3%; dividend yield of 1%; volatility factor of the expected market price of the Company’s common stock of .39, and a weighted-average expected life of the options of 5 years. No options were granted by the Company during fiscal 2004 and 2002. The weighted-average fair value of options granted during fiscal 2003 was $ $.72.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at June 3, 2001	986,000	$1.55
Exercised	(8,000)	1.50
Forfeited	(16,000)	1.50

Outstanding at June 1, 2002	962,000	1.55
Granted	142,000	2.03
Exercised	(16,800)	1.69

Outstanding at May 31, 2003	1,087,200	1.63
Exercised	(748,400)	1.56
Forfeited	(8,000)	1.80

Outstanding at May 29, 2004	330,800	1.70

The Company has reserved 1,600,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At May 29, 2004, no shares were available for grant under the 1993 plan.

The Company has reserved 1,000,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right (“TSAR”). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company’s common stock and the option exercise price. Compensation expense (benefit) of $23,225, $1,119 and $(240) applicable to this plan was recognized in fiscal 2004, 2003 and 2002, respectively.

The weighted average remaining contractual life of the options outstanding was 6 years at May 29, 2004, 7 years at May 31, 2003 and 6 years at June 1, 2002. Of the total options outstanding, 25,000, 551,200 and 407,600 were exercisable at May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

9.	Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 29 2004	May 31 2003	June 1 2002
Current:
Federal	$33,500	$(81)	$(6,031)
State	2,750	(29)	--

	36,250	(110)	(6,031)
Deferred:
Federal	2,950	6,579	395
State	600	456	(154)

	3,550	7,035	241

	$39,800	$6,925	$(5,790)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 29 2004	May 31 2003
Deferred tax liabilities:
Property, plant and equipment	$15,420	$12,697
Cash basis temporary differences	2,230	2,389
Inventories	12,818	12,837
Investment in affiliates	2,604	1,793
Other	1,153	890

Total deferred tax liabilities	34,225	30,606
Deferred tax assets:
Accrued expenses	3,862	1,499
Federal and state net operating
loss carryforwards	--	416
Other	263	2,141

Total deferred tax assets	4,125	4,056

Net deferred tax liabilities	$30,100	$26,550

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year ended
	May 29 2004	May 31 2003	June 1 2002
Statutory federal income tax (benefit)	$37,185	$6,507	$(5,564)
State income taxes (benefit), net	2,178	301	(102)
Other, net (benefit)	437	117	(124)

	$39,800	$6,925	$(5,790)

Federal and state income taxes of $41,868, $1,610, and $100 were paid in fiscal 2004, 2003 and 2002, respectively. Federal and state income taxes of $6,875, $1,377 and $164 were refunded in fiscal 2004, 2003 and 2002, respectively.

10.	Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $90.6 million. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar arrangements.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $4.0 million at May 29, 2004. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position or operations.

In fiscal 2003 and 2002, the Company recognized $9,466 and $1,862, respectively, in vendor settlements pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlements are reflected in the accompanying consolidated financial statements as a reduction of cost of sales.

Quarterly Financial Data: (unaudited, amounts in thousands, except per share data)

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$114,376	$149,948	$165,655	$142,352
Gross profit	26,675	50,778	57,784	40,389
Net income	7,771	17,605	23,872	17,194
Net income per share:
Basic	$.33	$.745	$.99	$.71
Diluted	$.325	$.725	$.98	$.70

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$82,218	$94,984	$106,822	$103,438
Gross profit	10,071	15,355	24,808	22,059
Net income (loss)	(1,712)	2,009	7,605	4,310
Net income (loss) per share:
Basic	$(.075)	$.085	$.325	$.185
Diluted	$(.075)	$.085	$.32	$.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

ITEM 9A.	CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file pursuant to rules under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of fiscal year 2004. There have been no changes in our internal control over financial reporting based on their evaluation of such internal control in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

        The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – May 29, 2004 and May 31, 2003.

Consolidated Statements of Operations — Years Ended May 29, 2004, May 31, 2003 and June 1, 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002.

Consolidated Statements of Cash Flows for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002.

Notes to Consolidated Financial Statements.

Unaudited Quarterly Financial Data

(b)	Reports on Form 8-K

(i)	Form 8-K dated March 29, 2004, reporting under Item 7 “Financial Statements and Exhibits”, and under Item 12 “Results of Operations and Financial Condition”, the issuance by the Company of a press release announcing its financial results for the quarter ended February 28, 2004.

(ii)	Form 8-K dated April 14, 2004, reporting under Item 5 “Other Events and Required FD Disclosure”, and under Item 7 “Financial Statements and Exhibits”, the issuance by the Company of a press release announcing that its shareholders, at a special meeting, had approved amendments to the Registrant’s certificate of incorporation to: (i) increase the number of authorized shares of Common Stock to 60 million shares; (ii) increase the number of authorized shares of Class A Common Stock to 2.4 million shares: and (iii) issue one additional share for each issued share of the same class held by shareholders of record as of the close of business on April 14, 2004.

(c)	Exhibits Required by Item 601 of Regulation S-K The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant.

3.2	By-Laws of the Registrant, as amended.*

4.1	See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant's common stock.

10.1	Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland," New York Branch, and Amended and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto (without exhibits).*

10.1(a)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3, 1997 (without exhibits). **

10.1(b)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 31, 2004 (without exhibits).

10.1(c)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of April 14, 2004 (without exhibits).

10.2	Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.3	Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.4	Employee Stock Ownership Plan, as Amended and Restated.* +

10.5	1993 Stock Option Plan, as Amended.* +

10.6	Wage Continuation Plan, dated as of January1, 1986, among R.K. Looper, B.J. Raines, and the Registrant.* +

10.6(a)	Amendment dated October 29, 1997 to Wage Continuation Plan, dated as of January 1, 1986, between B.J. Raines and the Registrant. ****+

10.7	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.* +

10.8	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.* +

10.9	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr.*

10.10	Note Purchase Agreement, dated December 18, 1997, among Cal-Maine Foods, Inc., Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) ***

10.11	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott, and the Registrant *****+

10.12	Secured note purchase agreement dated September 28, 1999 among Cal-Maine Foods, Inc., Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) ******

10.13	1999 Stock Option Plan ********+

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+	Management contract or compensatory plan.

*	Incorporated by reference to the same exhibit number in Registrant's Form S-1 Registration Statement No. 333-14809.

**	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

***	Incorporated by reference to the same exhibit number in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

****	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 30, 1998.

*****	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

******	Incorporated by reference to the same exhibit number in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

*******	Incorporated by reference to the same exhibit number in Registrant’s Form 8-K, dated September 30, 1999.

********	Incorporated by reference to Registrant’s form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(d)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 44. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 10th day of August, 2004.

CAL-MAINE FOODS, INC.
By:	/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Fred R. Adams, Jr.	Chairman of the Board and Chief Executive Officer	August 12, 2004
Fred R. Adams, Jr.	(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board and Director	August 12 2004
Richard K. Looper

/s/ Adolphus B. Baker	President and Director	August 12 2004
Adolphus B. Baker

/s/ Bobby J. Raines	Vice President, Chief Financial Officer, Treasurer, Secretary and Director	August 12 2004
Bobby J. Raines	(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller and Director	August 12 2004
Charles F. Collins	(Principal Accounting Officer)

/s/ Jack B. Self	Vice President and Director	August 12 2004
Jack B. Self

/s/ Joe M. Wyatt	Vice President and Director	August 12 2004
Joe M. Wyatt

/s/ W. D. Cox	Director	August 12 2004
W. D. Cox

/s/ R. Faser Triplett	Director	August 12 2004
R. Faser Triplett

/s/ Letitia C. Hughes	Director	August 12 2004
Letitia C. Hughes

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years ended May 29, 2004, May 31, 2003, and June 1, 2002
(in thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expense	Write-off of Accounts	Balance at End of Period
Year ended May 29, 2004:
Allowance for doubtful accounts	$1,158	$279	$1,347	$90

Year ended May 31, 2003:
Allowance for doubtful accounts	$175	$1,279	$296	$1,158

Year ended June 1, 2002:
Allowance for doubtful accounts	$590	$(5)	$410	$175

S-1

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 29, 2004
EXHIBIT INDEX

Exhibit Number	Exhibit

3.1(a)	Amendment to Article 4 of Certificate of Incorporation dated as of April 14, 2004

10.1(b)	Amendment to Term Loan Agreement dated as of April 14, 2004 (without exhibits).

10.1(c)	Amendment to Term Loan Agreement dated as of April 14, 2004 (without exhibits).

21	Subsidiaries of Cal-Maine Foods, Inc

23	Consent of Independent Auditors

31.1	Certification of The Chief Executive Officer

31.2	Certification of The Chief Financial Officer

32	Written Statement of The Chief Executive Officer and Chief Financial Officer