Form 10-Q
period 2004-08-28
CAL MAINE FOODS INC
filed 2004-10-05
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 28, 2004

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

Yes    X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes           No    X

        Number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of October 1, 2004.

Common Stock, $0.01 par value	21,345,391 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information	Page Number
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -
	August 28, 2004 and May 29, 2004	3
	Condensed Consolidated Statements of Operations -
	Thirteen Weeks Ended August 28, 2004 and
	August 30, 2003	4
	Condensed Consolidated Statements of Cash Flow -
	Thirteen Weeks Ended August 28, 2004 and
	August 30, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	11
Item 4.	Controls and Procedures	11
Part II.	Other Information
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 28, 2004	May 29, 2004
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,748	$36,629
Investments	23,778	36,352
Trade and other receivables	20,332	22,360
Recoverable federal income taxes	6,048	5,007
Inventories	48,888	49,896
Prepaid expenses and other current assets	1,660	1,695

Total current assets	141,454	151,939
Notes receivable and investments	12,652	12,455
Goodwill	3,147	3,147
Other assets	1,985	1,960
Property, plant and equipment	278,739	275,622
Less accumulated depreciation	(147,376)	(143,564)

	131,363	132,058

TOTAL ASSETS	$290,601	$301,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,145	$39,363
Current maturities of long-term debt	9,599	9,597
Deferred income taxes	9,820	10,030

Total current liabilities	54,564	58,990
Long-term debt, less current maturities	79,033	80,434
Other non-current liabilities	1,900	1,900
Deferred income taxes	20,480	20,070

Total liabilities	155,977	161,394
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at August 28, 2004
and May 29,2004	351	351
Class A common stock $0.01 par value, authorized, issued and
outstanding 2,400 shares at August 28,2004 and May 29,2004	24	24
Paid-in capital	26,464	26,308
Retained earnings	124,719	125,908
Common stock in treasury-13,699 shares at August 28, 2004
and 13,307 at May 29, 2004	(16,934)	(12,426)

Total stockholders' equity	134,624	140,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,601	$301,559

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 28, 2004	August 30, 2003
Net sales	$102,017	$114,376
Cost of sales	91,336	87,701

Gross profit	10,681	26,675
Selling, general and administrative	11,662	13,255

Operating income (loss)	(981)	13,420
Other income (expense):
Interest expense, net	(1,127)	(1,913)
Other	711	692

	(416)	(1,221)

Income (loss) before income taxes	(1,397)	12,199
Income tax expense (benefit)	(510)	4,428

Net income (loss)	$(887)	$7,771

Net income (loss) per common share:
Basic	$(.04)	$.33

Diluted	$(.04)	$.32

Dividends per common share	$.0125	$.0125

Weighted average shares outstanding:
Basic	24,166	23,558

Diluted	24,166	24,068

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 28, 2004	August 30, 2003
Cash provided by operations	$234	$8,727
Investing activities:
Net decrease in investments	12,574	--
Purchases of property, plant and equipment	(3,524)	(1,183)
Construction of production and processing facilities	--	(1,168)
Payments received on notes receivable and from investments	701	26
Increase in notes receivable and investments	--	(59)
Net proceeds from disposal of property, plant and equipment	186	45

Net cash provided by (used in) investing activities	9,937	(2,339)
Financing activities:
Purchases of common stock for treasury	(4,520)	--
Proceeds from issuance of common stock from treasury	168	16
Principal payments on long-term debt	(1,399)	(2,003)
Payments of dividends	(301)	(147)

Net cash used in financing activities	(6,052)	(2,134)

Net change in cash and cash equivalents	4,119	4,254
Cash and cash equivalents at beginning of period	36,629	6,092

Cash and cash equivalents at end of period	$40,748	$10,346

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
August 28, 2004
(unaudited)

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended August 28, 2004 are not necessarily indicative of the results that may be expected for the year ending May 28, 2005.

        The balance sheet at May 29, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.‘s annual report on Form 10-K for the fiscal year ended May 29, 2004.

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

	13 Weeks Ended
	Aug. 28, 2004	Aug. 30, 2003
Net income(loss)	$(887)	$7,771
Add: Stock-based employee
compensation expense included in
reported net income(loss)	(861)	1,736
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	411	(877)

Pro forma net income(loss)	$(1,337)	$8,630

Earnings per share:
Basic-as reported	$(0.04)	$0.33

Basic-pro forma	$(0.06)	$0.37

Diluted-as reported	$(0.04)	$0.33

Diluted-pro forma	$(0.06)	$0.36

Weighted average shares outstanding:
Basic	24,166	23,558
Diluted	24,166	24,068

The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the prior year grants: risk-free interest rate of 3.00% ; a dividend yield of 1.00%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years.

2.	Inventories

        Inventories consisted of the following:

	August 28, 2004	May 29, 2004
Flocks	$34,793	$34,011
Eggs	2,862	2,831
Feed and supplies	10,966	12,781
Livestock	267	273

	$48,888	$49,896

3.	Stockholders’Equity

Stock Repurchase Program

On August 3, 2004, our Board of Directors approved a repurchase of up to 2,000,000 shares of our common stock by July 31, 2005.

The following table sets forth the share repurchase activity for the first quarter ended August 28, 2004:

	Thirteen Weeks Ended August 28, 2004
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
May 30, 2004 - June 26, 2004	--	$--	--	--
June 27, 2004 - July 24, 2004	--	--	--	--
July 25, 2004 - August 28, 2004	407,503	11.09	407,503	1,592,497

Total	407,503	$11.09	407,503	1,592,497

4.	Legal Proceedings

        We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for description of certain pending legal proceedings.

5.	Net Income (Loss) per Common Share

        Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 273,700 shares were excluded from the calculation of diluted earnings per share for the thirteen week period ended August 28, 2004 because of the net loss for the period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

        This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2004, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We currently produce approximately 75% of the total number of shell eggs sold by us, with approximately 13% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed, by us.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	August 28, 2004	August 30, 2003
Net sales	100.0%	100.0%
Cost of sales	89.5	76.7

Gross profit	10.5	23.3
Selling, delivery & administrative	11.5	11.6

Operating income (loss)	(1.0)	11.7
Other expense	(0.4)	(1.1)

Income (loss) before taxes	(1.4)	10.6
Income tax (benefit)	(0.5)	3.8

Net income (loss)	(0.9)%	6.8%

        NET SALES

        Approximately 97% of our net sales consist of shell egg sales with the 3% balance consisting of incidental feed sales to outside egg producers. Net sales for the first quarter of fiscal 2005 were $102.0 million, a decrease of $12.4 million, or 10.8%, as compared to net sales of $114.4 million for the first quarter of fiscal 2004. Total eggs sold and egg selling prices decreased in the current fiscal 2005 quarter as compared to fiscal 2004. Dozens sold for the 2005 current quarter were 145.6 million dozen, a decrease of 1.4 million dozen, or 1.0%, as compared to the first quarter of fiscal 2004. Our net average selling price per dozen for the fiscal 2005 first quarter was $.674, compared to $.746 for the first quarter of fiscal 2004, a decrease of 9.7%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. The first quarter of our fiscal year is usually a weak quarter as to egg price and volume of sales. For the fiscal 2005 first quarter, domestic demand for eggs was good, but an increase in supply of eggs resulted in lower egg selling prices as compared to the fiscal 2004 first quarter.

        COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter ended August 28, 2004 was $91.3 million, an increase of $3.6 million, or 4.1%, as compared to the cost of sales of $87.7 million for the first quarter of fiscal 2004. The increase is due to an increase in cost of feed, offset by a reduction in cost of purchases from outside egg producers. The decrease in dozens sold resulted from reduced production in Company operations and eggs purchases from outside producers. Due to the decrease in egg selling prices, the cost of these outside purchases decreased. Feed cost per dozen for the fiscal 2005 first quarter was $.270, compared to $.215 per dozen for the comparable fiscal 2004 first quarter, an increase of 25.6%. Cost of sales, excluding feed costs, was approximately the same for the current and last year first fiscal quarters on a per dozen sold basis. The decrease in egg selling prices and the increase in cost of sales and resulted in a decrease in gross profit from 23.3% of net sales for the quarter ended August 30, 2003 to 10.5% of net sales for the current quarter ended August 28, 2004.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter ended August 28, 2004 was $11.7 million, a decrease of $1.6 million, or 12.0%, as compared to the expense of $13.3 million for the comparable period last year. Most of the decrease is due to a decrease in stock compensation expense or (benefit) associated with our stock option plan from $2.8 million in fiscal 2004 first quarter to $(1.4) million for the first quarter of fiscal 2005. The stock compensation benefit in the fiscal 2005 first quarter resulted from a decrease in the closing market price of our stock from $13.80 per share at May 29, 2004 to $11.10 per share at August 28, 2004. The increase in selling, general and administrative expenses, exclusive of stock compensation expense, resulted primarily from increases in franchise fees, associated with our specialty egg sales, salaries and related benefits, and professional fees, including legal and audit. On a cost per dozen sold basis, selling, general and administrative expense decreased from $.093 per dozen for the first quarter of fiscal 2004 to $.080 per dozen for the current fiscal 2005 quarter, a decrease of 14.0%. Although net sales decreased for the current 2005 quarter, the reduction in expenses resulted in selling, general and administrative expense remaining approximately the same at 11.5% of net sales for the 2005 fiscal quarter and 11.6% for fiscal 2004.

        OPERATING INCOME

        As a result of the above, operating loss was $981,000 for the first quarter ended August 28,2004, as compared to operating income of $13.4 million for fiscal 2004 first quarter. As a percent of net sales, the current fiscal 2005 quarter had operating loss of 1.0% of net sales, compared to operating income of 11.7% for fiscal 2004.

        OTHER INCOME (EXPENSE)

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the first quarter ended August 28, 2004 was $416,000, a decrease of $805,000, as compared to $1.2 million for the quarter ended August 30, 2003. For the current fiscal 2005 quarter, net interest expense decreased $786,000, due to lower debt balances as compared to balances during fiscal 2004, and an increase in interest income received from cash investments. As a percent of net sales, other expense decreased from 1.1% for fiscal 2004 first quarter to .4% for fiscal 2005 first quarter.

        INCOME TAXES

        As a result of the above, we had pre-tax loss of $1.4 million for the quarter ended August 28, 2004, compared to pre-tax income of $12.2 million for the quarter ended August 30, 2003. For the current 2005 first quarter, an income tax benefit of $510,000 was recorded with an effective tax rate of 36.5%, as compared to income tax expense of $4.4 million, with an effective tax rate of 36.3% for fiscal 2004 first quarter.

        NET INCOME (LOSS)

        As a result of the above, net loss for the first quarter ended August 28, 2004 was $887,000, or $.04 per basic and diluted share, compared to net income of $7.8 million, or $.33 per basic and diluted share for the quarter ended August 30, 2003. As a percent of net sales, net loss was 0.9% for the quarter ended August 28, 2004, compared to net income of 6.8% for the quarter ended August 30, 2003.

        CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at August 28, 2004 was $86.9 million compared to $92.9 million at May 29, 2004. Our current ratio was 2.59 at August 28, 2004 as compared with 2.58 at May 29, 2004. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $35.0 million line of credit with three banks, $2.1 million of which was utilized as a standby letter of credit at August 28, 2004. Our long-term debt at August 28, 2004, including current maturities, amounted to $88.6 million, as compared to $90.0 million at May 29, 2004.

        For the thirteen weeks ended August 28, 2004, $234,000 in net cash was provided by operating activities. This compares to net cash provided of $8.7 million for the last fiscal year. In the current 2005 fiscal quarter, approximately $12.6 million was provided from the maturity of short term investments and $641,000 was provided by notes receivable and investments. Approximately $190,000 was provided from disposal of property, plant and equipment and $3.5 million was used for purchases of property, plant and equipment. Approximately $170,000 was provided by issuance of common stock from the treasury and net cash of $4.5 million was used in the repurchase of common stock for the treasury. Approximately $301,000 was used for payments of dividends on the common stock and $1.4 million was used for repayments on long-term debt. The net result of these activities was an increase in cash of $4.1 million since May 29, 2004.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 70%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 28, 2004, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        We currently have a $2.2 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a “family farming corporation.” We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $2.2 million deferred tax liability would not impact our consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

        Impact of Recently Issued Accounting Standards Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report Form 10-K for the year ended May 29, 2004 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended August 28, 2004 that we expect will have a material impact on our consolidated financial statements.

         Critical Accounting Policies. We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended May 29, 2004, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 29, 2004.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has significantly affected or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 29, 2004.

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

        The Plaintiff’s attorneys petitioned the Delaware court for attorneys’ fees and were awarded $831,600 by the Chancellor. We appealed the award of fees to the Supreme Court of Delaware. The Supreme Court affirmed the lower court and the judgment was paid, including accrued interest, in September 2004.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not Applicable.

b.	Not Applicable.

c.	Information required by section (c) of this Item is contained in Note 3 of “Notes to Condensed Consolidated Financial Statements” in Part 1 of this Form 10-Q and incorporated herein by reference

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

No.	Description
10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (without exhibits).
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

b.	Reports on Form 8-K

(i)	Form 8-K dated July 14, 2004, reporting under Item 7 “Financial Statements and Exhibits”, and under Item 12 “Results of Operations and Financial Condition”, the issuance by the Company of a press release announcing its financial results for the fourth fiscal quarter and year ended May 29, 2004.

(ii)	Form 8-K dated August 3, 2004, reporting under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s press release announcing that the Company’s Board of Directors approved a stock repurchase plan. The Company is authorized to purchase a maximum of two million shares of its outstanding Common Stock by July 31, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)
Date: October 5, 2004	/s/ Bobby J. Raines
Bobby J. Raines
Vice President/Treasurer
(Principal Financial Officer)
Date: October 5, 2004	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)