Form 10-Q
period 2004-11-27
CAL MAINE FOODS INC
filed 2005-01-10
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 27, 2004

OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number: 000-04892

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes     X         No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                No     X

        Number of shares outstanding of each of the issuer's classes of common stock (exclusive of treasury shares), as of November 27, 2004.

Common Stock, $0.01 par value	21,282,891 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page Number
Part I	Financial Information
Item 1	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -
	November 27, 2004 and May 29, 2004	3
	Condensed Consolidated Statements of Operations -
	Three Months and Six Months Ended
	November 27, 2004 and November 29, 2003	4
	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended November 27, 2004 and
	November 29, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13
Part II	Other Information
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6	Exhibits	14
Signatures		15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 27, 2004	May 29, 2004
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$52,998	$36,629
Investments	5,576	36,352
Trade and other receivables	25,561	22,360
Recoverable federal income taxes	9,338	5,007
Inventories	48,330	49,896
Prepaid expenses and other current assets	1,237	1,695

Total current assets	143,040	151,939
Notes receivable and investments	12,440	12,455
Goodwill	3,147	3,147
Other assets	1,948	1,960
Property, plant and equipment	277,704	275,622
Less accumulated depreciation	(148,431)	(143,564)

	129,273	132,058

TOTAL ASSETS	$289,848	$301,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,925	$39,363
Current maturities of long-term debt	9,598	9,597
Deferred income taxes	9,640	10,030

Total current liabilities	64,163	58,990
Long-term debt, less current maturities	75,481	80,434
Other non-current liabilities	1,900	1,900
Deferred income taxes	20,880	20,070

Total liabilities	162,424	161,394
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at November 27, 2004
and May 29, 2004	351	351
Class A common stock $0.01 par value, authorized, issued and
outstanding 2,400 shares at November 27, 2004 and May 29, 2004	24	24
Paid-in capital	26,539	26,308
Retained earnings	119,083	125,908
Common stock in treasury-13,848 shares at November 27, 2004
and 13,307 at May 29, 2004	(18,573)	(12,426)

Total stockholders' equity	127,424	140,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,848	$301,559

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net sales	$90,730	$149,948	$192,747	$264,324
Cost of sales	85,744	99,170	177,080	186,871

Gross profit	4,986	50,778	15,667	77,453
Selling, general and
administrative	12,430	23,176	24,091	36,431

Operating income (loss)	(7,444)	27,602	(8,424)	41,022
Other income (expense):
Interest expense, net	(1,179)	(2,217)	(2,307)	(4,130)
Other	211	2,123	922	2,815

	(968)	(94)	(1,385)	(1,315)

Income (loss) before
income taxes	(8,412)	27,508	(9,809)	39,707
Income tax expense
(benefit)	(3,070)	9,903	(3,580)	14,331

Net income (loss)	$(5,342)	$17,605	$(6,229)	$25,376

Net income (loss) per
common share:
Basic	$(0.23)	$0.74	$(0.26)	$1.08

Diluted	$(0.23)	$0.72	$(0.26)	$1.05

Weighted average
shares outstanding:
Basic	23,737	23,632	23,951	23,594

Diluted	23,737	24,356	23,951	24,212

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 27, 2004	November 29, 2003
Cash provided by operations	$1,508	$28,400
Investing activities:
Net decrease in investments	30,776	--
Purchases of property, plant and equipment	(5,464)	(2,406)
Construction of production and processing facilities	--	(1,882)
Payments received on notes receivable and from investments	815	39
Increase in notes receivable and investments	(225)	(29)
Net proceeds from disposal of property, plant and equipment	423	289

Net cash provided by (used in) investing activities	26,325	(3,989)
Financing activities:
Purchases of common stock for treasury	(6,168)	--
Proceeds from issuance of common stock from treasury	252	2,092
Long-term borrowings	--	5,000
Principal payments on long-term debt	(4,952)	(17,265)
Payments of dividends	(596)	(295)

Net cash used in financing activities	(11,464)	(10,468)

Net change in cash and cash equivalents	16,369	13,943
Cash and cash equivalents at beginning of period	36,629	6,092

Cash and cash equivalents at end of period	$52,998	$20,035

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
November 27, 2004
(unaudited)

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 27, 2004 are not necessarily indicative of the results that may be expected for the year ending May 28, 2005.

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

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock- Based Compensation,” which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net income (loss)	$(5,342)	$17,605	$(6,229)	$25,376
Add: Stock-based employee
compensation expense included in
reported net income (loss)	636	7,604	(225)	9,381
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	(312)	(2,213)	99	(3,442)

Pro forma net income (loss)	$(5,018)	$22,996	$(6,355)	$31,315

Earnings (loss) per share:
Basic-as reported	$(0.23)	$0.74	$(0.26)	$1.08

Basis-pro forma	$(0.21)	$0.97	$(0.27)	$1.33

Diluted-as reported	$(0.23)	$0.72	$(0.26)	$1.05

Diluted-pro forma	$(0.21)	$0.94	$(0.27)	$1.30

        The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the prior year grants: risk-free interest rate of 3.00%; a dividend yield of 1.00%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years.

2.	Inventories

        Inventories consisted of the following:

	November 27, 2004	May 29, 2004
Flocks	$33,472	$34,011
Eggs	2,953	2,831
Feed and supplies	11,639	12,781
Livestock	266	273

	$48,330	$49,896

3.	Stockholders’Equity

Stock Repurchase Program

        On August 3, 2004, our Board of Directors approved a repurchase program whereby we may purchase up to 2,000,000 shares of our common stock. The repurchase program will expire on July 31, 2005. We do not have any other stock repurchase programs.

        The following table sets forth the share repurchase activity for the second quarter ended November 27, 2004:

	Thirteen Weeks August 29, 2004 to November 27, 2004
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
August 29, 2004 - September 25, 2004	70,000	$10.72	70,000	1,522,497
September 26, 2004 - October 23, 2004	35,000	10.83	35,000	1,487,497
October 24, 2004 - November 27, 2004	50,000	10.38	50,000	1,437,497

Total	155,000	$10.64	155,000	1,437,497

4.	Legal Proceedings

        We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

5.	Net Income (Loss) per Common Share

        Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 263,378 shares were excluded from the calculation of diluted earnings per share for the three month and six month periods ended November 27, 2004 because of the net loss for the periods, respectively.

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

Percentage of Net Sales

	13 Weeks Ended		26 Weeks Ended
	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net sales	100.0	100.0	100.0	100.0
Cost of sales	94.5	66.1	91.9	70.7

Gross profit	5.5	33.9	8.1	29.3
Selling, general & administrative
	13.7	15.5	12.5	13.8

Operating income (loss)	(8.2)	18.4	(4.4)	15.5
Other expense	(1.1)	(0.1)	(0.7)	(0.5)

Income (loss) before taxes	(9.3)	18.3	(5.1)	15.0
Income tax expense (benefit)	(3.4)	6.6	(1.9)	5.4

Net income (loss)	(5.9)	11.7	(3.2)	9.6

NET SALES

        Approximately 97% of our net sales consist of shell egg sales and 3% of our net sales consist of incidental feed sales to outside egg producers. Net sales for the second quarter of fiscal 2005 were $90.7 million, a decrease of $59.2 million, or 39.5% as compared to net sales of $149.9 million for the second quarter of fiscal 2004. Total dozens of eggs sold decreased in the current quarter and egg selling prices decreased as compared with fiscal 2004. Dozens sold for the current quarter were 148.4 million dozen, a decrease of 5.3 million dozen, or 3.4% as compared to the second quarter of fiscal 2004. Domestic demand for eggs is down slightly as compared to a year ago, and overall egg production is up approximately 2.5% as compared to a year ago. This resulted in lower egg selling prices during the current quarter. Our net average selling price per dozen for the fiscal 2005 second quarter was $.591, compared to $.944 for the second quarter of fiscal 2004, a decrease of 37.4%. The net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades

        Net sales for the twenty-six week period ended November 27, 2004 were $192.7 million, a decrease of $71.6 million, or 27.1% as compared to net sales of $264.3 million for the fiscal 2004 twenty-six week period. As in the current quarter, total dozens sold decreased and net egg selling prices decreased. Dozens sold for the current twenty-six week period were 294.0 million as compared to 300.7 million for fiscal 2004, a decrease of 6.7 million dozen, or 2.2%. As discussed above, unfavorable egg market conditions resulted in decreased egg selling prices. For the fiscal 2005 twenty-six week period, our net average selling price per dozen was $.633, compared to $.847 per dozen for fiscal 2004, a decrease of $.214 per dozen, or 25.3%.

COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the second quarter ended November 27, 2004 was $85.7 million, a decrease of $13.5 million, or 13.6%, as compared to the cost of sales of $99.2 million for fiscal 2004 second quarter. The net decrease is the net result of a decrease in dozens sold, lower cost of eggs purchased from outside producers, offset by a small increase in the cost of feed ingredients. Due to the decrease in egg selling prices, the cost of the outside egg purchases decreased. Feed cost for the second quarter ended November 27, 2004 was $.236 per dozen, an increase of 3.1%, as compared to the fiscal 2004 second quarter cost per dozen of $.229. Other operating costs have increased slightly above last fiscal year. Although cost of sales decreased, the decrease in egg selling prices and dozens sold resulted in a net decrease in gross profit from 33.9% of net sales for the quarter ended November 29, 2003 to 5.5% of net sales for the quarter ended November 27, 2004.

        For the twenty-six week period ended November 27, 2004, total cost of sales was $177.1 million, a decrease of $9.8 million, or 5.2%, as compared to the cost of sales of $186.9 million for the twenty-six week period ended November 29, 2003.The decrease in cost of sales is the net result of fewer dozens sold, lower cost of eggs purchased from outside producers, offset by an increase in the cost of feed ingredients. Dozens sold decreased 6.7 million dozen in the twenty-six week period ended November 27, 2004. Feed cost for the current twenty-six weeks was $.247 per dozen, compared to $.221per dozen for the twenty-six week period ended November 29, 2003, an increase of 11.8%. The 27.1% decrease in sales offset by the decrease in cost of sales and resulted in a net decrease in gross profit from 29.3% of net sales for the twenty-six week period ended November 29, 2003 to 8.1% for the comparable twenty-six week period ended November 27, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.     Selling, general and administrative expense for the second quarter ended November 27, 2004 was $12.4 million, a decrease of $10.8 million, as compared to $23.2 million for the quarter ended November 29, 2003. In the second quarter of fiscal 2004, a charge for stock compensation was recorded in the amount of $10.6 million in connection with the outstanding stock options and the related tandem stock appreciation rights. The second quarter fiscal 2004 charge was directly related to the increase in the market price of outstanding common shares from $7.21($3.60 post split) at August 31, 2003 to $21.10 ($10.55 post split) at November 29, 2003. Excluding the $10.6 million charge for outstanding stock options in the second quarter of fiscal 2004, selling, general and administrative expense for the second quarter of fiscal 2005 decreased $146,000 as compared to the second quarter of fiscal 2004. On a cost per dozen sold basis, excluding the $10.6 million stock option accrual, selling, general and administrative expense was $.084 per dozen for the current quarter as compared to $.082 for the second quarter of fiscal 2004. As a percent of net sales, selling, general and administrative expense decreased from 15.5% for the second quarter of fiscal 2004 to 13.7% for the second quarter of fiscal 2005.

        For the twenty-six weeks ended November 27, 2004, selling, general and administrative expense was $24.1 million, a decrease of $12.3 million, as compared to $36.4 million for the same period in fiscal 2004. As above, excluding the $10.6 million charge for outstanding stock options, the twenty-six week period had a comparable decrease in selling, general and administrative expense of $1.7 million, or 6.7%. In the twenty-six weeks ended November 29, 2003, approximately $2.0 million was expensed for stock options exercised as compared to $200,000 in the twenty-six weeks ended November 27, 2004. All other selling, general and administrative expenses overall had small increases or decreases. On a cost per dozen sold basis, excluding the $10.6 million stock option accrual, selling, general and administrative expense was $.082 for the current twenty-six weeks as compared to $.086 for the comparable period last fiscal year. As a percent of net sales, selling, general and administrative expense has decreased from 13.8% for the first twenty-six weeks of fiscal 2004 to 12.5% for the comparable period in fiscal 2005.

OPERATING INCOME

        As the result of the above, operating loss was $7.4 million for the second quarter ended November 27, 2004, as compared to operating income of $27.6 million for the second quarter of fiscal 2004. As a percent of net sales, the current fiscal 2005 quarter had an 8.2% operating loss, compared to an 18.4% operating income for the comparable period last year.

        For the twenty-six weeks ended November 27, 2004, operating loss was $8.4 million, compared to operating income of $41.0 million for the comparable period in fiscal 2004. As a percent of net sales, the current fiscal period had a 4.4% operating loss, compared to a 15.5% operating income for the same period last year.

OTHER INCOME (EXPENSE)

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the second quarter ended November 27, 2004 was $968,000, an increase of $874,000, as compared to $94,000 for last year’s second quarter. This net increase for the second quarter was the result of a decrease of $1.0 million in net interest expense and a $1.9 million decrease in other income. Net interest decreased due to a $500,000 decrease in interest expense, due to lower long-term debt balances, and an increase of $500,000 in interest income from cash equivalents and investments. Other income decreased from equity in income of affiliates. As a percent of net sales, other expense was 1.1% for the twenty-six weeks ended November 27, 2004, compared to 0.1% for the comparable period last year.

        For the twenty-six weeks ended November 27, 2004, other expense was $1.4 million, an increase of $100,000 as compared to an expense of $1.3 million for the comparable period in fiscal 2004. For the current period, net interest expense decreased $1.8 million and other income decreased $1.9 million. Interest expense decreased $929,000 due to lower debt balances and interest income increased $893,000 from cash equivalents and investments. Other income decreased from equity in income of affiliates. As a percent of net sales, other expense was 0.7% for the current period, as compared to 0.5% for the comparable period in fiscal 2004.

INCOME TAXES

        As a result of the above, the pre-tax loss was $8.4 million for the quarter ended November 27, 2004, compared to pre-tax income of $27.5 million for last year’s comparable quarter. For the second quarter, an income tax benefit of $3.1 million was recorded with an effective tax rate of 36.5%, as compared to an income tax expense of $9.9 million with an effective rate of 36.0% for last year’s comparable quarter.

        For the twenty-six week period ended November 27, 2004, pre-tax loss was $9.8 million, compared to pre-tax income of $39.7 million for the comparable period in fiscal 2004. For the current twenty-six week period, an income tax benefit of $3.6 million was recorded with an effective tax rate of 36.5%, as compared to an income tax expense of $14.3 million, with an effective rate of 36.0% for last year’s comparable period.

NET INCOME (LOSS)

        Net loss for the second quarter ended November 27, 2004 was $5.3 million, or $0.23 per basic and diluted share, compared to net income of $17.6 million, or $0.74 per basic and $0.72 per diluted share for last fiscal year’s second quarter.

        For the twenty-six week period ended November 27, 2004, net loss was $6.2 million, or $0.26 per basic and diluted share, compared to last fiscal year’s net income of $25.4 million, or $1.08 per basic share and $1.05 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at November 27, 2004 was $78.9 million compared to $92.9 million at May 29, 2004. Our current ratio was 2.23 at November 27, 2004 as compared with 2.58 at May 29, 2004. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $35.0 million line of credit with three banks, $2.1 million of which was utilized as a standby letter of credit at November 27, 2004. Our long-term debt at November 27, 2004, including current maturities, amounted to $85.1million, as compared to $90.0 million at May 29, 2004.

For the 26 weeks ended November 27, 2004, $1.5 million in net cash was provided by operating activities. This compares to net cash provided of $28.4 million for the 26 weeks ended November 29, 2003. In the 26 weeks ended November 27, 2004, approximately $30.8 million was provided from the maturity of short-term investments and $590,000 was provided from notes receivable and investments. Approximately $423,000 was provided from disposal of property, plant and equipment and $5.5 million was used for purchases of property, plant and equipment. Approximately $252,000 was provided from the issuance of common stock from the treasury and net cash of $6.2 million was used in the repurchase of common stock for the treasury. Approximately $596,000 was used for payments of dividends on the common stock and $4.9 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $16.4 million since May 29, 2004.

        For the 26 weeks ended November 29, 2003, $2.4 million was used for purchases of property, plant and equipment; $289,000 net proceeds were received from sales of property, plant and equipment, and $1.9 million used for construction projects. Approximately $2.1 million was provided by issuance of common stock from the treasury and payments of $295,000 were made for dividends on the common stock. Additional cash of $5.0 million was received from net borrowings on the notes payable to banks and repayments of $17.3 million were made on long-term debt. The net result was an increase in cash of approximately $13.9 million.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 27, 2004, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

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

        Impact of Recently Issued Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment”. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

         Critical Accounting Policies. We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 29, 2004, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes made to the critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 29, 2004.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not Applicable.

b.	Not Applicable.

c.	Information as to repurchases of our common stock required by section (c) of this Item is contained in Note 3 of “Notes to Condensed Consolidated Financial Statements” in Part 1 of this Form 10-Q and is incorporated herein by reference.

For information as to working capital utilization and other limitations upon the payment of dividends see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 6.	EXHIBITS

No.	Description

31.1	Certification of The Chief Executive Officer

31.2	Certification of The Chief Financial Officer

32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)
Date: January 7, 2005	By:	/s/ Bobby J. Raines
Bobby J. Raines Vice President/Treasurer (Principal Financial Officer)

Date: January 7, 2005	By:	/s/ Charles F. Collins
Charles F. Collins Vice President/Controller (Principal Accounting Officer)