Form 10-Q
period 2005-02-26
CAL MAINE FOODS INC
filed 2005-04-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 26, 2005

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

Yes    X     No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

Yes           No    X

        Number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of April 1, 2005.

Common Stock, $0.01 par value	21,297,491 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information	Page Number
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets -
	February 26, 2005 and May 29, 2004	3
	Condensed Consolidated Statements of Operations -
	Three Months and Nine Months Ended
	February 26, 2005 and February 28, 2004	4
	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended February 26, 2005 and
	February 28, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	14
Item 4.	Controls and Procedures	14
Part II.	Other Information
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15
Signatures		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 26, 2005	May 29, 2004
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,289	$36,629
Investments	2,093	36,352
Trade and other receivables	21,709	22,360
Recoverable federal income taxes	8,468	5,007
Inventories	47,387	49,896
Prepaid expenses and other current assets	1,369	1,695

Total current assets	135,315	151,939
Notes receivable and investments	12,736	12,455
Goodwill	3,147	3,147
Other assets	1,438	1,960
Property, plant and equipment	279,745	275,622
Less accumulated depreciation	(151,782)	(143,564)

	127,963	132,058

TOTAL ASSETS	$280,599	$301,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,311	$39,363
Current maturities of long-term debt	9,363	9,597
Deferred income taxes	9,700	10,030

Total current liabilities	54,374	58,990
Long-term debt, less current maturities	72,297	80,434
Other non-current liabilities	1,900	1,900
Deferred income taxes	21,600	20,070

Total liabilities	150,171	161,394
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at February 26,	351
2005 and May 29, 2004	351
Class A common stock $0.01 par value, authorized, issued
and outstanding 2,400 shares	24	24
Paid-in capital	28,621	26,308
Retained earnings	121,208	125,908
Common stock in treasury-13,803 shares at
February 26, 2005 and 13,307 shares at May 29,	(12,426)
	2004	(19,776)

Total stockholders' equity	130,428	140,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,599	$301,559

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	$101,042	$165,655	$293,789	$429,979
Cost of sales	83,927	107,871	261,007	294,742

Gross profit	17,115	57,784	32,782	135,237
Selling, general and administrative	12,440	21,341	36,531	57,772

Operating income(loss)	4,675	36,443	(3,749)	77,465
Other income (expense):
Interest expense, net	(791)	(795)	(3,097)	(4,924)
Other	247	1,651	1,168	4,465

	(544)	856	(1,929)	(459)

Income (loss) before income taxes	4,131	37,299	(5,678)	77,006
Income tax expense (benefit)	1,710	13,427	(1,870)	27,758

Net income (loss)	$2,421	$23,872	$(3,808)	$49,248

Net income (loss) per common share:
Basic	$0.10	$0.99	$(0.16)	$2.07

Diluted	$0.10	$0.98	$(0.16)	$2.03

Dividends per common share	$0.0125	$0.0125	$0.0375	$0.0375

Weighted average shares outstanding:
Basic	23,797	24,096	23,900	23,762

Diluted	23,905	24,418	23,900	24,280

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 26, 2005	February 28, 2004
Cash flows provided by operating activities	$4,971	$66,688
Cash flows from investing activities:
Net decrease in investments	34,259	-0-
Purchases of property, plant and equipment	(8,199)	(5,630)
Construction of production facilities	-0-	(2,043)
Payments received on notes receivable and from investments	989	196
Increase in note receivable, investments and other assets	(565)	(1,535)
Net proceeds from sale of property, plant and equipment	505	461

Net cash provided by (used in) investing activities	26,989	(8,551)
Cash flows from financing activities:
Purchases of common stock for treasury	(7,614)	- 0 -
Long-term borrowings	-0-	25,000
Principal payments on long-term debt	(8,371)	(41,756)
Proceeds from issuance of common stock from treasury	2,577	8,112
Payment of dividends	(892)	(445)

Net cash used in financing activities	(14,300)	(9,089)

Net change in cash and cash equivalents	17,660	49,048
Cash and cash equivalents at beginning of period	36,629	6,092

Cash and cash equivalents at end of period	$54,289	$55,140

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 26, 2005

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 26, 2005 are not necessarily indicative of the results that may be expected for the year ending May 28, 2005.

        The balance sheet at May 29, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

	13 Weeks Ended		39 Weeks Ended
	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb.28, 2004
Net income (loss)	$2,421	$23,872	$(3,808)	$49,248
Add: Stock-based employee
compensation expense included in
reported net income(loss)	(242)	6,069	(467)	15,450
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	113	(2,811)	212	(6,253)

Pro forma net income (loss)	$2,292	$27,130	$(4,063)	$58,445

Earnings (loss) per share:
Basic-as reported	$0.10	$0.99	$(0.16)	$2.07

Basic-pro forma	$0.10	$1.13	$(0.17)	$2.46

Diluted-as reported	$0.10	$0.98	$(0.16)	$2.03

Diluted-pro forma	$0.10	$1.11	$(0.17)	$2.41

The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the prior year grants: risk-free interest rate of 3.00%; a dividend yield of 1.00%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years.

2.	Inventories

        Inventories consisted of the following:

	February 26, 2005	May 29, 2004
Flocks	$31,601	$34,011
Eggs	3,489	2,831
Feed and supplies	12,020	12,781
Livestock	277	273

	$47,387	$49,896

3.	Stockholders’Equity

        Stock Repurchase Program

On August 3, 2004, our Board of Directors approved a repurchase program whereby we may purchase up to 2,000,000 shares of our common stock. The repurchase program will expire on July 31, 2005. We do not have any other stock repurchase programs.

The following table sets forth the share repurchase activity for the third quarter ended February 26, 2005:

	Thirteen Weeks November 28, 2004 to February 26, 2005
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
November 28, 2004 - December 25, 2004	0	$ 0	0	1,437,497
December 26, 2004 - January 22, 2005	35,000	11.47	35,000	1,402,497
January 23, 2005 - February 26, 2005	105,000	9.93	105,000	1,297,497

Total	140,000	$ 10.32	140,000	1,297,497

4.	Legal Proceedings

        We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

5.	Net Income (Loss) per Common Share

        Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 107,725 shares were excluded from the calculation of diluted earnings per share for the nine month period ended February 26, 2005 because of the net loss for the period.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.1	65.1	88.9	68.6

Gross profit	16.9	34.9	11.1	31.4
Selling, general & administrative
	12.3	12.9	12.4	13.4

Operating income (loss)	4.6	22.0	(1.3)	18.0
Other income (expense)	(0.5)	.5	(.6)	(.1)

Income (loss) before taxes	4.1	22.5	(1.9)	17.9
Income tax expense (benefit)	1.7	8.1	(.6)	6.5

Net income (loss)	2.4%	14.4%	(1.3)%	11.4%

        NET SALES

        Approximately 97% of our net sales consist of shell egg sales and 3% of our net sales include incidental feed sales to outside egg producers. Net sales for the third quarter of fiscal 2005 were $101.0 million, a decrease of $64.7 million, or 39.0% as compared to net sales of $165.7 million for the third quarter of fiscal 2004. The decrease was due to decreases in total dozens of shell eggs sold and shell egg selling prices, as compared with the same period in fiscal 2004. Dozens of shell eggs sold for the current third quarter were 144.4 million dozen, a decrease of 10.3 million dozen, or 6.7% as compared with fiscal 2004. Our production and processing facilities accounted for most of the decrease in dozens of shell eggs sold, with additional reductions in dozens purchased from outside (non-contract) shell egg producers making up the balance. Purchases of shell eggs from outside producers averages about 25% of our total dozens sold. Consumer demand was weaker than last year and shell egg supply was higher, both of which market factors resulted in lower shell egg selling prices during the current third quarter as compared to the fiscal 2004 third quarter. Our net average selling price per dozen of shell eggs for the third quarter of fiscal 2005 was $0.673, compared to $1.035 for the third quarter of fiscal 2004, a decrease of 35.0%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

        Net sales for the thirty-nine week period ended February 26, 2005 were $293.8 million, a decrease of $136.2 million, or 31.7%, as compared to net sales of $430.0 million for the thirty-nine week period ended February 28, 2004.Total dozens of shell eggs sold and net shell egg selling prices in the current thirty-nine week period decreased as compared to the same period in fiscal 2004. Dozens of shell eggs sold for the current thirty-nine week period were 438.4 million as compared to 455.3 million for the same period in fiscal 2004, a decrease of 3.7%. For the current thirty-nine week period, our net average selling price per dozen of shell eggs was $.645, as compared to $.911 per dozen for the same period in fiscal 2004, a decrease of 29.2%.

        COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the third quarter ended February 26, 2005 was $83.9 million, a decrease of $24.0 million, or 22.2%, as compared to cost of sales of $107.9 million for the third quarter of fiscal 2004. The decrease is due to lower number of dozens produced at company facilities, lower cost of purchases from outside egg producers and lower cost of feed ingredients. Dozens of shell eggs sold during the third quarter ended February 26, 2005 decreased 6.7%. As discussed above, lower company owned production accounted for most of the reduced number of dozens sold. The decrease in the cost of the shell eggs purchased from outside producers was due to weaker shell egg market conditions. Feed cost for the third quarter ended February 26, 2005 was $.202 per dozen of shell eggs, compared to the third quarter of fiscal 2004 cost per dozen of shell eggs of $.244, a decrease of 17.2%. The lower shell egg selling price was the primary reason for the decrease in gross profit from 34.9% of net sales for the quarter ended February 28, 2004 to 16.9% of net sales for the third quarter ended February 26, 2005.

        Cost of sales for the thirty-nine week period ended February 26, 2005 was $261.0 million, a decrease of $33.7 million, or 11.4%, as compared to cost of sales of $294.7 million for the thirty-nine week period ended February 28, 2004. The decrease in cost of sales is the net result of a lower number of dozens produced at company owned facilities and lower outside shell egg purchase cost, offset by an increase in the cost of feed ingredients. Feed cost for the current thirty-nine week period was $.247 per dozen of shell eggs, as compared to $.225 per dozen for the same period in the prior fiscal year, an increase of 9.8%. The decrease in shell egg selling prices was the primary reason for the decrease in gross profit from 31.4% of net sales for last year’s thirty-nine week period as compared to a gross profit of 11.1% of net sales for the current thirty-nine week period.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the third quarter ended February 26, 2005 was $12.4 million, a decrease of $8.9 million, as compared to $21.3 million for the third quarter of fiscal 2004. In the fiscal 2004 third quarter, we recorded an expense for stock compensation of $9.5 million in connection with certain stock options and the related tandem stock appreciation rights. Excluding the $9.5 million expense for stock options, the current third quarter comparable increase for selling, general and administrative expense was $600,000, mostly due to increases in cost of insurance. Property and liability insurance costs have increased almost $500,000 and employee health insurance costs have increased $100,000. On a cost per dozen sold basis, excluding the fiscal 2004 $9.5 million stock option expense, selling, general and administrative expense was $.086 per dozen for the third quarter of fiscal 2005 as compared to $.076 for the third quarter of fiscal 2004. As a percent of net sales, selling, general and administrative expense decreased slightly from 12.9% for the third quarter of fiscal 2004 to 12.3% for the third quarter of fiscal 2005.

        Selling, general and administrative expenses for the thirty-nine week period ended February 26, 2005 was $36.5 million, a decrease of $21.3 million, as compared to $57.8 million for the thirty-nine week period ended February 28, 2004. In the fiscal 2004 thirty-nine week period, we recorded an expense of $24.1 million for stock compensation due to the increase in the market price of our outstanding common stock from $5.24 at May 31, 2003 to $37.48 at February 28, 2004, as compared to a benefit of $747,000 for the current thirty-nine week period ended February 26, 2005. The benefit is due to the decrease in the market price of our outstanding common stock from $13.80 at May 29, 2004 to $9.88 at February 26, 2005. Excluding the fiscal 2004 $24.1 million expense stock option expense, the current thirty-nine week period increase for selling, general and administrative expense was $2.8 million, or 4.87%. Of the $2.8 million increase, approximately $1.9 million was for increases in payroll and payroll related expenses, $526,000 for increases in property and liability insurance expenses, and $258,000 for increases in employee health insurance cost. On a cost per dozen sold basis, excluding the $24.1 million stock option expense in fiscal 2004, selling, general and administrative expense was $.083 for the current thirty-nine week period as compared to $.074 for the comparable period in fiscal 2004. As a percent of net sales, selling, general and administrative expense has decreased from 13.4% for the thirty-nine week period fiscal 2004 to 12.4% for the thirty-nine week period of fiscal 2005.

        OPERATING INCOME

        As the result of the above, operating income was $4.7 million for the third quarter ended February 26, 2005, as compared to operating income of $36.4 million for the third quarter of fiscal 2004. Operating income was 4.60% of net sales for the current fiscal third quarter, compared to operating income of 22.0% of net sales for the third quarter in fiscal 2004.

        For the thirty-nine week period ended February 26, 2005, operating loss was $3.7 million, as compared to operating income of $77.5 million for the thirty-nine week period ended February 28, 2004. Operating loss was 1.3% of net sales for the current thirty-nine week period as compared to operating income of 18.0% of net sales in the same thirty-nine week period in fiscal 2004.

        OTHER INCOME / EXPENSE

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity from affiliates.

        Other expense for the third quarter ended February 26, 2005 was $544,000, a decrease of $1.4 million, as compared to other income of $856,000 for the third quarter of fiscal 2004 In the current third quarter, net interest expense decreased $4,000 and other income decreased $1.4 million. Net interest expense decreased as the result of reduced long-term debt balances and receipt of interest income from investments. In the fiscal 2004 third quarter, we received $944,000 interest income as part of an income tax refund. Other income for the current third quarter decreased from equity in losses of affiliates. As a percent of net sales, other expense was 0.5% for the current third quarter, as compared to other income of 0.5% for the same period in fiscal 2004.

        For the thirty-nine week period ended February 26, 2005, other expense was $1.9 million, an increase of $1.5 million as compared to $459,000 for the same thirty-nine week period in fiscal 2004. For the current period, net interest expense decreased $1.8 million and other income decreased $3.3 million. Net interest expense decreased as the result of reduced long-term debt balances and receipt of interest income from investments. Other income for the current thirty-nine week period decreased from equity in losses of affiliates. As a percent of net sales, other expense was 0.6% for the current thirty-nine week period, as compared to 0.1% for the same thirty-nine week period in fiscal 2004.

        INCOME TAXES

        As a result of the above, our pre-tax income was $4.1 million for the third quarter ended February 26, 2005, as compared to pre-tax income of $37.3 million for the third quarter of fiscal 2004. For the current third quarter, an income tax expense of $1.7 million was recorded with an effective tax rate of 41.4%, as compared to an income tax expense of $13.4 million with an effective rate of 36.0% for last year’s third quarter. The effective tax rate for each period differs from the statutory federal income tax rate due to state income taxes and due to the relationship of certain non-deducible expenses to our income (loss) before income taxes.

        For the thirty-nine week period ended February 26, 2005, our pre-tax loss was $5.7 million, as compared to pre-tax income of $77.0 million for the thirty-nine week period ended February 28, 2004. For the current thirty-nine week period, an income tax benefit of $1.9 million was recorded with an effective tax rate of 32.9%, as compared to an income tax expense of $27.8 million with an effective tax rate of 36.0% for the same thirty-nine week period in fiscal 2004. The effective tax rate for each period differs from the statutory federal income tax rate due to state income taxes and due to the relationship of certain non-deducible expenses to our income (loss) before income taxes.

        NET INCOME

        Net income for the third quarter ended February 26, 2005 was $2.4 million, or $0.10 per basic and diluted share, as compared to net income of $23.9 million, or $.99 per basic share and $.98 diluted share, for the third quarter of fiscal 2004.

        For the thirty-nine week period ended February 26, 2005, net loss was $3.8 million, or $0.16 per basic and diluted share, as compared to net income of $49.2 million, or $2.07 per basic share and $2.03 per diluted share, for the thirty-nine week period ended February 28, 2004.

        CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at February 26, 2005 was $80.9 million, as compared to $92.9 million at May 29, 2004. Our current ratio was 2.49 at February 26, 2005, as compared to 2.58 at May 29, 2004. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $35.0 million line of credit with three banks, $2.1 million of which was utilized as a standby letter of credit at February 26, 2005. Our long-term debt at February 26, 2005, including current maturities, amounted to $81.7 million, as compared to $90.0 million at May 29, 2004.

        In the thirty-nine week period ended February 26, 2005, $5.0 million in net cash was provided by operating activities. This compares to $66.7 million of net cash for the thirty-nine week period ended February 28, 2004. In the thirty-nine weeks ended February 26, 2005, $34.2 million was provided from the maturity of short-term investments, $424,000 was provided from notes receivable and from investments, $505,000 was provided from disposal of property, plant and equipment and $8.2 million was used for purchases of property, plant and equipment. In addition, $2.6 million was provided from the issuance of common stock from the treasury, net cash of $7.6 million was used in the repurchase of common stock for the treasury, $892,000 was used for payments of dividends on the common stock and $8.4 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $17.7 million since May 29, 2004.

        In the thirty-nine week period ended February 28, 2004, $5.6 million was used for purchases of property, plant and equipment, $461,000 was received from sales of property, plant and equipment, $2.0 million was used for construction projects and net cash of $1.5 million was used to increase notes receivable and investments. In addition, $8.1 million was received from the exercise of stock options, and $445,000 was used for payments of dividends on our common stock. Borrowings of $5.0 million were received in additional long-term debt and $20.0 million was received in restructuring and re-pricing certain other long-term debt. Payments of $41.8 million were made on long-term debt. The net result was an increase in cash of approximately $49.0 million.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 26, 2005, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

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

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment”. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) will require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any sales of unregistered securities during the third quarter of fiscal 2005.

Information as to repurchases of our common stock required by this Item is contained in Note 3 of “Notes to Condensed Consolidated Financial Statements” in Part I of this Form 10-Q and is incorporated herein by this reference.

For information as to working capital utilization and other limitations upon the payment of dividends see “Capital Resources” under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

CAL-MAINE FOODS, INC.
(Registrant)
Date: April 8, 2005	/s/ Bobby J. Raines
Bobby J. Raines
Vice President/Treasurer
(Principal Financial Officer)
Date: April 8, 2005	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)