Form 10-Q/A
period 2005-02-26
CAL MAINE FOODS INC
filed 2005-05-18
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to quarterly report on Form 10-Q for
the quarterly period ended February 26, 2005

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

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the year quarterly period ended February 26, 2005, as set forth in the pages attached hereto:

Part I.	Item 1. Condensed Consolidated Financial Statements
Part II.	Item 6. Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.

Date: May 16, 2005	By: /s/ Charles F. Collins
Charles F. Collins
Vice President Controller
(Principal Accounting Officer)

CAL-MAINE FOODS, INC.

Amendment No. 1 to quarterly report on Form 10-Q for
quarterly period ended February 26, 2005.

        This Form 10-Q/A No. 1 is filed solely for the purpose of correcting typographical errors in the condensed consolidated balance sheets as of February 26, 2005 and May 29, 2004. In the stockholder equity section, certain common stock dollar figures shifted columns. Common stock should be $351 for February 26, 2005 and May 29, 2004. The year 2004 shifted from the date information in the treasury stock section and caused the dollar values of the treasury stock to transpose. The value of the common stock in treasury at February 26, 2005 should be $(19,776), and $(12,426) at May 29, 2004, instead of the amounts shown in the Form 10-Q quarterly report as originally filed. All total amounts, and all other amounts, are correctly stated.

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

Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at February 26, 2005
and May 29, 2004	351	351
Class A common stock $0.01 par value, authorized, issued
and outstanding 2,400 shares	24	24
Paid-in capital	28,621	26,308
Retained earnings	121,208	125,908
Common stock in treasury-13,803 shares at
February 26, 2005 and 13,307 shares at May 29, 2004	(19,776)	(12,426)

Total stockholders' equity	130,428	140,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,599	$301,559

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

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 26, 2005	February 28, 2004
Cash flows provided by operating activities	$4,971	$66,688
Cash flows from investing activities:
Net decrease in investments	34,259	-0-
Purchases of property, plant and equipment	(8,199)	(5,630)
Construction of production facilities	-0-	(2,043)
Payments received on notes receivable and from investments	989	196
Increase in note receivable, investments and other assets	(565)	(1,535)
Net proceeds from sale of property, plant and equipment	505	461

Net cash provided by (used in) investing activities	26,989	(8,551)

Cash flows from financing activities:
Purchases of common stock for treasury	(7,614)	-0-
Long-term borrowings	-0-	25,000
Principal payments on long-term debt	(8,371)	(41,756)
Proceeds from issuance of common stock from treasury	2,577	8,112
Payment of dividends	(892)	(445)

Net cash used in financing activities	(14,300)	(9,089)

Net change in cash and cash equivalents	17,660	49,048

Cash and cash equivalents at beginning of period	36,629	6,092

Cash and cash equivalents at end of period	$54,289	$55,140

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

        The following table sets forth the share repurchase activity for the third quarter ended February 26, 2005:

	Thirteen Weeks November 28, 2004 to February 26, 2005
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
November 28, 2004 - December 25, 2004	$ 0	$ 0	$ 0	$1,437,497
December 26, 2004 - January 22, 2005	35,000	11.47	35,000	1,402,497
January 23, 2005 - February 26, 2005	105,000	9.93	105,000	1,297,497

Total	$140,000	$10.32	$140,000	$1,297,497

4.	Legal Proceedings

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