Form 10-K
period 2005-05-28
CAL MAINE FOODS INC
filed 2005-08-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED May 28, 2005

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-04892

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes X No

The aggregate market value, as reported by the NASDAQ National Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 27, 2004, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $161,898,900.

As of August 3, 2005, 21,148,291 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

Part I

Part II

5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	17
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risk	25
8.	Financial Statements and Supplementary Data	25
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
9A.	Controls and Procedures	46
9B.	Other Information	46

Part III

10.	Directors and Executive Officers of the Registrant	47
11.	Executive Compensation	47
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions	47
14.	Principal Accountant Fees and Services	47

Part IV

15.	Exhibits and Financial Statement Schedules	48
	Signatures	51

PART I

ITEM 1. BUSINESS

        Our Business

        Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal year 2005, we sold approximately 575 million dozen shell eggs, which represented about 13% of domestic shell egg consumption in the United States. Our total flock, which is comprised of approximately 18 million layers and 4 million pullets and breeders, is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell the majority of our shell eggs in 28 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers. The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs and we sell shell eggs to 9 of the 10 largest food retailers in the United States.

        We are also the largest producer and marketer of value-added specialty shell eggs in the United States. Specialty shell eggs include reduced cholesterol, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2005, specialty shell eggs were estimated to represent approximately 14% of our shell egg dollar sales. Retail prices for specialty eggs are higher than standard shell eggs due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under two distinct brands: Egg-Land’s Best(TM) and Farmhouse(TM). We own a 20% equity interest in Egg-Land’s Best, Inc., which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land’s Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 6.5% of our total shell egg dozen volume in fiscal 2005 and 5.6% for fiscal 2004.

        We are also a leader in industry consolidation. Since 1989, we have completed ten acquisitions ranging in size from 600,000 layers to 7.5 million layers. On July 28, 2005, we entered into an agreement for the acquisition of the operations of Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There are currently 61 producers who each own more than one million layers and the ten largest producers own approximately 40% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

        Hillandale Acquisition

        We have entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Pursuant to the Agreement, we will acquire Hillandale’s egg production and marketing operations. Hillandale’s production facilities are principally located in Florida, where it began operations over 30 years ago. Hillandale has a strong marketing presence in Florida, Georgia and Alabama. When completed, the Hillandale acquisition is expected to increase our current egg production capacity by approximately 30%.

        Under the terms of the Agreement, the Hillandale assets to be acquired and liabilities to be assumed by us will be transferred to a new Florida limited liability company named Hillandale, LLC. The two Hillandale companies will be the initial members of Hillandale, LLC, for formation purposes. Upon the completion of an evaluation of the assets and liabilities to be acquired and assumed by us, as agreed to by the parties to the Agreement, we will purchase 51% of the Units of Membership in Hillandale, LLC. The remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. The acquisition will be made for cash, from our available funds, and borrowings to the extent necessary. We will acquire our initial 51% interest in Hillandale, LLC, at a presently estimated cost of approximately $30 to $35 million, subject to adjustment upwards or downwards, based upon the valuations agreed upon by the parties to the Agreement.

        During 2004, Hillandale sold approximately 129.3 million dozen eggs produced by its flock of layers at eight production facilities located in Florida and Alabama, including approximately 3.9 million dozen produced under contract arrangements with others. Like us, Hillandale is a fully integrated producer with its own feed mills and distribution facilities.

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

        Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. On May 27, 2005, the last sale price of our Common Stock was $6.76 per share. Our fiscal year 2005 ended May 28, 2005 and the first three fiscal quarters of fiscal 2005 ended August 28, 2004, November 27, 2004 and February 26, 2005. All references to a fiscal year means our fiscal year and all references to a year mean a calendar year.

        We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the chief executive and principal financial and accounting officers of the Company. We will provide a copy of the code free of charge to any person that requests a copy by writing to:

Cal-Maine Foods, Inc.
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

        Industry Background

         The United States Department of Agriculture reported that in 2003 the wholesale shell egg industry was a $4.5 billion market. Shell eggs are a staple food product and 94% of US homes buy shell eggs according to the 2003 Progressive Grocer Consumer Expenditure Study. Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture reports, since 1999, annual per capita consumption in the United States has varied between 250 and 256 eggs. In 2004, per capita consumption in the United States was 253 eggs, or approximately five eggs per person per week.

        Prices for Shell Eggs

        Shell egg prices are a critical component of profitability in the industry. Over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2005, wholesale shell egg prices averaged 71.9 cents per dozen compared to an average of 84.3 cents per dozen for fiscal years 2002 to 2004. The current price environment is weak due to moderate demand for shell eggs and a slight oversupply of eggs.

        Factors currently influencing demand:

–	industry advertising campaigns successfully promoting the health benefits of eggs;

–	positive announcements from the medical community highlighting eggs as a good source of protein;

–	increased consumption resulting from the factors noted above as well as the reduced level of cholesterol in eggs; and

–	increased demand from the foodservice channel.

        Factors currently influencing supply:

–	living space for newly hatched layers will increase 20% by 2008 according to guidelines put in place by the United Egg Producers, in conjunction with the Food Marketing Institute, both industry trade associations; and

–	the process to bring new shell egg production capacity online has become more complex than in the past, increasing the time it takes to bring new capacity to market .

        Feed Costs for Shell Egg Production

        Feed is a primary cost component in the production of shell eggs and represents over one-half of industry production costs. Most shell egg processors are vertically integrated; manufacturing the majority of the feed they require themselves. Although feed ingredients are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Current prices for corn and soybeans, essential feed ingredients, are favorable this year compared to with last year. However, there are wide swings in corn and soybean prices because of dry conditions in the Midwest and widely varying forecast projections for the 2005 fall crop and harvest season in September and October.

        Growth Strategy and Acquisitions

        For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed ten acquisitions, and built seven new “in-line” shell egg production and processing facilities and one pullet growing facility, adding 8 million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs, or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

        As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 23.9 million for each of the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 571.6 million over the past five fiscal years. Net sales amounted to $375.3 million in fiscal 2005 compared to net sales of $69.9 million in fiscal 1988.

        The completion of our acquisition of the Hillandale operations will significantly increase our production and processing facilities, and enhance our market penetration in the southeastern part of the country. With our investment in Hillandale, LLC, our total flock of pullets, layers and breeders will increase from 22.3 million at May 28, 2005, to approximately 29.5 million. Also, our egg production and processing facilities will expand through our acquisition of Hillandale’s production operations located in Alabama and Florida. We anticipate that, in the normal course, members of Hillandale’s present management will be integrated with our management. A copy of the Agreement, as incorporated by reference to our Form 8-K Current Report dated July 28, 2005, is included as an exhibit to this Form 10-K Annual Report. Financial statements of Hillandale, as required under Rules of the SEC, will be provided in Form 8-K current report to be filed by us at a later date.

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

        Shell Eggs *

        Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs. Company-owned facilities accounted for approximately 88% of our total fiscal 2005 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

        The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 98% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 13 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 19 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 13 million shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $40 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

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

        Feed cost represents the largest element of our farm egg production cost, ranging from 53% to 57% of total cost in the last five years, or an average of approximately 55%. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, we have tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

        * The business and industry discussion set forth in this section and elsewhere in this Form 10-K Annual Report also is generally applicable to Hillandale. However, information relating to our chick and layer population, production facilities, number of eggs produced, number of employees, properties, and other such facts, does not give effect to the Hillandale acquisition.

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

        Marketing. Of the 575 million dozen shell eggs sold by us in the fiscal year ended May 28, 2005, 435 million were produced by our flocks.

        We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 64.7% of net sales in the fiscal 2005 and 58.4% of net sales for fiscal 2004. One customer, H.E. Butt Grocery Co., accounted for 12.1% of net sales during fiscal 2005 and 11.9% of net sales for fiscal 2004, and two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 30.9% of net sales during fiscal 2005 and 26.8% of net sales for fiscal 2004.

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

        Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, eight of our first quarters and five of our fourth quarters have resulted in net operating losses.

        Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™ and Farmhouse eggs. Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best™ eggs accounted for approximately 11.0% of our net sales in fiscal 2005. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse eggs accounted for 2.4% of our net sales in fiscal 2005. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.

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

        While the shell egg industry remains highly fragmented, it has been characterized by a growing concentration of producers. In 2004, 61 producers with one million or more layers owned 84% of the 287 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

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

         Environmental Regulation. Our operations and facilities are subject to various federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made and will continue to make capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We do not currently know of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future. In addition, under certain circumstances, we may incur costs associated with our contract producers’ failure to comply with laws and regulations, including environmental laws and regulations.

        Employees. As of May 28, 2005, we had a total of approximately 1,400 employees of whom 1,270 worked in egg production, processing and marketing, 80 were engaged in feed mill operations and 50 were administrative employees, including officers, at our executive offices. Approximately 5% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

        Risk factors

        We are subject to numerous risks and uncertainties, including the following:

         Market prices of wholesale shell eggs are volatile and changes in these prices and costs can adversely impact our results of operations.

        Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices have experienced an upward trend since 2002 and rose to historical highs in late 2003 and early 2004. In the early fall of 2004, the demand trend related to the popular diets faded dramatically. During this time of increased demand, the egg industry had geared up to produce more eggs to meet the demand. During the past nine to twelve months, the industry has experienced an oversupply of eggs resulting in lower egg prices. In March 2005, the egg industry took action to reduce the size of the laying flocks. Current U.S. Department of Agriculture statistics indicate a reduced flock size that is now more in line with current demand. There can be no assurance that shell egg prices will remain at or near current levels and that the supply of shell eggs will remain level in the future.

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

        As discussed above, demand for shell eggs has increased in recent years as a result of a number of factors. We believe that increased fast food restaurant consumption, favorable reports from the medical community regarding the health benefits of shell eggs, reduced shell egg cholesterol levels, high protein diet trends and industry advertising campaigns have all contributed to the increase in shell egg demand. However, there can be no assurance that the demand for shell eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, as well as movement away from high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

         Feed costs are volatile and changes in these costs can adversely impact our results of operations.

        Feed costs represent the largest element of our shell egg production cost, ranging from 53% to 57% of total annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybeans, essential feed ingredients, are favorable this year compared to with last year. However, there are wide swings in corn and soybean prices because of dry conditions in the Midwest and widely varying forecast projections for the 2005 fall crop and harvest season in September and October. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

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

        We plan to pursue a growth strategy which includes acquisitions of other companies engaged in the production and sale of shell eggs. Acquisitions can require capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

–	will identify suitable acquisition candidates;

–	can consummate acquisitions on acceptable terms; or

–	can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business.

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

        We presently have no understandings or agreements with respect to any acquisitions, other than the agreement we have entered into for the Hillandale acquisition.

         Our largest customers have historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

        For the fiscal years ended May 28, 2005, and May 29, 2004, one customer, H.E. Butt Grocery Co., accounted for 12.1% of our net sales and 11.9% of our net sales, respectively, and two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 30.8% and 26.8% of our net sales, respectively. Our top 10 customers accounted for 64.7% and 58.4% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

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

         Fred R. Adams, Jr., our chairman of the board and chief executive officer, and his spouse own 34.4% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 90.4% and his son-in-law, Adolphus B. Baker, our president, chief operating officer and one of our directors, owns 9.6% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.8% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 66.0%, and Messrs. Adams and Baker and their spouses possess 72.0% of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

        ITEM 2. PROPERTIES

        We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Arkansas, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, one hatchery, two wholesale distribution centers, 13 feed mills, 19 shell egg production facilities, 18 pullet growing facilities, and 20 processing and packing facilities Most of our operations are conducted from properties we own.

        Presently, we own approximately 15,000 acres of land in various locations throughout our geographic market area. We have the ability to hatch 13 million pullet chicks annually, grow 13 million pullets annually, house 18 million laying hens and control the production of an aggregate total of 20 million layers. We also own or control mills that can produce 500 tons per hour of feed, and processing facilities capable of processing 7,000 cases of shell eggs per hour (with each case containing 30 dozen shell eggs). Our facilities are well-maintained and operate at a high level of efficiency. Typically, we insure our facilities for replacement value.

        Over the past five fiscal years, our capital expenditures have totaled an aggregate amount of approximately $65 million. The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

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

        On November 7, 2003, an Order of Dismissal Without Prejudice was issued by the First Judicial District of Hinds County, Mississippi. On December 5, 2003, the plaintiffs appealed the order to the Mississippi Supreme Court which ruled in favor of Cal-Maine and affirmed the order of dismissal.

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

        The suit alleges that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. This suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. This particular feed ingredient is not used in our shell egg production feed formulation. The suit, like the suit described above, also addresses conditions alleged to exist in Washington County. The suit seeks unspecified actual damages and requests unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

        Contract Grower Litigation

        On March 23, 2004, a civil complaint was filed against Cal-Maine Foods, Inc. by Olen L. Wells, a former contract producer. The complaint was filed in the United States District Court for the Middle District of Georgia. The complaint alleged that we verbally agreed to place layer-hen flocks in a particular production facility for a period of ten years if the plaintiff would install a new feeder system in that facility. The complaint sought unspecified damages. We filed our answer denying the existence of any such verbal contract and explaining that all arrangements with contract producers are on a flock-to-flock basis. The Court ruled in Cal-Maine’s favor, and the plaintiff agreed not to appeal.

        State of Oklahoma Watershed Pollution Litigation

        On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. Most of the companies are broiler producers. Process has not yet been served.  Accordingly, no answer is yet due.  No other filings of any nature have been made. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties are presently attempting to mediate a resolution of the issues raised in the Complaint.  The mediation is being conducted in stages.  At present, the mediation is focused on Oklahoma’s demand that chicken litter be disposed of by methods other than as use as fertilizer in the watershed.  Cal-Maine no longer has any operation in the watershed, so Cal-Maine is not greatly affected by this aspect of the mediation.  We are not able at present to give an opinion regarding the ultimate resolution of this action.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year.

PART II.

        ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES Of EQUITY SECURITIES

        Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. The last reported sale price for our Common Stock on August 3, 2005 was $6.34 per share. The following table sets forth the high and low daily sale prices and dividends for four quarters of fiscal 2004 and fiscal 2005. The sales prices have been adjusted to reflect the recent 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal 2004.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low
May 29, 2004	First Quarter	$ 3.900	$ 2.535	$ 0.0125
	Second Quarter	10.630	3.490	$ 0.0125
	Third Quarter	22.800	10.550	$ 0.0125
	Fourth Quarter	21.710	10.210	$ 0.0125
May 28, 2005	First Quarter	$16.490	$ 9.800	$ 0.0125
	Second Quarter	14.450	9.910	$ 0.0125
	Third Quarter	14.930	9.110	$ 0.0125
	Fourth Quarter	10.550	5.720	$ 0.0125

        There is no public trading market for the Class A Common Stock, the majority outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company.

        STOCKHOLDERS

        At July 28, 2005, there were approximately 295 record holders of our Common Stock and approximately 5,400 beneficial owners whose shares were held by nominees or broker dealers.

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

        RECENT SALES OF UNREGISTERED SECURITIES

        No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 28, 2005.

        EQUITY COMPENSATION PLAN INFORMATION

        The following table contains information, as of May 28, 2005, about our equity compensation plans, all of which were approved by security holders.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity Compensation Plans Approved by Security Holders(1)	128,800	$1.91	8,000

(1)	Consists of our 1993 Stock Option Stock Option Plan and our 1999 Stock Option Plan. See Note 8 “Stock Option Plan” in our Consolidated Financial Statements for the fiscal year ended May 28, 2005.

        PURCHASES OF EQUITY SECURITIES

        Stock Repurchase Program

        On August 3, 2004, our Board of Directors approved a repurchase program whereby we may purchase up to 2,000,000 shares of our Common Stock. The repurchase program expired on July 31, 2005. We do not have any other stock repurchase programs.

        The following table sets forth the share repurchase activity for the fourth quarter ended May 28, 2005:

	Thirteen Weeks February 26, 2005 to May 28, 2005
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Repurchased Under the Program
February 26, 2005 - March 26, 2005	50,000	$ 8.80	50,000	1,247,497
March 26, 2005 - April 23, 2005	50,000	7.66	50,000	1,197,497
April 23, 2005 - May 28, 2005	140,000	6.49	140,000	1,057,497

Total	240,000	$ 7.21	240,000	1,057,497

        ITEM 6. SELECTED FINANCIAL DATA

        The per share data shown in the following table has been adjusted to reflect the 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal year 2001.

	Fiscal Years Ended
	May 28, 2005	May 29, 2004	May 31, 2003	June 1, 2002	June 2, 2001
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales	$375,266	$572,331	$387,462	$326,171	$358,412
Cost of sales	339,833	396,704	315,169	291,767	299,417

Gross profit	35,433	175,627	72,293	34,404	58,995
Selling, general and administrative	47,758	69,305	46,029	42,332	42,337

Operating income (loss)	(12,325)	106,322	26,264	(7,928)	16,658
Other income (expense):
Interest expense (net)	(4,222)	(6,527)	(8,096)	(8,503)	(8,736)
Equity in income (loss) of affiliates	(88)	5,923	442	(480)	415
Other (net)	1,227	524	527	547	2,378

	(3,083)	(80)	(7,127)	(8,436)	(5,943)

Income (loss) before income tax	(15,408)	106,242	19,137	(16,364)	10,715
Income tax expense (benefit)	(5,050)	39,800	6,925	(5,790)	3,891

Net income (loss)	$(10,358)	$66,442	12,212	$(10,574)	$6,824

Net income (loss) per common share:
Basic	$(.43)	$2.78	$.52	$(.45)	$.285

Diluted	$(.43)	$2.73	$.515	$(.45)	$.280

Cash dividends declared per share	$0.050	$0.050	$0.050	$0.050	$0.050

Weighted average shares outstanding:
Basic	23,834	23,874	23,528	23,528	24,102

Diluted	23,834	24,342	23,724	23,528	24,240

Balance Sheet Data:
Working capital	$73,587	$92,949	$27,749	$17,310	$28,386
Total assets	269,534	301,559	235,392	229,654	234,752
Total debt (including current portion)	82,994	90,031	108,244	118,362	118,340
Total stockholders' equity	121,855	140,165	66,085	54,460	66,196
Operating Data:
Total number of layers at
period ended (thousands)	18,164	20,318	19,877	19,201	19,138
Total shell eggs sold (millions of dozens)	575.4	605.2	570.7	561.8	545.1

        ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

        Risk Factors; Forward-Looking Statements

        For information relating to important risks and uncertainties that could materially adversely affect our business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption “Risk Factors.” In addition, because the following discussion includes numerous forward-looking statements relating to us, our results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

        OVERVIEW

        We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 28, 2005 (52 weeks), May 29, 2004 (52 weeks) and May 31, 2003 (52 weeks) for the most recent three fiscal years.

        Our operations are fully integrated. At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. We currently are the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for approximately 96% of our net sales in fiscal 2005 and fiscal 2004. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by us primarily to national and regional supermarket chains.

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

	Percentage of Net Sales Fiscal Years Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.6	69.3	81.3

Gross profit	9.4	30.7	18.7
Selling, general & administrative expenses	12.7	12.1	11.9

Operating income (loss)	(3.3)	18.6	6.8
Other income (expense)	(0.8)	(0.1)	(1.9)

Income (loss) before taxes	(4.1)	18.5	4.9
Income tax expense (benefit)	(1.3)	6.9	1.8

Net income (loss)	(2.8)%	11.6%	3.1%

        Fiscal Year Ended May 28, 2005 Compared to Fiscal Year Ended May 29, 2004

         Net Sales. Approximately 96% of our net sales consist of shell egg sales. Approximately 3% of our net sales include incidental feed sales to outside egg producers, with the 1% balance consisting of net sales from other farming activities. Net sales for the fiscal year ended May 28, 2005 were $375.3 million, a decrease of $197.0 million, or 34.4%, from net sales of $572.3 million for fiscal 2004. Total dozens of eggs sold and egg selling prices decreased as compared to fiscal 2004. In fiscal 2005, total dozens of shell eggs sold were 575.4 million, a decrease of 29.8 million dozen, or 4.9%, compared to 605.2 million dozen sold in fiscal 2004. Our average selling price of shell eggs decreased from $.914 per dozen for fiscal 2004 to $.625 per dozen for fiscal 2005, a decrease of $.289 per dozen, or 32.0%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. During fiscal 2004 and the first quarter of fiscal 2005, consumer demand increased. This increase in demand was partially due to the popularity of high protein diets. At the start of fiscal 2004, egg supply was level and, during fiscal 2004, egg producers increased egg supply to meet consumer demand. During our second fiscal 2005 quarter, consumer demand decreased to normal levels. At this same time, egg supply continued at the higher levels and resulted in a drop in egg selling prices for the remainder of fiscal 2005.

         Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 28, 2005 was $339.8 million, a decrease of $56.9 million, or 14.3%, as compared to cost of sales of $396.7 million for fiscal 2004. Dozens sold, cost of purchases from outside shell egg producers and cost of feed ingredients decreased in fiscal 2005. Dozens produced in our facilities decreased 5.0% and dozens purchased from outside shell egg producers decreased 4.5%. The decrease in the cost of the shell eggs purchased from outside producers was due to lower egg market selling prices. Feed cost for fiscal 2005 was $.225 per dozen, compared to $.234 per dozen for the prior fiscal year, a decrease of 3.8%. A 32.0% decrease in egg selling prices, offset by a small decrease in feed ingredient costs and lower cost of purchases from outside egg producers, resulted in a decrease in gross profit from 30.7% of net sales for fiscal 2004 to 9.4% of net sales for fiscal 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $47.8 million in fiscal 2005, a decrease of $21.5 million as compared to $69.3 million for fiscal 2004. In fiscal 2004, we recorded $22.1 million for stock compensation expense as compared to a benefit of $1.3 million for fiscal 2005, applicable to stock options and Tandem Stock Appreciation Rights accounted for under the variable plan accounting requirements of APB Opinion No.25, “Accounting for Stock Issued to Employees”. The market price of our outstanding common stock ranged from $2.62 at May 31, 2003 to $13.80 at May 29, 2004 to $6.76 at May 28, 2005. Excluding the stock compensation expense, fiscal 2005 selling, general and administrative expense was $49.1 million compared to $47.2 million for fiscal 2004, an increase of $1.9 million, or 4.0%. The increase is due to increases in general insurance, franchise fees, employee health benefits, fuel costs, and costs to comply with the internal control reporting requirements of the Sarbanes-Oxley Act. On a cost per dozen sold basis, excluding the stock compensation expense, selling, general and administrative expense was $0.083 for fiscal 2005 as compared to $0.080 for fiscal 2004. As discussed above, total dozens sold in fiscal 2005 decreased 4.9%. As a percent of net sales, selling, general and administrative expense increased from 12.1% for fiscal 2004 to 12.7% for fiscal 2005.

         Operating Income(Loss) . As a result of the above, our operating loss was $12.3 million for fiscal 2005, as compared to operating income of $106.3 million for fiscal 2004. As a percent of net sales, the operating loss for fiscal 2005 was 3.3%, as compared to operating income of 18.6% for fiscal 2004.

         Other Income (Expense). Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income of affiliates. Other expense for fiscal 2005 was $3.1 million as compared to other expense of $80,000 for fiscal 2004. For fiscal 2005, net interest expense decreased $2.3 million, the net result of a $1.7 million decrease in interest expense and a $600,000 increase in interest income. Interest expense decreased due to reduced long-term debt balances and additional interest income was received from cash equivalent investments. Other income for fiscal 2005 decreased from equity in lower income of affiliates. As a percent of net sales, other expense was 0.8% for fiscal 2005, as compared to 0.1% for fiscal 2004.

         Income Taxes. For the fiscal year ended May 28, 2005, our pre-tax loss was $15.4 million, as compared to pre-tax income of $106.2 million for fiscal 2004. For fiscal 2005, an income tax benefit of $5.0 million was recorded with an effective tax rate of 32.8%, as compared to an income tax expense of $39.8 million with an effective tax rate of 37.5% for fiscal 2004.

         Net Income. As a result of the above, net loss for fiscal 2005 was $10.4 million, or $0.43 per basic and diluted share, compared to net income of $66.4 million, or $2.78 per basic share, or $2.73 per diluted share, for fiscal 2004.

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

         Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 29, 2004 was $396.7 million, an increase of $81.5 million, or 25.9%, as compared to cost of sales of $315.2 million for fiscal 2003. Dozens sold, cost of purchases from outside egg producers and cost of feed ingredients increased in fiscal 2004. During fiscal 2003, we recognized $9.5 million as a reduction in cost of sales for our share of the settlement of certain class action feed ingredient lawsuits. The 6.0 % increase in dozens sold was from increases in dozens produced in our facilities and in the number of dozens purchased from outside egg producers. The increase in the cost of the eggs purchased from outside producers was due to higher egg market selling prices. Feed cost for fiscal 2004 was $.234 per dozen, compared to $.213 per dozen for the prior fiscal year, an increase of 10.0%. A 41.7% increase in egg selling prices, offset by higher feed ingredient costs and higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 18.7% of net sales for fiscal 2003 to 30.7% of net sales for fiscal 2004.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $69.3 million in fiscal 2004, an increase of $23.3 million as compared to an expense of $46.0 million for fiscal 2003. For fiscal 2004, we recorded an expense of $22.1 million for stock compensation due to the increase in the market price of our outstanding common stock from $2.62 at May 31, 2003 to $13.80 at May 29, 2004, as compared to an expense of $1.1 million for fiscal 2003. Excluding the $21.0 million increase in stock compensation expense, the fiscal 2004 year increase for selling, general and administrative expense was $2.3 million, or 5.0%. The increase is the net of increases in legal and professional fees, general insurance and franchise fees, offset by a reduction in bad debt expense. The biggest increase, approximately $2.4 million was for legal and professional fees, primarily related to our going private transaction that was terminated in November 2003 and our proposed underwritten public offering of common stock that was withdrawn in April 2004. In fiscal 2003, one of our customers filed for bankruptcy and we increased our bad debt allowance by $1.1 million. Due to the increased sales volume in fiscal 2004, general administrative expenses increased slightly. On a cost per dozen sold basis, excluding the $21.0 million increase in stock compensation expense, selling, general and administrative expense was $0.080 for fiscal 2004 as compared to $0.076 for fiscal 2003. As a percent of net sales, selling, general and administrative expense increased from 11.9% for fiscal 2003 to 12.1% for fiscal 2004.

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

         Capital Resources and Liquidity. Our working capital at May 28, 2005 was $73.6 million compared to $92.9 million at May 29, 2004. Our current ratio was 2.41 at May 28, 2005 as compared with 2.58 at May 29, 2004. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventory balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $35 million line of credit with three banks, $2.6 million of which was utilized as a standby letter of credit at May 28, 2005. Our long-term debt at that date, including current maturities, totaled $83.0 million, as compared to $90.0 million at May 29, 2004.

        For the fiscal year ended May 28, 2005, $9.6 million in net cash was provided by operating activities. This compares to $85.1 million of net cash for fiscal year ended May 29, 2004. In fiscal 2005, $12.0 million was used for purchases of property, plant and equipment, and $879,000 was received from sales of property, plant and equipment. Net cash of $13.9 million was used in investments and payments of $1.3 million were received on notes receivable. Approximately $9.0 million was used for net purchases of common stock for the treasury, and $1.2 million was used for payments of dividends on our common stock. Proceeds from long-term borrowings of $2.5 million were received in additional long-term debt and payments of $9.5 million were made on long-term debt. The net result was a decrease in cash and cash equivalents of approximately $31.3 million.

        For the fiscal year ended May 29, 2004, $85.1 million in net cash was provided by operating activities. In fiscal 2004, $8.7 million was used for purchases of property, plant and equipment, $594,000 was received from sales of property, plant and equipment, and $2.0 million was used for construction projects. Net cash of $19.1 million was used in investments and a decrease in notes receivable. Approximately $8.4 million was received from the exercise of stock options, and $746,000 was used for payments of dividends on our common stock. Long-term borrowings of $5.0 million were received and $20.0 million was received in restructuring and re-pricing certain other long-term debt. Payments of $43.2 million were made on long-term debt. The net result was an increase in cash and cash equivalents of approximately $45.4 million.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, and, effective with fiscal 2005 year end, 45% of cumulative net income); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 28, 2005, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        Under the terms of our Agreement with Hillandale and the Hillandale shareholders, the egg production and marketing operations to be acquired and liabilities to be assumed by us will be transferred to a new Florida limited liability company named Hillandale, LLC. The two Hillandale companies will be the initial members of Hillandale, LLC, for formation purposes. Upon the completion of an evaluation of the assets and liabilities to be acquired and assumed by us, as agreed to by the parties to the Agreement, we will purchase 51% of the Units of Membership in Hillandale, LLC. The remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. The acquisition will be made for cash, from our available funds, and borrowings to the extent necessary. We will acquire our initial 51% interest in Hillandale, LLC, at a presently estimated cost of approximately $30 to $35 million, subject to adjustment upwards or downwards, based upon the valuations agreed upon by the parties to the Agreement. Funding of the Hillandale acquisition is expected to be provided by our cash balances and possible borrowings that may be secured by the assets acquired.

        We project capital expenditures of an aggregate of approximately $10.3 million during fiscal 2006.

        We currently have a $2.2 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $2.1 million deferred tax liability would not impact our consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet. See Note 9 of Notes to Consolidated Financial Statements.

        We believe that our existing cash and investments, as well as our unused lines of credit, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

        Off-Balance Sheet Arrangements

        We have no existing off-balance sheet arrangements as defined under SEC regulations.

        Contractual Obligations

        The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 6, and on lease obligations in Note 5, of Notes to Consolidated Financial Statements. The table does not reflect the obligations incurred by us for the Hillandale acquisition, the exact amounts of which are to be determined under the terms of the Agreement. At the closing of the Hillandale transaction, we will purchase 51% of the Units of Membership in Hillandale, LLC at a presently estimated cost of approximately $30 to $35 million, subject to adjustment upwards or downwards, based on valuations agreed to by the parties to the Agreement. We will incur costs, which cannot now be estimated, for our purchase of the remaining 49% of the Units of Membership over the four-year period following the closing.

	Total	2006	2007	2008	2009	2010	Over 5 years
Long-term debt	$82,993	$10,149	$10,339	$10,543	$17,088	$5,737	$29,137
Operating leases	$25,410	$8,373	$7,982	$5,999	$2,523	$533	$0

Total	$108,403	$18,522	$18,321	$16,542	$19,611	$6,270	$29,137

        Impact of Recently Issued Accounting Standards.

        In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) required companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company expects to adopt SFAS No. 123(R) in the first quarter of fiscal 2007. FAS No. 123(R) permits public companies to adopt its requirement using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the proforma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use, and we cannot currently estimate the future effects of adopting this new guidance.

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

         Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $8.5 million at May 28, 2005. The combined total assets and total liabilities of these companies were approximately $30 million and $14 million, respectively, at May 28, 2005. We are a guarantor of approximately $6.0 million of long-term debt of one of the affiliates.

         Goodwill. At May 28, 2005, our goodwill balance represented 1.2% of total assets and 2.6% of stockholders’ equity. Goodwill relates to the fiscal 1999 acquisition of Hudson Brothers, Inc. We adopted, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. We have only one operating segment, which is our sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

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

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $3.3 million at May 28, 2005. We are a party to no other market risk sensitive instruments requiring disclosure.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Management’s Report on Internal Control Over Financial Reporting

        The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308 of the Securities and Exchange Commission’s Regulation S-K, the report of management on our internal control over financial reporting.

        1.        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, together with other financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        2.        Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 28, 2005. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework”published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

        3.        We maintain documentation providing reasonable support for management’s assessment of the effectiveness of our internal control over financial reporting. Management’s documentation includes:

•	The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;

•	Information about how significant transactions are initiated, authorized, recorded, processed and reported;

•	Sufficient information about the flow of transactions to identify the points at which material misstatements due to error or fraud could occur;

•	Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;

•	Controls over the period-end financial reporting process;

•	Controls over safeguarding of assets; and

•	The results of management's testing and evaluation.

        4.        Management has determined that our internal control over financial reporting as of May 28, 2005, is effective and that there is no material weakness in our internal control over financial reporting as of that date. In that connection, a “material weakness,” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

        5.        The attestation report of Ernst & Young LLP on management’s assessment of our internal control over financial reporting, which includes that firm’s opinion on management’s assessment of the effectiveness of internal control over financial reporting and opinion on the effectiveness of internal control over financial reporting, is set forth below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cal-Maine Foods, Inc. maintained effective internal control over financial reporting as of May 28, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal-Maine Foods, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cal-Maine Foods, Inc. maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cal-Maine Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal-Maine Foods, Inc. as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended May 28, 2005, May 29, 2004, and May 31, 2003, and our report dated August 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 5, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended May 28, 2005, May 29, 2004, and May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. at May 28, 2005 and May 29, 2004, and the consolidated results of its operations and its cash flows for each of the years ended May 28, 2005, May 29, 2004, and May 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cal-Maine Foods Inc.‘s internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 5, 2005

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 28 2005	May 29 2004
Assets
Current assets:
Cash and cash equivalents	$20,221	$51,515
Investments	35,384	21,466
Receivables:
Trade receivables, less allowance for doubtful
accounts of $92 in 2005 and $90 in 2004	16,044	21,943
Other	695	417

	16,739	22,360
Recoverable federal and state income taxes	6,676	5,007
Inventories	45,628	49,896
Prepaid expenses and other current assets	1,308	1,695

Total current assets	125,956	151,939
Other assets:
Notes receivable and investments	11,681	12,455
Goodwill	3,147	3,147
Other	1,362	1,960

	16,190	17,562
Property, plant and equipment, less accumulated
depreciation	127,388	132,058

Total assets	$269,534	$301,559

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$20,034	$21,507
Accrued wages and benefits	5,740	6,700
Accrued expenses and other liabilities	7,346	11,156
Current maturities of long-term debt	10,149	9,597
Deferred income taxes	9,100	10,030

Total current liabilities	52,369	58,990
Long-term debt, less current maturities	72,845	80,434
Other noncurrent liabilities	2,175	1,900
Deferred income taxes	20,290	20,070

Total liabilities	147,679	161,394
Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2005 and 2004
Issued and outstanding shares - 35,130 in 2005 and 2004	351	351
Class A common stock, $.01 par value
Authorized shares - 2,400 in 2005 and 2004
Issued and outstanding shares - 2,400 in 2005 and 2004	24	24
Paid-in capital	28,621	26,308
Retained earnings	114,366	125,908
Common stock in treasury (14,043 shares in 2005 and 13,307
shares in 2004)	(21,507)	(12,426)

Total stockholders' equity	121,855	140,165

Total liabilities and stockholders' equity	$269,534	$301,559

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended
	May 28 2005	May 29 2004	May 31 2003
Net sales	$375,266	$572,331	$387,462
Cost of sales	339,833	396,704	315,169

Gross profit	35,433	175,627	72,293
Selling, general and administrative	47,758	69,305	46,029

Operating income (loss)	(12,325)	106,322	26,264
Other income (expense):
Interest expense	(5,906)	(7,618)	(8,272)
Interest income	1,684	1,091	176
Equity in income (loss) of affiliates	(88)	5,923	442
Other, net	1,227	524	527

	(3,083)	(80)	(7,127)

Income (loss) before income taxes	(15,408)	106,242	19,137
Income tax expense (benefit)	(5,050)	39,800	6,925

Net income (loss)	$(10,358)	$66,442	$12,212

Net income (loss) per share:
Basic	$(.43)	$2.78	$.52

Diluted	$(.43)	$2.73	$.51

Weighted average shares outstanding:
Basic	23,834	23,874	23,528

Diluted	23,834	24,342	23,724

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock
	Shares	Amount	Class A Shares	Class A Amount	Treasury Shares	Treasury Amount	Paid-in Capital	Retained Earnings	Total
Balance at June 1, 2002	17,565	$176	1,200	$12	7,001	$(13,099)	$18,784	$48,587	$54,460
Cash dividends paid
($.05 per common share)	--	--	--	--	--	--	--	(587)	(587)
Net income for fiscal 2003	--	--	--	--	--	--	--	12,212	12,212

Balance at May 31, 2003	17,565	176	1,200	12	7,001	(13,099)	18,784	60,212	66,085
Two-for-one stock split
effected in the form of a
stock dividend	17,565	175	1,200	12	7,001	--	(187)	--	--
Cash dividends paid ($.05
per common share)	--	--	--	--	--	--	--	(746)	(746)
Issuance of common stock
from treasury	--	--	--	--	(695)	673	7,711	--	8,384
Net income for fiscal 2004	--	--	--	--	--	--	--	66,442	66,442

Balance at May 29, 2004	35,130	351	2,400	24	13,307	(12,426)	26,308	125,908	140,165
Purchase of treasury stock	--	--	--	--	943	(9,344)	--	--	(9,344)
Cash dividends paid ($.05
per common share)	--	--	--	--	--	--	--	(1,184)	(1,184)
Issuance of common
stock from treasury	--	--	--	--	(207)	263	2,313	--	2,576
Net loss for fiscal 2005	--	--	--	--	--	--	--	(10,358)	(10,358)

Balance at May 28, 2005	35,130	$351	2,400	$24	14,043	$(21,507)	$28,621	$114,366	$121,855

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 28 2005	May 29 2004	May 31 2003
Cash flows from operating activities
Net income (loss)	$(10,358)	$66,442	$12,212
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	16,441	16,842	16,624
Deferred income taxes	(710)	3,550	7,035
Equity in (income) loss of affiliates	88	(5,924)	(442)
Gain on disposal of property, plant and
equipment	(599)	(307)	(327)
Change in operating assets and liabilities:
Receivables and other assets	4,835	(1,459)	(3,670)
Inventories	3,624	(756)	(4,897)
Accounts payable, accrued expenses
and other liabilities	(3,707)	6,750	4,196

Net cash provided by operating activities	9,614	85,138	30,731
Cash flows from investing activities
Purchases of investments	(89,499)	(32,491)	--
Sales of investments	75,581	11,025	--
Payments received on notes receivable and
from investments	2,170	2,405	420
Purchases of property, plant and equipment	(11,977)	(10,673)	(12,546)
Increase in notes receivable and investments	(811)	--	(215)
Net proceeds from disposal of property,
plant and equipment	879	594	529

Net cash used in investing activities	(23,657)	(29,140)	(11,812)
Cash flows from financing activities
Net payments on note payable to bank	--	--	(7,000)
Long-term borrowings	2,500	25,000	--
Principal payments on long-term debt	(9,537)	(43,213)	(10,118)
Proceeds from issuance of common stock from
treasury	314	8,384	--
Purchases of common stock for treasury	(9,344)	--	--
Payments of dividends	(1,184)	(746)	(587)

Net cash used in financing activities	(17,251)	(10,575)	(17,705)

Increase in cash and cash equivalents	(31,294)	45,423	1,214
Cash and cash equivalents at beginning of year	51,515	6,092	4,878

Cash and cash equivalents at end of year	$20,221	$51,515	$6,092

Non-cash investing activity - note receivable for
sale of livestock	$644	$1,865	$--

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 28, 2005

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

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. One customer accounted for 30.9%, 26.8% and 21.3% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively. Another customer accounted for 12.1%, 11.9% and 12.8% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Investments include primarily pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. We have designated these investments as available-for-sale securities and have accounted for them in accordance with the standards of Statement of Financial Accounting Standards SFAS No.115, “Accounting For Certain Investments: Debt and Equity Securities.” Due to the nature of the investments, the cost at May 28, 2005 and May 29, 2004 approximates fair value; therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders’ equity.

Trade Receivables

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $16,044 at May 28, 2005 and $21,943 at May 29, 2004. Trade receivables are presented net of allowance for doubtful accounts of $92 at May 28, 2005 and $90 at May 29, 2004.

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

Impairment of Long-Lived Assets

The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. When triggering events or circumstances indicate a fixed asset may be impaired, we perform an impairment analysis in accordance with SFAS No. 144, “Accounting for the Impairment Disposal of Long-Lived Assets.”

Intangible Assets

Included in other assets are loan acquisition costs which are amortized over the life of the related loan and franchise fees which are amortized over ten years.

Goodwill

Goodwill represents the excess of cost of a business acquisition over the fair value of the net identifiable assets acquired. Goodwill is reviewed for impairment annually or more frequently if impairment indications arise.

Revenue Recognition and Delivery Costs

Revenue is recognized when product is delivered and title has passed to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $18,311, $18,172, and $18,234 in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising costs were $821 in fiscal 2005, $564 in fiscal 2004, and $471 in fiscal 2003.

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

	Fiscal year ended
	May 28 2005	May 29 2004	May 31 2003
Net income (loss)	$(10,358)	$66,442	$12,212
Add: Stock-based employee compensation
expense income included in reported
net income (loss)	(798)	14,316	716
Deduct: Total stock-based employee
compensation (expense) income determined
under fair value based method for all awards	400	(6,905)	(422)

Pro forma net income (loss)	$(10,756)	$73,853	$12,506

Net income (loss) per share:
Basic-- as reported	$(.43)	$2.78	$.52

Basic-- pro forma	$(.45)	$3.09	$.53

Diluted-- as reported	$(.43)	$2.73	$.52

Diluted-- pro forma	$(.45)	$3.03	$.53

The fair value of our stock options were estimated as of the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for the prior year grants: risk-free interest rate of 3%; a dividend yield of 1%; expected volatility of 39.2%; and a weighted average expected life of the options of 5 years.

Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings (loss) per share include any dilutive effects of options and warrants.

Stock Split

On April 14, 2004, the Shareholders of the Company approved amendments to the Certificate of Incorporation to facilitate a two-for-one stock split approved by the Board of Directors on January 26, 2004. The split was effected in the form of a stock dividend paid on April 23, 2004 to stockholders of record on April 14, 2004. All share and per share data in this report has been adjusted to reflect this stock split.

Reclassifications

Certain reclassifications were made to the fiscal 2004 and 2003 financial statements to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) required companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company expects to adopt SFAS No. 123(R) in the first quarter of fiscal 2007. FAS No. 123(R) permits public companies to adopt its requirement using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the proforma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use, and we cannot currently estimate the future effects of adopting this new guidance.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 28, 2005, May 29, 2004 and May 31, 2003, for the most recent three fiscal years.

2. Investment in Affiliates

The Company owns 50% of Cumberland Milling JV, Specialty Eggs LLC and Delta Egg Farm, LLC (“Delta Egg”) and 44% of American Egg Products, Inc. at May 28, 2005. Investment in affiliates, recorded using the equity method of accounting, totaled $8,502 and $9,948 at May 28, 2005 and at May 29, 2004, respectively. Equity in income or (loss) of ($88), $5,923 and $442 from these entities have been included in the consolidated statements of operations for fiscal 2005, 2004 and 2003, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $12 million at May 28, 2005. Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

3. Inventories

Inventories consisted of the following:

	May 28 2005	May 29 2004
Flocks	$31,088	$34,011
Eggs	2,477	2,831
Feed and supplies	12,063	12,781
Livestock	--	273

	$45,628	$49,896

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 28 2005	May 29 2004
Land and improvements	$35,416	$35,386
Buildings and improvements	105,519	102,595
Machinery and equipment	137,401	135,355
Construction-in-progress	2,990	2,286

	281,326	275,622
Less accumulated depreciation	153,938	143,564

	$127,388	$132,058

Depreciation expense was $16,367, $16,520 and $16,370 in fiscal 2005, 2004 and 2003, respectively.

5. Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 28, 2005 are as follows:

2006	$8,373
2007	7,982
2008	5,999
2009	2,523
2010	533

Total minimum lease payments	$25,410

Substantially all of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $8,109, $9,193 and $9,457 in fiscal 2005, 2004 and 2003, respectively. Included in rent expense are vehicle rents totaling $1,318, $1,766 and $2,336 in fiscal 2005, 2004 and 2003, respectively.

6. Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

	May 28 2005	May 29 2004
Note payable at 6.7%; due in monthly installments
of $100, plus interest, maturing in 2009	$10,900	$12,000
Note payable at 8.26%; due in monthly installments
of $155, including interest, maturing in 2015	15,138	15,724
Series A Senior Secured Notes at 6.87%; due in
annual principal installments of $1,917 beginning in
December 2002 through 2008 with interest due
semi-annually	5,750	7,667
Series B Senior Secured Notes at 7.18%; due in
annual principal installments of $2,143 beginning in
December 2003 through 2009 with interest due
semi-annually	10,714	12,857
Industrial revenue bonds at 6.10%; due in
monthly installments of $146, including interest,
maturing in 2011	8,561	9,829
Note payable at 7.5%; due in monthly installments
of $36, including interest, maturing in 2011	2,106	2,369
Note payable at 7.06%; due in monthly installments
of $53, including interest, maturing in 2015	5,467	5,705

	May 28 2005	May 29 2004
Note payable at 6.87%; due in monthly installments
of $45, including interest, maturing in 2015	$4,663	$4,870
Note payable at 6.80%; due in monthly installments
of $165, plus interest, maturing in 2013	17,195	19,010
Note payable at 5.8%; due in annual principal
installments of $250 beginning in April 2006 through
2015 with interest due quarterly	2,500	--

	82,994	90,031
Less current maturities	10,149	9,597

	$72,845	$80,434

The aggregate annual fiscal year maturities of long-term debt at May 28, 2005 are as follows:

2006	$10,149
2007	10,339
2008	10,543
2009	17,088
2010	5,737
Thereafter	29,138

$82,994

The Company has a $35,000 line of credit with three banks. The line of credit, which expires on December 31, 2006, is limited in availability based upon accounts receivable and inventories. The Company had $32.4 million available to borrow under the line of credit at May 28, 2005. Borrowings under the line of credit bear interest at 3% above the federal funds rate. Facilities fees of 0.5% per annum are payable quarterly on the unused portion of the line.

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

Interest of $5,860, $7,386 and $8,435 was paid during fiscal 2005, 2004 and 2003, respectively. Interest of $72 and $419 was capitalized for construction of certain facilities during fiscal 2005 and 2003, respectively. No interest was capitalized during fiscal 2004.

7. Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $150 for each occurrence. The Company’s expense, including accruals for incurred but not reported claims, were approximately $7,065, $5,911 and $6,258 in fiscal 2005, 2004 and 2003, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants’ compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company’s common stock. Company contributions to the ESOP vest immediately. The Company’s contributions to the plan were $1,643, $1,755 and $2,056 in fiscal 2005, 2004 and 2003, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Deferred compensation expense totaled approximately $72 in fiscal 2005, $80 in fiscal 2004 and $50 in fiscal 2003.

8. Stock Option Plan

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003: risk-free interest rate of 3%; dividend yield of 1%; volatility factor of the expected market price of the Company’s common stock of 39.2%, and a weighted-average expected life of the options of 5 years. No options were granted by the Company during fiscal 2005 and 2004. The weighted-average fair value of options granted during fiscal 2003 was $0.72.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at June 1, 2002	962,000	$1.55
Granted	142,000	2.03
Exercised	(16,800)	1.69

Outstanding at May31, 2003	1,087,200	1.63
Exercised	(748,400)	1.56
Forfeited	(8,000)	1.80

Outstanding at May 29, 2004	330,800	1.70
Exercised	(202,000)	1.54

Outstanding at May 28, 2005	128,800	1.91

The Company has reserved 1,600,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At May 28, 2005, no shares were available for grant under the 1993 plan.

The Company has reserved 1,000,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right (“TSAR”). The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company’s common stock and the option exercise price. Compensation expense (benefit) of $(1,277), $23,225 and $1,119 applicable to this plan was recognized in fiscal 2005, 2004 and 2003, respectively.

The weighted average remaining contractual life of the options outstanding was 5 years at May 28, 2005, 6 years at May 29, 2004, and 7 years at May 31, 2003. Of the total options outstanding, 39,600, 25,000 and 551,200 were exercisable at May 28, 2005, May 29, 2004, and May 31, 2003, respectively.

9. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 28 2005	May 29 2004	May 31 2003
Current:
Federal	$(3,899)	$33,500	$(81)
State	(387)	2,750	(29)

	(4,286)	36,250	(110)
Deferred:
Federal	(672)	2,950	6,579
State	(92)	600	456

	(764)	3,550	7,035

	$(5,050)	$39,800	$6,925

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 28 2005	May 29 2004
Deferred tax liabilities:
Property, plant and equipment	$16,329	$15,420
Cash basis temporary differences	2,070	2,230
Inventories	11,830	12,818
Investment in affiliates	2,126	2,604
Other	984	1,153

Total deferred tax liabilities	33,339	34,225
Deferred tax assets:
Accrued expenses	3,523	3,862
Other	426	263

Total deferred tax assets	3,949	4,125

Net deferred tax liabilities	$29,390	$30,100

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 28 2005	May 29 2004	May 31 2003
Statutory federal income tax (benefit)	$(5,393)	$37,185	$6,507
State income taxes (benefit), net	(311)	2,178	301
Other, net	654	437	117

	$(5,050)	$39,800	$6,925

Federal and state income taxes of $391, $41,868, and $1,610 were paid in fiscal 2005, 2004 and 2003, respectively. Federal and state income taxes of $3,062, $6,875 and $1,377 were refunded in fiscal 2005, 2004 and 2003, respectively.

10. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $87,300. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar arrangements.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $3,300 at May 28, 2005. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position or operations.

In fiscal 2003, the Company recognized $9,466 in vendor settlements pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlements are reflected in the accompanying consolidated financial statements as a reduction of cost of sales.

11. Subsequent Event

The Company has entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005 (the “Agreement”), with Hillandale Farms of Florida, Inc. and Hillandale Farms, Inc. (collectively, “Hillandale” herein) and the shareholders of Hillandale, whereby the Company will acquire most of the egg production and marketing operations of Hillandale. The parties to the Agreement will form a new limited liability company, Hillandale, LLC, to which the assets, liabilities and operations of Hillandale to be acquired will be transferred. The two Hillandale companies will be the initial members of Hillandale, LLC for formational purposes. At the closing of the acquisition, the Company will purchase 51% of the Units of Membership of Hillandale, LLC from Hillandale at a presently estimated cost of approximately $30,000 to $35,000, subject to adjustment upwards or downwards, based upon valuations agreed upon by the parties to the Agreement. The remaining 49% of the Units of Membership of Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. The acquisition will be made for cash, from the Company’s available funds, and borrowings to the extent necessary. When completed, the acquisition is expected to increase the Company’s current egg production capacity by approximately 30%.

12. Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$102,017	$90,730	$101,042	$81,477
Gross profit	10,681	4,986	17,115	2,651
Net income (loss)	(887)	(5,342)	2,421	(6,550)
Net income (loss) per share:
Basic	$(.04)	$(.23)	$.10	$(.28)
Diluted	$(.04)	$(.23)	$.10	$(.28)

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$114,376	$149,948	$165,655	$142,352
Gross profit	26,675	50,778	57,784	40,389
Net income	7,771	17,605	23,872	17,194
Net income per share:
Basic	$.33	$.745	$.99	$.71
Diluted	$.325	$.725	$.98	$.70

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years ended May 28, 2005, May 29, 2004, and May 31, 2003
(in thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expense	Write-off of Accounts	Balance at End of Period
Year ended May 28, 2005:
Allowance for doubtful accounts	$90	$253	$251	$92

Year ended May 29, 2004:
Allowance for doubtful accounts	$1,158	$279	$1,347	$90

Year ended May 31, 2003:
Allowance for doubtful accounts	$175	$1,279	$296	$1,158

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 28, 2005.

Internal Control Over Financial Reporting

(a)	Management's Report on Internal Control Over Financial Reporting

In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission’s Regulation S-K, the report of management on our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(b)	Attestation Report of the Registrant's Public Accounting Firm

The attestation report of Ernst & Young LLP on management’s assessment of our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(c)	Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of May 28, 2005, of our internal control over financial reporting. Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 28, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – May 28, 2005 and May 29, 2004.

Consolidated Statements of Operations — Years Ended May 28, 2005, May 29, 2004 and May 31, 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003.

Consolidated Statements of Cash Flows for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, by and among Hillandale Farms of Florida, Inc., Hillandale Farms, Inc., Cal-Maine Foods, Inc. and Jack E. Hazen, Jack E. Hazen, Jr., Homer E. Honeycutt, Jr., Orland R. Bethel and Dorman W. Mizell. **********

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant.*********

3.2	By-Laws of the Registrant, as amended.*

4.1	See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant's common stock.

10.1	Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland," New York Branch, and Amended and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto (without exhibits).*

10.1(a)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3, 1997 (without exhibits). **

10.1(b)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 31, 2004 (without exhibits).*********

10.1(c)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of April 14, 2004 (without exhibits).*********

10.1(d)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of August 6, 2004 (without exhibits).

10.1(e)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 15, 2005 (without exhibits).

10.2	Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.3	Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits).*

10.4	Employee Stock Ownership Plan, as Amended and Restated.* +

10.5	1993 Stock Option Plan, as Amended.* +

10.6	Wage Continuation Plan, dated as of January1, 1986, among R.K. Looper, B.J. Raines, and the Registrant.* +

10.6(a)	Amendment dated October 29, 1997 to Wage Continuation Plan, dated as of January 1, 1986, between B.J. Raines and the Registrant. ****+

10.7	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994.* +

10.8	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant.* +

10.9	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr.*

10.10	Note Purchase Agreement, dated December 18, 1997, among Cal-Maine Foods, Inc., Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) ***

10.11	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott, and the Registrant *****+

10.12	Secured note purchase agreement dated September 28, 1999 among Cal-Maine Foods, Inc., Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) ******

10.13	1999 Stock Option Plan ********+

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+	Management contract or compensatory plan.

*	Incorporated by reference to the same exhibit number in Registrant's Form S-1 Registration Statement No. 333-14809.

**	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

***	Incorporated by reference to the same exhibit number in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

****	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 30, 1998.

*****	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

******	Incorporated by reference to the same exhibit number in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

*******	Incorporated by reference to the same exhibit number in Registrant’s Form 8-K, dated September 30, 1999.

********	Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

*********	Incorporated by reference to the same exhibit number in Registrant’s Form 10-K for fiscal year ended May 29, 2004.

**********	Incorporated by reference to the same exhibit number in Registrant’s Form 8-K, dated July 28, 2005.

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 45. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 10th day of August, 2005.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
      Fred R. Adams, Jr.
      Chairman of the Board and
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Fred R. Adams, Jr	Chairman of the Board and	August 10, 2005
Fred R. Adams, Jr	Chief Executive Officer
(Principal Executive Officer)
/s/ Richard K. Looper	Vice Chairman of the Board	August 10, 2005
Richard K. Looper	and Director
/s/ Adolphus B. Baker	President and Director	August 10, 2005
Adolphus B. Baker
/s/ Bobby J. Raines	Vice President, Treasurer	August 10, 2005
Bobby J. Raines	and Director
/s/ Timothy A. Dawson	Vice President, Chief Financial	August 10, 2005
Timothy A. Dawson	Officer (Principal Financial Officer)
/s/ Charles F. Collins	Vice President, Controller	August 10, 2005
Charles F. Collins	(Principal Accounting Officer)
/s/ Letitia C. Hughes	Director	August 10, 2005
Letitia C. Hughes
/s/ R. Faser Triplett	Director	August 10, 2005
R. Faser Triplett
/s/ James E. Poole	Director	August 10, 2005
James E. Poole

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 28, 2005
EXHIBIT INDEX

Exhibit Number	Exhibit

10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (without exhibits).
10.1(e)	Amendment to Term Loan Agreement dated as of March 15, 2005 (without exhibits).
21	Subsidiaries of Cal-Maine Foods, Inc
23	Consent of Independent Auditors
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Written Statement of The Chief Executive Officer and Chief Financial Officer