Form 10-Q
period 2005-08-27
CAL MAINE FOODS INC
filed 2005-10-06
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 27, 2005

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

Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    X   No

        Number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of October 3, 2005.

Common Stock, $0.01 par value	21,094,891 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page Number
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -
	August 27, 2005 and May 28, 2005	3
	Condensed Consolidated Statements of Operations -
	Thirteen Weeks Ended August 27, 2005 and
	August 28, 2004	4
	Condensed Consolidated Statements of Cash Flow -
	Thirteen Weeks Ended August 27, 2005 and
	August 28, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	12
Item 4.	Controls and Procedures	12
Part II.	Other Information
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 5.	Other Informtion	14
Item 6.	Exhibits	14
Signatures		15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 27, 2005	May 28, 2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,186	$20,221
Investments	20,995	35,384
Trade and other receivables	18,528	16,739
Recoverable federal and state income taxes	10,270	6,676
Inventories	43,766	45,628
Prepaid expenses and other current assets	1,117	1,308

Total current assets	119,862	125,956
Notes receivable and investments	9,544	11,681
Goodwill	3,147	3,147
Other assets	1,393	1,362
Property, plant and equipment	277,165	281,326
Less accumulated depreciation	(153,210)	(153,938)

	123,955	127,388

TOTAL ASSETS	$257,901	$269,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,593	$33,120
Current maturities of long-term debt	10,195	10,149
Deferred income taxes	9,240	9,100

Total current liabilities	51,028	52,369
Long-term debt, less current maturities	71,091	72,845
Other non-current liabilities	1,971	2,175
Deferred income taxes	20,310	20,290

Total liabilities	144,400	147,679
Stockholders' equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at August 27, 2005 and
May 28, 2005	351	351
Class A common stock $0.01 par value, authorized, issued and
outstanding 2,400 shares at August 27,2005 and May 28,2005	24	24
Paid-in capital	28,655	28,621
Retained earnings	105,966	114,366
Common stock in treasury-14,035 shares at August 27, 2005
and 14,043 at May 28, 2005	(21,495)	(21,507)

Total stockholders' equity	113,501	121,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,901	$269,534

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 27, 2005	August 28, 2004
Net sales	$79,756	$102,017
Cost of sales	78,796	91,336

Gross profit	960	10,681
Selling, general and administrative	10,917	11,662

Operating loss	(9,957)	(981)
Other income (expense):
Interest expense, net	(1,695)	(1,127)
Other	(449)	711

	(2,144)	(416)

Loss before income taxes	(12,101)	(1,397)
Income tax benefit	(3,993)	(510)

Net loss	$(8,108)	$(887)

Net loss per common share:
Basic	$(.35)	$(.04)

Diluted	$(.35)	$(.04)

Dividends per common share	$.0125	$.0125

Weighted average shares outstanding:
Basic	23,490	24,166

Diluted	23,490	24,166

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 27, 2005	August 28, 2004
Cash provided by (used in) operations	$(8,227)	$234
Investing activities:
Net decrease in investments	14,389	12,574
Purchases of property, plant and equipment	(1,649)	(3,524)
Payments received on notes receivable and from investments	1,418	701
Increase in notes receivable and investments	(552)	--
Net proceeds from disposal of property, plant and equipment	1,540	186

Net cash provided by investing activities	15,146	9,937
Financing activities:
Purchases of common stock for treasury	--	(4,520)
Proceeds from issuance of common stock from treasury	46	168
Principal payments on long-term debt	(1,708)	(1,399)
Payments of dividends	(292)	(301)

Net cash used in financing activities	(1,954)	(6,052)

Net change in cash and cash equivalents	4,965	4,119
Cash and cash equivalents at beginning of period	20,221	36,629

Cash and cash equivalents at end of period	$25,186	$40,748

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
August 27, 2005
(unaudited)

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended August 27, 2005 are not necessarily indicative of the results that may be expected for the year ending June 3, 2006.

        The balance sheet at May 28, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.‘s annual report on Form 10-K for the fiscal year ended May 28, 2005.

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

        Under the terms of the Agreement, we will acquire a majority interest in a new Florida limited liability company, named Hillandale, LLC, into which the two Hillandale companies will transfer substantially all their operational assets and liabilities. The two Hillandale companies will be the initial members of Hillandale, LLC, for formation purposes. Upon the completion of an evaluation of the assets and liabilities to be transferred to Hillandale, LLC, as agreed to by the parties to the Agreement, we will purchase 51% of the Units of Membership in Hillandale, LLC. The remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. The acquisition will be made for cash, from our available funds, and borrowings to the extent necessary. We will acquire our initial 51% interest in Hillandale, LLC, at a presently estimated cost of approximately $26 to $29 million, subject to adjustment upwards or downwards, based upon the valuations agreed upon by the parties to the Agreement.

        We gained effective control of the Hillandale, LLC operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC will be consolidated with our operations beginning July 29, 2005. Because all of the information to close the accounting records of Hillandale, LLC is not yet available, we will include the financial statements of Hillandale, LLC in our consolidated financial statements beginning in the second fiscal quarter of 2006. We believe the operating results of Hillandale, LLC for the period from July 28, 2005 through August 27, 2005 are not significant to our operations and financial position for the first quarter of fiscal 2006.

        During 2004, Hillandale sold approximately 129.3 million dozen eggs produced by its flock of approximately 5.5 million layers at eight production facilities located in Florida and Alabama, including approximately 3.9 million dozen produced under contract arrangements with others. Like us, Hillandale is a fully integrated producer with its own feed mills, hatchery, production, processing and distribution facilities.

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

	13 Weeks Ended
	Aug. 27, 2005	Aug. 28, 2004
Net loss	$(8,108)	$(887)
Add: Stock-based employee
compensation expense included in
reported net loss	20	(861)
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	(7)	411

Pro forma net loss	$(8,095)	$(1,337)

Loss per share:
Basic-as reported	$(0.35)	$(0.04)

Basic-pro forma	$(0.35)	$(0.06)

Diluted-as reported	$(0.35)	$(0.04)

Diluted-pro forma	$(0.35)	$(0.06)

Weighted average shares outstanding:
Basic	23,490	24,166
Diluted	23,490	24,166

New Stock Option Plan and New Stock Appreciation Rights Plan

On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the “Plan”) and reserved 500,000 shares for issuance upon exercise of options granted under the Plan. Options issued pursuant to the Plan may be granted to any employee or non-employee member of the Board of Directors. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, we issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The Plan is subject to ratification by our shareholders and is on the agenda for consideration at our annual meeting of shareholders to be held on October 13, 2005.

On July 28, 2005, our Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the “Rights Plan”). The Rights Plan covers 1,000,000 shares of our common stock of the Company. Stock Appreciation Rights (“SAR”) may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive shares of our common stock equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, we issued 592,500 SARs with a strike price of $5.93 and, on August 26, 2005, we issued 22,500 SARs with a strike price of $6.71. The Rights Plan is subject to ratification by our shareholders and also is on the agenda for consideration at our annual meeting of shareholders on October 13, 2005.

2.	Inventories

        Inventories consisted of the following:

	August 27, 2005	May 28, 2005
Flocks	$30,985	$31,088
Eggs	2,104	2,477
Feed and supplies	10,677	12,063

	$43,766	$45,628

3.	Stockholders’Equity

        On August 3, 2004, our Board of Directors approved the repurchase of up to 2,000,000 shares of our common stock by July 31, 2005. The repurchase program, in which approximately 942,000 shares were repurchased, expired on July 31, 2005. We do not have any other stock repurchase programs. No shares were repurchased in the quarter ended August 27, 2005.

4.	Legal Proceedings

        We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for description of certain pending legal proceedings.

5.	Net Loss per Common Share

        Basic loss per share is based on the weighted average common shares outstanding. Diluted loss per share includes any dilutive effects of options and warrants. Options and warrants representing 121,400 shares were excluded from the calculation of diluted earnings per share for the thirteen week period ended August 27, 2005 because of the net loss for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,”“hopes,” “may,” “should,” “plan,”“projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2005, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Although several of our production facilities are located in areas affected by the recent hurricanes Katrina and Rita, there has been no material adverse effect to our operations or properties at these facilities.

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

	Percentage of Net Sales
	13 Weeks Ended
	August 27, 2005		August 28, 2004
Net sales	100.0%		100.0%
Cost of sales	98.8		89.5

Gross profit	1.2		10.5
Selling, general & administrative	13.7		11.5

Operating loss	(12.5)		(1.0)
Other expense	(2.7)		(.4)

Loss before taxes	(15.2)		(1.4)
Income tax benefit	(5.0)		(.5)

Net loss	(10.2	) %	(0.9	) %

NET SALES

        Approximately 95% of our net sales consist of shell egg sales with the 5% balance consisting of incidental feed sales to outside egg producers. Net sales for the first quarter of fiscal 2006 were $79.8 million, a decrease of $22.2 million, or 21.8%, as compared to net sales of $102.0 million for the first quarter of fiscal 2005. Total eggs sold and egg selling prices decreased in the current fiscal 2006 quarter as compared to the same fiscal 2005 quarter. Dozens sold for the 2006 current quarter were 135.5 million dozen, a decrease of 10.1 million dozen, or 6.9%, as compared to the first quarter of fiscal 2005. Our net average selling price per dozen for the fiscal 2006 first quarter was $.555, compared to $.674 for the first quarter of fiscal 2005, a decrease of 17.7%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. During fiscal 2004, consumer demand increased and egg producers increased egg supply to meet the demand. Early in fiscal 2005, consumer demand decreased to normal levels, but egg supply continued at the higher levels, resulting in a drop in egg selling prices through the remainder of fiscal 2005 and continuing through the first quarter of fiscal 2006. There has been a reduction in the nation’s laying flock numbers, which currently has created a more favorable balance of egg supply and demand.

COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2006 was $78.8 million, a decrease of $12.5 million, or 13.71%, as compared to the cost of sales of $91.3 million for the first quarter of fiscal 2005. The decrease is due to decreases in dozen sold, cost of feed, and in cost of purchases from outside egg producers. The decrease in dozens sold resulted from reduced production in Company operations and reduced eggs purchases from outside producers. Due to the decrease in egg selling prices, the cost of outside purchases decreased. Feed cost per dozen for the fiscal 2006 first quarter was $.219, compared to $.270 per dozen for the comparable fiscal 2005 first quarter, a decrease of 18.9%. On a cost per dozen sold basis, excluding the feed cost decrease, cost of sales was approximately the same for the current and last year first fiscal quarters. The decrease in egg selling prices exceeded the decrease in cost of sales and resulted in a decrease in gross profit from 10.5% of net sales for the quarter ended August 28, 2004 to 1.2% of net sales for the current quarter ended August 27, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2006 was $10.9 million, a decrease of $745,000, or 6.4%, as compared to the expense of $11.7 million for the comparable period last fiscal year. Most of the decrease is due to a decrease in salaries and related benefits expense and salary incentive program expenses. Costs were also decreased in legal expenses due to the settlement of certain litigation in last fiscal year and in general business insurance premiums for the current fiscal year. On a cost per dozen sold basis, selling, general and administrative expense remained approximately the same range, from $.080 per dozen for the first quarter of fiscal 2005 to $.081 per dozen for the current fiscal 2006 quarter. Although expenses decreased, the net sales decrease for the current 2006 quarter resulted in selling, general and administrative expense increasing from 11.5% of net sales for the 2005 fiscal quarter to 13.7% for fiscal 2006.

OPERATING LOSS

        As a result of the above, operating loss was $9.9 million for the first quarter of fiscal 2006, as compared to operating loss of $981,000 for fiscal 2005 first quarter. As a percent of net sales, the first fiscal 2006 quarter had operating loss of 12.5% of net sales, compared to an operating loss of 1.0% for the first quarter of fiscal 2005.

OTHER INCOME (EXPENSE)

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates. Other expense for the first quarter ended August 27, 2005 was $2.1 million, an increase of $1.7 million, as compared to $416,000 for the quarter ended August 28, 2004. Although debt balances were lower for the first fiscal 2006 quarter as compared to the fiscal 2005 quarter, net interest expense increased $568,000, due to lower interest income received from reduced cash investment balances. Other expense was $449,000 for the 2006 first quarter as compared to other income of $711,000 for fiscal 2005 first quarter. All of the other expense increase, $1.2 million, was due to equity in losses of affiliates. As a percent of net sales, other expense increased from 0.4% for fiscal 2005 first quarter to 2.7% for fiscal 2006 first quarter.

INCOME TAXES

        As a result of the above, we had a pre-tax loss of $12.1 million for the quarter ended August 27, 2005, compared to pre-tax loss of $1.4 million for the quarter ended August 28, 2004. For the current 2006 first quarter, an income tax benefit of $4.0 million was recorded with an effective tax rate of 33.0%, as compared to an income tax benefit of $510,000 with an effective tax rate of 36.5% for the fiscal 2005 first quarter.

NET LOSS

        As a result of the above, the net loss for the first quarter ended August 27, 2005 was $8.1 million, or $.35 per basic and diluted share, compared to a net loss of $887,000, or $.04 per basic and diluted share for the quarter ended August 28, 2004. As a percent of net sales, the net loss was 10.2% for the quarter ended August 27, 2005, compared to a net loss of 0.9% for the quarter ended August 28, 2004.

CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at August 27, 2005 was $68.8 million compared to $73.6 million at May 28, 2005. Our current ratio was 2.35 at August 27, 2005 as compared with 2.41 at May 28, 2005. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $35.0 million line of credit with three banks, $2.6 million of which was utilized as a standby letter of credit at August 27, 2005. Our long-term debt at August 27, 2005, including current maturities, amounted to $81.3 million, as compared to $83.0 million at May 28, 2005.

        For the thirteen weeks ended August 27, 2005, $8.2 million in net cash was used in operating activities. This compares to net cash provided of $234,000 for the same period in last fiscal year. In the current 2006 fiscal quarter, approximately $14.4 million was provided from the maturity of short-term investments and net $866,000 was provided from notes receivable and investments. Approximately $1.5 million was provided from disposal of property, plant and equipment and $1.6 million was used for purchases of property, plant and equipment. Approximately $46,000 was provided by issuance of common stock, $292,000 was used for payments of dividends on common stock and $1.7 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of approximately $5.0 million since May 28, 2005.

        Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 27, 2005, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        Under the terms of our Agreement with Hillandale and the Hillandale shareholders, the egg production and marketing operations to be acquired and liabilities to be assumed by us will be transferred to a new Florida limited liability company named Hillandale, LLC. The two Hillandale companies will be the initial members of Hillandale, LLC, for formation purposes. Upon the completion of an evaluation of the assets and liabilities to be acquired and assumed by us, as agreed to by the parties to the Agreement, we will purchase 51% of the Units of Membership in Hillandale, LLC. The remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. Funding of the Hillandale acquisition is expected to be provided by our cash balances and borrowings under a new loan agreement that will be secured by the assets acquired. We will acquire our initial 51% interest in Hillandale, LLC, at a presently estimated cost of approximately $26 to $29 million, subject to adjustment upwards or downwards, based upon the valuations agreed upon by the parties to the Agreement. The anticipated borrowings will require waivers, to which our lenders have agreed, for the capital expenditure restriction provisions of our existing loan agreements mentioned above.

        We currently have a $2.1 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a “family farming corporation.” We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $2.1 million deferred tax liability would not impact our consolidated statement of operations or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

        Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report Form 10-K for the year ended May 28, 2005 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended August 27, 2005 that we expect will have a material impact on our consolidated financial statements.

         Critical Accounting Policies. We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 28, 2005, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 28, 2005.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has significantly affected or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 28, 2005.

Chicken Litter Litigation

        On May 2, 2005, Cal-Maine Farms, Inc. (“Cal-Maine Farms”), one of our subsidiaries, was added as a defendant in an ongoing action in a case styled Leslie Carroll Et al vs. Alpharma, Inc in the Circuit Court of Washington County, Arkansas. There are approximately 80 plaintiffs in the action. The plaintiffs complain of a wide variety of medical problems which they attribute to the use of chicken manure and litter throughout Washington County, Arkansas. The theory of liability is the same as in the McWhorter suit previously reported in our filings with the Securities and Exchange Commission and summarized below. An Answer has been filed, but no discovery has begun and no trial date been set. At this stage it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

        On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington County, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as next friends and guardians of Hunter McWhorter. Other defendants include Alpharma Inc., Alpharma Animal Health Co., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc., each of which is engaged in the broiler business, and an individual.

        The McWhorter suit alleges that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. We do not use this particular feed ingredient in our shell egg production feed formulation. The suit addresses conditions alleged to exist in Washington County. The suit seeks unspecified actual damages and requests unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

State of Oklahoma Watershed Pollution Litigation

        On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including us and Cal-Maine Farms. We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages. The parties participated in a series of mediation meetings without success. It is anticipated that the first substantive actions will be an effort by the State of Oklahoma to obtain injunctive relief curtailing the use of chicken litter as a fertilizer in the watershed. We no longer have any operations in the watershed. Accordingly, we do not anticipate that we will be materially affected by this aspect of the litigation. We are not able at present to provide an opinion regarding the ultimate resolution of this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any sales of unregistered securities during the first quarter of fiscal 2006.

Information as to repurchases of our common stock required by this Item is contained in Note 3 of “Notes to Condensed Consolidated Financial Statements” in Part 1 of this Form 10-Q and is incorporated herein by this reference.

For information as to working capital utilization and other limitations upon the payment of dividends see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 5. OTHER INFORMATION

        On October 6, 2005, we issued a press release announcing our financial results for the quarter ended August 27, 2005. A copy of our press release is attached as Exhibit 99.1 to this Form 10-Q Quarterly Report.

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer
99.1	Press Release issued by registrant on October 6, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)
Date: October 4, 2005	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer
(Principal Financial Officer)
Date: October 4, 2005	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)