Form 10-Q/A
period 2005-08-27
CAL MAINE FOODS INC
filed 2005-10-14
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended August 27, 2005

Commission File Number: 000-04892

                                                                                CAL-MAINE FOODS, INC.
Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3320 Woodrow Wilson Avenue, Jackson, Mississippi	39209
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (601) 948-6813

        The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended August 27, 2005, solely for the purpose of adding the following to the facing page:

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No   X  .

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2005	By: /s/ Charles F. Collins
Charles F. Collins
Vice President/Controller