Form 10-Q
period 2005-11-26
CAL MAINE FOODS INC
filed 2006-01-04
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2005

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

Yes        No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 27, 2005.

Common Stock, $0.01 par value	21,282,891 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page Number
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -
	November 26, 2005 and May 28, 2005	3
	Condensed Consolidated Statements of Operations -
	Three Months and Six Months Ended
	November 26, 2005 and November 27, 2004	4
	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended November 26, 2005 and
	November 27, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
Part II.	Other Information
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
Signatures		18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 26, 2005	May 28, 2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,956	$20,221
Investments	9,000	35,384
Trade and other receivables	40,389	16,739
Recoverable federal income taxes	11,214	6,676
Inventories	57,866	45,628
Prepaid expenses and other current assets	1,679	1,308

Total current assets	133,104	125,956
Notes receivable and investments	7,546	11,681
Goodwill	4,402	3,147
Other assets	2,944	1,362
Property, plant and equipment	337,627	281,326
Less accumulated depreciation	(159,681)	(153,938)

	177,946	127,388

TOTAL ASSETS	$325,942	$269,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,835	$33,120
Current maturities of long-term debt	10,610	10,149
Deferred income taxes	10,450	9,100

Total current liabilities	72,895	52,369
Long-term debt, less current maturities	100,918	72,845
Other non-current liabilities	19,165	2,175
Deferred income taxes	20,440	20,290

Total liabilities	213,418	147,679
Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at November 26, 2005
and May 28, 2005	351	351
Class A common stock $0.01 par value per share, authorized
issued and outstanding 2,400 shares at November 26, 2005 and
May 28, 2005	24	24
Paid-in capital	28,655	28,621
Retained earnings	104,989	114,366
Common stock in treasury-14,035 shares at November 26, 2005
And 14,043 at May 28, 2005	(21,495)	(21,507)

Total stockholders’ equity	112,524	121,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,942	$269,534

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Net sales	$138,288	$90,730	$218,043	$192,747
Cost of sales	120,479	85,744	199,274	177,080

Gross profit	17,809	4,986	18,769	15,667
Selling, general and
administrative	16,729	12,430	27,647	24,091

Operating income (loss)	1,080	(7,444)	(8,878)	(8,424)
Other income (expense):
Interest expense, net	(2,294)	(1,179)	(3,989)	(2,307)
Other	192	211	(256)	922

	(2,102)	(968)	(4,245)	(1,385)

Loss before income
taxes	(1,022)	(8,412)	(13,123)	(9,809)
Income tax benefit	(337)	(3,070)	(4,330)	(3,580)

Net loss	$(685)	$(5,342)	$(8,793)	$(6,229)

Net loss per common
share:
Basic	$(0.03)	$(0.23)	$(0.37)	$(0.26)

Diluted	$(0.03)	$(0.23)	$(0.37)	$(0.26)

Dividends per common share	$.0125	$.0125	$.0250	$.0250

Weighted average shares
outstanding:
Basic	23,495	23,737	23,492	23,951

Diluted	23,495	23,737	23,492	23,951

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 26, 2005	November 27, 2004
Cash provided by (used in) operations	$(12,668)	$1,508
Investing activities:
Net decrease in investments	26,384	30,776
Acquisition of businesses, net of cash acquired	(23,804)	--
Purchases of property, plant and equipment	(2,838)	(5,464)
Payments received on notes receivable and from investments	1,433	815
Increase in notes receivable and investments	(519)	(225)
Net proceeds from disposal of property, plant and equipment	1,568	423

Net cash provided by investing activities	2,224	26,325
Financing activities:
Purchases of common stock for treasury	--	(6,168)
Proceeds from issuance of common stock from treasury	46	252
Long-term borrowings	28,000	--
Principal payments on long-term debt	(24,283)	(4,952)
Payments of dividends	(584)	(596)

Net cash provided by( used in) financing activities	3,179	(11,464)

Net change in cash and cash equivalents	(7,265)	16,369
Cash and cash equivalents at beginning of period	20,221	36,629

Cash and cash equivalents at end of period	$12,956	$52,998

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
November 26, 2005
(unaudited)

1.	Presentation of Interim Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 26, 2005 are not necessarily indicative of the results that may be expected for the year ending June 3, 2006.

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

ACQUISITIONS

        We entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, we acquired 51% of the units of membership in Hillandale, LLC for cash of approximately $27 million on October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value at the time of purchases as calculated in accordance with the terms of the Agreement. The total preliminary purchase price is estimated to be as follows (in thousands):

Cash consideration paid to seller for 51% of
Hillandale, LLC’s membership units	$27,006
Obligation to acquire 49% of
Hillandale, LLC’s membership units	25,947

52,953
Less discount of preliminary purchase price to the
present value as of July 28, 2005	(3,556)

Total preliminary purchase price	$49,397

        The preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$3,918
Receivables	7,181
Inventories	11,330
Prepaid and other assets	2,798
Property, plant and equipment	49,531

Total assets acquired	74,758
Liabilities assumed:
Accounts payable and accrued expenses	3,567
Notes payable and long-term debt	21,794

Total liabilities assumed	25,361

Net assets acquired	$49,397

        In October 2005, we paid substantially all of Hillandale, LLC notes payable and long-term debt and obtained a new $28 million term loan from an insurance company secured by substantially all of the property, plant and equipment of Hillandale, LLC. The new term loan requires monthly principal payments of $150,000 plus interest beginning in January 2007 through November 2020. The obligation to acquire 49% of Hillandale, LLC is recorded at its present value of $23.0 million as of November 26, 2005, of which $6.9 million is included in current liabilities and $16.1 million is included in non-current liabilities in the accompanying condensed consolidated balance sheet.

        We gained effective control of the Hillandale operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC have been consolidated with our operations beginning July 29, 2005. Because all of the information to close the accounting records of Hillandale, LLC was not available for our first quarter ended August 27, 2005, the financial statements of Hillandale, LLC were first included in our consolidated financial statements beginning in the second fiscal quarter of 2006. The operating results of Hillandale, LLC for the period from July 29, 2005 through August 27, 2005 were not significant to our operations and financial position for our first quarter of fiscal 2006.

        Prior to our acquisition of Hillandale, LLC, we had a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC had a 27.5% membership interest in AEP, which was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interest in AEP and, accordingly, the financial statements of AEP have been consolidated with our financial statements beginning July 29, 2005. AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. AEP has contract shell egg production for approximately 50% of shell egg requirements and purchases the balance from the regional egg markets.

        Hillandale, LLC’s production facilities are principally located in Florida. Like us, Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our current egg production capacity by approximately 30%.

        As of July 28, 2005, Hillandale, LLC owned a 50% ownership interest in Hillandale Farms, LLC that was accounted for by the equity method. On October 5, 2005, Hillandale, LLC acquired the other 50% interest in Hillandale Farms, LLC for $1.0 million. The purchase price was allocated to the assets acquired and liabilities assumed and resulted in approximately $1.3 million of goodwill. Hillandale Farms, LLC is engaged in the production, processing and distribution of shell eggs.

        The unaudited financial information in the table below summarizes the combined results of our operations and Hillandale, LLC, on a pro forma basis, as though we had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented.

	13 Weeks Ended			26 Weeks Ended
	Nov. 26, 2005	Nov. 27, 2004		Nov. 26, 2005	Nov. 27, 2004
Net sales	$138,288	$112, 38	3	$231,017	$236, 724
Net loss	$(685)	$(8,876)		$(12,949)	$(14, 824)
Basic net loss per share	$(0.03)	$(0.37)		$(0.55)	$(0.62)
Diluted net loss per share	$(0.03)	$(0.37)		$(0.55)	$(0.62)

STOCK BASED COMPENSATION

        We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock- Based Compensation,” which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov.27, 2004
Net loss	$(685)	$(5,342)	$(8,793)	$(6,229)
Add: Stock-based employee
compensation expense included in
reported net income (loss)	(20)	636	0	(225)
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards	96	(312)	89	99

Pro forma net loss	$(609)	$(5,018)	$(8,704)	$(6,355)

Loss per share:
Basic-as reported	$(0.03)	$(0.23)	$(0.37)	$(0.26)

BasiC-pro forma	$(0.03)	$(0.21)	$(0.37)	$(0.27)

Diluted-as reported	$(0.03)	$(0.23)	$(0.37)	$(.26)

Diluted-pro forma	$(0.03)	$(0.21)	$(0.37)	$(.27)

Weighted average shares outstanding:
Basic	23,495	23,737	23,492	23,951
Diluted	23,495	23,737	23,492	23,951

NEW STOCK OPTION PLAN AND STOCK APPRECIATION RIGHTS PLAN

        On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the “Plan”) and reserved 500,000 shares for issuance upon exercise of options granted under the Plan. Options issued pursuant to the Plan may be granted to any of our employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, we issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005.

        On July 28, 2005, our Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the “Rights Plan”). The Rights Plan covers 1,000,000 shares of common stock of the Company. Stock Appreciation Rights (“SAR”) may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive shares of our common stock equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, we issued 592,500 SARs with a strike price of $5.93 and, on August 26, 2005, we issued 22,500 SARs with a strike price of $6.71. The Rights Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005.

2.	Inventories

        Inventories consisted of the following ( in thousands):

	November 26, 2005	May 28, 2005
Flocks	$39,806	$31,088
Eggs	3,227	2,477
Feed and supplies	14,833	12,063

	$57,866	$45,628

3.	Stockholders’ Equity

Stock Repurchase Program

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

        Basic loss per share is based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 121,400 shares were excluded from the calculation of diluted earnings per share for the three month and six month periods ended November 26, 2005 because of the net loss for the periods, respectively.

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

        Our operations are fully integrated. At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States. We market the majority of our shell eggs in 29 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers.

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

        As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, we acquired 51% of the units of membership in Hillandale, LLC for cash of $27 million on October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired over a four-year period, at their book value at the time of purchases.

        We gained effective control of the Hillandale operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC have been consolidated with our operations beginning July 29, 2005. Because all of the information to close the accounting records of Hillandale, LLC was not available for our first quarter ended August 27, 2005, the financial statements of Hillandale, LLC were first included in our consolidated financial statements beginning in the second fiscal quarter of 2006. The operating results of Hillandale, LLC for the period from July 29, 2005 through August 27, 2005 were not significant to our operations and financial position for our first quarter of fiscal 2006.

        We had a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC had a 27.5% membership interest in AEP which were accounted for by the equity method prior to our acquisition of Hillandale LLC. Effective with our acquisition of Hillandale LLC, we own a majority of the membership interest in AEP and, accordingly, the financial statements of AEP have been consolidated with our financial statements, beginning July 29, 2005.

        Hillandale, LLC’s production facilities are principally located in Florida. Like us, Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our current egg production capacity by approximately 30%.

        As of July 28, 2005, Hillandale, LLC owned a 50% ownership interest in Hillandale Farms, LLC that is accounted for by the equity method of accounting. On October 5, 2005, Hillandale, LLC acquired the other 50% interest in Hillandale Farms, LLC for $1.0 million. The purchase price was allocated to the assets acquired and liabilities assumed and resulted in approximately $1.3 million of goodwill. Hillandale Farms, LLC is engaged in the production, processing and distribution of shell eggs.

        The purchase of Hillandale, LLC, AEP and Hillandale Farms, LLC described above are collectively referred to below as the “Acquisitions”.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.1	94.5	91.4	91.9

Gross profit	12.9	5.5	8.6	8.1
Selling, general & administrative	12.1	13.7	12.7	12.5

Operating income (loss)	.8	(8.2)	(4.1)	(4.4)
Other expense	(1.5)	(1.1)	(1.9)	(0.7)

Loss before taxes	(.7)	(9.3)	(6.0)	(5.1)
Income tax benefit	(.2)	(3.4)	(2.0)	(1.9)

Net loss	(.5)%	(5.9)%	(4.0)%	(3.2)

NET SALES

        Approximately 95% of our net sales consist of shell egg sales, 4% consist of incidental feed sales to outside egg producers and 1% consists of sales of liquid and frozen egg products. Net sales for the second quarter of fiscal 2006 were $138.3 million, an increase of $47.6 million compared to net sales of $90.7 million for the second quarter of fiscal 2005. The Acquisitions accounted for $36.6 million of the increase. Excluding the Acquisitions, on a comparable basis, net sales increased $11.0 million, or 12.1%, for the second fiscal 2006 quarter. Total dozens of eggs sold and egg selling prices increased in the current quarter as compared with fiscal 2005. Dozens sold for the current quarter were 188.9 million dozen, including 48.7 million dozen sold by the Acquisitions, an increase of 40.5 million dozen, or 27.3% as compared to the second quarter of fiscal 2005. On a comparable basis, excluding the Acquisitions, dozens sold decreased 5.5%. In the current quarter, domestic demand for shell eggs is improving as compared to a year ago, and overall egg production is approximately level as compared to a year ago. This resulted in higher shell egg selling prices during the current quarter. Our net average selling price per dozen for the fiscal 2006 second quarter was $.643, compared to $.591 for the second quarter of fiscal 2005, an increase of 9.0%. The net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

        Net sales for the twenty-six week period ended November 26, 2005 were $218.0 million, an increase of $25.3 million compared to net sales of $192.7 million for the fiscal 2005 twenty-six week period. Excluding the net sales of the Acquisitions of $36.6 million, on a comparable basis, sales have decreased $11.3 million, or 5.9%. Dozens sold for the current twenty-six week period were 324.4 million, including the Acquisitions’ 48.7 million dozen, as compared to 294.0 million for fiscal 2005, an increase of 30.4 million dozen, or 10.3%. On a comparable basis, excluding the Acquisitions, dozens sold have decreased 6.2%. Until the current quarter, unfavorable egg market conditions resulted in decreased shell egg selling prices. For the fiscal 2006 twenty-six week period, our net average selling price per dozen was $.607, compared to $.633 per dozen for fiscal 2005, a decrease of $.026 per dozen, or 4.1%.

COST OF SALES

        Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the second quarter ended November 26, 2005 was $120.5 million, an increase of $34.8 million as compared to the cost of sales of $85.7 million for the fiscal 2005 second quarter. The Acquisitions’ cost of sales accounted for $35.7 million of the increase. Excluding the Acquisitions, on a comparable basis, cost of sales decreased $900,000, or 1.0%. This decrease is the net result of a decrease in dozens sold and a decrease in the cost of feed ingredients, offset by higher cost of shell eggs purchased from outside producers. Due to the increase in shell egg selling prices, outside egg purchase cost increased. Feed cost for the second quarter ended November 26, 2005 was $.206 per dozen, a decrease of 12.7%, as compared to the fiscal 2005 second quarter cost per dozen of $.236. Other operating costs have increased slightly above last fiscal year. An increase in shell egg selling prices and a decrease in feed ingredients resulted in a net increase in gross profit to 12.9% of net sales for the quarter ended November 26, 2005 from 5.5% of net sales for the quarter ended November 27, 2004.

        For the twenty-six week period ended November 26, 2005, total cost of sales was $199.3 million, an increase of $22.2 million as compared to the cost of sales of $177.1 million for the twenty-six week period ended November 27, 2004. On a comparable basis, excluding the Acquisitions’ cost of sales of $35.7 million, cost of sales decreased $13.5 million, or 7.6%. The decrease in cost of sales is the net result of fewer dozens sold, lower cost of eggs purchased from outside producers and a decrease in the cost of feed ingredients. Feed cost for the current twenty-six weeks was $.212 per dozen, compared to $.247 per dozen for the twenty-six week period ended November 27, 2004, a decrease of 14.2%. Gross profit increased to 8.6% of net sales for the twenty-six week period ended November 26, 2005 from 8.1% for the comparable twenty-six week period ended November 27, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the second quarter ended November 26, 2005 was $16.7 million, an increase of $4.3 million, as compared to $12.4 million for the quarter ended November 27, 2004. The Acquisitions’ selling, general and administrative expense accounted for the $4.3 million increase. On a cost per dozen sold basis, including the Acquisitions’ cost, selling, general and administrative expense was $.088 per dozen for the current quarter as compared to $.084 for the second quarter of fiscal 2005. As a percent of net sales, selling, general and administrative expense decreased from 13.7% for the second quarter of fiscal 2005 to 12.1% for the second quarter of fiscal 2006.

        For the twenty-six weeks ended November 26, 2005, selling, general and administrative expense was $27.6 million, an increase of $3.5 million, as compared to $24.1 million for the same period in fiscal 2005. The Acquisitions accounted for $4.3 million in expenses for the period. Excluding the Acquisitions, the twenty-six week period had a comparable decrease in selling, general and administrative expense of $800,000 or 3.3%. In the twenty-six weeks ended November 26, 2005, insurance costs decreased $300,000, and professional and legal fees decreased $500,000. During this period, approximately $400,000 was recovered in bad debts. Fuel expense was the major distribution cost increase. On a cost per dozen sold basis, selling, general and administrative expense was $.085 for the current twenty-six weeks as compared to $.082 for the comparable period last fiscal year. As a percent of net sales, selling, general and administrative expense increased from 12.5% for the first twenty-six weeks of fiscal 2005 to 12.7% for the comparable period in fiscal 2006.

OPERATING INCOME (LOSS)

        As the result of the above, operating income was $1.1 million for the second quarter ended November 26, 2005, as compared to operating loss of $7.4 million for the second quarter of fiscal 2005. As a percent of net sales, the current fiscal 2006 quarter had a 0.8% operating income, compared to an 8.2% operating loss for the comparable period last year.

        For the twenty-six weeks ended November 26, 2005, operating loss was $8.9 million, compared to operating loss of $8.4 million for the comparable period in fiscal 2005. As a percent of net sales, the current fiscal period had a 4.1% operating loss, compared to a 4.4% operating loss for the same period last year.

OTHER INCOME (EXPENSE)

        Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the second quarter ended November 26, 2005 was $2.1 million, an increase of $1.1 million, as compared to $968,000 for last year’s second quarter. This net increase for the second quarter was primarily the result of a $1.1 million increase in net interest expense due to additional long-term borrowings and lower balances in cash equivalents and investments. Included in interest expense for the thirteen weeks ended November 26, 2005 is $683,000 non-cash expense imputed on our non-interest bearing obligation to acquire 49% of Hillandale, LLC’s membership units over a four year period. As a percent of net sales, other expense was 1.5% for the twenty-six weeks ended November 26, 2005, compared to 1.1% for the comparable period last year.

        For the twenty-six weeks ended November 26, 2005, other expense was $4.2 million, an increase of $2.8 million as compared to an expense of $1.4 million for the comparable period in fiscal 2005. For the current period, net interest expense increased $1.7 million, primarily due to additional borrowings, the non-interest bearing obligation and lower cash equivalents and investments as described above. Other income decreased $1.1 million from equity losses of affiliates. As a percent of net sales, other expense was 1.9% for the current period, as compared to 0.7% for the comparable period in fiscal 2005.

INCOME TAXES

        As a result of the above, the pre-tax loss was $1.0 million for the quarter ended November 26, 2005, compared to pre-tax loss of $8.4 million for last year’s comparable quarter. For the second 2006 fiscal quarter, an income tax benefit of $337,000 was recorded with an effective tax rate of 33.0%, as compared to an income tax benefit of $3.1 million with an effective rate of 36.5% for last year’s comparable quarter.

        For the twenty-six week period ended November 26, 2005, pre-tax loss was $13.1 million, compared to pre-tax loss of $9.8 million for the comparable period in fiscal 2005. For the current twenty-six week period, an income tax benefit of $4.3 million was recorded with an effective tax rate of 33.0%, as compared to an income tax benefit of $3.6 million, with an effective rate of 36.5% for last year’s comparable period.

NET INCOME (LOSS)

        Net loss for the second quarter ended November 26, 2005 was $685,000, or $0.03 per basic and diluted share, compared to net loss of $5.3 million, or $0.23 per basic and diluted share for last fiscal year’s second quarter.

        For the twenty-six week period ended November 26, 2005, net loss was $8.8 million, or $0.37 per basic and diluted share, compared to last fiscal year’s net loss of $6.2 million, or $0.26 per basic share and diluted share.

CAPITAL RESOURCES AND LIQUIDITY

        Our working capital at November 26, 2005 was $60.2 million compared to $73.6 million at May 28, 2005. Our current ratio was 1.82 at November 26, 2005 as compared with 2.41 at May 28, 2005. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40.0 million line of credit with three banks, $2.6 million of which was utilized as a standby letter of credit at November 26, 2005. Our long-term debt at November 26, 2005, including current maturities, amounted to $111.5 million, as compared to $83.0 million at May 28, 2005.

        For the twenty-six weeks ended November 26, 2005, $12.7 million in net cash was used in operating activities. This compares to net cash provided of $1.5 million for the 26 weeks ended November 27, 2004. For the twenty-six weeks ended November 26, 2005, approximately $26.4 million was provided from the maturity of short-term investments and $914,000 was provided from notes receivable and investments. Approximately $1.5 million was provided from disposal of property, plant and equipment, $2.8 million was used for purchases of property, plant and equipment and $23.8 million was used for the purchase of the Acquisitions. Borrowings of $28.0 million were received in additional long-term debt and approximately $584,000 was used for payments of dividends on the common stock and $24.2 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $7.3 million since May 28, 2005.

        For the twenty-six weeks ended November 27, 2004, approximately $30.8 million was provided from the maturity of short-term investments and $590,000 was provided from notes receivable and investments. Approximately $423,000 was provided from disposal of property, plant and equipment and $5.5 million was used for purchases of property, plant and equipment. Approximately $252,000 was provided from the issuance of common stock from the treasury and net cash of $6.2 million was used in the repurchase of common stock for the treasury. Approximately $596,000 was used for payments of dividends on the common stock and $4.9 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $16.4 million since May 29, 2004.

        Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million, plus 45% of cumulative net income, tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 26, 2005, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        As discussed in the Notes to Condensed Consolidated Financial Statements section of this report under “Acquisitions”, under the terms of the Agreement, the remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. Funding is expected to be provided by our cash on hand, our operational earnings during the period and drawing on our existing line of credit.

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

        Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report Form 10-K for the year ended May 28, 2005 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended November 26, 2005 that we expect will have a material impact on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Except as noted below, there have been no new matters or changes to matters discussed in our Annual Report on Form 10-K for the year ended May 28, 2005.

        Chicken Litter Litigation

        On May 2, 2005, Cal-Maine Farms, Inc. (“Cal-Maine Farms”), one of our subsidiaries, was added as a defendant in an ongoing action in a case styled Leslie Carroll et al vs. Alpharma, Inc in the Circuit Court of Washington County, Arkansas. There are approximately 80 plaintiffs in the action. The plaintiffs complain of a wide variety of medical problems which they attribute to the use of chicken manure and litter throughout Washington County, Arkansas. The theory of liability is the same as in the McWhorter suit previously reported in our filings with the Securities and Exchange Commission and summarized below. An Answer has been filed, and discovery has begun, but no trial date been set. At this stage it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

        On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington County, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as next friends and guardians of Hunter McWhorter. Other defendants include Alpharma Inc., Alpharma Animal Health Co., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc. Each of the other poultry defendants is engaged in the broiler business. The Alpharma defendants produce additives for broiler feed. One individual was originally named as a defendant, but has been dismissed.

        Both the McWhorter and Carroll suits allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The Carroll suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. We do not use this particular feed ingredient in our shell egg production feed formulation. The McWhorter suit focuses on mold and fungi allegedly created by the application of litter. Both suits address conditions alleged to exist in Washington County. Both suits seek unspecified actual damages and request unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and no discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

        State of Oklahoma Watershed Pollution Litigation

        On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including us and Cal-Maine Farms. We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages. The parties participated in a series of mediation meetings without success. We no longer have any operations in the watershed. Accordingly, we do not anticipate that we will be materially affected by the request for injunctive relief. Dispositive motions have been filed by the defendants, but no hearings on those motions have been set. We are not able at present to provide an opinion regarding the ultimate resolution of this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not make any sales of unregistered securities during the second quarter of fiscal 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s Annual Meeting of Shareholders was held on October 13, 2005.

         The following persons were nominated and elected to serve as members of the Board of Directors until our next annual meeting of shareholders and until their successors are elected and qualified. Fred R. Adams, Jr. (44,309,598 shares for and 188,295 shares withheld), Richard K. Looper (44,309,598 shares for and 188,295 shares withheld), Adolphus B. Baker (44,309,598 shares for and 188,295 shares withheld), James E. Poole (44,309,598 shares for and 188,295 shares withheld), R. Faser Triplett (44,309,598 shares for and 188,295 shares withheld), Letitia C. Hughes (44,309,598 shares for and 188,295 shares withheld), and Timothy A. Dawson (44,309,598 shares for and 188,295 shares withheld).

        The 2005 Cal-Maine Foods Incentive Stock Option Plan was ratified (9,616,768 shares for, 3,353,584 against, 38,381 shares abstain, and 6,309,922 “broker non-vote” shares). The Cal-Maine Foods Incentive Stock Appreciation Rights Plan was ratified (9,612,451 shares for, 3,355,835 against, 40,447 shares abstain, and 6,309,922 “broker non-vote” shares).

        No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

         On December 28, 2005, we issued a press release announcing our financial results for the quarter ended November 26, 2005. A copy of our press release is included as Exhibit 99.1 to this Form 10-Q Quarterly Report.

ITEM 6. EXHIBITS

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer
99.1	Press Release Dated December 28, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)
Date: January 4, 2006	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)
Date: January 4, 2006	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)