Form 10-Q
period 2006-02-25
CAL MAINE FOODS INC
filed 2006-04-05
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 25, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐      Accelerated filer ☒     Non- Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 29, 2006.

Common Stock, $0.01 par value	21,098,891 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 25, 2006	May 28, 2005
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$14,139	$20,221
Investments	24,600	35,384
Trade and other receivables	27,842	16,739
Recoverable federal income taxes	1,152	6,676
Inventories	57,794	45,628
Prepaid expenses and other current assets	1,995	1,308
Total current assets	127,522	125,956

Notes receivable and investments	8,900	11,681
Goodwill	4,402	3,147
Other assets	2,929	1,362

Property, plant and equipment	341,194	281,326
Less accumulated depreciation	(164,628)	(153,938)
	176,566	127,388
TOTAL ASSETS	$320,319	$269,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,210	$33,120
Current maturities of long-term debt	10,956	10,149
Deferred income taxes	8,800	9,100
Total current liabilities	65,966	52,369

Long-term debt, less current maturities	95,047	72,845
Other non-current liabilities	19,468	2,175
Deferred income taxes	19,590	20,290
Total liabilities	200,071	147,679

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at February 25, 2006 and May 28, 2005	351	351
Class A common stock $0.01 par value per share, authorized issued and outstanding 2,400 shares at February 25, 2006 and May 28, 2005	24	24
Paid-in capital	28,676	28,621
Retained earnings	112,686	114,366
Common stock in treasury-14,031 shares at February 25, 2006 and 14,043 at May 28, 2005	(21,489)	(21,507)
Total stockholders’ equity	120,248	121,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,319	$269,534

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005

Net sales	$130,107	$101,042	$348,150	$293,789
Cost of sales	104,134	83,927	303,408	261,007
Gross profit	25,973	17,115	44,742	32,782
Selling, general and administrative	15,493	12,440	43,140	36,531
Operating income (loss)	10,480	4,675	1,602	(3,749)
Other income (expense):
Interest expense, net	(1,906)	(791)	(5,895)	(3,097)
Other	1,346	247	1,090	1,168
	(560)	(544)	(4,805)	(1,929)
Income (loss) before income taxes	9,920	4,131	(3,203)	(5,678)
Income tax expense (benefit)	1,930	1,710	(2,400)	(1,870)
Net income (loss)	$7,990	$2,421	$(803)	$(3,808)
Net income (loss) per common share:
Basic	$0.34	$0.10	$(0.03)	$(0.16)
Diluted	$0.34	$0.10	$(0.03)	$(0.16)
Dividends per common share	$0.0125	$0.0125	$0.0375	$0.0375
Weighted average shares outstanding:
Basic	23,497	23,797	23,494	23,900
Diluted	23,680	23,905	23,494	23,900

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 25, 2006	February 26, 2005

Cash flows provided by operating activities	$13,622	$4,971

Cash flows from investing activities:
Net decrease in investments	10,784	34,259
Acquisitions of businesses, net of cash acquired	(23,804)	-0-
Purchases of property, plant and equipment	(6,939)	(8,199)
Payments received on notes receivable and from investments	1,755	989
Increase in notes receivable and investments	(519)	(565)
Net proceeds from sale of property, plant and equipment	1,637	505
Net cash provided by (used in) investing activities	(17,086)	26,989

Cash flows from financing activities:
Purchases of common stock for treasury	-0-	(7,614)
Long-term borrowings	28,000	-0-
Principal payments on long-term debt	(29,814)	(8,371)
Proceeds from issuance of common stock from treasury	73	2,577
Payment of dividends	(877)	(892)
Net cash used in financing activities	(2,618)	(14,300)
Net change in cash and cash equivalents	(6,082)	17,660

Cash and cash equivalents at beginning of period	20,221	36,629
Cash and cash equivalents at end of period	$14,139	$54,289

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 25, 2006
1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 25, 2006 are not necessarily indicative of the results that may be expected for the year ending June 3, 2006.

The balance sheet at May 28, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Cash consideration paid to seller for 51% of Hillandale, LLC's membership units	$27,006
Obligation to acquire 49% of Hillandale, LLC's membership units	25,947
52,953
Less discount of preliminary purchase price to the present value as of July 28, 2005	(3,556)
Total preliminary purchase price	$49,397

The preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$3,918
Receivables	7,181
Inventories	11,330
Prepaid and other assets	2,798
Property, plant and equipment	49,531
Total assets acquired	74,758

Liabilities assumed:
Accounts payable and accrued expenses	3,567
Notes payable and long-term debt	21,794
Total liabilities assumed	25,361

Net assets acquired	$49,397

In October 2005, we paid substantially all of Hillandale, LLC notes payable and long-term debt and obtained a new $28 million term loan from an insurance company secured by substantially all of the property, plant and equipment of Hillandale, LLC. The new term loan requires monthly principal payments of $150,000 plus interest beginning in January 2007 through November 2020. The obligation to acquire 49% of Hillandale, LLC is recorded at its present value of $23.3 million as of February 25, 2006, of which $6.9 million is included in current liabilities and $16.4 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheet.

We gained effective control of the Hillandale operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC have been consolidated with our operations beginning July 29, 2005.

We have a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC has a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, our membership was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interest in AEP and, accordingly, the financial statements of AEP have been consolidated with our financial statements beginning July 29, 2005. AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. AEP has contract shell egg production for approximately 50% of shell egg requirements and purchases the balance from regional egg markets.

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

	13 Weeks Ended		39 Weeks Ended
	Feb. 25, 2006	Feb 26, 2005	Feb. 25, 2006	Feb. 26, 2005
Net sales	$130,107	$121,971	$361,124	$358,701

Net income (loss)	$7,990	$(1,095)	$(4,959)	$(15,9200)

Basic net income (loss) per share	$0.34	$(0.05)	$(0.21)	$(0.660)

Diluted net income (loss) per share	$0.34	$(0.05)	$(0.21)	$(0.660)

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

	13 Weeks Ended		39 Weeks Ended
	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb.26, 2005

Net income (loss)	$7,990	$2,421	$(803)	$(3,808)
Add: Stock-based employee compensation expense included in reported net income (loss)	26	(242)	26	(467)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(331)	113	(242)	212

Pro forma net income (loss)	$7,685	$2,292	$(1,019)	$(4,063)

Earnings (loss) per share:
Basic-as reported	$0.34	$0.10	$(0.03)	$(0.16)
Basic-pro forma	$0.33	$0.10	$(0.04)	$(0.17)

Diluted-as reported	$0.34	$0.10	$(0.03)	$(0.16)
Diluted-pro forma	$0.32	$0.10	$(0.04)	$(0.17)

Weighted average shares outstanding:
Basic	23,497	23,797	23,494	23,900
Diluted	23,680	23,905	23,494	23,900

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

2. Inventories

Inventories consisted of the following:

	February 25, 2006	May 28, 2005

Flocks	$39,211	$31,088
Eggs	3,321	2,477
Feed and supplies	15,262	12,063
	$57,794	$45,628

3. Stockholders’ Equity

Stock Repurchase Program

On August 3, 2004, our Board of Directors approved a repurchase program whereby we were allowed to purchase up to 2,000,000 shares of our common stock by July 31, 2005. The repurchase program, in which approximately 942,000 shares were repurchased, expired on July 31, 2005. We do not have any other stock repurchase programs.

4. Legal Proceedings

We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

 5. Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 182,793 shares were excluded from the calculation of diluted earnings per share for the nine month period ended February 25, 2006 because of the net loss for the period.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2005, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently produce approximately 75% of the total number of shell eggs sold by us, with approximately 10% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed, by us.

Although several of our production facilities are located in areas affected by hurricanes Katrina and Rita, there has been no material adverse effect to our operations or properties at these facilities.

Like other shell egg and poultry producers, our operations are subject to the effects of adverse weather conditions, disease and pests common to agricultural industries.  We do not believe the country's poultry and egg industries are likely to experience a major outbreak of bird flu in the near future.  We are taking extra precautions to assure that we have effective bio-security at our egg complexes.  We have eliminated or reduced visits to our poultry facilities by non-employees.  We also are taking extra precautions against bringing used packaging materials or equipment on to our farms that could cause the spread of any poultry disease.  Thus far, we have not seen any indication of loss of demand for eggs because of bird flu concerns.

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

We have a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC has a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, our membership was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interest in AEP and, accordingly, the financial statements of AEP have been consolidated with our financial statements beginning July 29, 2005.

Hillandale, LLC’s production facilities are principally located in Florida. Like us, Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our current egg production capacity by approximately 30%.

As of July 28, 2005, Hillandale, LLC owned a 50% ownership interest in Hillandale Farms, LLC that was accounted for by the equity method of accounting. On October 5, 2005, Hillandale, LLC acquired the other 50% interest in Hillandale Farms, LLC for $1.0 million. The purchase price was allocated to the assets acquired and liabilities assumed and resulted in approximately $1.3 million of goodwill. Hillandale Farms, LLC is engaged in the production, processing and distribution of shell eggs.

The purchase of Hillandale, LLC, AEP and Hillandale Farms, LLC described above are collectively referred to below as the “Acquisitions".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.0	83.1	87.1	88.9
Gross profit	20.0	16.9	12.9	11.1
Selling, general & administrative	11.9	12.3	12.4	12.4
Operating income (loss)	8.1	4.6	.5	(1.3)
Other income (expense)	(0.5)	(0.5)	(1.4)	(.6)
Income (loss) before taxes	7.6	4.1	(.9)	(1.9)
Income tax expense (benefit)	1.5	1.7	(.7)	(.6)
Net income (loss)	6.1%	2.4%	(.2)%	(1.3)%

NET SALES

Approximately 95% of our net sales consist of shell egg sales, 4% consist of incidental feed sales to outside egg producers and 1% consists of sales of liquid and frozen egg products. Net sales for the third quarter of fiscal 2006 were $130.1 million, an increase of $29.1 million, or 28.8% as compared to net sales of $101.0 million for the third quarter of fiscal 2005. The Acquisitions accounted for $21.1 million of the increase. Excluding the Acquisitions, on a comparable basis, net sales increased $8.0 million, or 7.9%, for the third fiscal 2006 quarter. The increase was due to increases in total dozens of shell eggs sold and shell egg selling prices, as compared with the same period in fiscal 2005. Dozens sold for the current quarter were 169.4 million dozen, including 31.5 million dozen sold by the Acquisitions, an increase of 25.0 million dozen, or 17.3% as compared to the third quarter of fiscal 2005. On a comparable basis, excluding the Acquisitions, dozens sold decreased 4.5%. Our production and processing facilities accounted for most of the decrease in dozens of shell eggs sold, with additional reductions in dozens purchased from outside (non-contract) shell egg producers making up the balance. Purchases of shell eggs from outside producers averages about 25% of our total dozens sold. Consumer demand was stronger than last year and shell egg supply was in better balance, both of which market factors resulted in higher shell egg selling prices during the current third quarter as compared to the fiscal 2005 third quarter. Our net average selling price per dozen of shell eggs for the third quarter of fiscal 2006 was $0.741, compared to $0.673 for the third quarter of fiscal 2005, an increase of 10.0%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Net sales for the thirty-nine week period ended February 25, 2006 were $348.2 million, an increase of $54.4 million, or 18.5%, as compared to net sales of $293.8 million for the thirty-nine week period ended February 26, 2005. Excluding the net sales of the Acquisitions of $57.7 million, on a comparable basis, sales have decreased $3.4 million, or 1.2%. Dozens sold for the current thirty-nine week period were 493.6 million, including the Acquisitions’ 80.1 million dozen, as compared to 438.4 million for the same time period in fiscal 2005, an increase of 55.2 million dozen, or 12.6%. On a comparable basis, excluding the Acquisitions, dozens sold have decreased 5.7%. For the current fiscal 2006 thirty-nine week period, our net average selling price per dozen of shell eggs was $.659, as compared to $.645 per dozen for the same period in fiscal 2005, an increase of 2.1%.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the third quarter ended February 26, 2005 was $104.1 million, an increase of $20.2 million, or 24.1%, as compared to cost of sales of $83.9 million for the third quarter of fiscal 2005. The Acquisitions’ cost of sales accounted for $17.4 million of the increase. Excluding the Acquisitions, on a comparable basis, cost of sales increased $2.8 million, or 3.3%. The increase is due to higher cost of purchases from outside egg producers and higher cost of feed ingredients. The increase in the cost of the shell eggs purchased from outside producers was due to improved shell egg market conditions and selling prices. Feed cost for the third quarter ended February 25, 2006 was $.211 per dozen of shell eggs, compared to the third quarter of fiscal 2005 cost per dozen of shell eggs of $.202, an increase of 4.5%. The higher shell egg selling price was the primary reason for the increase in gross profit from 16.9% of net sales for the quarter ended February 26, 2005 to 20.0% of net sales for the third quarter ended February 25, 2006.

Cost of sales for the thirty-nine week period ended February 25, 2006 was $303.4 million, an increase of $42.4 million, or 16.2%, as compared to cost of sales of $261.0 million for the thirty-nine week period ended February 26, 2005. On a comparable basis, excluding the Acquisitions’ cost of sales of $53.1 million, cost of sales decreased $10.7 million, or 4.1%.The decrease in cost of sales is the net result of a lower number of dozens produced at Company-owned facilities, lower outside shell egg purchases, and a decrease in the cost of feed ingredients. Feed cost for the current thirty-nine week period was $.213 per dozen of shell eggs, as compared to $.247 per dozen for the same period in the prior fiscal year, a decrease of 13.8%. The increase in shell egg selling prices and lower cost of feed ingredients resulted in an increase in gross profit from 11.1% of net sales for last year’s thirty-nine week period to a gross profit of 12.9% of net sales for the current thirty-nine week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the third quarter ended February 25, 2006 was $15.5 million, an increase of $3.1 million, as compared to $12.4 million for the third quarter of fiscal 2005. The Acquisitions’ selling, general and administrative expense accounted for $2.9 million of the increase. Excluding the Acquisitions, the current thirteen week period had an increase in selling, general and administrative expense of $201,000 or 1.6%. Fuel for vehicles and employee health insurance costs have each increased approximately $100,000 for the third quarter ended February 25, 2006 compared to the same period in the prior year. On a cost per dozen sold basis, including the Acquisitions’ cost, selling, general and administrative expense was $.091 per dozen for the current quarter as compared to $.086 for the third quarter of fiscal 2005. As a percent of net sales, selling, general and administrative expense decreased slightly from 12.3% for the third quarter of fiscal 2005 to 11.9% for the third quarter of fiscal 2006.

Selling, general and administrative expenses for the thirty-nine week period ended February 25, 2006 was $43.1 million, an increase of $6.6 million, as compared to $36.5 million for the thirty-nine week period ended February 26, 2005. The Acquisitions accounted for $7.2 million in expenses for the period. Excluding the Acquisitions, the current thirty-nine week period had a decrease in selling, general and administrative expense of $550,000 or 1.6%. In the thirty-nine week period ended February 25, 2006, insurance costs decreased $850,000, and professional and legal fees decreased $400,000 compared to the comparable period in 2005. During this period, approximately $400,000 was recovered in bad debts previously written off. Franchise fees for specialty eggs increased $1.3 million during the current thirty-nine week period as compared to the same period in fiscal 2005. Fuel for vehicles was the major distribution cost increase in the period. On a cost per dozen sold basis, including the Acquisitions, selling, general and administrative expense was $.087 for the current thirty-nine week period as compared to $.083 for the comparable period in fiscal 2005. As a percent of net sales, selling, general and administrative expense remained the same at 12.4% for both thirty-nine week periods in fiscal 2006 and fiscal 2005.

OPERATING INCOME

As the result of the above, operating income was $10.5 million for the third quarter ended February 25, 2006, as compared to operating income of $4.7 million for the third quarter of fiscal 2005. Operating income was 8.1% of net sales for the current fiscal third quarter, compared to operating income of 4.6% of net sales for the third quarter in fiscal 2005.

For the thirty-nine week period ended February 25, 2006, operating income was $1.6 million, as compared to operating loss of $3.7 million for the thirty-nine week period ended February 26, 2005. Operating income was 0.5% of net sales for the current thirty-nine week period as compared to operating loss of 1.3% of net sales in the same thirty-nine week period in fiscal 2005.

OTHER INCOME / EXPENSE

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity from affiliates.

Other expense for the third quarter ended February 25, 2006 was $560,000, an increase of $16,000, as compared to other expense of $544,000 for the third quarter of fiscal 2005 In the current third quarter, net interest expense increased $1.1 million and other income increased $1.1 million. This net increase for the third quarter was primarily the result of an $800,000 increase in cash interest expense due to additional long-term borrowings and lower balances in cash equivalents and investments. Included in interest expense for the thirteen weeks ended February 25, 2006 is $300,000 non-cash expense imputed on our non-interest bearing obligation to acquire 49% of Hillandale, LLC’s membership units over a four year period. Other income for the current third quarter increased from equity in income of affiliates and from a gain on sale of land and a legal claim settlement. As a percent of net sales, other expense was the same at 0.5% for the current third quarter and fiscal 2005.

For the thirty-nine week period ended February 25, 2006, other expense was $4.8 million, an increase of $2.9 million as compared to $1.9 million for the same thirty-nine week period in fiscal 2005. For the current thirty-nine weeks, net interest expense increased $2.8 million and other income decreased $780,000. Interest expense increased $937,000, primarily due to additional borrowings and interest income decreased $900,000 due to lower cash equivalents and investments. Included in interest expense for the thirty-nine weeks ended February 25, 2006 is $980,000 non-cash expense imputed on our non-interest bearing obligation to acquire 49% of Hillandale. Other income decreased from equity in losses of affiliates. As a percent of net sales, other expense was 1.4% for the current thirty-nine week period, as compared to 0.6% for the same thirty-nine week period in fiscal 2005.

INCOME TAXES

As a result of the above, our pre-tax income was $9.9 million for the third quarter ended February 25, 2006, as compared to pre-tax income of $4.1 million for the third quarter of fiscal 2005. For the current third quarter, an income tax expense of $1.9 million was recorded with an effective tax rate of 19.4%, as compared to an income tax expense of $1.7 million with an effective rate of 41.4% for last year’s third quarter. The effective tax rate for each period differs from the statutory federal income tax rate due to state income taxes and due to the relationship of certain non-deducible expenses to our income (loss) before income taxes. For the third quarter ended February 25, 2005, we projected our effective tax rate for the year to be approximately 75% compared to the 33% projected annual tax rate used in the second quarter ended November 26, 2005. The increase in the estimated annual effective tax rate is due to an increase in certain non-deductible expenses in relation to our estimated income (loss) before income taxes for the year. As a result of adjusting the income tax benefit for the thirty-nine weeks ended February 25, 2006 to the estimated annual rate of 75%, our effective rate for the thirteen weeks ended February 25, 2006 was reduced to 19.4%.

For the thirty-nine week period ended February 25, 2006, our pre-tax loss was $3.2 million, as compared to pre-tax loss of $5.7 million for the thirty-nine week period ended February 26, 2005. For the current thirty-nine week period, an income tax benefit of $2.4 million was recorded with an effective tax rate of 74.9%, as compared to an income tax benefit of $1.9 million with an effective tax rate of 32.9% for the same thirty-nine week period in fiscal 2005. The effective tax rate for each period differs from the statutory federal income tax rate due to state income taxes and due to the relationship of certain non-deducible expenses to our income (loss) before income taxes.

NET INCOME

Net income for the third quarter ended February 25, 2006 was $8.0 million, or $0.34 per basic and diluted share, as compared to net income of $2.4 million, or $.10 per basic and diluted share, for the third quarter of fiscal 2005.

For the thirty-nine week period ended February 25, 2006, net loss was $803,000, or $0.03 per basic and diluted share, as compared to net loss of $3.8 million, or $0.16 per basic and diluted share, for the thirty-nine week period ended February 26, 2005.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 25, 2006 was $61.6 million, as compared to $73.6 million at May 28, 2005. Our current ratio was 1.93 at February 25, 2006, as compared to 2.41 at May 28, 2005. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40.0 million line of credit with three banks, $2.6 million of which was utilized as a standby letter of credit at February 25, 2006. Our long-term debt at February 25, 2006, including current maturities, amounted to $106.0 million, as compared to $83.0 million at May 28, 2005.

In the thirty-nine week period ended February 25, 2006, $13.6 million in net cash was provided by operating activities. This compares to $5.0 million of net cash for the thirty-nine week period ended February 26, 2005. In the thirty-nine weeks ended February 25, 2006, $10.8 million was provided from the maturity of short-term investments, $1.2 million was provided from notes receivable and from investments, and $1.6 million was provided from disposal of property, plant and equipment. For purchases of property, plant and equipment, $6.9 million was used and $23.8 million was used for the purchase of the Acquisitions. In addition, $73,000 was provided from the issuance of common stock from the treasury and $877,000 was used for payments of dividends on the common stock. Borrowings of $28.0 million were received in additional long-term debt and $29.8 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash of $6.1 million since May 28, 2005.

 In the thirty-nine weeks ended February 26, 2005, $34.2 million was provided from the maturity of short-term investments, $424,000 was provided from notes receivable and from investments, $505,000 was provided from disposal of property, plant and equipment and $8.2 million was used for purchases of property, plant and equipment. In addition, $2.6 million was provided from the issuance of common stock from the treasury, net cash of $7.6 million was used in the repurchase of common stock for the treasury, $892,000 was used for payments of dividends on the common stock and $8.4 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $17.7 million.

Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital as defined (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million, plus 45% of cumulative net income, tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 25, 2006, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

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

We currently have a $2.1 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a "family farming corporation." We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $2.1 million deferred tax liability would not impact our consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

 Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report Form 10-K for the year ended May 28, 2005 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended February 25, 2006 that we expect will have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. In connection with the Acquisitions, we have been and are currently reviewing the controls and procedures in place and are implementing changes where necessary to conform the controls and procedures of the Acquisitions to those of our other operations.

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

On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington County, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as next friends and guardians of Hunter McWhorter. Other defendants include Alpharma Inc., Alpharma Animal Health Co., Cargill, Incorporated, George's Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc. Each of the other poultry defendants is engaged in the broiler business. The Alpharma defendants produce additives for broiler feed. One individual was originally named as a defendant, but has been dismissed.

Both the McWhorter and Carroll suits allege that the plaintiffs have suffered medical problems resulting from living near land upon which "litter" from the defendants' flocks was spread as fertilizer. The Carroll suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. We do not use this particular feed ingredient in our shell egg production feed formulation. The McWhorter suit focuses on mold and fungi allegedly created by the application of litter. Both suits address conditions alleged to exist in Washington County. Both suits seek unspecified actual damages and request unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and some initial discovery has taken place. At this stage, it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

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

We did not make any sales of unregistered securities during the third quarter of fiscal 2006.

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

CAL-MAINE FOODS, INC. (Registrant)

Date: April 4, 2006	By:	/s/ Timothy A. Dawson
Timothy A. Dawson Vice President/Treasurer (Principal Financial Officer)

Date: April 4, 2006	By:	/s/ Charles F. Collins
Charles F. Collins Vice President/Controller (Principal Accounting Officer)