Form 10-Q/A
period 2006-02-25
CAL MAINE FOODS INC
filed 2006-04-21
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to quarterly report on Form 10-Q for the quarterly period ended February 25, 2006

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

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended February 25, 2006 (the “Form 10-Q”) solely for the purpose of replacing Exhibits 31.1 and 31.2, with Exhibits 31.1 and 31.2 as filed herewith. The exhibits previously filed inadvertently omitted certain references that were permitted to be eliminated on a temporary basis. No other changes to the Form 10-Q are made, except for the filing of an updated Exhibit 32.0.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.

Date: April 21, 2006	By:	/s/ Charles F. Collins
Charles F. Collins
Vice President Controller
(Principal Accounting Officer)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written statement of The Chief Executive Officer and The Chief Financial Officer