Form 10-K
period 2006-06-03
CAL MAINE FOODS INC
filed 2006-08-17
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED June 3, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-04892

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209
(Address of principal executive offices) (Zip Code)

(601) 948-6813
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, $0.01 par value

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

The aggregate market value, as reported by the NASDAQ National Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 26, 2005, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $78,736,100.

As of August 7, 2006, 21,102,891 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

 ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2006, we sold approximately 683 million dozen shell eggs, which represented about 15.9% of domestic shell egg consumption in the United States. Our total flock of approximately 23 million layers and 6 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell most of our shell eggs in 29 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers. The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs, and we sell shell eggs to a majority of the largest food retailers in the United States.

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include reduced cholesterol, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2006, specialty shell eggs represented approximately 14% of our shell egg dollar sales. Retail prices for specialty eggs are higher than standard shell eggs due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under two distinct brands: Egg-Land's Best(TM) and Farmhouse(TM).  We own a 25.7% equity interest in Egg-Land's Best, Inc., which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land's Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 6.6% of our total shell egg dozen volume in fiscal 2006.

We are also a leader in industry consolidation. Since 1989, we have completed eleven acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There currently are 65 producers who each own more than one million layers and the ten largest producers own approximately 41% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

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

In October 2005, we paid substantially all of Hillandale, LLC notes payable and long-term debt and obtained a new $28 million term loan from an insurance company. The loan is secured by substantially all of the property, plant and equipment of Hillandale, LLC, and requires monthly principal payments of $150,000 plus interest beginning in January 2007 through November 2020. The obligation to acquire 49% of Hillandale, LLC is recorded at its present value of $23.6 million as of June 3, 2006, of which $6.9 million is included in current liabilities and $16.7 million is included in other non-current liabilities in the accompanying consolidated balance sheet. We will purchase an additional 13% of Hillandale LLC based on the value of LLC membership units as of July 29, 2006.

We gained effective control of the Hillandale operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC have been consolidated with our operations beginning July 29, 2005.

Prior to the acquisition, we had a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC had a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, our membership was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interest in AEP and, accordingly, the financial statements of AEP have been consolidated with our financial statements effective July 29, 2005. AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. AEP has contract shell egg production for approximately 50% of shell egg requirements and purchases the balance from regional egg markets.

Hillandale, LLC’s production facilities are principally located in Florida. Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our current egg production capacity by approximately 30%.

As of July 28, 2005, Hillandale, LLC owned a 50% ownership interest in Hillandale Farms, LLC that was accounted for by the equity method. On October 5, 2005, Hillandale, LLC acquired the other 50% interest in Hillandale Farms, LLC for $1.0 million. The purchase price was allocated to the assets acquired and liabilities assumed and resulted in approximately $900,000 of goodwill. Hillandale Farms, LLC is engaged in the production, processing and distribution of shell eggs.

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

Our Common Stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CALM”. On June 2, 2006, the last sale price of our Common Stock on NASDAQ was $7.19 per share. Our fiscal year 2006 ended June 3, 2006 and the first three fiscal quarters of fiscal 2006 ended August 27, 2005, November 26, 2005 and February 25, 2006. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to the Company's shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under the following Item 1A, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from the Company's future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

 Industry Background

The United States Department of Agriculture reported that in 2003 the wholesale shell egg industry was a $4.5 billion market. Shell eggs are a staple food product and 94% of US homes buy shell eggs according to the 2003 Progressive Grocer Consumer Expenditure Study. Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture reports, since 2000, annual per capita consumption in the United States has varied between 252 and 256 eggs. In 2005, per capita consumption in the United States was 254 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. Over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2006, wholesale shell egg prices averaged 75.1 cents per dozen compared to an average of 85.2 cents per dozen for fiscal years 2003 to 2005. The current price environment is weak due to seasonal factors and a slight oversupply of eggs.

Factors currently influencing demand:

- industry advertising campaigns successfully promoting the health benefits of eggs;

- positive announcements from the medical community highlighting eggs as a good source of protein;

- increased consumption resulting from the factors noted above as well as the reduced level of cholesterol in eggs; and

- increased demand from the foodservice channel.

Factors currently influencing supply:

- living space for newly hatched layers will increase 20% by 2008 according to guidelines put in place by the United Egg Producers, in conjunction with the Food Marketing Institute, both industry trade associations; and

- the process to bring new shell egg production capacity online has become more complex than in the past, increasing the time it takes to bring new capacity to market .

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over one-half of industry production costs. Most shell egg processors are vertically integrated; manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Current feed prices are about the same as a year ago. Forecasts vary widely for prices for the next years, with some dry conditions reported in the Midwest and a stronger demand for corn from ethanol plants.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed eleven acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added 8 million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provide for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 24.8 million for the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117 million in the fiscal year ended May 28, 1988 to an average of approximately 599.2 million over the past five fiscal years. Net sales amounted to $477.6 million in fiscal 2006 compared to net sales of $69.9 million in fiscal 1988.

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

Through exclusive license agreements with Egg-Land's Best, Inc. in several key territories and our trademarked Farmhouse brand, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not related to the generic shell egg market, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our specialty shell egg production.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during its last fiscal year represented only approximately 15.9% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs. Company-owned facilities accounted for approximately 89% of our total fiscal 2006 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 96% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 28 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.5 million dozen of shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $63 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed for the laying flocks is produced by Company-owned and operated mills located in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 98% of the feed for our flocks is manufactured at feed mills owned and operated by us. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, we purchase ingredients in advance with a delayed delivery of several weeks or a few months.

Feed cost represents the largest element of our farm egg production cost, ranging from 52% to 57% of total cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, we have tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

Marketing. Of the 683 million dozen shell eggs sold by us in the fiscal year ended June 3, 2006, 537 million were produced by our flocks.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 66.8% of net sales in the fiscal 2006 and 64.7% of net sales for fiscal 2005. One customer, H.E. Butt Grocery Co., accounted for 9.9% of net sales during fiscal 2006 and 12.1% of net sales for fiscal 2005, and two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.6% of net sales during fiscal 2006 and 30.9% of net sales for fiscal 2005.

The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

The shell eggs we sell are either delivered by us to our customers' warehouses and facilities with our own fleet of owned or contracted refrigerated delivery trucks or are picked up by our customers at our processing facilities.

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

According to U.S. Department of Agriculture reports, since 2000, annual per capita consumption in the United States has varied between 252 and 256 eggs. While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs in approximately 29 states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We are a major factor in egg marketing in a majority of these states. Many states in our market area are egg deficit regions; that is, production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of our markets.

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, eight of our first quarters and six of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s BestTM and Farmhouse eggs. Egg-Land’s BestTM eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s BestTM eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best TM eggs accounted for approximately 11.4% of our shell egg dollar sales in fiscal 2006. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains and drinking water that is free of hormones or other chemical additives. Farmhouse and other non EB specialty eggs accounted for 2.6% of our shell egg dollar sales in fiscal 2006. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues. The statistical data concerning specialty egg sales is about the same as last fiscal year and does not reflect the upward trend of specialty eggs. Specialty egg sales volume as a percent of shell egg sales for the Hillandale operations were not as high as our other operations.

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

While the shell egg industry remains highly fragmented, it has been characterized by a growing concentration of producers. In 2005, 65 producers with one million or more layers owned 85% of the 291 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Tradenames. We own the trade names Farmhouse, Rio Grande and Sunups. We do not own any patents or proprietary technologies. We produce and market Egg-Land's Best(TM) eggs under license agreements with EB. We own a 25.7% equity interest in EB.

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

Environmental Regulation. Our operations and facilities are subject to various federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made and will continue to make capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We do not currently know of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future. In addition, under certain circumstances, we may incur costs associated with our contract producers' failure to comply with laws and regulations, including environmental laws and regulations.

Employees. As of June 3, 2006, we had a total of approximately 1,650 employees of whom 1,450 worked in egg production, processing and marketing, 100 were engaged in feed mill operations and 100 were administrative employees, including officers, at our executive offices. Approximately 4% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

 Item 1A. Risk Factors

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

Feed costs represent the largest element of our shell egg production cost, ranging from 52% to 57% of total annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybeans, essential feed ingredients, are favorable this year compared to with last year. However, there are wide swings in corn and soybean prices because of dry conditions in the Midwest and widely varying forecast projections for the 2006 fall harvest season in September and October. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

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

We plan to pursue a growth strategy which includes acquisitions of other companies engaged in the production and sale of shell eggs. Acquisitions can require capital resources and divert management's attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

- will identify suitable acquisition candidates;

- can consummate acquisitions on acceptable terms; or

- can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business.

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

For the fiscal years ended June 3, 2006, and May 28, 2005, one customer, H.E. Butt Grocery Co., accounted for 9.9% of our net sales and 12.1% of our net sales, respectively, and two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.6% and 30.8% of our net sales, respectively. Our top 10 customers accounted for 66.8% and 64.7% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends largely upon the continued services of our senior management team, including Fred R. Adams, Jr., our Chairman and Chief Executive Officer. The loss or interruption of Mr. Adams' services or those of one or more of our other executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any key-man life insurance on any such persons.

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

 Fred R. Adams, Jr., our Chairman of the Board and Chief Executive Officer, and his spouse own 37.4% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 90.2% and his son-in-law, Adolphus B. Baker, our president, chief operating officer and one of our directors, owns 9.8% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.7% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 65.5%, and Messrs. Adams and Baker and their spouses possess 71.6% of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

Based on Mr. Adams' beneficial ownership of our outstanding capital stock, we are a "controlled company," as defined in Rule 4350(c) (5) of the listing standards of the NASDAQ National Market on which our shares of Common Stock are quoted. Accordingly, we are exempt from certain requirements of NASDAQ's corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable

 ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, two hatcheries, two wholesale distribution centers, 16 feed mills, 28 shell egg production facilities, 18 pullet growing facilities, and 27 processing and packing facilities Most of our operations are conducted from properties we own.

Presently, we own approximately 17,000 acres of land in various locations throughout our geographic market area. We have the ability to hatch 15.5 million pullet chicks annually, grow 13 million pullets annually, house 24 million laying hens and control the production of an aggregate total of 26 million layers. We also own or control mills that can produce 570 tons per hour of feed, and processing facilities capable of processing 8,800 cases of shell eggs per hour (with each case containing 30 dozen shell eggs). Our facilities are well-maintained and operate at a high level of efficiency. Typically, we insure our facilities for replacement value.

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $63 million. The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. The last reported sale price for our Common Stock on August 4, 2006 was $6.78 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2005 and fiscal 2006.

		Sales Price		Dividends

Fiscal Year Ended	Fiscal Quarter	High	Low

May 28, 2005	First Quarter	$16.490	$9.800	$0.0125
	Second Quarter	14.450	9.910	$0.0125
	Third Quarter	14.930	9.110	$0.0125
	Fourth Quarter	10.550	5.720	$0.0125

June 3, 2006	First Quarter	$6.900	$5.550	$0.0125
	Second Quarter	7.010	5.750	$0.0125
	Third Quarter	7.440	6.080	$0.0125
	Fourth Quarter	7.900	6.030	$0.0125

There is no public trading market for the Class A Common Stock all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (90.2%) and his son-in-law Adolphus Baker, President, Chief Operating Officer and Director of the Company (9.8%).

STOCKHOLDERS

At August 4, 2006, there were approximately 306 record holders of our Common Stock and approximately 4,225 beneficial owners whose shares were held by nominees or broker dealers.

DIVIDENDS

We have paid cash dividends on our Common Stock since 1998. The annual dividend rate of $0.05 per share of Common Stock, or $0.0125 per quarter, was paid in each of the full quarters shown in the table above. We expect to pay cash dividends on our Common Stock at the same annual rate of $0.05 per share. Since 1998, we have also paid cash dividends on our Class A Common Stock at a rate equal to 95% of the annual rate on our Common Stock. Our Board of Directors will continue to consider the declaration of cash dividends in the future in light of our results of operations, financial condition, capital requirements for possible acquisitions and new construction, and other relevant economic factors. In addition, under the terms of agreements with our principal lenders, we are subject to various financial covenants, including a limitation on our ability to pay cash dividends in an aggregate amount not to exceed $500,000 per quarter.

RECENT SALES OF UNREGISTERED SECURITIES

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 3, 2006.

EQUITY COMPENSATION PLAN INFORMATION

 NEW STOCK OPTION PLAN AND STOCK APPRECIATION RIGHTS PLAN

On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the “Plan”) and reserved 500,000 shares of Common Stock for issuance upon exercise of options granted under the Plan. Options issued pursuant to the Plan may be granted to any of our employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, we issued 360,000 options with an exercise price of $5.93 per share. The options have ten-year terms and vest over five years beginning from the date of grant. The Plan was ratified by our shareholders at our annual meeting of shareholders held on October 13, 2005.

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

The following table contains information, as of June 3, 2006, about our equity compensation plans, all of which were approved by our shareholders.

			Number of Shares of Common
			Stock Remaining Available for
	Number of Shares of Common	Weighted Average	Future Issuance Under
	Stock To Be Issued upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Shares
	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

1993 and 1999 Stock Option Plan	113,400	$1.93	8,000

2005 Stock Option Plan.	360,000	$5.93	140,000

2005 Stock Appreciation Rights Plan	*	$5.96	385,000

* See paragraph above concerning exercising SARs

See Note 9 “Stock Option Plan” in our Consolidated Financial Statements for the fiscal year ended June 3, 2006.

PURCHASES OF EQUITY SECURITIES

On August 3, 2004, our Board of Directors approved a repurchase program whereby we were authorized to purchase up to 2,000,000 shares of our Common Stock. However, there were no purchases under the program in fiscal 2006, which expired on July 31, 2005. We do not have any other stock repurchase programs.

 ITEM 6. SELECTED FINANCIAL DATA

The per share data shown in the following table has been adjusted to reflect the 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal year 2002.

	Fiscal Years Ended

	June 3,	May 28,	May 29,	May 31,		June 1,
	2006	2005	2004	2003		2002
	53 wks	52 wks	52 wks	52 wks		52 wks
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales	$477,555	$375,266	$572,331	$387,462		$326,171
Cost of sales	415,338	339,833	396,704	315,169		291,767
Gross profit	62,217	35,433	175,627	72,293		34,404
Selling, general and administrative	57,702	47,758	69,305	46,029		42,332
Operating income (loss)	4,515	(12,325)	106,322	26,264		(7,928)
Other income (expense):
Interest expense (net of non cash)	(5,582)	(4,222)	(6,527)	(8,096)		(8,503)
Interest expense - non cash	(1,284)	-	-	-		-
Equity in income (loss) of affiliates	(757)	(88)	5,923	442		(480)
Minority Interest	165	-	-	-		-
Other (net)	1,465	1,227	524	527		547
	(5,993)	(3,083)	(80)	(7,127)		(8,436)
Income (loss) before income tax	(1,478)	(15,408)	106,242	19,137		(16,364)
Income tax expense (benefit)	(465)	(5,050)	39,800	6,925		(5,790)
Net income (loss)	$(1,013)	$(10,358)	$66,442	$12,212	$	(10,574)
Net income (loss) per common share:
Basic	$(.04)	$(.43)	$2.78	$.52		$(.45)
Diluted	$(.04)	$(.43)	$2.73	$.515		$(.45)

Cash dividends declared per share *	$0.050	$0.050	$0.050	$0.050		$0.050

Weighted average shares outstanding:
Basic	23,496	23,834	23,874	23,528		23,528
Diluted	23,496	23,834	24,342	23,724		23,528
Balance Sheet Data:
Working capital	$60,800	$73,587	$92,949	$27,749		$17,310
Total assets	317,118	269,534	301,559	235,392		229,654
Total debt (including current maturities)	103,912	82,994	90,031	108,244		118,362
Total stockholders’ equity	119,775	121,855	140,165	66,085		54,460

Operating Data:
Total number of layers at period ended (thousands)	23,276	18,164	20,318	19,877		19,201
Total shell eggs sold (millions of dozens)	683.1	575.4	605.2	570.7		561.8

*Class A shares paid at 95% dividend rate

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors; Forward-Looking Statements

For information relating to important risks and uncertainties that could materially adversely affect our business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A above under the caption "Risk Factors." In addition, because the following discussion includes numerous forward-looking statements relating to us, our results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption "Important Factors Relating to Forward-Looking Statements."

OVERVIEW

We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 3, 2006 (53 weeks), May 28, 2005 (52 weeks) and May 29, 2004 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated. At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. We currently are the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for approximately 94% of our net sales in fiscal 2006 and 96% in fiscal 2005. Egg products accounted for approximately 2% of our net sales in fiscal 2006 and none in fiscal 2005. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by us primarily to national and regional supermarket chains.

We currently use contract producers for approximately 11% of our total egg production. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We also own the eggs produced. Also, shell eggs are purchased, as needed, for resale by us from outside producers.

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

The purchase of Hillandale, LLC, AEP and Hillandale Farms, LLC described above in Part1, Item1, are collectively referred to below as the “Acquisitions".

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Years Ended

	June 3, 2006	May 28, 2005	May 29, 2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	87.0	90.6	69.3
Gross profit	13.0	9.4	30.7
Selling, general & administrative expenses	12.1	12.7	12.1
Operating income (loss)	0 .9	(3.3)	18.6
Other income (expense)	(1.2)	(0.8)	(0.1)
Income (loss) before taxes	(0.3)	(4.1)	18.5
Income tax expense (benefit)	(0.1)	(1.3)	6.9
Net income (loss)	(0.2)%	(2.8)%	11.6%

Fiscal Year Ended June 3, 2006 Compared to Fiscal Year Ended May 28, 2005

Net Sales. In fiscal 2006, approximately 94% of our net sales consist of shell egg sales and approximately 4% was for incidental feed sales to outside egg producers, with the 2% balance consisting of sales of egg products. Net sales for the fiscal year ended June 3, 2006 were $477.6 million, an increase of $102.3 million, or 27.2%, from net sales of $375.3 million for fiscal 2005. The Acquisitions accounted for $82.0 million of the increase. Excluding the Acquisitions, on a comparable basis, net sales increased $20.3 million, or 5.4%. Total dozens of eggs sold and egg selling prices increased as compared to fiscal 2005. In fiscal 2006, total dozens of shell eggs sold were 683.1 million, including 118.6 million dozen sold by the Acquisitions, an increase of 107.7 million dozen, or 18.7%, compared to 575.4 million dozen sold in fiscal 2005. On a comparable basis, excluding the Acquisitions, dozens sold decreased 10.9 million dozen. Our average selling price of shell eggs increased from $.625 per dozen for fiscal 2005 to $.672 per dozen for fiscal 2006, an increase of $.047 per dozen, or 7.5%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. During fiscal 2004, consumer demand increased, partially due to the popularity of high protein diets. Egg producers increased egg supply to meet consumer demand. During our second fiscal 2005 quarter, consumer demand decreased to normal levels. At the same time, egg supply continued at the higher levels and resulted in a drop in egg selling prices for the remainder of fiscal 2005. During fiscal 2006, consumer demand improved slightly, but egg supply continued at higher levels.

Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended June 3, 2006 was $415.3 million, an increase of $75.5 million, or 22.2%, as compared to cost of sales of $339.8 million for fiscal 2005. The Acquisitions’ cost of sales accounted for $76.6 million of the increase. Excluding the Acquisitions, on a comparable basis, cost of sales decreased $1.1 million. On a comparable basis, dozens produced, dozens purchased from outside shell egg producers and cost of feed ingredients decreased in fiscal 2006. The cost of the shell eggs purchased from outside producers increased slightly due to improved egg market selling prices. Feed cost for fiscal 2006 was $.206 per dozen, compared to $.225 per dozen for the prior fiscal year, a decrease of 8.4%. An increase in egg selling prices, a decrease in feed ingredient costs, offset by a higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 9.4% of net sales for fiscal 2005 to 13.0% of net sales for fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $57.7 million in fiscal 2006, an increase of $9.9 million as compared to $47.8 million for fiscal 2005. The Acquisitions’ selling, general and administrative expense accounted for $9.5 million of the increase. Excluding the Acquisitions, selling, general and administrative expense increased $400,000. Total insurance costs decreased $2.7 million and bad debt expense resulted in a net recovery of $500,000. These cost reductions were offset by an increase of $2.2 million in franchise fees for specialty egg sales and an increase in our equity compensation plan expense. In fiscal 2005, we recorded a benefit of $1.3 million, applicable to stock options and Tandem Stock Appreciation Rights accounted for under the variable plan accounting requirements of APB Opinion No.25, “Accounting for Stock Issued to Employees”. The market price of our outstanding common stock ranged from $13.80 at May 29, 2004 to $6.76 at May 28, 2005 and $7.19 at June 3, 2006. Delivery costs, including fuel costs, have also increased. Selling, general and administrative expense was $0.084 per dozen sold for fiscal 2006 as compared to $0.083 for fiscal 2005. As a percent of net sales, selling, general and administrative expense decreased from 12.7% for fiscal 2005 to 12.1% for fiscal 2006.

Operating Income(Loss) . As a result of the above, our operating income was $4.5 million for fiscal 2006, as compared to operating loss of $12.3 million for fiscal 2005. As a percent of net sales, the operating income for fiscal 2006 was 0.9%, as compared to operating loss of 3.3% for fiscal 2005.

Other Income (Expense). Other income or expense consists of costs or income not directly charged to, or related to, operations such as equity in income of affiliates and interest expense. Other expense for fiscal 2006 was $6.0 million as compared to other expense of $3.1 million 2005, an increase of $2.9 million. For fiscal 2006, net interest expense increased $2.6 million, the net result of a $1.6 million increase in interest expense, a $1.3 million increase in non-cash interest expense and a $600,000 decrease in interest income. Interest expense increased due to higher long-term debt balances and less interest income was received due to lower cash equivalent investments. The non-cash expense is imputed on our non-interest bearing obligation to acquire 49% of Hillandale, LLC’s membership units over a four year period. Other income for fiscal 2006 decreased due to net losses of affiliates. As a percent of net sales, other expense was 1.2% for fiscal 2006, as compared to 0.8% for fiscal 2005.

Income Taxes. For the fiscal year ended June 3, 2006, our pre-tax loss was $1.5 million, as compared to pre-tax loss of $15.4 million for fiscal 2005. For fiscal 2006, an income tax benefit of $465,000 was recorded with an effective tax rate of 31.5%, as compared to an income tax benefit of $5.0 million with an effective tax rate of 32.8% for fiscal 2005. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain employee stock option expense and 49% of Hillandale, LLC’s profits and losses held by its minority owners.

Net Income. As a result of the above, net loss for fiscal 2006 was $1.0 million, or $0.04 per basic and diluted share, compared to net loss of $10.4 million, or $0.43 per basic and diluted share, for fiscal 2005.

Fiscal Year Ended May 28, 2005 Compared to Fiscal Year Ended May 29, 2004

Net Sales. For fiscal 2005, approximately 96% of our net sales consisted of shell egg sales and approximately 3% consisted of incidental feed sales to outside egg producers, with the 1% balance consisting of net sales from other farming activities. Net sales for the fiscal year ended May 28, 2005 were $375.3 million, a decrease of $197.0 million, or 34.4%, from net sales of $572.3 million for fiscal 2004. Total dozens of eggs sold and egg selling prices decreased as compared to fiscal 2004. In fiscal 2005, total dozens of shell eggs sold were 575.4 million, a decrease of 29.8 million dozen, or 4.9%, compared to 605.2 million dozen sold in fiscal 2004. Our average selling price of shell eggs decreased from $.914 per dozen for fiscal 2004 to $.625 per dozen for fiscal 2005, a decrease of $.289 per dozen, or 32.0%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. During fiscal 2004 and the first quarter of fiscal 2005, consumer demand increased. This increase in demand was partially due to the popularity of high protein diets. At the start of fiscal 2004, egg supply was level and, during fiscal 2004, egg producers increased egg supply to meet consumer demand. During our second fiscal 2005 quarter, consumer demand decreased to normal levels. At this same time, egg supply continued at the higher levels and resulted in a drop in egg selling prices for the remainder of fiscal 2005.

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

Capital Resources and Liquidity. Our working capital at June 3, 2006 was $60.8 million compared to $73.6 million at May 28, 2005. Our current ratio was 1.94 at June 3, 2006 as compared with 2.41 at May 28, 2005. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventory balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at June 3, 2006. Our long-term debt at that date, including current maturities, totaled $103.9 million, as compared to $83.0 million at May 28, 2005.

For the fiscal year ended June 3, 2006, $20.9 million in net cash was provided by operating activities. This compares to $9.6 million of net cash provided for fiscal year ended May 28, 2005. In fiscal 2006, $23.7 million was used for acquisitions of businesses, $12.3 million was used for purchases of property, plant and equipment, and $2.6 million was received from sales of property, plant and equipment. Net cash of $10.4 million was provided by investments and $200,000 received on notes receivable. As part of our stock option plan, approximately $100,000 was received for sales of common stock from the treasury, and $1.2 million was used for payments of dividends on our common stock. Proceeds from long-term borrowings of $28.0 million were received in additional long-term debt and payments of $31.9 million were made on long-term debt. The net result was a decrease in cash and cash equivalents of approximately $6.9 million.

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

Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, and 45% of cumulative net income); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 3, 2006, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, the egg production and marketing operations acquired and liabilities assumed by us were transferred to a new Florida limited liability company named Hillandale, LLC. The two Hillandale companies were the initial members of Hillandale, LLC, for formation purposes. Upon the completion of an evaluation of the assets and liabilities acquired and assumed by us, as agreed to by the parties to the Agreement, we purchased 51% of the Units of Membership in Hillandale, LLC. The remaining 49% of the Units of Membership in Hillandale, LLC, are to be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value as calculated in accordance with the terms of the Agreement. The acquisition was made for cash and borrowings to the extent necessary. Funding of the remaining Units of Membership of Hillandale is expected to be provided by our cash balances, cash provided by operations and our revolving credit agreement.

We project capital expenditures, excluding any future acquisitions, of an aggregate of approximately $10.0 million during fiscal 2007.

We currently have a $1.9 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.9 million deferred tax liability would not impact our consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

We believe that our existing cash and investments, as well as our unused lines of credit, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no existing off-balance sheet arrangements as defined under Securities and Exchange Commission regulations.

Contractual Obligations

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7, and on lease obligations in Note 6, of Notes to Consolidated Financial Statements. The table does not reflect the obligations incurred by us for the Hillandale acquisition, the exact amounts of which are to be determined under the terms of the Agreement. At the closing of the Hillandale transaction on October 12, 2005, we purchased 51% of the Units of Membership in Hillandale, LLC. We will incur costs, which cannot now be estimated, for our purchase of the remaining 49% of the Units of Membership over the four-year period following the closing.

	Total	2007	2008	2009	2010	2011	Over 5 years

Long-term debt	$103,912	$11,902	$12,787	$10,945	$11,180	$8,997	$48,101
Operating leases	$16,138	$7,305	$3,964	$1,826	$1,424	$750	$869
Total	$120,050	$19,207	$16,751	$12,771	$12,604	$9,747	$48,970

Impact of Recently Issued Accounting Standards.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) required companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We adopted SFAS No. 123(R) in the first quarter of fiscal 2007 using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. Companies are required to recognize a cumulative effect of a change in accounting principal, net of any tax effect, to reflect the difference between the intrinsic value and fair value of liability awards on the date of adoption. Statement 123(R) also requires a portion of the benefits of tax deductions resulting from the exercise of stock options to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. No change to prior periods presented is permitted under the modified prospective method. Management expects the cumulative effect adjustment will be insignificant in the period of adoption.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for "Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a significant impact on its results of operations, financial position or cash flows.

Critical Accounting Policies. The preparation of financial statements in accordance with U.S. generally accepted accounting standards requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $7.0 million at June 3, 2006. The combined total assets and total liabilities of these companies were approximately $38 million and $23 million, respectively, at June 3, 2006. We are a guarantor of approximately $5.4 million of long-term debt of one of the affiliates.

Goodwill. At June 3, 2006, our goodwill balance represented 1.3% of total assets and 3.4% of stockholders’ equity. Goodwill relates to the fiscal 1999 acquisition of Hudson Brothers, Inc., and the fiscal 2006 acquisition of Hillandale Farms, LLC. We adopted, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. We have only one operating segment, which is our sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $4.3 million at June 3, 2006. We are a party to no other market risk sensitive instruments requiring disclosure.

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

2. Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 3, 2006. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control - Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. We maintain documentation providing reasonable support for management’s assessment of the effectiveness of our internal control over financial reporting. Management’s documentation includes:

•	The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;

•	Information about how significant transactions are initiated, authorized, recorded, processed and reported;

•	Sufficient information about the flow of transactions to identify the points at which material misstatements due to error or fraud could occur;

•	Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;

•	Controls over the period-end financial reporting process;

•	Controls over safeguarding of assets; and

•	The results of management’s testing and evaluation.

4. Management has determined that our internal control over financial reporting as of June 3, 2006 is effective and that there is no material weakness in our internal control over financial reporting as of that date. In that connection, a “material weakness,” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cal-Maine Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 3, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal-Maine Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cal-Maine Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cal-Maine Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 3, 2006, May 28, 2005, and May 29, 2004, and our report dated August 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 11, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and subsidiaries as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended June 3, 2006, May 28, 2005, and May 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at June 3, 2006 and May 28, 2005, and the consolidated results of their operations and their cash flows for each of the years ended June 3, 2006, May 28, 2005, and May 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cal-Maine Foods Inc.’s internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 11, 2006

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 3	May 28
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$13,295	$20,221
Investments	25,000	35,384
Receivables:
Trade receivables, less allowance for doubtful
accounts of $346 in 2006 and $92 in 2005	23,804	16,044
Other	1,151	695
	24,955	16,739

Recoverable federal and state income taxes	1,177	6,676
Inventories	57,843	45,628
Prepaid expenses and other current assets	3,408	1,308
Total current assets	125,678	125,956
Other assets:
Notes receivable and investments	8,316	11,681
Goodwill	4,016	3,147
Other	2,833	1,362
	15,165	16,190
Property, plant and equipment, less accumulated
depreciation	176,275	127,388
Total assets	$317,118	$269,534

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$24,190	$20,034
Accrued wages and benefits	6,262	5,740
Accrued expenses and other liabilities	4,190	7,346
Current maturities of purchase obligation	6,884	-
Current maturities of long-term debt	11,902	10,149
Deferred income taxes	11,450	9,100
Total current liabilities	64,878	52,369
Long-term debt, less current maturities	92,010	72,845
Minority interest	919	-
Purchase obligation, less current maturities	16,751	-
Other noncurrent liabilities	3,860	2,175
Deferred income taxes	18,925	20,290
Total liabilities	197,343	147,679
Stockholders' equity:
Common stock, $.01 par value
Authorized shares – 60,000 in 2006 and 2005
Issued and outstanding shares – 35,130 in 2006 and 2005	351	351
Class A common stock, $.01 par value
Authorized shares – 2,400 in 2006 and 2005
Issued and outstanding shares – 2,400 in 2006 and 2005	24	24
Paid-in capital	28,700	28,621
Retained earnings	112,183	114,366
Common stock in treasury (14,039 shares in 2006 and 14,043
shares in 2005)	(21,483)	(21,507)
Total stockholders' equity	119,775	121,855
Total liabilities and stockholders' equity	$317,118	$269,534

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended
	June 3	May 28	May 29
	2006	2005	2004

Net sales	$477,555	$375,266	$572,331
Cost of sales	415,338	339,833	396,704
Gross profit	62,217	35,433	175,627
Selling, general and administrative	57,702	47,758	69,305
Operating income (loss)	4,515	(12,325)	106,322

Other income (expense):
Interest expense	(7,949)	(5,906)	(7,618)
Interest income	1,083	1,684	1,091
Equity in income (loss) of affiliates	(757)	(88)	5,923
Minority interest	165	-	-
Other, net	1,465	1,227	524
	(5,993)	(3,083)	(80)
Income (loss) before income taxes	(1,478)	(15,408)	106,242
Income tax expense (benefit)	(465)	(5,050)	39,800
Net income (loss)	$(1,013)	$(10,358)	$66,442

Net income (loss) per share:
Basic	$(.04)	$(.43)	$2.78
Diluted	$(.04)	$(.43)	$2.73
Weighted average shares outstanding:
Basic	23,496	23,834	23,874
Diluted	23,496	23,834	24,342

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at May 31, 2003	17,565	$176	1,200	$12	7,001	$(13,099)	$18,784	$60,212	$66,085
Two-for-one stock split
effected in the form of a
stock dividend	17,565	175	1,200	12	7,001	-	(187)	-	-
Cash dividends paid
($.05 per common share) *	-	-	-	-	-	-	-	(746)	(746)
Issuance of common stock
from treasury	-	-	-	-	(695)	673	7,711	-	8,384
Net income for fiscal 2004	-	-	-	-	-	-	-	66,442	66,442
Balance at May 29, 2004	35,130	351	2,400	24	13,307	(12,426)	26,308	125,908	140,165

Purchase of treasury stock	-	-	-	-	943	(9,344)	-	-	(9,344)
Cash dividends paid ($.05
per common share) *	-	-	-	-	-	-	-	(1,184)	(1,184)
Issuance of common
stock from treasury	-	-	-	-	(207)	263	2,313	-	2,576
Net loss for fiscal 2005	-	-	-	-	-	-	-	(10,358)	(10,358)

Balance at May 28, 2005	35,130	351	2,400	24	14,043	(21,507)	28,621	114,366	121,855

Cash dividends paid ($.05
per common share) *	-	-	-	-	-	-	-	(1,170)	(1,170)
Issuance of common
stock from treasury	-	-	-	-	(4)	24	79	-	103
Net loss for fiscal 2006	-	-	-	-	-	-	-	(1,013)	(1,013)

Balance at June 3, 2006	35,130	$351	2,400	$24	14,039	$(21,483)	$28,700	$112,183	$119,775

*Class A shares paid at 95% dividend rate

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	June 3	May 28	May 29
	2006	2005	2004

Cash flows from operating activities
Net income (loss)	$(1,013)	$(10,358)	$66,442
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	20,569	16,441	16,842
Deferred income taxes	985	(710)	3,550
Equity in (income) loss of affiliates	757	88	(5,924)
Gain on disposal of property, plant and
equipment	(1,108)	(599)	(307)
Interest on purchase obligation	1,284	-	-
Minority interest	(165)	-	-
Change in operating assets and liabilities, net
of effects from acquisition
Receivables and other assets	3,244	4,835	(1,459)
Inventories	2,136	3,624	(756)
Accounts payable, accrued expenses
and other liabilities	(5,758)	(3,707)	6,750
Net cash provided by operating activities	20,931	9,614	85,138

Cash flows from investing activities
Purchases of investments	(60,823)	(89,499)	(32,491)
Sales of investments	71,207	75,581	11,025
Acquisition of businesses, net of cash acquired	(23,756)	-	-
Payments received on notes receivable and
from investments	2,288	2,170	2,405
Purchases of property, plant and equipment	(12,372)	(11,977)	(10,673)
Increase in notes receivable and investments	(2,048)	(811)	-
Net proceeds from disposal of property,
plant and equipment	2,638	879	594
Net cash used in investing activities	(22,866)	(23,657)	(29,140)

Cash flows from financing activities
Long-term borrowings	28,000	2,500	25,000
Principal payments on long-term debt	(31,924)	(9,537)	(43,213)
Proceeds from issuance of common stock from
treasury	103	314	8,384
Purchases of common stock for treasury	-	(9,344)	-
Payments of dividends	(1,170)	(1,184)	(746)
Net cash used in financing activities	(4,991)	(17,251)	(10,575)
Increase (Decrease) in cash and cash equivalents	(6,926)	(31,294)	45,423
Cash and cash equivalents at beginning of year	20,221	51,515	6,092
Cash and cash equivalents at end of year	$13,295	$20,221	$51,515

Non-cash investing activity - note receivable for
sale of livestock	$-	$644	$1,865

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
June 3, 2006
1. Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

Business
The Company is engaged in the production, processing and distribution of shell eggs. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 36.6%, 30.9% and 26.8% of the Company's net sales in fiscal 2006, 2005 and 2004, respectively. Another customer accounted for 9.9%, 12.1% and 11.9% of the Company's net sales in fiscal 2006, 2005 and 2004, respectively.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments
Investments include primarily pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. We have designated these investments as available-for-sale securities and have accounted for them in accordance with the standards of Statement of Financial Accounting Standards SFAS No.115, "Accounting For Certain Investments: Debt and Equity Securities." Due to the nature of the investments, the cost at June 3, 2006 and May 28, 2005 approximates fair value; therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $23,804 at June 3, 2006 and $16,044 at May 28, 2005. Trade receivables are presented net of allowance for doubtful accounts of $346 at June 3, 2006 and $92 at May 28, 2005.

Allowance for Doubtful Accounts
In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Impairment of Long-Lived Assets
The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. When triggering events or circumstances indicate a fixed asset may be impaired, we perform an impairment analysis in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Intangible Assets
Included in other assets are loan acquisition costs which are amortized over the life of the related loan and franchise fees which are amortized over ten years.

Goodwill
Goodwill represents the excess of cost of business acquisitions over the fair value of the net identifiable assets acquired. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

Revenue Recognition and Delivery Costs
Revenue is recognized when product is delivered and title has passed to customers.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $24,560, $18,311, and $18,172 in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising costs were $875 in fiscal 2006, $821 in fiscal 2005, and $564 in fiscal 2004.

Income Taxes
Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation
The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method.

	Fiscal year ended
	June 3	May 28	May 29
	2006	2005	2004

Net income (loss)	$(1,013)	$(10,358)	$66,442
Add: Stock-based employee compensation
expense income included in reported
net income (loss)	256	(798)	14,316
Deduct: Total stock-based employee
compensation (expense) income determined
under fair value based method for all awards	(201)	400	(6,905)
Pro forma net income (loss)	$(958)	$(10,756)	$73,853

Net income (loss) per share:
Basic — as reported	$(.04)	$(.43)	$2.78
Basic — pro forma	$(.04)	$(.45)	$3.09

Diluted — as reported	$(.04)	$(.43)	$2.73
Diluted — pro forma	$(.04)	$(.45)	$3.03

Net Income (Loss) per Common Share
Basic net income (loss) per share is based on the weighted average common shares outstanding. Diluted net income (loss) per share includes any dilutive effects of options and warrants outstanding. Stock options representing approximately 85,000 and 185,000 common shares were excluded from the calculation of dilutive net loss per share for the years ended June 3, 2006 and May 28, 2005, respectively, because the effect was anti-dilutive.

Stock Split
On April 14, 2004, the Shareholders of the Company approved amendments to the Certificate of Incorporation to facilitate a two-for-one stock split approved by the Board of Directors on January 26, 2004. The split was affected in the form of a stock dividend paid on April 23, 2004 to stockholders of record on April 14, 2004. All share and per share data in this report has been adjusted to reflect this stock split.

Impact of Recently Issued Accounting Standards
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) required companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2007 using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. Companies are required to recognize a cumulative effect of a change in accounting principal, net of any tax effect, to reflect the difference between the intrinsic and fair value of liability awards on the date of adoption. Statement 123(R) also requires a portion of the benefits of tax deductions resulting from the exercise of stock options to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. No change to prior periods presented is permitted under the modified prospective method. Management expects the cumulative effect adjustment will be insignificant in the period of adoption.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for "Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement No.109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No.48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a significant impact on its results of operations, financial position or cash flows.

Fiscal Year
The Company's fiscal year-end is on the Saturday nearest May 31, which was June 3, 2006 (53 weeks), May 28, 2005 (52 weeks) and May 29, 2004 (52 weeks), for the most recent three fiscal years.

2. Acquisitions
The Company entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, "Hillandale"), and the Hillandale shareholders (the "Agreement"). Under the terms of the Agreement, we acquired 51% of the units of membership in Hillandale, LLC for cash of approximately $27,000 October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value at the time of purchases as calculated in accordance with the terms of the Agreement. The total preliminary purchase price is estimated to be as follows :

Cash consideration paid to seller for 51% of Hillandale, LLC's membership units	$27,006
Obligation to acquire 49% of Hillandale, LLC's membership units	25,947
52,953
Less discount of preliminary purchase price to the present value as of July 28, 2005	(3,556)
Total preliminary purchase price	$49,397

The preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed as follows:

Assets acquired:
Cash and cash equivalents	$3,918
Receivables	7,181
Inventories	11,330
Prepaid and other assets	2,798
Property, plant and equipment	49,531
Total assets acquired	74,758
Liabilities assumed:
Accounts payable and accrued expenses	3,567
Notes payable and long-term debt	21,794
Total liabilities assumed	25,361
Net assets acquired	$49,397

In October 2005, the Company paid substantially all of Hillandale, LLC’s notes payable and long-term debt and obtained a new $28,000 term loan from an insurance company secured by substantially all of the property, plant and equipment of Hillandale, LLC, and requires monthly principal payments of $150 plus interest beginning in January 2007 through November 2020. The obligation to acquire 49% of Hillandale, LLC is recorded at its present value of $23,600 million as of June 3, 2006, of which $6,900 million is included in current liabilities and $16,700 million is included in non-current liabilities in the accompanying consolidated balance sheet. The Company will purchase an additional 13% of Hillandale, LLC based on the value of LLC membership as of July 29,2006.

The Company gained effective control of the Hillandale operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes is July 28, 2005. The operations of Hillandale, LLC were consolidated with our operations as of July 29, 2005.

Prior to the acquisition, the Company had a 44% membership interest in American Egg Products, LLC ("AEP") and Hillandale, LLC had a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, the Company's membership in AEP was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interest in AEP. Accordingly, the financial statements of AEP have been consolidated with our financial statements beginning July 29, 2005. AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. AEP has contract shell egg production for approximately 50% of its shell egg requirements and purchases the balance from regional egg markets.

Hillandale, LLC's production facilities are principally located in Florida. Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our current egg production capacity by approximately 30%.

As of July 28, 2005, Hillandale, LLC owned a 50% ownership interest in Hillandale Farms, LLC that was accounted for by the equity method. On October 5, 2005, Hillandale, LLC acquired the other 50% interest in Hillandale Farms, LLC for $1,000. The purchase price was allocated to the assets acquired and liabilities assumed and resulted in approximately $900 of goodwill. Hillandale Farms, LLC is engaged in the production, processing and distribution of shell eggs.

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

	Fiscal Year Ended
	June 3, 2006	May 28, 2005

Net sales	$490,529	$456,018
Net loss	$(5,169)	$(29,326)
Basic net loss per share	$(0.22)	$(1.25)
Diluted net loss per share	$(0.22)	$(1.25)

3. Investment in Affiliates

The Company owns 50% each of Cumberland Milling JV, Specialty Eggs LLC, Delta Egg Farm, LLC ("Delta Egg") and Green Forest Foods, LLC at June 3, 2006. Investment in affiliates, recorded using the equity method of accounting, totaled $6,763 and $8,502 at June 3, 2006 and at May 28, 2005, respectively. Equity in income or (loss) of ($757), ($88), and $5,923 from these entities have been included in the consolidated statements of operations for fiscal 2006, 2005 and 2004, respectively.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $10,768 million at June 3, 2006. Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

4. Inventories

Inventories consisted of the following:

	June 3,	May 28,
	2006	2005

Flocks	$39,092	31,088
Eggs	3,820	2,477
Feed and supplies	14,931	12,063
	$57,843	45,628

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 3,	May 28,
	2006	2005

Land and improvements	$40,741	35,416
Buildings and improvements	133,884	105,519
Machinery and equipment	158,791	137,401
Construction-in-progress	6,415	2,990
	339,831	281,326
Less accumulated depreciation	163,556	153,938
	$176,275	127,388

Depreciation expense was $20,417 and $16,367 and $16,520 in fiscal 2006, 2005 and 2004, respectively.

6. Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at June 3, 2006 are as follows:

2007	$7,305
2008	3,964
2009	1,826
2010	1,424
2011	750
Thereafter	869
Total minimum lease payments	$16,138

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $9,918, $8,109 and $9,193 in fiscal 2006, 2005 and 2004, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment. Included in rent expense are vehicle rents totaling $1,049, $1,318 and $1,766 in fiscal 2006, 2005 and 2004, respectively.

7. Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	June 3	May 28
	2006	2005
Note payable at 6.7%; due in monthly installments
of $100, plus interest, maturing in 2009	$9,600	$10,900
Note payable at 8.26%; due in monthly installments
of $155, including interest, maturing in 2015	14,500	15,138
Series A Senior Secured Notes at 6.87%; due in
annual principal installments of $1,917 beginning in
December 2002 through 2008 with interest due
semi-annually	3,833	5,750
Series B Senior Secured Notes at 7.18%; due in
annual principal installments of $2,143 beginning in
December 2003 through 2009 with interest due
semi-annually	8,571	10,714
Industrial revenue bonds at 6.10%; due in
monthly installments of $146, including interest,
maturing in 2011	7,301	8,561
Note payable at 7.5%; due in monthly installments
of $36, including interest, maturing in 2011	1,822	2,106
Note payable at 7.06%; due in monthly installments
of $53, including interest, maturing in 2015	5,211	5,467
Note payable at 6.87%; due in monthly installments
of $45, including interest, maturing in 2015	4,441	4,663
Note payable at 6.80%; due in monthly installments
of $165, plus interest, maturing in 2013	15,050	17,195
Note payable at 5.8%; due in annual principal
installments of $250 beginning in April 2006 through
2015 with interest due quarterly	2,250	2,500
Note payable at 5.99%; due in monthly
installments of $150, plus interest, beginning in
January 2007 through 2020	28,000	-
Note payable at 6.75%;due in monthly principal
installments of $25, plus interest, maturing in 2009	2,825	-
Other	508	-
	103,912	82,994
Less current maturities	11,902	10,149
	$92,010	$72,845

The aggregate annual fiscal year maturities of long-term debt at June 3, 2006 are as follows:

2007	$11,902
2008	12,787
2009	10,945
2010	11,180
2011	8,997
Thereafter	48,101
$103,912

The Company has a $40,000 line of credit with three banks. The line of credit, which expires on December 31, 2007, is limited in availability based upon accounts receivable and inventories. The Company had $37,300 available to borrow under the line of credit at June 3, 2006. Borrowings under the line of credit bear interest at 3% above the federal funds rate. Facilities fees of 0.5% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, and 45% of cumulative net income); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 3, 2006, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, the Chief Executive Officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $7,198, $5,860 and $7,386 was paid during fiscal 2006, 2005 and 2004, respectively. Interest of $222 and $72 was capitalized for construction of certain facilities during fiscal 2006 and 2005, respectively. No interest was capitalized during fiscal 2004.

8. Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $150 for each occurrence. The Company's expenses including accruals for incurred but not reported claims, were approximately $5,128, $7,065 and $5,911 in fiscal 2006, 2005 and 2004, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. Company contributions to the ESOP vest immediately. The Company's contributions to the plan were $1,069, $1,643 and $1,755 in fiscal 2006, 2005 and 2004, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Deferred compensation expense totaled approximately $59 in fiscal 2006, $72 in fiscal 2005 and $80 in fiscal 2004.

9. Stock Compensation Plans

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2006: risk-free interest rate of 3%; dividend yield of 1%; volatility factor of the expected market price of the Company's common stock of 39.2%, and a weighted-average expected life of the options of 5 years. No options were granted by the Company during fiscal 2005 and 2004. The weighted-average fair value of options granted during fiscal 2006 was $2.68.

On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the "Plan") and reserved 500,000 shares for issuance upon exercise of options granted under the Plan. Options issued pursuant to the Plan may be granted to any of our employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, we issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005.

A summary of the Company's stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at June 1, 2003	1,087,200	$1.63
Exercised	(748,400)	1.56
Forfeited	(8,000)	1.80
Outstanding at May 29, 2004	330,800	1.70
Exercised	(202,000)	1.54
Outstanding at May 28, 2005	128,800	1.91
Granted	360,000	5.93
Exercised	(15,400)	1.82
Outstanding at June 3, 2006	473,400	4.97

Stock option information presented by the range of exercise prices was as follows at June 3, 2006:

	Number of Options		Weighted Average		Weighted
Range of	Outstanding		Exercise Price		Average
Exercise Price	Total	Exercisable	Total	Exercisable	Remaining Life

$ 1.5 to $ 2.13	113,400	77,640	$1.93	$1.87	5.9 years
$ 5.93	360,000	-	$5.93	$-	9.1 years

The Company has reserved 1,600,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At June 3, 2006, no shares were available for grant under the 1993 plan.

The Company has reserved 1,000,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR").

The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. At June 3, 2006, 8,000 shares were available for grant under the 1999 plan.

On July 28, 2005, our Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 1,000,000 shares of common stock of the Company. Stock Appreciation Rights ("SAR") may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive shares of our common stock equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, we issued 592,500 SARs with a strike price of $5.93 and, on August 26, 2005, we issued 22,500 SARs with a strike price of $6.71. The Rights Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005.

The weighted average remaining contractual life of the options outstanding was 8 years at June 3, 2006, 5 years at May 28, 2005, and 6 years at May 29, 2004. Of the total options outstanding, 77,600, 39,600 and 25,000 were exercisable at June 3, 2006, May 28, 2005, and May 29, 2004, respectively.

10. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 3,	May 28,	May 29,
	2006	2005	2004
Current:
Federal	$(1,450)	$(3,899)	$33,500
State	-	(387)	2,750
	(1,450)	(4,286)	36,250
Deferred:
Federal	1,245	(672)	2,950
State	(260)	(92)	600
	985	(764)	3,550
	$(465)	$(5,050)	$39,800

Significant components of the Company's deferred tax liabilities and assets were as follows:

	June 3	May 28
	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$16,217	$16,329
Cash basis temporary differences	1,911	2,070
Inventories	12,636	11,830
Investment in affiliates	1,686	2,126
Other	1,553	984
Total deferred tax liabilities	34,003	33,339

Deferred tax assets:
Accrued expenses	2,384	3,523
Discount on acquisition purchase price	372	-
Amortization of non-compete contracts	209	-
Job tax credit carryforward	250	-
Other	413	426
Total deferred tax assets	3,628	3,949
Net deferred tax liabilities	$30,375	$29,390

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	June 3	May 28	May 29
	2006	2005	2004

Statutory federal income tax (benefit)	$(518)	$(5,393)	$37,185
State income taxes (benefit), net	(169)	(311)	2,178
Non-deductible Hillandale, LLC losses	750	-	-
Tax exempt interest income	(634)	-	-
Other, net	106	654	437
	$(465)	$(5,050)	$39,800

Federal and state income taxes of $128, $391, and $41,868 were paid in fiscal 2006, 2005 and 2004, respectively. Federal and state income taxes of $7,077, $3,062 and $6,875 were refunded in fiscal 2006, 2005 and 2004, respectively.

11. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company's long-term debt is estimated to be $102,500. The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $4,347 at June 3, 2006. The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions. It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

12. Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$79,756	$138,288	$130,107	$129,404
Gross profit	960	17,809	25,973	17,475
Net income (loss)	(8,108)	(685)	7,990	(210)
Net income (loss) per share:
Basic	$(.35)	$(.03)	$.34	$(.01)
Diluted	$(.35)	$(.03)	$.34	$(.01)

	Fiscal Year 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$102,017	$90,730	$101,042	$81,477
Gross profit	10,681	4,986	17,115	2,651
Net income (loss)	(887)	(5,342)	2,421	(6,550)
Net income (loss) per share:
Basic	$(.04)	$(.23)	$.10	$(.28)
Diluted	$(.04)	$(.23)	$.10	$(.28)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 3, 2006, May 28, 2005, and May 29, 2004
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost	Write-off	End of
Description	Period	and Expense	of Accounts	Period

Year ended June 3, 2006:
Allowance for doubtful accounts	$92	$892	$638	$346

Year ended May 28, 2005:
Allowance for doubtful accounts	$90	$253	$251	$92

Year ended May 29, 2004:
Allowance for doubtful accounts	$1,158	$279	$1,347	$90

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 3, 2006.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission’s Regulation S-K, the report of management on our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(b) Attestation Report of the Registrant’s Public Accounting Firm

The attestation report of Ernst & Young LLP on management’s assessment of our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of June 3, 2006, of our internal control over financial reporting. Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 3, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - June 3, 2006 and May 28, 2005.

Consolidated Statements of Operations - Years Ended June 3, 2006, May 28, 2005 and May 29, 2004.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
June 3, 2006, May 28, 2005 and May 29, 2004.

Consolidated Statements of Cash Flows for the Years Ended June 3, 2006, May 28, 2005 and May 29, 2004.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b) Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number    Exhibit

2.1
Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, by and among Hillandale Farms of Florida, Inc., Hillandale Farms, Inc., Cal-Maine Foods, Inc. and Jack E. Hazen, Jack E. Hazen, Jr., Homer E. Honeycutt, Jr., Orland R. Bethel and Dorman W. Mizell. (9)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant. (7)

3.2	By-Laws of the Registrant, as amended. (1)

4.1	See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant’s common stock.

10.1
Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Amended and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of 29 May 1990, and amendments thereto (without exhibits). (1)

10.1(a)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3, 1997 (without exhibits). (2)

10.1(b)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 31, 2004 (without exhibits). (7)

10.1(c)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of April 14, 2004 (without exhibits). (7)

10.1(d)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of August 6, 2004 (without exhibits). (8)

10.1(e)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 15, 2005 (without exhibits). (8)

10.1(f)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of October 13, 2006 (without exhibits).

10.2	Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits). (1)

10.3	Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits). (1)

10.4	Employee Stock Ownership Plan, as Amended and Restated. (1) +

10.5	1993 Stock Option Plan, as Amended. (1) +

10.6	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994. (1) +

10.7	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant. (1) +

10.8	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (1)

10.9
Note Purchase Agreement, dated December 18, 1997, among the Registrant, Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) (3)

10.10	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (4)+

10.11
Secured note purchase agreement dated September 28, 1999 among the Registrant, Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) (5)

10.12	1999 Stock Option Plan (6)+

10.13	2005 Stock Option Plan (10)+

10.14	2005 Stock Appreciation Rights Plan (11)+

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+  Management contract or compensatory plan.
(1)	Incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809.

(2)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

(3)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

(4)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

(5)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

(6)	Incorporated by reference to the same exhibit in Registrant’s Form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

(7)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004.

(8)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005.

(9)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated July 28, 2005.

(10)	Incorporated by reference to Appendix B to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(11)	Incorporated by reference to Appendix C to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c) Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 49. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 16th day of August, 2006.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board and	August 16, 2006
Fred R. Adams, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board	August 16, 2006
Richard K. Looper	and Director

/s/ Adolphus B. Baker	President and Director	August 16, 2006
Adolphus B. Baker

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 16, 2006
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 16, 2006
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	August 16, 2006
Letitia C. Hughes

/s/ R. Faser Triplett	Director	August 16 , 2006
R. Faser Triplett

/s/ James E. Poole	Director	August 16 , 2006
James E. Poole

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended June 3, 2006
EXHIBIT INDEX

Exhibit Number	Exhibit

10.1(f)	Amendment to Term Loan Agreement dated as of October 13, 2005 (without exhibits).
21	Subsidiaries of Cal-Maine Foods, Inc
23	Consent of Independent Auditors
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Written Statement of The Chief Executive Officer and Chief Financial Officer