Form 10-Q
period 2006-09-02
CAL MAINE FOODS INC
filed 2006-10-10
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 2, 2006

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
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 29, 2006.

Common Stock, $0.01 par value	21,102,891 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 2, 2006	June 3, 2006
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,717	$13,295
Investments	10,000	25,000
Trade and other receivables	30,753	24,955
Recoverable federal and state income taxes	3,596	1,177
Inventories	57,310	57,843
Prepaid expenses and other current assets	2,403	3,408
Total current assets	120,779	125,678

Notes receivable and investments	7,975	8,316
Goodwill	4,016	4,016
Other assets	2,700	2,833

Property, plant and equipment	340,870	339,831
Less accumulated depreciation	(167,887)	(163,556)
	172,983	176,275
TOTAL ASSETS	$308,453	$317,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,539	$34,642
Current maturities of purchase obligation	5,435	6,884
Current maturities of long-term debt	12,248	11,902
Deferred income taxes	11,895	11,450
Total current liabilities	72,117	64,878

Long-term debt, less current maturities	90,004	92,010
Minority interest	782	919
Purchase obligation, less current maturities	9,284	16,751
Other non-current liabilities	3,890	3,860
Deferred income taxes	18,280	18,925
Total liabilities	194,357	197,343

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued and outstanding shares - 35,130 at September 2, 2006 and June 3, 2006	351	351
Class A common stock $0.01 par value, authorized, issued and outstanding 2,400 shares at September 2, 2006 and June 3, 2006	24	24
Paid-in capital	28,755	28,700
Retained earnings	106,449	112,183
Common stock in treasury-14,027 shares at September 2, 2006 and at June 3, 2006	(21,483)	(21,483)
Total stockholders’ equity	114,096	119,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,453	$317,118

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	September 2, 2006	August 27, 2005
Net sales	$115,308	$79,756
Cost of sales	106,901	78,796
Gross profit	8,407	960
Selling, general and administrative	14,470	10,917
Operating loss	(6,063)	(9,957)
Other income (expense):
Interest expense, net	(1,795)	(1,695)
Other	(143)	(449)
	(1,938)	(2,144)

Loss before income taxes	(8,001)	(12,101)
Income tax benefit	(2,570)	(3,993)
Net loss	$(5,431)	$(8,108)
Net loss per common share:
Basic	$(.23)	$(.35)
Diluted	$(.23)	$(.35)
Dividends per common share	$.0125	$.0125
Weighted average shares outstanding:
Basic	23,503	23,490
Diluted	23,503	23,490

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	September 2, 2006	August 27, 2005
Cash provided by (used in) operations	$2,138	$(8,227)

Investing activities:
Net decrease in investments	15,000	14,389
Purchases of property, plant and equipment	(5,238)	(1,649)
Payments received on notes receivable and from investments	328	1,418
Increase in notes receivable and investments	(1,030)	(552)
Net proceeds from disposal of property, plant and equipment	277	1,540
Net cash provided by investing activities	9,337	15,146

Financing activities:
Proceeds from issuance of common stock from treasury	-	46
Payment of purchase obligation	(6,101)	-
Principal payments on long-term debt	(1,660)	(1,708)
Payments of dividends	(292)	(292)
Net cash used in financing activities	(8,053)	(1,954)
Net change in cash and cash equivalents	3,422	4,965

Cash and cash equivalents at beginning of period	13,295	20,221
Cash and cash equivalents at end of period	$16,717	$25,186

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
September 2, 2006
(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended September 2, 2006 are not necessarily indicative of the results that may be expected for the year ending June 2, 2007.

The balance sheet at June 3, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 3, 2006.

Hillandale Acquisition

    On July 28, 2005, we entered into an Agreement to Form a Limited Liability Company with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, we acquired 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27 million on October 12, 2005, with the remaining 49% of the Units of Membership to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units equals their book value at the time of purchase as calculated under the terms of the Agreement.

    In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. Our ownership of Hillandale, LLC currently is 64%. Our obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $14.7 million as of September 2, 2006, of which $5.4 million is included in current liabilities and $9.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 29, 2007.

    Prior to the acquisition of our Units of Membership in Hillandale, LLC, we had a 44% membership interest in American Egg Products, LLC (“AEP”) and Hillandale, LLC had a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, our membership interest in AEP was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, we own a majority of the membership interests in AEP. Accordingly, the financial statements of AEP have been consolidated with our financial statements effective July 29, 2005.

    We gained effective control of the Hillandale, LLC operations upon signing of the Agreement. Accordingly, the acquisition date for accounting purposes was July 28, 2005. The operations of Hillandale, LLC were consolidated with our operations beginning July 29, 2005. Because all of the information to close the accounting records of Hillandale, LLC was not available at August 27, 2005, we did not include the financial statements of Hillandale, LLC in our consolidated financial statements until the second fiscal quarter of 2006.

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

	13 Weeks Ended
	Sept. 2, 2006	Aug. 25, 2005
Net sales	$115,308	$92,730
Net loss	$(5,431)	$(12,264)
Basic net loss per share	$(0.23)	$(0.52)
Diluted net loss per share	$(0.23)	$(0.52)

Stock Based Compensation

    In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. We recognized stock based compensation expense of $160 for the thirteen week period ended September 2, 2006.

    Prior to adoption of SFAS No. 123(R), we applied APB No. 25 in accounting for our employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, we recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), we are required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the thirteen week period ended September 2, 2006.

    Our stock-based compensation plans are described in note 1 of the consolidated financial statements included in our Annual Report of Form 10-K for the fiscal year ended June 3, 2006. These plans have not been modified in the 2007 fiscal year.

A summary of our equity award activity and related information for the thirteen weeks ended September 2, 2006 is as follows:

	Number of Options	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, June 3, 2006	473,400	$4.97
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, September 2, 2006	473,400	$4.97	8.09	$1,003
Exercisable, September 2, 2006	159,840	$3.71	6.96	$541

The number and weighted average grant-date fair value of nonvested equity awards was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested, June 3, 2006	395,760	$2.56
Granted during quarter	-	-
Vested during quarter	(82,200)	2.52
Forfeited during quarter	-	-
Nonvested, September 2, 2006	313,560	$2.58

A summary of our liability award activity and related information for the thirteen weeks ended September 2, 2006 is as follows:

	Number Of Rights	Weighted Average Strike Price Per Right	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, June 3, 2006	586,000	$5.69
Granted	15,000	6.93
Exercised	-	-
Forfeited	-	-
Outstanding, September 2, 2006	601,000	$5.72	8.69	$822
Exercisable, September 2, 2006	144,200	$4.93	7.79	$311

The fair value of liability awards was estimated as of September 2, 2006 using a Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.7%; dividend yield of 1%; volatility factor of the expected market price of our stock of 51.4%; and a weighted-average expected life of the rights of 5 years.

2. Inventories

Inventories consisted of the following:
	September 2, 2006	June 3, 2006
Flocks	$38,626	$39,092
Eggs	3,895	3,820
Feed and supplies	14,789	14,931
	$57,310	$57,843

3. Legal Proceeding

We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for description of certain pending legal proceedings.

 4. Net Loss per Common Share

Basic loss per share is based on the weighted average common shares outstanding. Diluted loss per share includes any dilutive effects of options and warrants. Options and warrants representing 473,400 shares were excluded from the calculation of diluted earnings per share for the thirteen week period ended September 2, 2006 because they would be anti-dilutive since we had a net loss for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2006, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated. At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States. We market the majority of our shell eggs in 30 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers.

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

        The acquisition of Hillandale, LLC and the financial consolidation of American Egg Products, LLC described above in Item 1 are collectively referred to below as the “Acquisitions".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	September 2, 2006	August 27, 2005
Net sales	100.0%	100.0%
Cost of sales	92.7	98.8
Gross profit	7.3	1.2
Selling, general & administrative	12.5	13.7
Operating loss	(5.2)	(12.5)
Other expense	(1.7)	(2.7)
Loss before taxes	(6.9)	(15.2)
Income tax benefit	(2.2)	(5.0)
Net loss	(4.7)%	(10.2)%

NET SALES

Approximately 95% of our net sales consist of shell egg sales and approximately 2% was for incidental feed sales to outside egg producers, with the 3% balance consisting of sales of egg products. Net sales for the first quarter of fiscal 2007 were $115.3 million, an increase of $35.5 million, or 44.5%, as compared to net sales of $79.8 million for the first quarter of fiscal 2006. As discussed above, there was no financial data concerning the Acquisitions included in the first quarter of fiscal 2006. For the first quarter of fiscal 2007, the Acquisitions accounted for $17.8 million of the increase in net sales. Excluding the Acquisitions, on a comparable basis, net sales increased $17.7 million, or 22.0%. Total eggs sold and egg selling prices increased in the current fiscal 2007 quarter as compared to the same fiscal 2006 quarter. Dozens sold for the 2007 current quarter were 171.6 million dozen, including 25.4 million dozen sold by the Acquisitions, an increase of 36.1 million dozen, or 26.7%, as compared to the first quarter of fiscal 2006. On a comparable basis, excluding the Acquisitions, dozens sold increased 10.7 million dozen, or 7.9%. Our net average selling price per dozen for the fiscal 2007 first quarter was $.633, compared to $.555 for the first quarter of fiscal 2006, an increase of 14.1%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. During the first quarter of fiscal 2006, consumer demand decreased while egg supply continued at higher levels, resulting in a drop in egg selling prices. For the first quarter of fiscal 2007, there is a fully adequate egg supply to meet a fairly good demand, resulting in improved egg selling prices as compared to fiscal 2006.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2007 was $106.9 million, an increase of $28.1 million, or 35.7%, as compared to the cost of sales of 78.8 million for the first quarter of fiscal 2006. The Acquisitions’ cost of sales for the first quarter accounted for $19.2 million of the increase. On a comparable basis, excluding the Acquisitions, cost of sales increased $8.9 million, or 11.3%. The increase is due to increases in dozen sold, provided by increased outside purchases, and in the cost of purchases from outside egg producers. Feed cost remained approximately the same. Following the increase in egg selling prices, the cost of outside purchases increased. Feed cost per dozen for the fiscal 2007 first quarter was $.216, compared to $.219 per dozen for the comparable fiscal 2006 first quarter. The increase in egg selling prices exceeded the increase in cost of sales and resulted in an increase in gross profit from 1.2% of net sales for the quarter ended August 27, 2005 to 7.3% of net sales for the current quarter ended September 2, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2007 was $14.5 million, an increase of $3.6 million as compared to the expense of $10.9 million for the first quarter of fiscal 2006. The Acquisitions’ selling, general and administrative expense accounted for $2.7 million of the increase. Excluding the Acquisitions, on a comparable basis, selling, general and administrative expense increased $900,000, or 8.25%. The increase is due to increases in payroll expenses and franchise fees on specialty egg sales. Excluding the cost of fuel, delivery costs generally decreased. On a cost per dozen sold basis, selling, general and administrative expense increased slightly from $.081 per dozen for the first quarter of fiscal 2006 to $.084 per dozen for the first quarter of fiscal 2007. As a percent of net sales, selling, general and administrative expense decreased from 13.7% for fiscal 2006 first quarter to 12.5% for fiscal 2007 first quarter.

OPERATING LOSS

As a result of the above, the operating loss was $6.1 million for the first quarter of fiscal 2007, as compared to operating loss of $9.9 million for the fiscal 2006 first quarter. As a percent of net sales, the first fiscal 2007 quarter had an operating loss of 5.2% of net sales, compared to an operating loss of 12.5% of net sales for the first quarter of fiscal 2006.

 OTHER INCOME (EXPENSE)

         Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates. Other expense for the first quarter ended September 2, 2006 was $1.9 million, a decrease of $200,000, as compared to $2.1 million for the quarter ended August 27, 2005. For the first quarter of fiscal 2007, net interest expense increased $100,000 and other expense decreased $300,000, as compared to the first quarter of fiscal 2006. Although debt balances were lower for the first fiscal 2007 quarter as compared to the first fiscal 2006 quarter, net interest expense increased due to non-cash interest expense imputed on our non-interest bearing obligation to acquire the remaining membership units in Hillandale, LLC. Other expense decreased due to lower equity in the losses of affiliates. As a percent of net sales, other expense decreased from 2.7% for fiscal 2006 first quarter to 1.7% for fiscal 2007 first quarter.

INCOME TAXES

As a result of the above, we had a pre-tax loss of $8.0 million for the quarter ended September 2, 2006, as compared to a pre-tax loss of $12.1 million for the quarter ended August 27, 2005. For the fiscal 2007 first quarter, an income tax benefit of $2.6 million was recorded with an effective tax rate of 32.1%, as compared to an income tax benefit of $4.0 million with an effective tax rate of 33.0% for the fiscal 2006 first quarter.

NET LOSS

As a result of the above, the net loss for the first quarter ended September 2, 2006 was $5.4 million, or $.23 per basic and diluted share, compared to a net loss of $8.1 million, or $.35 per basic and diluted share for the quarter ended August 27, 2005. As a percent of net sales, the net loss was 4.7% for the quarter ended September 2, 2006, compared to a net loss of 10.2% for the quarter ended August 27, 2005.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at September 2, 2006 was $48.7 million compared to $60.8 million at June 3, 2006. Our current ratio was 1.67 at September 2, 2006 as compared with 1.94 at June 3, 2006. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at September 2, 2006. Our long-term debt at September 2, 2006, including current maturities, amounted to $102.3 million, as compared to $103.9 million at June 3, 2006.

For the thirteen weeks ended September 2, 2006, $2.1 million in net cash was provided by operating activities. This compares to net cash used of $8.2 million for the thirteen weeks ended August 27, 2005. In the first 2007 fiscal quarter, approximately $15.0 million was provided from the sale of short-term investments and net $702,000 was used for notes receivable and investments. Approximately $300,000 was provided from disposal of property, plant and equipment, $5.2 million was used for purchases of property, plant and equipment and $6.1 million was used for additional acquisition of the Hillandale business. Approximately $292,000 was used for payments of dividends on common stock and $1.7 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of approximately $3.4 million since June 3, 2006.

        Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At September 2, 2006, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

        Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. We have recorded the obligation to acquire the remaining 36% at its present value of $14.7 million. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings.

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

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 3, 2006 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended September 2, 2006 that we expect will have a material impact on our consolidated financial statements.

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 in the first quarter of fiscal 2007 and it did not have a significant impact on our results of operations, financial position or cash flows.

         In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. We recognized stock based compensation expense of $160 for the thirteen week period ended September 2, 2006.

    Prior to adoption of SFAS No. 123(R), we applied APB No. 25 in accounting for our employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, we recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), we are required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the thirteen week period ended September 2, 2006.

        Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended June 3, 2006, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 3, 2006.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

ITEM 4. CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has significantly affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended June 3, 2006.

 Chicken Litter Litigation

Cal-Maine Farms, Inc.(“Cal-Maine Farms”), one of our subsidiaries, is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al. (“McWhorter”), and Carroll, et al. vs. Alpharma, Inc., et al. (“Carroll”). Cal-Maine Farms was named as a defendant in the McWhorter case on February 3, 2004, and as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. Alpharma, Inc. and Alpharma Animal Health, Co., manufacturers of an additive for broiler feed also are included as defendants.

Both cases allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The McWhorter case focuses on mold and fungi allegedly created by the application of litter. The Carroll case also alleges injury from mold and fungi, but focuses primarily on the broiler feed ingredient as the cause of the alleged medical injuries.

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. No Cal-Maine company was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006. The case against the Alpharma defendants resulted in a defendants’ verdict on September 25, 2006. The result in the Green case is not dispositive of the issues raised in McWhorter and Carroll, but it clearly colors the plaintiffs’ prospects for success.

The plaintiffs’ attorneys have not yet indicated their intentions regarding the remaining cases. It is possible that the McWhorter and Carroll plaintiffs can present fundamentally different proof than was presented in the Green case, but that does not appear likely at present. The potential exposure, if any, in the McWhorter and Carroll cases appears to be diminished as a result of the outcome in the Green case, but at this point it is still not possible to evaluate any potential exposure with certainty.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit in the U.S. District Court for the Northern District of Oklahoma against a number of companies including us and Cal-Maine Farms. An Answer on behalf of us and Cal-Maine Farms was filed on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages. We no longer have any operations in the Illinois River Watershed. Accordingly, we do not anticipate that we will be materially affected by any injunctive relief granted or monetary damages awarded.

The Court has under advisement motions to dismiss filed by all defendants. Merit discovery is underway. We presently are not able to provide an opinion regarding the ultimate resolution of this action.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any sales of unregistered securities during the first quarter of fiscal 2007.

For information as to working capital utilization and other limitations upon the payment of dividends see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

 ITEM 5. OTHER INFORMATION

 On October 9, 2006, we issued a press release announcing our financial results for the quarter ended September 2, 2006. A copy of our press release is attached as Exhibit 99.1 to this Form 10-Q Quarterly Report.

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
99.1	Press Release issued by registrant on October 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)

Date: October 9, 2006	/s/ Timothy A. Dawson
Timothy A. Dawson Vice President/Chief Financial Officer (Principal Financial Officer)

Date: October 9, 2006	/s/ Charles F. Collins
Charles F. Collins Vice President/Controller (Principal Accounting Officer)