Form 10-Q
period 2006-12-02
CAL MAINE FOODS INC
filed 2007-01-09
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 2, 2006
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
Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 29, 2006.
Common Stock, $0.01 par value	21,102,891 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information		Number

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets -
	December 2, 2006 and June 3, 2006	3

	Condensed Consolidated Statements of Operations -
	Thirteen Weeks and Twenty-Six Weeks Ended
	December 2, 2006 and November 26, 2005	4

	Condensed Consolidated Statements of Cash Flows -
	Twenty-Six Weeks Ended December 2, 2006 and
	November 26, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 2, 2006	June 3, 2006
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$11,364	$13,295
Investments	10,000	25,000
Trade and other receivables	43,745	24,955
Recoverable federal income taxes	1,086	1,177
Inventories	60,369	57,843
Prepaid expenses and other current assets	1,544	3,408
Total current assets	128,108	125,678

Notes receivable and investments	8,496	8,316
Goodwill	4,016	4,016
Other assets	2,652	2,833

Property, plant and equipment	346,805	339,831
Less accumulated depreciation	(172,271)	(163,556)
	174,534	176,275
TOTAL ASSETS	$317,806	$317,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,325	$34,642
Current maturities of purchase obligation	5,435	6,884
Current maturities of long-term debt	12,930	11,902
Deferred income taxes	11,690	11,450
Total current liabilities	74,380	64,878

Long-term debt, less current maturities	90,650	92,010
Minority interest	752	919
Purchase obligation, less current maturities	9,479	16,751
Other non-current liabilities	3,920	3,860
Deferred income taxes	18,355	18,925
Total liabilities	197,536	197,343

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,103 shares outstanding at December 2, 2006 and June 3, 2006	351	351
Class A common stock $0.01 par value per share, authorized issued and outstanding 2,400 shares at December 2, 2006 and June 3, 2006	24	24
Paid-in capital	28,809	28,700
Retained earnings	112,569	112,183
Common stock in treasury-14,027 shares at December 2, 2006 and June 3, 2006	(21,483)	(21,483)
Total stockholders’ equity	120,270	119,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,806	$317,118

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005

Net sales	$137,737	$138,288	$253,045	$218,043
Cost of sales	112,782	120,479	219,683	199,274
Gross profit	24,955	17,809	33,362	18,769
Selling, general and administrative	14,458	16,729	28,928	27,647
Operating income (loss)	10,497	1,080	4,434	(8,878)
Other income (expense):
Interest expense, net	(1,764)	(2,294)	(3,559)	(3,989)
Other	824	192	681	(256)
	(940)	(2,102)	(2,878)	(4,245)
Income (loss) before income taxes	9,557	(1,022)	1,556	(13,123)
Income tax expense (benefit)	3,156	(337)	586	(4,330)
Net income (loss)	$6,401	$(685)	$970	$(8,793)
Net income (loss) per common share:
Basic	$0.27	$(0.03)	$0.04	$(0.37)
Diluted	$0.27	$(0.03)	$0.04	$(0.37)
Dividends per common share	$.0125	$.0125	$.0250	$.0250
Weighted average shares outstanding:
Basic	23,503	23,495	23,503	23,492
Diluted	23,597	23,495	23,596	23,492

 See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	December 2, 2006	November 26, 2005
Cash provided by (used in) operations	$2,345	$(12,668)

Investing activities:
Sales of short-term investments	15,000	26,384
Acquisition of businesses, net of cash acquired	-	(23,804)
Purchases of property, plant and equipment	(12,065)	(2,838)
Payments received on notes receivable and from investments	560	1,433
Increase in notes receivable and investments	(1,030)	(519)
Net proceeds from disposal of property, plant and equipment	277	1,568
Net cash provided by investing activities	2,742	2,224

Financing activities: Payment of purchase obligation	(6,102)	-
Proceeds from issuance of common stock from treasury	-	46
Proceeds from long-term borrowings	3,000	28,000
Principal payments on long-term debt	(3,331)	(24,283)
Payments of dividends	(585)	(584)
Net cash provided by (used in) financing activities	(7,018)	3,179
Net change in cash and cash equivalents	(1,931)	(7,265)

Cash and cash equivalents at beginning of period	13,295	20,221
Cash and cash equivalents at end of period	$11,364	$12,956

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
December 2, 2006
(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 2, 2006 are not necessarily indicative of the results that may be expected for the year ending June 2, 2007.

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

 Hillandale Acquisition

On July 28, 2005, we entered into an Agreement to Form a Limited Liability Company with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, we acquired 51% of the Units of Membership in Hillandale, LLC, formed under the Agreement, for cash of approximately $27 million on October 12, 2005, with the remaining 49% of the Units of Membership to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units equals their book value at the time of purchase as calculated under the terms of the Agreement.

In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. Our ownership of Hillandale, LLC currently is 64%. Our obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $14.9 million as of December 2, 2006, of which $5.4 million is included in current liabilities and $9.5 million is included in other non-current liabilities in the accompanying consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 29, 2007.

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

	26 Weeks Ended
	December 2, 2006	November 26, 2005

Net sales	$253,045	$231,017
Net income (loss)	$970	$(12,949)
Basic net income (loss) per share	$0.04	$(0.55)
Diluted net income (loss) per share	$0.04	$(0.55)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS No.123(R)”), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. We recognized stock based compensation expense of $93 and $253 for the thirteen week and twenty-six week periods ended December 2, 2006.

Prior to adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) No. 25 in accounting for our employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, we recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) (collectively, “Rights”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), we are required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the current fiscal year.

Our stock-based compensation plans are described in note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2006. On August 24, 2006, in accordance with provisions of our 2005 Stock Appreciation Rights Plan (the “SARs Plan”), our Board of Directors approved an amendment to the SARs Plan providing that exercises under the SARs Plan be settled in cash and not with shares of our common stock.

A summary of our equity award activity and related information for the twenty-six weeks ended December 2, 2006 is as follows:

	Number	Weighted	Weighted Average Remaining	Aggregate
	of	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 3, 2006	473,400	$4.97
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 2, 2006	473,400	$4.97	7.84	$1,415

Exercisable, December 2, 2006	159,840	$3.71	6.71	$680

The number and weighted average grant-date fair value of non-vested equity awards was as follows:

		Weighted
	Number	Average
	of	Grant-Date Fair
	Shares	Value Per Share
Nonvested, June 3, 2006	395,760	$2.56
Granted	-	-
Vested	(82,200)	2.52
Forfeited	-	-

Nonvested, December 2, 2006	313,560	$2.58

A summary of our liability award activity and related information for the twenty-six weeks ended December 2, 2006 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 3, 2006	586,000	$5.69
Granted	15,000	$6.93
Exercised	4,500	$8.29
Forfeited	-

Outstanding, December 2, 2006	596,500	$5.72	8.44	$1,336

Exercisable, December 2, 2006	143,300	$4.93	7.54	$435

The fair value of liability awards was estimated as of December 2, 2006 using a Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.4%; dividend yield of 1%; volatility factor of the expected market price of our stock of 27.9%; and a weighted-average expected life of the rights of 5 years.

2. Inventories

Inventories consisted of the following ( in thousands):

	December 2, 2006	June 3, 2006

Flocks	$38,144	$39,092
Eggs	5,637	3,820
Feed and supplies	16,588	14,931
	$60,369	$57,843

3. Legal Proceedings

We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

4. Net Income (Loss) per Common Share

Basic income (loss) per share is based on the weighted average common shares outstanding. Diluted income (loss) per share includes any dilutive effects of options and warrants. Options and warrants representing 121,400 shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six week periods ended November 26, 2005 because of the net loss for the periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our cost of production is materially affected by feed costs, which average about 55% of our total shell egg farm production cost. Changes in feed costs result in changes in cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

The acquisition of Hillandale, LLC and the financial consolidation of American Egg Products, LLC described above in Item 1 are collectively referred to below as the “Acquisitions".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	Dec. 2, 2006	Nov. 26, 2005	Dec. 2, 2006	Nov. 26, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.9	87.1	86.8	91.4
Gross profit	18.1	12.9	13.2	8.6
Selling, general & administrative expense	10.5	12.1	11.4	12.7
Operating income (loss)	7.6	.8	1.8	(4.1)
Other expense	(.7)	(1.5)	(1.2)	(1.9)
Income (loss) before taxes	6.9	(.7)	.6	(6.0)
Income tax (benefit)	2.3	(.2)	.2	(2.0)
Net income (loss)	4.6%	(.5)%	.4%	(4.0)%

NET SALES

 Currently, approximately 96% of our net sales consist of shell egg sales, 2% consisting of incidental feed sales to outside producers, with the remaining 2% balance consisting of sales of egg products. Net sales for the second quarter of fiscal 2007 were $137.7 million, a decrease of $600,000, or .5%, compared to net sales of $138.3 million for the second quarter of fiscal 2006. Total dozens of eggs sold decreased and egg selling prices increased in the current quarter as compared with fiscal 2006. Dozens sold for the current quarter were 172.1 million dozen, a decrease of 16.8 million dozen, or 8.9% as compared to the second quarter of fiscal 2006.The decrease in dozens sold is primarily attributable to 17 weeks of operations of the Acquisitions included in the quarter ended November 26, 2005 compared to 13 weeks of operations in the current quarter. The operations of the Acquisitions were consolidated with our operations beginning July 29, 2005. Because all of the information to close the accounting records of the Acquisitions was not available, we did not include the financial statements of Hillandale, LLC in our consolidated financial statements until the second fiscal quarter of 2006. In the current quarter, domestic demand for shell eggs improved as compared to a year ago, and overall egg production was approximately level as compared to a year ago. This resulted in higher shell egg selling prices during the current quarter. Our net average selling price per dozen for the fiscal 2007 second quarter was $.765, compared to $.643 for the second quarter of fiscal 2006, an increase of 19.0%. The net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

Net sales for the twenty-six week period ended December 2, 2006 were $253.0 million, an increase of $35.0 million, or 16.1%, compared to net sales of $218.0 million for the fiscal 2006 twenty-six week period. Dozens sold for the current twenty-six week period were 344.4 million compared to 324.4 million for fiscal 2006, an increase of 20.0 million dozen, or 6.2%. The increase in dozens sold is primarily due to the Acquisitions in the prior fiscal year. As in the current quarter, favorable egg market conditions resulted in increased shell egg selling prices. For the fiscal 2007 twenty-six week period, our net average selling price per dozen was $.698, compared to $.607 per dozen for fiscal 2006, an increase of $.091 per dozen, or 15.0%.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the second quarter ended December 2, 2006 was $112.8 million, a decrease of $7.7 million, or 6.4%, as compared to the cost of sales of $120.5 million for the fiscal 2006 second quarter. This decrease is the net result of a decrease in dozens sold, offset by the higher cost of feed ingredients and cost of shell eggs purchased from outside producers. Due to the increase in shell egg selling prices, outside egg purchase cost increased. Feed cost for the second quarter ended December 2, 2006 was $.229 per dozen, an increase of 11.2%, as compared to the fiscal 2006 second quarter cost per dozen of $.206. Other operating costs have increased slightly above last fiscal year. Increases in shell egg selling prices offset an increase in feed ingredients and resulted in a net increase in gross profit from 12.9% of net sales for the quarter ended November 26, 2005 to 18.1% of net sales the quarter ended December 2, 2006.

For the twenty-six week period ended December 2, 2006, total cost of sales was $219.7 million, an increase of $20.4 million, or 10.2%, as compared to cost of sales of $199.3 million for the twenty-six week period ended November 26, 2005. The increase in cost of sales is the result of increased dozens sold, higher cost of eggs purchased from outside producers and an increase in the cost of feed ingredients. Feed cost for the current twenty-six weeks was $.222 per dozen, compared to $.212 per dozen for the twenty-six week period ended November 26, 2005, an increase of 4.7%. Gross profit increased to 13.2% of net sales for the twenty-six week period ended December 2, 2006 from 8.6% for the comparable twenty-six week period ended November 26, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the second quarter ended December 2, 2006 was $14.5 million, a decrease of $2.2 million, or 13.2%, as compared to $16.7 million for the quarter ended November 26, 2005. The decrease is primarily attributable to a decrease in selling, general and administrative expenses of the Acquisitions attributable to the 17 weeks of operations of the Acquisitions included in the prior second quarter On a cost per dozen sold basis, selling, general and administrative expense was $.084 per dozen for the current quarter as compared to $.088 for the second quarter of fiscal 2006. As a percent of net sales, selling, general and administrative expense decreased from 12.1% for the second quarter of fiscal 2006 to 10.5% for the second quarter of fiscal 2007.

For the twenty-six weeks ended December 2, 2006, selling, general and administrative expense was $28.9 million, an increase of $1.3 million, or 4.7%, as compared to $27.6 million for the same period in fiscal 2006. In the twenty-six weeks ended December 2, 2006, franchise fees and promotional expenses pertaining to our increasing specialty egg business increased almost $1.0 million. In the fiscal 2006 period, approximately $400,000 was recovered in bad debts. Fuel expense continues to be a major distribution cost increase. On a cost per dozen sold basis, selling, general and administrative expense was $.084 for the current twenty-six weeks as compared to $.085 for the comparable period last fiscal year. As a percent of net sales, selling, general and administrative expense decreased from 12.7% for the twenty-six weeks of fiscal 2006 to 11.4% for the current comparable period in fiscal 2007.

OPERATING INCOME (LOSS)

As the result of the above, operating income was $10.5 million for the second quarter ended December 2, 2006, as compared to operating income of $1.1 million for the second quarter of fiscal 2006. As a percent of net sales, the current fiscal 2007 quarter had a 7.6% operating income, compared to 0.8% for the comparable period in fiscal 2006.

For the twenty-six weeks ended December 2, 2006, operating income was $4.4 million, compared to operating loss of $8.9 million for the comparable period in fiscal 2006. As a percent of net sales, the current fiscal 2007 period had 1.8% operating income, compared to 4.1% operating loss for the same period in fiscal 2006.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the second quarter ended December 2, 2006 was $940,000, a decrease of $1.2 million, as compared to $2.1 million for last year’s second quarter. This net decrease for the second fiscal 2007 quarter was primarily the result of a $530,000 decrease in net interest expense and a $632,000 increase in other income. Net interest decreased due to lower long-term borrowing balances. Other income increased due to equity in income of affiliates. As a percent of net sales, other expense was .7% for the twenty-six weeks ended December 2, 2006, compared to 1.5% for the comparable period last year.

For the twenty-six weeks ended December 2, 2006, other expense was $2.9 million, a decrease of $1.4 million as compared to an expense of $4.2 million for the comparable period in fiscal 2006. For the current fiscal 2007 period, net interest expense decreased $431,000, primarily due to lower borrowing balances and an increase in interest income. Other income increased $840,000 from equity in income of affiliates. As a percent of net sales, other expense was 1.2% for the current fiscal 2007 period, as compared to 1.9% for the comparable period in fiscal 2006.

INCOME TAXES

As a result of the above, the pre-tax income was $9.6 million for the quarter ended December 2, 2006, compared to pre-tax loss of $1.0 million for last year’s comparable quarter. For the second 2007 fiscal quarter, income tax expense of $3.2 million was recorded with an effective tax rate of 33.0%, as compared to an income tax benefit of $337,000 with an effective rate of 33.0% for last year’s comparable quarter.

For the twenty-six week period ended December 2, 2006, pre-tax income was $1.6 million, compared to pre-tax loss of $13.1 million for the comparable period in fiscal 2006. For the current fiscal 2007 twenty-six week period, income tax expense of $586,000 was recorded with an effective tax rate of 37.7%, as compared to an income tax benefit of $4.3 million, with an effective rate of 33.0% for last year’s comparable period. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain stock option expense and 36% of the Acquisitions’ profits and losses held by its minority owners.

NET INCOME (LOSS)

Net income for the second quarter ended December 2, 2006 was $6.4 million, or $0.27 per basic and diluted share, compared to net loss of $685,000 million, or $0.03 per basic and diluted share for fiscal 2006.

For the twenty-six week period ended December 2, 2006, net income was $970,000, or $0.04 per basic and diluted share, compared to a fiscal 2006 net loss of $8.8 million, or $0.37 per basic share and diluted share.

 CAPITAL RESOURCES AND LIQUIDITY

Our working capital at December 2, 2006 was $53.7 million compared to $60.8 million at June 3, 2006. Our current ratio was 1.72 at December 2, 2006 as compared with 1.94 at June 3, 2006. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40.0 million line of credit with three banks, $2.7 million of which was utilized for a standby letter of credit at December 2, 2006. Our long-term debt at December 2, 2006, including current maturities, amounted to $103.6 million, as compared to $103.9 million at June 3, 2006.

For the twenty-six weeks ended December 2, 2006, $2.3 million in net cash was provided by operating activities. This compares to net cash used in operating activities of $12.7 million for the 26 weeks ended November 26, 2005. For the twenty-six weeks ended December 2, 2006, $15.0 million was provided from the reduction of short-term investments and $470,000 was used for notes receivable and investments. Approximately $277,000 was provided from disposal of property, plant and equipment, $12.1 million was used for purchases of property, plant and equipment and $6.1 million was used for payment on the purchase obligation for the Acquisitions. Borrowings of $3.0 million were received in additional long-term debt and approximately $585,000 was used for payments of dividends on the common stock and $3.3 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $1.9 million since June 3, 2006.

For the twenty-six weeks ended November 26, 2005, approximately $26.4 million was provided from the reduction of short-term investments and $914,000 was provided from notes receivable and investments. Approximately $1.5 million was provided from disposal of property, plant and equipment, $2.8 million was used for purchases of property, plant and equipment and $23.8 million was used for the purchase of the Acquisitions. Borrowings of $28.0 million were received in additional long-term debt and approximately $584,000 was used for payments of dividends on the common stock and $24.2 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $7.3 million since May 28, 2005.

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures (not to exceed depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At December 2, 2006, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. We have recorded the obligation to acquire the remaining 36% at its present value of $14.9 million. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings under our revolving credit agreement.

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

Impact of Recently Issued Accounting Standards.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 in the first quarter of fiscal 2007 and it did not have a significant impact on our results of operations, financial position or cash flows.

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

Prior to adoption of SFAS No. 123(R), we applied APB No. 25 in accounting for our employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, we recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), we are required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for fiscal 2007.

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

In September 2006, the FASB issued FASB Statement No.157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on June 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on our consolidated financial statements.

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

PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Except as noted below, there have been no new matters or changes to matters discussed in our Annual Report on Form 10-K for the year ended June 3, 2006.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. No Cal-Maine company was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006. The case against the Alpharma defendants resulted in a verdict for the defendants on September 25, 2006. The result in the Green case is not dispositive of the issues raised in McWhorter and Carroll, but it clearly colors the plaintiffs’ prospects for success.

The plaintiffs’ attorneys have not yet indicated their intentions regarding the remaining cases. It is possible that the McWhorter and Carroll plaintiffs can present fundamentally different proof than was presented in the Green case, but that does not appear likely at present. While the potential exposure, if any, in the McWhorter and Carroll cases appears to be diminished as a result of the outcome in the Green case, but at this point it is still not possible to evaluate any potential exposure with certainty.

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

 ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on October 5, 2006.

The following persons were nominated and elected to serve as members of the Board of Directors until our next annual meeting of shareholders and until their successors are elected and qualified. Fred R. Adams, Jr. (40,612,051 votes for and 915,071 votes withheld), Richard K. Looper (40,599,990 votes for and 927,132 votes withheld), Adolphus B. Baker (40,650,591 votes for and 876,531 votes withheld), James E. Poole (41,434,611 votes for and 92,511 votes withheld), R. Faser Triplett (40,387,236 votes for and 139,386 votes withheld), Letitia C. Hughes (41,398,572 votes for and 128,550 votes withheld), and Timothy A. Dawson (40,648,380 votes for and 878,742 votes withheld).

No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

On August 24, 2006, in accordance with provisions of our 2005 Stock Appreciation Rights Plan (the “SARs Plan”), our Board of Directors approved an amendment to the SARs Plan providing that exercises under the SARs Plan be settled in cash and not with shares of our common stock.

On January 3, 2007, we issued a press release announcing our financial results for the quarter ended December 2, 2006.

ITEM 6. EXHIBITS

No.	Description
10.15	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance
Company and Cal-Maine Foods Inc. (without exhibits)
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated January 2, 2007 announcing interim period financial information
(Incorporated by reference to Exhibit 99.1 of our Form 8-K dated January 3, 2007.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: January 8, 2007	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: January 8, 2007	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)