Form 10-Q
period 2007-03-03
CAL MAINE FOODS INC
filed 2007-04-09
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 3, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 29, 2007.

Common Stock, $0.01 par value	21,158,491 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 3, 2007	June 3, 2006
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$15,134	$13,295
Investments	28,600	25,000
Trade and other receivables	40,525	24,955
Recoverable federal income taxes	836	1,177
Inventories	62,855	57,843
Prepaid expenses and other current assets	1,266	3,408
Total current assets	149,216	125,678

Notes receivable and investments	8,241	8,316
Goodwill	4,195	4,016
Other assets	2,550	2,833

Property, plant and equipment	363,209	339,831
Less accumulated depreciation	(178,278)	(163,556)
	184,931	176,275
TOTAL ASSETS	$349,133	$317,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,482	$34,642
Current maturities of purchase obligation	5,435	6,884
Current maturities of long-term debt	13,610	11,902
Deferred income taxes	11,610	11,450
Total current liabilities	84,137	64,878

Long-term debt, less current maturities	94,383	92,010
Minority interest	923	919
Purchase obligation, less current maturities	9,673	16,751
Other non-current liabilities	3,701	3,860
Deferred income taxes	18,705	18,925
Total liabilities	127,385	197,343

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,158 shares outstanding at March 3, 2007 and 21,103 shares at June 3, 2006	351	351
Class A common stock $0.01 par value per share, authorized issued and outstanding 2,400 shares at March 3, 2007 and June 3, 2006	24	24
Paid-in capital	28,955	28,700
Retained earnings	129,679	112,183
Common stock in treasury-13,972 shares at March 3, 2007 and 14,027 at June 3, 2006	(21,398)	(21,483)
Total stockholders’ equity	137,611	119,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,133	$317,118

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Net sales	$175,211	$130,107	$428,256	$348,150
Cost of sales	131,029	104,134	350,712	303,408
Gross profit	44,182	25,973	77,544	44,742
Selling, general and administrative	16,902	15,493	45,830	43,140
Operating income	27,280	10,480	31,714	1,602
Other income (expense):
Interest expense, net	(1,639)	(1,906)	(5,198)	(5,895)
Other	1,956	1,346	2,637	1,090
	317	(560)	(2,561)	(4,805)
Income (loss) before income taxes	27,597	9,920	29,153	(3,203)
Income tax expense (benefit)	10,194	1,930	10,780	(2,400)
Net income (loss)	$17,403	$7,990	$18,373	$(803)
Net income (loss) per common share:
Basic	$0.74	$0.34	$0.78	$(0.03)
Diluted	$0.74	$0.34	$0.78	$(0.03)
Dividends per common share	$0.0125	$0.0125	$0.0375	$0.0375
Weighted average shares outstanding:
Basic	23,519	23,497	23,508	23,494
Diluted	23,578	23,680	23,583	23,494

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	March 3, 2007	February 25, 2006

Cash flows provided by operating activities	$36,959	$13,622

Cash flows from investing activities:
Net (increase) / decrease in investments	(3,600)	10,784
Acquisitions of businesses, net of cash acquired	(1,152)	(23,804)
Purchases of property, plant and equipment	(17,071)	(6,939)
Payments received on notes receivable and from investments	846	1,755
Increase in notes receivable and investments	(1,180)	(519)
Net proceeds from sale of property, plant and equipment	402	1,637
Net cash used in investing activities	(21,755)	(17,086)

Cash flows from financing activities:
Proceeds from issuance of common stock from treasury	177	73
Payment of purchase obligation	(6,102)	-
Proceeds from long-term borrowings	3,000	28,000
Principal payments on long-term debt	(9,563)	(29,814)
Payment of dividends	(877)	(877)
Net cash used in financing activities	(13,365)	(2,618)
Net change in cash and cash equivalents	1,839	(6,082)

Cash and cash equivalents at beginning of period	13,295	20,221
Cash and cash equivalents at end of period	$15,134	$14,139

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
March 3, 2007

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended March 3, 2007 are not necessarily indicative of the results that may be expected for the year ending June 2, 2007.

The balance sheet at June 3, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 3, 2006.

Green Forest Foods, LLC Acquisition

On January 24, 2007, we entered into an agreement to buy the remaining 50 percent interest in Green Forest Foods, LLC, owned by Pier 44 Properties, LLC. Green Forest Foods, LLC located in Green Forest, Arkansas, had been jointly owned and operated by Pier 44 Properties, LLC and Cal-Maine Foods, Inc. since January 2006. Effective January 27, 2007, we became the sole owner and operator of Green Forest Foods, and it became a fully consolidated entity. Prior to this purchase, we accounted for our investment in Green Forest Foods, LLC under the equity method. The acquisition cost was $2 million in cash. We also assumed $11.0 million in liabilities, primarily obligations for fixed assets subject to capital leases. Pro forma information with respect to the acquisition is insignificant to the Company’s consolidated financial statements and accordingly has not been presented.

Green Forest Foods produces, processes, and markets eggs from approximately one million laying hens, along with pullet growing for replacements.

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

In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. Our ownership of Hillandale, LLC currently is 64%. Our obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $15.1 million as of March 3, 2007 of which $5.4 million is included in current liabilities and $9.7 million is included in other non-current liabilities in the accompanying consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 29, 2007.

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

	39 Weeks Ended
	March 3, 2007	February 25, 2006
Net sales	$428,256	$361,124
Net income (loss)	$18,373	$(4,959)
Basic net income (loss) per share	$0.78	$(0.21)
Diluted net income (loss) per share	$0.78	$(0.21)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004)(“SFAS No.123(R)”), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123(R) that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. We recognized stock based compensation expense of $1,269 and $1,522 for the thirteen week and thirty-nine week periods ended March 3, 2007.

Prior to adoption of SFAS No. 123(R), we applied Accounting Principles Board(“APB”) No. 25 in accounting for our employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, we recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) (collectively, “Rights”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), we are required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the current fiscal year.

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

A summary of our equity award activity and related information for the thirty-nine weeks ended March 3, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 3, 2006	473,400	$4.97
Granted	-	-
Exercised	55,600	3.18
Forfeited	-	-
Outstanding, March 3, 2007	417,800	$5.21	7.59	$3,351

Exercisable, March 3, 2007	104,240	$3.99	6.73	$840

The number and weighted average grant-date fair value of non-vested equity awards was as follows:

		Weighted
		Average
		Grant-Date
	Number	Fair
	of	Value
	Shares	Per Share
Nonvested, June 3, 2006	395,760	$2.56
Granted	-	-
Vested	(82,200)	2.52
Forfeited	-	-

Nonvested, March 3, 2007	313,560	$2.58

A summary of our liability award activity and related information for the thirty-nine weeks ended March 3, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 3, 2006	586,000	$5.69
Granted	15,000	$6.93
Exercised	56,400	$5.01
Forfeited	-	-

Outstanding, March 3, 2007	544,600	$5.80	8.29	$3,406 822

Exercisable, March 3, 2007	123,320	$5.19	7.65	$846

 The fair value of liability awards was estimated as of March 3, 2007 using a Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yield of 1%; volatility factor of the expected market price of our stock of 36.8%; and a weighted-average expected life of the rights of 4.75 years.

2. Inventories

Inventories consisted of the following:

	March 3, 2007	June 3, 2006

Flocks	$38,806	$39,092
Eggs	5,452	3,820
Feed and supplies	18,597	14,931
	$62,855	$57,843

3. Legal Proceedings

We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

4. Net Income (Loss) per Common Share

Basic earnings (loss) per share are based on the weighted average common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants. Options and warrants representing 182,793 shares were excluded from the calculation of diluted earnings per share for the thirty-nine week period ended February 25, 2006 because of the net loss for the period.

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

We currently produce approximately 75% of the total number of shell eggs sold by us, with approximately 7% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total number of shell eggs sold by us are purchased from outside producers for resale, as needed, by us.

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

Our cost of production is materially affected by feed costs, which average about 56% of our total shell egg farm production cost. Changes in feed costs result in changes in cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control. Costs for corn and soybean meal, our primary feed ingredients, were higher for the quarter as a result of strong demand from ethanol plants. Based on current forecasts, we believe these higher feed costs will continue for the foreseeable future.

The acquisition of Hillandale, LLC and the financial consolidation of American Egg Products, LLC described above in Item 1 are collectively referred to below as the “Acquisitions”.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	80.0	81.9	87.1
Gross profit	25.2	20.0	18.1	12.9
Selling, general & administrative	9.6	11.9	10.7	12.4
Operating income	15.6	8.1	7.4	.5
Other income (expense)	.2	(0.5)	(.6)	(1.4)
Income (loss) before taxes	15.8	7.6	6.8	(.9)
Income tax expense (benefit)	5.8	1.5	2.5	(.7)
Net income (loss)	9.9%	6.1%	4.3%	(.2)%

NET SALES

Currently, approximately 96% of our net sales consist of shell egg sales, 2% consist of incidental feed sales to outside producers, with the balance consisting of sales of egg products. Net sales for the third quarter of fiscal 2007 were $175.2 million, an increase of $45.1 million, or 34.7%, as compared to net sales of $130.1 million for the third quarter of fiscal 2006. Total dozens of eggs sold and egg selling prices increased in the current quarter as compared with fiscal 2006. Dozens sold for the current quarter were 176.9 million dozen, an increase of 7.5 million dozen, or 4.4% as compared to the third quarter of fiscal 2006. Our production and processing facilities accounted for most of the increase in dozens of shell eggs sold, with additional increases in dozens purchased from outside (non-contract) shell egg producers making up the balance. Purchases of shell eggs from outside producers average about 25% of our total dozens sold. Consumer demand was good and shell egg supply was in better balance due to a significant export order, both of which market factors resulted in higher shell egg selling prices during the current third quarter as compared to the fiscal 2006 third quarter. Our net average selling price per dozen of shell eggs for the third quarter of fiscal 2007 was $0.980, compared to $0.741 for the third quarter of fiscal 2006, an increase of 32.3%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Net sales for the thirty-nine week period ended March 3, 2007 were $428.3 million, an increase of $80.1 million, or 23.0%, as compared to net sales of $348.2 million for the thirty-nine week period ended February 25, 2006. Dozens sold for the current thirty-nine week period were 513.3 million, as compared to 493.6 million for the same time period in fiscal 2006, an increase of 19.7 million dozen, or 4.0%. For the current fiscal 2007 thirty-nine week period, our net average selling price per dozen of shell eggs was $.800, as compared to $.659 per dozen for the same period in fiscal 2006, an increase of 21.4%.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the third quarter ended March 3, 2007 was $131.0 million, an increase of $26.9 million, or 25.8%, as compared to cost of sales of $104.1 million for the third quarter of fiscal 2006. The increase is due to higher cost of purchases from outside egg producers and higher cost of feed ingredients. The increase in the cost of the shell eggs purchased from outside producers was due to improved shell egg market conditions and selling prices. Feed cost for the third quarter ended March 3, 2007 was $.278 per dozen of shell eggs, compared to the third quarter of fiscal 2006 cost per dozen of shell eggs of $.211, an increase of 31.8%; this was due to higher costs paid for corn and soybean our primary feed ingredients. The higher shell egg selling price was the primary reason for the increase in gross profit from 20.0% of net sales for the quarter ended February 25, 2006 to 25.2% of net sales for the third quarter ended March 3, 2007.

Cost of sales for the thirty-nine week period ended March 3, 2007 was $350.7 million, an increase of $47.3 million, or 15.6%, as compared to cost of sales of $303.4 million for the thirty-nine week period ended February 25, 2006. The increase in cost of sales is the net result of a higher number of dozens produced at Company-owned facilities, higher outside shell egg purchases, and an increase in the cost of feed ingredients. Feed cost for the current thirty-nine week period was $.240 per dozen of shell eggs, as compared to $.213 per dozen for the same period in the prior fiscal year, an increase of 12.7%. The increase in shell egg selling prices was more than the increase in the cost of feed ingredients which resulted in an increase in gross profit from 12.9% of net sales for last year’s thirty-nine week period to a gross profit of 18.1% of net sales for the current thirty-nine week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expenses for the third quarter ended March 3, 2007 were $16.9 million, an increase of $1.4 million or 9.0%, as compared to $15.5 million for the third quarter of fiscal 2006. Stock based compensation plans expense increased $1.5 million for the current quarter due primarily to an increase in the closing price of the Company’s common stock. The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $6.32 at February 25, 2006 to $12.75 at March 3, 2007. On a cost per dozen sold basis, selling, general and administrative expense was $.096 per dozen for the current quarter as compared to $.091 for the third quarter of fiscal 2006. As a percent of net sales, selling, general and administrative expense decreased from 11.9% for the third quarter of fiscal 2006 to 9.6% for the third quarter of fiscal 2007.

Selling, general and administrative expenses for the thirty-nine week period ended March 3, 2007 was $45.8 million, an increase of $2.7 million or 6.3%, as compared to $43.1 million for the thirty-nine week period ended February 25, 2006. In the thirty-nine week period ended March 3, 2007, stock compensation plans expense increased $1.8 million for the reasons indicated above. Franchise fees for specialty eggs increased $1.7 million during the current thirty-nine week period as compared to the same period in fiscal 2006, due to the fact that specialty egg sales increased from 6.5% of dozens sold last year to 8.5% of dozens sold for this comparable thirty-nine week period. On a cost per dozen sold basis, selling, general and administrative expense was $.089 for the current thirty-nine week period as compared to $.087 for the comparable period in fiscal 2006. As a percent of net sales, selling, general and administrative expense decreased slightly from 12.4% for the thirty-nine week period of fiscal 2006 to 10.7% for the thirty-nine week period of fiscal 2007.

OPERATING INCOME

As a result of the above, operating income was $27.3 million for the third quarter ended March 3, 2007, as compared to operating income of $10.5 million for the third quarter of fiscal 2006. Operating income was 15.6% of net sales for the current fiscal third quarter, compared to operating income of 8.1% of net sales for the third quarter in fiscal 2006.

For the thirty-nine week period ended March 3, 2007, operating income was $31.7 million, as compared to operating income of $1.6 million for the thirty-nine week period ended February 25, 2006. Operating income was 7.4% of net sales for the current thirty-nine week period as compared to operating income of 0.5% of net sales in the same thirty-nine week period in fiscal 2006.

OTHER INCOME / EXPENSE

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity from affiliates.

Other income for the thirteen weeks ended March 3, 2007 was $317,000, an increase of $877,000, as compared to other expense of $560,000 for the third quarter of fiscal 2006. In the current third quarter, net interest expense decreased $267,000. This net decrease for the third quarter was primarily the result of a decrease in interest expense due to lower long-term obligations and higher balances in cash equivalents and investments. Other income increased $610,000 for the current third quarter due to increases from equity in income of affiliates. As a percent of net sales, other expense was 0.5% for the third quarter of fiscal 2006 and other income was .2% of net sales for the third quarter of fiscal 2007.

For the thirty-nine week period ended March 3, 2007 other expense was $2.6 million, a decrease of $2.2 million as compared to $4.8 million for the same thirty-nine week period in fiscal 2006. For the current thirty-nine weeks, net interest expense decreased $697,000. In the current thirty-nine week period interest expense decreased $487,000, primarily due to lower obligations and interest income increased $210,000 due to higher cash equivalents and investments. Other income increased by $1.5 million for the thirty-nine week period due to increases from equity in income of affiliates. As a percent of net sales, other expense was .6% for the current thirty-nine week period, as compared to 1.4% for the same thirty-nine week period in fiscal 2006.

INCOME TAXES

As a result of the above, our pre-tax income was $27.6 million for the third quarter ended March 3, 2007, as compared to pre-tax income of $9.9 million for the third quarter of fiscal 2006. For the current third quarter, an income tax expense of $10.2 million was recorded with an effective tax rate of 36.9%, as compared to an income tax expense of $1.9 million with an effective tax rate of 19.4% for last year’s third quarter. For the third quarter ended February 25, 2005, we projected our effective tax rate for the year to be approximately 75%. The increase in the estimated annual effective tax rate was due to an increase in certain non-deductible expenses in relation to our estimated income (loss) before income taxes for the year. As a result of adjusting the income tax benefit for the thirty-nine weeks ended February 25, 2006 to the estimated annual rate of 75%, our effective rate for the thirteen weeks ended February 25, 2006 was reduced to 19.4%.

For the thirty-nine week period ended March 3, 2007, our pre-tax income was $29.2 million, as compared to pre-tax loss of $3.2 million for the thirty-nine week period ended February 25, 2006. For the current thirty-nine week period, an income tax expense of $10.8 million was recorded with an effective tax rate of 37.0%, as compared to an income tax benefit of $2.4 million with an effective tax rate of 74.9% for the same thirty-nine week period in fiscal 2006. As discussed above, the effective tax rate for each period differs from the statutory federal income tax rate due to state income taxes and due to the relationship of certain non-deducible expenses to our income (loss) before income taxes.

NET INCOME

Net income for the thirteen week period ended March 3, 2007 was $17.4 million, or $.74 per basic and diluted share, as compared to net income of $8.0 million, or $0.34 per basic and diluted share, for the third quarter of fiscal 2006.

For the thirty-nine week period ended March 3, 2007, net income was $18.4 million, or $.78 per basic and diluted share, as compared to net loss of $803,000, or $0.03 per basic and diluted share, for the thirty-nine week period ended February 25, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 3, 2007 was $65.1 million, as compared to $60.8 million at June 3, 2006. Our current ratio was 1.77 at March 3, 2007, as compared to 1.94 at June 3, 2006. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40.0 million line of credit with three banks, $2.6 million of which was utilized as a standby letter of credit at March 3, 2007. Our long-term debt at March 3, 2007, including current maturities, amounted to $108.0 million, as compared to $103.9 million at June 3, 2006.

In the thirty-nine week period ended March 3, 2007 $37.0 million in net cash was provided by operating activities. This compares to $13.6 million of net cash for the thirty-nine week period ended February 25, 2006. In the thirty-nine weeks ended March 3, 2007, the Company used $3.6 million for the purchase of short-term investments, $334,000 for the issuance of notes receivable and purchase of investments, and $402,000 was provided from disposal of property, plant and equipment. The Company used $17.1 million for purchases of property, plant and equipment, and $6.1 million for payment on the purchase obligation for the Acquisitions. The Company used $1.2 million for the purchase of Green Forest Foods, LLC, net of cash acquired. In addition, $177,000 was provided from the issuance of common stock from the treasury upon the exercise of stock options, and $878,000 was used for payments of dividends on the common stock. Borrowings of $3 million were received in additional long-term debt and $9.6 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $1.8 million since June 3, 2006.

In the thirty-nine weeks ended February 25, 2006, $10.8 million was provided from the maturity of short-term investments, $1.2 million was provided from notes receivable and from investments, and $1.6 million was provided from disposal of property, plant and equipment. $6.9 million was used for purchases of property, plant and equipment, and $23.8 million was used for the purchase of the Acquisitions. In addition, $73,000 was provided from the issuance of common stock from the treasury and $877,000 was used for payments of dividends on the common stock. Borrowings of $28.0 million were received in additional long-term debt and $29.8 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash of $6.1 million.

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures less exclusions (not to exceed 125% of depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 3, 2007, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Capital expenditure requirements are expected to be for the normal repair and replacement of the company’s facilities. In addition, we are evaluating the construction of a new integrated layer production complex in West Texas to service markets formerly served by our Albuquerque, New Mexico complex. The expected cost is approximately $25.0 million. We are also considering purchasing, for approximately $10.0 million, the assets currently under capital lease at our recently acquired Green Forest subsidiary.

Looking forward, our current cash balances, additional borrowings, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. We have recorded the obligation to acquire the remaining 36% at its present value of $15.1 million. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings under our revolving credit agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has significantly affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. Neither the Company, nor any of its affiliates, was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006. The case against the Alpharma defendants resulted in a verdict for the defendants on September 25, 2006. The result in the Green case is not dispositive of the issues raised in McWhorter and Carroll, but it colors the plaintiffs’ prospects for success.

The plaintiffs’ attorneys have not yet indicated their intentions regarding the remaining cases. It is possible that the McWhorter and Carroll plaintiffs can present fundamentally different proof than was presented in the Green case, but that does not appear likely at present. While the potential exposure, if any, in the McWhorter and Carroll cases appears to be diminished as a result of the outcome in the Green case, at this point it is still not possible to evaluate any potential exposure with certainty.

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

ITEM 5. OTHER INFORMATION

On April 2, 2007, we issued a press release announcing our financial results for the quarter ended March 3, 2007.

ITEM 6. EXHIBITS

a.	Exhibits
	No.	Description
	31.1	Certification of The Chief Executive Officer

	31.2	Certification of The Chief Financial Officer

	32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

	99.1	Press release dated April 2, 2007 announcing interim period financial information (Incorporated by reference to Exhibit 99.1 of our Form 8-K dated April 3, 2007.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: April 9, 2007	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: April 9, 2007	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)