Form 10-Q/A
period 2007-03-03
CAL MAINE FOODS INC
filed 2007-05-01
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to quarterly report on Form 10-Q for the quarterly period ended March 3, 2007

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

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 3, 2007 (the “Form 10-Q”) solely for the purpose of correcting an inadvertent error in the amount of its originally reported “Total liabilities” as of March 3, 2007. No other changes to the Form 10-Q are made, except for the filing of updated Exhibits 31.1, 31.2 and 32.0.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.

Date: April 30, 2007
By:  /s/ Charles F. Collins

Charles F. Collins
Vice President Controller
(Principal Accounting Officer)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 3, 2007	June 3, 2006
	(unaudited)	(note1)
ASSETS
Current assets:
Cash and cash equivalents	$15,134	$13,295
Investments	28,600	25,000
Trade and other receivables	40,525	24,955
Recoverable federal income taxes	836	1,177
Inventories	62,855	57,843
Prepaid expenses and other current assets	1,266	3,408
Total current assets	149,216	125,678

Notes receivable and investments	8,241	8,316
Goodwill	4,195	4,016
Other assets	2,550	2,833

Property, plant and equipment	363,209	339,831
Less accumulated depreciation	(178,278)	(163,556)
	184,931	176,275
TOTAL ASSETS	$349,133	$317,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,482	$34,642
Current maturities of purchase obligation	5,435	6,884
Current maturities of long-term debt	13,610	11,902
Deferred income taxes	11,610	11,450
Total current liabilities	84,137	64,878

Long-term debt, less current maturities	94,383	92,010
Minority interest	923	919
Purchase obligation, less current maturities	9,673	16,751
Other non-current liabilities	3,701	3,860
Deferred income taxes	18,705	18,925
Total liabilities	211,522	197,343

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,158 shares outstanding at March 3, 2007 and 21,103 shares at June 3, 2006	351	351
Class A common stock $0.01 par value per share, authorized issued and outstanding 2,400 shares at March 3, 2007 and June 3, 2006	24	24
Paid-in capital	28,955	28,700
Retained earnings	129,679	112,183
Common stock in treasury-13,972 shares at March 3, 2007 and 14,027 at June 3, 2006	(21,398)	(21,483)
Total stockholders’ equity	137,611	119,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,133	$317,118

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