Form 10-K
period 2007-06-02
CAL MAINE FOODS INC
filed 2007-08-16
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR FISCAL YEAR ENDED June 2, 2007

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

(601) 948-6813
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐  No ☒

The aggregate market value, as reported by the NASDAQ National Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at December 2, 2006, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $ 96,860,500

As of August 10, 2007, 21,192,691 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

Part I

PART I

 ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2007, we sold approximately 685 million dozen shell eggs, which represented about 15.5% of domestic shell egg consumption in the United States. Our total flock of approximately 23 million layers and 5 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include reduced cholesterol, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2007, specialty shell eggs represented approximately 15% of our shell egg dollar sales. Retail prices for specialty eggs are higher than standard shell eggs due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under two distinct brands: Egg-Land's Best(TM) and Farmhouse(TM).  We own a 25.9% equity interest in Egg-Land's Best, Inc., which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land's Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 8.7% of our total shell egg dozen volume in fiscal 2007.

We are also a leader in industry consolidation. Since 1989, we have completed thirteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There currently are 60 producers who each own more than one million layers and the ten largest producers own approximately 43% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

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

In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. Our obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $15.3 million as of June 2, 2007 of which $5.4 million is included in current liabilities and $9.9 million is included in other non-current liabilities in the accompanying consolidated balance sheet. We will purchase an additional 12% of Hillandale, LLC based on the book value of the Membership Units as of July 29, 2007.

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

Certain Other Acquisitions

During fiscal 2007, we completed two other acquisitions of egg production facilities located in Arkansas, which added approximately two million laying hens and expanded our pullet growing facilities for replacements. Eggs produced at these facilities are being marketed to retail food businesses and distributors in the south central states. See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

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

Our Common Stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CALM”. On June 1, 2007, the last sale price of our Common Stock on NASDAQ was $13.46 per share. Our fiscal year 2007 ended June 2, 2007 and the first three fiscal quarters of fiscal 2007 ended September 2, 2006, December 2, 2006 and March 3, 2007. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

 Industry Background

 Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture reports, since 2000, annual per capita consumption in the United States has varied between 252 and 257 eggs. In 2006, per capita consumption in the United States was 256 eggs, or approximately five eggs per person per week.

 Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. Over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2007, wholesale large shell egg prices in the southeast region averaged 93.0 cents per dozen compared to an average of 84.1 cents per dozen for fiscal years 2004 to 2006. For the past few months, total egg production has been, 1 to 1 1/2% less than prior years. For the next few months of the calendar year, USDA statistics indicate that egg supply should continue to be slightly below that of a year earlier. This should result in a favorable egg market for producers.

Factors currently influencing demand:

-	industry advertising campaigns successfully promoting the health benefits of eggs;

-	positive announcements from the medical community highlighting eggs as a good source of protein;

-	increased consumption resulting from the factors noted above as well as the reduced level of cholesterol in eggs; and

-	increased demand from the foodservice channel.

Factors currently influencing supply:

-	living space for newly hatched layers will have increased 20% by 2008 according to guidelines put in place in 2002 by the United Egg Producers, in conjunction with the Food Marketing Institute, both industry trade associations; and

-	the process to bring new shell egg production capacity online has become more complex than in the past, increasing the time it takes to bring new capacity to market.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over one-half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Current feed prices are higher than the previous year. Forecasts vary widely for prices over the next year, with some dry conditions currently reported in the Midwest and a much stronger demand for corn from ethanol plants.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed thirteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added 8 million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provide for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 25.8 million for the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117.0 million in the fiscal year ended May 28, 1988 to an average of approximately 624.0 million over the past five fiscal years. Net sales amounted to $598.1 million in fiscal 2007 compared to net sales of $69.9 million in fiscal 1988.

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

Through exclusive license agreements with Egg-Land's Best, Inc. in several key territories and our trademarked Farmhouse brand, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not as volatile as those of generic shell eggs, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our specialty shell egg production.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during last fiscal year represented approximately 15.5% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs. Company-owned facilities accounted for approximately 90% of our total fiscal 2007 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 29 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.5 million dozen of shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $63 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed for the laying flocks is produced by Company-owned and operated mills located in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi. Approximately 95% of the feed for our flocks is manufactured at feed mills owned and operated by us. Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks. Although most feed ingredients are purchased on an as-needed basis, from time-to-time, when deemed advantageous, we purchase ingredients in advance with a delayed delivery of several weeks or a few months.

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

Marketing. Of the 685 million dozen shell eggs sold by us in the fiscal year ended June 2, 2007, 536 million were produced by our flocks.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 67.4% of net sales in fiscal 2007 and 66.8% of net sales for fiscal 2006. Two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.9% of net sales during fiscal 2007 and 36.6% of net sales for fiscal 2006.

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

According to U.S. Department of Agriculture reports, since 2000, annual per capita consumption in the United States has varied between 252 and 257 eggs. While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, nine of our first quarters and six of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best’ and Farmhouse eggs. Egg-Land’s Best’ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best’ eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best’ eggs accounted for approximately 11.2% of our shell egg dollar sales in fiscal 2007. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives. Farmhouse and other non EB specialty eggs accounted for 4.0% of our shell egg dollar sales in fiscal 2007. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues. The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs.

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

While the shell egg industry remains highly fragmented, it has been characterized by a growing concentration of producers. In 2006, 60 producers with one million or more layers owned 87% of the 290 million total U.S. layers, compared with the 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Tradenames. We own the trade names Farmhouse, Rio Grande and Sunups. We do not own any patents or proprietary technologies. We produce and market Egg-Land's Best(TM) eggs under license agreements with EB. We own a 25.9% equity interest in EB.

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

Employees. As of June 2, 2007, we had a total of approximately 1,600 employees of whom 1,450 worked in egg production, processing and marketing, 80 were engaged in feed mill operations and 70 were administrative employees, including officers, at our executive offices. Approximately 4% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

 ITEM 1A. RISK FACTORS

We are subject to numerous risks and uncertainties, including the following:

Market prices of wholesale shell eggs are volatile and changes in these prices and costs can adversely impact our results of operations.

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices have experienced an upward trend since 2002 and rose to historical highs in late 2003 and early 2004. In the early fall of 2004, the demand trend related to the popular diets faded dramatically. During the time of increased demand, the egg industry had geared up to produce more eggs, resulting in an oversupply of eggs. In March 2005, the egg industry took action to better align the size of laying flocks with current demand needs. Current U.S. Department of Agriculture statistics indicate a reduced flock size that is now more in line with current demand. There can be no assurance that shell egg prices will remain at or near current levels and that the supply of shell eggs will remain level in the future.

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

Feed costs represent the largest element of our shell egg production (farm) cost, ranging from 52% to 57% of total farm annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybean meal, essential feed ingredients, are higher this year as compared to last year. However, there are wide swings in corn and soybean meal prices because of dry conditions in the Midwest and widely varying forecast projections for the 2007 fall harvest season in September and October. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

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

We purchase approximately 22% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We produce approximately 78% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers also increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in quantities and prices that are satisfactory and our inability to do so may have a material adverse affect on our business and profitability.

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

For the fiscal years 2007, 2006, and 2005, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.9%, 36.6%, and 30.9% of our net sales, respectively. Our top 10 customers accounted for 67.4%, 66.8%, and 64.7% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is highly competitive.

The production and sale of fresh shell eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of competitors that may prove to be more successful than we are in marketing and selling shell eggs. We cannot provide assurance that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations and financial condition.

Pressure from animal rights groups regarding the treatment of animals may subject us to additional costs to conform our practices to comply with developing standards or subject us to marketing costs to defend challenges to our current practices and protect our image with our customers.

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, to require that any companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flock of hens to meet some or all of these treatment standards. The treatment standards require, among other things, that we provide increased cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of these increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or any additional costs we will face, in the future.

We are dependent on our management team, and the loss of any key member of this team may adversely affect the implementation of our business plan in a timely manner.

Our success depends largely upon the continued services of our senior management team, including Fred R. Adams, Jr., our Chairman and Chief Executive Officer. The loss or interruption of Mr. Adams' services or those of one or more of our other executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any significant key-man life insurance on any such persons.

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

 Fred R. Adams, Jr., our Chairman of the Board and Chief Executive Officer, and his spouse own 36.1% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 90.1% and his son-in-law, Adolphus B. Baker, our president, chief operating officer and one of our directors, owns 9.9% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.6% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 64.8%, and Messrs. Adams and Baker and their spouses possess 70.8% of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable

 ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, two hatcheries, four wholesale distribution centers, 16 feed mills, 29 shell egg production facilities, 19 pullet growing facilities, and 28 processing and packing facilities. We also own interests in two egg products facilities and one spent hen processing facility, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

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

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $67.6 million. The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

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

PART II.

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
 ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the symbol “CALM”. The last reported sale price for our Common Stock on August 10, 2007 was $15.69 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2006 and fiscal 2007.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

June 3, 2006	First Quarter	$ 6.90	$ 5.55	$0.0125
	Second Quarter	7.01	5.75	$0.0125
	Third Quarter	7.44	6.08	$0.0125
	Fourth Quarter	7.90	6.03	$0.0125

June 2, 2007	First Quarter	$ 7.58	$ 6.29	$0.0125
	Second Quarter	8.45	6.14	$0.0125
	Third Quarter	14.49	7.91	$0.0125
	Fourth Quarter	14.07	11.33	$0.0125

There is no public trading market for the Class A Common Stock all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (90.1%) and his son-in-law Adolphus Baker, President, Chief Operating Officer and Director of the Company (9.9%).

STOCKHOLDERS

At August 6, 2007, there were approximately 276 record holders of our Common Stock and approximately 6,050 beneficial owners whose shares were held by nominees or broker dealers.

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

RECENT SALES OF UNREGISTERED SECURITIES

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 2, 2007.

EQUITY COMPENSATION PLAN INFORMATION

On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the “ISO Plan”) and reserved 500,000 shares of Common Stock for issuance upon exercise of options granted under the ISO Plan. Options issued pursuant to the ISO Plan may be granted to any of our employees.

On July 28, 2005, our Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the “Rights Plan”). The Rights Plan covers 1,000,000 shares of Common Stock of the Company. Stock Appreciation Rights (“SARs”) may be granted under the Rights Plan to any employee or member of the Board of Directors.

On August 24, 2006, in accordance with provisions of the Rights Plan, our Board of Directors approved an amendment to the Rights Plan providing that exercises of SARs under the Rights Plan be settled in cash and not with shares of our Common Stock.

The following table contains information, as of June 2, 2007, about our equity compensation plans, all of which were approved by our shareholders.

			Number of Shares of Common
			Stock Remaining Available for
	Number of Shares of Common	Weighted Average	Future Issuance Under
	Stock To Be Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Shares
			Reflected in Column (A))
Plan Category	(A)	(B)	(C)

1993 and 1999 Stock Option Plan	47,600	$2.07	8,000
2005 Incentive Stock Option Plan.	336,000	$5.93	140,000
2005 Stock Appreciation Rights Plan	(1)	$5.95	385,000(2)

(1)      Settled in cash, effective August 24, 2006, as noted in discussion preceding table.

(2)      Shares are not actually issued, but are credited solely for purposes of determining the amount of cash settlement measure against the closing price of our Common Stock on an exercise date

See Note 9 “Stock Option Plan” in our Consolidated Financial Statements for the fiscal year ended June 2, 2007.

 ITEM 6. SELECTED FINANCIAL DATA

The per share data shown in the following table has been adjusted to reflect the 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal year 2003.

	Fiscal Years Ended
	June 2	June 3	May 28	May 29	May 31
	2007	2006	2005	2004	2003
	52 wks	53 wks	52 wks	52 wks	52 wks
	(Amounts in thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$598,128	$477,555	$375,266	$572,331	$387,462
Cost of sales	479,504	415,338	339,833	396,704	315,169
Gross profit	118,624	62,217	35,433	175,627	72,293
Selling, general and administrative	60,394	57,702	47,758	69,305	46,029
Operating income (loss)	58,230	4,515	(12,325)	106,322	26,264
Other income (expense):
Interest expense (net of non cash interest expense & interest income)	(4,993)	(5,582)	(4,222)	(6,527)	(8,096)
Interest expense - non cash	(882)	(1,284)	-	-	-
Equity in income (loss) of affiliates	1,699	(757)	(88)	5,923	442
Non-controlling interest	286	165	-	-	-
Other (net)	1,921	1,465	1,227	524	527
	(1,969)	(5,993)	(3,083)	(80)	(7,127)
Income (loss) before income tax	56,261	(1,478)	(15,408)	106,242	19,137
Income tax expense (benefit)	19,605	(465)	(5,050)	39,800	6,925
Net income (loss)	$36,656	$(1,013)	$(10,358)	$66,442	$12,212
Net income (loss) per common share:
Basic	$1.56	$(0.04)	$(0.43)	$2.78	$0.52
Diluted	$1.55	$(0.04)	$(0.43)	$2.73	$0.52

Cash dividends declared per share *	$0.05	$0.05	$0.05	$0.05	$0.05

Weighted average shares outstanding:
Basic	23,526	23,496	23,834	23,874	23,528
Diluted	23,599	23,496	23,834	24,342	23,724
Balance Sheet Data:
Working capital	$80,552	$60,800	$73,587	$92,949	$27,749
Total assets	364,568	317,118	269,534	301,559	235,392
Total debt (including current maturities)	112,852	103,912	82,994	90,031	108,244
Total stockholders’ equity	155,739	119,775	121,855	140,165	66,085

Operating Data:
Total number of layers at period ended (thousands)	23,181	23,276	18,164	20,318	19,877
Total shell eggs sold (millions of dozens)	685.4	683.1	575.4	605.2	570.7

*Class A shares paid at 95% of the common stock dividend rate.

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

OVERVIEW

We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 2, 2007 (52 weeks), June 3, 2006 (53 weeks), and May 28, 2005 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated. At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. We currently are the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for approximately 96% of our net sales in fiscal 2007 and 94% in fiscal 2006. Egg products accounted for approximately 2% of our net sales in fiscal 2007 and 2% in fiscal 2006. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by us primarily to national and regional supermarket chains.

We currently use contract producers for approximately 10% of our total egg production. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We also own the eggs produced. Also, shell eggs are purchased, as needed, for resale by us from outside producers.

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

The purchase of Hillandale, LLC, AEP and Hillandale Farms, LLC described above in Part 1, Item 1, is collectively referred to below as the “Hillandale Purchase".

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended

	June 2, 2007	June 3, 2006	May 28, 2005

Net sales	100.00%	100.00%	100.00%
Cost of sales	80.2	87.0	90.6
Gross profit	19.8	13.0	9.4
Selling, general & administrative expenses	10.1	12.1	12.7
Operating income (loss)	9.7	0 .9	(3.3)
Other income (expense)	(0.3)	(1.2)	(0.8)
Income (loss) before taxes	9.4	(0.3)	(4.1)
Income tax expense (benefit)	3.3	(0.1)	(1.3)
Net income (loss)	6.1%	(0.2)%	(2.8)%

Fiscal Year Ended June 2, 2007 Compared to Fiscal Year Ended June 3, 2006

Net Sales. In fiscal 2007, approximately 96% of our net sales consisted of shell egg sales and approximately 2% was for incidental feed sales to outside egg producers, with the 2% balance consisting of sales of egg products. Net sales for the fiscal year ended June 2, 2007 were $598.1 million, an increase of $120.5 million, or 25.2%, from net sales of $477.6 million for fiscal 2006. Total dozens of eggs sold and egg selling prices increased as compared to fiscal 2006. In fiscal 2007 total dozens of shell eggs sold were 685.4 million, an increase of 2.3 million dozen, or .3%, compared to 683.1 million sold in fiscal 2006. Our average selling price of shell eggs increased from $.672 per dozen for fiscal 2006 to $.832 per dozen for fiscal 2007, an increase of $.160 per dozen, or 23.8%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. During fiscal 2004, consumer demand increased, partially due to the popularity of high protein diets. Egg producers increased egg supply to meet consumer demand. During our second fiscal 2005 quarter, consumer demand decreased to normal levels. At the same time, egg supply continued at the higher levels and resulted in a drop in egg selling prices for the remainder of fiscal 2005. During fiscal 2006, consumer demand improved slightly, but egg supply continued at higher levels. During fiscal 2007, consumer demand remained steady, but egg supply was lower, which resulted in stronger egg prices.

Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended June 2, 2007 was $479.5 million, an increase of $64.2 million, or 15.5%, as compared to cost of sales of $415.3 million for fiscal 2006. On a comparable basis, dozens produced decreased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2007. The cost of the shell eggs purchased from outside producers increased due to improved egg market selling prices. Feed cost for fiscal 2007 was $.252 per dozen, compared to $.206 per dozen for the prior fiscal year, an increase of 22.3%. Higher than average egg selling prices, more than offset the increase in feed ingredient costs and higher costs of purchases from outside egg producers, resulting in an increase in gross profit from 13% of net sales for fiscal 2006 to 19.8% of net sales for fiscal 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $60.4 million in fiscal 2007, an increase of $2.7 million as compared to $57.7 million for fiscal 2006. The increase in selling, general, and administrative expenses is primarily attributable to an increase of $1.8 million in franchise fees for specialty egg sales, and an increase of $2.2 million in our equity compensation plan expense, with an overall decrease in delivery costs. The cost of the stock based compensation plans is dependent on the price of the Company's common stock, which increased from $7.19 at June 3, 2006 to $13.46 at June 2, 2007. Overall, delivery costs have decreased, due to a reduction in the number of Company long haul trucks, increased back haul loads and the increased use of contract trucking. Selling, general and administrative expense was $.088 per dozen sold for fiscal 2007 as compared to $0.084 for fiscal 2006. As a percent of net sales, selling, general and administrative expense decreased from 12.1% for fiscal 2006 to 10.1% for fiscal 2007

Operating Income (Loss). As a result of the above, our operating income was $58.2 million for fiscal 2007, as compared to operating income of $4.5 million for fiscal 2006. The operating income as a percent of sales for fiscal 2007 was 9.7%, as compared to operating income of .9% for fiscal 2006.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other expense for fiscal 2007 was $2.0 million as compared to other expense of $6.0 million for fiscal 2006, a decrease of $4.0 million. Net interest expense for fiscal 2007 decreased by $1.0 million, due to lower average long-term debt balances. In fiscal 2007, we reduced interest expense by capitalizing $566,000 of interest in connection with the construction of egg products and spent hen processing facilities in Waelder, TX. The non-cash interest expense, as explained below, decreased by $402,000. The reduction of other expense is attributable primarily to the increase in net income of affiliates. The non-cash expense is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC’s over the remaining acquisition period culminating with us having a 100% interest in Hillandale, LLC. As a percent of net sales, other expense was .3% for fiscal 2007, as compared to 1.2% for fiscal 2006.

Income Taxes. For the fiscal year ended, June 2, 2007, our pre-tax income was $56.3 million, as compared to a pre-tax loss of $1.5 million for fiscal 2006. Income tax expense of $19.6 million was recorded for fiscal 2007 with an effective income tax rate of 34.8%, as compared to an income tax benefit of $465,000 for fiscal 2006 with an effective income tax rate of 31.5%. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain employee stock option expense and the minority ownership in the profits and losses held in consolidated entities such as Hillandale, LLC.

Net Income. As a result of the above, net income for fiscal 2007 was $36.7 million, or $1.56 per basic share and $1.55 per diluted share, compared to net loss of $1.0 million, or $0.04 per basic and diluted share for fiscal 2006.

Fiscal Year Ended June 3, 2006 Compared to Fiscal Year Ended May 28, 2005

Net Sales. In fiscal 2006, approximately 94% of our net sales consisted of shell egg sales and approximately 4% was for incidental feed sales to outside egg producers, with the 2% balance consisting of sales of egg products. Net sales for the fiscal year ended June 3, 2006 were $477.6 million, an increase of $102.3 million, or 27.2%, from net sales of $375.3 million for fiscal 2005. The Hillandale Purchase accounted for $82.0 million of the increase. Excluding the Hillandale Purchase, on a comparable basis, net sales increased $20.3 million, or 5.4%. Total dozens of eggs sold and egg selling prices increased as compared to fiscal 2005. In fiscal 2006, total dozens of shell eggs sold were 683.1 million, including 118.6 million dozen sold by entities consolidated in the Hillandale Purchase, an increase of 107.7 million dozen, or 18.7%, compared to 575.4 million dozen sold in fiscal 2005. On a comparable basis, excluding the Hillandale Purchase, dozens sold decreased 10.9 million dozen. Our average selling price of shell eggs increased from $.625 per dozen for fiscal 2005 to $.672 per dozen for fiscal 2006, an increase of $.047 per dozen, or 7.5%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. During fiscal 2004, consumer demand increased, partially due to the popularity of high protein diets. Egg producers increased egg supply to meet consumer demand. During our second fiscal 2005 quarter, consumer demand decreased to normal levels. At the same time, egg supply continued at the higher levels and resulted in a drop in egg selling prices for the remainder of fiscal 2005. During fiscal 2006, consumer demand improved slightly, but egg supply continued at higher levels.

Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended June 3, 2006 was $415.3 million, an increase of $75.5 million, or 22.2%, as compared to cost of sales of $339.8 million for fiscal 2005. The cost of sales for entities consolidated with the Hillandale Purchase accounted for $76.6 million of the increase. Excluding the Hillandale Purchase, on a comparable basis, cost of sales decreased $1.1 million. On a comparable basis, dozens produced, dozens purchased from outside shell egg producers and cost of feed ingredients decreased in fiscal 2006. The cost of the shell eggs purchased from outside producers increased slightly due to improved egg market selling prices. Feed cost for fiscal 2006 was $.206 per dozen, compared to $.225 per dozen for the prior fiscal year, a decrease of 8.4%. An increase in egg selling prices, a decrease in feed ingredient costs, offset by a higher cost of purchases from outside egg producers, resulted in an increase in gross profit from 9.4% of net sales for fiscal 2005 to 13.0% of net sales for fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $57.7 million in fiscal 2006, an increase of $9.9 million as compared to $47.8 million for fiscal 2005. Selling, general and administrative expense consolidated with the Hillandale Purchase accounted for $9.5 million of the increase. Excluding the Hillandale Purchase, selling, general and administrative expense increased $400,000. Total insurance costs decreased $2.7 million and bad debt expense resulted in a net recovery of $500,000. These cost reductions were offset by an increase of $2.2 million in franchise fees for specialty egg sales and an increase in our equity compensation plan expense. In fiscal 2005, we recorded a benefit of $1.3 million, applicable to stock options and Tandem Stock Appreciation Rights accounted for under the variable plan accounting requirements of APB Opinion No.25, “Accounting for Stock Issued to Employees”. The market price of our outstanding common stock ranged from $13.80 at May 29, 2004 to $6.76 at May 28, 2005 and $7.19 at June 3, 2006. Delivery costs, including fuel costs, have also increased. Selling, general and administrative expense was $0.084 per dozen sold for fiscal 2006 as compared to $0.083 for fiscal 2005. As a percent of net sales, selling, general and administrative expense decreased from 12.7% for fiscal 2005 to 12.1% for fiscal 2006.

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

Capital Resources and Liquidity. Our working capital at June 2, 2007 was $80.6 million compared to $60.8 million at June 3, 2006. Our current ratio was 2.06 at June 2, 2007 as compared with 1.94 at June 3, 2006. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventory balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at June 2, 2007. Our long-term debt at that date, including current maturities, totaled $112.9 million, as compared to $103.9 million at June 3, 2006.

For the fiscal year ended June 2, 2007, $59.7 million in net cash was provided by operating activities. This compares to $20.9 million of net cash provided for the fiscal year ended June 3, 2006. In fiscal 2007, $12.1 million was used for acquisition of businesses; $23.5 was used for purchases of property, plant and equipment. Net cash of $14.5 million was used for investments and $251,000 received on notes receivable. In fiscal 2007, we received $503,000 from the disposal of property, plant and equipment. As part of our stock option plan, approximately $262,000 was received for sales of common stock from the treasury, and $1.2 million was used for payments of dividends on our common stock. Proceeds from long-term borrowings of $29.5 million were received and payments of $31.2 million were made on long-term debt. In accord with the Hillandale, LLC purchase agreement, we made a payment of $6.1 million on our long term purchase obligation. The net result was an increase in cash and cash equivalents of approximately $1.7 million.

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

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures less exclusions (not to exceed 125% of depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2007, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. We have recorded the obligation to acquire the remaining 36% at its present value of $15.3 million. The actual remaining purchase price may be higher or lower when the Hillandale Purchase is completed. Future funding is expected to be provided by our cash balances and borrowings under our revolving credit agreement.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we have plans to construct a new integrated layer production complex in West Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

We currently have a $1.8 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.8 million deferred tax liability would not impact our consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

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
In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. Our ownership of Hillandale, LLC currently is 64%. We will incur costs for our purchase of the remaining 36% of the Units of Membership over the remaining three years, which will culminate with us having a 100% equity interest in Hillandale, LLC. Our obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $15.3 million as of June 2, 2007 of which $5.4 million is included in current liabilities and $9.9 million is included in other non-current liabilities in the accompanying consolidated balance sheet.

	Total	2008	2009	2010	2011	2012	Over 5 years
Long-term debt	$112,852	$13,442	$11,770	$12,000	$9,817	$8,154	$57,669
Operating leases	12,106	4,510	2,506	2,094	1,310	780	906
Total	$124,958	$17,952	$14,276	$14,094	$11,127	$8,934	$58,575

Impact of Recently Issued Accounting Standards.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS No.123(R)”), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123(R) that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The Company recognized stock based compensation expense of $218 for equity awards and $1,650 for liability awards in fiscal 2007.

Prior to adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 in accounting for employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, the Company recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) (collectively, “Rights”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), the Company is required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the current fiscal year.

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

  In September 2006, the FASB issued FASB Statement No.157, "Fair Value Measurements" (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on June 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities", to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

Inventories. Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market. If market prices for eggs and feed grains move substantially lower, we would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value. The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 22 weeks. Capitalized flock costs are then amortized over the productive lives of the flocks, generally one to two years. Flock mortality is charged to cost of sales as incurred. High mortality from disease or extreme temperatures would result in abnormal adjustments to write-down flock inventories. Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

Long-Lived Assets. Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss in included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $6.4 million at June 2, 2007. The combined total assets and total liabilities of these companies were approximately $24 million and $11 million, respectively, at June 2, 2007. We are a guarantor of approximately $4.8 million of long-term debt of one of the affiliates.

Goodwill. At June 2, 2007, our goodwill balance represented 1.2% of total assets and 2.7% of stockholders’ equity. Goodwill relates to the fiscal 1999 acquisition of Hudson Brothers, Inc., the fiscal 2006 acquisition of Hillandale Farms, LLC, and the fiscal 2007 acquisition of Green Forest Foods, LLC. We adopted, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. We have only one operating segment, which is our sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $3.9 million at June 2, 2007. We are a party to no other market risk sensitive instruments requiring disclosure.

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

2. Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 2, 2007. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control - Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

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

4. Management has determined that our internal control over financial reporting as of June 2, 2007 is effective and that there is no material weakness in our internal control over financial reporting as of that date. In that connection, a “material weakness,” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

5. The attestation report of Moore Stephens Frost on management’s assessment of our internal control over financial reporting, which includes that firm’s opinion on management’s assessment of the effectiveness of internal control over financial reporting and opinion on the effectiveness of internal control over financial reporting, is set forth below.

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Cal-Maine Foods, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on the COSO criteria.

/s/ Moore Stephens Frost
Little Rock, Arkansas
August 13, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of June 2, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(c). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Cal-Maine Foods, Inc. and Subsidiaries as of June 3, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended June 3, 2006 and May 28, 2005, were audited by other auditors whose report dated August 11, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and Subsidiaries as of June 2, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 13, 2007, expressed an unqualified opinion thereon.

/s/ Moore Stephens Frost
Little Rock, Arkansas
August 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the accompanying consolidated balance sheet of Cal-Maine Foods, Inc. and subsidiaries as of June 3, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended June 3, 2006 and May 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and subsidiaries at June 3, 2006, and the consolidated results of their operations and their cash flows for each of the years ended June 3, 2006 and May 28, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 11, 2006

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
	June 2	June 3
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,032	$13,295
Investments	39,500	25,000
Receivables:
Trade receivables, less allowance for doubtful
accounts of $150 in 2007 and $346 in 2006	37,096	23,804
Other	1,084	1,151
	38,180	24,955

Recoverable federal and state income taxes	0	1,177
Inventories	62,208	57,843
Prepaid expenses and other current assets	1,390	3,408
Total current assets	156,310	125,678
Other assets:
Notes receivable and investments	7,913	8,316
Goodwill	4,195	4,016
Other	2,560	2,833
	14,668	15,165
Property, plant and equipment, less accumulated
depreciation	193,590	176,275
Total assets	$364,568	$317,118

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$27,978	$24,190
Accrued wages and benefits	7,273	6,262
Accrued expenses and other liabilities	9,800	4,190
Current maturities of purchase obligation	5,435	6,884
Current maturities of long-term debt	13,442	11,902
Deferred income taxes	11,830	11,450
Total current liabilities	75,758	64,878
Long-term debt, less current maturities	99,410	92,010
Non-controlling interests in consolidated entities	1,894	919
Purchase obligation, less current maturities	9,867	16,751
Other noncurrent liabilities	2,150	3,860
Deferred income taxes	19,750	18,925
Total liabilities	208,829	197,343
Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2007 and 2006
Issued 35,130 shares and 21,193 shares outstanding in 2007 and 21,103 shares in 2006	351	351
Class A common stock, $.01 par value
Authorized shares - 2,400 in 2007 and 2006
Issued and outstanding shares - 2,400 in 2007 and 2006	24	24
Paid-in capital	29,043	28,700
Retained earnings	147,667	112,183
Common stock in treasury-13,937 shares in 2007
and 14,039 in 2006	(21,346)	(21,483)
Total stockholders' equity	155,739	119,775
Total liabilities and stockholders' equity	$364,568	$317,118

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal years ended
	June 2	June 3	May 28
	2007	2006	2005
Net sales	$598,128	$477,555	$375,266
Cost of sales	479,504	415,338	339,833
Gross profit	118,624	62,217	35,433
Selling, general and administrative	60,394	57,702	47,758
Operating income (loss)	58,230	4,515	(12,325)

Other income (expense):
Interest expense	(6,987)	(7,949)	(5,906)
Interest income	1,112	1,083	1,684
Equity in income (loss) of affiliates	1,699	(757)	(88)
Non-controlling interest	286	165	-
Other, net	1,921	1,465	1,227
	(1,969)	(5,993)	(3,083)
Income (loss) before income taxes	56,261	(1,478)	(15,408)
Income tax expense (benefit)	19,605	(465)	(5,050)
Net income (loss)	$36,656	$(1,013)	$(10,358)

Net income (loss) per share:
Basic	$1.56	$(0.04)	$(0.43)
Diluted	$1.55	$(0.04)	$(0.43)
Weighted average shares outstanding:
Basic	23,526	23,496	23,834
Diluted	23,599	23,496	23,834

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at May 29, 2004	35,130	$351	2,400	$24	13,307	$(12,426)	$26,308	$125,908	$140,165

Purchase of treasury stock	-	-	-	-	943	(9,344)	-	-	(9,344)
Cash dividends paid ($.05
per common share) *	-	-	-	-	-	-	-	(1,184)	(1,184)
Issuance of common
stock from treasury	-	-	-	-	(207)	263	2,313	-	2,576
Net loss for fiscal 2005	-	-	-	-	-	-	-	(10,358)	(10,358)

Balance at May 28, 2005	35,130	351	2,400	24	14,043	(21,507)	28,621	114,366	121,855

Cash dividends paid ($.05
per common share) *	-	-	-	-	-	-	-	(1,170)	(1,170)
Issuance of common
stock from treasury	-	-	-	-	(4)	24	79	-	103
Net loss for fiscal 2006	-	-	-	-	-	-	-	(1,013)	(1,013)

Balance at June 3, 2006	35,130	351	2,400	24	14,039	(21,483)	28,700	112,183	119,775

Cash dividends paid ($.05
per common share) *	-	-	-	-	-	-	-	(1,172)	(1,172)
Issuance of common
stock from treasury	-	-	-	-	(102)	137	125	-	262
Vesting of stock based compensation	-	-	-	-	-	-	218	-	218
Net income for fiscal 2007	-	-	-	-	-	-	-	36,656	36,656

Balance at June 2, 2007	35,130	$351	2,400	$24	13,937	$(21,346)	$29,043	$147,667	$155,739

*Class A shares paid at 95% of the common stock dividend rate.
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	June 2	June 3	May 28
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$36,656	$(1,013)	$(10,358)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	21,476	20,569	16,441
Deferred income taxes	1,205	985	(710)
Equity in (income) loss of affiliates	(1,699)	757	88
Gain (loss) on disposal of property, plant and
equipment	38	(1,108)	(599)
Interest on purchase obligation	882	1,284	-
Net change in Non-controlling interest in consolidated entities	975	(165)	-
Change in operating assets and liabilities, net
of effects from acquisitions
Receivables and other assets	(8,097)	3,244	4,835
Inventories	47	2,136	3,624
Accounts payable, accrued expenses
and other liabilities	8,241	(5,758)	(3,707)
Net cash provided by operating activities	59,724	20,931	9,614

Cash flows from investing activities
Purchases of investments	(43,250)	(60,823)	(89,499)
Sales of investments	28,750	71,207	75,581
Acquisition of businesses, net of cash acquired	(12,053)	(23,756)	-
Payments received on notes receivable and
from investments	1,453	2,288	2,170
Purchases of property, plant and equipment	(23,472)	(12,372)	(11,977)
Increase in notes receivable and investments	(1,202)	(2,048)	(811)
Net proceeds from disposal of property,
plant and equipment	503	2,638	879
Net cash used in investing activities	(49,271)	(22,866)	(23,657)

Cash flows from financing activities
Long-term borrowings	29,500	28,000	2,500
Principal payments on long-term debt	(31,204)	(31,924)	(9,537)
Payment of purchase obligation	(6,102)	-	-
Proceeds from issuance of common stock from
treasury	262	103	314
Purchases of common stock for treasury	-	-	(9,344)
Payments of dividends	(1,172)	(1,170)	(1,184)
Net cash used in financing activities	(8,716)	(4,991)	(17,251)
Increase (decrease) in cash and cash equivalents	1,737	(6,926)	(31,294)
Cash and cash equivalents at beginning of year	13,295	20,221	51,515
Cash and cash equivalents at end of year	$15,032	$13,295	$20,221

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
June 2, 2007

1. Significant Accounting Policies

Business
The Company is engaged in the production, processing and distribution of shell eggs. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. One customer accounted for 36.9%, 36.6% and 30.9% of the Company's net sales in fiscal 2007, 2006 and 2005, respectively. Another customer accounted for 9.8%, 9.9% and 12.1% of the Company's net sales in fiscal 2007, 2006 and 2005, respectively.

Principles of Consolidation
The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (the "Company") and variable interest entities in which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, ("FIN 46") requires variable interest entities ("VIEs”) to be consolidated if a party with ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.

Beginning in the fourth quarter of fiscal 2007, Company has variable interests in three entities in which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows of these entities pursuant to FIN 46.    The Company has a 37% ownership interest in Texas Egg Products, LLC and leases to Texas Egg Products, LLC its operating facility.  Texas Egg Products, LLC processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry.

The Company has a 43% ownership interest in Texas Egg, LLC and leases to Texas Egg, LLC its operating facility.  Texas Egg, LLC has 50% ownership interest in South Texas Protein, LLC and subleases the facility to South Texas Protein, LLC.  South Texas Protein, LLC is a spent hen processing facility in the start-up phase of its operations.

Total assets of the three VIEs for which the Company is the primary beneficiary totaled $1,209 net of elimination of intercompany balances.

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

Investments
Investments consist of auction rate securities. We have designated these investments as available-for-sale securities and have accounted for them in accordance with the standards of Statement of Financial Accounting Standards SFAS No.115, "Accounting For Certain Investments: Debt and Equity Securities." Due to the nature of the investments, the cost at June 2, 2007 and June 3, 2006 approximates fair value; therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $37,096 at June 2, 2007 and $23,804 at June 3, 2006. Trade receivables are presented net of allowance for doubtful accounts of $150 at June 2, 2007 and $346 at June 3, 2006.

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

The cost associated with flocks, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during a growing period of approximately 22 weeks. Flock costs are amortized over the productive lives of the flocks, generally one to two years.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Impairment of Long-Lived Assets
The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows (undiscounted and without interest charges) are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

Revenue Recognition and Delivery Costs
The Company recognizes revenue only when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectibility is reasonably assured.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $21,105, $24,560, and $18, 311, in fiscal 2007, 2006 and 2005, respectively.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising costs were $745 in fiscal 2007, $875 in fiscal 2006, and $821 in fiscal 2005.

Income Taxes
Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004)(“SFAS No.123(R)”), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123(R) that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The Company recognized stock based compensation expense of $218 for equity awards and $1,650 for liability awards in fiscal 2007.

Prior to adoption of SFAS No. 123(R), the Company applied Accounting Principles Board(“APB”) No. 25 in accounting for employee stock compensation plans and generally recognized no compensation expense for employee stock options. Under the provisions of APB No. 25, the Company recognized a liability for Stock Appreciation Rights (“SARS”) and Tandem Stock Appreciation Rights (“TSARS”) (collectively, “Rights”) based upon the intrinsic value of vested SARS and TSARS at each period end. Under SFAS No. 123(R), the Company is required to recognize a liability for vested SARS and TSARS based upon their fair value at each period end using a Black-Scholes option pricing model and to record a cumulative effect adjustment for the change in method of accounting for such liability awards. The cumulative effect resulting from the adoption of SFAS No. 123(R) was insignificant and is included in stock based compensation expense for the current fiscal year.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in the years presented. .

	Fiscal year ended
	June 3	May 28
	2006	2005
Net loss	$(1,013)	$(10,358)
Add: Stock-based employee compensation
expense income included in reported
net loss	256	(798)
Deduct: Total stock-based employee
compensation (expense) income determined
under fair value based method for all awards	(201)	400
Pro forma net loss	$(958)	$(10,756)
Net loss per share:
Basic — as reported	$(0.04)	$(0.43)
Basic — pro forma	$(0.04)	$(0.45)
Diluted — as reported	$(0.04)	$(0.43)
Diluted — pro forma	$(0.04)	$(0.45)

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

Impact of Recently Issued Accounting Standards

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for "Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement No.109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of Interpretation 48 in the first quarter of fiscal 2008. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.157, "Fair Value Measurements". SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 is effective for us on June 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities", to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

Fiscal Year
The Company's fiscal year-end is on the Saturday nearest May 31, which was June 2, 2007 (52 weeks), June 3, 2006 (53 weeks) and May 28, 2005 (52 weeks), for the most recent three fiscal years.

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

In October 2005, the Company paid substantially all of Hillandale, LLC’s notes payable and long-term debt and obtained a new $28,000 term loan from an insurance company secured by substantially all of the property, plant and equipment of Hillandale, LLC, and requires monthly principal payments of $150 plus interest beginning in January 2007 through November 2020. The obligation to acquire 49% of Hillandale, LLC was recorded at its then present value of $23,600 million as of June 3, 2006, of which $6,900 million was included in current liabilities and $16,700 million was included in non-current liabilities in the accompanying consolidated balance sheet.

In August 2006, in accordance with the Agreement, The Company purchased, for $6.1 million, an additional 13% of the units of membership of Hillandale, LLC based on the book value as of July 29, 2006. The Company’s obligation to acquire the remaining 36% of Hillandale, LLC is recorded at its present value of $15.3 million as of June 2, 2007 of which $5.4 million is included in current liabilities and $9.9 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The actual remaining purchase price may be higher or lower when the Hillandale Purchase is completed. The Company will purchase an additional 12% of Hillandale LLC based on the book value of the units of membership as of July 29, 2007.

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

Hillandale, LLC's production facilities are principally located in Florida. Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities. The Hillandale acquisition increased our egg production capacity by approximately 30%.

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

	Fiscal Year Ended
	June 3 2006	May 28 2005

Net sales	$490,529	$456,018
Net loss	$(5,169)	$(29,326)
Basic net loss per share	$(0.22)	$(1.25)
Diluted net loss per share	$(0.22)	$(1.25)

Green Forest Foods, LLC Acquisition

As of June 3, 2006, the Company owned 50 percent of Green Forest Foods, LLC, which was accounted for under the equity method of accounting. On January 24, 2007, we purchased the remaining 50 percent interest in Green Forest Foods, LLC for $2 million in cash. We allocated the purchase price to the net assets acquired consisting principally of flock inventories and facilities leased under a capital lease. Effective with the purchase, the results of operations of Green Forest Foods, LLC are consolidated in the Company’s financial statements. Green Forest Foods, LLC located in Green Forest, Arkansas, had been jointly owned and operated by Pier 44 Properties, LLC, an unaffiliated entity, and Cal-Maine Foods, Inc. since January 2006. Subsequent to the acquisition, the Company paid the capital lease obligation of approximately $10.5 million in full. Green Forest Foods, LLC produces, processes, and markets eggs from approximately one million laying hens, along with pullet growing for replacements.

Benton County Foods, LLC Acquisition

On April 20, 2007, through our 90% owned subsidiary, Benton County Foods, LLC, we acquired the assets and business of the shell egg division of George’s, Inc., an unaffiliated entity, located near Siloam Springs, Arkansas. Benton County Foods, LLC is a newly formed company jointly owned by the Company and PW3 Holdings, LLC, an unaffiliated entity. The purchase price totaled $10.9 million in cash. The assets acquired include approximately one million laying hens, and a feed mill in Watts, Oklahoma. As part of this acquisition, Benton County Foods, LLC will lease growing facilities from George's Inc. for replacement pullets. CCF Brands (an affiliate of PW3 Holdings, LLC) has a supply agreement in place for approximately 50 percent of the eggs produced by the Benton County Foods, LLC. Eggs will be marketed to retail food businesses and food service distributors in the south central region of the United States. The results of operations of the shell egg business acquired are included in the Company’s consolidated financial statements subsequent to the acquisition date.

Pro forma information and the allocation of the purchase price to the net assets acquired with respect to the acquisitions of Green Forest Foods, LLC and Benton County Foods, LLC is not significant to the Company’s consolidated financial statements and accordingly has not been presented.

3. Investment in Affiliates

The Company owns 50% each of Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") as of June 2, 2007. Investment in affiliates, recorded using the equity method of accounting, totaled $6,428 and $6,763 at June 2, 2007 and at June 3, 2006, respectively. Equity in income or (loss) of $1,699, ($757), and ($88) from these entities have been included in the consolidated statements of operations for fiscal 2007, 2006 and 2005, respectively.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $9,544 at June 2, 2007. Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

At June 2, 2007, and June 3, 2006, "Notes receivable and investments" as shown on the Company's consolidated balance sheet includes the cost of an investment in Egg-Land's Best, Inc., in which the Company has a 25.9% equity interest as of June 2, 2007 and had a 25.7% equity interest as of June 3, 2006. The Company can not exert significant influence over Egg-Land's Best, Inc.'s operating and financial activities; therefore, the Company accounts for this investment using the cost method. The carrying value of this investment at June 2, 2007, and June 3, 2006, was $440.

4. Inventories

Inventories consisted of the following:

	June 2	June 3
	2007	2006
Flocks	$40,773	$39,092
Eggs	4,704	3,820
Feed and supplies	16,731	14,931
	$62,208	$57,843

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 2	June 3
	2007	2006
Land and improvements	$43,222	$40,741
Buildings and improvements	163,946	133,884
Machinery and equipment	168,422	158,791
Construction-in-progress	726	6,415
	376,316	339,831
Less accumulated depreciation	182,726	163,556
	$193,590	$176,275

Depreciation expense was $21,164, $20,417 and $16,367 in fiscal 2007, 2006 and 2005, respectively.

6. Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at June 2, 2007 are as follows:

2008	$4,510
2009	2,506
2010	2,094
2011	1,310
2012	780
Thereafter	906
Total minimum lease payments	$12,106

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $8,390, $9,918 and $8,109 in fiscal 2007, 2006 and 2005, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment. Included in rent expense are vehicle rents totaling $840, $1,049 and $1,318 in fiscal 2007, 2006 and 2005, respectively.

7. Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	June 2	June 3
	2007	2006
Note payable at 5.99%; due in monthly
installments of $150, plus interest, beginning in
January 2007 through 2020	$27,100	$28,000
Note payable at 6.35%, due in monthly principal
installments of $100, plus interest, maturing in 2017	19,900	-
Note payable at 8.26%; due in monthly installments
of $155, including interest, maturing in 2015	13,808	14,500
Note payable at 6.80%; due in monthly installments
of $165, plus interest, maturing in 2013	13,070	15,050
Note payable at 6.40%, due in monthly principal
installments of $35, plus interest, maturing in 2017	6,500	-
Series B Senior Secured Notes at 7.18%; due in
annual principal installments of $2,143 beginning in
December 2003 through 2009 with interest due
semi-annually	6,429	8,571
Industrial revenue bonds at 6.10%; due in
monthly installments of $146, including interest,
maturing in 2011	5,961	7,301
Note payable at 7.06%; due in monthly installments
of $53, including interest, maturing in 2015	4,936	5,211
Note payable at 6.87%; due in monthly installments
of $45, including interest, maturing in 2015	4,204	4,441
Note payable at 6.07%, due in monthly principal
installments of $33, plus interest, maturing in 2017	2,966	-
Note payable at 6.75%;due in monthly principal
installments of $25, plus interest, maturing in 2009	2,525	2,825
Note payable at 5.8%; due in annual principal
installments of $250 beginning in April 2006 through
2015 with interest due quarterly	2,000	2,250
Series A Senior Secured Notes at 6.87%; due in
annual principal installments of $1,917 beginning in
December 2002 through 2008 with interest due
semi-annually	1,917	3,833
Note payable at 7.5%; due in monthly installments
of $36, including interest, maturing in 2011	1,516	1,822
Other	20	508
Note payable at 6.7%; due in monthly installments
of $100, plus interest, maturing in 2009	-	9,600
	112,852	103,912
Less current maturities	13,442	11,902
	$99,410	$92,010

The aggregate annual fiscal year maturities of long-term debt at June 2, 2007 are as follows:

2008	$13,442
2009	11,770
2010	12,000
2011	9,817
2012	8,154
Thereafter	57,669
$112,852

The Company has a $40,000 line of credit with three banks, $2,700 of which was utilized for a standby letter of credit at June 2, 2007 and June 3, 2006. The balance of the credit facility remains undrawn. The line of credit, which expires on December 31, 2008, is limited in availability based upon accounts receivable and inventories. The Company had $37,300 available to borrow under the line of credit at June 2, 2007. Borrowings under the line of credit bear interest at margins above the federal funds rate based upon the Company's leverage. As of June 2, 2007 the margin was 1.5%. Facilities fees of 0.3% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize our line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, and 45% of cumulative net income); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures less exclusions (not to exceed 125% of depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2007, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control. The Chief Executive Officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $6,992, $7,198 and $5,860 was paid during fiscal 2007, 2006 and 2005, respectively. Interest of $566, $222 and $72 was capitalized for construction of certain facilities during fiscal 2007, 2006 and 2005, respectively.

8. Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $150 for each occurrence. The Company's expenses including accruals for incurred but not reported claims, were approximately $4,632, $5,128 and $7,065 in fiscal 2007, 2006 and 2005, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. Company contributions to the ESOP vest immediately. The Company's contributions to the plan were $1,115, $1,069 and $1,643 in fiscal 2007, 2006 and 2005, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Deferred compensation expense totaled approximately $37 in fiscal 2007, $59 in fiscal 2006 and $72 in fiscal 2005 .

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company. As of June 2, 2007 no awards have been made under this plan.

9. Stock Compensation Plans

On July 28, 2005, our Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the "ISO Plan") and reserved 500,000 shares for issuance upon exercise of options granted under the ISO Plan. Options issued pursuant to the ISO Plan may be granted to any of our employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, we issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The ISO Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005.

On July 28, 2005, our Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 1,000,000 shares of common stock of the Company. Stock Appreciation Rights ("SARs") may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive shares of our common stock equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, we issued 592,500 SARs, under the Rights Plan, with a strike price of $5.93 and, on August 26, 2005, we issued 22,500 SARs with a strike price of $6.71. On August 24, 2006 we issued 15,000 SARs with a strike price of $6.93. The Rights Plan was ratified by our shareholders at our annual meeting of shareholders on October 13, 2005. On August 24, 2006, in accordance with provisions of our Rights Plan, our Board of Directors approved an amendment to the Rights Plan providing that exercises under the Rights Plan be settled in cash and not with shares of our common stock. No shares of our common stock have been issued, nor will be issued, under the Rights Plan.

The Company has reserved 1,000,000 shares under its 1999 Stock Option Plan, all of which were granted to officers and key employees in fiscal 2000. Each stock option granted under the 1999 Stock Option Plan was accompanied by the grant of a Tandem Stock Appreciation Right ("TSAR").

The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date. Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price. At June 2, 2007, 8,000 shares were available for grant under the 1999 plan.

The Company has reserved 1,600,000 shares under its 1993 Stock Option Plan. The options have ten-year terms and vest annually over five years beginning one year from the grant date. At June 2, 2007, no shares were available for grant under the 1993 plan.

A summary of our equity award activity and related information for the fiscal year ended June 2, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding at May 28, 2005	128,800	$1.91
Granted	360,000	5.93
Exercised	15,400	1.82
Outstanding, June 3, 2006	473,400	4.97
Granted	-	-
Exercised	89,800	2.92
Forfeited	-	-
Outstanding, June 2, 2007	383,600	$5.45	7.34	$4,019

Exercisable, June 2, 2007	99,520	$4.67	7.29	$875

The number and weighted average grant-date fair value of non-vested equity awards in fiscal 2007 was as follows:

		Weighted
		Average
		Grant-Date
	Number	Fair
	of	Value
	Shares	Per Share
Nonvested, June 3, 2006	395,760	$2.56
Granted	-	-
Vested	(89,880)	2.43
Forfeited	-	-
Nonvested, June 2, 2007	305,880	$2.61

A summary of our liability award activity and related information for the fiscal year ended June 2, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 3, 2006	652,000	$5.71
Granted	15,000	6.93
Exercised	105,550	4.66
Forfeited	69,000	5.93
Outstanding, June 2, 2007	492,450	$5.95	8.21	$3,700
Exercisable, June 2, 2007	98,610	$4.66	8.08	$756

 The fair value of liability awards was estimated as of June 2, 2007 using a Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.9%; dividend yield of 1%; volatility factor of the expected market price of our stock of 34.9%; and a weighted-average expected life of the rights of 4.50 years.

10. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 2	June 3	May 28
	2007	2006	2005
Current:
Federal	$16,730	$(1,450)	$(3,899)
State	1,670	-	(387)
	18,400	(1,450)	(4,286)
Deferred:
Federal	675	1,245	(672)
State	530	(260)	(92)
	1,205	985	(764)
	$19,605	$(465)	$(5,050)

Significant components of the Company's deferred tax liabilities and assets were as follows:

	June 2	June 3
	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$16,163	$16,217
Cash basis temporary differences	1,752	1,911
Inventories	14,001	12,636
Investment in affiliates	2,135	1,686
Other	1,012	1,553
Total deferred tax liabilities	35,063	34,003

Deferred tax assets:
Accrued expenses	2,777	2,384
Discount on acquisition purchase price	471	372
Amortization of non-compete contracts	184	209
Job tax credit carry forward	-	250
Other	51	413
Total deferred tax assets	3,483	3,628
Net deferred tax liabilities	$31,580	$30,375

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	June 2	June 3	May 28
	2007	2006	2005

Statutory federal income tax (benefit)	$19,598	$(518)	$(5,393)
State income taxes (benefit), net	1,430	(169)	(311)
Non-taxable (deductible) Hillandale, LLC income (loss)	(449)	750	-
Tax exempt interest income	(278)	(634)	-
Other, net	(696)	106	654
	$19,605	$(465)	$(5,050)

Federal and state income taxes of $194, $128, and $391 were paid in fiscal 2007, 2006 and 2005, respectively. Federal and state income taxes of $1,426, $7,077 and $3,062 were refunded in fiscal 2007, 2006 and 2005, respectively.

11. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company's long-term debt is estimated to be $115,200.  The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $3,875 at June 2, 2007.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions.  It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

12. Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$115,308	$137,737	$175,211	$169,872
Gross profit	8,407	24,955	44,182	41,080
Net income (loss)	(5,431)	6,401	17,403	18,283
Net income (loss) per share:
Basic	$(0.23)	$0.27	$0.74	$0.78
Diluted	$(0.23)	$0.27	$0.74	$0.77

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$79,756	$138,288	$130,107	$129,404
Gross profit	960	17,809	25,973	17,475
Net income (loss)	(8,108)	(685)	7,990	(210)
Net income (loss) per share:
Basic	$(0.35)	$(0.03)	$0.34	$(0.01)
Diluted	$(0.35)	$(0.03)	$0.34	$(0.01)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 2, 2007, June 3, 2006, and May 28, 2005
(in thousands)

	Balance at	Charged to	Write-off	Balance at
	Beginning of	Cost and Expense	of Accounts	End of
Description	Period			Period

Year ended June 2, 2007:
Allowance for doubtful accounts	$346	$612	$808	$150

Year ended June 3, 2006:
Allowance for doubtful accounts	$92	$892	$638	$346

Year ended May 28, 2005:
Allowance for doubtful accounts	$90	$253	$251	$92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 2, 2007.

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

(b) Attestation Report of the Registrant’s Public Accounting Firm

The attestation report of Moore Stephens Frost on management’s assessment of our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of June 2, 2007, of our internal control over financial reporting. Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 2, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets - June 2, 2007 and June 3, 2006.

Consolidated Statements of Operations - Years Ended June 2, 2007, June 3, 2006 and May 28, 2005.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
June 2, 2007, June 3, 2006 and May 28, 2005.

Consolidated Statements of Cash Flows for the Years Ended June 2, 2007, June 3, 2006 and May 28, 2005.

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

10.1(a)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of June 3, 1997 (without exhibits). (2)

10.1(b)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 31, 2004 (without exhibits). (7)

10.1(c)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of April 14, 2004 (without exhibits). (7)

10.1(d)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of August 6, 2004 (without exhibits). (8)

10.1(e)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of March 15, 2005 (without exhibits). (8)

10.1(f)	Amendment to Term Loan Agreement (see Exhibit 10.1) dated as of October 13, 2006 (without exhibits). (12)

10.1(g)
Second Amendment and Restated [through Ninth Amendment] Revolving Credit Agreement dated as of February 6, 2002, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules or annex). (15)

10.1(h)
Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules or annex). (15)

10.15	Deferred Compensation Plan, dated December 28, 2006. (13)

10.16	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and Cal-Maine Foods Inc. (without exhibits.) (14)

10.2	Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits). (1)

10.3	Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits). (1)

10.4	Employee Stock Ownership Plan, as Amended and Restated. (1) +

10.5	1993 Stock Option Plan, as Amended. (1) +

10.6	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994. (1) +

10.7	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant. (1) +

10.8	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (1)

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

10.11
Secured note purchase agreement dated September 28, 1999 among the Registrant, Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) (5)

10.11(a)
Amended and Restated Second Note Purchase Agreement, dated as of September 30, 2003, conformed copy reflecting First, Second, and Third Amendments, among Cal-Maine Foods, Inc., Cal-Maine Partnership, Ltd., and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex). (15)

10.11(b)
Fourth Amendment and Waiver Agreement dated as of March 1, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex). (15)

10.12	1999 Stock Option Plan (6)+

10.13	2005 Stock Option Plan (10)+

10.14	2005 Stock Appreciation Rights Plan (11)+

21	Subsidiaries of the Registrant

23.1	Consent of Moore Stephens Frost

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+	Management contract or compensatory plan.

(1)	Incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809.

(2)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

(3)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

(4)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

(5)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

(6)	Incorporated by reference to Registrant’s Form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

(7)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004.

(8)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005.

(9)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated July 28, 2005.

(10)	Incorporated by reference to Appendix B to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(11)	Incorporated by reference to Appendix C to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(12)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended
June 3, 2006

(13)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated December 28, 2006.

(14)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 2, 2006

(15)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated March 9, 2007.

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 57. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 13th day of August, 2007.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board and	08/13/2007
Fred R. Adams, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board	08/13/2007
Richard K. Looper	and Director

/s/ Adolphus B. Baker	President and Director	08/13/2007
Adolphus B. Baker

/s/ Timothy A. Dawson	Vice President, Chief Financial	08/13/2007
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	08/13/2007
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	08/13/2007
Letitia C. Hughes

Director
R. Faser Triplett

/s/ James E. Poole	Director	08/13/2007
James E. Poole

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended June 2, 2007
EXHIBIT INDEX

Exhibit
Number	Exhibit

21	Subsidiaries of Cal-Maine Foods, Inc
23.1	Consent of Moore Stephens Frost
23.2	Consent of Ernst & Young LLP
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Written Statement of The Chief Executive Officer and Chief Financial Officer