Form 10-Q
period 2007-09-01
CAL MAINE FOODS INC
filed 2007-10-04
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2007
OR

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 28, 2007.

Common Stock, $0.01 par value	21,231,991 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 1, 2007	June 2, 2007
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,117	$15,032
Investments	46,951	39,500
Trade and other receivables	45,051	38,180
Inventories	66,310	62,208
Prepaid expenses and other current assets	1,596	1,390
Total current assets	183,025	156,310

Notes receivable and investments	8,373	7,913
Goodwill	4,195	4,195
Other assets	2,944	2,560

Property, plant and equipment	383,788	376,316
Less accumulated depreciation	(187,627)	(182,726)
	196,161	193,590
TOTAL ASSETS	$394,698	$364,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,127	$45,051
Current maturities of purchase obligation	6,769	5,435
Current maturities of long-term debt	13,126	13,442
Deferred income taxes	12,633	11,830
Total current liabilities	94,655	75,758

Long-term debt, less current maturities	97,437	99,410
Non-controlling interests in consolidated entities	1,194	1,894
Purchase obligation, less current maturities	5,848	9,867
Other non-current liabilities	2,180	2,150
Deferred income taxes	19,879	19,750
Total liabilities	221,193	208,829

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000 Issued 35,130 shares and 21,215 shares outstanding at September 1, 2007 and 21,193 shares at June 2, 2007	351	351
Class A common stock $0.01 par value per share, authorized, issued and outstanding 2,400 shares at September 1, 2007 and June 2, 2007	24	24
Paid-in capital	29,179	29,043
Retained earnings	165,262	147,667
Common stock in treasury - 13,915 shares at September 1, 2007 and 13,937 shares at June 2, 2007	(21,311)	(21,346)
Total stockholders’ equity	173,505	155,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,698	$364,568

    See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	September 1, 2007	September 2, 2006
Net sales	$178,598	$115,308
Cost of sales	133,018	106,901
Gross profit	45,580	8,407
Selling, general and administrative	18,648	14,470
Operating income (loss)	26,932	(6,063)
Other income (expense):
Interest expense, net	(1,647)	(1,795)
Other	1,938	(143)
	291	(1,938)

Income (Loss ) before income taxes	27,223	(8,001)
Income tax expense (benefit)	9,257	(2,570)
Net income (loss)	$17,966	$(5,431)
Net income (loss) per common share:
Basic	$0.76	$(0.23)
Diluted	$0.76	$(0.23)
Dividends per common share	$0.0125	$0.0125
Weighted average shares outstanding:
Basic	23,599	23,503
Diluted	23,724	23,503

    See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	September 1, 2007	September 2, 2006
Cash provided by (used in) operations	$29,687	$2,138

Investing activities:
Net (increase)/decrease in investments	(7,450)	15,000
Purchases of property, plant and equipment	(4,530)	(5,238)
Payments received on notes receivable and from investments	91	328
Increase in notes receivable and investments	(651)	(1,030)
Net proceeds from disposal of property, plant and equipment	173	277
Net cash (used in) provided by investing activities	(12,367)	9,337

Financing activities:
Proceeds from issuance of common stock from treasury	117	-
Payment of purchase obligation	(6,769)	(6,101)
Principal payments on long-term debt	(2,289)	(1,660)
Payments of dividends	(294)	(292)
Net cash used in financing activities	(9,235)	(8,053)
Net change in cash and cash equivalents	8,085	3,422

Cash and cash equivalents at beginning of period	15,032	13,295
Cash and cash equivalents at end of period	$23,117	$16,717

    See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
September 1, 2007
(unaudited)
1.    Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended September 1, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

The balance sheet at June 2, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 2, 2007.

Hillandale Acquisition

On July 28, 2005, we entered into an Agreement to Form a Limited Liability Company with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, we acquired 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27,000 on October 12, 2005, with the remaining 49% of the Units of Membership to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units equals their book value at the time of purchase as calculated under the terms of the Agreement.

In August 2006, in accordance with the Agreement, we purchased, for $6,100, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,800, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 76%. Our obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $12,600 as of September 1, 2007, of which $6,800 is included in current liabilities and $5,800 is included in other non-current liabilities in the accompanying condensed consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of August 2, 2008.

Stock Based Compensation

In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. We recognized stock based compensation expense of $1,826 and $160 for the thirteen week periods ending September 1, 2007 and September 2, 2006 respectively.

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

Our stock-based compensation plans are described in note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007. These plans have not been modified in the 2008 fiscal year.

A summary of our equity award activity and related information for the thirteen weeks ended September 1, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, June 2, 2007	383,600	$5.45
Granted	-	-
Exercised	22,800	5.13
Forfeited	-	-
Outstanding, September 1, 2007	360,800	$5.47	7.58	$5,166

Exercisable, September 1, 2007	135,200	$4.98	7.23	$2,003

The number and weighted average grant-date fair value of nonvested equity awards was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested, June 2, 2007	305,880	$2.61
Granted during quarter	-	-
Vested during quarter	(85,080)	2.48
Forfeited during quarter	-	-

Nonvested, September 1, 2007	220,800	$2.65

A summary of our liability award activity and related information for the thirteen weeks ended September 1, 2007 is as follows:

	Number Of Rights	Weighted Average Strike Price Per Right	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, June 2, 2007	492,450	$5.95
Granted	-	-
Exercised	42,700	5.98
Forfeited	6,000	5.93

Outstanding, September 1, 2007	443,750	$5.94	7.96	$6,144 822

Exercisable, September 1, 2007	121,250	$5.79	7.86	$1,696 311

The fair value of liability awards was estimated as of September 1, 2007 using a Black-Scholes option pricing model and the following weighted-average assumptions: risk-free interest rate of 4.25%; dividend yield of 1%; volatility factor of the expected market price of our stock of 32.1%; and a weighted-average expected life of the rights of four years.

2.     Inventories

Inventories consisted of the following:

	September 1, 2007	June 2, 2007

Flocks	$42,042	$40,773
Eggs	4,381	4,704
Feed and supplies	19,887	16,731
	$66,310	$62,208

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

 5.    Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at September 1, 2007. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently produce approximately 78% of the total number of shell eggs sold by us, with approximately 10% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 22% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed.

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

Our cost of production is materially affected by feed costs, which average about 57% of our total shell egg production cost. Changes in feed costs result in changes in cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports and levels of use for ethanol and biofuel, over which we have little or no control.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	September 1, 2007	September 2, 2006

Net sales	100.0%	100.0%
Cost of sales	74.5	92.7
Gross profit	25.5	7.3
Selling, general & administrative	10.4	12.5
Operating income (loss)	15.1	(5.2)
Other income (expense)	.1	(1.7)
Income (loss) before taxes	15.2	(6.9)
Income tax expense (benefit)	5.2	(2.2)
Net income (loss)	10.0%	(4.7)%

NET SALES

Approximately 92% of our net sales consist of shell egg sales and approximately 4% was for incidental feed sales to outside egg producers, with the 4% balance consisting of sales of egg products. Net sales for the first quarter of fiscal 2008 were $178.6 million, an increase of $63.3 million, or 54.9%, as compared to net sales of $115.3 million for the first quarter of fiscal 2007. Total dozen eggs sold decreased and egg selling prices increased in the current fiscal 2008 quarter as compared to the same fiscal 2007 quarter. Dozens sold for the 2008 current quarter were 163.9 million dozen a decrease of 7.7 million dozen, or 4.5%, as compared to the first quarter of fiscal 2007. Our net average selling price per dozen for the fiscal 2008 first quarter was $.983, compared to $.633 for the first quarter of fiscal 2007, an increase of 55.3%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades. Strengthened by an egg export order in May and in August, consumer demand during the first quarter of fiscal 2008, remained steady, while egg supply remained tight, resulting in an increase in egg selling prices.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2008 was $133.0 million, an increase of $26.1 million, or 24.4%, as compared to the cost of sales of $106.9 million for the first quarter of fiscal 2007. The increase is due to increases in feed costs and the cost of egg purchases from outside egg producers. Following the increase in egg selling prices, the cost of outside purchases increased. Feed cost per dozen for the fiscal 2008 first quarter was $.285, compared to $.216 per dozen for the comparable fiscal 2007 first quarter, an increase of 31.9% for the current 2008 quarter. The increase in egg selling prices exceeded the increase in cost of sales and resulted in an increase in gross profit from 7.3% of net sales for the quarter ended September 2, 2006 to 25.5% of net sales for the current quarter ended September 1, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2008 was $18.6 million, an increase of $4.1 million as compared to the expense of $14.5 million for the first quarter of fiscal 2007. The increase is due to increases in payroll expenses, stock compensation expense and franchise fees on specialty egg sales. Net delivery costs decreased due to a reduction in the number of Company long haul trucks, increased back haul loads, offset by increased use of contract trucking. As a percent of net sales, selling, general and administrative expense decreased from 12.5% for fiscal 2007 first quarter to 10.4% for fiscal 2008 first quarter.

OPERATING INCOME (LOSS)

As a result of the above, operating income was $26.9 million for the first quarter of fiscal 2008, as compared to an operating loss of $6.1 million for the fiscal 2007 first quarter. As a percent of net sales, the first fiscal 2008 quarter had an operating income of 15.1% of net sales, compared to an operating loss of 5.2% of net sales for the first quarter of fiscal 2007.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates. Other income for the first quarter ended September 1, 2007 was $291,000, an increase of $2.2 million, as compared to other expense of $1.9 million for the quarter ended September 2, 2006. For the first quarter of fiscal 2008, net interest expense decreased $148,000 due to an increase of $280,000 in interest income. For the first quarter of fiscal 2008 other income increased $2.1 million, as compared to the first quarter of fiscal 2007.  The increase of other income is attributable to the increase in income /(loss) absorbed by non-controlling interests in consolidated entities and increases from equity in the income of nonconsolidated affiliates. Included in net interest expense is non-cash interest expense, which decreased by $107,000. The non-cash interest expense is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC over the remaining acquisition period, culminating with us having a 100% interest in Hillandale, LLC. As a percent of net sales, other income (expense) increased from (1.7%) for fiscal 2007 first quarter to .1% for fiscal 2008 first quarter.

INCOME TAXES

As a result of the above, we had pre-tax income of $27.2 million for the quarter ended September 1, 2007, as compared to a pre-tax loss of $8.0 million for the quarter ended September 2, 2006. For the fiscal 2008 first quarter, an income tax expense of $9.3 million was recorded with an effective tax rate of 34.0%, as compared to an income tax benefit of $2.6 million with an effective tax rate of 32.1% for the fiscal 2007 first quarter.

NET INCOME (LOSS)

As a result of the above, net income for the first quarter ended September 1, 2007 was $18.0 million, or $.76 per basic and diluted share, compared to a net loss of $5.4 million, or $.23 per basic share for the quarter ended September 2, 2006. As a percent of net sales, net income was 10.0% for the quarter ended September 1, 2007, compared to a net loss of 4.7% for the quarter ended September 2, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at September 1, 2007 was $88.4 million compared to $80.6 million at June 2, 2007. Our current ratio was 1.93 at September 1, 2007 as compared with 2.06 at June 2, 2007. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at September 1, 2007. Our long-term debt at September 1, 2007, including current maturities, amounted to $110.6 million, as compared to $112.9 million at June 2, 2007.

For the thirteen weeks ended September 1, 2007, $29.7 million in net cash was provided by operating activities. This compares to net cash provided of $2.1 million for the thirteen weeks ended September 2, 2006. In the first 2008 fiscal quarter, approximately $7.5 million was used for the purchase of short-term investments and net $560,000 was used for notes receivable and investments. Approximately $173,000 was provided from disposal of property, plant and equipment, $4.5 million was used for purchases of property, plant and equipment and $6.8 million was used for additional acquisition of the Hillandale business. Approximately $294,000 was used for payments of dividends on common stock and $2.3 million was used for principal payments on long-term debt. Approximately $117,000 was received from the issuance of common stock from the treasury. The net result of these activities was an increase in cash of approximately $8.1 million since June 2, 2007.

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit dividends to an aggregate amount not to exceed $500,000 per quarter (allowed if no default), capital expenditures less exclusions (not to exceed 125% of depreciation for the same four fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At September 1, 2007, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased, an additional 12% of the Units of Membership for $6.8 from our cash balances. We have recorded the obligation to acquire the remaining 24% at its present value of $12.6 million. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings.

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

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2007 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended September 1, 2007 that we expect will have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at September 1, 2007. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

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

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended June 2, 2007, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 2, 2007.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended June 2, 2007.

Chicken Litter Litigation

Cal-Maine Farms, Inc., one of our subsidiaries, is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al., and Carroll, et al. vs. Alpharma, Inc., et al. Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004. It was named as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. Alpharma, Inc. and Alpharma Animal Health, Co., manufacturers of an additive for broiler feed, are also included as defendants.

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

The plaintiffs’ attorneys have not yet indicated their intentions regarding the remaining cases. It is possible that the McWhorter and Carroll plaintiffs can present fundamentally different proof than was presented in the Green case, but that does not seem likely at present. The potential exposure, if any, in the McWhorter and Carroll cases appears to be diminished as a result of the outcome in the Green case, but at this point it is still not possible to evaluate any potential exposure with certainty.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit in the U.S. District Court for the Northern District of Oklahoma against a number of companies including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. An Answer on behalf of both companies was filed on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages. We no longer have any direct operations in the Watershed. We do have an ownership interest in a limited liability company that has operations in the Watershed. We do not anticipate that we will be materially affected by any request for injunctive relief.

Merit discovery is ongoing. Cal-Maine and the other defendants filed a number of dispositive motions, but the motions were either denied or carried with the case pending further discovery. Those dispositive motions which were determined by the Court to be premature will be renewed at the conclusion of discovery. We are not able at present to provide an opinion regarding the ultimate resolution of this action.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the first quarter of fiscal 2008.

For information as to working capital utilization and limitations upon the payment of dividends see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 5. OTHER INFORMATION

On October 1, 2007, we issued a press release announcing our financial results for the quarter ended September 1, 2007.

ITEM 6. EXHIBITS

a.	Exhibits

	No.	Description
	31.1	Certification of The Chief Executive Officer
	31.2	Certification of The Chief Financial Officer
	32.0	S ection 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
	99.1	Press release dated October 1, 2007 announcing interim period financial information (Incorporated by reference to Exhibit 99.1 of our Form 8-K dated October 1, 2007.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CAL-MAINE FOODS, INC.
                (Registrant)

Date: October 3, 2007  _____/s/ Timothy A. Dawson__________________________
                Timothy A. Dawson
                Vice President/Chief Financial Officer
                (Principal Financial Officer)

Date: October 3, 2007  ____/s/ Charles F. Collins_________________________
                Charles F. Collins
                Vice President/Controller
                (Principal Accounting Officer)