Form 10-Q
period 2007-12-01
CAL MAINE FOODS INC
filed 2008-01-04
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2007
OR

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 29, 2006.

Common Stock, $0.01 par value	21,310,791 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 1, 2007	June 2, 2007
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,535	$15,032
Investments	59,250	39,500
Trade and other receivables	68,888	38,180
Inventories	69,403	62,208
Prepaid expenses and other current assets	881	1,390
Total current assets	226,957	156,310

Notes receivable and investments	9,893	7,913
Goodwill	4,195	4,195
Other assets	7,476	2,560

Property, plant and equipment	393,155	376,316
Less accumulated depreciation	(192,656)	(182,726)
	200,499	193,590
TOTAL ASSETS	$449,020	$364,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,581	$45,051
Current maturities of purchase obligation	10,758	5,435
Current maturities of long-term debt	11,661	13,442
Deferred income taxes	12,136	11,830
Total current liabilities	110,136	75,758

Long-term debt, less current maturities	92,572	99,410
Non-controlling interests in consolidated entities	888	1,894
Purchase obligation, less current maturities	9,437	9,867
Other non-current liabilities	2,210	2,150
Deferred income taxes	19,867	19,750
Total liabilities	235,110	208,829

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,311 shares outstanding at
December 1, 2007 and 21,193 shares outstanding at June 2, 2007	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at December 1, 2007 and June 2, 2007	24	24
Paid-in capital	29,427	29,043
Retained earnings	205,121	147,667
Common stock in treasury - 13,819 shares at December 1, 2007
and 13,937 shares at June 2, 2007	(21,013)	(21,346)
Total stockholders’ equity	213,910	155,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,020	$364,568

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net sales	$223,696	$137,737	$402,294	$253,045
Cost of sales	147,664	112,782	280,682	219,683
Gross profit	76,032	24,955	121,612	33,362
Selling, general and administrative	17,029	14,458	35,677	28,928
Operating income	59,003	10,497	85,935	4,434
Other income (expense):
Interest expense, net	(1,377)	(1,764)	(3,024)	(3,559)
Other	3,744	824	5,682	681
	2,367	(940)	2,658	(2,878)
Income before income tax	61,370	9,557	88,593	1,556
Income tax expense	21,216	3,156	30,473	586
Net income	$40,154	$6,401	$58,120	$970
Net income per common share
Basic	$1.70	$0.27	$2.46	$0.04
Diluted	$1.69	$0.27	$2.45	$0.04
Dividends per common share	$0.0125	$0.0125	$0.0250	$0.0250
Weighted average shares outstanding:
Basic	23,681	23,503	23,640	23,503
Diluted	23,714	23,597	23,719	23,596

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	December 1, 2007	December 2, 2006
Cash provided by operations	$58,801	$2,345

Investing activities:
Purchases of short-term investments	(36,000)	-
Sales of short-term investments	16,250	15,000

Purchases of property, plant and equipment	(12,171)	(12,065)
Payments received on notes receivable and from investments	572	560
Increase in notes receivable and investments	(668)	(1,030)
Net proceeds from disposal of property, plant and equipment	2,087	277
Net cash provided by (used in) investing activities	(29,930)	2,742

Financing activities:
Payment of purchase obligation	(6,769)	(6,102)
Proceeds from issuance of common stock from treasury	608	-
Proceeds from long-term borrowings	-	3,000
Principal payments on long-term debt	(8,619)	(3,331)
Payments of dividends	(588)	(585)
Net cash used in financing activities	(15,368)	(7,018)
Net change in cash and cash equivalents	13,503	(1,931)

Cash and cash equivalents at beginning of period	15,032	13,295
Cash and cash equivalents at end of period	$28,535	$11,364

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
December 1, 2007
(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen week and twenty six week periods ended December 1, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

Hillandale Acquisition

On July 28, 2005, we entered into an Agreement to Form a Limited Liability Company with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, we acquired 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27,006 on October 12, 2005, with the remaining 49% of the Units of Membership to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units equals their book value at the time of purchase as calculated under the terms of the Agreement.

In August 2006, in accordance with the Agreement, we purchased, for $6,102, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,769, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 76%. Our obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $20,195 as of December 1, 2007, of which $10,758 is included in current liabilities and $9,437 is included in other non-current liabilities in the accompanying condensed consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 26, 2008. This estimated obligation was adjusted as of December 1, 2007 due to the expected earnings increase in the book value of the membership units. The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

Stock Compensation Plans

Refer to Note 9 of our June 2, 2007 audited financial statements for further information on our stock compensation plans. Total stock based compensation expense for the six months ended December 1, 2007 and December 2, 2006 was $4,288 and $253, respectively. Our liabilities associated with Stock Appreciation Rights as of December 1, 2007 and December 2, 2006 was $5,327 and $1,179, respectively.

During the six months ended December 1, 2007, options were exercised for 118,100 shares of common stock. Proceeds from the exercise of these options amounted to $608. The Company made no stock-based grants during the twenty-six weeks ended December 1, 2007.

2. Inventories

Inventories consisted of the following:

	December 1, 2007	June 2, 2007
Flocks	$41,764	$40,773
Eggs	5,733	4,704
Feed and supplies	21,906	16,731
	$69,403	$62,208

3. Legal Proceedings

We are defendants in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

4. Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and warrants.

5. Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at December 1, 2007. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

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

We currently produce approximately 80% of the total number of shell eggs sold by us, with approximately 10% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 20% of the total number of shell eggs sold by us are purchased from outside producers for resale, as needed.

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

Our cost of production is materially affected by feed costs, which currently average about 60% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports and levels of use for ethanol and biofuel, over which we have little or no control. Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of farmers switching acres from soybeans to corn and increasing demands for use in the manufacture of renewable energy.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0	81.9	69.8	86.8
Gross profit	34.0	18.1	30.2	13.2
Selling, general and administrative	7.6	10.5	8.9	11.4
Operating income	26.4	7.6	21.3	1.8
Other income (expense):	1.1	(0.7)	0.7	(1.2)
Income before income tax	27.5	6.9	22.0	0.6
Income tax expense	9.5	2.3	7.6	0.2
Net income	18.0%	4.6%	14.4%	0.4%

NET SALES

Year- to-date, approximately 93% of our net sales consist of shell egg sales, with 2% consisting of incidental feed sales to outside producers, and the remaining 5% balance consisting of sales of egg products. Net sales for the thirteen-week period ended December 1, 2007 were $223.7 million, an increase of $86.0 million or 62.4% compared to net sales of $137.7 million for the thirteen-week period ended December 2, 2006. Total dozens of eggs sold increased slightly and egg selling prices increased significantly in the current thirteen-week period as compared to the same comparable thirteen-week period in fiscal 2007. Dozens sold for the current thirteen-week period were 172.3 million dozen, an increase of 266,000 dozen, or 0.2% as compared to the similar thirteen-week period of fiscal 2007. In the current thirteen-week period domestic demand for shell eggs improved as compared to a year ago. Continuous improvements made to better balance egg production with demand resulted in favorable egg market conditions. This caused higher shell egg selling prices during the current quarter. Our net average selling price per dozen for the thirteen-week period ended December 1, 2007 was $1.183, compared to $.765 for the thirteen-week period ended December 2, 2006, an increase of 54.6%. The net average selling price per dozen is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

Net sales for the twenty-six week period ended December 1, 2007 were $402.3 million, an increase of $149.3 million, or 59.0% compared to net sales of $253.0 million for the fiscal 2007 twenty-six week period. Dozens sold for the current twenty-six week period were 336.2 million compared to 344.4 million for the same twenty-six week period in fiscal 2007, a decrease of 8.2 million dozen, or 2.4%. As in the current quarter, favorable egg market conditions resulted in increased shell egg selling prices. For the fiscal 2008 twenty-six week period, our net average selling price per dozen was $1.077, compared to $.698 per dozen for fiscal 2007, an increase of $.379 per dozen, or 54.3%.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the thirteen-week period ended December 1, 2007 was $147.7 million, an increase of $34.9 million, or 30.9%, as compared to the cost of sales of $112.8 million for the thirteen-week period ended December 2, 2006. This increase is the result of higher costs of feed ingredients and costs of shell eggs purchased from outside producers. Due to the increase in shell egg selling prices, outside egg purchase cost increased. Feed cost for the thirteen-week period ended December 1, 2007 was $.303 per dozen, an increase of 32.3%, as compared to cost per dozen of $.229 for the same thirteen-week period in fiscal 2007. Increases in feed cost are the result of higher market prices for corn and soybean meal, primary ingredients for the feed we use. Other operating costs have increased slightly from last fiscal year. Increases in shell egg selling prices offset an increase in feed ingredients and resulted in a net increase in gross profit from 18.1% of net sales for the thirteen-week period ended December 2, 2006 to 34.0% of net sales for the thirteen-week period ended December 1, 2007.

For the twenty-six week period ended December 1, 2007, total cost of sales was $280.7 million, an increase of $61.0 million, or 27.8%, as compared to cost of sales of $219.7 million for the twenty-six week period ended December 2, 2006. The increase in cost of sales is the result of higher cost of eggs purchased from outside producers and an increase in the cost of feed ingredients. Feed cost for the current twenty-six week period was $.294 per dozen, compared to $.222 per dozen for the twenty-six week period ended December 2, 2006, an increase of 32.4%. Gross profit increased to 30.2% of net sales for the twenty-six week period ended December 1, 2007 from 13.2% for the comparable twenty-six week period ended December 2, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the thirteen-week period ended December 1, 2007 was $17.0 million, an increase of $2.5 million, or 17.8%, as compared to $14.5 million for the thirteen-week period ended December 2, 2006. In the thirteen-week period ended December 1, 2007, stock compensation expense increased by $1.8 million, and franchise fees and promotional expenses pertaining to our increasing specialty egg business increased by $698,000. On a cost per dozen sold basis, selling, general and administrative expense was $.099 per dozen for the current quarter as compared to $.084 for the second quarter of fiscal 2007. As a percent of net sales, selling, general and administrative expense decreased from 10.5% for the thirteen-week period ended December 2, 2006 to 7.6% for the thirteen-week period ended December 1, 2007.

For the twenty-six weeks ended December 1, 2007, selling, general and administrative expense was $35.7 million, an increase of $6.8 million, or 23.3% as compared to $28.9 million for the same period in fiscal 2007. In the twenty-six weeks ended December 1, 2007, franchise fees and promotional expenses pertaining to our increasing specialty egg business increased by approximately $1.1 million. In the current twenty-six week period, stock compensation expense increased by approximately $4.0 million, and administrative payroll expenses increased approximately $1.0 million. On a cost per dozen sold basis, selling, general and administrative expense was $.106 for the current twenty-six weeks as compared to $.084 for the comparable period last fiscal year. As a percent of net sales, selling, general and administrative expense decreased from 11.4% for the twenty-six weeks of fiscal 2007 to 8.9% for the current comparable period in fiscal 2008.

OPERATING INCOME

As a result of the above, operating income was $59.0 million for the second quarter ended December 1, 2007, as compared to operating income of $10.5 million for the second quarter of fiscal 2007. As a percent of net sales, the current fiscal 2008 quarter had a 26.4% operating income, compared to 7.6% for the comparable period in fiscal 2007.

For the twenty-six weeks ended December 1, 2007, operating income was $85.9 million, compared to operating income of $4.4 million for the comparable period in fiscal 2007. As a percent of net sales, the current fiscal 2008 period had 21.3% operating income, compared to 1.8% operating income for the same period in fiscal 2007.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other income for the thirteen-week period ended December 1, 2007 was $2.4 million, an increase of $3.3 million, as compared to other expense of $940,000 for same thirteen-week period of fiscal 2007. This net increase for the current thirteen-week period was primarily the result of a $387,000 decrease in net interest expense and a $2.9 million increase in other income. Although we had higher average long-term borrowing balances this was offset by our higher invested cash balances, which decreased net interest expense. Other income increased due to increased equity in income of affiliates, and from gains recorded on the sale of fixed assets, which includes a gain on the sale of our feed mill in Albuquerque, NM. As a percent of net sales, other income was 1.1% for the thirteen-weeks ended December 1, 2007, compared to other expense of .7% for the comparable period last year.

For the twenty-six weeks ended December 1, 2007, other income was $2.7 million, an increase of $5.6 million as compared to an other expense of $2.9 million for the comparable period in fiscal 2007. For the current fiscal 2008 twenty-six week period, net interest expense decreased $535,000. Similar to the current thirteen-week period, we had higher average long-term borrowing balances, which were offset by our higher invested cash balances, which decreased net interest expense. Other income increased $5.0 million from increases in the equity in income of affiliates and gains recorded on the sale of fixed assets. As a percent of net sales, other income was .7% for the current fiscal 2008 twenty-six week period, as compared to other expense of 1.2% for the comparable period in fiscal 2007.

INCOME TAXES

As a result of the above, our pre-tax income was $61.4 million for the thirteen-week period ended December 1, 2007, compared to pre-tax income of $9.6 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $21.2 million was recorded with an effective tax rate of 34.6% as compared to an income tax expense of $3.2 million with an effective rate of 33.0% for last year’s comparable thirteen-week period.

For the twenty-six week period ended December 1, 2007, pre-tax income was $88.6 million, compared to pre-tax income of $1.6 million for the comparable period in fiscal 2007. For the current fiscal 2008 twenty-six week period, income tax expense of $30.5 million was recorded with an effective tax rate of 34.4%, as compared to an income tax expense of $586,000 with an effective rate of 37.7% for last year’s comparable period. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain stock option expense and 24% of Hillandale, LLC’s profits and losses held by its minority owners.

NET INCOME

Net income for the thirteen-week period ended December 1, 2007 was $40.2 million, or $1.70 per basic and $1.69 per diluted share, compared to net income of $6.4 million, or $0.27 per basic and diluted share for the same period last year.

For the twenty-six week period ended December 1, 2007, net income was $58.1 million or $2.46 per basic and $2.45 per diluted share, compared to a fiscal 2007 net income of $970,000, or $0.04 per basic and diluted share.

 CAPITAL RESOURCES AND LIQUIDITY

Our working capital at December 1, 2007 was $116.8 million compared to $80.6 million at June 2, 2007. Our current ratio was 2.06 at December 1, 2007, and 2.06 at June 2, 2007. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with a termination date of December 31, 2009 with three banks, $2.7 million of which was utilized as a standby letter of credit at December 1, 2007. Our long-term debt at December 1, 2007, including current maturities, amounted to $104.2 million, as compared to $112.9 million at June 2, 2007.

For the twenty-six weeks ended December 1, 2007, $58.9 million in net cash was provided by operating activities. This compares to net cash provided by operating activities of $2.3 million for the 26 weeks ended December 2, 2006. For the twenty-six weeks ended December 1, 2007, $19.8 million was used for the purchase of short-term investments and $96,000 was used for notes receivable and investments. Approximately $2.1 million was provided from disposal of property, plant and equipment, $12.2 million was used for purchases of property, plant and equipment and $6.8 million was used for payment on the purchase obligation for Hillandale, LLC. Approximately $588, 000 was used for payments of dividends on the common stock, and $8.6 million was used for principal payments on long-term debt. There was $608,000 received from the issuance of common stock from the treasury. The net result of these activities was an increase in cash and cash equivalents of $13.5 million since June 2, 2007.

For the twenty-six weeks ended December 2, 2006, $15.0 million was provided from the reduction of short-term investments and $470,000 was used for notes receivable and investments. Approximately $277,000 was provided from disposal of property, plant and equipment, $12.1 million was used for purchases of property, plant and equipment and $6.1 million was used for payment on the purchase obligation for Hillandale, LLC. Borrowings of $3.0 million were received in additional long-term debt and approximately $585,000 was used for payments of dividends on the common stock and $3.3 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash and cash equivalents of $1.9 million since June 3, 2006.

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At December 1, 2007, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 from our cash balances. We have recorded the obligation to acquire the remaining 24% at its estimated present value of $20.2 million at December 1, 2007. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings. As of December 1, 2007, management increased its estimate of the purchase price of the remaining 24% due to the increased profitability of Hillandale from its previous estimates. Any such increases or decreases in the purchase obligation are allocated to the net assets acquired based upon their fair values.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in West Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Capital expenditures related to construction of this complex will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

We currently have a $1.8 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a "family farming corporation." We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.8 million deferred tax liability would not impact our consolidated statement of income or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

New Variable Dividend Plan Adopted.  On November 27, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s present fixed dividend policy. Effective with the third quarter of fiscal 2008, which ends on March 1, 2008, Cal-Maine will pay a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends shall be paid to shareholders of record as of the sixtieth day following the last day of such quarter and payable on the fifteenth day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2007 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended December 1, 2007 that we expect will have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at December 1, 2007. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

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

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. FAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of FAS 157. An entity is prohibited from retrospectively applying FAS 159, unless it chooses early adoption. Management is currently evaluating the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), or (R), Business Combinations (“FAS 141(R)”). This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified or each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect FAS 141(R) may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51 (“FAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 160 may have on its consolidated results of operations and financial position.

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

Chicken Litter Litigation

Cal-Maine Farms, Inc. is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al., and Carroll, et al. vs. Alpharma, Inc., et al. Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004. It was named as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. The manufacturers of an additive for broiler feed are also included as defendants. Those defendants are Alpharma, Inc. and Alpharma Animal Health, Co.

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

Neither Cal-Maine Foods, Inc. nor Cal-Maine Farms, Inc. has any present production in the watershed. Cal-Maine Foods, Inc. has acquired a 90% ownership interest in Benton County Foods, LLC. This LLC has production in the Arkansas portion of the watershed, but none of the manure from this facility is spread in Oklahoma. Benton County Foods, LLC has not been made a defendant in the proceeding.

Oklahoma has filed a motion for preliminary injunction seeking a moratorium on litter spreading within the watershed. The motion is scheduled for hearing beginning February 19, 2008. No other relief is sought by the motion. The trial on the merits is presently scheduled for September, 2009.

Merit discovery is ongoing. The Company and the other defendants filed a number of dispositive motions, but the motions were either denied or carried with the case pending further discovery. Those dispositive motions which were determined by the Court to be premature will be renewed at the conclusion of discovery. At this point it is not possible to evaluate any potential exposure with certainty.

 ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company’s Annual Meeting of Shareholders was held on October 11, 2007.

 The following persons were nominated and elected to serve as members of the Board of Directors until our next annual meeting of shareholders and until their successors are elected and qualified. Fred R. Adams, Jr. (38,291,436 votes for and 4,972,701 votes withheld), Richard K. Looper (38,527,006 votes for and 4,737,131 votes withheld), Adolphus B. Baker (38,288,243 votes for and 4,976,094 votes withheld), James E. Poole (42,517,951 votes for and 746,186 votes withheld), R. Faser Triplett (42,496,451 votes for and 767,686 votes withheld), Letitia C. Hughes (42,374,870 votes for and 889,267 votes withheld), and Timothy A. Dawson (38,149,164 votes for and 5,114,973 votes withheld).

No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

 On December 28, 2007, we issued a press release announcing our financial results for the quarter ended December 1, 2007.

ITEM 6. EXHIBITS

No.	Description
10.2(c)
Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex.)

31.1	Certification of The Chief Executive Officer

31.2	Certification of The Chief Financial Officer

32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

99.1	Press release dated December 28, 2007 announcing interim period financial information (Incorporated by reference to Exhibit 99.1 of our Form 8-K dated December 28, 2007.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)

Date: January 3, 2008	/s/ Timothy A. Dawson
Timothy A. Dawson Vice President/Treasurer (Principal Financial Officer)

Date: January 3, 2008	/s/ Charles F. Collins
Charles F. Collins Vice President/Controller (Principal Accounting Officer)