Form 10-Q/A
period 2007-12-01
CAL MAINE FOODS INC
filed 2008-01-29
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to quarterly report on Form 10-Q for the quarterly period ended December 1, 2007

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

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 1, 2007, solely for the purpose of correcting an inadvertent error in the cover page date as of which the reported number of the issuer’s shares of common stock (exclusive of treasury shares) were outstanding. The correct date is December 29, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.

Date: January 29, 2008	By:	/s/ Charles F. Collins
Charles F. Collins
Vice President Controller (Principal Accounting Officer)