Form 10-Q
period 2008-03-01
CAL MAINE FOODS INC
filed 2008-04-01
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 1, 2008

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 31, 2008.
Common Stock, $0.01 par value	21,312,291 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -
	March 1, 2008 and June 2, 2007	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks and Thirty-Nine Weeks Ended
	March 1, 2008 and March 3, 2007	4

	Condensed Consolidated Statements of Cash Flows -
	Thirty-Nine Weeks Ended March 1, 2008 and
	March 3, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 1, 2008	June 2, 2007
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$85,798	$15,032
Investments (note 6)	—	39,500
Trade and other receivables	63,977	38,180
Inventories	74,703	62,208
Prepaid expenses and other current assets	1,068	1,390
Total current assets	225,546	156,310

Notes receivable and investments (note 6)	59,142	7,913
Goodwill	4,195	4,195
Other assets	7,461	2,560

Property, plant and equipment	403,933	376,316
Less accumulated depreciation	(199,329)	(182,726)
	204,604	193,590
TOTAL ASSETS	$500,948	$364,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,488	$45,051
Dividends payable	19,059	—
Current maturities of purchase obligation	10,758	5,435
Current maturities of long-term debt	11,717	13,442
Deferred income taxes	11,745	11,830
Total current liabilities	127,767	75,758

Long-term debt, less current maturities	90,220	99,410
Non-controlling interests in consolidated entities	1,707	1,894
Purchase obligation, less current maturities	9,600	9,867
Other non-current liabilities	2,240	2,150
Deferred income taxes	19,855	19,750
Total liabilities	251,389	208,829

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,312 shares outstanding at
March 1, 2008 and 21,193 shares outstanding at June 2, 2007	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at March 1, 2008 and June 2, 2007	24	24
Paid-in capital	29,639	29,043
Retained earnings	240,708	147,667
Common stock in treasury - 13,818 shares at March 1, 2008
and 13,937 shares at June 2, 2007	(21,163)	(21,346)
Total stockholders’ equity	249,559	155,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,948	$364,568

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net sales	$278,017	$175,211	$680,311	$428,256
Cost of sales	173,115	131,029	453,797	350,712
Gross profit	104,902	44,182	226,514	77,544
Selling, general and
administrative	19,244	16,902	54,921	45,830
Operating income	85,658	27,280	171,593	31,714
Other income (expense):
Interest expense, net	(676)	(1,639)	(3,700)	(5,198)
Other	2,905	1,956	8,587	2,637
	2,229	317	4,887	(2,561)
Income before income
taxes	87,887	27,597	176,480	29,153
Income tax expense	30,704	10,194	61,177	10,780
Net income	$57,183	$17,403	$115,303	$18,373
Net income per common share:
Basic	$2.41	$0.74	$4.87	$0.78
Diluted	$2.41	$0.74	$4.86	$0.78
Dividends declared per common share	$0.8038	$0.0125	$0.8288	$0.0375
Weighted average shares
outstanding:
Basic	23,712	23,519	23,664	23,508
Diluted	23,744	23,578	23,727	23,583

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	Mar. 1, 2008	Mar. 3, 2007
Cash flows from operating activities
Net income	$115,303	$18,373
Depreciation and amortization	19,079	16,172
Other adjustments, net	(14,613)	2,414
Net cash provided by operations	119,769	36,959

Cash flows from investing activities
Purchases of investments	(122,825)	(20,100)
Sales of investments	115,175	16,500
Acquisition of businesses, net of cash acquired	—	(1,152)
Purchases of property, plant and equipment	(23,581)	(17,071)
Payments received on notes receivable and from affiliates	885	846
Increase in notes receivable and equity investments	(744)	(1,180)
Net proceeds from disposal of property, plant and equipment	2,280	402
Net cash used in investing activities	(28,810)	(21,755)

Cash flows from financing activities
Proceeds from issuance of common stock from treasury	617	177
Payment of purchase obligation	(6,769)	(6,102)
Proceeds from issuance of long-term debt	—	3,000
Principal payments of long-term debt	(10,916)	(9,563)
Capital distributions	(2,537)	—
Payment of dividends	(588)	(877)
Net cash used in financing activities	(20,193)	(13,365)
Net change in cash and cash equivalents	70,766	1,839

Cash and cash equivalents at beginning of period	15,032	13,295
Cash and cash equivalents at end of period	$85,798	$15,134

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
March 1, 2008

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended March 1, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

The balance sheet at June 2, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

  In August 2006, in accordance with the Agreement, we purchased, for $6,102, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,769, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 76%. Our obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $20,358 as of March 1, 2008, of which $10,758 is included in current liabilities and $9,600 is included in other non-current liabilities in the accompanying condensed consolidated balance sheet. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 26, 2008. This estimated obligation was adjusted as of December 1, 2007 due to the effect of the expected earnings increase on the book value of the membership units. The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

Stock Based Compensation

Refer to Note 9 of our June 2, 2007 audited financial statements for further information on our stock compensation plans. Total stock based compensation expense for the thirty-nine weeks ended March 1, 2008 and March 3, 2007 was $7,356 and $1,769, respectively. Our liabilities associated with Stock Appreciation Rights as of March 1, 2008 and March 3, 2007 was $7,758 and $2,394, respectively.

During the thirty-nine weeks ended March 1, 2008, options were exercised for 119,600 shares of common stock. Proceeds from the exercise of these options amounted to $617. The Company made no stock-based grants during the thirty-nine weeks ended March 1, 2008.

2. Inventories

Inventories consisted of the following:

	March 1, 2008	June 2, 2007
Flocks	$43,245	$40,773
Eggs	6,701	4,704
Feed and supplies	24,757	16,731
	$74,703	$62,208

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

5. Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at March 1, 2008. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

6. Notes Receivable and Investments

Investments consist of auction rate securities. We have designated these investments as available-for-sale securities and have accounted for them in accordance with the standards of Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. The fair value of the available-for-sale securities equaled their acquisition cost. No unrealized gains or losses were recognized on these investments during either of the quarters ended March 1, 2008 or March 3, 2007.

Our auction rate securities are long-term debt obligations rated AAA at the date of purchase. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. We have determined that these assets should be reclassified as noncurrent available-for-sale securities. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. Because auction sell orders have failed during the quarter as a result of recent liquidity disruptions, the Company believes that presentation of these securities as long-term investments is more accurate than presentation of these securities as short- term investments. As of March 1, 2008 the auction rate securities classified as noncurrent available-for-sale securities is $47,150. The remainder of the $11,992 balance in investments is made up of $11,987 of investments in unconsolidated affiliates and $5 represents the long-term portion of notes receivable.

7. Dividends declared per common share

Dividends declared per Common Share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common stock outstanding for the period. Our Class A Common Stock is paid at a rate equal to 95% of the rate on our Common Stock.

Effective November 30, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s fixed dividend policy. Commencing with the third quarter of fiscal 2008, which ended on March 1, 2008, Cal-Maine will pay a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. The amount of the dividend payable on each share of Class A Common Stock is in an amount equal to 95% of the amount paid on each share of Common Stock. Dividends shall be paid to shareholders of record as of the sixtieth day following the last day of such quarter and payable on the fifteenth day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

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

We currently produce approximately 80% of the total number of shell eggs sold by us, with approximately 5% of such total shell egg production being through the use of contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately, 20% of the total numbers of shell eggs sold by us are purchased from outside producers for resale, as needed.

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

Our cost of production is materially affected by feed costs, which currently average about 62% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports and levels of use for ethanol and biofuel, over which we have little or no control. Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of competition for acres from other grain producers and increasing demands for its use in the manufacture of renewable energy.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	74.8	66.7	81.9
Gross profit	37.7	25.2	33.3	18.1
Selling, general & administrative	6.9	9.6	8.1	10.7
Operating income	30.8	15.6	25.2	7.4
Other income (expense)	0.8	0.2	0.7	(0.6)
Income (loss) before taxes	31.6	15.8	25.9	6.8
Income tax expense (benefit)	11.0	5.8	9.0	2.5
Net income (loss)	20.6%	9.9%	16.9%	4.3%

NET SALES

Year-to-date, approximately 94% of our net sales consist of shell egg sales, 2% consist of incidental feed sales to outside producers, with the balance consisting of sales of egg products. Net sales for the thirteen-week period ended March 1, 2008 were $278.0 million, an increase of $102.8 million, or 58.7%, as compared to net sales of $175.2 million for the thirteen-week period ended March 3, 2007. Total dozens of eggs sold decreased and egg selling prices increased for the current thirteen-week period as compared with the same period in fiscal 2007. Dozens sold for the current thirteen-week period of fiscal 2008 were 174.1 million dozen, a decrease of 2.8 million dozen, or 1.6% as compared to the same period of fiscal 2007. Egg supply has been better balanced with demand resulting in favorable egg market conditions. According to statistics from the United States Department of Agriculture (“USDA”) the number of table-egg laying hens is down from last year, which will add continued support in balancing supply and demand in the shell egg market. This caused higher shell egg selling prices during the current thirteen-week period. Our net average selling price per dozen of shell eggs for the thirteen-week period ended March 1. 2008 was $1.48, compared to $0.980 for the thirteen-week period ended March 3, 2007, an increase of 51.0%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Net sales for the thirty-nine week period ended March 1, 2008 were $680.3 million, an increase of $252.0 million, or 58.9% as compared to net sales of $428.3 million for the thirty-nine week period ended March 3, 2007. Dozens sold for the current thirty-nine week period were 510.2 million, as compared to 513.3 million for the same time period in fiscal 2007, a decrease of 3.1 million dozen, or 0.6%. For the current fiscal 2008 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.220, as compared to $.800 per dozen for the same period in fiscal 2007, an increase of 52.5%.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the thirteen-weeks ended March 1, 2008 was $173.1 million, an increase of $42.1 million, or 32.1%, as compared to cost of sales of $131.0 million for the thirteen-week period ended March 3, 2007. The increase is due to higher cost of purchases from outside egg producers and higher cost of feed ingredients. The increase in the cost of the shell eggs purchased from outside producers was due to improved shell egg market conditions and selling prices. Feed cost per dozen of shell eggs produced for the thirteen-weeks ended March 1, 2008 was $.347 per dozen, as compared to the thirteen-week period ended March 3, 2007 feed cost per dozen of $.278, an increase of 24.9%; this was due to higher costs paid for corn and soybean meal our primary feed ingredients. Most industry projections indicate that costs for corn and soybean meal will continue to be at elevated levels due to demands for usage in ethanol and biodiesel production, and continued competition for acreage from other grain producers. The higher shell egg selling price was the primary reason for the increase in gross profit from 25.2% of net sales for the thirteen-weeks ended March 3, 2007 to 37.7% of net sales for the thirteen-weeks ended March 1, 2008.

Cost of sales for the thirty-nine week period ended March 1, 2008 was $453.8 million, an increase of $103.1 million, or 29.4%, as compared to cost of sales of $350.7 million for the thirty-nine week period ended March 3, 2007. The increase in cost of sales is the net result of a higher number of dozens produced at Company-owned facilities, higher prices paid for outside shell egg purchases, and an increase in the cost of feed ingredients. Feed cost per dozen of shell eggs produced for the current thirty-nine week period was $.313 per dozen, as compared to $.240 per dozen for the same period in the prior fiscal year, an increase of 30.4%. The increase in shell egg selling prices more than offset the increase in the cost of feed ingredients which resulted in an increase in gross profit from 18.1% of net sales for last year’s thirty-nine week period to a gross profit of 33.3% of net sales for the current thirty-nine week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expenses for the thirteen-week period ended March 1, 2008 were $19.2 million, an increase of $2.3 million or 13.6%, as compared to $16.9 million for the thirteen-week period ended March 3, 2007. Stock based compensation plans expense increased $1.6 million for the current quarter due primarily to an increase in the closing price of the Company’s common stock. The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $12.75 at March 3, 2007 to $34.50 at March 1, 2008. Due to increased specialty egg sales, franchise fees for specialty eggs increased by $530,000 for the current thirteen-week period. Our net delivery expenses increased this current thirteen-week period by $140,000 due to the increased price of fuel for delivery vehicles. As a percent of net sales, selling, general and administrative expense decreased from 9.6% for the thirteen-week period ended March 3, 2007 to 6.9 % for the thirteen-week period ended March 1, 2008.

Selling, general and administrative expenses for the thirty-nine week period ended March 1, 2008 was $54.9 million, an increase of $9.1 million or 19.8%, as compared to $45.8 million for the thirty-nine week period ended March 3, 2007. In the thirty-nine week period ended March 1, 2007, stock compensation plans expense increased $5.7 million for the reasons indicated above. Franchise fees for specialty eggs increased $1.6 million during the current thirty-nine week period as compared to the same period in fiscal 2007, due to the fact that specialty egg sales increased from 8.5% of dozens sold last year to 11.3% of dozens sold for this comparable thirty-nine week period. For the current thirty-nine week period our payroll expenses are $1.1 million higher. Net delivery expenses for the current thirty-nine week period increased by $230,000. As a percent of net sales, selling, general and administrative expense decreased from 10.7% for the thirty-nine week period of fiscal 2007 to 8.1% for the thirty-nine week period of fiscal 2008.

OPERATING INCOME

As a result of the above, operating income was $85.7 million for the thirteen-week period ended March 1, 2008, as compared to operating income of $27.3 million for the thirteen-week period March 3, 2007. Operating income was 30.8% of net sales for the current thirteen-week period, as compared to operating income of 15.6% of net sales for the thirteen-week period ended March 3, 2007.

For the thirty-nine week period ended March 1, 2008, operating income was $171.6 million, as compared to operating income of $31.7 million for the thirty-nine week period ended March 3, 2007. Operating income was 25.2% of net sales for the current thirty-nine week period as compared to operating income of 7.4% of net sales in the same thirty-nine week period in fiscal 2007.

OTHER INCOME / EXPENSE

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity from affiliates.

Other income for the thirteen-week period ended March 1, 2008 was $2.2 million, an increase of $1.9 million, as compared to other income of $317,000 for the thirteen-week period ended March 3, 2007. This net increase for the current thirteen-week period was primarily the result of a $963,000 decrease in net interest expense and a $949,000 increase in other income. We had lower average long-term borrowing balances and higher invested cash balances, which decreased net interest expense. Other income increased due to increased equity in income of affiliates, which are also in the shell egg business. As a percent of net sales, other income was 0.2% for the third quarter of fiscal 2007 and other income was 0.8% of net sales for the third quarter of fiscal 2008.

For the thirty-nine week period ended March 1, 2008 other income was $4.9 million, an increase of $7.5 million as compared to other expense of $2.6 million for the same thirty-nine week period in fiscal 2007. For the current thirty-nine weeks, net interest expense decreased $1.5 million. As in the current quarter, we had lower long-term borrowing balances and higher invested cash balances, which decreased net interest expense. Other income increased $6.0 million from increases in the equity in income of affiliates and gains recorded on the sale of fixed assets. As a percent of net sales, other income was 0.7% for the current thirty-nine week period, as compared to other expense of 0.6% for the same thirty-nine week period in fiscal 2007.

INCOME TAXES

As a result of the above, our pre-tax income was $87.9 million for the third quarter ended March 1, 2008, as compared to pre-tax income of $27.6 million for the thirteen-week period ended March 3, 2007. For the current thirteen-week period, income tax expense of $30.7 million was recorded with an effective tax rate of 34.9%, as compared to income tax expense of $10.2 million with an effective tax rate of 36.9% for the same thirteen-week period in fiscal 2007.

For the thirty-nine week period ended March 1, 2008, our pre-tax income was $176.5 million, as compared to $29.2 million for the thirty-nine week period ended March 3, 2007. For the current thirty-nine week period, an income tax expense of $61.2 million was recorded with an effective tax rate of 34.7%, as compared to an income tax expense of $10.8 million with an effective tax rate of 37.0% for the same thirty-nine week period in fiscal 2007. The effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes, federal work opportunity tax credits and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain employee stock option expense and the minority ownership interest in the profits and losses of Hillandale, LLC for income tax purposes.

NET INCOME

Net income for the thirteen-week period ended March 1, 2008 was $57.2 million, or $2.41 per basic and diluted share, as compared to net income of $17.4 million, or $0.74 per basic and diluted share, for the thirteen-week period ended March 3, 2007.

For the thirty-nine week period ended March 1, 2008, net income was $115.3 million, or $4.87 per basic and $4.86 per diluted share, as compared to $18.4 million, or $0.78 per basic and diluted share, for the thirty-nine week period ended March 3, 2007.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 1, 2008 was $97.8 million as compared to $80.6 million at June 2, 2007. Our current ratio was 1.77 at March 1, 2008, and 2.06 at June 2, 2007. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with a termination date of December 31, 2009 with three banks, $2.7 million of which was utilized as a standby letter of credit at March 1, 2008. Our long-term debt at March 1, 2008, including current maturities, amounted to $101.9 million, as compared to $112.9 million at June 2, 2007.

In the thirty-nine week period ended March 1, 2008, $119.8 million in net cash was provided by operating activities. This compares to $37.0 million of net cash from operating activities for the thirty-nine week period ended March 3, 2007. In the thirty-nine weeks ended March 1, 2008, the Company used $7.7 million for the purchase of investments, $141,000 was received on notes receivable and investments in unconsolidated affiliates, and $2.3 million was provided from disposal of property, plant and equipment. The Company used $23.6 million for purchases of property, plant and equipment, and $6.8 million for payment on the purchase obligation for Hillandale, LLC. In addition, $617,000 was provided from the issuance of common stock from the treasury upon the exercise of stock options, and $588,000 was used for payments of dividends. Principal payments on long term debt were $10.9 million, and $2.5 million was distributed to partners in our consolidated affiliates. The net result of these activities was an increase in cash of $70.8 million since June 2, 2007.

In the thirty-nine weeks ended March 3, 2007, the Company used $3.6 million for the purchase of short-term investments, $334,000 for the issuance of notes receivable and purchase of investments in unconsolidated affiliates, and $402,000 was provided from disposal of property, plant and equipment. The Company used $17.1 million for purchases of property, plant and equipment, and $6.1 million for payment on the purchase obligation for Hillandale, LLC. The Company used $1.2 million for the purchase of Green Forest Foods, LLC, net of cash acquired. In addition, $177,000 was provided from the issuance of common stock from the treasury upon the exercise of stock options, and $877,000 was used for payments of dividends on the common stock. Borrowings of $3 million were received in additional long-term debt and $9.6 million was used for principal payments on long-term debt. The net result of these activities was an increase in cash of $1.8 million from June 3, 2006.

Substantially all trade receivables and inventories collateralize our revolving line of credit and property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 1, 2008, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 from our cash balances. We have recorded the obligation to acquire the remaining 24% at its estimated present value of $20.4 million at March 1, 2008. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings. As of December 1, 2007, management increased its estimate of the purchase price of the remaining 24% due to the increased profitability of Hillandale from its previous estimates. Any such increases or decreases in the purchase obligation are allocated to the net assets acquired based upon their fair values.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in West Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. Capital expenditures related to construction of this complex will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

We are currently a guarantor of approximately $4.0 million of long-term debt of Delta Egg Farm, LLC, an unconsolidated affiliate located in Delta, Utah. Delta Egg Farm, LLC has plans to construct an organic egg production and distribution facility near Chase, Kansas. The cost of construction is estimated to be approximately $13.0 million. We anticipate that we may be a pro rata guarantor of debt with the other Delta Egg Farm, LLC owners in connection with the project.

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

At March 1, 2008, the Company held $47.2 million of auction rate securities. These securities may be purchased or sold through an auction process in short term intervals, which on average range from 7-35 days, whereby the interest rate on the security is reset. As of March 31, 2008, the auction rate securities held the highest rating from Moody’s and S&P (AAA). This rating is achieved through insurance policies guaranteeing each of the bonds payment of principal and accrued interest, if it becomes necessary.

Recently, a variety of financial market related credit issues have challenged the liquidity within this investment arena, and resulted in a number of failed auction sell orders. We continue to hold the securities, at par value, and accrue interest at a designated rate.

We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents, cash flow from operations and our borrowing capacity under our line of credit, we believe the current and near term illiquidity of the auction rate securities will not adversely affect management’s ability to achieve its operating goals.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2007 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended March 1, 2008 that we expect will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued FASB Statement No.157, "Fair Value Measurements" (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on June 1, 2008 and will be applied prospectively. Management is currently evaluating the impact of FAS 157 on its consolidated financial statements.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk related to our investments in auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually on average every 7-35 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 1, 2008, we held auction rate securities with a par value of $47.2 million. These securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. We have re-classified these auction rate securities as noncurrent available-for-sale securities as of March 1, 2008.

Other than the risk indicated above there have been no other material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

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

Chicken Litter Litigation

Cal-Maine Farms, Inc., a subsidiary of ours, is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al., and Carroll, et al. vs. Alpharma, Inc., et al. Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004. It was named as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. The manufacturers of an additive for broiler feed are also included as defendants. Those defendants are Alpharma, Inc. and Alpharma Animal Health, Co.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. No Cal-Maine company was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006. The case against the Alpharma defendants resulted in a defendants’ verdict on September 25, 2006. The result in the Green case is not dispositive of the issues raised in McWhorter and Carroll.

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

Neither Cal-Maine Foods, Inc. nor Cal-Maine Farms, Inc. has any production in the watershed at this time. Cal-Maine Foods, Inc. has acquired a 90% ownership interest in Benton County Foods, LLC. This LLC has production in the Arkansas portion of the watershed, but none of the manure from this facility is spread in Oklahoma. Benton County Foods, LLC has not been made a defendant in the proceeding.

Oklahoma has filed a motion for preliminary injunction seeking a moratorium on litter spreading within the watershed. The motion was heard beginning February 19, 2008. As yet the court has not ruled on the Oklahoma Motion. No other relief is sought by the motion. The trial on the merits is presently scheduled for September, 2009.

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

ITEM 5. OTHER INFORMATION

On January 30, 2008, the Company (“Borrowers”) and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (the “Purchasers”) entered into a Sixth Amendment Agreement (the “Amendment”), dated as of January 30, 2008, among the Borrowers and Purchasers, with respect to an Amended and Restated Secured Note Purchase Agreement, dated as of September 30, 2003, among the Borrowers and Purchasers, (the “Note Agreement”) pursuant to which the Borrowers have issued secured notes outstanding (the “Notes”). The Purchasers hold 100% of the outstanding principal amount of the Notes.

Pursuant to the terms of the Amendment, the Purchasers have agreed to certain amendments to the Note Agreement, as set forth in a copy of the Amendment filed as Exhibit 10.11(c) to this Form 10-Q report for the quarterly period ended March 1, 2008.

On March 31, 2008, we issued a press release announcing our financial results for the quarter ended March 1, 2008.

ITEM 6. EXHIBITS

a. Exhibits No.	Description
10.11(c)
Sixth Amendment Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex)

31.1	Certification of The Chief Executive Officer

31.2	Certification of The Chief Financial Officer

32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

99.1	Press release dated March 31, 2008 announcing interim period financial information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)

Date: March 31, 2008	/s/ Timothy A. Dawson
Timothy A. Dawson Vice President/Treasurer (Principal Financial Officer)

Date: March 31, 2008	/s/ Charles F. Collins
Charles F. Collins Vice President/Controller (Principal Accounting Officer)