Form 10-K
period 2008-05-31
CAL MAINE FOODS INC
filed 2008-08-05
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-04892

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209
(Address of principal executive offices) (Zip Code)

(601) 948-6813
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	The NASDAQ Global Market

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
Yes ☐ No ☒

The aggregate market value, as reported by the NASDAQ Global Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at December 1, 2007, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $330,278,900

As of July 30, 2008, 21,317,091 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2008, we sold approximately 678 million dozen shell eggs, which represented about 15.8% of domestic shell egg consumption in the United States. Our total flock of approximately 22 million layers and 6 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include reduced cholesterol, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2008, specialty shell eggs represented approximately 14% of our shell egg dollar sales, as compared to 15% for fiscal 2007. Retail prices for specialty eggs are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under two distinct brands: Egg-Land's Best(TM) and Farmhouse(TM).  We own a 25.9% non-voting equity interest in Egg-Land's Best, Inc., which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land's Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 12.0% of our total shell egg dozen volumes in fiscal 2008, as compared to 8.7% in fiscal 2007.

We are also a leader in industry consolidation. Since 1989, we have completed fourteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There currently are 65 producers who each own more than one million layers and the ten largest producers own approximately 43% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

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

In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6.8 million, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 76%. Our obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $20.0 million as of May 31, 2008, of which $10.4 million is included in current liabilities and $9.6 million is included in other non-current liabilities in the accompanying consolidated balance sheet. During fiscal 2008, an early payment of $5.7 million was paid on the purchase obligation. We will purchase an additional 12% of Hillandale LLC based on the book value of the Membership Units as of July 26, 2008. This estimated obligation was adjusted in fiscal 2008 due to the effect of the expected earnings increase on the book value of the membership units. The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

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

On June 27, 2008, we completed the acquisition of the assets of Zephyr Egg Company, located in Zephyrhills, Florida. See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

Our Corporate Information

We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 Woodrow Wilson Drive, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3 and 4 ownership reports, and all amendments to those reports are available, free of charge, through our web site as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on the website.

Our Common Stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “CALM”. On May 30, 2008, the last sale price of our Common Stock on NASDAQ was $31.20 per share. Our fiscal year 2008 ended May 31, 2008, and the first three fiscal quarters of fiscal 2008 ended September 1, 2007, December 1, 2007 and March 1, 2008. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”) reports, since 2000, annual per capita consumption in the United States has varied between 252 and 257 eggs. In 2007, per capita consumption in the United States was 254 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. Over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2008, wholesale large shell egg prices in the southeast region averaged 137.7 cents per dozen compared to an average of 79.9 cents per dozen for fiscal years 2005 to 2007. According to USDA reports, for the first five months of calendar year 2008, egg production was lower in four of the five months compared with the same five months of the previous calendar year. It is expected that the number of layers in the table-egg laying flock will slowly begin to expand, as the number of egg-type chicks hatched has been higher in the first half of calendar year 2008, as compared to the same time the previous calendar year. Table-egg production is expected to be slightly higher than the previous year in the second half of calendar year 2008, but still below the amount produced in the second half of calendar year 2006. Due to the increased production, egg supply should be slightly higher for the second half of 2008, which could translate into a slight decrease in prices for this period, as compared to last year.

Factors currently influencing demand:

-	industry advertising campaigns successfully promoting the health benefits of eggs;

-	positive announcements from the medical community highlighting eggs as a good source of protein;

-	increased consumption resulting from the factors noted above as well as the reduced level of cholesterol in eggs; and

-	increased demand from the foodservice channel.

Factors currently influencing supply:

-
the living space requirements for newly hatched layers will increase for 2008 according to guidelines put in place in 2002 by the United Egg Producers, in conjunction with the Food Marketing Institute, both industry trade associations;

-	the process to bring new shell egg production capacity online has become more complex than in the past, increasing the time it takes to bring new capacity to market.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over one-half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Current feed prices are higher than the previous year. Forecasts vary widely for prices over the next year, due to irregular weather patterns in the Midwest and a much stronger demand for corn from ethanol plants.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed fourteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added 8 million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provide for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 6.8 million at May 28, 1988 to an average of approximately 26.4 million for the past five fiscal years. Also, the number of dozens of shell eggs sold has increased from approximately 117.0 million in the fiscal year ended May 28, 1988 to an average of approximately 645.5 million over the past five fiscal years. Net sales amounted to $915.9 million in fiscal 2008 compared to net sales of $69.9 million in fiscal 1988.

We plan to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe that enhancing our national presence will help us further strengthen our relationships with existing customers which have operations across the United States.

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

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct. Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during last fiscal year represented approximately 15.8% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs. Company-owned facilities accounted for approximately 93% of our total fiscal 2008 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks. The contract producers own their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 33 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.5 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $86.7 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

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

Feed cost represents the largest element of our farm egg production cost, ranging from 52% to 64% of total cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices. Historically, we have tended to have higher profit margins when feed costs are higher. However, this may not be the case in the future.

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

Marketing. Of the 678 million dozen shell eggs sold by us in the fiscal year ended May 31, 2008, 535 million were produced by our flocks.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 66.5% of net sales in fiscal 2008 and 67.4% of net sales for fiscal 2007. Two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 36.5% of net sales during fiscal 2008 and 36.9% of net sales for fiscal 2007.

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

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, eight of our first quarters and four of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best(TM) and Farmhouse eggs. For fiscal 2008, specialty eggs accounted for 14.2% of shell egg dollar sales and 12.0% of shell egg dozens sold. Egg-Land’s Best(TM) eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best(TM) eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best(TM) eggs accounted for approximately 9.7% of our shell egg dollar sales in fiscal 2008, as compared to 11.2% in fiscal 2007. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives. Farmhouse and other non EB specialty eggs accounted for 4.5% of our shell egg dollar sales in fiscal 2008, as compared to 4.0% in fiscal 2007. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues. Based on dozens sold Egg-Land’s Best(TM) eggs accounted for 8.0% of dozens sold for fiscal 2008, as compared to 6.3% in fiscal 2007. Farmhouse and other non EB specialty eggs accounted for 4.0% of dozens sold for fiscal 2008, as compared to 2.4% for fiscal 2007. The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs.

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

The shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2007, 65 producers with one million or more layers owned 89% of the 284 million total U.S. layers, compared to 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade names. We own the trade names Farmhouse, Rio Grande and Sunups. We do not own any patents or proprietary technologies. We produce and market Egg-Land's Best(TM) eggs under license agreements with EB. We own a 25.9% non-voting equity interest in EB.

Government Regulation. Our facilities and operations are subject to regulation by various federal, state and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), the USDA, Environmental Protection Agency, Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to assure compliance with our own standards and customer specifications. We do not know of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

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

Employees. As of May 31, 2008, we had a total of approximately 1,800 employees of whom 1,600 worked in egg production, processing and marketing, 100 were engaged in feed mill operations and 100 were administrative employees, including officers, at our executive offices. Approximately 5% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

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

Feed costs represent the largest element of our shell egg production (farm) cost, ranging from 52% to 64% of total farm annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybean meal, essential feed ingredients, are higher this year as compared to last year. However, there are wide swings in corn and soybean meal prices because of irregular weather patterns in the Midwest and widely varying forecast projections for the 2008 fall harvest season in September and October. Increasing demands for the use of corn and soybean in the production of renewable energy such as ethanol are also putting upward pressure on the price of these feed ingredients. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

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

We purchase approximately 21% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We produce approximately 79% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers also increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in quantities and prices that are satisfactory and our inability to do so may have a material adverse affect on our business and profitability.

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

For the fiscal years 2008, 2007, and 2006, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.5%, 36.9%, and 36.6% of our net sales, respectively. Our top 10 customers accounted for 66.5%, 67.4%, and 66.8% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, to require that any companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flock of hens to meet some or all of these treatment standards. The treatment standards require, among other things, that we provide increased cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of these increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or any additional costs we will face, in the future.

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

We have invested in auction rate securities, the market for which is currently illiquid. Funds associated with certain of our auction rate securities may not be accessible for an undetermined period of time.

We are exposed to risk related to our investments in auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually on average every 7-35 days. Because of the short interest rate reset period, we have historically recorded them on our consolidated balance sheet as current investment securities available-for-sale. The liquidity of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. These securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Furthermore, if the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.

There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities portfolio in future quarters, which may harm our financial condition.

We are controlled by a principal stockholder.

Fred R. Adams, Jr., our Chairman of the Board and Chief Executive Officer, and his spouse own 33.8% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 81.3% and his son-in-law, Adolphus B. Baker, our president, chief operating officer and director, owns 18.7% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.7% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 58.9%, and Messrs. Adams and Baker and their spouses possess 69.6%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

Based on Mr. Adams' beneficial ownership of our outstanding capital stock, we are a "controlled company," as defined in Rule 4350(c) (5) of the listing standards of the NASDAQ Global Market on which our shares of Common Stock are quoted. Accordingly, we are exempt from certain requirements of NASDAQ's corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, two hatcheries, five wholesale distribution centers, 17 feed mills, 33 shell egg production facilities, 21 pullet growing facilities, and 31 processing and packing facilities. We also own interests in two egg products facilities and one spent hen processing facility, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

Presently, we own approximately 19,000 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 15 million pullets annually, house 27 million laying hens and control the production of an aggregate total of 28 million layers. We also own or control mills that can produce 590 tons per hour of feed, and processing facilities capable of processing 10,400 cases of shell eggs per hour (with each case containing 30 dozen shell eggs). Our facilities are well-maintained and operate at a high level of efficiency. Typically, we insure our facilities for replacement value.

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $86.7 million. The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

ITEM3.	LEGAL PROCEEDINGS

Chicken Litter Litigation.

On May 2, 2005, Cal-Maine Farms, Inc. (“Cal-Maine Farms”), one of our subsidiaries, was added as a defendant in an ongoing action styled Leslie Carroll, et al. v. Alpharma, Inc., et al. in the Circuit Court of Washington County, Arkansas. There are approximately 80 plaintiffs in the action. The plaintiffs complain of a wide variety of medical problems which they attribute to the use of chicken manure and litter throughout Washington County, Arkansas. The theory of liability is the same as in the McWhorter case previously reported in our filings with the Securities and Exchange Commission and summarized below. An answer has been filed, and discovery has begun, but no trial date has been set. At this stage it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in this suit.

On February 3, 2004, Cal-Maine Farms was served with process in a civil complaint filed in the Circuit Court of Washington County, Arkansas, on behalf of Keith McWhorter and Patsy McWhorter, individually and as next friends and guardians of Hunter McWhorter. Other defendants include Alpharma Inc., Alpharma Animal Health Co., Cargill Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., Simmons Poultry Farms, Inc., and Tyson Foods, Inc. Each of the other poultry defendants is engaged in the broiler business. The Alpharma defendants produce additives for broiler feed. One individual was originally named as a defendant, but has been dismissed.

Both the McWhorter and Carroll suits allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The Carroll suit focuses on a feed ingredient that contains arsenic and is alleged to be in the litter that was spread. We do not use this particular feed ingredient in our shell egg production feed formulation. The McWhorter suit focuses on mold and fungi allegedly created by the application of litter. Both suits address conditions alleged to exist in Washington County. Both suits seek unspecified actual damages and request unspecified punitive damages. An answer has been filed on behalf of Cal-Maine Farms and some initial discovery has taken place. At this stage it is impossible to evaluate the potential exposure, if any, of Cal-Maine Farms to damages in these suits.

A number of other similar cases were filed by the same attorneys at the same time the McWhorter and Carroll cases were filed. The plaintiffs’ attorneys selected a test case which they prosecuted first. No Cal-Maine company was a defendant in that case, but the issues were the same as in the McWhorter and Carroll cases. Summary judgment was entered for the poultry defendants in that test case. The Arkansas Supreme has now reversed that entry of summary judgment. That test case has been scheduled for trial in 2009. Neither the McWhorter nor Carroll case has been scheduled for trial.

State of Oklahoma Watershed Pollution Litigation.

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages. The parties participated in a series of mediation meetings without success. Cal-Maine Foods, Inc. no longer operates in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief. Cal-Maine Foods, Inc. owns ninety percent of a new corporation, Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

Some dispositive motions have been filed jointly by all defendants. Some of those motions were rejected by the Court, and others were left unresolved after oral arguments. Other dispositive motions will be filed. We are not able at present to give an opinion regarding the ultimate resolution of the action.

In February, 2008, a hearing was had on the plaintiff’s motion for preliminary injunctive relief. The principal relief sought was a moratorium on litter application in the watershed. The district court has not yet ruled on the motion.

The presiding judge has appointed a fellow district court judge to act as a settlement judge. That judge has initiated settlement discussions. Three settlement meetings have taken place, but thus far have not been productive.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market under the symbol “CALM”. The last reported sale price for our Common Stock on July 30, 2008 was $38.02 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2007 and fiscal 2008.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

June 2, 2007	First Quarter	$7.58	$6.29	$0.0125
	Second Quarter	8.45	6.14	$0.0125
	Third Quarter	14.49	7.91	$0.0125
	Fourth Quarter	14.07	11.33	$0.0125

May 31, 2008	First Quarter	$22.73	$13.04	$0.0125
	Second Quarter	28.75	19.59	$0.0125
	Third Quarter	35.90	20.75	$0.8038
	Fourth Quarter	40.75	26.60	$0.5138

There is no public trading market for the Class A Common Stock all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (81.3%) and his son-in-law Adolphus Baker, President, Chief Operating Officer and Director of the Company (18.7%).

STOCKHOLDERS

At August 1, 2008, there were approximately 290 record holders of our Common Stock and approximately 19,300 beneficial owners whose shares were held by nominees or broker dealers.

DIVIDENDS

We have paid cash dividends on our Common Stock since 1998. The annual dividend rate of $0.05 per share of Common Stock, or $0.0125 per quarter, was paid in each of the fiscal quarters shown in the table above, through the second quarter of fiscal 2008. We have also paid cash dividends on our Class A Common Stock at a rate equal to 95% of the annual rate on our Common Stock. Effective November 30, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s fixed dividend policy. Commencing with the third quarter of fiscal 2008 Cal-Maine began to pay a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. The amount of the dividend payable on each share of Class A Common Stock is in an amount equal to 95% of the amount paid on each share of Common Stock. Dividends are paid to shareholders of record as of the sixtieth day following the last day of such quarter, and are payable on the fifteenth day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

RECENT SALES OF UNREGISTERED SECURITIES

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The per share data shown in the following table has been adjusted to reflect the 2-for-1 split of our Common Stock effective April 14, 2004, as if the split had occurred at the beginning of fiscal year 2004.

	Fiscal Years Ended
	May 31 2008	June 2 2007	June 3 2006	May 28 2005	May 29 2004
	52 wks	52 wks	53 wks	52 wks	52 wks
	(Amounts in thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$915,939	$598,128	$477,555	$375,266	$572,331
Cost of sales	617,383	479,504	415,338	339,833	396,704
Gross profit	298,556	118,624	62,217	35,433	175,627
Selling, general and administrative	74,919	60,394	57,702	47,758	69,305
Operating income (loss)	223,637	58,230	4,515	(12,325)	106,322
Other income (expense):
Interest expense (net of non cash interest expense & interest income)	(3,152)	(4,993)	(5,582)	(4,222)	(6,527)
Interest expense - non cash	(942)	(882)	(1,284)	-	-
Equity in income (loss) of affiliates	6,324	1,699	(757)	(88)	5,923
Non-controlling interest	(175)	286	165	-	-
Other (net)	5,699	1,921	1,465	1,227	524
	7,754	(1,969)	(5,993)	(3,083)	(80)
Income (loss) before income tax	231,391	56,261	(1,478)	(15,408)	106,242
Income tax expense (benefit)	79,530	19,605	(465)	(5,050)	39,800
Net income (loss)	$151,861	$36,656	$(1,013)	$(10,358)	$66,442
Net income (loss) per common share:
Basic	$6.41	$1.56	$(0.04)	$(0.43)	$2.78
Diluted	$6.40	$1.55	$(0.04)	$(0.43)	$2.73

Cash dividends declared per share *	$1.34	$0.05	$0.05	$0.05	$0.05

Weighted average shares outstanding:
Basic	23,677	23,526	23,496	23,834	23,874
Diluted	23,733	23,599	23,496	23,834	24,342
Balance Sheet Data:
Working capital	$121,550	$80,552	$60,800	$73,587	$92,949
Total assets	501,236	364,568	317,118	269,534	301,559
Total debt (including current maturities)	97,150	112,852	103,912	82,994	90,031
Total stockholders’ equity	275,680	155,739	119,775	121,855	140,165

Operating Data:
Total number of layers at period ended (thousands)	21,853	23,181	23,276	18,164	20,318
Total shell eggs sold (millions of dozens)	678.5	685.4	683.1	575.4	605.2

*Class A shares paid at 95% of the common stock dividend rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 31, 2008 (52 weeks), June 2, 2007 (52 weeks), and June 3, 2006 (53 weeks) for the most recent three fiscal years.

Our operations are fully integrated. At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs. We currently are the largest producer and distributor of fresh shell eggs in the United States. Shell eggs accounted for approximately 94% of our net sales in fiscal 2008 and 96% in fiscal 2007. Egg products accounted for approximately 5% of our net sales in fiscal 2008 and 2% in fiscal 2007. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. Shell eggs are sold directly by us primarily to national and regional supermarket chains.

We currently use contract producers for approximately 7% of our total egg production. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We also own the eggs produced. Also, shell eggs are purchased, as needed, for resale by us from outside producers.

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

Our cost of production is materially affected by feed costs, which currently averages about 64% of our total farm egg production cost. Changes in feed costs result in changes in our cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

The purchase of Hillandale, LLC, AEP and Hillandale Farms, LLC described above in Part 1, Item 1, is collectively referred to below as the “Hillandale Purchase".

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Net sales	100.00%	100.00%	100.00%
Cost of sales	67.4	80.2	87.0
Gross profit	32.6	19.8	13.0
Selling, general & administrative expenses	8.2	10.1	12.1
Operating income (loss)	24.4	9.7	0 .9
Other income (expense)	0.9	(0.3)	(1.2)
Income (loss) before taxes	25.3	9.4	(0.3)
Income tax expense (benefit)	8.7	3.3	(0.1)
Net income (loss)	16.6%	6.1%	(0.2)%

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended June 2, 2007

Net Sales. In fiscal 2008, approximately 94% of our net sales consisted of shell egg sales and approximately 5% was for sales of egg products, with the 1% balance consisting of sales of incidental feed sales to outside egg producers. Net sales for the fiscal year ended May 31, 2008 were $915.9 million, an increase of $317.8 million, or 53.1%, from net sales of $598.1 million for fiscal 2007. In fiscal 2008 total dozens of eggs sold decreased and egg selling prices increased as compared to fiscal 2007. In fiscal 2008 total dozens of shell eggs sold were 678.5 million, a decrease of 6.9 million dozen, or 1.0%, compared to 685.4 million sold in fiscal 2007. Our average selling price of shell eggs increased from $.832 per dozen for fiscal 2007 to $1.260 per dozen for fiscal 2008, an increase of $.428 per dozen, or 51.4%. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices. Egg supply has been better balanced with demand resulting in favorable egg market conditions. According to statistics from the USDA, the number of table-egg laying hens was down from the previous year, which added continued support in balancing supply and demand in the shell egg market. Improved balancing of supply and demand, led to higher average shell egg selling prices throughout the fiscal year ended May 31, 2008, as compared to the previous year.

We continue to increase our sales volume of specialty eggs, which include reduced cholesterol, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For fiscal 2008, specialty eggs accounted for 14.2% of shell egg dollar sales, as compared to 15.2% in fiscal 2007 and 12.0% of shell egg dozens sold in fiscal 2008, as compared to 8.7% in fiscal 2007. This fiscal year our egg product sales were $42.8 million, an increase of $28.9 million or 207.9%, as compared to $13.9 million for fiscal 2007. Our consolidated net sales include the sales of egg products by AEP and Texas Egg Products, LLC. For fiscal 2008, egg product sales for AEP were $25.5 million, as compared to $13.5 million for fiscal 2007, an increase of $12.0 million, or 88.9%. The egg product sales for Texas Egg Products, LLC in fiscal 2008 were $17.3 million, as compared to $424,000 for fiscal 2007, an increase of $16.9 million. As described in note 1 to the consolidated financial statements, Texas Egg Products, LLC is a variable interest entity for which the Company is the primary beneficiary. Texas Egg Products, LLC began operations in fiscal 2007, and we consolidated 5 weeks of activity for fiscal 2007, as compared to 52 weeks in fiscal 2008. Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Cost of Sales. Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 31, 2008 was $617.4 million, an increase of $137.9 million, or 28.8%, as compared to cost of sales of $479.5 million for fiscal 2007. On a comparable basis, dozens produced decreased, dozens purchased from outside shell egg producers decreased and cost of feed ingredients increased in fiscal 2008. The cost of the shell eggs purchased from outside producers increased due to improved egg market selling prices. This fiscal year we produced 79% of the eggs sold by us, as compared to 78% for the previous year. Feed cost for fiscal 2008 was $.334 per dozen, compared to $.252 per dozen for the prior fiscal year, an increase of 32.5%. Higher than average egg selling prices, more than offset the increase in feed ingredient costs and higher costs of purchases from outside egg producers, resulting in an increase in gross profit from 19.8% of net sales for fiscal 2007 to 32.6% of net sales for fiscal 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense was $74.9 million in fiscal 2008, an increase of $14.5 million as compared to $60.4 million for fiscal 2007. The increase in selling, general, and administrative expenses is primarily attributable to increases of $2.3 million in franchise fees for specialty egg sales, $4.8 million in our equity compensation plan expense, $2.2 million in administrative payroll expenses, $2.1 million in employee insurance costs, $645,000 for commissions paid to egg brokers, with delivery costs slightly up with an increase of $598,000. The expense recognized in connection with our stock based compensation plans is dependent on the price of the Company's common stock, which increased from $13.46 at June 2, 2007 to $31.20 at May 31, 2008. Overall, delivery costs increased slightly, due to continued reduction in the number of Company long haul trucks and the increased use of contract trucking. As a percent of net sales, selling, general and administrative expense decreased from 10.1% for fiscal 2007 to 8.2% for fiscal 2008.

Operating Income (Loss). As a result of the above, our operating income was $223.6 million for fiscal 2008, as compared to operating income of $58.2 million for fiscal 2007. The operating income as a percent of sales for fiscal 2008 was 24.4%, as compared to operating income of 9.7% for fiscal 2007.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other income for fiscal 2008 was $7.8 million as compared to other expense of $2.0 million for fiscal 2007, an increase of $9.8 million. We had lower average long-term borrowing balances and higher invested cash balances, which decreased net interest expense. Other income increased due to increased equity in income of affiliates, which are also in the shell egg business. Gains recorded on the sale of property, plant, & equipment, which includes the sale of our feed mill in Albuquerque, NM, also increased other income. Our net interest expense includes the computation of non-cash interest expense, which is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC over the remaining acquisition period culminating with us having a 100% ownership interest in Hillandale, LLC. As a percent of net sales, other income was .9% for fiscal 2008, as compared to other expense of .3% for fiscal 2007.

Income Taxes. For the fiscal year ended, May 31, 2008, our pre-tax income was $231.4 million, as compared to $56.3 million for fiscal 2007. Income tax expense of $79.5 million was recorded for fiscal 2008 with an effective income tax rate of 34.4%, as compared to $19.6 million for fiscal 2007 with an effective income tax rate of 34.8%. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain employee stock option expense and the minority ownership in the profits and losses held in consolidated entities.

Net Income. As a result of the above, net income for fiscal 2008 was $151.9 million, or $6.41 per basic share and $6.40 per diluted share, as compared to $36.7 million, or $1.56 per basic share and $1.55 per diluted share for fiscal 2007.

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

Capital Resources and Liquidity. Our working capital at May 31, 2008 was $121.6 million compared to $80.6 million at June 2, 2007. Our current ratio was 2.18 at May 31, 2008 as compared with 2.06 at June 2, 2007. Our need for working capital generally is highest in the first and second fiscal quarters ending in August and November. During the first quarter shell egg prices are normally at seasonal lows. In the second quarter, we usually build inventory balances in anticipation of the holiday season. Seasonal borrowing needs frequently are higher during these periods than during other fiscal periods. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at May 31, 2008. Our long-term debt at that date, including current maturities, totaled $97.2 million, as compared to $112.9 million at June 2, 2007.

For the fiscal year ended May 31, 2008, $158.4 million in net cash was provided by operating activities. This compares to $59.7 million of net cash provided for the fiscal year ended June 2, 2007. In fiscal 2008, $31.7 million was used for purchases of property, plant and equipment, which includes $14.6 million in expenditures in connection with construction of our facilities in Farwell, TX. Net cash of $2.7 million was used for investments and $531,000 received on notes receivable. In fiscal 2008, we received $2.5 million from the disposal of property, plant and equipment. As part of our stock option plan, approximately $626,000 was received for sales of common stock from the treasury, and $19.7 million was used for payments of dividends on our common stock. Payments of $15.7 million were made on long-term debt. In accord with the Hillandale, LLC purchase agreement, we made payments of $12.5 million on our long-term purchase obligation. The net result was an increase in cash and cash equivalents of approximately $79.8 million.

For the fiscal year ended June 2, 2007, $59.7 million in net cash was provided by operating activities. This compares to $20.9 million of net cash provided for the fiscal year ended June 3, 2006. In fiscal 2007, $12.1 million was used for acquisition of businesses; $23.5 million was used for purchases of property, plant and equipment. Net cash of $14.5 million was used for investments and $251,000 received on notes receivable. In fiscal 2007, we received $503,000 from the disposal of property, plant and equipment. As part of our stock option plan, approximately $262,000 was received for sales of common stock from the treasury, and $1.2 million was used for payments of dividends on our common stock. Proceeds from long-term borrowings of $29.5 million were received and payments of $31.2 million were made on long-term debt. In accord with the Hillandale, LLC purchase agreement, we made a payment of $6.1 million on our long-term purchase obligation. The net result was an increase in cash and cash equivalents of approximately $1.7 million.

Substantially all trade receivables and inventories collateralize our revolving line of credit and most of our property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 31, 2008, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 million from our cash balances. During fiscal 2008, an early payment of $5.7 million was paid on the purchase obligation. We have recorded the obligation to acquire the remaining 24% at its estimated present value of $20.0 million at May 31, 2008. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings. During fiscal 2008, the company revised the estimated purchase obligation upward for the remaining 24% interest to be acquired in Hillandale, LLC, based on the effect of the expected earnings increase on the book value of the membership units. This additional cost exceeded the estimated fair value of net assets acquired by $9,257 which has been assigned to goodwill on our consolidated balance sheets.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in West Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. As of May 31, 2008 capital expenditures related to construction of this complex were $14.6 million. The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

As of May 31, 2008, we were a guarantor of approximately $4.2 million of long-term debt of Delta Egg Farm, LLC, an unconsolidated affiliate located in Delta, Utah. Delta Egg Farm, LLC is constructing an organic egg production and distribution facility near Chase, Kansas. The cost of construction is estimated to be approximately $13.0 million. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of additional debt undertaken to fund construction of this facility. With the inclusion of the original amount of debt for which we were a guarantor at May 31, 2008, we are currently a guarantor of approximately $7.5 million of long-term debt of Delta Egg Farm, LLC.

At May 31, 2008, the Company held auction rate securities (“ARS”) with a cost of $42.3 million and an estimated fair value of $40.8 million. These securities may be purchased or sold through an auction process in short term intervals, which on average range from 7-35 days, whereby the interest rate on the security is reset. A variety of financial market related credit issues challenged the liquidity within this investment arena, and resulted in a number of failed auction sell orders. We have designated these investments as available-for-sale securities and have accounted for them in accordance with the standards of Statement of Financial Accounting Standards SFAS No.115, "Accounting For Certain Investments: Debt and Equity Securities." At May 31, 2008, we determined that cost did not approximate fair value and recorded an unrealized loss in accumulated other comprehensive loss as a separate component of stockholders’ equity. The determination was also made that these assets should be reclassified as noncurrent available-for-sale securities. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents, cash flow from operations and our borrowing capacity under our line of credit, we believe the current and near term illiquidity of the auction rate securities will not adversely affect management’s ability to achieve its operating goals. Subsequent to our fiscal year ending May 31, 2008, we did liquidate one ARS at par value for $4.5 million with accrued interest after this security was called on July 10, 2008 by the original issuer.

We currently have a $1.6 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.6 million deferred tax liability would not impact our consolidated statement of operations or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Off-Balance Sheet Arrangements

We have no existing off-balance sheet arrangements as defined under Securities and Exchange Commission regulations.

Contractual Obligations

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7, and on lease obligations in Note 6, of Notes to Consolidated Financial Statements. The table includes the obligation incurred by us for the Hillandale acquisition, which is subject to change, because the exact amounts of which are to be determined under the terms of the Agreement. At the closing of the Hillandale transaction on October 12, 2005, we purchased 51% of the Units of Membership in Hillandale, LLC. In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6.8 million , an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 76%. We will incur costs for our purchase of the remaining 24% of the Units of Membership over the remaining two years, which will culminate with us having a 100% equity interest in Hillandale, LLC. Our obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $20.0 million as of May 31, 2008 of which $10.4 million is included in current liabilities and $9.4 million is included in other non-current liabilities in the accompanying consolidated balance sheet. This estimated obligation was adjusted during fiscal 2008 due to the effect of the expected earnings increase on the book value of the membership units. The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

	Total	2009	2010	2011	2012	2013	Over 5 years
Long-term debt	$97,150	$11,470	$11,700	$9,517	$7,854	$7,960	$48,649
Purchase obligation	19,956	10,358	9,598	-	-	-	-
Operating leases	7,404	2,453	2,041	1,258	727	687	238
Total	$124,510	$24,281	$23,339	$10,775	$8,581	$8,647	$48,887

Impact of Recently Issued Accounting Standards.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at May 31, 2008. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

In September 2006, the FASB issued FASB Statement No.157, "Fair Value Measurements" (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on June 1, 2008 and will not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. FAS 159 is effective for us on June 1, 2008 and will not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), or (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) retained the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified or each business combination. FAS 141(R), which is broader in scope than that of FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141(R) also makes certain other modifications to FAS 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 141(R) may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 160 may have on its consolidated results of operations and financial position.

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

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $12.2 million at May 31, 2008. The combined total assets and total liabilities of these companies were approximately $35 million and $10 million, respectively, at May 31, 2008. We are a guarantor of approximately $4.2 million of long-term debt of one of the affiliates.

Goodwill. At May 31, 2008, our goodwill balance represented 2.7% of total assets and 4.9% of stockholders’ equity. Goodwill relates to the fiscal 1999 acquisition of Hudson Brothers, Inc., the fiscal 2006 acquisition of Hillandale Farms, LLC, and the fiscal 2007 acquisition of Green Forest Foods, LLC. We adopted, as of June 3, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. We have only one operating segment, which is our sole reporting unit. Accordingly, goodwill is tested for impairment at the entity level. Significant adverse industry or economic changes, or other factors not anticipated could result in an impairment charge to reduce recorded goodwill.

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

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $4.5 million at May 31, 2008.

We are exposed to risk related to our investments in auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually on average every 7-35 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. These securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Furthermore, if the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.

There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities portfolio in future quarters, which would harm our financial condition.

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

1. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, together with other financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

2. Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2008. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control - Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. We maintain documentation providing reasonable support for management’s assessment of the effectiveness of our internal control over financial reporting. Management’s documentation includes:

·	The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;

·	Information about how significant transactions are initiated, authorized, recorded, processed and reported;

·	Sufficient information about the flow of transactions to identify the points at which material misstatements due to error or fraud could occur;

·	Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;

·	Controls over the period-end financial reporting process;

·	Controls over safeguarding of assets; and

·	The results of management’s testing and evaluation.

4. Management has determined that our internal control over financial reporting as of May 31, 2008 is effective and that there is no material weakness in our internal control over financial reporting as of that date. In that connection, a “material weakness,” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 8. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing that the risks that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 31, 2008 expressed an unqualified opinion.

/s/ Moore Stephens Frost

Little Rock, Arkansas
July 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of May 31, 2008 and June 2, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(c). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Cal-Maine Foods, Inc. and Subsidiaries as of June 3, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 3, 2006, were audited by other auditors whose report dated August 11, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 31, 2008 and June 2, 2007, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 31, 2008, expressed an unqualified opinion.

                /s/ Moore Stephens Frost

Little Rock, Arkansas
July 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cal-Maine Foods, Inc.

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Cal-Maine Foods, Inc. and subsidiaries as of June 3, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated results of operations and cash flows of Cal-Maine Foods, Inc. and subsidiaries at June 3, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 11, 2006

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	May 31 2008	June 2 2007
Assets
Current assets:
Cash and cash equivalents	$94,858	$15,032
Investments securities available-for-sale	-	39,500
Receivables:
Trade receivables, less allowance for doubtful accounts of $313 in 2008 and $150 in 2007	44,793	37,096
Other	3,137	1,084
	47,930	38,180

Inventories	76,766	62,208
Prepaid expenses and other current assets	4,711	1,390
Total current assets	224,265	156,310

Other assets:
Investments securities available-for-sale	40,754	-
Other investments	13,421	7,898
Goodwill	13,452	4,195
Other	2,851	2,575
	70,478	14,668
Property, plant and equipment, less accumulated depreciation	206,493	193,590
Total assets	$501,236	$364,568

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$35,691	$27,978
Accrued dividends payable	12,186	-
Accrued wages and benefits	9,111	7,273
Accrued expenses and other liabilities	10,964	9,800
Current maturities of purchase obligation	10,358	5,435
Current maturities of long-term debt	11,470	13,442
Deferred income taxes	12,935	11,830
Total current liabilities	102,715	75,758

Long-term debt, less current maturities	85,680	99,410
Non-controlling interests in consolidated entities	1,687	1,894
Purchase obligation, less current maturities	9,598	9,867
Other noncurrent liabilities	4,120	2,150
Deferred income taxes	21,756	19,750
Total liabilities	225,556	208,829

Commitments and contingencies – See Notes 5 and 6

Stockholders' equity:
Common stock, $.01 par value Authorized shares - 60,000 in 2008 and 2007 Issued 35,130 shares in 2008 and 2007 with 21,317 and 21,193 shares outstanding respectively	351	351
Class A common stock, $.01 par value Authorized shares - 2,400 in 2008 and 2007 Issued and outstanding shares - 2,400 in 2008 and 2007	24	24
Paid-in capital	29,697	29,043
Retained earnings	267,616	147,667
Common stock in treasury–13,813 shares in 2008 and 13,937 in 2007	(21,156)	(21,346)
Accumulated other comprehensive loss	(852)	-
Total stockholders' equity	275,680	155,739
Total liabilities and stockholders' equity	$501,236	$364,568

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal years ended
	May 31	June 2	June 3
	2008	2007	2006
Net sales	$915,939	$598,128	$477,555
Cost of sales	617,383	479,504	415,338
Gross profit	298,556	118,624	62,217
Selling, general and administrative	74,919	60,394	57,702
Operating income	223,637	58,230	4,515

Other income (expense):
Interest expense	(7,712)	(6,987)	(7,949)
Interest income	3,618	1,112	1,083
Equity in income (loss) of affiliates	6,324	1,699	(757)
Non-controlling interest	(175)	286	165
Other, net	5,699	1,921	1,465
	7,754	(1,969)	(5,993)
Income (loss) before income taxes	231,391	56,261	(1,478)
Income tax expense (benefit)	79,530	19,605	(465)
Net income (loss)	$151,861	$36,656	$(1,013)

Net income (loss) per share:
Basic	$6.41	$1.56	$(0.04)
Diluted	$6.40	$1.55	$(0.04)
Weighted average shares outstanding:
Basic	23,677	23,526	23,496
Diluted	23,733	23,599	23,496

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Total
Balance at May 28, 2005	35,130	351	2,400	24	14,043	(21,507)	28,621	114,366	-	121,855

Cash dividends paid ($.05 per common share) *	-	-	-	-	-	-	-	(1,170)	-	(1,170)
Issuance of common stock from treasury	-	-	-	-	(4)	24	79	-	-	103
Net loss for fiscal 2006	-	-	-	-	-	-	-	(1,013)	-	(1,013)

Balance at June 3, 2006	35,130	351	2,400	24	14,039	(21,483)	28,700	112,183	-	119,775

Cash dividends paid ($.05 per common share) *	-	-	-	-	-	-	-	(1,172)	-	(1,172)
Issuance of common stock from treasury	-	-	-	-	(102)	137	125	-	-	262
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	218
Net income for fiscal 2007	-	-	-	-	-	-	-	36,656	-	36,656

Balance at June 2, 2007	35,130	351	2,400	24	13,937	(21,346)	29,043	147,667	-	155,739

Dividends **	-	-	-	-	-	-	-	(31,912)	-	(31,912)
Issuance of common stock from treasury	-	-	-	-	(124)	190	436	-	-	626
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	218
Net income for fiscal 2008	-	-	-	-	-	-	-	151,861	-	151,861
Other comprehensive loss (net of tax $544)	-	-	-	-	-	-	-	-	(852)	(852)
Total comprehensive income										151,009

Balance at May 31, 2008	35,130	$351	2,400	$24	13,813	$(21,156)	$29,697	$267,616	$(852)	$275,680

**$.05 per common share for the 1st and 2nd quarters, one third of net income for the 3rd and 4th quarters.
*Class A shares paid at 95% of the common stock dividend rate.

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 31	June 2	June 3
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$151,861	$36,656	$(1,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,320	21,476	20,569
Deferred income taxes	3,659	1,205	985
Equity in (income) loss of affiliates	(6,324)	(1,699)	757
Gain (loss) on disposal of property, plant and equipment	(1,657)	38	(1,108)
Stock compensation expense, net of amounts paid	4,531	1,650	1,035
Interest on purchase obligation	942	882	1,284
Net change in non-controlling interest in consolidated entities	(207)	975	(165)
Change in operating assets and liabilities, net of effects from acquisitions
Receivables and other assets	(13,305)	(8,097)	3,244
Inventories	(14,558)	47	2,136
Accounts payable, accrued expenses and other liabilities	8,154	6,591	(6,793)
Net cash provided by operating activities	158,416	59,724	20,931

Cash flows from investing activities
Purchases of investments	(122,825)	(43,250)	(60,823)
Sales of investments	120,175	28,750	71,207
Acquisition of businesses, net of cash acquired	-	(12,053)	(23,756)
Payments received on notes receivable and from investments	1,199	1,453	2,288
Purchases of property, plant and equipment	(31,686)	(23,472)	(12,372)
Increase in notes receivable and investments	(668)	(1,202)	(2,048)
Net proceeds from disposal of property, plant and equipment	2,470	503	2,638
Net cash used in investing activities	(31,335)	(49,271)	(22,866)

Cash flows from financing activities
Long-term borrowings	-	29,500	28,000
Principal payments on long-term debt	(15,702)	(31,204)	(31,924)
Payment of purchase obligation	(12,529)	(6,102)	-
Proceeds from issuance of common stock from treasury	626	262	103
Payments of dividends	(19,650)	(1,172)	(1,170)
Net cash used in financing activities	(47,255)	(8,716)	(4,991)
Increase (decrease) in cash and cash equivalents	79,826	1,737	(6,926)
Cash and cash equivalents at beginning of year	15,032	13,295	20,221
Cash and cash equivalents at end of year	$94,858	$15,032	$13,295

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 31, 2008

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

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. Two affiliated customers, on a combined basis, accounted for 36.5%, 36.9% and 36.6% of the Company's net sales in fiscal 2008, 2007 and 2006, respectively. Another customer accounted for 9.6%, 9.8% and 9.9% of the Company's net sales in fiscal 2008, 2007 and 2006, respectively.

 Fiscal Year
The Company's fiscal year-end is on the Saturday nearest May 31, which was May 31, 2008 (52 weeks), June 2, 2007 (52 weeks), June 3, 2006 (53 weeks), for the most recent three fiscal years.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Beginning in the fourth quarter of fiscal 2007, the Company had variable interests in three entities in which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows of these entities pursuant to FIN 46.    The Company has a 37% ownership interest in Texas Egg Products, LLC and leases to Texas Egg Products, LLC its operating facility.  Texas Egg Products, LLC processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry.

The Company has a 43% ownership interest in Texas Egg, LLC and leases to Texas Egg, LLC its operating facility.  Texas Egg, LLC has 70% ownership interest in South Texas Protein, LLC and subleases the facility to South Texas Protein, LLC.  South Texas Protein, LLC is a spent hen processing facility in the start-up phase of its operations.

Total assets of the three VIEs for which the Company is the primary beneficiary totaled $2,851 for fiscal 2008 and $1,209 for fiscal 2007, net of elimination of intercompany balances.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100.  At times, cash balances may be in excess of the FDIC insurance limit. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

Investment Securities Available-for-Sale
Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Due to the nature of the investments, the cost at June 2, 2007 approximated fair value. Consequently, accumulated other comprehensive income (loss) was not recognized as a separate component of stockholders’ equity. At May 31, 2008, we determined that cost did not approximate fair value and recorded an unrealized loss in accumulated other comprehensive loss as a separate component of stockholders’ equity.

Our auction rate securities are long-term debt obligations rated AAA at the date of purchase. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. Because auction sell orders have failed during this fiscal year as a result of recent liquidity disruptions, the Company believes that presentation of these securities as long-term investments is appropriate at May 31, 2008. Net unrealized holding losses on available-for-sale securities of $852, net of income taxes, are included in accumulated other comprehensive loss as of May 31, 2008

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $44,793 at May 31, 2008 and $37,096 at June 2, 2007. Trade receivables are presented net of allowance for doubtful accounts of $313 at May 31, 2008 and $150 at June 2, 2007.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Accrued Self Insurance
We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends
Effective November 30, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s fixed dividend policy. Commencing with the third quarter of fiscal 2008, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. The amount of the dividend payable on each share of Class A Common Stock is in an amount equal to 95% of the amount paid on each share of Common Stock. Dividends are paid to shareholders of record as of the sixtieth day following the last day of such quarter, and are payable on the fifteenth day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. As of May 31, 2008, we accrued a dividend payable of $12,186, applicable to the Company’s fourth quarter 2008 net income.

Revenue Recognition and Delivery Costs
The Company recognizes revenue only when all of the following criteria have been met:
·	Persuasive evidence of an arrangement exists;
·	Delivery has occurred;
·	The fee for the arrangement is determinable; and
·	Collectibility is reasonably assured.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $21,703, $21,105, and $24,560, in fiscal 2008, 2007 and 2006, respectively.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising costs were $778 in fiscal 2008, $745 in fiscal 2007, and $875 in fiscal 2006.

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

Net Income (Loss) per Common Share
Basic net income (loss) per share is based on the weighted average common shares outstanding. Diluted net income (loss) per share includes any dilutive effects of options and warrants outstanding. Stock options representing approximately 85,000 common shares were excluded from the calculation of dilutive net loss per share for the year ended June 3, 2006 because the effect was anti-dilutive.

Impact of Recently Issued Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective June 3, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at the date of adoption or at May 31, 2008. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

In September 2006, the FASB issued FASB Statement No.157, "Fair Value Measurements" (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on June 1, 2008 and will not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. FAS 159 is effective for us on June 1, 2008 and will not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), or (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) retained the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified or each business combination. FAS 141(R), which is broader in scope than that of FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141(R) also makes certain other modifications to FAS 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 141(R) may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 160 may have on its consolidated results of operations and financial position.

2. Acquisitions
The Company entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, "Hillandale"), and the Hillandale shareholders (the "Agreement"). Under the terms of the Agreement, the Company acquired 51% of the units of membership in Hillandale, LLC for cash of approximately $27,000 October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value at the time of purchases as calculated in accordance with the terms of the Agreement. The total preliminary purchase price was estimated to be as follows :

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

In August 2006, in accordance with the Agreement, The Company purchased, for $6,102, an additional 13% of the units of membership of Hillandale, LLC based on the book value as of July 29, 2006. In August 2007, in accordance with the Agreement, The Company purchased, for $6,769, an additional 12% of the units of membership of Hillandale, LLC based on the book value as of July 28, 2007. During fiscal 2008, an early payment of $5,700 was paid on the purchase obligation. The Company’s obligation to acquire the remaining 24% of Hillandale, LLC is recorded at its present value of $19,956 as of May 31, 2008 of which $10,358 is included in current liabilities and $9,598 is included in other non-current liabilities in the accompanying consolidated balance sheet. The actual remaining purchase price may be higher or lower when the Hillandale Purchase is completed. The Company will purchase an additional 12% of Hillandale LLC based on the book value of the units of membership as of July 26, 2008.

During fiscal 2008, the Company revised the estimated purchase obligation upward for the remaining 24% interest to be acquired in Hillandale, LLC, based on the effect of the expected earnings increase on the book value of the membership units. This additional cost exceeded the estimated fair value of net assets acquired by $9,257 which has been assigned to goodwill on our consolidated balance sheets.

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

Prior to the acquisition, the Company had a 44% membership interest in American Egg Products, LLC ("AEP") and Hillandale, LLC had a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, the Company's membership in AEP was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, the Company acquired a majority of the membership interest in AEP. Accordingly, the financial statements of AEP have been consolidated with our financial statements beginning July 29, 2005. AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. AEP has contract shell egg production for approximately 50% of its shell egg requirements and purchases the balance from regional egg markets.

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

Fiscal Year Ended June 3 2006
Net sales	$490,529
Net loss	$(5,169)
Basic net loss per share	$(0.22)
Diluted net loss per share	$(0.22)

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

Benton County Foods, LLC Acquisition

On April 20, 2007, through our 90% owned subsidiary, Benton County Foods, LLC, we acquired the assets and business of the shell egg division of George’s, Inc., an unaffiliated entity, located near Siloam Springs, Arkansas. Benton County Foods, LLC is a newly formed company jointly owned by the Company and PW3 Holdings, LLC, an unaffiliated entity. The purchase price totaled $10.9 million in cash. The assets acquired include approximately one million laying hens, and a feed mill in Watts, Oklahoma. As part of this acquisition, Benton County Foods, LLC will lease growing facilities from George's Inc. for replacement pullets. CCF Brands (an affiliate of PW3 Holdings, LLC) has a supply agreement in place for approximately 50 percent of the eggs produced by the Benton County Foods, LLC. Eggs are marketed to retail food businesses and food service distributors in the south central region of the United States. The results of operations of the shell egg business acquired are included in the Company’s consolidated financial statements subsequent to the acquisition date.

Pro forma information and the allocation of the purchase price to the net assets acquired with respect to the acquisitions of Green Forest Foods, LLC and Benton County Foods, LLC is not significant to the Company’s consolidated financial statements and accordingly has not been presented.

Zephyr Egg, LLC Acquisition

On June 27, 2008, we completed the acquisition of the assets of Zephyr Egg Company, located in Zephyrhills, FL. We purchased these assets with cash of approximately $27,427. These assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. In connection with the acquisition, the Company acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and Zephyr’s 12.58% interest in American Egg Products, Inc., in which the Company already had a majority interest.

3. Investment in Affiliates

The Company owns 50% each of Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") as of May 31, 2008. Investment in affiliates, recorded using the equity method of accounting, totaled $12,189 and $6,428 at May 31, 2008 and at June 2, 2007 , respectively. Equity in income or (loss) of $6,324, $1,699, and ($757), from these entities have been included in the consolidated statements of operations for fiscal 2008, 2007, and 2006, respectively.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $8,320 at May 31, 2008. Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2009. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized. As of July 11, 2008, this debt has been refinanced for a term of ten years. There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near, Chase, Kansas having an estimated cost of approximately $13,000. Due to refinancing of the old debt and the inclusion of additional borrowings under this refinancing, we are currently a guarantor of approximately $7,500 of Delta Egg Farm, LLC’s long-term debt.

At May 31, 2008 and June 2, 2007, "Other Investments" as shown on the Company's consolidated balance sheet includes the cost of an investment in Egg-Land's Best, Inc., in which the Company has a 25.9% non-voting equity interest as of May 31, 2008 and June 2, 2007. The Company cannot exert significant influence over Egg-Land's Best, Inc.'s operating and financial activities; therefore, the Company accounts for this investment using the cost method. The carrying value of this investment at May 31, 2008 and June 2, 2007, was $440.

At May 31, 2008, "Other Investments" as shown on the Company's consolidated balance sheet includes our investment in Dallas Re-Insurance Company, Ltd., in which the Company has a 33% equity interest as of May 31, 2008. The carrying value of this investment at May 31, 2008 and June 2, 2007 was $468. We have historically accounted for this investment at cost. During fiscal 2008 there was a change in the ownership structure. As a result of this change, the number of equity owners was reduced to three with each having a proportional share of the ownership interest. Our ownership percentage increased as a result of these changes. We are currently evaluating the impact of these changes that occurred during fiscal 2008. These changes are not significant to the Company’s consolidated financial statements.

4. Inventories

Inventories consisted of the following:

	May 31	June 2
	2008	2007
Flocks	$49,176	$40,773
Eggs	5,095	4,704
Feed and supplies	22,495	16,731
	$76,766	$62,208

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 31	June 2
	2008	2007
Land and improvements	$44,923	$43,222
Buildings and improvements	167,312	163,946
Machinery and equipment	183,155	168,422
Construction-in-progress	14,936	726
	410,326	376,316
Less accumulated depreciation	203,833	182,726
	$206,493	$193,590

Depreciation expense was $24,965, $21,164 and $20,417 in fiscal 2008, 2007 and 2006, respectively.

We are constructing a new integrated layer production complex in West Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. As of May 31, 2008 capital expenditures related to construction of this complex were $14.6 million. The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

6. Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 31, 2008 are as follows:

2009	$2,453
2010	2,041
2011	1,258
2012	727
2013	687
Thereafter	238
Total minimum lease payments	$7,404

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets. The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Rent expense was $5,032, $8,390 and $9,918 in fiscal 2008, 2007 and 2006, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment. Included in rent expense are vehicle rents totaling $660, $840 and $1,049 in fiscal 2008, 2007 and 2006, respectively.

7. Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	May 31	June 2
	2008	2007
Note payable at 8.26%, due in monthly installments of $155, including interest, maturing in 2015	$13,057	$13,808

Series A Senior Secured Notes at 6.87%, paid in 2008	-	1,917

Series B Senior Secured Notes at 7.18%, due in annual principal installments of $2,143 beginning in December 2003 through 2009 with interest due semi-annually	4,286	6,429

Industrial revenue bonds at 6.10%, due in monthly installments of $146, including interest, maturing in 2011	4,537	5,961

Note payable at 7.5%, due in monthly installments of $36, including interest, maturing in 2012	1,187	1,516

Note payable at 7.06%, due in monthly installments of $53, including interest, maturing in 2015	4,641	4,936

Note payable at 6.87%, due in monthly installments of $45, including interest, maturing in 2015	3,950	4,204

Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	11,090	13,070

Note payable at 5.80%, due in annual principal installments of $250 beginning in April 2006 through 2015 with interest due quarterly	1,750	2,000

Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	25,300	27,100

Note payable at 6.75%, paid in 2008	-	2,525

Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	18,700	19,900

Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	2,567	2,966

Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	6,080	6,500

Other	5	20

	97,150	112,852
Less current maturities	11,470	13,442
	$85,680	$99,410

The aggregate annual fiscal year maturities of long-term debt at May 31, 2008 are as follows:

2009	$11,470
2010	11,700
2011	9,517
2012	7,854
2013	7,960
Thereafter	48,649
$97,150

The Company has a $40,000 line of credit with three banks, $2,700 of which was utilized for a standby letter of credit at May 31, 2008 and June 2, 2007. The balance of the credit facility remains undrawn. The line of credit, which expires on December 31, 2009, is limited in availability based upon accounts receivable and inventories. The Company had $37,300 available to borrow under the line of credit at May 31, 2008. Borrowings under the line of credit bear interest at margins above the federal funds rate based upon the Company's leverage. As of May 31, 2008 the margin was 1.5%. Facilities fees of 0.3% per annum are payable quarterly on the unused portion of the line.

Substantially all trade receivables and inventories collateralize our revolving line of credit and most of our property, plant and equipment collateralize our long-term debt. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 31, 2008, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control. The Chief Executive Officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $6,755, $6,992 and $7,198 was paid during fiscal 2008, 2007 and 2006, respectively. Interest of $395, $566 and $222 was capitalized for construction of certain facilities during fiscal 2008, 2007 and 2006, respectively.

8. Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws. Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $150 for each occurrence. The Company's medical plan expense including accruals for incurred but not reported claims were approximately $4,081, $4,632 and $5,128 in fiscal 2008, 2007 and 2006, respectively.

The Company has a 401(k) plan which covers substantially all employees. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions may be made in cash or the Company's common stock. Company contributions to the ESOP vest immediately. The Company's contributions to the plan were $1,214, $1,115 and $1,069 in fiscal 2008, 2007 and 2006, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Deferred compensation expense totaled approximately $206 in fiscal 2008, $37 in fiscal 2007, and $59 in fiscal 2006.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company. As of May 31, 2008 an award of $156 was issued under this plan.

9. Stock Compensation Plans

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the "ISO Plan") and reserved 500,000 shares for issuance upon exercise of options granted under the ISO Plan. Options issued pursuant to the ISO Plan may be granted to any of the Company’s employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, the Company issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The ISO Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.

On July 28, 2005, the Company’s Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 1,000,000 shares of common stock of the Company. Stock Appreciation Rights ("SARs") may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive cash equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, the Company issued 592,500 SARs, under the Rights Plan, with a strike price of $5.93 and, on August 26, 2005, the Company issued 22,500 SARs with a strike price of $6.71. On August 24, 2006 the Company issued 15,000 SAR's with a strike price of $6.93. The Rights Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.

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

The Company recognized stock based compensation expense of $218 for equity awards and $6,853 for liability awards in fiscal 2008. In fiscal 2007, the Company recognized stock based compensation expense of $218 for equity awards and $1,650 for liability awards.

A summary of our equity award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 3, 2006	473,400	4.97
Granted	-	-
Exercised	89,800	2.92
Forfeited	-	-
Outstanding, June 2, 2007	383,600	5.45
Granted	-	-
Exercised	124,400	5.04
Forfeited	-	-
Outstanding, May 31, 2008	259,200	$5.65	6.97	$6,623
Exercisable, May 31, 2008	43,200	$4.24	6.15	$1,165

Unrecognized share based compensation cost as of May 31, 2008 totaled $654 and will be recognized over a weighted average period of 3 years. The intrinsic value of stock options exercised totaled $3,254, $946, and $83 in fiscal 2008, 2007 and 2006, respectively.

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 3, 2006	652,000	$5.71
Granted	15,000	6.93
Exercised	105,550	4.66
Forfeited	69,000	5.93
Outstanding, June 2, 2007	492,450	5.95
Granted	-	-
Exercised	135,100	5.83
Forfeited	6,000	5.93
Outstanding, May 31, 2008	351,350	$5.99	7.25	$8,856
Exercisable, May 31, 2008	28,850	$5.93	7.21	$729

Unrecognized share based compensation cost for liability awards based upon the fair value determined as of May 31, 2008 was $7,215 and will be recognized over a weighted average period of 3.5 years. Total payments for liability awards exercised totaled $6,853 and $1,650 for fiscal 2008 and 2007, respectively.

The fair value of liability awards was estimated as of May 31, 2008 and June 2, 2007 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 31, 2008	June 2, 2007
Risk-free interest rate	2.9%	4.9%
Dividend yield	1.0%	1.0%
Volatility factor of the expected market price of our stock	35.8%	34.9%
Weighted-average expected life of the rights	3.5 years	4.5 years

10. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 31	June 2	June 3
	2008	2007	2006
Current:
Federal	$63,406	$16,730	$(1,450)
State	12,465	1,670	-
	75,871	18,400	(1,450)
Deferred:
Federal	2,779	675	1,245
State	880	530	(260)
	3,659	1,205	985
	$79,530	$19,605	$(465)

Significant components of the Company's deferred tax liabilities and assets were as follows:

	May 31	June 2
	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$19,082	$16,163
Cash basis temporary differences	1,634	1,752
Inventories	17,403	14,001
Investment in affiliates	2,787	2,135
Other	1,142	1,012
Total deferred tax liabilities	42,048	35,063

Deferred tax assets:
Accrued expenses	5,254	2,777
Discount on acquisition purchase price	1,212	471
Other	891	235
Total deferred tax assets	7,357	3,483
Net deferred tax liabilities	$34,691	$31,580

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 31	June 2	June 3
	2008	2007	2006

Statutory federal income tax (benefit)	$80,287	$19,598	$(518)
State income taxes (benefit), net	8,675	1,430	(169)
Domestic manufacturers deduction	(4,115)	(526)
Non-taxable (deductible) Hillandale, LLC income (loss)	(5,022)	(449)	750
Tax exempt interest income	(872)	(278)	(634)
Other, net	577	(170)	106
	$79,530	$19,605	$(465)

Federal and state income taxes of $82,223, $15,679, and $128 were paid in fiscal 2008, 2007 and 2006, respectively. Federal and state income taxes of $1,039, $1,426 and $7,077 were refunded in fiscal 2008, 2007 and 2006, respectively.

11. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, investment securities available-for-sale, other investments, and accounts payable approximate their fair values. The fair value of the Company's long-term debt is estimated to be $101,059.  The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $4,452 at May 31, 2008.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

The Company is the defendant in certain legal actions.  It is the opinion of management, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or operations.

12. Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$178,598	$223,696	$278,017	$235,628
Gross profit	45,580	76,032	104,902	72,042
Net income	17,966	40,154	57,183	36,558
Net income per share:
Basic	$.76	$1.70	$2.41	$1.54
Diluted	$.76	$1.69	$2.41	$1.54

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$115,308	$137,737	$175,211	$169,872
Gross profit	8,407	24,955	44,182	41,080
Net income (loss)	(5,431)	6,401	17,403	18,283
Net income (loss) per share:
Basic	$(0.23)	$0.27	$0.74	$0.78
Diluted	$(0.23)	$0.27	$0.74	$0.77

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 31, 2008, June 2, 2007, and June 3, 2006
(in thousands)

	Balance at			Balance at
	Beginning of	Charged to	Write-off	End of
Description	Period	Cost and Expense	of Accounts	Period

Year ended May 31, 2008:
Allowance for doubtful accounts	$150	$394	$231	$313

Year ended June 2, 2007:
Allowance for doubtful accounts	$346	$612	$808	$150

Year ended June 3, 2006:
Allowance for doubtful accounts	$92	$892	$638	$346

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 31, 2008.

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

(c) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of June 2, 2007, of our internal control over financial reporting. Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.	34

Consolidated Balance Sheets – May 31, 2008 and June 2, 2007.	35

Consolidated Statements of Operations – Fiscal Years Ended May 31, 2008, June 2, 2007 and June 3, 2006.	36

Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended May 31, 2008, June 2, 2007 and June 3, 2006.	37

Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2008, June 2, 2007 and June 3, 2006.	38

Notes to Consolidated Financial Statements.	39

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant. (7)

3.2	By-Laws of the Registrant, as amended. (16)

4.1	See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant’s common stock.

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
Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules or annex). (15)

10.1(i)
Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex). (17)

10.1(j)
Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex).

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
Fourth Amendment and Waiver Agreement dated as of March 1, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex). (15)

10.11(c)
Fifth Amendment and Waiver Agreement dated as of May 30, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex).

10.11(d)
Sixth Amendment Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex). (18)

10.11(e)
Seventh Amendment Agreement, dated as of May 15, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex).

10.12	1999 Stock Option Plan (6)+

10.13	2005 Stock Option Plan (10)+

10.14	2005 Stock Appreciation Rights Plan (11)+

10.15	Deferred Compensation Plan, dated December 28, 2006. (13)

10.16	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and Cal-Maine Foods Inc. (without exhibits.) (14)

21	Subsidiaries of the Registrant

23.1	Consent of Moore Stephens Frost

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+	Management contract or compensatory plan.

(1)	Incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809.

(2)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

(3)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

(4)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

(5)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

(6)	Incorporated by reference to Registrant’s Form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

(7)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004.

(8)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005.

(9)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated July 28, 2005.

(10)	Incorporated by reference to Appendix B to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(11)	Incorporated by reference to Appendix C to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(12)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended June 3, 2006

(13)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated December 28, 2006.

(14)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 2, 2006

(15)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated March 9, 2007.

(16)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated August 13, 2007.

(17)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 1, 2007

(18)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended March 1, 2008

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c) Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 59. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 4th  day of August, 2008.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board and	08/04/2008
Fred R. Adams, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board	08/04/2008
Richard K. Looper	and Director

/s/ Adolphus B. Baker	President and Director	08/04/2008
Adolphus B. Baker

/s/ Timothy A. Dawson	Vice President, Chief Financial	08/04/2008
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	08/04/2008
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	08/04/2008
Letitia C. Hughes

	Director	_________
R. Faser Triplett

/s/ James E. Poole	Director	08/04/2008
James E. Poole

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 31, 2008
EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1(j)
Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex).

10.11(c)
Fifth Amendment and Waiver Agreement dated as of May 30, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex).

10.11(e)
Seventh Amendment Agreement, dated as of May 15, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex).

21	Subsidiaries of Cal-Maine Foods, Inc
23.1	Consent of Moore Stephens Frost
23.2	Consent of Ernst & Young LLP
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Written Statement of The Chief Executive Officer and Chief Financial Officer