Form 10-Q
period 2008-08-30
CAL MAINE FOODS INC
filed 2008-09-30
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2008
OR

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

Large Accelerated filer ☐	Accelerated filer ☒
Non- Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 26, 2008.

Common Stock, $0.01 par value	21,389,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -
	August 30, 2008 and May 31, 2008	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks Ended August 30, 2008 and
	September 1, 2007	4

	Condensed Consolidated Statements of Cash Flows -
	Thirteen Weeks Ended August 30, 2008 and
	September 1, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 30, 2008	May 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,416	$94,858
Investment securities available-for-sale (Note 6)	1,015	-
Trade and other receivables	54,081	47,930
Inventories	87,385	76,766
Prepaid expenses and other current assets	4,334	4,711
Total current assets	222,231	224,265

Investment securities available-for-sale (Note 6)	36,137	40,754
Other investments (Note 7)	16,366	13,421
Goodwill	21,528	13,452
Other assets	4,538	2,851

Property, plant and equipment	428,321	410,326
Less accumulated depreciation	(210,180)	(203,833)
	218,141	206,493
TOTAL ASSETS	$518,941	$501,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,964	$55,766
Accrued dividends payable	3,781	12,186
Current maturities of purchase obligation	10,988	10,358
Current maturities of long-term debt	12,928	11,470
Deferred income taxes	16,645	12,935
Total current liabilities	103,306	102,715

Long-term debt, less current maturities	101,972	85,680
Non-controlling interests in consolidated entities	2,070	1,687
Purchase obligation, less current maturities	-	9,598
Other non-current liabilities	4,192	4,120
Deferred income taxes	22,031	21,756
Total liabilities	233,571	225,556

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares - 60,000
Issued 35,130 shares and 21,389 shares outstanding at
August 30, 2008 and 21,317 shares outstanding at May 31, 2008	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at August 30, 2008 and May 31, 2008	24	24
Paid-in capital	31,973	29,697
Retained earnings	274,991	267,616
Common stock in treasury - 13,741 shares at August 30, 2008
and 13,813 shares at May 31, 2008	(21,045)	(21,156)
Accumulated other comprehensive loss	(924)	(852)
Total stockholders’ equity	285,370	275,680
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,941	$501,236

    See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 30, 2008	September 1, 2007
Net sales	$206,888	$178,598
Cost of sales	166,241	133,018
Gross profit	40,647	45,580
Selling, general and administrative	22,666	18,648
Operating income	17,981	26,932
Other income (expense):
Interest expense, net	(1,217)	(1,647)
Other	625	1,938
	(592)	291

Income before income taxes	17,389	27,223
Income tax expense	6,242	9,257
Net income	$11,147	$17,966
Net income per common share:
Basic	$0.47	$0.76
Diluted	$0.47	$0.76
Dividends per common share	$0.1570	$0.0125
Weighted average shares outstanding:
Basic	23,730	23,599
Diluted	23,769	23,724

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 30, 2008	September 1, 2007
Cash flows from operating activities
Net income	$11,147	$17,967
Depreciation and amortization	6,494	5,717
Other adjustments, net	3,290	6,003
Net cash provided by operations	20,931	29,687

Investing activities:
Purchase of investments	(1,015)	(13,050)
Sales of investments	4,500	5,600
Acquisition of businesses, net of cash acquired	(29,757)	-
Purchases of property, plant and equipment	(5,920)	(4,530)
Payments received on notes receivable and from investments	183	91
Increase in notes receivable and investments	(2,922)	(651)
Net proceeds from disposal of property, plant and equipment	152	173
Net cash used in investing activities	(34,779)	(12,367)

Financing activities:
Proceeds from issuance of common stock from treasury	427	117
Payment of purchase obligation	(11,585)	(6,769)
Proceeds from long-term borrowings	20,000	-
Principal payments on long-term debt	(2,250)	(2,289)
Payments of dividends	(12,186)	(294)
Net cash used in financing activities	(5,594)	(9,235)
Net change in cash and cash equivalents	(19,442)	8,085

Cash and cash equivalents at beginning of period	94,858	15,032
Cash and cash equivalents at end of period	$75,416	$23,117

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
August 30, 2008
(unaudited)
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended August 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 30, 2009.

The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 31, 2008.

Zephyr Egg, LLC Acquisition

On June 27, 2008, we completed the acquisition of most of the assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms (together, “Sellers”), located in Zephyrhills, FL and transferred those assets to a new Limited Liability Company, Hillandale Foods, LLC, formed on that date. Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the Limited Liability Company to Zephyr Egg, LLC. The approximate cost for the acquisition of these assets was reported in note 2 of our May 31, 2008 audited financial statements as $27,427. The final purchase price was adjusted because the approximation at May 31, 2008 was based on preliminary data, which was subsequently adjusted to coincide with the final valuation of the assets acquired. The actual cost for the acquisition of most of the assets of the Sellers was $29,757, but the allocation of this purchase price to the assets acquired is not complete. Payment was funded through our current cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers 12.58% interest in American Egg Products, Inc., in which the Company already had a majority interest. Zephyr Egg, LLC’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,788
Inventories	5,886
Other investments	1,532
Property, plant, and equipment	12,375
Goodwill & Intangible assets	7,176
Total assets acquired	29,757

Total liabilities assumed	-

Net assets acquired	$29,757

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain assets is obtained.

Pro-forma information, which is usually presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of an earlier time, was not available for the current quarter. We are in the process of obtaining and reviewing such information, in order to assess the materiality of this information to make a determination for subsequent period presentation.

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

In August 2006, in accordance with the Agreement, we purchased, for $6,102, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,769, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. In August 2008, we purchased, for $11,585, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. Our ownership of Hillandale, LLC currently is 88%. Our obligation to acquire the remaining 12% of Hillandale, LLC is recorded at its present value of $10,988 as of August 30, 2008, which is included in current liabilities in the accompanying consolidated balance sheet. During fiscal 2008, additional payments totaling $5,700 were paid on the purchase obligation. We will purchase the remaining 12% of Hillandale LLC based on the book value of the Membership Units as of July 25, 2009. The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

Stock Based Compensation

Refer to Note 9 of our May 31, 2008 audited financial statements for further information on our stock compensation plans. Total stock based compensation expense for the thirteen weeks ended August 30, 2008 and September 1, 2007 was $3,404 and $2,367, respectively. Our liabilities associated with Stock Appreciation Rights as of August 30, 2008 and September 1, 2007 was $8,133 and $4,456, respectively.

During the thirteen weeks ended August 30, 2008, options were exercised for 72 shares of common stock. Proceeds from the exercise of these options amounted to $427. The Company made no stock-based grants during the thirteen weeks ended August 30, 2008.

2.	Inventories

Inventories consisted of the following:

	August 30, 2008	May 31, 2008
Flocks	$57,397	$49,176
Eggs	6,294	5,095
Feed and supplies	23,694	22,495
	$87,385	$76,766

3.	Legal Proceedings

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

6.	Investment securities available-for-sale

Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity.

Our auction rate securities are long-term debt obligations rated AAA at the date of purchase. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in our condensed consolidated balance sheets at May 31, 2008 and August 30, 2008. Net unrealized holding losses on available-for-sale securities of $852 and $924, net of income taxes, are included in accumulated other comprehensive loss as of May 31, 2008 and August 30, 2008.

We did liquidate one auction rate security at par value for $4,500 with accrued interest after this security was called on July 10, 2008 by the original issuer. Our auction rate securities are held in an account with UBS Financial Services, Inc (“UBS”). On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. Pursuant to their plan of redemption, our timeframe for redemption is June 30, 2010 through June 30, 2012. During this timeframe, we may choose to continue to hold the auction rate securities and earn interest or dividends or sell them to UBS at par plus accrued interest at any time during this timeframe.

At August 30, 2008, $1,015 is classified as current investment securities available-for-sale. These securities include primarily pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at August 30, 2008 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

7.	Other Investments

“Other investments” includes investments in affiliates accounted for by the equity method and other investments accounted for by the cost method. Included in “Other investments” is our investment in Dallas Re-Insurance Company, Ltd. During fiscal 2008 there was a change in the ownership structure reducing the equity owners to three with each having a proportional share of the ownership interest. The increase in equity interest to 33% caused us to exceed the equity interest threshold as defined by GAAP, which required us to account for our investment using the equity method of accounting instead of the previously applied cost method, in accordance with Accounting Principles Board Opinion, or “APB,” No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Refer to Note 3 of our May 31, 2008 audited financial statements for further information on our investment in affiliates.

8.	Fair value of financial instruments

Effective June 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We are currently evaluating the effect that the implementation of this standard for nonfinancial assets and nonfinancial liabilities will have on our financial statements upon full adoption in 2009. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 - Unobservable inputs for the asset or liability.

Our financial assets and financial liabilities consisted of cash and cash equivalents, and current investment securities available-for-sale at August 30, 2008 which we consider to be classified as Level 1 and our long-term investment securities available-for-sale which we consider to be classified as Level 2.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of FAS 159 and, therefore, the adoption of FAS 159 did not have an impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our cost of production is materially affected by feed costs, which currently average about 67% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold. The cost of feed ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports and levels of use for renewable fuels, over which we have little or no control. Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of competition for acres from other grain producers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales 13 Weeks Ended
	August 30, 2008	September 1, 2007

Net sales	100.0%	100.0%
Cost of sales	80.3	74.5
Gross profit	19.7	25.5
Selling, general & administrative	11.0	10.4
Operating income	8.7	15.1
Other income (expense)	(0.3)	0.1
Income before taxes	8.4	15.2
Income tax expense	3.0	5.2
Net income	5.4%	10.0%

NET SALES

Approximately 94% of our net sales consist of shell egg sales and approximately 5% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients sales to outside egg producers. Net sales for the first quarter of fiscal 2009 were $206.9 million, an increase of $28.3 million, or 15.8%, as compared to net sales of $178.6 million for the first quarter of fiscal 2008. Total dozen eggs sold and egg selling prices increased in the current fiscal 2009 quarter as compared to the same fiscal 2008 quarter. Dozens sold for the 2009 current quarter were 170.7 million dozen, an increase of 6.8 million dozen, or 4.1%, as compared to the first quarter of fiscal 2008. Our net average selling price per dozen for the fiscal 2009 first quarter was $1.135, compared to $.983 for the first quarter of fiscal 2008, an increase of 15.5%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

Our shell egg sales which represent approximately 94% of our net sales, include the sale of specialty shell eggs. Specialty shell eggs include reduced cholesterol, cage free and organic eggs. In the 13 weeks ended August 30, 2008, specialty shell eggs represented approximately 17.3% of our shell egg dollar sales, as compared to 14.4% for the same 13 week period last year. For the 13 weeks ended August 30, 2008, specialty shell eggs represented 12.7% of the total dozen eggs sold, as compared to 9.8% for the same 13 week period last year.

Our egg product sales represent approximately 5% of our net sales. For the 13 weeks ended August 30, 2008, egg product sales were $10.2 million, an increase of $2.5 million, or 32.5%, as compared to $7.7 million for the same 13 week period last year.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2009 was $166.2 million, an increase of $33.2 million, or 25.0%, as compared to the cost of sales of $133.0 million for the first quarter of fiscal 2008. The increase is due to increases in feed costs and the cost of egg purchases from outside egg producers. Prices paid for outside egg purchases rose in line with the increase in egg selling prices. Feed cost per dozen for the fiscal 2009 first quarter was $.458, compared to $.285 per dozen for the comparable fiscal 2008 first quarter, an increase of 60.7%. The increase in egg selling prices did not keep pace with the increase in cost of sales and resulted in a decrease in gross profit from 25.5% of net sales for the quarter ended September 1, 2007 to 19.7% of net sales for the current quarter ended August 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2009 was $22.7 million, an increase of $4.1 million as compared to the expense of $18.6 million for the first quarter of fiscal 2008. The increase is primarily attributable to increases in our payroll expenses, stock compensation plans expenses, advertising expenses, professional fees paid to outside consultants, fuel costs for egg delivery, costs paid for outside trucking, and franchise fees paid, which are assessed on our specialty egg sales. Payroll expense and stock compensation plans expense increased by $1.7 million. The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $19.79 at September 1, 2007 to $39.49 at August 30, 2008. The aggregate increase for advertising expense, professional fees paid to outside consultants, and franchise fees was $1.3 million. Net delivery costs increased due to increases in fuel costs, payroll expenses, and the increased cost of outside trucking. Fuel costs and outside trucking costs increased by $796,000. As a percent of net sales, selling, general and administrative expense increased from 10.4% for fiscal 2008 first quarter to 11.0% for fiscal 2009 first quarter.

OPERATING INCOME

As a result of the above, operating income was $18.0 million for the first quarter of fiscal 2009, as compared to operating income of $26.9 million for the fiscal 2008 first quarter. As a percent of net sales, the first fiscal 2009 quarter had an operating income of 8.7% of net sales, compared to operating income of 15.1% of net sales for the first quarter of fiscal 2008.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates. Other expense for the first quarter ended August 30, 2008 was $592,000, an increase of $883,000, as compared to other income of $291,000 for the quarter ended September 1, 2007. For the first quarter of fiscal 2009, net interest expense decreased $430,000. For the first quarter of fiscal 2009 other income decreased $1.1 million, as compared to the first quarter of fiscal 2008.  The decrease of other income is attributable to the increase in income / (loss) absorbed by non-controlling interests in consolidated entities and decreases from equity in the income of nonconsolidated affiliates. Included in net interest expense is non-cash interest expense, which increased by $22,000. The non-cash interest expense is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC over the remaining acquisition period, culminating with us having a 100% interest in Hillandale, LLC. For the 13 weeks ended August 30, 2008, we capitalized $153,000 of interest expense in connection with our ongoing construction activities. As a percent of net sales, other income decreased from .1% for the fiscal 2008 first quarter to other expense of (.3%) for the fiscal 2009 first quarter.

INCOME TAXES

As a result of the above, we had pre-tax income of $17.4 million for the quarter ended August 30, 2008, as compared to pre-tax income of $27.2 million for the quarter ended September 1, 2007. For the fiscal 2009 first quarter, an income tax expense of $6.2 million was recorded with an effective tax rate of 35.9%, as compared to income tax expense of $9.3 million with an effective tax rate of 34.0% for the fiscal 2008 first quarter.

NET INCOME

As a result of the above, net income for the first quarter ended August 30, 2008 was $11.1 million, or $.47 per basic and diluted share, as compared to net income of $18.0 million, or $.76 per basic and diluted share for the quarter ended September 1, 2007. As a percent of net sales, net income was 5.4% for the quarter ended August 30, 2008, compared to net income of 10.0% for the quarter ended September 1, 2007.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 30, 2008 was $118.9 million compared to $121.6 million at May 31, 2008. Our current ratio was 2.15 at August 30, 2008 as compared with 2.18 at May 31, 2008. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $2.7 million of which was utilized as a standby letter of credit at August 30, 2008. Our long-term debt at August 30, 2008, including current maturities, amounted to $114.9 million, as compared to $97.2 million at May 31, 2008.

For the thirteen weeks ended August 30, 2008, $20.9 million in net cash was provided by operating activities. This compares to net cash provided by operations of $29.7 million for the thirteen weeks ended September 1, 2007. In the first 2009 fiscal quarter, approximately $1.0 million was used for the purchase of short-term investments, $4.5 million was provided from the sale of short-term investments, and net $2.7 million was used for notes receivable and investments. Approximately $152,000 was provided from disposal of property, plant and equipment, $5.9 million was used for purchases of property, plant and equipment and $11.6 million was used for additional acquisition of the Hillandale business. We used $29.8 million for the acquisition of most of the assets of Zephyr Egg Company, Zephyr Feed Company, Inc, and Scarlett Farms to form Zephyr Egg, LLC. Approximately $12.2 million was used for payment of dividends on common stock and $2.3 million was used for principal payments on long-term debt. Approximately $427,000 was received from the issuance of common stock from the treasury, and approximately $20.0 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash of approximately $19.4 million since May 31, 2008.

Substantially all trade receivables and inventories collateralize our revolving line of credit and most of our property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 30, 2008, we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27.0 million, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 million from our cash balances. During fiscal 2008, an additional payment of $5.7 million was paid on the purchase obligation. In fiscal 2009, we purchased an additional 12% of the Units of Membership for $11.6 million from our cash balances. We have recorded the obligation to acquire the remaining 12% at its estimated present value of $11.0 million at August 30, 2008. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in the city of Farwell in west Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. As of August 30, 2008 capital expenditures related to construction of this complex were $17.3 million. The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

Delta Egg Farm, LLC, an unconsolidated affiliate, is constructing an organic egg production and distribution facility near our Chase, Kansas location. The cost of construction is estimated to be approximately $13.0 million. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of additional debt undertaken to fund construction of this facility. We are currently a guarantor of approximately $7.4 million of long-term debt of Delta Egg Farm, LLC.

We currently have a $1.6 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.6 million deferred tax liability would not impact our consolidated statement of income or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 31, 2008 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended August 30, 2008 that we expect will have a material impact on our consolidated financial statements.

Effective June 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We are currently evaluating the effect that the implementation of this standard for nonfinancial assets and nonfinancial liabilities will have on our financial statements upon full adoption in 2009. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 - Unobservable inputs for the asset or liability.

Our financial assets and financial liabilities consisted of cash and cash equivalents, and current investment securities available-for-sale at August 30, 2008 which we consider to be classified as Level 1 and our long-term investment securities available-for-sale which we consider to be classified as Level 2.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of FAS 159 and, therefore, the adoption of FAS 159 did not have an impact on our financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 31, 2008, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 31, 2008.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has significantly affected or is reasonably likely to materially affect our internal controls over financial reporting, except the change discussed under “Change in Internal Control over Financial Reporting,” below.

Changes in Internal Control over Financial Reporting

Subsequent to the first quarter of fiscal 2009, we began implementing a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a material change in our internal controls over financial reporting.

Management is reviewing and evaluating the design of key controls in the new ERP system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls are being maintained or enhanced by the new ERP system, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 31, 2008.

Chicken Litter Litigation.

Cal-Maine Farms, Inc., a subsidiary of ours, is a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al., and Carroll, et al. vs. Alpharma, Inc., et al. Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004. It was named as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. The manufacturers of an additive for broiler feed are also included as defendants. Those defendants are Alpharma, Inc. and Alpharma Animal Health, Co.

Both cases allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The McWhorter case focuses on mold and fungi allegedly created by the application of litter. The Carroll case also alleges injury from mold and fungi, but focuses primarily on the broiler feed ingredient as the cause of the alleged medical injuries. No trial date for either the Carroll or McWhorter case has been set.

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. No company of ours was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006. On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial. No new trial date in Green has been set.

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

ITEM 1A.  RISK FACTORS

 There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the first quarter of fiscal 2009.

For information as to working capital utilization see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 5.  OTHER INFORMATION

 On September 29, 2008, we issued a press release announcing our financial results for the quarter ended August 30, 2008.

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated September 29, 2008 announcing interim period financial information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)

Date: September 30, 2008	By:	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer (Principal Financial Officer)

Date: September 30, 2008	By:	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller (Principal Accounting Officer)