Form 10-Q
period 2008-11-29
CAL MAINE FOODS INC
filed 2008-12-31
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2008
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

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 29, 2008.

Common Stock, $0.01 par value	21,389,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	November 29, 2008 and May 31, 2008	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks and Twenty-Six Weeks Ended
	November 29, 2008 and December 1, 2007	4

	Condensed Consolidated Statements of Cash Flows -
	Twenty-Six Weeks Ended November 29, 2008 and
	December 1, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	21

Signatures		22

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 29, 2008	May 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,143	$94,858
Investment securities available-for-sale (Note 6)	1,209	-
Trade and other receivables	70,815	47,930
Inventories	92,377	76,766
Cash in escrow designated for acquisition (Note 1)	11,405	-
Prepaid expenses and other current assets	1,102	4,711
Total current assets	203,051	224,265

Investment securities available-for-sale (Note 6)	-	40,754
Investment securities trading (Note 6)	37,650	-
Other investments	16,522	13,421
Cash in escrow designated for acquisition (Note 1)	49,267	-
Goodwill	20,167	13,452
Other assets	6,615	2,851
Property, plant and equipment	436,857	410,326
Less accumulated depreciation	(216,128)	(203,833)
	220,729	206,493
TOTAL ASSETS	$554,001	$501,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,683	$55,766
Accrued dividends payable	9,081	12,186
Current maturities of purchase obligation	11,182	10,358
Current maturities of long-term debt	13,511	11,470
Deferred income taxes	17,725	12,935
Total current liabilities	115,182	102,715

Long-term debt, less current maturities	105,127	85,680
Non-controlling interests in consolidated entities	1,999	1,687
Purchase obligation, less current maturities	-	9,598
Other non-current liabilities	4,262	4,120
Deferred income taxes	22,940	21,756
Total liabilities	249,510	225,556

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,389 shares outstanding at
November 29, 2008 and 21,317 shares outstanding at May 31, 2008	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at November 29, 2008 and May 31, 2008	24	24
Paid-in capital	32,028	29,697
Retained earnings	293,133	267,616
Common stock in treasury – 13,741 shares at November 29, 2008
and 13,813 shares at May 31, 2008	(21,045)	(21,156)
Accumulated other comprehensive loss	-	(852)
Total stockholders’ equity	304,491	275,680
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,001	$501,236

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net sales	$238,314	$223,696	$445,202	$402,294
Cost of sales	180,298	147,664	346,539	280,682
Gross profit	58,016	76,032	98,663	121,612
Selling, general and
administrative	14,892	17,029	37,558	35,677
Operating income	43,124	59,003	61,105	85,935
Other income (expense):
Interest expense, net	(1,212)	(1,377)	(2,429)	(3,024)
Other	220	3,744	845	5,682
	(992)	2,367	(1,584)	2,658
Income before income tax	42,132	61,370	59,521	88,593
Income tax expense	14,888	21,216	21,130	30,473
Net income	$27,244	$40,154	$38,391	$58,120
Net income per common share
Basic	$1.15	$1.70	$1.62	$2.46
Diluted	$1.14	$1.69	$1.61	$2.45
Dividends per common share	$0.3817	$0.01250	$0.5387	$0.02500
Weighted average shares
outstanding:
Basic	23,789	23,681	23,750	23,640
Diluted	23,826	23,714	23,797	23,719

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 29, 2008	December 1, 2007
Operating Activities
Net income	$38,391	$58,120
Depreciation/amortization	13,098	11,732
Other adjustments/net	(11,193)	(11,051)
Net cash provided by operating activities	40,296	58,801

Investing Activities
Purchases of investments	(7,225)	(36,000)
Sales of investments	10,515	16,250
Acquisition of businesses, net of cash acquired	(29,757)	-
Cash in escrow designated for acquisition	(60,672)	-
Purchases of property, plant and equipment	(15,143)	(12,171)
Payments received on notes receivable and from investments	555	572
Increase in notes receivable and investments	(896)	(668)
Net proceeds from disposal of property, plant and equipment	268	2,087
Net cash (used in) investing activities	(102,355)	(29,930)

Financing Activities
Proceeds from issuance of common stock from treasury	248	608
Payment of purchase obligation	(12,425)	(6,769)
Proceeds from issuance of long-term debt	26,000	-
Principal payments of long-term debt	(4,512)	(8,619)
Payments of dividends	(15,967)	(588)
Net cash (used in) financing activities	(6,656)	(15,368)
Net change in cash and cash equivalents	(68,715)	13,503

Cash and cash equivalents at beginning of period	94,858	15,032
Cash and cash equivalents at end of period	$26,143	$28,535

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
November 29, 2008
(unaudited)

1.             Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen-week and twenty-six week periods ended November 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 30, 2009.

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

Zephyr Egg, LLC Acquisition

On June 27, 2008, we completed the acquisition of substantially all of the operating assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms (together, "Sellers"), located in Zephyrhills, FL and transferred those assets to a new Limited Liability Company, Hillandale Foods, LLC, formed on that date. Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the Limited Liability Company to Zephyr Egg, LLC. The approximate purchase price was reported in note 2 of our May 31, 2008 audited financial statements as $27,427. The final purchase price was $29,757 based upon the final valuation of the assets acquired. The purchase price was funded from our available cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land's BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers 12.58% interest in American Egg Products, Inc., in which the Company already had a majority interest. Zephyr Egg, LLC's results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,788
Inventories	5,886
Other investments	1,532
Property, plant, and equipment	12,375
Goodwill and Intangible Assets	7,176
Total assets acquired	29,757

Total liabilities assumed	-

Net assets acquired	$29,757

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain assets is obtained.

Pro forma information related to the above acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

Tampa Farms, LLC Acquisition

We entered into a Membership Interests Purchase Agreement, made as of November 28, 2008 (the “Agreement”) with Tampa Farm Service, Inc., a Florida corporation (“Seller”), TFS Holdings, Inc., a Florida corporation (“TFS Holdings”), and Michael H. Bynum, Blair M. Bynum and Samuel G. Bynum (collectively, the “Shareholders”). The Seller, based in Dover, Florida, was for many years engaged directly, and through Okeechobee Egg Company Inc., an affiliated Florida corporation, and through Seller’s other “Affiliates,” as defined in the Agreement, in the production, grading, packaging and distribution of shell eggs and related activities, including the production and milling of feed for laying hens and pullets (the “Seller’s Business”), with operations in the southeastern United States.

To facilitate the sale of the Seller’s Business, the Seller conveyed all of its assets, but none of its liabilities, to Tampa Farms, LLC (“Tampa Farms”), a Florida limited liability company. In general, the assets acquired by the Company include flock and egg inventories, finished feed and feed inventories, materials and fuel, veterinary supplies, certain industry membership interests and other assets. Under the Agreement, the Seller sold to the Company all of the issued and outstanding membership interests (the “Membership Interests”) of Tampa Farms to the Company as contemplated by and in accordance with the terms of the Agreement.

At November 29, 2008, approximately $60,672 was placed in an escrow account.  Funds placed in the escrow account were designated to be used for the acquisition of the assets of Tampa Farms.  These designated amounts are displayed on the balance sheet as per the guidance in Article 5-02 of Regulation S-X (17 C.F.R. § 210.5-02). The final purchase price for the Membership Interests was $61,644, which was paid from the Company’s available funds, and borrowings. The Company completed the acquisition of the Seller’s Business on December 11, 2008. The transaction is expected to result in an increase in the Company’s current egg production capacity by approximately 16%.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Inventories	$11,971
Prepaid expenses	350
Other investments	901
Property, plant, and equipment	33,222
Goodwill and Intangible Assets	15,200
Total assets acquired	61,644

Total liabilities assumed	-

Net assets acquired	$61,644

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

In August 2006, in accordance with the Agreement, we purchased, for $6,102, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,769, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007.  In August 2008, we purchased, for $11,585, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007.  Our ownership of Hillandale, LLC currently is 88%. Our obligation to acquire the remaining 12% of Hillandale, LLC is recorded at its present value of $11,182 as of November 29, 2008, which is included in current liabilities in the accompanying consolidated balance sheet.  During fiscal 2008, additional payments totaling $5,700 were paid on the purchase obligation. We will purchase the remaining 12% of Hillandale LLC based on the book value of the Membership Units as of July 25, 2009.  The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

Stock Compensation Plans

Total stock based compensation expense for the twenty-six weeks ended November 29, 2008 and December 1, 2007 was $326 and $4,288, respectively.  Our liabilities associated with Stock Appreciation Rights as of November 29, 2008 and December 1, 2007 was $4,654 and $5,327, respectively.

During the twenty-six weeks ended November 29, 2008, options were exercised for 72 shares of common stock. Proceeds from the exercise of these options amounted to $427.  The Company made no stock-based grants during the twenty-six weeks ended November 29, 2008.  Refer to Note 9 of our May 31, 2008 audited financial statements for further information on our stock compensation plans.

2.	Inventories

Inventories consisted of the following:

	November 29, 2008	May 31, 2008
Flocks	$56,537	$49,176
Eggs	7,877	5,095
Feed and supplies	27,963	22,495
	$92,377	$76,766

3.	Legal Proceedings

We are defendants in certain legal actions.  It is our opinion, based on advice of legal counsel, that the outcome of these actions is not able to be reasonably estimated nor can we determine the probable outcome of these legal actions. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

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

Dividends declared per Common Share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common stock outstanding for the period. Effective October 2, 2008, our Class A Common Stock is paid at a rate equal to the rate on our Common Stock.  See “Item 4. Submission of Matters to a Vote of Security Holders” in “Part II. Other Information.”

6.	Investment securities (available-for-sale and trading)

Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”) , “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity.  Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

 Our auction rate securities are long-term debt obligations, which were rated AAA at the date of purchase, but while some of the obligations have maintained their AAA rating some of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in our condensed consolidated balance sheets at May 31, 2008 and November 29, 2008. Net unrealized holding losses on available-for-sale securities of $852, net of income taxes, are included in accumulated other comprehensive loss as of May 31, 2008.

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

On November 3, 2008, we agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

As of November 29, 2008, we had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Therefore, we recognized an other-than-temporary impairment charge of approximately $4,713 in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on November 3, 2008, the date we accepted the Rights. However as we will be permitted to put the auction rate securities back to UBS at par value, we will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $4,713 recorded on November 3, 2008, the date we accepted the Rights. As a result of our acceptance of the Rights, we have elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed. Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Investment securities classified as trading securities consists of securities accounted for in accordance with FAS 115.  Trading securities are bought and held principally for the purpose of selling them. Unrealized holding gains and losses for trading securities are included in earnings.

We feel that the reclassification of our auction rate securities as trading is the most appropriate classification, based on management’s intent by accepting the Rights.

At November 29, 2008, $1,209 is classified as current investment securities available-for-sale. These securities include primarily pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at November 29, 2008 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

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

Our financial assets and financial liabilities consisted of cash and cash equivalents, and current investment securities available-for-sale at November 29, 2008 which we consider to be classified as Level 1 and our long-term investment securities available-for-sale which we consider to be classified as Level 2.

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

8.	Impact of Recently Issued Accounting Standards.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 31, 2008 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended November 29, 2008 that we expect will have a material impact on our consolidated financial statements.

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

As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and our ability to refinance any of our long-term debt.

In addition, current economic conditions could harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

Our cost of production is materially affected by feed costs, which currently average about 66% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors in which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of competition for acres from other grain producers.  However, our feed costs were lower than the previous quarter with both corn and soybean meal prices moving precipitously lower after reaching record levels during the summer of calendar year 2008.  Feed costs, while much improved, will likely remain relatively high and could be volatile in the year ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	66.0	77.8	69.8
Gross profit	24.3	34.0	22.2	30.2

Selling, general and administrative	6.2	7.6	8.4	8.9
Operating income	18.1	26.4	13.8	21.3
Other income (expense)	(0.4)	1.1	(0.4)	0.7
Income before income tax	17.7	27.5	13.4	22.0
Income tax expense	6.2	9.5	4.7	7.6
Net income	11.5%	18.0%	8.7%	14.4%

NET SALES

Year- to-date, approximately 94% of our net sales consist of shell egg sales and approximately 5% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended November 29, 2008 were $238.3 million, an increase of $14.6 million compared to net sales of $223.7 million for the thirteen-week period ended December 1, 2007.  The Zephyr acquisition accounted for $10.7 million of the increase.  Excluding the Zephyr acquisition, on a comparable basis, net sales increased $3.9 million or 1.7%, for the second fiscal 2009 quarter.  Total dozens of eggs sold increased and egg selling prices increased in the current thirteen-week period as compared to the same comparable thirteen-week period in fiscal 2008. Dozens sold for the current thirteen-week period, including 8.3 million dozen sold by the Zephyr acquisition, were 185.2 million dozen, an increase of 12.9 million dozen, or 7.5% as compared to the similar thirteen-week period of fiscal 2008.  On a comparable basis, excluding the Zephyr acquisition, dozens sold increased 2.7%.  In the current thirteen-week period domestic demand for shell eggs was relatively level as compared to a year ago.  During this quarter there was good demand for eggs at the retail level, but a declining demand for eggs from the institutional and food service sectors.  Our net average selling price per dozen for the thirteen-week period ended November 29, 2008 was $1.209, compared to $1.183 for the thirteen-week period ended December 1, 2007, an increase of 2.2%. Based on the Urner Barry wholesale quotation for shell eggs, average shell egg selling prices actually decreased for the thirteen-week period ending November 29, 2008 as compared to the same period in fiscal 2008.  Due to the increased percentage of specialty shell egg sales as a percentage of our total shell egg sales, our net average selling price per dozen increased this quarter as compared to last year. The net average selling price per dozen is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

Our shell egg sales which represent approximately 94% of our net sales, includes the sale of specialty shell eggs. Specialty shell eggs include reduced cholesterol, cage free and organic eggs.  In the thirteen weeks ended November 29, 2008, specialty shell eggs represented approximately 18.1% of our shell egg dollar sales, as compared to 14.0% for the same thirteen-week period last year.  For the thirteen weeks ended November 29, 2008, specialty shell eggs represented 14.2% of the total dozen eggs sold, as compared to 11.7% for the same thirteen-week period last year.

Our egg product sales represent approximately 5% of our net sales. For the thirteen weeks ended November 29, 2008, egg product sales were $11.7 million, an increase of $1.9 million, or 19.4%, as compared to $9.8 million for the same thirteen- week period last year.

Net sales for the twenty-six week period ended November 29, 2008 were $445.2 million, an increase of $42.9 million, or 10.7% compared to net sales of $402.3 million for the fiscal 2008 twenty-six week period.  Excluding the net sales of the Zephyr acquisition of $17.7 million, on a comparable basis, sales have increased $25.2 million, or 6.3%. Dozens sold for the current twenty-six week period, which include 14.3 million by the Zephyr acquisition,  were 355.8 million compared to 336.2 million for the same twenty-six week period in fiscal 2008, an increase of 19.6 million dozen, or 5.8%.  On a comparable basis, excluding the Zephyr acquisition, dozens sold have increased 1.6%.   As in the current quarter, favorable egg market conditions resulted in an increase to our net average shell egg selling prices.  For the current fiscal 2009 twenty-six week period, our net average selling price per dozen was $1.173, compared to $1.077 per dozen for the same period last year, an increase of $.096 per dozen, or 8.9%.

For the twenty-six weeks ended November 29, 2008, specialty shell eggs represented approximately 17.7% of our shell egg dollar sales, as compared to 14.2% for the same twenty-six week period last year.  For the twenty-six weeks ended November 29, 2008, specialty shell eggs represented 13.5% of the total dozen eggs sold, as compared to 10.8% for the same twenty-six week period last year.  For the twenty-six weeks ended November 29, 2008, egg product sales were $21.9 million, an increase of $4.4 million, or 25.1%, as compared to $17.5 million for the same twenty-six week period last year.

COST OF SALES

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the thirteen-week period ended November 29, 2008 was $180.3 million, an increase of $32.6 million, as compared to the cost of sales of $147.7 million for the thirteen-week period ended December 1, 2007.  The Zephyr acquisition’s cost of sales accounted for $7.3 million of the increase.  Excluding the Zephyr acquisition, on a comparable basis, cost of sales increased $25.3 million, or 17.1%.  This increase is the result of higher costs of feed ingredients and costs of shell eggs purchased from outside producers. Due to the increase in the volume of eggs purchased from other egg producers, our outside egg purchase cost increased. Feed cost for the thirteen-week period ended November 29, 2008 was $.385 per dozen, an increase of 27.1%, as compared to cost per dozen of $.303 for the same thirteen-week period in fiscal 2008.   Increases in feed cost are the result of higher market prices for corn and soybean meal, primary ingredients for the feed we use. Other operating costs have also increased from last fiscal year. Increases in our net average shell egg selling prices did not offset the increase in feed ingredients, costs of purchased eggs and other operating costs, which resulted in a net decrease in gross profit from 34.0% of net sales for the thirteen-week period ended December 1, 2007 to 24.3% of net sales for the thirteen-week period ended November 29, 2008.

For the twenty-six week period ended November 29, 2008, total cost of sales was $346.5 million, an increase of $65.8 million, or 23.4%, as compared to cost of sales of $280.7 million for the twenty-six week period ended December 1, 2007. The Zephyr acquisition’s cost of sales accounted for $13.4 million of the increase.  Excluding the Zephyr acquisition, on a comparable basis, cost of sales increased $52.4 million, or 18.7%. The increase in cost of sales is the result of higher cost of eggs purchased from outside producers and an increase in the cost of feed ingredients. Feed cost for the current twenty-six week period was $.417 per dozen, compared to $.294 per dozen for the twenty-six week period ended December 1, 2007, an increase of 41.8%. Gross profit decreased to 22.2% of net sales for the twenty-six week period ended November 29, 2008 from 30.2% for the comparable twenty-six week period ended December 1, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the thirteen-week period ended November 29, 2008 was $14.9 million, a decrease of $2.1 million, or 12.4%, as compared to $17.0 million for the thirteen-week period ended December 1, 2007.  In the thirteen-week period ended November 29, 2008, stock compensation expense decreased by $5.0 million, and franchise fees and promotional expenses pertaining to our increasing specialty egg business increased by $1.6 million.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $24.63 at December 1, 2007 to $25.21 at November 29, 2008, however our stock price did decline from the previous thirteen-week period this fiscal 2009 period.  The common stock price decreased from $39.49 at August 30, 2008 to $25.21 at November 29, 2008. Our net delivery expense increased by $952,000 for the thirteen-week period ended November 29, 2008.    As a percent of net sales, selling, general and administrative expense decreased from 7.6% for the thirteen-week period ended December 1, 2007 to 6.2% for the thirteen-week period ended November 29, 2008.

For the twenty-six weeks ended November 29, 2008, selling, general and administrative expense was $37.6 million, an increase of $1.9 million, or 5.3% as compared to $35.7 million for the same period in fiscal 2008. In the twenty-six weeks ended November 29, 2008, franchise fees and promotional expenses pertaining to our increasing specialty egg business increased by approximately $2.7 million. In the current twenty-six week period, stock compensation expense decreased by approximately $4.0 million, and administrative payroll expenses increased approximately $956,000.  A significant portion of the increase in payroll expense is due to the inclusion of the Zephyr acquisition. Our net delivery expense increased by $2.2 million for the twenty-six week period ended November 29, 2008.  As a percent of net sales, selling, general and administrative expense decreased from 8.9% for the twenty-six weeks of fiscal 2008 to 8.4% for the current comparable period in fiscal 2009.

OPERATING INCOME

As a result of the above, operating income was $43.1 million for the second quarter ended November 29, 2008, as compared to operating income of $59.0 million for the second quarter of fiscal 2008.  As a percent of net sales, the current fiscal 2009 quarter had an 18.1% operating income, compared to 26.4% for the comparable period in fiscal 2008.

For the twenty-six weeks ended November 29, 2008, operating income was $61.1 million, compared to operating income of $85.9 million for the comparable period in fiscal 2008.  As a percent of net sales, the current fiscal 2009 period had 13.8% operating income, compared to 21.3% operating income for the same period in fiscal 2008.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the thirteen-week period ended November 29, 2008 was $992,000, which is a decrease of $3.4 million from other income of $2.4 million for same thirteen-week period of fiscal 2008. This net decrease for the current thirteen-week period was primarily the result of a $165,000 decrease in net interest expense and a $3.5 million decrease in other income. Although we had higher average long-term borrowing balances this was offset by our higher invested cash balances, which decreased net interest expense. Other income decreased due to decreased equity in income of affiliates, and last year we recorded a significant gain on the sale of fixed assets.  As a percent of net sales, other expense was .4% for the thirteen-weeks ended November 29, 2008, compared to other income of 1.1% for the comparable period last year.

For the twenty-six weeks ended November 29, 2008, other expense was $1.6 million, which is a decrease of $4.3 million from other income of $2.7 million for the comparable period in fiscal 2008.  For the current fiscal 2009 twenty-six week period, net interest expense decreased by $595,000. Similar to the current thirteen-week period, we had higher average long-term borrowing balances, which were offset by our higher invested cash balances, which decreased net interest expense. Other income decreased $4.8 million from decreases in the equity in income of affiliates, and last year we recorded a significant gain on the sale of fixed assets. As a percent of net sales, other expense was .4% for the current fiscal 2009 twenty-six week period, as compared to other income of .7% for the comparable period in fiscal 2008.

INCOME TAXES

As a result of the above, our pre-tax income was $42.1 million for the thirteen-week period ended November 29, 2008, compared to pre-tax income of $61.4 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $14.9 million was recorded with an effective tax rate of 35.3% as compared to an income tax expense of $21.2 million with an effective rate of 34.6% for last year’s comparable thirteen-week period.

For the twenty-six week period ended November 29, 2008, pre-tax income was $59.5 million, compared to pre-tax income of $88.6 million for the comparable period in fiscal 2008.  For the current fiscal 2009 twenty-six week period, income tax expense of $21.1 million was recorded with an effective tax rate of 35.5%, as compared to an income tax expense of $30.5 million with an effective rate of 34.4% for last year’s comparable period. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain stock option expense and the minority ownership interest in the profits and losses of Hillandale, LLC for income tax purposes.

NET INCOME

Net income for the thirteen-week period ended November 29, 2008 was $27.2 million, or $1.15 per basic and $1.14 per diluted share, compared to net income of $40.2 million, or $1.70 per basic and $1.69 per diluted share for the same period last year.

For the twenty-six week period ended November 29, 2008, net income was $38.4 million or $1.62 per basic and $1.61 per diluted share, compared to a fiscal 2008 net income of $58.1 million, or $2.46 per basic and $2.45 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 29, 2008 was $87.9 million compared to $121.6 million at May 31, 2008. Our current ratio was 1.76 at November 29, 2008 as compared with 2.18 at May 31, 2008. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $6.0 million of which was outstanding and $2.7 million of which was utilized as a standby letter of credit at November 29, 2008. Our long-term debt at November 29, 2008, including current maturities, amounted to $118.6 million, as compared to $97.2 million at May 31, 2008.

For the twenty-six weeks ended November 29, 2008, $40.3 million in net cash was provided by operating activities.  This compares to net cash provided by operating activities of $58.9 million for the 26 weeks ended December 1, 2007.  For the twenty-six weeks ended November 29, 2008, $7.2 million was used for the purchase of short-term investments, $10.5 million was provided from the sale of short-term investments, and net $341,000 was used for notes receivable and other investments.  Approximately $268,000 was provided from disposal of property, plant and equipment, $15.1 million was used for purchases of property, plant and equipment and $12.4 million was used for an additional acquisition of the Hillandale business.  We used $29.8 million for the acquisition of Zephyr Egg, LLC.  We designated $60.7 million for the purchase of Tampa Farms, LLC.  Approximately $16.0 million was used for payments of dividends on the common stock, and $4.5 million was used for principal payments on long-term debt. We received $248,000 from the issuance of common stock from the treasury through the exercise of stock options.  Approximately $26.0 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of $68.7 million since May 31, 2008.

For the twenty-six weeks ended December 1, 2007, $19.8 million was used for the purchase of short-term investments and $96,000 was used for notes receivable and investments.  Approximately $2.1 million was provided from disposal of property, plant and equipment, $12.2 million was used for purchases of property, plant and equipment and $6.8 million was used for payment on the purchase obligation for Hillandale, LLC. Approximately $588, 000 was used for payments of dividends on the common stock, and $8.6 million was used for principal payments on long-term debt. We received $608,000 from the issuance of common stock from the treasury through the exercise of stock options.  The net result of these activities was an increase in cash and cash equivalents of $13.5 million since June 2, 2007.

Substantially all trade receivables and inventories collateralize our revolving line of credit. Most of our property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 29, 2008 we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27.0 million, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 million from our cash balances. During fiscal 2008, an additional payment of $5.7 million was paid on the purchase obligation.  In fiscal 2009, we purchased an additional 12% of the Units of Membership for $11.6 million from our cash balances. We have recorded the obligation to acquire the remaining 12% at its estimated present value of $11.2 million at November 29, 2008. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings under our existing credit facilities.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in the city of Farwell in west Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. As of November 29, 2008 capital expenditures related to construction of this complex were $23.2 million.  The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

Delta Egg Farm, LLC, an unconsolidated affiliate, is constructing an organic egg production and distribution facility near our Chase, Kansas location. The cost of construction is estimated to be approximately $13.0 million.  In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of additional debt undertaken to fund construction of this facility. We are currently a guarantor of approximately $7.3 million of long-term debt of Delta Egg Farm, LLC.

On November 3, 2008, we agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

As of November 29, 2008, we had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Therefore, we recognized an other-than-temporary impairment charge of approximately $4,713 in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on November 3, 2008, the date we accepted the Rights. However as we will be permitted to put the auction rate securities back to UBS at par value, we will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $4,713 recorded on November 3, 2008, the date we accepted the Rights. As a result of our acceptance of the Rights, we have elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed. Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Investment securities classified as trading securities consists of securities accounted for in accordance with FAS 115.  Trading securities are bought and held principally for the purpose of selling them. Unrealized holding gains and losses for trading securities are included in earnings.

We feel that the reclassification of our auction rate securities as trading is the most appropriate classification, based on management’s intent by accepting the Rights.

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

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs in light of the disruptions in the financial markets.  These disruptions in the financial markets include among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In light of the current tightening of credit in the financial markets, we might suffer adverse affects in so far as our ability to secure financing in the future, including, if necessary, to fund a strategic acquisition, and our ability to refinance any of our long-term debt.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 31, 2008 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended November 29, 2008 that we expect will have a material impact on our consolidated financial statements.

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

Our financial assets and financial liabilities consisted of cash and cash equivalents, and current investment securities available-for-sale at November 29, 2008 which we consider to be classified as Level 1 and our long-term investment securities available-for-sale which we consider to be classified as Level 2.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, we began implementing a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a material change in our internal controls over financial reporting.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No company of ours was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  No new trial date in the Green case has been set.

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

Egg Antitrust Litigation

Between September 25 and November 24, 2008, the Company was named as one of several defendants in fifteen antitrust cases involving the United States shell egg industry.  In all fifteen cases, the named plaintiffs sue on behalf of themselves and a putative class of others who claim to be similarly situated.  In fourteen of the cases, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants.  In the one other case, the named plaintiffs are individuals who allege that they purchased eggs and egg products indirectly from defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties.  In all of the cases, the named plaintiffs allege that the Company and all of the other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  Plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.  Plaintiffs seek treble damages on behalf of themselves and all other putative class members in the United States.  The class periods in these cases vary, with some extending as far as back as January 1, 2000.  Thirteen of the direct purchaser cases seek relief under the Sherman Act and are pending in the United States District Court for the Eastern District of Pennsylvania.  The other direct purchaser case also seeks relief under the Sherman Act and is pending in the United States District Court for the District of Minnesota.  The one indirect purchaser class action seeks relief under the Sherman Act and the statutes and common-law of various states and the District of Columbia, and is pending in the United States District Court for the Eastern District of Pennsylvania.  The Judicial Panel on Multidistrict Litigation is currently considering a motion to consolidate these actions into one court for pretrial proceedings.

The judge presiding over the Pennsylvania cases has entered a series of scheduling orders, but there is no definite schedule in any of the cases for filing motions to dismiss, discovery, class certification proceedings, or filing motions for summary judgment.  No trial date has been set.

Florida civil investigative demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida.  The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products.  The Company is cooperating with this investigation and expects to provide responsive information.  No allegations of wrongdoing have been made against the Company in this matter.

 ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on October 2, 2008.

The following persons were nominated and elected to serve as members of the Board of Directors until our next      annual meeting of shareholders and until their successors are elected and qualified. Fred R. Adams, Jr. (38,035,831 votes for and 4,238,350 votes withheld), Richard K. Looper (38,723,124 votes for and 3,550,992 votes withheld), Adolphus B. Baker (38,077,771 votes for and 4,196,345 votes withheld), James E. Poole (41,733,427 votes for and 540,689 votes withheld), R. Faser Triplett (38,212,326 votes for and 4,061,790 votes withheld), Letitia C. Hughes (41,617,492 votes for and 656,349 votes withheld), and Timothy A. Dawson (38,016,346 votes for and 4,257,770 votes withheld).

The amendment of the Certificate of Incorporation to provide for payment of equal dividends on Common Stock and Class A Common Stock on a per share basis was approved with 36,992,491 votes for, 5,246,359 votes against passage, and 34,398 abstained.

The resolution proposed by The Humane Society of the United States concerning maintaining laying hens in cages failed to pass with 342,736 common stock votes for, 37,279,391 votes against.

No other matters were voted upon at the annual meeting.

ITEM 6.  EXHIBITS

No.	Description

3.1(b)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant.
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: December 31, 2008	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: December 31, 2008	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)