Form 10-Q
period 2009-02-28
CAL MAINE FOODS INC
filed 2009-04-01
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009
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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non- Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 29, 2009.

Common Stock, $0.01 par value	21,389,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page Number

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets - February 28, 2009 and May 31, 2008	3

	Condensed Consolidated Statements of Income - Thirteen Weeks and Thirty-Nine Weeks Ended February 28, 2009 and March 1, 2008	4

	Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended February 28, 2009 and March 1, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28, 2009	May 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,350	$94,858
Investment securities available-for-sale	7,965	-
Trade and other receivables	63,696	47,930
Inventories	98,736	76,766
Prepaid expenses and other current assets	1,156	4,711
Total current assets	245,903	224,265

Investment securities available-for-sale	-	40,754
Investment securities trading	33,150	-
Other investments	16,781	13,421
Goodwill	32,787	13,452
Other assets	8,253	2,851

Property, plant and equipment	473,455	410,326
Less accumulated depreciation	(222,581)	(203,833)
	250,874	206,493
TOTAL ASSETS	$587,748	$501,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,647	$55,766
Accrued dividends payable	10,281	12,186
Current maturities of purchase obligation	9,100	10,358
Current maturities of long-term debt	13,745	11,470
Deferred income taxes	20,700	12,935
Total current liabilities	114,473	102,715

Long-term debt, less current maturities	119,213	85,680
Non-controlling interests in consolidated entities	1,114	1,687
Purchase obligation, less current maturities	-	9,598
Other non-current liabilities	4,437	4,120
Deferred income taxes	23,262	21,756
Total liabilities	262,499	225,556

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000 Issued 35,130 shares and 21,389 shares outstanding at February 28, 2009 and 21,317 shares outstanding at May 31, 2008	351	351
Class A common stock $0.01 par value per share, authorized, issued and outstanding 2,400 shares at February 28, 2009 and May 31, 2008	24	24
Paid-in capital	32,082	29,697
Retained earnings	313,837	267,616
Common stock in treasury – 13,741 shares at February 28, 2009 and 13,813 shares at May 31, 2008	(21,045)	(21,156)
Accumulated other comprehensive loss	-	(852)
Total stockholders’ equity	325,249	275,680
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,748	$501,236

 See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended

	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Net sales	$270,009	$278,017	$715,211	$680,311
Cost of sales	201,852	173,115	548,391	453,797
Gross profit	68,157	104,902	166,820	226,514
Selling, general and administrative	22,957	19,244	60,515	54,921
Operating income	45,200	85,658	106,305	171,593
Other income (expense):
Interest expense, net	(1,736)	(676)	(4,165)	(3,700)
Other	2,499	2,905	3,344	8,587
	763	2,229	(821)	4,887
Income before income taxes	45,963	87,887	105,484	176,480
Income tax expense	15,120	30,704	36,250	61,177
Net income	$30,843	$57,183	$69,234	$115,303
Net income per common share:
Basic	$1.30	$2.41	$2.91	$4.87
Diluted	$1.29	$2.41	$2.91	$4.86
Dividends declared per common share	$0.4322	$0.8038	$0.9709	$0.8288
Weighted average shares outstanding:
Basic	23,789	23,712	23,763	23,664
Diluted	23,825	23,744	23,807	23,727

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended

	February 28, 2009	March 1, 2008
Cash flows from operating activities
Net income	$69,234	$115,303
Depreciation and amortization	20,477	19,079
Other adjustments, net	1,627	(14,613)
Net cash provided by operations	91,338	119,769

Cash flows from investing activities
Purchases of investments	(14,925)	(122,825)
Sales of investments	16,060	115,175
Acquisition of businesses, net of cash acquired	(91,223)	—
Purchases of property, plant and equipment	(19,419)	(23,581)
Payments received on notes receivable and from affiliates	964	885
Increase in notes receivable and equity investments	(896)	(744)
Net proceeds from disposal of property, plant and equipment	128	2,280
Net cash used in investing activities	(109,311)	(28,810)

Cash flows from financing activities
Proceeds from issuance of common stock from treasury	427	617
Payment of purchase obligation	(13,721)	(9,306)
Proceeds from issuance of long-term debt	55,765	—
Principal payments on long-term debt	(19,958)	(10,916)
Payment of dividends	(25,048)	(588)
Net cash used in financing activities	(2,535)	(20,193)
Net change in cash and cash equivalents	(20,508)	70,766

Cash and cash equivalents at beginning of period	94,858	15,032
Cash and cash equivalents at end of period	$74,350	$85,798

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 28, 2009
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 30, 2009.

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

2.	Acquisitions

Zephyr Egg, LLC Acquisition

On June 27, 2008, we completed the acquisition of substantially all of the operating assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms (together, “Sellers”), located in Zephyrhills, FL and transferred those assets to a new Limited Liability Company, Hillandale Foods, LLC, formed on that date.   Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the Limited Liability Company to Zephyr Egg, LLC.   We own 100% of the membership interests in Zephyr Egg, LLC. The approximate purchase price was reported in note 2 of our May 31, 2008 audited financial statements as $27,427.  The final purchase price was $29,579 based upon the final valuation of the assets acquired.  The purchase price was funded from our available cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers 12.58% interest in American Egg Products, Inc., in which the Company already had a majority interest.  Zephyr Egg, LLC’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,610
Inventories	5,886
Other investments	1,532
Property, plant, and equipment	12,375
Intangible assets	5,300
Goodwill	1,876
Total assets acquired	29,579

Total liabilities assumed	-

Net assets acquired	$29,579

The purchase price exceeded the fair values of the tangible assets acquired by $7,176.  Of this amount $5,300 represents the cost of acquired intangible assets, which is made up of franchise rights of $1,600 (20-year useful life), customer relationship intangible of $2,200 (8-year useful life) and a non-compete agreement of $1,500 (3-year useful life). The remainder of the excess purchase price, amounting to $1,876 was recorded as goodwill, of which the entire amount is expected to be deductible for tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Zephyr Egg, LLC.

Tampa Farms, LLC Acquisition

We entered into a Membership Interests Purchase Agreement as of November 28, 2008 (the “Agreement”) with Tampa Farm Service, Inc., a Florida corporation (“Seller”), TFS Holdings, Inc., a Florida corporation (“TFS Holdings”), and Michael H. Bynum, Blair M. Bynum and Samuel G. Bynum (collectively, the “Shareholders”). The Seller, based in Dover, Florida, and its affiliates were for many years engaged directly in the production, grading, packaging and distribution of shell eggs and related activities, including the production and milling of feed for laying hens and pullets (the “Seller’s Business”), with operations in the southeastern United States.

In general, the assets acquired by the Company include approximately four million laying hens in modern, in-line facilities, pullet growing facilities, two feed mills and a fleet of delivery trucks for both eggs and feed.  In addition, the Company acquired the 4-GrainTM brand of specialty eggs, certain flocks of contract laying hens, and the Seller’s 12.88% interest in American Egg Products, Inc, which gives us approximately a 97% ownership interest in American Egg Products, Inc.  To facilitate the sale of the Seller’s Business, the Seller transferred all of its assets, but none of its liabilities, to Tampa Farms, LLC (“Tampa Farms”), a Florida limited liability company. Under the Agreement, the Seller sold to the Company all of the issued and outstanding membership interests (the “Membership Interests”) of Tampa Farms to the Company in accordance with the terms of the Agreement.

The final purchase price for the Membership Interests was $61,644, which was paid from the Company’s available funds, and additional long-term borrowings.  The Company completed the acquisition of the Seller’s Business on December 11, 2008. Tampa Farms’ results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Inventories	$11,971
Prepaid expenses	350
Other investments	901
Property, plant, and equipment	33,222
Goodwill and intangible assets	15,200
Total assets acquired	61,644

Total liabilities assumed	-

Net assets acquired	$61,644

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain assets is obtained.

Pro forma information related to the Zephyr Egg, LLC and Tampa Farms, LLC acquisitions is not included herein, because we are in the process of obtaining the necessary information in order to disclosure the pro forma effects of these acquisitions and anticipate including such information in our annual report on Form 10K.

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

In August 2006, in accordance with the Agreement, we purchased, for $6,102, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6,769, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007.  In August 2008, we purchased, for $11,585, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007.  Our ownership of Hillandale, LLC currently is 88%. Our obligation to acquire the remaining 12% of Hillandale, LLC is recorded at its present value of $9,100 as of February 28, 2009, which is included in current liabilities in the accompanying consolidated balance sheet.  During fiscal 2008, additional payments totaling $5,700 were paid on the purchase obligation. We will purchase the remaining 12% of Hillandale LLC based on the book value of the Membership Units as of July 25, 2009.  The Company will adjust the original Hillandale purchase price allocation based on the ultimate amount paid for the acquisition in accordance with SFAS 141.

3.	Stock Compensation Plans

Total stock based compensation expense/(benefit) for the thirty-nine weeks ended February 28, 2009 and March 1, 2008 was ($161) and $7,356, respectively.  Our liabilities associated with Stock Appreciation Rights as of February 28, 2009 and March 1, 2008 was $3,997 and $7,758, respectively.

During the thirty-nine weeks ended February 28, 2009, options were exercised for 72 shares of common stock. Proceeds from the exercise of these options amounted to $427.  The Company made no stock-based grants during the thirty-nine weeks ended February 28, 2009.  Refer to Note 9 of our May 31, 2008 audited financial statements for further information on our stock compensation plans.

4.	Inventories

Inventories consisted of the following:

	February 28, 2009	May 31, 2008
Flocks	$63,605	$49,176
Eggs	7,033	5,095
Feed and supplies	28,098	22,495
	$98,736	$76,766

5.	Legal Proceedings

We are defendants in certain legal actions.  It is our opinion, based on advice of legal counsel, that the outcome of these actions is not able to be reasonably estimated nor can we determine the probable outcome of these legal actions. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

6.	Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options.  The computations of basic net income per share and diluted net income per share are as follows:

	13 weeks		39 weeks
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Net income	$30,843	$57,183	$69,234	$115,303

Basic weighted-average shares	23,789	23,712	23,763	23,664

Effect of dilutive securities:
Common stock options	36	32	44	63
Dilutive potential common shares	23,825	23,744	23,807	23,727

Net income per common share:
Basic	$1.30	$2.41	$2.91	$4.87

Diluted	$1.29	$2.41	$2.91	$4.86

7.	Dividends declared per common share

Dividends declared per Common Share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common stock outstanding for the period. Effective October 2, 2008, our Class A Common Stock is paid at a rate equal to the rate on our Common Stock.

8.	Investment securities (available-for-sale and trading)

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

Our auction rate securities were purchased from UBS Financial Services, Inc. (“UBS”) and are long-term debt obligations, which were rated AAA at the date of purchase. Although some of the obligations have maintained their AAA rating some of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in our condensed consolidated balance sheets at May 31, 2008 and February 28, 2009. Net unrealized holding losses on available-for-sale securities of $852, net of income taxes, are included in accumulated other comprehensive loss as of May 31, 2008.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities.   On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a prospectus filed on October 7, 2008.   The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012.  We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities and the Rights as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these two individual securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At February 28, 2009 the fair value of our auction rate securities were $6,482 below par value of which $4,713 and $1,769 was charged to operations in the second and third quarters of fiscal 2009, respectively.  Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in the second and third quarter of 2009 in amounts equal to the losses recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

Since our last fiscal year, ended May 31, 2008, we have liquidated two of our auction rate securities at par. On July 10, 2008, we liquidated one auction rate security at par value for $4,500 with accrued interest after this security was called by the original issuer. On January 30, 2009, UBS redeemed a $4,500 auction rate security at par with accrued interest after this security was called by the issuer.

At February 28, 2009, we have $7,965 of current investment securities available-for-sale consisting primarily of pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at February 28, 2009 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

9.	Fair value of financial instruments

Effective June 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements.  We are currently evaluating the effect that the implementation of this standard for nonfinancial assets and nonfinancial liabilities will have on our financial statements upon full adoption in fiscal 2010. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 - Unobservable inputs for the asset or liability.

Our financial assets consisted of current investment securities available-for-sale at February 28, 2009 which we consider to be classified as Level 1 and our long-term investment securities classified as trading which we consider to be classified as Level 2.

Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments as of February 28, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$7,965	$-	$-	7,965
Investment securities trading (Non -Current)	-	33,150	-	33,150

Total assets measured at fair value	$7,965	$33,150	$-	$41,115

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

10.	Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As of February 28, 2009, the Company is contingently liable as guarantor with respect to $7,063 of indebtedness of Delta Egg Farm, LLC (“Delta Egg”), which is an entity that is fifty-percent owned by the Company. The term of the guarantee is through July 2018. At any time through that date, should Delta Egg default in its obligation to make debt payments, the Company will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Company is required to make under the guarantee is fifty-percent of the outstanding principal amount. The total principal amount owed by Delta Egg at February 28, 2009 was $14,126, and we are a guarantor of $7,063.  This guarantee arose in connection with Delta Egg’s construction of an organic egg production and distribution facility near our Chase, Kansas location, and the additional debt undertaken to fund construction of this facility, which serves as collateral for this debt.

11.	Long-Term Debt

On July 23, 2008, the Company entered into a term loan agreement for $20,000 with First South Farm Credit, ACA, which was for construction of our Farwell, Texas complex.   The loan is collateralized by the Farwell assets.  This loan has a 5.45% fixed interest rate, monthly installments of $175,500 per month (plus interest), with a final payment of $168,500 plus interest due on June 1, 2018.  Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items.

The Company entered into and borrowed proceeds under a revolving line of credit with UBS.   This revolving line of credit is collateralized by auction rate securities in our account with UBS.  During the quarter we borrowed $29,765.   On January 30, 2009, UBS redeemed a $4,500 auction rate security we held.  Proceeds from this redemption were used to reduce amounts owed under our revolving line of credit with UBS.  As of February 28, 2009, the balance owed under this revolving line of credit was $25,265.  This revolving line of credit is a net no cost loan.   Thus, the interest expense on this revolving line of credit is equal to the interest income we receive on the auction rate securities held in our account.   This loan becomes due and payable as the auction rate securities are liquidated.    Attributable to this payback feature, we have classified the entire amount owed under this revolving line of credit as long-term debt, since the auction rate securities that collateralize this debt are correspondingly classified as long-term assets.

12.	Concentration of Credit Risk for Cash Deposits at Banks

We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250.  At times, cash balances may be in excess of the FDIC insurance limit. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

13.	Impact of Recently Issued Accounting Standards.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 31, 2008 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended February 28, 2009 that we expect will have a material impact on our consolidated financial statements.

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

As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund strategic acquisitions, and our ability to refinance any of our long-term debt.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

We currently produce approximately 76% of the total number of shell eggs sold by us, with approximately 6% of such total shell egg production being through the use of contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 24% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed.

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

Our cost of production is materially affected by feed costs, which currently average about 65% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors in which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of competition for acres from other grain producers.  However, our feed costs were lower than the previous quarter with both corn and soybean meal prices moving sharply lower after reaching record levels during the summer of calendar year 2008.  Feed costs, while much improved, will likely remain relatively high and could be volatile in the year ahead.

The purchase of Zephyr Egg, LLC and Tampa Farms, LLC described above in Part1, Item1, Note 2 are collectively referred to below as the “Acquisitions".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	62.3	76.7	66.7
Gross profit	25.2	37.7	23.3	33.3

Selling, general & administrative	8.5	6.9	8.4	8.1
Operating income	16.7	30.8	14.9	25.2

Other income (expense)	0.3	0.8	(0.1)	0.7
Income (loss) before taxes	17.0	31.6	14.8	25.9

Income tax expense	5.6	11.0	5.1	9.0
Net income	11.4%	20.6%	9.7%	16.9%

NET SALES

Year- to-date, approximately 95% of our net sales consist of shell egg sales and approximately 4% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended February 28, 2009 were $270.0 million, a decrease of $8.0 million, or 2.9%, as compared to net sales of $278.0 million for the thirteen-week period ended March 1, 2008.  Total dozens of eggs sold increased and egg selling prices decreased for the current thirteen-week period as compared with the same period in fiscal 2008.  Dozens sold for the current thirteen-week period of fiscal 2009 were 216.8 million, an increase of 42.7 million, or 24.5% as compared to 174.1 million for the same period of fiscal 2008.  During this quarter there was good demand for eggs at the retail level, but a declining demand for eggs from the institutional and food service sectors.  Our net average selling price per dozen of shell eggs for the thirteen-week period ended February 28, 2009 was $1.206, compared to $1.480 for the thirteen-week period ended March 1, 2008, a decrease of 18.5%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

On a comparable basis, excluding the Acquisitions, net sales for the thirteen-week period ended February 28, 2009 were $229.0 million, a decrease of $49.0 million, or 17.6%, as compared to net sales of $278.0 million for the thirteen-week period ended March 1, 2008.   Dozens sold for the current thirteen-week period of fiscal 2009, excluding the Acquisitions, were 185.5 million, an increase of 11.4 million, or 6.6% as compared to 174.1 million for the same period of fiscal 2008.

Our shell egg sales which represent approximately 95% of our net sales, includes the sale of specialty shell eggs. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs.  In the thirteen weeks ended February 28, 2009, specialty shell eggs represented approximately 19.8% of our shell egg dollar sales, as compared to 12.6% for the same thirteen-week period last year.  For the thirteen weeks ended February 28, 2009, specialty shell eggs represented 14.8% of the total dozen eggs sold, as compared to 12.3% for the same thirteen-week period last year.

Our egg product sales represent approximately 4% of our net sales. For the thirteen weeks ended February 28, 2009, egg product sales were $6.2 million, a decrease of $6.7 million, or 51.9%, as compared to $12.9 million for the same thirteen- week period last year.   Egg products are primarily sold into the institutional and food service sectors mentioned above, and the sizeable decrease in egg products sales is attributable to the declines in these sectors.

Net sales for the thirty-nine week period ended February 28, 2009 were $715.2 million, an increase of $34.9 million, or 5.1 % as compared to net sales of $680.3 million for the thirty-nine week period ended March 1, 2008. Dozens sold for the current thirty-nine week period were 572.6 million, as compared to 510.2 million for the same time period in fiscal 2008, an increase of 62.4 million, or 12.2%.  For the current fiscal 2009 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.186, as compared to $1.220 per dozen for the same period in fiscal 2008, a decrease of 2.8%.

On a comparable basis, excluding the Acquisitions, net sales for the thirty-nine week period ended February 28, 2009 were $656.5 million, a decrease of $23.8 million, or 3.5%, as compared to net sales of $680.3 million for the thirty-nine week period ended March 1, 2008.   Dozens sold for the current thirty-nine week period of fiscal 2009, excluding the Acquisitions, were 527.0 million, an increase of 16.8 million, or 3.3% as compared to 510.2 million for the same period of fiscal 2008.

For the thirty-nine weeks ended February 28, 2009, specialty shell eggs represented approximately 18.5 % of our shell egg dollar sales, as compared to 13.5 % for the same thirty-nine week period last year.  For the thirty-nine weeks ended February 28, 2009, specialty shell eggs represented 14.0 % of the total dozen eggs sold, as compared to 11.3% for the same thirty-nine week period last year.  For the thirty-nine weeks ended February 28, 2009, egg product sales were $28.1 million, a decrease of $2.3 million, or 7.6%, as compared to $30.4 million for the same thirty-nine week period last year.

           COST OF SALES

             Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the thirteen-weeks ended February 28, 2009 was $201.9 million, an increase of $28.8 million, or 16.6%, as compared to cost of sales of $173.1 million for the thirteen-week period ended March 1, 2008. In the subsequent discussion related to cost of sales for this period excluding the Acquisition, we show that this increase is directly related to the inclusion of the Acquisition in our consolidated results for this thirteen-week period. The primary factors affecting our cost of sales are costs of feed ingredients and costs of shell eggs purchased from outside producers. Despite a decrease in the market price for eggs this fiscal quarter as compared to the same period last fiscal year, the increased cost for shell eggs purchased is attributable to an increase in the volume of eggs purchased from outside nonaffiliated egg producers. The volume of eggs purchased from outside shell egg producers represented 26.0% of the dozens sold for the current thirteen-week period of fiscal 2009, as compared to 22.7% of the dozens sold for the same period last year.  Feed cost per dozen of shell eggs produced for the thirteen-weeks ended February 28, 2009 was $.370 per dozen, as compared to the thirteen-week period ended March 1, 2008 feed cost per dozen of $.347, an increase of 6.6%; this was due to higher costs paid for corn and soybean meal our primary feed ingredients.  Most industry projections indicate that costs for corn and soybean meal will continue to be at elevated levels due to demands for usage in ethanol and biodiesel production, and continued competition for acreage from other grain producers.  The combination of higher feed costs and lower shell egg selling prices are the fundamental causes that led to a decline in gross profit from 37.7% of net sales for the thirteen-weeks ended March 1, 2008 to 25.2% of net sales for the thirteen-weeks ended February 28, 2009.

On a comparable basis, excluding the Acquisitions, cost of sales for the thirteen-week period ended February 28, 2009 was $172.9 million, a decrease of $200,000, or 0.1%, as compared to cost of sales of $173.1 million for the thirteen-week period ended March 1, 2008.

Cost of sales for the thirty-nine week period ended February 28, 2009 was $548.4 million, an increase of $94.6 million, or 20.8%, as compared to cost of sales of $453.8 million for the thirty-nine week period ended March 1, 2008. Cost of sales increased for reasons equivalent to those discussed in the aforementioned section concerning cost of sales for the comparable thirteen week periods of fiscal 2008 and fiscal 2009. The volume of eggs purchased from outside shell egg producers represented 23.7% of the dozens sold for the current thirty-nine week period of fiscal 2009, as compared to 20.4% of the dozens sold for the same period last year.  Feed cost per dozen of shell eggs produced for the current thirty-nine week period was $.396 per dozen, as compared to $.313 per dozen for the same period in the prior fiscal year, an increase of 26.5%.  The combination of higher feed costs and lower shell egg selling prices are the fundamental causes that led to a decline in gross profit from 33.3% of net sales for last year’s thirty-nine week period to a gross profit of 23.3% of net sales for the current thirty-nine week period.

On a comparable basis, excluding the Acquisitions, cost of sales for the thirty-nine week period ended February 28, 2009 was $506.1 million, an increase of $52.3 million, or 11.5%, as compared to cost of sales of $453.8 million for the thirty-nine week period ended March 1, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	13 weeks
	Actual	Less: Acquisitions	Net
Category	February 28, 2009	February 28, 2009	February 28, 2009	March 1, 2008	Difference

Stock compensation expense	$(368)	$-	$(368)	$3,151	$(3,519)
Specialty egg expenses	5,741	916	4,825	3,415	1,410
Payroll and overhead	4,814	743	4,071	3,631	440
Other sga expenses	5,661	1,185	4,476	3,632	844
Delivery expense	7,109	1,620	5,489	5,415	74
Total	$22,957	$4,464	$18,493	$19,244	$(751)

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expenses for the thirteen-week period ended February 28, 2009 were $23.0 million, an increase of $3.7 million or 19.3%, as compared to $19.2 million for the thirteen-week period ended March 1, 2008. Excluding the Acquisitions, selling, general, and administrative expenses for the thirteen-week period ended February 28, 2009 was $18.5 million, a decrease of $751,000, or 3.6%, as compared to selling, general, and administrative expenses of $19.2 million for the thirteen-week period ended March 1, 2008.   Stock based compensation plans expense decreased $3.5 million for the current quarter due primarily to a decrease in the closing price of the Company’s common stock.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which decreased from $34.50 at March 1, 2008 to 22.28 at February 28, 2009, which is a 35.4% decline in the Company’s stock price.   Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.   The expense increase is attributable to a 48.6% increase in the dozens of specialty eggs sold this thirteen-week period as compared to the same period last fiscal year.    Payroll and overhead expenses increased primarily due to an increase in the cost of employee benefits which includes health insurance.   There was also a slight increase in salaries and wages.  Other selling, general, and administrative expenses increased due to general and liability insurance cost increases.  Due to recent litigation and the Acquisitions, professional fees including legal and audit have increased.   Our delivery expenses for the current thirteen-week period remained relatively unchanged.   As a percent of net sales, selling, general and administrative expense increased from 6.9% for the thirteen-week period ended March 1, 2008 to 8.5% for the thirteen-week period ended February 28, 2009.

	39 weeks
	Actual	Less: Acquisitions	Net
Category	February 28, 2009	February 28, 2009	February 28, 2009	March 1, 2008	Difference

Stock compensation expense	$(42)	$-	$(42)	$7,439	$(7,481)
Specialty egg expenses	13,699	1,972	11,727	9,098	2,629
Payroll and overhead	13,719	1,244	12,475	11,580	895
Other sga expenses	13,294	1,533	11,761	10,810	951
Delivery expense	19,845	2,855	16,990	15,994	996
Total	$60,515	$7,604	$52,911	$54,921	$(2,010)

Selling, general and administrative expenses for the thirty-nine week period ended February 28, 2009 was $60.5 million, an increase of $5.6 million or 10.2%, as compared to $54.9 million for the thirty-nine week period ended March 1, 2008.  Excluding the Acquisitions, selling, general, and administrative expenses for the thirty-nine week period ended February 28, 2009 was $52.9 million, a decrease of $2.0 million, or 3.6%, as compared to selling, general, and administrative expenses of $54.9 million for the thirty-nine week period ended March 1, 2008. In the thirty-nine week period ended February 28, 2009, stock compensation plans expense decreased $7.5 million for the reasons indicated above. Specialty egg expenses increased due to a 37.0% increase in the dozens of specialty eggs sold this thirty-nine week period as compared to the same period last fiscal year.    Payroll and other selling, general, and administrative expenses increased for the same reasons as discussed above.    Delivery expenses increased for the thirty-nine week period ended due to an increase in dozens sold, generally higher operating costs and higher costs for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense increased from 8.1% for the thirty-nine week period of fiscal 2008 to 8.4% for the thirty-nine week period of fiscal 2009.

OPERATING INCOME

As a result of the above, operating income was $45.2 million for the thirteen-week period ended February 28, 2009, as compared to operating income of $85.7 million for the thirteen-week period March 1, 2008. Operating income was 16.7% of net sales for the current thirteen-week period, as compared to operating income of 30.8% of net sales for the thirteen-week period ended March 1, 2008.

For the thirty-nine week period ended February 28, 2009, operating income was $106.3 million, as compared to operating income of $171.6 million for the thirty-nine week period ended March 1, 2008. Operating income was 14.9% of net sales for the current thirty-nine week period as compared to operating income of 25.2% of net sales in the same thirty-nine week period in fiscal 2008.

OTHER INCOME / EXPENSE

              Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in the income of affiliates.

 Other income for the thirteen-week period ended February 28, 2009 was $763,000, a decrease of $1.4 million, as compared to other income of $2.2 million for the thirteen-week period ended March 1, 2008.  This net decrease for the current thirteen-week period was primarily the result of a $1.0 million increase in net interest expense and a $406,000 decrease in other income.  We had higher average long-term borrowing balances and lower invested cash balances, which increased net interest expense.  Other income decreased due to decreased equity in income of affiliates, which are also in the shell egg business. This quarter, the overall activity in other income was relatively flat as compared to last year, but we did receive a patronage dividend this quarter from Eggland’s BestTM for $1.9 million.  As a percent of net sales, other income was 0.8% for the third quarter of fiscal 2008 and other income was 0.3% of net sales for the third quarter of fiscal 2009.

For the thirty-nine week period ended February 28, 2009 other expense was $821,000.  This is in comparison to other income of $4.9 million for the same thirty-nine week period in fiscal 2008. For the current thirty-nine weeks, net interest expense increased $465,000, for the same aforementioned reasons as discussed for the thirteen-week period of this fiscal period.  Other income decreased $5.3 million, due primarily from decreases in the equity in income of affiliates.  There were also significant gains recorded on the sales of fixed assets last year, in which similar sales did not transpire during the thirty-nine week period this fiscal year.  As a percent of net sales, other expense was 0.1% for the current thirty-nine week period, as compared to other income of 0.7% for the same thirty-nine week period in fiscal 2008.

INCOME TAXES

As a result of the above, our pre-tax income was $46.0 million for the third quarter ended February 28, 2009, as compared to pre-tax income of $87.9 million for the thirteen-week period ended March 1, 2008. For the current thirteen-week period, income tax expense of $15.1 million was recorded with an effective tax rate of 32.9%, as compared to income tax expense of $30.7 million with an effective tax rate of 34.9% for the same thirteen-week period in fiscal 2008.

For the thirty-nine week period ended February 28, 2009, our pre-tax income was $105.5 million, as compared to $176.5 million for the thirty-nine week period ended March 1, 2008. For the current thirty-nine week period, an income tax expense of $36.3 million was recorded with an effective tax rate of 34.4%, as compared to an income tax expense of $61.2 million with an effective tax rate of 34.7% for the same thirty-nine week period in fiscal 2008.  Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain stock option expense and the minority ownership interest in the profits and losses of Hillandale, LLC for income tax purposes.

NET INCOME

Net income for the thirteen-week period ended February 28, 2009 was $30.8 million, or $1.30 per basic and $1.29 per diluted share, as compared to net income of $57.2 million, or $2.41 per basic and diluted share, for the thirteen-week period ended March 1, 2008.

For the thirty-nine week period ended February 28, 2009, net income was $69.2 million, or $2.91 per basic and diluted share, as compared to $115.3 million, or $4.87 per basic and $4.86 per diluted share, for the thirty-nine week period ended March 1, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 28, 2009 was $131.4 million compared to $121.6 million at May 31, 2008. Our current ratio was 2.15 at February 28, 2009 as compared with 2.18 at May 31, 2008. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $3.9 million of which was utilized as a standby letter of credit at February 28, 2009.  Our long-term debt at February 28, 2009, including current maturities, amounted to $133.0 million, as compared to $97.2 million at May 31, 2008.

On July 23, 2008, the Company entered into a term loan agreement for $20,000 with First South Farm Credit, ACA, which was for construction of our Farwell, Texas complex.   The loan is collateralized by the Farwell assets.  This loan has a 5.45% fixed interest rate, monthly installments of $175,500 per month (plus interest), with a final payment of $168,500 plus interest due on June 1, 2018.  Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items.

We entered into and borrowed proceeds under a revolving line of credit with UBS.   This revolving line of credit is collateralized by the auction rate securities in our account with UBS.  During the quarter we borrowed $29,765.   On January 30, 2009, UBS redeemed a $4,500 auction rate security we held.  Proceeds from this redemption were used to reduce amounts owed under our revolving line of credit with UBS.  As of February 28, 2009, the balance owed under this revolving line of credit was $25,265.  This revolving line of credit is a net no cost loan.   Thus, the interest expense on this revolving line of credit is equal to the interest income we receive on the auction rate securities held in our account.   This loan becomes due and payable as the auction rate securities are liquidated.    Attributable to this payback feature, we have classified the entire amount owed under this revolving line of credit as long-term debt, since the auction rate securities that collateralize this debt are correspondingly classified as long-term assets.

In the thirty-nine week period ended February 28, 2009, $91.3 million in net cash was provided by operating activities.  This compares to $119.8 million of net cash from operating activities for the thirty-nine week period ended March 1, 2008. For the thirty-nine weeks ended February 28, 2009, $14.9 million was used for the purchase of short-term investments, $16.1 million was provided from the sale of short-term investments, and net $68,000 was provided from notes receivable and other investments.  Approximately $128,000 was provided from disposal of property, plant and equipment, $19.4 million was used for purchases of property, plant and equipment and $13.7 million was used for an additional acquisition of the Hillandale business.  We used $29.6 million for the acquisition of Zephyr Egg, LLC, and $61.6 million for the acquisition of Tampa Farm, LLC.  Approximately $25.0 million was used for payments of dividends on the common stock, and $20.0 million was used for principal payments on long-term debt. We received $427,000 from the issuance of common stock from the treasury through the exercise of stock options.  Approximately $55.8 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of $20.5 million since May 31, 2008.

In the thirty-nine weeks ended March 1, 2008, the Company used $7.7 million for the purchase of investments, $141,000 was received on notes receivable and investments in unconsolidated affiliates, and $2.3 million was provided from disposal of property, plant and equipment. The Company used $23.6 million for purchases of property, plant and equipment, and $9.3 million for payment on the purchase obligation for Hillandale, LLC. In addition, $617,000 was provided from the issuance of common stock from the treasury upon the exercise of stock options, and $588,000 was used for payments of dividends.  Principal payments on long term debt were $10.9 million. The net result of these activities was an increase in cash of $70.8 million since June 2, 2007.

Substantially all trade receivables and inventories collateralize our revolving line of credit. Most of our property, plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth adjusted for earnings); (2) limit capital expenditures less exclusions (not to exceed $60.0 million for any period of four consecutive fiscal quarters), lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 28, 2009 we were in compliance with the provisions of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27.0 million, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 million from our cash balances. During fiscal 2008, an additional payment of $5.7 million was paid on the purchase obligation.  In fiscal 2009, we purchased an additional 12% of the Units of Membership for $11.6 million from our cash balances. We have recorded the obligation to acquire the remaining 12% at its estimated present value of $9.1 million at February 28, 2009. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings under our existing credit facilities.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. In addition, we are constructing a new integrated layer production complex in the city of Farwell in west Texas to replace our Albuquerque, New Mexico complex, which has ceased egg production. The expected cost is approximately $30.0 million. Completion of this facility is estimated to be in January 2010. As of February 28, 2009 capital expenditures related to construction of this complex were $25.1 million.  The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

Delta Egg Farm, LLC, an unconsolidated affiliate, is constructing an organic egg production and distribution facility near our Chase, Kansas location. The cost of construction is estimated to be approximately $13.0 million.  In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of additional debt undertaken to fund construction of this facility. We are currently a guarantor of approximately $7.1 million of long-term debt of Delta Egg Farm, LLC.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities.   On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a prospectus filed on October 7, 2008.   The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012.  We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities and the Rights as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these two individual securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At February 28, 2009 the fair value of our auction rate securities were $6,482 below par value of which $4,713 and $1,769 was charged to operations in the second and third quarters of fiscal 2009, respectively.  Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in the second and third quarter of 2009 in amounts equal to the losses recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

Since our last fiscal year, ended May 31, 2008, we have liquidated two of our auction rate securities at par. On July 10, 2008, we liquidated one auction rate security at par value for $4,500 with accrued interest after this security was called by the original issuer. On January 30, 2009, UBS redeemed a $4,500 auction rate security at par with accrued interest after this security was called by the issuer.

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

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 31, 2008 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended February 28, 2009 that we expect will have a material impact on our consolidated financial statements.

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

Our financial assets consisted of current investment securities available-for-sale at February 28, 2009 which we consider to be classified as Level 1 and our long-term investment securities classified as trading which we consider to be classified as Level 2.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  The new trial in Green is scheduled to begin in April, 2009.

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

In February, 2008, a hearing was had on the plaintiff’s motion for preliminary injunctive relief.  The principal relief sought was a moratorium on litter application in the watershed.  The district court denied the plaintiff’s motion.

The presiding judge appointed a fellow district court judge to act as a settlement judge.  That judge initiated settlement discussions, and several settlement meetings were had.  The meetings were not been productive and have been suspended.

The case is set for trial in Tulsa, Oklahoma beginning during the September, 2009 trial calendar.  A precise start date has not been announced.

Egg Antitrust Litigation

Since September 25, 2008, the Company was named as one of several defendants in sixteen antitrust cases involving the United States shell egg industry.  In all sixteen cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In fourteen of the cases, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants.  In the other two cases, the named plaintiffs are individuals who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties.

The Judicial Panel on Multidistrict Litigation consolidated all of these cases (as well as certain other cases in which the Company was not a named defendant) for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania.  The Pennsylvania court has organized the cases around two groups (direct purchasers and indirect purchasers) and has named interim lead counsel for the named plaintiffs in each group.  The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.

In both consolidated complaints, the named plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In both consolidated complaints, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.  The indirect purchaser plaintiffs also allege that all defendants manipulated pricing information in the egg industry, exchanged price information improperly, and refused to compete against each other.

Both groups of named plaintiffs seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States.  Both groups of named plaintiffs allege a class period starting on January 1, 2000 and running “through the present.”  The direct purchaser consolidated case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products.  The direct purchaser consolidated case seeks relief under the Sherman Act.  The indirect purchaser consolidated case seeks relief under the Sherman Act and the statutes and common-law of various states, the District of Columbia, and Puerto Rico.

The Pennsylvania court has entered a series of orders related to case management and scheduling.  The defendants have not yet responded to either of the consolidated complaints.  There is no definite schedule in either consolidated case for discovery, class certification proceedings, or filing motions for summary judgment.  No trial date has been set in either consolidated case.

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

ITEM 6.  EXHIBITS

a.	Exhibits
No.	Description

31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Written Statement of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated March 30, 2009 announcing interim period financial information

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: April 1, 2009	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: April 1, 2009	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)