Form 10-K
period 2009-05-30
CAL MAINE FOODS INC
filed 2009-08-11
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED May 30, 2009

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
Yes  ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

The aggregate market value, as reported by the NASDAQ Global Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at  November 29, 2008, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $344,765,800

As of August 1, 2009 21,389,091 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

             This report contains numerous forward-looking statements relating to the Company's shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data.  Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Item 1A, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from the Company's future acquisition of new flocks or businesses.  Readers are cautioned not to put undue reliance on forward-looking statements.  The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

           ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2009, we sold approximately 778 million dozen shell eggs, which represented approximately 18% of domestic shell egg consumption in the United States. Our total flock of approximately 27 million layers and 6 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

We operate in a single segment. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell most of our shell eggs in 29 states, primarily in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers. The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs, and we sell shell eggs to a majority of the largest food retailers in the United States.

 We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2009, specialty shell eggs represented approximately 19% of our shell egg dollar sales, as compared to 14% for fiscal 2008. Retail prices for specialty eggs are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land's Best(TM), Farmhouse(TM), and 4-Grain (TM).  We own a 29.1% equity interest in Egg-Land's Best, Inc., which markets the leading brand in the specialty shell egg segment.  Egg-Land’s Best, Inc. operates as a cooperative. We have exclusive license agreements to market and distribute Egg-Land's Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States.   We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 13.8% of our total shell egg dozen volumes in fiscal 2009, as compared to 12.0% in fiscal 2008.

We are also a leader in industry consolidation. Since 1989, we have completed sixteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There currently are 57 producers who each own more than one million layers and the ten largest producers own approximately 44% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Acquisitions

During fiscal 2009, we completed two acquisitions of egg production facilities located in Florida, which added approximately six million laying hens and expanded our pullet growing facilities for replacements. Eggs produced at these facilities are being marketed to retail food businesses and distributors in the south central states. See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

During fiscal 2009 we made an additional payment related to the Hillandale Acquisition to increase our ownership interest.  See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

During fiscal 2007, we completed two acquisitions of egg production facilities located in Arkansas, which added approximately two million laying hens and expanded our pullet growing facilities for replacements. Eggs produced at these facilities are being marketed to retail food businesses and distributors in the south central states. See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”) reports, since 2000, annual per capita consumption in the United States has varied between 249 and 258 eggs. In calendar year 2008, per capita consumption in the United States was 249 eggs, or approximately five eggs per person per week.

 Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. Approximately, over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2009, wholesale large shell egg prices in the southeast region averaged 120.9 cents per dozen compared to an average of 102.0 cents per dozen for fiscal years 2006 to 2008.  According to USDA reports, domestic table egg production was higher for five of the first six months of calendar year 2009.  This is a reversal of the trend from 2007 to 2008.   For 23 of the 24 consecutive months from 2007 to 2008 domestic shell egg production was lower.   This has translated into falling egg prices.  Based on these USDA reports, the Company expects that the table egg laying flock will expand in the upcoming months of calendar year 2009.   Due to the anticipated expansion in the laying flock, shell egg production for the remainder of calendar year 2009 is expected to be slightly above production during the comparable period of calendar year 2008.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over one-half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Feed prices for fiscal 2009 were higher than the previous year. Forecasts vary widely for prices over the next year, due to irregular weather patterns in the Midwest and a much stronger demand for corn from ethanol plants.

Growth Strategy and Acquisitions

            For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed sixteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added 8 million layers and 1.5 million growing pullets to our capacity.  Each of the new shell egg production facilities generally provide for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs, per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers.  The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 22.3 million at May 28, 2005 to approximately 33.5 million as of May 30, 2009.  Also, the number of dozens of shell eggs sold has increased from approximately 575.4 million in the fiscal year ended May 28, 2005 to 777.9 million for the fiscal year ending May 30, 2009.  Net sales amounted to $928.8 million in fiscal 2009 compared to net sales of $375.3 million in fiscal 2005.

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

Through exclusive license agreements with Egg-Land's Best, Inc. in several key territories and our trademarked Farmhouse brand, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not as volatile as those of generic shell eggs, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our specialty shell egg production.   As part of our Tampa Farms acquisition in December 2008, we acquired the 4-Grain brand of specialty eggs. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.  Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct.  Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during last fiscal year represented approximately 18% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs.  Company-owned facilities accounted for approximately 93% of our total fiscal 2009 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks.  The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 37 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.7 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $102.6 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

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

Feed cost represents the largest element of our farm egg production cost, ranging from 52% to 64% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.  Historically, we have tended to have higher profit margins when feed costs are higher.  However, this may not be the case in the future.

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

We operate in a cyclical industry with total demand that is generally steady and a product that is price-inelastic.  Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future.  The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past.

Marketing.  Of the 778 million dozen shell eggs sold by us in the fiscal year ended May 30, 2009, 598 million were produced by our flocks.

             We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top 10 customers accounted for an aggregate of 65.5% of net sales dollars in fiscal 2009 and 66.5%% of net sales dollars for fiscal 2008. Two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 32.9% of net sales dollars during fiscal 2009 and 36.5% of net sales dollars for fiscal 2008.

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

According to U.S. Department of Agriculture reports, for the past five years, annual per capita consumption in the United States has varied between 249 and 258 eggs. While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels and industry advertising campaigns may result in a continuance of the recent increases in current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, seven of our first quarters and three of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™ and Farmhouse eggs. For fiscal 2009, specialty eggs accounted for 19.0% of shell egg dollar sales and 13.8% of shell egg dozens sold.  Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs, under license from Egg-Land’s Best, Inc. (“EB”), at our existing facilities, under EB guidelines.  The product is marketed to our established base of customers at prices that reflect a premium over ordinary shell eggs. Egg-Land’s Best™ eggs accounted for approximately 12.7% of our shell egg dollar sales in fiscal 2009, as compared to 9.7% in fiscal 2008. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives. Farmhouse and other non EB specialty eggs accounted for 6.3% of our shell egg dollar sales in fiscal 2009, as compared to 4.5% in fiscal 2008. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.  Based on dozens sold Egg-Land’s Best™ eggs accounted for 9.0% of dozens sold for fiscal 2009, as compared to 8.0% in fiscal 2008.  Farmhouse and other non EB specialty eggs accounted for 4.8% of dozens sold for fiscal 2009, as compared to 4.0% for fiscal 2008.  The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs.  In fiscal 2009, we acquired the 4-Grain brand of specialty eggs which includes organic, all natural, cage-free, vegetarian, and omega-3 eggs.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which, traditionally, has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and quality of production.

The shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2008, 57 producers with one million or more layers owned 85% of the 285 million total U.S. layers, compared to 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

            Patents and Trade names.  We own the trade names Farmhouse, Rio Grande, Sunups, Sunny Meadows and 4-Grains. We do not own any patents or proprietary technologies. We produce and market Egg-Land's BestTM eggs under license agreements with EB. We own a 29.1% equity interest in EB.

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

Employees. As of May 30, 2009, we had a total of approximately 2,100 employees of whom 1,870 worked in egg production, processing and marketing, 110 were engaged in feed mill operations and 120 were administrative employees, including officers, at our executive offices.  Approximately 5% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

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

          Our Common Stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “CALM”. On May 29, 2009, the last sale price of our Common Stock on NASDAQ was $24.37 per share. Our fiscal year 2009 ended May 30, 2009, and the first three fiscal quarters of fiscal 2009 ended August 30, 2008, November 29, 2008 and February 28, 2009. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices trended upward from 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of 2004, the demand trend related to the popular diets faded dramatically and prices fell.  During the time of increased demand, the egg industry had geared up to produce more eggs, resulting in an oversupply of eggs.  Since 2006, supplies appear to be more closely balanced with demand and egg prices again reached record levels during 2007 and 2008.  Egg prices have since retreated from those record price levels. There can be no assurance that shell egg prices will remain at or near current levels and that the supply of and demand for shell eggs will remain level in the future.

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

             Feed costs represent the largest element of our shell egg production (farm) cost, ranging from 52% to 64% of total farm annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past. Prices for corn and soybean meal, essential feed ingredients, were higher this year as compared to last year. However, there are wide swings in corn and soybean meal prices because of irregular weather patterns in the Midwest and widely varying forecast projections for the upcoming fall harvest season in September and October.  Increasing demands for the use of corn and soybean in the production of renewable energy such as ethanol are also putting upward pressure on the price of these feed ingredients. Increases in feed costs which are not accompanied by increases in the selling price of shell eggs will have a material adverse effect on the results of our operations.

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

           We purchase approximately 23% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

           We produce approximately 77% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers also increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in quantities and prices that are satisfactory and our inability to do so may have a material adverse affect on our business and profitability.

           Our acquisition growth strategy subjects us to various risks.

           We plan to continue to pursue a growth strategy which includes acquisitions of other companies engaged in the production and sale of shell eggs. Acquisitions can require capital resources and divert management's attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

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

            For the fiscal years 2009, 2008, and 2007, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 32.9%, 36.5%, and 36.9% of our net sales, respectively. Our top 10 customers accounted for 65.5%, 66.5%, and 67.4% of net sales during those periods. Although we have established long-term relationships with many of our customers, we do not have contractual relationships with any of our major customers for the sale of our shell eggs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

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

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities.   On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008.   The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012.  We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At May 30, 2009 the fair value of our auction rate securities was $2,814 below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in fiscal 2009 in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

            We are controlled by a principal stockholder.

            Fred R. Adams, Jr., our Chairman of the Board and Chief Executive Officer, and his spouse own 31.0% of the outstanding shares of our Common Stock, which has one vote per share, and Mr. Adams owns 74.9% and his son-in-law, Adolphus B. Baker, our president, chief operating officer and director, owns 25.1% of the outstanding shares of Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 2.4% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 54.2%, and Messrs. Adams and Baker and their spouses possess 68.6%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

           ITEM 1B.  UNRESOLVED STAFF COMMENTS

              None

           ITEM 2.  PROPERTIES

           We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include two breeding facilities, two hatcheries, five wholesale distribution centers, 19 feed mills, 37 shell egg production facilities, 26 pullet growing facilities, and 35 processing and packing facilities.  We also own interests in two egg products facilities and one spent hen processing facility, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

        Presently, we own approximately 19,600 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 17 million pullets annually, house 31 million laying hens and control the production of an aggregate total of 30 million layers, with the remainder controlled by contract growers. We also own or control mills that can produce 668 tons per hour of feed, and processing facilities capable of processing 11,400 cases of shell eggs per hour (with each case containing 30 dozen shell eggs). Our facilities are well-maintained and operate at a high level of efficiency. Typically, we insure our facilities for replacement value.

          Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $102.6 million.  The Company’s facilities currently are maintained in good operable condition and are insured to an extent the Company deems adequate.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  Green was re-tried on remand in April, 2009.  The jury found for the defense and awarded the plaintiffs in that case nothing.  It is not presently known whether the plaintiffs in the McWhorter and Carroll cases will continue to prosecute those cases.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns one hundred percent of a new corporation, Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

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

The presiding judge appointed a fellow district court judge to act as a settlement judge.  That judge initiated settlement discussions, and several settlement meetings were had.  The meetings were not productive and have been suspended.

On July 22, 2009, the Court entered its Order dismissing all claims for damages by the plaintiff in this action because much of the land and water which the plaintiff claims to have been polluted is actually owned by the Cherokee Nation, a separate sovereignty not represented by the State of Oklahoma.  The dismissal was without prejudice to re-file a claim for damages, but the Court ruled that no such re-filing can occur unless the Cherokee Nation joins the litigation.  It is not known whether the Cherokee Nation will join the litigation.  While this ruling may be reconsidered or appealed, it removes, at least temporarily, the threat of a judgment for monetary damages against us.  Unless outstanding motions for summary judgment are granted, the action will proceed to trial for a determination of whether the plaintiff is entitled to injunctive relief.

The case is set for trial in Tulsa, Oklahoma beginning September 21, 2009.

Egg Antitrust Litigation

Between September 25, 2008 and January 8, 2009, the Company was named as one of several defendants in sixteen antitrust cases involving the United States shell egg industry.  In all sixteen cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In fourteen of the cases, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants.  In the other two cases, the named plaintiffs are individuals who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties.

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

The Pennsylvania court has entered a series of orders related to case management and scheduling.  On April 30, 2009, the Company filed motions to dismiss both the direct purchaser consolidated case and the indirect purchaser consolidated case.  The plaintiffs have not yet responded to those motions.  There is no definite schedule in either consolidated case for discovery, class certification proceedings, or filing motions for summary judgment.  No trial date has been set in either consolidated case.

Florida civil investigative demand.

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

            Our Common Stock is traded on the NASDAQ Global Market under the symbol “CALM”.  The last reported sale price for our Common Stock on July 30, 2009 was $29.73 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2008 and fiscal 2009.

		Sales Price	Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

May 31, 2008	First Quarter	$22.73	$13.04	$0.0125
	Second Quarter	28.75	19.59	0.0125
	Third Quarter	35.90	20.75	0.8038
	Fourth Quarter	40.75	26.60	0.5138

May 30, 2009	First Quarter	$48.80	$27.72	$0.1570
	Second Quarter	42.21	21.08	0.3817
	Third Quarter	30.99	22.00	0.4322
	Fourth Quarter	27.96	17.01	0.1438

          There is no public trading market for the Class A Common Stock all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (74.9%) and his son-in-law Adolphus Baker, President, Chief Operating Officer and Director of the Company (25.1%).

            STOCKHOLDERS

          At July 24, 2009, there were approximately 260 record holders of our Common Stock and approximately 18,400 beneficial owners whose shares were held by nominees or broker dealers.

             DIVIDENDS

          We have paid cash dividends on our Common Stock since 1998. The annual dividend rate of $0.05 per share of Common Stock, or $0.0125 per quarter, was paid in each of the fiscal quarters shown in the table above, through the second quarter of fiscal 2008. We have also paid cash dividends on our Class A Common Stock at a rate equal to 95% of the annual rate on our Common Stock, prior to October 2, 2008.  Effective November 30, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s fixed dividend policy. Commencing with the third quarter of fiscal 2008 Cal-Maine began to pay a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. The amount of the dividend payable on each share of Class A Common Stock  prior to October 2, 2008 was payable in an amount equal to 95% of the amount paid on each share of Common Stock.   Effective October 2, 2008, our Class A Common Stock is paid at a rate equal to the rate on our Common Stock. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except that effective July 23, 2009 the Board of Directors approved a change in the dividend policy whereby for the fourth fiscal quarter only, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

             RECENT SALES OF UNREGISTERED SECURITIES

           No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 30, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 30	May 31	June 2	June 3	May 28
	2009**	2008	2007**	2006**	2005
	52 wks	52 wks	52 wks	53 wks	52 wks
	(Amounts in thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$928,812	$915,939	$598,128	$477,555	$375,266
Cost of sales	724,085	617,383	479,504	415,338	339,833
Gross profit	204,727	298,556	118,624	62,217	35,433
Selling, general and administrative	83,253	74,919	60,394	57,702	47,758
Operating income (loss)	121,474	223,637	58,230	4,515	(12,325)
Other income (expense):
Interest expense (net of non cash interest expense & interest income)	(4,565)	(3,152)	(4,993)	(5,582)	(4,222)
Interest expense - non cash	(477)	(942)	(882)	(1,284)	-
Equity in income (loss) of affiliates	2,612	6,324	1,699	(757)	(88)
Non-controlling interest	(324)	(175)	286	165	-
Other (net)	2,290	5,699	1,921	1,465	1,227
	(464)	7,754	(1,969)	(5,993)	(3,083)
Income (loss) before income tax	121,010	231,391	56,261	(1,478)	(15,408)
Income tax expense (benefit)	41,510	79,530	19,605	(465)	(5,050)
Net income (loss)	$79,500	$151,861	$36,656	$(1,013)	$(10,358)
Net income (loss) per common share:
Basic	$3.34	$6.41	$1.56	$(0.04)	$(0.43)
Diluted	$3.34	$6.40	$1.55	$(0.04)	$(0.43)

Cash dividends declared per common share *	$1.11	$1.34	$0.05	$0.05	$0.05

Weighted average shares outstanding:
Basic	23,769	23,677	23,526	23,496	23,834
Diluted	23,811	23,733	23,599	23,496	23,834
Balance Sheet Data:
Working capital	$137,999	$121,550	$80,552	$60,800	$73,587
Total assets	582,845	501,236	364,568	317,118	269,534
Total debt (including current maturities)	129,789	97,150	112,852	103,912	82,994
Total stockholders’ equity	332,051	275,680	155,739	119,775	121,855

Operating Data:
Total number of layers at period ended (thousands)	27,022	21,853	23,181	23,276	18,164
Total shell eggs sold (millions of dozens)	777.9	678.5	685.5	683.1	575.4

*
Effective October 2, 2008, our Class A Common Stock is paid a dividend rate equal to the rate on our Common Stock.  Prior to that date, Class A shares were paid at 95% of the common stock dividend rate.

**
Results for fiscal 2006 include the results of operations of Hillandale, LLC, which was consolidated with our operations as of July 29, 2005.  Results for fiscal 2007 include the results of operations of Green Forest Foods, LLC which was consolidated with our operations as of January 24, 2007, and Benton County Foods, LLC, which was consolidated with our operations as of April 20, 2007.  Results for fiscal 2009 include the results of operations of Zephyr Egg, LLC, which was consolidated with our operations as of June 27, 2008, and Tampa Farms, LLC, which was consolidated with our operations as of December 11, 2008.  See Note 2 to the Consolidated Financial Statements included in this Annual Report for a description of these acquisitions in fiscal 2006, 2007, and 2009.

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

As has been widely reported, financial markets have been experiencing extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund strategic acquisitions, and our ability to refinance any of our long-term debt.

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

              OVERVIEW

            We are primarily engaged in the production, grading, packing, and sale of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 30, 2009 (52 weeks), May 31, 2008 (52 weeks), and June 2, 2007 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated.  At our facilities we hatch chicks, grow pullets, manufacture feed, and produce, process, and distribute shell eggs.  We currently are the largest producer and distributor of fresh shell eggs in the United States.  Shell eggs accounted for approximately 95% of our net sales in fiscal 2009 and 94% in fiscal 2008. Egg products accounted for approximately 4% of our net sales in fiscal 2009 and 5% in fiscal 2008. We primarily market our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.  Shell eggs are sold directly by us primarily to national and regional supermarket chains.

We currently use contract producers for approximately 7% of our total egg production.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 23% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed.

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

The purchase of Zephyr Egg, LLC and Tampa Farms, LLC described in Note 2 of the notes to the consolidated financial statements are collectively referred to below as the “Acquisitions".

               RESULTS OF OPERATIONS

               The following table sets forth, for the years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.
	Percentage of Net Sales Fiscal Years Ended
	May 30, 2009	May 31, 2008	June 2, 2007

Net sales	100.00%	100.00%	100.00%
Cost of sales	78.0	67.4	80.2
Gross profit	22.0	32.6	19.8
Selling, general & administrative expenses	8.9	8.2	10.1
Operating income	13.1	24.4	9.7
Other income (expense)	(0.1)	0.9	(0.3)
Income before taxes	13.0	25.3	9.4
Income tax expense	4.5	8.7	3.3
Net income	8.5%	16.6%	6.1%

EXECUTIVE OVERVIEW OF RESULTS – May 30, 2009, May 31, 2008, and June 2, 2007

Our operating results are significantly affected by wholesale shell egg market prices, which can fluctuate widely and are outside of our control.  Primarily, our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern region of the country.  The following table shows our net income (loss), net average shell egg selling price, and the average Urner Barry wholesale large shell egg prices in the southeast region, for each of our three most recent fiscal years.

Fiscal Year ended	May 30, 2009	May 31, 2008	June 2, 2007

Net income (loss) - (in thousands)	$79,500	$151,861	$36,656
Net average shell egg selling price	$1.14	$1.26	$0.83
Urner Barry Spot Egg Market Quotations[1]	$1.21	$1.38	$0.93

1- Average daily price for the fiscal year

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand.   Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results correspond with changes in the spot egg market quote.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2003 and 2004, shell egg demand increased at higher than normal trend rates due to the increased popularity of high protein diets.  This demand imbalance caused shell egg prices to increase.  In late fiscal 2004, the popularity of these high protein diets began to diminish, but our egg production had been increased to meet the earlier higher demand levels.  Lower egg prices followed, and we experienced net losses in fiscal 2005 and 2006.  Beginning in the latter part of fiscal 2006, egg supplies appeared to become more aligned with demand. Since that time, the supply-demand balance has tightened.  Tighter supplies resulted in increased prices in fiscal 2007, and prices reached record levels in fiscal 2008.  These increased prices resulted in significantly improved profitability.  In fiscal 2009, egg prices declined as compared to fiscal 2008.  Due to the state of the overall economy, we saw demand decrease at the food service level.   Egg sales at the retail level remain strong.  As a consequence of the current economic situation and the drop in demand at the food service level, there was a drop in egg prices.  Future levels of profitability will be highly dependent on the relationship between demand levels and the supply of eggs available. According to USDA reports, domestic table egg production was higher for five of the first six months of calendar year 2009.  This is a reversal of the trend from 2007 to 2008.   For 23 of the 24 consecutive months from 2007 to 2008 domestic shell egg production was lower.   This has translated into falling egg prices.  Based upon USDA reports, the Company expects that the table egg laying flock will expand in the upcoming months of calendar year 2009.   Due to the anticipated expansion in the laying flock, shell egg production for the remainder of calendar year 2009 is expected to be slightly above production during the comparable period of calendar year 2008.

            Fiscal Year Ended May 30, 2009 Compared to Fiscal Year Ended May 31, 2008

           Net Sales.  In fiscal 2009, approximately 95% of our net sales consisted of shell egg sales and approximately 4% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the fiscal year ended May 30, 2009 were $928.8 million, an increase of $12.9 million, or 1.4%, from net sales of $915.9 million for fiscal 2008.  In fiscal 2009 total dozens of eggs sold increased and egg selling prices decreased as compared to fiscal 2008. In fiscal 2009 total dozens of shell eggs sold were 777.9 million, an increase of 99.4 million dozen, or 14.6%, compared to 678.5 million sold in fiscal 2008. Our average selling price of shell eggs decreased from $1.260 per dozen for fiscal 2008 to $1.136 per dozen for fiscal 2009, a decrease of $.124 per dozen, or 9.8%.  Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.  In fiscal 2009, egg prices declined as compared to fiscal 2008.  Due to the state of the overall economy, we saw demand decrease at the food service level.   Egg sales at the retail level remain strong.  As a consequence of the current economic situation and the drop in demand at the food service level, there was a drop in egg prices.

On a comparable basis, excluding the Acquisitions, net sales for fiscal 2009 were $838.6 million, a decrease of $77.3 million, or 8.4%, as compared to net sales of $915.9 million for fiscal 2008.   Dozens sold for fiscal 2009, excluding the Acquisitions, were 703.1 million, an increase of 24.6 million, or 3.6% as compared to 678.5 million for fiscal 2008.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$928,812	$915,939	$213,601	$235,628

Non-specialty shell egg sales	$718,677	$736,968	$162,614	$186,254
Specialty shell egg sales	168,785	121,229	43,124	34,706
Net shell egg sales	$887,462	$858,197	$205,738	$220,960

Net shell egg sales as a percent of total net sales	95%	94%	96%	94%

Non- specialty shell egg dozens sold	670,860	597,496	178,260	145,660
Specialty shell egg dozens sold	107,025	80,997	26,997	22,584
Total dozens sold	777,885	678,493	205,257	168,244

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2009, non-specialty shell eggs represented approximately 81.0% of our shell egg dollar sales, as compared to 85.8% for fiscal 2008.   Sales of non-specialty shell eggs accounted for approximately 86.2% of our total shell egg dozen volumes in fiscal 2009, as compared to 88.0% in fiscal 2008.

For the thirteen-week period ended May 30, 2009, non-specialty shell eggs represented approximately 79.0% of our shell egg dollar sales, as compared to 84.3% for the thirteen-week period ended May 31, 2008.   For the thirteen-week period ended May 30, 2009, non-specialty shell eggs accounted for approximately 86.8% of the total shell egg dozen volume, as compared to 86.6% for the thirteen-week period ended May 31, 2008.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For fiscal 2009, specialty eggs accounted for 19.0% of shell egg dollar sales, as compared to 14.2% in fiscal 2008 and 13.8% of shell egg dozens sold in fiscal 2008, as compared to 12.0% in fiscal 2008. They are a rapidly growing part of the shell egg market. Due to healthier eating trends, the volume of specialty eggs continues to increase. From fiscal 2008 to fiscal 2009, the volume of specialty eggs sold increased by 32.1%.

For the thirteen-week period ended May 30, 2009, specialty shell eggs represented approximately 21.0% of our shell egg dollar sales, as compared to 15.7% for the thirteen-week period ended May 31, 2008. For the thirteen-week period ended May 30, 2009, specialty shell eggs accounted for approximately 13.2% of the total shell egg dozen volume, as compared to 13.4% for the thirteen-week period ended May 31, 2008.

For fiscal 2009 our egg product sales were $33.9 million, a decrease of $8.9 million or 20.8%, as compared to $42.8 million for fiscal 2008. Our volume of egg products sold was unchanged at 57.4 million pounds, for fiscal 2009 and fiscal 2008. Egg products are primarily sold into the institutional and food service sectors, and the sizeable decrease in egg products sales is attributable to the declines in these sectors. This led to a decline in the wholesale price of egg products. Our consolidated net sales include the sales of egg products by American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”). For fiscal 2009, egg product sales for AEP were $19.6 million, as compared to $25.5 million for fiscal 2008, a decrease of $5.9 million, or 23.1%. For AEP the volume of egg products sold for fiscal 2009 was 34.0 million pounds, a decrease of 2.6 million pounds, or 7.1%, as compared to 36.6 million pounds for fiscal 2008. The egg product sales for TEP in fiscal 2009 were $14.3 million, as compared to $17.3 million for fiscal 2008, a decrease of $3.0 million. For TEP the volume of egg products sold for fiscal 2009 was 23.4 million pounds, an increase of 2.6 million pounds, or 12.5%, as compared to 20.8 million pounds for fiscal 2008. As described in note 1 to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

  Cost of Sales.

The following table presents the key variables affecting our cost of sales.
	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Amounts in thousands)		(Amounts in thousands)
Cost of sales	$724,085	$617,383	$175,694	$163,586

Dozens produced	598,042	535,216	161,082	128,950
Dozens purchased outside	179,843	143,277	44,175	39,294
Dozens sold	777,885	678,493	205,257	168,244

Feed cost (price per dozen produced )	$.391	$.334	$.376	$.424
Farm production cost (price per dozen produced)	$.609	$.524	$.593	$.596
Outside egg purchases (average price paid per dozen)	$1.114	$1.273	$.990	$1.323

           Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 30, 2009 was $724.1 million, an increase of $106.7 million, or 17.3%, as compared to cost of sales of  $617.4 million for fiscal 2008. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2009. The cost of the shell eggs purchased from outside producers increased due to the volume of shell eggs purchased from outside shell egg producers.   This fiscal year we produced 77% of the eggs sold by us, as compared to 79% for the previous year. Feed cost for fiscal 2009 was $.391 per dozen, compared to $.334 per dozen for the prior fiscal year, an increase of 17.1%.  Our average egg selling prices did not offset the increase in feed ingredient costs and higher costs incurred for egg purchases from outside egg producers, resulting in a decrease in gross profit from 32.6% of net sales for fiscal 2008 to 22.0% of net sales for fiscal 2009.

On a comparable basis, excluding the Acquisitions, cost of sales for fiscal 2009 was $656.7 million, an increase of $39.3 million, or 6.4%, as compared to cost of sales of $617.4 million for fiscal 2008.

Cost of sales for the thirteen-week period ended May 30, 2009 was $175.7 million, an increase of $12.1 million, or 7.4%, as compared to cost of sales of $163.6 million for the thirteen-week period ended May 31, 2008.  On a comparable basis, excluding the Acquisitions, cost of sales for the thirteen-week period ended May 30, 2009 was $150.6 million, a decrease of $13.0 million, or 7.9%, as compared to cost of sales of $163.6 million for the thirteen-week period ended May 31, 2008.

          Selling, General and Administrative Expenses.

	Fiscal Years Ended (52 weeks)
	Actual	Less: Acquisitions	Net
	May 30, 2009	May 30, 2009	May 30, 2009	May 31, 2008	Change
Category	(Amounts in thousands)
Stock compensation expense	$495	$-	$495	$7,071	$(6,576)
Specialty egg expenses	18,879	2,663	16,216	12,639	3,577
Payroll and overhead	19,220	2,132	17,088	16,758	330
Other expenses	17,951	3,845	14,106	16,748	(2,642)
Delivery expense	26,708	4,608	22,100	21,703	397
Total	$83,253	$13,248	$70,005	$74,919	$(4,914)

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $83.3 million in fiscal 2009, an increase of $8.4 million or 11.2%, as compared to $74.9 million for fiscal 2008. Excluding the Acquisitions, selling, general, and administrative expense for fiscal 2009 was $70.0 million, a decrease of $4.9 million, or 6.5%, as compared to $74.9 million for fiscal 2008.   Stock based compensation plans expense decreased $6.6 million for the current fiscal year due mainly to a decrease in the closing price of the Company’s common stock.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which decreased from $31.20 at May 31, 2008 to 24.37 at May 30, 2009, which is a 21.9% decline in the Company’s stock price.   Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.   The expense increase is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.    Payroll and overhead expenses increased primarily due to an increase in the cost of employee benefits which includes health insurance.   There was also a slight increase in salaries and wages.  Other selling, general, and administrative expenses decreased primarily due to a decrease in our insurance costs.  Our delivery expenses for the current thirteen-week period remained relatively unchanged.   As a percent of net sales, selling, general and administrative expense increased from 8.2% for fiscal 2008 to 8.9% for fiscal 2009.

	Fiscal Years Ended (13 weeks)
	Actual	Less: Acquisitions	Net
	May 30, 2009	May 30, 2009	May 30, 2009	May 31, 2008	Change
Category	(Amounts in thousands)
Stock compensation expense	$537	$-	$537	$(368)	$905
Specialty egg expenses	5,179	692	4,487	3,541	946
Payroll and overhead	5,501	967	4,534	5,178	(644)
Other expenses	4,658	2,231	2,427	5,939	(3,512)
Delivery expense	6,863	1,754	5,109	5,709	(600)
Total	$22,738	$5,644	$17,094	$19,999	$(2,905)

Selling, general and administrative expense was $22.7 million for the thirteen-week period ended May 30, 2009, an increase of $2.7 million or 13.5%, as compared to $20.0 million for the thirteen-week period ending May 31, 2008. Excluding the Acquisitions, selling, general, and administrative expense for the thirteen-week period ending May 30, 2009 was $17.1 million, a decrease of $2.9 million, or 14.5%, as compared to $20.0 million for the thirteen-week period ending May 31, 2008.  The decrease is primarily attributable to a decrease in our insurance costs.

          Operating Income (Loss).   As a result of the above, our operating income was $121.5 million for fiscal 2009, as compared to operating income of $223.6 million for fiscal 2008.  The operating income as a percent of sales for fiscal 2009 was 13.1%, as compared to operating income of 24.4% for fiscal 2008.

           Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other expense for fiscal 2009 was $464,000 as compared to other income of $7.8 million for fiscal 2008, a decrease of $8.2 million. We had higher average long-term borrowing balances and our average invested cash balances were lower.  The effect of higher average long-term borrowing balances and lower average invested cash balances this fiscal year was an increase in net interest expense. Other income decreased due to decreased equity in income of affiliates, which are also in the shell egg business.   Last year we recorded a gain on the sale of the fixed assets at our Albuquerque feed mill.  We did not have a similar fixed asset sale this fiscal year.  Our net interest expense includes the computation of non-cash interest expense, which is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC over the remaining acquisition period culminating with us having a 100% ownership interest in Hillandale, LLC. As a percent of net sales, other expense was .1% for fiscal 2009, as compared to other income of .9% for fiscal 2008.

           Income Taxes.   For the fiscal year ended, May 30, 2009, our pre-tax income was $121.0 million, as compared to $231.4 million for fiscal 2008.  Income tax expense of $41.5 million was recorded for fiscal 2009 with an effective income tax rate of 34.3%, as compared to $79.5 million for fiscal 2008 with an effective income tax rate of 34.4%. Our effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain employee stock option expense and the minority ownership in the profits and losses held in consolidated entities.

          Net Income.  As a result of the above, net income for fiscal 2009 was $79.5 million, or $3.34 per basic and diluted share, as compared to $151.9 million, or $6.41 per basic share and $6.40 per diluted share for fiscal 2008.

            Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended June 2, 2007

           Net Sales.  In fiscal 2008, approximately 94% of our net sales consisted of shell egg sales and approximately 5% was for sales of egg products, with the 1% balance consisting of sales of incidental feed sales to outside egg producers. Net sales for the fiscal year ended May 31, 2008 were $915.9 million, an increase of $317.8 million, or 53.1%, from net sales of $598.1 million for fiscal 2007.  In fiscal 2008 total dozens of eggs sold decreased and egg selling prices increased as compared to fiscal 2007. In fiscal 2008 total dozens of shell eggs sold were 678.5 million, a decrease of 6.9 million dozen, or 1.0%, compared to 685.4 million sold in fiscal 2007. Our average selling price of shell eggs increased from $.832 per dozen for fiscal 2007 to $1.260 per dozen for fiscal 2008, an increase of $.428 per dozen, or 51.4%.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.  Egg supply has been better balanced with demand resulting in favorable egg market conditions. According to statistics from the USDA, the number of table-egg laying hens was down from the previous year, which added continued support in balancing supply and demand in the shell egg market. An improved balance of supply and demand, led to higher average shell egg selling prices throughout the fiscal year ended May 31, 2008, as compared to the previous year.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended (52 weeks)
	May 31, 2008	June 2, 2007
	(Amounts in thousands)
Total net sales	$915,939	$598,128

Non-specialty shell egg sales	$736,968	$485,058
Specialty shell egg sales	121,229	86,619
Net shell egg sales	$858,197	$571,677

Net shell egg sales as a percent of total net sales	94%	96%

Non- specialty shell egg dozens sold	597,496	626,052
Specialty shell egg dozens sold	80,997	59,486
Total dozens sold	678,493	685,538

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2008, non-specialty shell eggs represented approximately 86% of our shell egg dollar sales, as compared to 85% for fiscal 2007.   Sales of non-specialty shell eggs accounted for approximately 88.0% of our total shell egg dozen volumes in fiscal 2008, as compared to 91.3% in fiscal 2007.

Specialty shell eggs include nutritionally enhanced, cage free and organic eggs.  They are a rapidly growing part of the shell egg market. In fiscal 2008, specialty shell eggs represented approximately 14% of our shell egg dollar sales, as compared to 15% for fiscal 2007. Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. Sales of specialty shell eggs accounted for approximately 12.0% of our total shell egg dozen volumes in fiscal 2008, as compared to 8.7% in fiscal 2007. Due to healthier eating trends, the volume of specialty eggs continues to increase.   From fiscal 2007 to fiscal 2008, the volume of specialty eggs sold increased by 36.2%.

For fiscal 2008 our egg product sales were $42.8 million, an increase of $28.9 million or 207.9%, as compared to $13.9 million for fiscal 2007.  Our consolidated net sales include the sales of egg products by AEP and Texas Egg Products, LLC.  For fiscal 2008, egg product sales for AEP were $25.5 million, as compared to $13.5 million for fiscal 2007, an increase of $12.0 million, or 88.9%.  The egg product sales for Texas Egg Products, LLC in fiscal 2008 were $17.3 million, as compared to $424,000 for fiscal 2007, an increase of $16.9 million.  As described in note 1 to the consolidated financial statements, Texas Egg Products, LLC is a variable interest entity of which the Company is the primary beneficiary.  Texas Egg Products, LLC began operations in fiscal 2007, and we consolidated 5 weeks of activity for fiscal 2007, as compared to 52 weeks in fiscal 2008. Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Cost of Sales.

The following table presents the key variables affecting our cost of sales.

	Fiscal Years Ended (52 Weeks)
	May 31, 2008	June 2, 2007
	(Amounts in thousands)
Cost of sales	$617,383	$479,504

Dozens produced	535,216	535,502
Dozens purchased outside	143,277	150,036
Dozens sold	678,493	685,538

Feed cost (price per dozen produced )	$.334	$.252
Farm production cost (price per dozen produced)	$.524	$.435
Outside egg purchases (average price paid per dozen)	$1.273	$.842

 Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 31, 2008 was $617.4 million, an increase of $137.9 million, or 28.8%, as compared to cost of sales of  $479.5 million for fiscal 2007. On a comparable basis, dozens produced decreased, dozens purchased from outside shell egg producers decreased and cost of feed ingredients increased in fiscal 2008. The cost of the shell eggs purchased from outside producers increased due to improved egg market selling prices.   For fiscal 2008 we produced 79% of the eggs sold by us, as compared to 78% for the previous year. Feed cost for fiscal 2008 was $.334 per dozen, compared to $.252 per dozen for the prior fiscal year, an increase of 32.5%.  Higher than average egg selling prices, more than offset the increase in feed ingredient costs and higher costs of purchases from outside egg producers, resulting in an increase in gross profit from 19.8% of net sales for fiscal 2007 to 32.6% of net sales for fiscal 2008.

          Selling, General and Administrative Expenses.

	Fiscal Years Ended (52 weeks)
	May 31, 2008	June 2, 2007	Change
Category	(Amounts in thousands)
Stock compensation expense	$7,071	$2,309	$4,762
Specialty egg expenses	12,639	10,129	2,510
Payroll and overhead	16,758	14,519	2,239
Other sga expenses	16,748	12,332	4,416
Delivery expense	21,703	21,105	598
Total	$74,919	$60,394	$14,525

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

Capital Resources and Liquidity. Our working capital at May 30, 2009 was $138.0 million compared to $121.6 million at May 31, 2008. Our current ratio was 2.33 at May 30, 2009 as compared with 2.18 at May 31, 2008. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $3.9 million of which was utilized for standby letters of credit at May 30, 2009. Our long-term debt at May 30, 2009, including current maturities, amounted to $129.8 million, as compared to $97.2 million at May 31, 2008.

For the fiscal year ended May 30, 2009, $111.3 million in net cash was provided by operating activities. This compares to $158.4 million of net cash provided for the fiscal year ended May 31, 2008. For fiscal 2009, $21.5 million was used for the purchase of short-term investments, $15.4 million was provided from the sale of short-term investments, and net $778,000 was provided from notes receivable and other investments. Approximately $128,000 was provided from disposal of property, plant and equipment, $26.1 million was used for purchases of property, plant and equipment and $14.6 million was used for an additional acquisition of the Hillandale business. We used $29.6 million for the acquisition of Zephyr Egg, LLC, and $61.6 million for the acquisition of Tampa Farm, LLC. Approximately $35.3 million was used for payments of dividends on the common stock, and $23.0 million was used for principal payments on long-term debt. We received $427,000 from the issuance of common stock from the treasury through the exercise of stock options. Approximately $55.7 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of approximately $28.0 million.

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

Substantially all trade receivables, auction rate securities and inventories collateralize our lines of credit and property, plant and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures not to exceed $60,000,000 in any twelve month period, lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 30, 2009, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Under the terms of our Agreement with Hillandale and the Hillandale shareholders, a new Florida limited liability company named Hillandale, LLC was formed. In fiscal 2006, we purchased 51% of the Units of Membership in Hillandale, LLC for cash of approximately $27.0 million, with the remaining Units to be acquired in essentially equal annual installments over a four-year period. The purchase price of the Units is equal to their book value as calculated in accordance with the terms of the Agreement. In fiscal 2007, we purchased, pursuant to the Agreement, an additional 13% of the Units of Membership for $6.1 million from our cash balances. In fiscal 2008, we purchased an additional 12% of the Units of Membership for $6.8 million from our cash balances. During fiscal 2008, an additional payment of $5.7 million was paid on the purchase obligation. During fiscal 2009, we purchased an additional 12% of the Units of Membership for $9.2 million from our cash balances. During fiscal 2009, we made additional payments totaling $5.4 million on the purchase obligation. We have recorded the obligation to acquire the remaining 12% at its estimated present value of $8.4 million at May 30, 2009. The actual remaining purchase price may be higher or lower when the acquisitions are completed. Future funding is expected to be provided by our cash balances and borrowings under our existing credit facilities.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, TX to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The expected cost is approximately $30.0 million. Completion of this facility was estimated to be in January 2010. As of May 30, 2009 capital expenditures related to construction of this complex totaled $27.2 million. The remaining future capital expenditures will be funded by cash flows from operations, existing lines of credit and additional long-term borrowings.

On July 9, 2009 the Company’s egg complex in Farwell, Texas, was damaged by a fire. The 700 acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. There were no personal injuries and minimal physical damage was sustained to the rest of the complex.

Prior to the fire, the Farwell complex could house up to 1.5 million laying hens and accounted for approximately three to four percent of the Company’s weekly production. This facility, as well as all of the Company’s other facilities, are fully insured for their replacement value, including the estimated loss of production. It is too early to estimate the total amount of gain or loss that will ultimately be recognized due to this fire. Based on preliminary estimates, the Company has determined that the net book value of plant, and equipment lost due to this casualty is approximately $6.8 million. The Company believes that this will have minimal financial impact on our operations and do not expect any long-term disruption to our customers. Due to this casualty, estimated completion time for this facility will probably be delayed by an additional year to January 2011.

Delta Egg Farm, LLC, an unconsolidated affiliate, is constructing an organic egg production and distribution facility near our Chase, Kansas location. The cost of construction is estimated to be approximately $13.0 million. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of additional debt undertaken to fund construction of this facility. We are currently a guarantor of approximately $6.9 million of long-term debt of Delta Egg Farm, LLC.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At May 30, 2009 the fair value of our auction rate securities was $2.8 million below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in fiscal 2009 in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

Since our last fiscal year, ended May 31, 2008, we have liquidated two of our auction rate securities at par. On July 10, 2008, we liquidated one auction rate security at par value for $4.5 million with accrued interest after this security was called by the original issuer. On January 30, 2009, UBS redeemed a $4.5 million auction rate security at par with accrued interest after this security was called by the issuer.

The Company entered into and borrowed proceeds under a revolving line of credit with UBS. This revolving line of credit is collateralized by auction rate securities in our account with UBS. As of May 30, 2009, the balance owed under this revolving line of credit was $25.2 million. This revolving line of credit is a net no cost loan. Thus, the interest expense on this revolving line of credit is equal to the interest income we receive on the auction rate securities held in our account. This loan becomes due and payable as the auction rate securities are liquidated. Attributable to this payback feature, we have classified the entire amount owed under this revolving line of credit as long-term debt, since the auction rate securities that collateralize this debt are correspondingly classified as long-term assets.

Assets measured at fair value

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

• Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 2

We classified our current investment securities – available-for-sale as level 2. These securities consist of pre-funded municipal bonds and certificates of deposit with maturities of three to six months, when purchased. Due to the nature of these securities they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3

We classified our long-term investment securities – trading, which consist of auction rate securities, as level 3. Our auction rate securities consist of two types: formulaic muni auction rate securities and student loan auction rate securities. The formulaic muni auction rate securities are municipal securities whose maximum rates are generally based on an index multiplied by a percentage (which is based on the rating of the security). The student loan auction rate securities are securities issued by student loan trusts.

For the formulaic muni auction rate securities, the observable inputs include credit risk, and yields or spreads of fixed rate municipal bonds issued by the same or comparable issuers. The unobservable input for the formulaic muni auction rate securities is the assessment of the likelihood of redemption. For the student loan auction rate securities, the observable inputs include, tax status, credit risk, duration, insurance wraps, and the portfolio composition, future cash flows based on maximum rate formulas, and estimates of observable market data including yields or spreads of trading instruments that are similar of comparable. The unobservable input for the student loan auction rate securities are the likelihood of redemption. Due to the combination of observable and unobservable inputs, we believe that level 3 is the proper classification.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008. We have elected the fair value option for our Auction Rate Security Rights. We agreed to accept these Auction Rate Security Rights from UBS on November 3, 2008.

We currently have a $1.6 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150 related to this liability. However, while these current payments reduce cash balances, payment of the $1.6 million deferred tax liability would not impact our consolidated statement of income or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

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

Off-Balance Sheet Arrangements

The Company owns 50% of the membership interest in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $13.8 million at May 30, 2009. Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized. On July 11, 2008, this debt was refinanced for a term of ten years. There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near, Chase, Kansas costing approximately $13.0 million.

 Contractual Obligations

  The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7, and on lease obligations in Note 6, of Notes to Consolidated Financial Statements. The table includes the obligation incurred by us for the Hillandale acquisition, which is subject to change, because the exact amounts of which are to be determined under the terms of the Agreement. At the closing of the Hillandale transaction on October 12, 2005, we purchased 51% of the Units of Membership in Hillandale, LLC. In August 2006, in accordance with the Agreement, we purchased, for $6.1 million, an additional 13% of the Units of Hillandale, LLC based on their book value as of July 29, 2006. In August 2007, we purchased, for $6.8 million, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 28, 2007. During fiscal 2008, an additional payment of $5.7 million was paid on the purchase obligation. In August 2008, we purchased, for $9.2 million, an additional 12% of the Units of Hillandale, LLC based on their book value as of July 26, 2008. During fiscal 2009, additional payments totaling $5.4 million were paid on the purchase obligation. Our ownership of Hillandale, LLC currently is 88%. Our obligation to acquire the remaining 12% of Hillandale, LLC is recorded at its present value of $8.4 million as of May 30, 2009, which is included in current liabilities in the accompanying consolidated balance sheet. We will purchase the remaining 12% of Hillandale LLC based on the book value of the Membership Units as of July 25, 2009.

	Total	2010	2011	2012	2013	2014	Over 5 years
Long-term debt	$129,789	$13,806	$36,784	$9,960	$10,066	$9,430	$49,743
Purchase obligation	8,400	8,400	-	-	-	-	-
Operating leases	7,990	2,659	1,718	1,165	977	449	1,022
Total	$146,179	$24,865	$38,502	$11,125	$11,043	$9,879	$50,765

 Impact of Recently Issued Accounting Standards.

Adopted

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

 Our financial assets consisted of current investment securities available-for-sale at May 30, 2009 which we consider to be classified as Level 2 and our long-term investment securities classified as trading which we consider to be classified as Level 3.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008. We have elected the fair value option for our Auction Rate Security Rights. We agreed to accept these Auction Rate Security Rights from UBS on November 3, 2008.

Not Yet Adopted

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of Accounting Research Bulletin (“ARB”) (“FAS 160”).” FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 160 may have on its consolidated results of operations and financial position.

In April 2008, the FASB posted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This statement is effective for the Company in fiscal 2010. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This statement is effective for the Company in fiscal 2010. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. FAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. FAS 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009, which corresponds to the Company’s first quarter of fiscal 2010.

In June 2009, the FASB issued FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. This statement is effective for the Company in fiscal 2011. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of FAS 168 will not have an impact on the Company’s consolidated financial statements.

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

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $16.4 million at May 30, 2009. The combined total assets and total liabilities of these companies were approximately $100.3 million and $55.0 million, respectively, at May 30, 2009. We are a guarantor of approximately $6.9 million of long-term debt of one of the affiliates.

Goodwill. At May 30, 2009, our goodwill balance represented 3.9% of total assets and 6.8% of stockholders’ equity. Goodwill relates to the following:

Fiscal Period	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revision to purchase price for incremental purchase of Hillandale	9,257
2009	Revision to purchase price for incremental purchase of Hillandale	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
	Total Goodwill	$22,455

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $4.3 million at May 30, 2009.

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

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At May 30, 2009 the fair value of our auction rate securities was $2,814 below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in fiscal 2009 in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

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

2.    Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 30, 2009. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

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

4.    Management has determined that our internal control over financial reporting as of May 30, 2009 is effective and that there is no material weakness in our internal control over financial reporting as of that date. In that connection, a “material weakness,” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

5.    The attestation report of FROST, PLLC on management’s assessment of our internal control over financial reporting, which includes that firm’s opinion on management’s assessment of the effectiveness of internal control over financial reporting and opinion on the effectiveness of internal control over financial reporting, is set forth below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing that the risks that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated August 10, 2009 expressed an unqualified opinion.

FROST, PLLC /s/

Certified Public Accountants

Little Rock, Arkansas
August 10, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2009 and May 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(c). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2009 and May 31, 2008 and the consolidated results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 10, 2009, expressed an unqualified opinion.

FROST, PLLC /s/

Certified Public Accountants

Little Rock, Arkansas
August 10, 2009

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
	May 30	May 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$66,883	$94,858
Investments securities available-for-sale	15,165	-
Receivables:
Trade receivables, less allowance for doubtful
accounts of $394 in 2009 and $313 in 2008	43,682	44,793
Other	946	3,137
	44,628	47,930

Inventories	97,535	76,766
Prepaid expenses and other current assets	17,474	4,711
Total current assets	241,685	224,265

Other assets:
Investments securities trading	33,150	-
Investments securities available-for-sale	-	40,754
Other investments	18,069	13,421
Goodwill	22,455	13,452
Other intangible assets	15,056	302
Other long-lived assets	2,472	2,549
	91,202	70,478
Property, plant and equipment, less accumulated
depreciation	249,958	206,493
Total assets	$582,845	$501,236

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$40,327	$35,691
Accrued dividends payable	3,422	12,186
Accrued wages and benefits	9,559	9,111
Accrued expenses and other liabilities	8,537	10,964
Current maturities of purchase obligation	8,400	10,358
Current maturities of long-term debt	13,806	11,470
Deferred income taxes	19,635	12,935
Total current liabilities	103,686	102,715

Long-term debt, less current maturities	115,983	85,680
Non-controlling interests in consolidated entities	958	1,687
Purchase obligation, less current maturities	-	9,598
Other noncurrent liabilities	3,532	4,120
Deferred income taxes	26,635	21,756
Total liabilities	250,794	225,556

Commitments and contingencies – See Notes 7,8,9, and 11

Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2009 and 2008
Issued 35,130 shares in 2009 and 2008 with
21,389 and 21,317 shares outstanding respectively	351	351
Class A common stock, $.01 par value
Authorized shares - 2,400 in 2009 and 2008
Issued and outstanding shares - 2,400 in 2009 and 2008	24	24
Paid-in capital	32,098	29,697
Retained earnings	320,623	267,616
Common stock in treasury, at cost, –13,741 shares in 2009
and 13,813 in 2008	(21,045)	(21,156)
Accumulated other comprehensive loss	-	(852)
Total stockholders' equity	332,051	275,680
Total liabilities and stockholders' equity	$582,845	$501,236
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	Fiscal years ended
	May 30	May 31	June 2
	2009	2008	2007
Net sales	$928,812	$915,939	$598,128
Cost of sales	724,085	617,383	479,504
Gross profit	204,727	298,556	118,624
Selling, general and administrative	83,253	74,919	60,394
Operating income	121,474	223,637	58,230

Other income (expense):
Interest expense	(7,096)	(7,712)	(6,987)
Interest income	2,054	3,618	1,112
Equity in income of affiliates	2,612	6,324	1,699
Non-controlling interest	(324)	(175)	286
Other, net	2,290	5,699	1,921
	(464)	7,754	(1,969)
Income before income taxes	121,010	231,391	56,261
Income tax expense	41,510	79,530	19,605
Net income	$79,500	$151,861	$36,656

Net income per share:
Basic	$3.34	$6.41	$1.56
Diluted	$3.34	$6.40	$1.55
Weighted average shares outstanding:
Basic	23,769	23,677	23,526
Diluted	23,811	23,733	23,599

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Total
Balance at June 3, 2006	35,130	$351	2,400	$24	14,039	$(21,483)	$28,700	$112,183	$-	$119,775

Cash dividends paid ($.05 per common share) *	-	-	-	-	-	-	-	(1,172)	-	(1,172)
Issuance of common stock from treasury	-	-	-	-	(102)	137	125	-	-	262
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	218
Net income for fiscal 2007	-	-	-	-	-	-	-	36,656	-	36,656

Balance at June 2, 2007	35,130	351	2,400	24	13,937	(21,346)	29,043	147,667	-	155,739

Dividends *	-	-	-	-	-	-	-	(31,912)	-	(31,912)
Issuance of common stock from treasury	-	-	-	-	(124)	190	436	-	-	626
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	218
Net income for fiscal 2008	-	-	-	-	-	-	-	151,861	-	151,861
Other comprehensive loss (net of tax $544)	-	-	-	-	-	-	-	-	(852)	(852)
Total comprehensive income										151,009

Balance at May 31, 2008	35,130	$351	2,400	$24	13,813	$(21,156)	$29,697	$267,616	$(852)	$275,680

Dividends *	-	-	-	-	-	-	-	(26,493)	-	(26,493)
Issuance of common									-
stock from treasury	-	-	-	-	(72)	111	2,183	-	-	2,294
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	218
Net income for fiscal 2009	-	-	-	-	-	-	-	79,500	-	79,500
Other comprehensive gain (net of tax $544)	-	-	-	-	-	-	-	-	852	852
Total comprehensive income										80,352

Balance at May 30, 2009	35,130	$351	2,400	$24	13,741	$(21,045)	$32,098	$320,623	$-	$332,051

*
For Fiscal 2007, dividends paid at $.05 per common share. For Fiscal 2008, dividends paid at $.05 per common share for the 1st and 2nd quarters, and for the 3rd and subsequent quarter the dividend was determined from one third of net income. For Fiscal 2009, dividends for the entire fiscal year were determined from one third of net income. Class A shares were paid at 95% of the common stock dividend rate. Effective October 2, 2008, the Class A shares were paid at the same rate as the common shares.

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 31	May 31	June 2
	2009	2008	2007
Cash flows from operating activities
Net income	$79,500	$151,861	$36,656
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	28,076	25,320	21,476
Deferred income taxes	11,035	3,659	1,205
Equity in income of affiliates	(2,612)	(6,324)	(1,699)
Gain (loss) on disposal of property, plant and
equipment	(10)	(1,657)	38
Stock compensation expense (benefit), net of amounts paid	(2,722)	4,531	1,650
Interest on purchase obligation	477	942	882
Net change in non-controlling interest in consolidated entities	(728)	(207)	975
Change in operating assets and liabilities, net
of effects from acquisitions
Receivables and other assets	(3,580)	(13,305)	(8,097)
Inventories	(2,911)	(14,558)	47
Accounts payable, accrued expenses
and other liabilities	4,757	8,154	6,591
Net cash provided by operating activities	111,282	158,416	59,724

Cash flows from investing activities
Purchases of investments	(21,453)	(122,825)	(43,250)
Sales of investments	15,388	120,175	28,750
Acquisition of businesses, net of cash acquired	(91,223)	-	(12,053)
Payments received on notes receivable and
from investments	1,674	1,199	1,453
Purchases of property, plant and equipment	(26,112)	(31,686)	(23,472)
Increase in notes receivable and investments	(896)	(668)	(1,202)
Net proceeds from disposal of property,
plant and equipment	128	2,470	503
Net cash used in investing activities	(122,494)	(31,335)	(49,271)

Cash flows from financing activities
Long-term borrowings	55,661	-	29,500
Principal payments on long-term debt	(23,022)	(15,702)	(31,204)
Payment of purchase obligation	(14,561)	(12,529)	(6,102)
Proceeds from issuance of common stock from
treasury	427	626	262
Payments of dividends	(35,268)	(19,650)	(1,172)
Net cash used in financing activities	(16,763)	(47,255)	(8,716)
Increase (decrease) in cash and cash equivalents	(27,975)	79,826	1,737

Cash and cash equivalents at beginning of year	94,858	15,032	13,295
Cash and cash equivalents at end of year	$66,883	$94,858	$15,032

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$44,327	$82,223	$15,679
Interest (net of amount capitalized)	6,164	7,302	6,426

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 30, 2009

1. Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) and variable interest entities in which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business
The Company is engaged in the production, processing and distribution of shell eggs. The Company's operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company's sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer's financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management's expectations. Two affiliated customers, on a combined basis, accounted for 32.9%, 36.5% and 36.9% of the Company's net sales in fiscal 2009, 2008 and 2007, respectively.

 Fiscal Year
The Company's fiscal year-end is on the Saturday nearest May 31, which was May 30, 2009 (52 weeks), May 31, 2008 (52 weeks), June 2, 2007 (52 weeks), for the most recent three fiscal years.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Variable Interest Entities

Financial Accounting Standards Board Interpretation (“FASB”) No. 46 (revised), “Consolidation of Variable Interest Entities,” ("FIN 46") requires variable interest entities ("VIEs”) to be consolidated if a party with ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.

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

Total assets of the three VIEs for which the Company is the primary beneficiary totaled $2,772 for fiscal 2009 and $2,851 for fiscal 2008, net of elimination of intercompany balances. The total assets of the three VIEs for which the Company is the primary beneficiary represent 0.5% and 0.6 % of the total assets shown in the consolidated balance sheets for fiscal periods 2009 and 2008, respectively.

We are the primary beneficiary for all our VIEs. Accordingly, they are consolidated in our financial statements. The classifications of assets and liabilities in the Company’s consolidated balance sheet associated with our VIEs are as follows at May 30, 2009, and May 31, 2008:

	May 30, 2009	May 31, 2008
Current assets
Cash	$763	$406
Receivables
Trade receivables, less allowance for doubtful accounts of $18 and $24, respectively	892	1,532
Inventories	347	269
Prepaid expenses and other current assets	107	154
Total current assets	2,109	2,361

Other long-lived assets	489	236
Property, plant and equipment, less accumulated depreciation	174	254
Total assets	$2,772	$2,851

Current liabilities
Accounts payable	$786	$1,004
Accrued expenses	34	57
Total current liabilities	820	1,061

Total liabilities	820	1061

Net assets	$1,952	$1,791

In July 2009, Texas Egg, LLC was merged into South Texas Protein, LLC. The Company now has a 43% ownership in South Texas Protein, LLC.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, cash balances may be in excess of the FDIC insurance limits. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

Investment Securities
Our investment securities consist of auction rate securities that we classify as trading, and prefunded municipal bonds which we classify as available for sale. Investment securities available-for-sale are accounted for in accordance with FASB No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. Trading securities are bought and held principally for the purpose of selling them. Unrealized holding gains and losses for trading securities are included in earnings.

Our auction rate securities were purchased from UBS Financial Services, Inc. (“UBS”) and are long-term debt obligations, which were rated AAA at the date of purchase. Although some of the obligations have maintained their AAA rating some of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in our condensed consolidated balance sheets at May 31, 2008 and May 30, 2009. Net unrealized holding losses on available-for-sale securities of $852, net of income taxes, are included in accumulated other comprehensive loss as of May 31, 2008.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At May 30, 2009 the fair value of our auction rate securities was $2,814 below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in fiscal 2009 in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities and the related Rights as long-term investments until June 30, 2009, one year prior to the expected settlement.

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

At May 30, 2009, we have $15,165 of current investment securities available-for-sale consisting primarily of pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at May 30, 2009 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

Investment in Affiliates
The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or when we exercise significant influence over the entity. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. Nonmarketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $43,682 at May 30, 2009 and $44,793 at May 31, 2008. Trade receivables are presented net of allowance for doubtful accounts of $394 at May 30, 2009 and $313 at May 31, 2008. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Collateral is generally not required. Credit losses have consistently been within management’s expectations. We have concentrations of credit risk with two affiliated customers. We determine that a concentration of credit risk exists when any one customer and its affiliates represents greater than 10% of trade receivables. At May 30, 2009 and May 31, 2008, the two affiliated customers accounted for 30% and 34% of the Company’s trade accounts receivable, respectively.

Allowance for Doubtful Accounts
In the normal course of business, we extend credit to our customers on a short-term basis based upon an evaluation of each customer’s financial condition and credit history. Collateral is generally not required. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property, plant, and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Impairment of Long-Lived Assets
The Company reviews the carrying value of long-lived assets, other than goodwill, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows (undiscounted and without interest charges) are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Intangible Assets
Included in other assets are loan acquisition costs, which are amortized over the life of the related loan. Separable intangible assets, which include franchise fees, non-compete agreements and customer relationship intangibles, are amortized over their estimated useful lives of 3 to 25 years.

Goodwill
Goodwill represents the excess of cost of business acquisitions over the fair value of the net identifiable net assets acquired. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

Accrued Self Insurance
We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends
Effective November 30, 2007, the Company’s Board of Directors approved the adoption of a variable dividend policy to replace the Company’s fixed dividend policy. Commencing with the third quarter of fiscal 2008, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except that effective July 23, 2009 the Board of Directors approved a changed in the dividend policy whereby for the fourth fiscal quarter only, the Company will pay dividends to shareholders of record on the 70th day after the quarter end, and are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. As of fiscal 2009 & fiscal 2008, we accrued dividends payable of $3,422 and $12,186 respectively, applicable to the Company’s fourth quarter net income for each fiscal year.

The amount of the dividend payable on each share of Class A Common Stock was payable in an amount equal to 95% of the amount paid on each share of Common Stock. Effective October 2, 2008, our Class A Common Stock is paid at a rate equal to the rate on our Common Stock.

Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Revenue Recognition and Delivery Costs
The Company recognizes revenue only when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectability is reasonably assured.

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $26,708, $21,703, and $21,105, in fiscal 2009, 2008 and 2007, respectively.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising costs were $1,190 in fiscal 2009, $778 in fiscal 2008, and $745 in fiscal 2007. On a comparable basis, excluding the acquisition of Tampa Farms, LLC and Zephyr Egg, LLC, advertising cost for fiscal 2009 was $872.

Income Taxes
Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation
The Company accounts for share based payments under the provisions of FASB Statement No. 123(R), “Share Based Payments” (“FAS 123(R)”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

Net Income per Common Share
Basic net income per share is based on the weighted average common shares outstanding. Diluted net income per share includes any dilutive effects of options and warrants outstanding.

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options. The computations of basic net income per share and diluted net income per share are as follows

	May 30, 2009	May 31, 2008	June 2, 2007
Net income	$79,500	$151,861	$36,656
Basic weighted-average common shares	23,769	23,677	23,526
Effect of dilutive securities:
Common stock options	42	56	73
Dilutive potential common shares	23,811	23,733	23,599
Net income per common share:
Basic	$3.34	$6.41	$1.56
Diluted	$3.34	$6.40	$1.55

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Impact of Recently Issued Accounting Standards

Adopted

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

 Our financial assets consisted of current investment securities available-for-sale at May 30, 2009 which we consider to be classified as Level 2 and our long-term investment securities classified as trading which we consider to be classified as Level 3.

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.   We have elected the fair value option for our Auction Rate Security Rights.  We agreed to accept these Auction Rate Security Rights from UBS on November 3, 2008.

Not Yet Adopted

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of Accounting Research Bulletin (“ARB”) (“FAS 160”).” FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which will begin with our 2010 fiscal year. Earlier adoption is prohibited. The Company is currently assessing the effect FAS 160 may have on its consolidated results of operations and financial position.

In April 2008, the FASB posted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This statement is effective for the Company in fiscal 2010. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This statement is effective for the Company in fiscal 2010. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. FAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. FAS 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009, which corresponds to the Company’s first quarter of fiscal 2010.

In June 2009, the FASB issued FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. This statement is effective for the Company in fiscal 2011.  Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of FAS 168 will not have an impact on the Company’s consolidated financial statements.

2.  Acquisitions

Hillandale, LLC Acquisition
The Company entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, "Hillandale"), and the Hillandale shareholders (the "Agreement"). Under the terms of the Agreement, the Company acquired 51% of the units of membership in Hillandale, LLC for cash of approximately $27,000 October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value at the time of purchases as calculated in accordance with the terms of the Agreement. The total preliminary purchase price was estimated to be as follows:

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

In August 2006, in accordance with the Agreement, The Company purchased, for $6,102, an additional 13% of the units of membership of Hillandale, LLC based on the book value as of July 29, 2006.  In August 2007, in accordance with the Agreement, The Company purchased, for $6,769, an additional 12% of the units of membership of Hillandale, LLC based on the book value as of July 28, 2007.  During fiscal 2008, an early payment of $5,700 was paid on the purchase obligation.  The Company’s obligation to acquire the remaining 24% of Hillandale, LLC was recorded at its present value of $19,956 as of May 31, 2008 of which $10,358 is included in current liabilities and $9,598 is included in other non-current liabilities in the accompanying consolidated balance sheet.  In August 2008, in accordance with the Agreement, the Company purchased, for $9,185, an additional 12% of the units of membership of Hillandale, LLC based on the book value as of July 26, 2008.   During fiscal 2009, early payments of $5,376 were paid on the purchase obligation.   The Company’s obligation to acquire the remaining 12% of Hillandale, LLC is recorded at its present value of $8,400 as of May 30, 2009, all of which is included in current liabilities in the accompanying consolidated balance sheet. The Company will purchase the final 12% of Hillandale LLC based on the book value of the units of membership as of July 25, 2009.

During fiscal 2009 and 2008, the Company revised the estimated purchase obligation upward for the remaining 12% and 24% interest, respectively, to be acquired in Hillandale, LLC, based on the effect of the expected earnings increase on the book value of the membership units.  For fiscal 2009 and 2008, this additional cost exceeded the estimated fair value of net assets acquired by $2,527 and $9,257 respectively, which has been assigned to goodwill on our consolidated balance sheets.

Hillandale, LLC's production facilities are principally located in Florida. Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities.

Prior to the acquisition, the Company had a 44% membership interest in American Egg Products, LLC ("AEP") and Hillandale, LLC had a 27.5% membership interest in AEP. Prior to the acquisition of Hillandale, LLC, the Company's membership in AEP was accounted for by the equity method. Effective with our acquisition of Hillandale, LLC, the Company acquired a majority of the membership interest in AEP. Accordingly, the financial statements of AEP have been consolidated with our financial statements.  AEP, located in Georgia, processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry.  AEP has contract shell egg production for approximately 50% of its shell egg requirements and purchases the balance from regional egg markets.

Green Forest Foods, LLC Acquisition

As of June 3, 2006, the Company owned 50 percent of Green Forest Foods, LLC, which was accounted for under the equity method of accounting.  On January 24, 2007, we purchased the remaining 50 percent interest in Green Forest Foods, LLC for $2,000 in cash. We allocated the purchase price to the net assets acquired consisting principally of flock inventories and facilities leased under a capital lease. Effective with the purchase, the results of operations of Green Forest Foods, LLC are consolidated in the Company’s financial statements.  Green Forest Foods, LLC located in Green Forest, Arkansas, had been jointly owned and operated by Pier 44 Properties, LLC, an unaffiliated entity, and the Company, since January 2006. Subsequent to the acquisition, the Company paid the capital lease obligation of approximately $10,500 in full. Green Forest Foods, LLC produces, processes, and markets eggs from approximately one million laying hens, along with pullet growing for replacements.

Benton County Foods, LLC Acquisition

On April 20, 2007, through our 90% owned subsidiary, Benton County Foods, LLC, we acquired the assets and business of the shell egg division of George’s, Inc., an unaffiliated entity, located near Siloam Springs, Arkansas.  Benton County Foods, LLC is a newly formed company jointly owned by the Company and PW3 Holdings, LLC, an unaffiliated entity. The purchase price totaled $10,900 in cash. The assets acquired include approximately one million laying hens, and a feed mill in Watts, Oklahoma. As part of this acquisition, Benton County Foods, LLC will lease growing facilities from George's Inc. for replacement pullets. CCF Brands (an affiliate of PW3 Holdings, LLC) has a supply agreement in place for approximately 50 percent of the eggs produced by the Benton County Foods, LLC. Eggs are marketed to retail food businesses and food service distributors in the south central region of the United States. The results of operations of the shell egg business acquired are included in the Company’s consolidated financial statements subsequent to the acquisition date.

On August 10, 2009, we purchased the remaining 10% minority ownership interest in Benton County Foods, LLC for $508.

Zephyr Egg, LLC Acquisition

On June 27, 2008, we purchased substantially all of the operating assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms (together, “Sellers”), located in Zephyrhills, FL and transferred those assets to a new Limited Liability Company, Hillandale Foods, LLC, formed on that date.   Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the Limited Liability Company to Zephyr Egg, LLC.   We own 100% of the membership interests in Zephyr Egg, LLC.  The purchase price totaled $29,579 based upon the final valuation of the assets acquired.  The purchase price was funded from our available cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers 12.58% interest in American Egg Products, Inc., in which the Company already had a majority interest.  Zephyr Egg, LLC’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,610
Inventories	5,886
Other investments	1,532
Property, plant, and equipment	12,375
Intangible assets	5,300
Goodwill	1,876
Total asset acquired	29,579
Total liabilities assumed	-
Net assets acquired	$29,579

The purchase price exceeded the fair values of the tangible assets acquired by $7,176.  Of this amount $5,300 represents the cost of acquired intangible assets, which is made up of franchise rights of $1,600 (8-year useful life), customer relationship intangible of $2,200 (8-year useful life) and a non-compete agreement of $1,500 (3-year useful life). The remainder of the excess purchase price, amounting to $1,876 was recorded as goodwill, of which the entire amount is expected to be deductible for income tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Zephyr Egg, LLC.

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

The assets acquired by the Company include approximately four million laying hens in modern, in-line facilities, pullet growing facilities, two feed mills and a fleet of delivery trucks for both eggs and feed.  In addition, the Company acquired the 4-GrainTM brand of specialty eggs, certain flocks of contract laying hens, and the Seller’s 12.88% interest in American Egg Products, Inc, which gives us approximately a 99.5% ownership interest in American Egg Products, Inc.  To facilitate the sale of the Seller’s Business, the Seller transferred all of its assets, but none of its liabilities, to Tampa Farms, LLC (“Tampa Farms”), a Florida limited liability company. Under the Agreement, the Seller sold to the Company all of the issued and outstanding membership interests (the “Membership Interests”) of Tampa Farms to the Company in accordance with the terms of the Agreement.

The final purchase price for the Membership Interests was $61,644, which was paid from the Company’s available funds.  The Company completed the acquisition of the Seller’s Business on December 11, 2008. Tampa Farms’ results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Inventories	$11,971
Prepaid expenses	350
Other investments	901
Property, plant, and equipment	33,222
Intangible assets	10,600
Goodwill	4,600
Total asset acquired	61,644
Total liabilities assumed	-
Net assets acquired	$61,644

The purchase price exceeded the fair values of the tangible assets acquired by $15,200.  Of this amount $10,600 represents the cost of acquired intangible assets, which is made up of franchise rights of $1,900 (8-year useful life) and a customer relationship intangible of $8,700 (8-year useful life). The remainder of the excess purchase price, amounting to $4,600 was recorded as goodwill, of which the entire amount is expected to be deductible for tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Tampa Farms, LLC.

The following unaudited pro forma information was prepared assuming that the acquisitions of Zephyr Egg, LLC and Tampa Farms, LLC had taken place at the beginning of fiscal 2008. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	May 30, 2009	May 31, 2008
Net sales	$992,054	$1,157,285
Net income	81,301	175,298
Net income per share – basic	3.42	7.40
Net income per share - diluted	3.41	7.39

3.  Investment in Affiliates

The Company owns 50% each of Specialty Eggs LLC and Delta Egg Farm, LLC ("Delta Egg") and 33.3% of Dallas Reinsurance, Co., LTD. as of May 30, 2009.  Investment in affiliates, recorded using the equity method of accounting are included in “Other Investments” in the accompanying consolidated balance sheets and totaled $16,444 and $12,189 at May 30, 2009 and at May 31, 2008, respectively.  Equity in income of $2,612, $6,324, and $1,699, from these entities has been included in the consolidated statements of income for fiscal 2009, 2008, and 2007, respectively.

The Company is a guarantor of 50% of Delta Egg's long-term debt, which totaled approximately $13,750 at May 30, 2009.  Delta Egg's long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

At May 30, 2009 and May 31, 2008, "Other Investments" as shown on the Company's consolidated balance sheet include the cost of an investment in Egg-Land's Best, Inc., in which the Company has a 29.1% and 25.9% equity interest, respectively at those dates. Egg-Land’s Best operates as a cooperative.   The Company cannot exert significant influence over Egg-Land's Best, Inc.'s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 30, 2009 and May 31, 2008 was $768 and $440, respectively.

4.  Inventories

Inventories consisted of the following:

	May 30 2009	May 31 2008
Flocks	$64,040	$49,176
Eggs	6,880	5,095
Feed and supplies	26,615	22,495
	$97,535	$76,766

5. Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at May 30, 2009 and May 31, 2008:

	May 30, 2009	May 31, 2008
Refundable income taxes	$16,065	$2,292
Prepaid insurance	660	1,843
Other prepaid expenses	459	404
Other current assets	290	172
	$17,474	$4,711

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following:

		Other Intangibles
	Goodwill	Franchise rights	Customer relationships	Non-compete agreements	Total
Balance June 2, 2007	$4,195	$354	$-	$-	$4,549
Additions	9,257	-	-	-	9,257
Amortization	-	(52)	-	-	(52)
Balance May 31, 2008	13,452	302	-	-	13,754
Additions	9,003	3,979	10,900	1,500	25,382
Amortization	-	(367)	(796)	(462)	(1,625)
Balance May 30, 2009	$22,455	$3,914	$10,104	$1,038	$37,511

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows:

	May 30, 2009		May 31, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Franchise rights	$5,284	$(1,370)	$1,305	$(1,003)
Customer relationships	10,900	(796)	-	-
Non-compete agreements	1,500	(462)	-	-
Total	$17,684	$(2,628)	$1,305	$(1,003)

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended May 30, 2009, and May 31, 2008, totaled $1,625 and $52, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For fiscal period	Estimated amortization expense
2010	$2,383
2011	2,383
2012	1,922
2013	1,883
2014	1,883
Thereafter	4,602
Total	$15,056

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 30	May 31
	2009	2008
Land and improvements	$57,277	$44,923
Buildings and improvements	196,339	167,312
Machinery and equipment	220,170	183,155
Construction-in-progress	5,541	14,936
	479,327	410,326
Less: accumulated depreciation	229,369	203,833
	$249,958	$206,493

Depreciation expense was $27,933, $24,965 and $21,164 in fiscal 2009, 2008 and 2007, respectively.

We are constructing a new integrated layer production complex in Farwell, TX to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. We expected to complete this facility in January 2010 at a cost of approximately $30 million.  As of May 30, 2009 capital expenditures related to construction of this complex totaled $27.2 million.  The remaining future capital expenditures will be funded by cash flows from operations or additional borrowings as necessary.  Due to the fire at this facility subsequent to year end as explained in note 17, completion of this facility may be delayed by up to one year.

8.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 30, 2009 are as follows:

2010	$2,659
2011	1,718
2012	1,165
2013	977
2014	449
Thereafter	1,022
Total minimum lease payments	$7,990

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases.  Rent expense was $3,864, $5,032 and $8,390 in fiscal 2009, 2008 and 2007, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment.  Included in rent expense are vehicle rents totaling $661, $660 and $840 in fiscal 2009, 2008 and 2007, respectively.

9.  Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	May 30	May 31
	2009	2008

Line of credit at no net cost, due in its entirety in 2011	$25,161	$-

Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	23,500	25,300

Series A Senior Secured Notes at 5.45%, due in monthly installments of $176, plus interest, beginning in January 2009 through 2018	18,947	-

Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	17,500	18,700

Note payable at 8.26%, due in monthly installments of $155, including interest, maturing in 2015	12,242	13,057

Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	9,110	11,090

Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	5,660	6,080

Note payable at 7.06%, due in monthly installments of $53, including interest, maturing in 2015	4,325	4,641

Note payable at 6.87%, due in monthly installments of $45, including interest, maturing in 2015	3,678	3,950

Industrial revenue bonds at 6.10%, due in monthly installments of $146, including interest, maturing in 2011	3,024	4,537

Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	2,168	2,567

Series B Senior Secured Notes at 7.18%, due in annual principal installments of $2,143 through 2009 with interest due semi-annually	2,143	4,286

Note payable at 5.80%, due in annual principal installments of $250 through 2015 with interest due quarterly	1,500	1,750

Note payable at 7.5%, due in monthly installments of $36, including interest, maturing in 2012	831	1,187

Other	-	5
	129,789	97,150
Less current maturities	13,806	11,470
	$115,983	$85,680

The aggregate annual fiscal year maturities of long-term debt at May 30, 2009 are as follows:

2010	$13,806
2011	36,784
2012	9,960
2013	10,066
2014	9,430
Thereafter	49,743
$129,789

The Company has a $40,000 line of credit with three banks, $3,933 and $2,700 of which was utilized for standby letters of credit at May 30, 2009 and May 31, 2008, respectively.  The balance of the credit facility remains undrawn.  The line of credit, which expires on December 31, 2009, is limited in availability based upon accounts receivable and inventories.  The Company had $36,067 available to borrow under the line of credit at May 30, 2009.  Borrowings under the line of credit bear interest at margins (1.5% at May 30, 2009) above the federal funds rate based upon the Company's leverage, as defined.  Facilities fees of 0.3% per annum are payable quarterly on the unused portion of the line.

The Company also has a line of credit with a financial institution limited to the par value of auction rate securities held at the financial institution.  The Company has utilized $25,161 of this $33,150 line as of May 30, 2009.  Interest expense on this revolving line of credit is equal ot the interest income we receive on the auction rate securities held in our account.  Borrowings on the line of credit become due and payable as the auction rate securities are liquidated.  Accordingly, we have classified borrowings under this revolving line of credit as long-term debt, since the auction rate securities that collateralize this debt are correspondingly classified as long-term.

Substantially all trade receivables, auction rate securities and inventories collateralize our lines of credit and property, plant and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures not to exceed $60,000,000 in any twelve month period, lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 30, 2009, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined.  Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $6,679, $7,697 and $6,992 was paid during fiscal 2009, 2008 and 2007, respectively.  Interest of $515, $395 and $566 was capitalized for construction of certain facilities during fiscal 2009, 2008 and 2007, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws.  Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $200 for substantially all participants.  The Company's medical plan expense including accruals for incurred but not reported claims were approximately $6,507, $4,081 and $4,632 in fiscal 2009, 2008 and 2007, respectively.

The Company has a 401(k) plan which covers substantially all employees.  Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations.  The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees.  The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions may be made in cash or the Company's common stock.  Company contributions to the ESOP vest immediately.  The Company's contributions to the plan were $1,154, $1,214, $1,115 and in fiscal 2009, 2008 and 2007, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Deferred compensation expense totaled approximately $71 in fiscal 2009, $206 in fiscal 2008 and $37 in fiscal 2007.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  In fiscal 2009, we expensed, $118 applicable to an award.  An award of $154 was expensed in fiscal 2008.

11.  Stock Compensation Plans

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

The options and TSARs have ten-year terms and vest annually over five years beginning one year from the grant date.  Upon exercise of a stock option, the related TSAR is also considered to be exercised, and the holder will receive a cash payment from the Company equal to the excess of the fair market value of the Company's common stock and the option exercise price.   No options are presently outstanding under the 1999 Plan.

Our 1993 Amended and Restated Stock Option Plan was adopted on May 25, 1993, and amended and restated on October 10, 1996. This Plan was approved by our shareholders on May 25, 1993. A total of 1,000,000 shares of our common stock was reserved for issuance under this Plan.

The exercise price for shares of stock subject to options under the 1993 Amended and Restated Stock Option Plan were not less than 100 percent of fair market value of our common stock on the date of grant of the options. There are currently options outstanding under this Plan for a total of 19,200 shares. All must be exercised within 10 years of grant. The exercise price is $2.125.

The Company recognized stock based expense of $218 per year for equity awards in fiscal 2009, 2008, and 2007.  The Company recognized stock based compensation expense of $277, $6,853 and $1,650 for liability awards in fiscal 2009, 2008, and 2007, respectively.

A summary of our equity award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 3, 2006	473,400	$4.97
Granted	-	-
Exercised	89,800	2.92
Forfeited	-	-
Outstanding, June 2, 2007	383,600	5.45
Granted	-	-
Exercised	124,400	5.04
Forfeited	-	-
Outstanding, May 31, 2008	259,200	5.65
Granted	-	-
Exercised	72,000	5.93
Forfeited	-	-
Outstanding, May 30, 2009	187,200	$5.54	5.98	$3,525
Exercisable, May 30, 2009	43,200	$4.24	5.19	$870

Unrecognized share based compensation cost as of May 30, 2009 totaled $436 and will be recognized over a weighted average period of 2 years.  The intrinsic value of stock options exercised totaled $1,328, $3,254, and $946 in fiscal 2009, 2008 and 2007, respectively.

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Strike Price	Contractual	Intrinsic
	Rights	Per Share	Life (in Years)	Value
Outstanding, June 3, 2006	652,000	$5.71
Granted	15,000	6.93
Exercised	105,550	4.66
Forfeited	69,000	5.93
Outstanding, June 2, 2007	492,450	5.95
Granted	-	-
Exercised	135,100	5.83
Forfeited	6,000	5.83
Outstanding, May 31, 2008	351,350	5.99
Granted	-	-
Exercised	87,100	5.97
Forfeited	-	-
Outstanding, May 30, 2009	264,250	$6.00	6.26	$4,854
Exercisable, May 30, 2009	48,250	$5.99	6.28	$887

Unrecognized share based compensation cost for liability awards based upon the fair value determined as of May 30, 2009 was $4,493 and will be recognized over a weighted average period of 2.5 years.  Total payments for liability awards exercised totaled $277, $6,853 and $1,650 for fiscal 2009, 2008 and 2007, respectively.

The fair value of liability awards was estimated as of May 30, 2009, May 31, 2008 and June 2, 2007 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 30, 2009	May 31, 2008	June 2, 2007
Risk-free interest rate	0.9%	2.9%	4.9%
Dividend yield	1.0%	1.0%	1.0%
Volatility factor of the expected market price of our stock	56.6%	35.8%	34.9%
Weighted-average expected life of the rights	2.5 years	3.5 years	4.5 years

12.  Income Taxes

Income tax expense consisted of the following:

	Fiscal year ended
	May 30	May 31	June 2
	2009	2008	2007
Current:
Federal	$28,335	$63,406	$16,730
State	2,140	12,465	1,670
	30,475	75,871	18,400
Deferred:
Federal	9,295	2,779	675
State	1,740	880	530
	11,035	3,659	1,205
	$41,510	$79,530	$19,605

Significant components of the Company's deferred tax liabilities and assets were as follows:

	May 30	May 31
	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$25,060	$19,082
Cash basis temporary differences	1,471	1,634
Inventories	23,425	17,403
Investment in affiliates	2,405	2,787
Other	1,160	1,142
Total deferred tax liabilities	53,521	42,048

Deferred tax assets:
Accrued expenses	4,316	5,254
Discount on acquisition purchase price	1,398	1,212
Other	1,537	891
Total deferred tax assets	7,251	7,357
Net deferred tax liabilities	$46,270	$34,691

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

The differences between income tax expense (benefit) at the Company's effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 30	May 31	June 2
	2009	2008	2007

Statutory federal income tax	$42,353	$80,287	$19,598
State income taxes net	2,522	8,675	1,430
Domestic manufacturers deduction	(1,819)	(4,115)	(526)
Non-taxable Hillandale, LLC income	(1,152)	(5,022)	(449)
Tax exempt interest income	(557)	(872)	(278)
Other, net	163	577	(170)
	$41,510	$79,530	$19,605

Federal and state income taxes of $44,327, $82,223, and $15,679 were paid in fiscal 2009, 2008, and 2007, respectively. Federal and state income taxes of $1,985, $1,039, and $1,426 were refunded in fiscal 2009, 2008, and 2007, respectively.

Effective June 3, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no significant unrecognized tax benefits at May 30, 2009 or at May 31, 2008. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal 2005 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, notes receivable and investments and accounts payable approximate their fair values. The fair value of the Company's long-term debt is estimated to be $130,868.  The fair values for notes receivable and long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company's debt by $4,289 at May 30, 2009.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

Contingencies

The Company is the defendant in certain legal actions.  The Company intends to vigorously defend its position, regarding this litigation. The ultimate outcome of this litigation cannot presently be determined. Consequently, no estimate of any possible loss related to this litigation can reasonably be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote.  Accordingly, adjustments, if any, which might result from the resolution of this matter, have not been reflected in the financial statements. These legal actions are discussed below.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine Company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  Green was re-tried on remand in April, 2009.  The jury found for the defense and awarded the plaintiffs in that case nothing.  It is not presently known whether the plaintiffs in the McWhorter and Carroll cases will continue to prosecute those cases.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns one hundred percent of a new corporation, Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

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

The presiding judge appointed a fellow district court judge to act as a settlement judge.  That judge initiated settlement discussions, and several settlement meetings were had.  The meetings were not productive and have been suspended.

On July 22, 2009, the Court entered its Order dismissing all claims for damages by the plaintiff in this action because much of the land and water which the plaintiff claims to have been polluted is actually owned by the Cherokee Nation, a separate sovereignty not represented by the State of Oklahoma.  The dismissal was without prejudice to re-file a claim for damages, but the Court ruled that no such re-filing can occur unless the Cherokee Nation joins the litigation.  It is not known whether the Cherokee Nation will join the litigation.  While this ruling may be reconsidered or appealed, it removes, at least temporarily, the threat of a judgment for monetary damages against us.  Unless outstanding motions for summary judgment are granted, the action will proceed to trial for a determination of whether the plaintiff is entitled to injunctive relief.

The case is set for trial in Tulsa, Oklahoma beginning September 21, 2009.

Egg Antitrust Litigation

Between September 25, 2008 and January 8, 2009, the Company was named as one of several defendants in sixteen antitrust cases involving the United States shell egg industry.  In all sixteen cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In fourteen of the cases, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants.  In the other two cases, the named plaintiffs are individuals who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties.

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

The Pennsylvania court has entered a series of orders related to case management and scheduling.  On April 30, 2009, the Company filed motions to dismiss both the direct purchaser consolidated case and the indirect purchaser consolidated case.  The plaintiffs have not yet responded to those motions.  There is no definite schedule in either consolidated case for discovery, class certification proceedings, or filing motions for summary judgment.  No trial date has been set in either consolidated case.

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

14.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$206,888	$238,314	$270,009	$213,601
Gross profit	40,647	58,016	68,157	37,907
Net income	11,147	27,244	30,843	10,266
Net income per share:
Basic	$0.47	$1.15	$1.30	$0.43
Diluted	$0.47	$1.14	$1.29	$0.43

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$178,598	$223,696	$278,017	$235,628
Gross profit	45,580	76,032	104,902	72,042
Net income	17,966	40,154	57,183	36,558
Net income per share:
Basic	$.76	$1.70	$2.41	$1.54
Diluted	$.76	$1.69	$2.41	$1.54

15.	Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes.  The Common Stock and Class A Common Stock have equal liquidation rights.  As of October 2, 2008, the Common Stock and Class A Common Stock have the same dividend rights, whereas previously the Class A Common Stock received an amount equal to 95% of any cash dividend payable on a share of Common Stock.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Chief Executive Officer, and members of his immediate family, as defined. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of Capital Stock. No class of Capital Stock may be combined or subdivided unless the other classes of Capital Stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend payable to Common Stock is declared and paid concurrently in respect of outstanding shares of Common Stock in the same number of shares of Common Stock per outstanding share.

16.  Fair Value  Measures
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

•	Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 2
We classified our current investment securities – available-for-sale as level 2.   These securities consist of pre-funded municipal bonds and certificates of deposit with maturities of three to six months, when purchased.   Due to the nature of these securities they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets.  Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3
We classified our long-term investment securities – trading, which consist of auction rate securities, as level 3. Our auction rate securities consist of two types: formulaic muni auction rate securities and student loan auction rate securities.   The formulaic muni auction rate securities are municipal securities whose maximum rates are generally based on an index multiplied by a percentage (which is based on the rating of the security).   The student loan auction rate securities are securities issued by student loan trusts.

For the formulaic muni auction rate securities, the observable inputs include credit risk, and yields or spreads of fixed rate municipal bonds issued by the same or comparable issuers.  The unobservable input for the formulaic muni auction rate securities is the assessment of the likelihood of redemption.  For the student loan auction rate securities, the observable inputs include, tax status, credit risk, duration, insurance wraps, and the portfolio composition, future cash flows based on maximum rate formulas, and estimates of observable market data including yields or spreads of trading instruments that are similar of comparable.  The unobservable input for the student loan auction rate securities are the likelihood of redemption.  Due to the combination of observable and unobservable inputs, we believe that level 3 is the proper classification.

Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$-	$15,165	$-	$15,165
Investment securities trading (Non -Current)	-	-	33,150	33,150

Total assets measured at fair value	$-	$15,165	$33,150	$48,315

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended May 30, 2009:

	Investment securities (Non-Current)
	(Auction Rate Securities)	Total
Beginning balance	$40,754	$40,754

Total gains – (realized/unrealized)
Included in earnings (or changes in net assets), net	544	544
Included in other comprehensive income, net	852	852
Purchases, issuances, and settlements	(9,000)	(9,000)

Transfers in and/or out of Level 3	-	-
-
Ending balance	$33,150	$33,150

Gains (realized and unrealized) included in earnings (or changes in net assets) for the period ended May 30, 2009, are reported in other income as follows:

Other Income
Total gains included in earnings (or changes in net assets) for the period ended May 30, 2009	$544

Change in unrealized gains relating to assets still held at May 30, 2009	$852

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.   We have elected the fair value option for our Auction Rate Security Rights.  We agreed to accept these Auction Rate Security Rights from UBS on November 3, 2008.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the auction rate securities.   Upon acceptance of the offer from UBS, we recorded the Rights asset at its estimated fair value of $4,713 and recognized an unrealized gain of $4,713 in investment income, net.   We subsequently recorded a $1,899 decrease in the fair value of the Rights in investment income, net in the Consolidated Statements of Income for the year ended May 30, 2009, for a total fair value of $2,814 at May 30, 2009.   The Rights do not meet the definition of a derivative instrument under FAS 133, because the underlying securities are not readily convertible to cash.  Therefore, we have elected to measure the Rights at fair value under FAS 159, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

The Rights are valued at $2,814 on our consolidated balance sheet at May 30, 2009.  They are included in the total amount for “Investments securities trading” in the noncurrent asset portion of our consolidated balance sheet.  The auction rate securities are measured at fair value using the assumptions discussed previously.   According to the fair value hierarchy established by FAS 157, the Company determined that the assumptions use to measure these securities are level 3 assumptions.    Accordingly, the assumptions used to measure the rights are level 3 assumptions.  The value of the rights is the difference between the par value and fair value of our auction rate securities.

17.  Subsequent Event

On July 9, 2009, the Company’s egg complex in Farwell, Texas, was damaged by a fire.  The 700 acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses.  The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation.  There were no personal injuries and minimal physical damage was sustained to the rest of the complex.

Prior to the fire, the Farwell complex could house up to 1.5 million laying hens and accounted for approximately three to four percent of the Company’s weekly production.  This facility, as well as all of the Company’s other facilities, are fully insured for their replacement value, including the estimated loss of production.  It is too early to estimate the total amount of gain or loss that will ultimately be recognized due to this fire. Based on preliminary estimates, the Company has determined that the net book value of plant and equipment lost due to this casualty is approximately $6.8 million. The Company believes that this will have minimal financial impact on our operations and do not expect any long-term disruption to our customers.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 30, 2009, May 31, 2008, and June 2, 2007
(in thousands)

	Balance at			Balance at
	Beginning of	Charged to	Write-off	End of
Description	Period	Cost and Expense	of Accounts	Period

Year ended May 30, 2009:
Allowance for doubtful accounts	$313	$563	$482	$394

Year ended May 31, 2008:
Allowance for doubtful accounts	$150	$394	$231	$313

Year ended June 2, 2007:
Allowance for doubtful accounts	$346	$612	$808	$150

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 30, 2009.

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

         (b)            Attestation Report of the Registrant’s Public Accounting Firm

The attestation report of FROST, PLLC on management’s assessment of our internal control over financial reporting is set forth in this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

         (c)            Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of May 30, 2009, of our internal control over financial reporting.  Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

                   Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

           The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

(a)(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	74

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

10.12	1999 Stock Option Plan (6)+

10.13	2005 Stock Option Plan (10)+

10.14	2005 Stock Appreciation Rights Plan (11)+

10.15	Deferred Compensation Plan, dated December 28, 2006. (13)

10.16	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and Cal-Maine Foods Inc. (without exhibits.) (14)

21	Subsidiaries of the Registrant

23	Consent of FROST, PLLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer

+	Management contract or compensatory plan.

(1)	Incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809.

(2)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 31, 1997.

(3)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 29, 1997.

(4)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 1999.

(5)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 27, 1999.

(6)	Incorporated by reference to Registrant’s Form S-8 Registration Statement No. 333-39940, dated June 23, 2000.

(7)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004.

(8)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005.

(9)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated July 28, 2005.

(10)	Incorporated by reference to Appendix B to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(11)	Incorporated by reference to Appendix C to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005.

(12)	Incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended June 3, 2006

(13)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated December 28, 2006.

(14)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 2, 2006

(15)	Incorporated by reference to the same exhibit in Registrant's Form 8-K, dated March 9, 2007.

(16)	Incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated August 13, 2007.

(17)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 1, 2007

(18)	Incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended March 1, 2008

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 74. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 11th  day of August, 2009.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board and	August 11, 2009
Fred R. Adams, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board	August 11, 2009
Richard K. Looper	and Director

/s/ Adolphus B. Baker	President and Director	August 11, 2009
Adolphus B. Baker

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 11, 2009
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 11, 2009
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	August 11, 2009
Letitia C. Hughes

	Director	___________
R. Faser Triplett

/s/ James E. Poole	Director	August 11, 2009
James E. Poole

/s/ Steve W. Sanders	Director	August 11, 2009
Steve W. Sanders

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 30, 2009
EXHIBIT INDEX

Exhibit
Number	Exhibit
21	Subsidiaries of Cal-Maine Foods, Inc
23	Consent of FROST, PLLC
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Written Statement of The Chief Executive Officer and Chief Financial Officer