Form 10-Q
period 2009-08-29
CAL MAINE FOODS INC
filed 2009-09-29
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 29, 2009
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
Yes ☐ No☐

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
Yes ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 26, 2009.

Common Stock, $0.01 par value	21,407,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

			Page Number
Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

		Condensed Consolidated Balance Sheets -
		August 29, 2009 and May 30, 2009	3

		Condensed Consolidated Statements of Operations -
		Thirteen Weeks Ended August 29, 2009 and
		August 30, 2008	4

		Condensed Consolidated Statements of Cash Flow -
		Thirteen Weeks Ended August 29, 2009 and
		August 30, 2008	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures of Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 5.	Other Information	25

	Item 6.	Exhibits	25

	Signatures		26

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 29, 2009	May 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,542	$66,883
Investment securities available-for-sale	6,097	15,165
Investment securities trading	33,100	-
Trade and other receivables	61,979	44,628
Inventories	96,291	97,535
Prepaid expenses and other current assets	23,340	17,474
Total current assets	272,349	241,685

Investment securities trading	-	33,150
Other investments	18,250	18,069
Goodwill	22,116	22,455
Amortizable intangible assets	14,444	15,056
Other assets	1,601	2,472

Property, plant and equipment	476,430	479,327
Less accumulated depreciation	(236,004)	(229,369)
Net property, plant and equipment	240,426	249,958
TOTAL ASSETS	$569,186	$582,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,082	$58,423
Accrued dividends payable	-	3,422
Current maturities of purchase obligation	-	8,400
Current maturities of long-term debt	38,952	13,806
Deferred income taxes	20,835	19,635
Total current liabilities	122,869	103,686

Long-term debt, less current maturities	87,930	115,983
Other non-current liabilities	3,005	3,532
Deferred income taxes	28,075	26,635
Total liabilities	241,879	249,836

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,407 shares outstanding at
August 29, 2009 and 21,389 shares outstanding at May 30, 2009	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at August 29, 2009 and May 30, 2009	24	24
Paid-in capital	32,386	32,098
Retained earnings	316,788	320,623
Common stock in treasury – 13,723 shares at August 29, 2009
and 13,741 shares at May 30, 2009	(21,018)	(21,045)
Total Cal-Maine Foods, Inc. stockholders’ equity	328,531	332,051
Noncontrolling interests in consolidated entities	(1,224)	958
Total stockholders’ equity	327,307	333,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,186	$582,845

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 29, 2009	August 30, 2008
Net sales	$187,666	$206,888
Cost of sales	169,449	166,241
Gross profit	18,217	40,647
Selling, general and administrative	23,518	22,666
Operating income (loss)	(5,301)	17,981
Other income (expense):
Interest expense, net	(1,716)	(1,217)
Other	158	653
	(1,558)	(564)
Income (loss) before income taxes	(6,859)	17,417
Income tax expense (benefit)	(2,026)	6,242
Consolidated net income (loss)	(4,833)	11,175
Net (income) loss attributable to noncontrolling interest	1,001	(28)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(3,832)	$11,147

Net income (loss) per common share attributable to Cal-Maine Foods Inc:
Basic	$(0.16)	$0.47
Diluted	$(0.16)	$0.47
Dividends declared per common share	$-	$0.1570
Weighted average shares outstanding:
Basic	23,791	23,730
Diluted	23,791	23,769

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 29, 2009	August 30, 2008
Cash flows from operating activities
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(3,832)	$11,147
Depreciation and amortization	7,412	6,494
Other adjustments, net	(8,985)	3,290
Net cash provided by (used in) operations	(5,405)	20,931

Investing activities:
Purchase of investments	-	(1,015)
Sales of investments	9,118	4,500
Acquisition of businesses, net of cash acquired	(508)	(29,757)
Purchases of property, plant and equipment	(4,625)	(5,920)
Payments received on notes receivable	195	183
Increase in notes receivable	(705)	(2,922)
Net proceeds from disposal of property, plant and equipment	809	152
Net cash provided by (used in) investing activities	4,284	(34,779)

Financing activities:
Proceeds from issuance of common stock from treasury	262	427
Payment of purchase obligation	(8,150)	(11,585)
Proceeds from long-term borrowings	-	20,000
Principal payments on long-term debt	(2,907)	(2,250)
Payments of dividends	(3,425)	(12,186)
Net cash used in financing activities	(14,220)	(5,594)
Net change in cash and cash equivalents	(15,341)	(19,442)

Cash and cash equivalents at beginning of period	66,883	94,858
Cash and cash equivalents at end of period	$51,542	$75,416

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
August 29, 2009
(unaudited)

1.           Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen weeks ended August 29, 2009 are not necessarily indicative of the results that may be expected for the year ending May 29, 2010.

The balance sheet at May 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 30, 2009.

Subsequent events have been evaluated through the time of filing on September 29, 2009, which represents the date the Condensed Consolidated Financial Statements were issued.

Reclassifications

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Hillandale, LLC Acquisition

We now own 100% of Hillandale, LLC. We purchased the remaining 12% ownership interest in Hillandale for $8,150 in the first quarter of fiscal 2010.  Effective July 30, 2009 Hillandale, LLC was merged into Cal-Maine Foods, Inc. Refer to Note 2 of our May 30, 2009 audited financial statements for further information on the Hillandale Acquisition.

Benton County Foods, LLC Acquisition

We now own 100% of Benton County Foods, LLC.  We purchased the remaining 10% ownership interest in Benton County Foods, LLC for $508 in the first quarter of fiscal 2010.  Refer to Note 2 of our May 30, 2009 audited financial statements for further information on the Benton County Foods, LLC Acquisition.

Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 29, 2009 and August 30, 2008 was $1,301 and $3,404, respectively.  Our liabilities associated with Stock Appreciation Rights as of August 29, 2009 and August 30, 2008 was $5,061 and $8,133, respectively.

During the thirteen weeks ended August 29, 2009, options were exercised for 18 shares of common stock. Proceeds from the exercise of these options amounted to $107.  The Company made no stock-based grants during the thirteen weeks ended August 29, 2009.  Refer to Note 11 of our May 30, 2009 audited financial statements for further information on our stock compensation plans.

       2.         Inventories

Inventories consisted of the following:

	August 29, 2009	May 30, 2009
Flocks	$63,841	$64,040
Eggs	7,839	6,880
Feed and supplies	24,611	26,615
	$96,291	$97,535

       3.         Legal Proceedings

We are defendants in certain legal actions.  It is our opinion, based on advice of legal counsel, that the outcome of these actions is not able to be reasonably estimated nor can we determine the probable outcome of these legal actions. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

      4.           Net Income (Loss) per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and warrants.  Options representing 74 shares were excluded from the calculation of diluted earnings per share for the thirteen week period ended August 29, 2009 because they would be antidilutive.  The computations of basic and diluted net income (loss) per share attributable to the Company are as follows:

	13 weeks ended
	August 29, 2009	August 30, 2008
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(3,832)	$11,147
Basic weighted-average common shares	23,791	23,730
Effect of dilutive securities:
Common stock options	-	39
Dilutive potential common shares	23,791	23,769
Net income (loss) per common share attributable to Cal-Maine Foods Inc:
Basic	$(0.16)	$0.47
Diluted	$(0.16)	$0.47

      5.           Dividends declared per common share

Dividends declared per Common Share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common stock outstanding for the period.

      6.           Investment securities

Our investment securities consist of auction rate securities, which we classify as trading, and prefunded municipal bonds, which we classify as available for sale. Our investment securities are accounted for in accordance with FASB No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any investments have been impaired and, if so, whether such impairment is temporary or other than temporary. Trading securities are bought and held principally for the purpose of selling them. Unrealized holding gains and losses for trading securities are included in earnings.

Our auction rate securities were purchased from UBS Financial Services, Inc. (“UBS”) and are long-term debt obligations, which were rated AAA at the date of purchase. Although some of the obligations have maintained their AAA rating some of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as was reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.

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

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At August 29, 2009 the fair value of our auction rate securities was below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments.  We will put the auction rate securities back to UBS on June 30, 2010.  At August 29, 2009, these securities were classified in the current asset portion on our condensed consolidated balance sheet in the line item investment securities trading with a value of $33,100.

At August 29, 2009, we have $6,097 of current investment securities available-for-sale consisting primarily of pre-funded municipal bonds with maturities of three to six months when purchased. Due to the nature of the investments, the cost at August 29, 2009 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

      7.       Fair value

Effective June 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provided a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements.  Effective May 31, 2009, we adopted FAS 157 for nonfinancial assets and nonfinancial liabilities.  This did not have a material impact on our financial statements.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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

Level 2
We classified our current investment securities – available-for-sale as level 2.   These securities consist of pre-funded municipal bonds with maturities of three to six months, when purchased.   Due to the nature of these securities they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets.  Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3
We classified our current investment securities – trading as level 3.  These securities consist of auction rate securities and the Rights. Our auction rate securities consist of two types: formulaic muni auction rate securities and student loan auction rate securities.   The formulaic muni auction rate securities are municipal securities whose maximum rates are generally based on an index multiplied by a percentage (which is based on the rating of the security).   The student loan auction rate securities are securities issued by student loan trusts.

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

The value for the Rights is derived from the difference between the par value and the fair value of our auction rate securities.   When a gain or loss is recorded on our auction rate securities, we record an offsetting gain or loss on the Rights.   The impact of this treatment is that the auction rate securities are recorded on our balance sheet at par value.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of August 29, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$-	$6,097	$-	$6,097
Investment securities trading (Current) [1]	-	-	33,100	33,100

Total assets measured at fair value	$-	$6,097	$33,100	$39,197
   _________
1 –
The investment securities (trading) are the aggregate fair value of the auction rate securities and the Rights.  The fair value of the auction rate securities is $30,705.  The fair value of the Rights is $2,395, determined as the difference between the par value and the fair value of the auction rate securities.  The aggregate fair value of the auction rate securities and the Rights is $33,100.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended August 29, 2009:

(in thousands)	Investment securities trading -non-current	Investment securities trading - current	Total
Beginning balance – May 30, 2009	$33,150	$-	$33,150
Total gains – (realized/unrealized)
Included in earnings (or changes in net assets), net	-	-	-
Included in other comprehensive income, net	-	-	-
Purchases, issuances, and settlements	(50)	-	(50)
Transfers in and/or out of Level 3	(33,100)	33,100	-
Ending balance	$-	$33,100	$33,100

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.   We have elected the fair value option for our Rights.  We agreed to accept these Rights from UBS on November 3, 2008.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a put option that is recognized as a free standing asset separate from the auction rate securities.   The Rights do not meet the definition of a derivative instrument under FAS 133, because the underlying securities are not readily convertible to cash.  Therefore, we have elected to measure the Rights at fair value under FAS 159, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

The Rights are valued at $2,395 on our condensed consolidated balance sheet at August 29, 2009.  They are included in the total amount for “Investments securities trading” in the current asset portion of our consolidated balance sheet.  The auction rate securities are measured at fair value using the assumptions discussed previously.   According to the fair value hierarchy established by FAS 157, the Company determined that the assumptions used to measure these securities are level 3 assumptions.    Accordingly, the assumptions used to measure the rights are level 3 assumptions.  The value of the rights is the difference between the par value and fair value of our auction rate securities.

      8.       Recent accounting pronouncements

In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provided a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.  Effective May 31, 2009, we adopted FAS 157 for nonfinancial assets and nonfinancial liabilities.  There was no material impact on the Company’s results of operations or financial condition upon adoption.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), or (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) retained the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified or each business combination. FAS 141(R), which is broader in scope than that of FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141(R) also makes certain other modifications to FAS 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  We adopted this statement effective May 31, 2009. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new statement.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of Accounting Research Bulletin (“ARB”) (“FAS 160”).” FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income or loss attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we adopted this statement effective May 31, 2009. This statement is applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented. Accordingly, we have reclassified amounts in the financial statements for all prior periods presented.

In April 2008, the FASB posted FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Accordingly, we adopted this statement effective May 31, 2009. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new statement.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (“FAS 107”) and APB Opinion No. 28, “Interim Financial Reporting,” to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of FAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.   This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the first quarter of fiscal 2010.  Adoption of this FASB Staff Position had no material impact on the Company’s financial statements.  See Note 7 for these disclosures.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 applies to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. FAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. FAS 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company adopted this statement during the first quarter of fiscal 2010.

      9.       Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the thirteen-week period ended August 29, 2009:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 30, 2009	$351	$24	$(21,045)	$32,098	$320,623	$958	$333,009
Dividends paid					(3)		(3)
Issuance of common stock from treasury			27	233			260
Vesting of stock based compensation				55			55
Capital distributions						(1,181)	(1,181)
Net loss					(3,832)	(1,001)	(4,833)
Balance August 29, 2009	$351	$24	$(21,018)	$32,386	$316,788	$(1,224)	$327,307

Noncontrolling interests represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”).    We  include in noncontrolling interests, the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest.     Net loss attributable to noncontrolling interest for the first quarter of fiscal 2010 was $1,000 as compared to net income attributable to noncontrolling interest of $28 for the first quarter of fiscal 2009.   Upon adoption of FAS 160, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   The adoption of FAS 160 allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet. The following table reconciles the reported net income (loss) attributable to Cal-Maine Foods, Inc. to the pro forma consolidated net income (loss) and net income (loss) per share that would have been attributable to Cal-Maine Foods, Inc. had the Company not adopted the provisions of FAS 160 on May 31, 2009:

	13 weeks ended
(in thousands, except per share amount)	August 29, 2009	August 30, 2008
Net income (loss) attributed to Cal-Maine Foods, Inc., as reported	$(3,832)	$11,147
Pro forma loss attributable to noncontrolling interest had the Company not adopted the provisions of FAS 160	(592)	-
Net income (loss) attributed to Cal-Maine Foods, Inc., pro forma	$(4,424)	$11,147
Basic and diluted net income (loss) per share attributable to Cal-Maine Foods, Inc’s common shareholders, as reported	$(0.16)	$0.47
Basic and diluted net income (loss) per share attributable to Cal-Maine Foods, Inc’s common shareholders, pro forma	$(0.19)	$0.47

      10.        Insurance Receivable

On July 9, 2009 the Farwell complex was damaged by a fire. The 700 acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. Included in other receivables at August 29, 2009 is a receivable from the Company’s insurance carriers of $8,899 for probable recoveries from the carriers for property damage and expenses incurred resulting from the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the effects of lost production and additional expenses related to the fire that will be incurred will be substantially covered by the Company’s insurance policies.  Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

For the quarter ended August 29, 2009 we produced approximately 81% of the total number of shell eggs sold by us, with approximately 9% of such total shell egg production being through the use of contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 19% of the total number of shell eggs sold by us was purchased from outside producers.

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

Our cost of production is materially affected by feed costs, which currently average about 60% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors in which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  Prospects for both the corn and soybean crops are very positive for the 2009 crop year.   Prices have moved down recently for both corn and soybean meal, but remain high on a historical basis.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher as a result of competition for acres from other grain producers.  Feed costs, while much improved, will likely remain relatively high and could be volatile in the year ahead.

The purchase of Tampa Farms, LLC on November 28, 2008 described in note 2 of our May 30, 2009 audited financial statements is referred to below as the “Acquisition".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	August 29, 2009		August 30, 2008

Net sales	100.0%		100.0%
Cost of sales	90.3		80.3
Gross profit	9.7		19.7
Selling, general & administrative	12.5		11.0
Operating income (loss)	(2.8)		8.7
Other expense	(0.8)		(0.3)
Income (loss) before taxes	(3.6)		8.4
Income tax expense (benefit)	(1.1)		3.0
Consolidated net income (loss)	(2.5)		5.4
Net (income) loss attributable to noncontrolling interest	0.5		(0.0)
Net income (loss) attributable to Cal-Maine Foods, Inc.	(2.0	) %	5.4%

NET SALES

Approximately 95% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 2% balance consisting of sales of incidental feed and feed ingredients. Net sales for the first quarter of fiscal 2010 were $187.7 million, a decrease of $19.2 million, or 9.3%, as compared to net sales of $206.9 million for the first quarter of fiscal 2009.  Total dozen eggs sold increased and egg selling prices decreased in the current fiscal 2010 quarter as compared to the same fiscal 2009 quarter.  Dozens sold for the 2010 current quarter were 193.0 million dozen, an increase of 22.3 million dozen, or 13.1%, as compared to the first quarter of fiscal 2009. Our net average selling price per dozen for the fiscal 2010 first quarter was $.922, compared to $1.135 for the first quarter of fiscal 2009, a decrease of 18.8%.  Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

On a comparable basis, excluding the Acquisition, net sales for the first quarter of fiscal 2010 were $167.1 million, a decrease of $39.8 million, or 19.2%, as compared to net sales of $206.9 million for the first quarter of fiscal 2009.   Dozens sold for the first quarter of fiscal 2010, excluding the Acquisition, were 172.8 million, an increase of 2.1 million, or 1.2% as compared to 170.7 million for the first quarter of fiscal 2009.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended
(Amounts in thousands)	August 29, 2009	August 30, 2008
Total net sales	$187,666	$206,888

Non-specialty shell egg sales	$138,673	$161,115
Specialty shell egg sales	40,196	33,433
Net shell egg sales	$178,869	$194,548

Net shell egg sales as a percent of total net sales	95%	94%

Non-specialty shell egg dozens sold	167,608	149,026
Specialty shell egg dozens sold	25,439	21,625
Total dozens sold	193,047	170,651

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended August 29, 2009, non-specialty shell eggs represented approximately 77.5% of our shell egg dollar sales, as compared to 82.8% for the thirteen-week period ended August 30, 2008.   For the thirteen-week period ended August 29, 2009, non-specialty shell eggs accounted for approximately 86.8% of the total shell egg dozen volume, as compared to 87.3% for the thirteen-week period ended August 30, 2008.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended August 29, 2009, specialty shell eggs represented approximately 22.5% of our shell egg dollar sales, as compared to 17.2% for the thirteen-week period ended August 30, 2008. For the thirteen-week period ended August 29, 2009, specialty shell eggs accounted for approximately 13.2% of the total shell egg dozen volume, as compared to 12.7% for the thirteen-week period ended August 30, 2008.

Our egg product sales represent approximately 3% of our net sales. For the 13 weeks ended August 29, 2009, egg product sales were $6.0 million, a decrease of $4.2 million, or 41.2%, as compared to $10.2 million for the same 13 week period last year.   Egg products are primarily sold into the institutional and food service sectors, and the sizeable decrease in egg products sales is attributable to the declines in these sectors.

COST OF SALES

The following table presents the key variables affecting our cost of sales.

	13 weeks ended
(Amounts in thousands)	August 29, 2009	August 30, 2008
Cost of Sales	$169,449	$166,241

Dozens produced	156,143	133,642
Dozens purchased outside	36,904	37,009
Dozens sold	193,047	170,651

Feed cost (price per dozen produced)	$0.357	$0.458
Farm production cost (price per dozen produced)	$0.599	$0.669
Outside egg purchases (average price paid per dozen)	$1.030	$1.171

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2010 was $169.4 million, an increase of $3.2 million, or 1.9%, as compared to cost of sales of $166.2 million for the first quarter of fiscal 2009. On a comparable basis, excluding the Acquisition, cost of sales for the first quarter of fiscal 2010 was $149.9 million, a decrease of $16.3 million, or 9.8%, as compared to cost of sales of $166.2 million for the first quarter of fiscal 2009.The decrease is due to decreases in feed costs and the cost of egg purchases from outside egg producers.   Prices paid for outside egg purchases decreased in line with the decrease in egg selling prices.  Feed cost per dozen for the fiscal 2010 first quarter was $.357, compared to $.458 per dozen for the comparable fiscal 2009 first quarter, a decrease of 22.1%. The decreases in feed costs and costs for outside egg purchases did not keep pace with the decrease in egg selling prices and resulted in a decrease in gross profit from 19.7% of net sales for the quarter ended August 30, 2008 to 9.7% of net sales for the current quarter ended August 29, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	13 weeks ended
(Amounts in thousands)	Actual August 29, 2009	Less: Acquisition August 29, 2009	Net August 29, 2009	August 30, 2008	Change
Stock compensation expense	$1,301	$-	$1,301	$3,404	$(2,103)
Specialty egg expense	4,266	89	4,177	3,374	803
Payroll and overhead	5,256	414	4,842	5,171	(329)
Other expenses	5,746	1,588	4,158	4,268	(110)
Delivery expense	6,949	1,290	5,659	6,449	(790)
Total	$23,518	3,381	$20,137	$22,666	$(2,529)

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2010 was $23.5 million, an increase of $800,000, or 3.5%, as compared to the expense of $22.7 million for the first quarter of fiscal 2009. Excluding the Acquisition, selling, general, and administrative expense for the first quarter of fiscal 2010 was $20.1 million, a decrease of $2.6 million, or 11.5%, as compared to the expense of $22.7 million for the first quarter of fiscal 2009. Stock based compensation plans expense decreased due to a decrease in the closing price of the stock.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock, which decreased from $39.49 at August 30, 2008 to $28.95 at August 29, 2009, which is a 26.7% decline in the Company’s stock price.  Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.  The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.  Payroll and overhead decreased slightly as compared to the same period the prior year.  Other expenses, which include expenses for insurance, supplies, repairs, professional fees, and other expenses, remained relatively unchanged from the same period the prior year.  Delivery expense decreased, but overall it remained relatively level as compared to the same period the prior year. As a percent of net sales, selling, general and administrative expense increased from 11.0% for fiscal 2009 first quarter to 12.5% for fiscal 2010 first quarter.

OPERATING INCOME (LOSS)

As a result of the above, operating loss was $5.3 million for the first quarter of fiscal 2010, as compared to operating income of $18.0 million for the fiscal 2009 first quarter.  As a percent of net sales, the first fiscal 2010 quarter had an operating loss of 2.8% of net sales, compared to operating income of 8.7% of net sales for the first quarter of fiscal 2009.

OTHER INCOME (EXPENSE)

Other expense consists of costs not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments.  Upon adoption of FAS 160, we no longer include the net income or loss attributable to noncontrolling interests in other expense. Through retrospective application of this standard, we reclassified $28,000 of income out of other expense to the line item the line item titled net (income) loss attributable to noncontrolling interest.    Other expense for the first quarter ended August 29, 2009 was $1.6 million, an increase of $1.0 million, as compared to $564,000 for the quarter ended August 30, 2008. For the first quarter of fiscal 2010, net interest expense increased $499,000. For the first quarter of fiscal 2010 other income decreased $495,000, as compared to the first quarter of fiscal 2009.   This decrease is attributable to decreased equity in income of affiliates, which are also in the shell egg business.  For the 13 weeks ended August 30, 2008, we capitalized $57,000 of interest expense in connection with our ongoing construction activities. As a percent of net sales, other expense increased from .3% for the fiscal 2009 first quarter to .8% for the fiscal 2010 first quarter.

INCOME TAXES

As a result of the above, we had a pre-tax loss of $6.9 million for the quarter ended August 29, 2009, as compared to pre-tax income of $17.4 million for the quarter ended August 30, 2008. For the fiscal 2009 first quarter, an income tax benefit of $2.0 million was recorded with an effective tax rate of 29.5%, as compared to income tax expense of $6.2 million with an effective tax rate of 35.8% for the fiscal 2009 first quarter.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, non-taxable Hillandale LLC income or loss and net income or loss attributable to noncontrolling interest.

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Noncontrolling interest represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”).   We also include in noncontrolling interest, the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest.     Net loss attributable to noncontrolling interest for the first quarter of fiscal 2010 was $1.0 million as compared to net income attributable to noncontrolling interest of $28,000 for the first quarter of fiscal 2009.   Upon adoption of FAS 160, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   The adoption of FAS 160 allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC

As a result of the above, net loss attributable to the Company for the first quarter ended August 29, 2009 was $3.8 million, or $.16 per basic and diluted share, as compared to net income attributable to the Company of $11.1 million, or $.47 per basic and diluted share for the quarter ended August 30, 2008. As a percent of net sales, net loss attributable to the Company was 2.0% for the quarter ended August 29, 2009, compared to net income attributable to the Company of 5.4% for the quarter ended August 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 29, 2009 was $149.5 million compared to $138.0 million at May 30, 2009. Our current ratio was 2.22 at August 29, 2009 as compared with 2.33 at May 30, 2009. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $3.9 million of which was utilized for standby letters of credit at August 29, 2009. Our long-term debt at August 29, 2009, including current maturities, amounted to $126.9 million, as compared to $129.8 million at May 30, 2009.

For the thirteen weeks ended August 29, 2009, $5.4 million in net cash was used in operating activities.  This compares to net cash provided by operations of $20.9 million for the thirteen weeks ended August 30, 2008. In the first 2009 fiscal quarter, approximately $9.1 million was provided from the sale of short-term investments, and net $510,000 was used for notes receivable. Approximately $809,000 was provided from disposal of property, plant and equipment, $4.6 million was used for purchases of property, plant and equipment, $8.2 million was used for acquisition of the remaining equity interest in the Hillandale business, and $508,000 was used to acquire the remaining equity interest in Benton County Foods, LLC.  Approximately $3.4 million was used for payment of dividends on common stock and $2.9 million was used for principal payments on long-term debt.  Approximately $262,000 was received from the issuance of common stock from the treasury.  The net result of these activities was a decrease in cash of approximately $15.3 million since May 30, 2009.

Substantially all trade receivables, auction rate securities and inventories collateralize our lines of credit and property, plant and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures not to exceed $60,000,000 in any twelve month period, lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 29, 2009, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, TX to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million. and was estimated to be complete in January 2010. As of August 29, 2009 capital expenditures related to construction of this complex totaled $31.7 million.  .

On July 9, 2009 the Farwell complex was damaged by a fire. The 700 acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. There were no personal injuries and minimal physical damage was sustained to the rest of the complex. The Farwell complex was designed to house up to 1.5 million laying hens and accounted for approximately three to four percent of the Company’s weekly production at the time of the fire. This facility, as well as all of the Company’s other facilities, are fully insured for their replacement value, including the estimated loss of production. It is too early to estimate the total amount of gain or loss that will ultimately be recognized due to this fire. Based on preliminary estimates, the Company has determined that the net book value of plant, and equipment lost due to this casualty is approximately $7.2 million. The Company believes that this will have minimal financial impact on our operations and does not expect any long-term disruption to our customers. Debris removal has been completed and construction to rebuild the destroyed houses has begun.  Due to this casualty, estimated completion time for the Farwell facility will likely be delayed to January 2011.  Future capital expenditures will be funded by cash flows from operations, existing lines of credit and insurance recoveries.

Delta Egg Farm, LLC, an unconsolidated affiliate, is constructing an organic egg production and distribution facility near our Chase, Kansas location. The cost of construction is estimated to be approximately $15.3 million. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $6.7 million of long-term debt of Delta Egg Farm, LLC.

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

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to record these securities at fair value each period until the Rights are exercised and the auction rate securities are redeemed. At August 29, 2009 the fair value of our auction rate securities was below par value of which the entire amount has been charged to operations in fiscal 2009. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we will periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments.  We will put the auction rate securities back to UBS on June 30, 2010.  At August 29, 2009, these securities were recorded in the current asset portion on our condensed consolidated balance sheet in the line item investment securities trading with a value of $33.1 million.

At August 29, 2009, we have $6.1 million of current investment securities available-for-sale consisting primarily of pre-funded municipal bonds and certificates of deposit with maturities of three to six months when purchased. Due to the nature of the investments, the cost at August 29, 2009 approximates fair value; therefore, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the current investment securities available-for-sale.

Fair Value

Effective June 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which provided a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements.  Effective May 31, 2009, we adopted FAS 157 for nonfinancial assets and nonfinancial liabilities.  This did not have a material impact on our financial statements.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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

Level 2
We classified our current investment securities – available-for-sale as level 2.   These securities consist of pre-funded municipal bonds with maturities of three to six months, when purchased.   Due to the nature of these securities they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets.  Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3
We classified our current investment securities – trading as level 3.  These securities consist of auction rate securities and the Rights. Our auction rate securities consist of two types: formulaic muni auction rate securities and student loan auction rate securities.   The formulaic muni auction rate securities are municipal securities whose maximum rates are generally based on an index multiplied by a percentage (which is based on the rating of the security).   The student loan auction rate securities are securities issued by student loan trusts.

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

The value for the Rights is derived from the difference between the par value and the fair value of our auction rate securities.   When a gain or loss is recorded on our auction rate securities, we record an offsetting gain or loss on the Rights.   The impact of this treatment is that the auction rate securities are recorded on our balance sheet at par value.

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of August 29, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$-	$6,097	$-	$6,097
Investment securities trading (Current) [1]	-	-	33,100	33,100

Total assets measured at fair value	$-	$6,097	$33,100	$39,197

1 –    The investment securities (trading) are the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $30,705.   The fair value of the Rights is $2,395, determined as the difference between the par value and the fair value of the auction rate securities.    The aggregate fair value of the auction rate securities and the Rights is $33,100.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended August 29, 2009:

(In thousands)	Investment securities trading -non-current	Investment securities trading - current	Total
Beginning balance – May 30, 2009	$33,150	$-	$33,150
Total gains – (realized/unrealized)
Included in earnings (or changes in net assets), net	-	-	-
Included in other comprehensive income, net	-	-	-
Purchases, issuances, and settlements	(50)	-	(50)
Transfers in and/or out of Level 3	(33,100)	33,100	-
Ending balance	$-	$33,100	$33,100

In February 2007, the FASB issued FASB Statement No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" (“FAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. We adopted FAS 159 effective June 1, 2008.   We have elected the fair value option for our Rights.  We agreed to accept these Rights from UBS on November 3, 2008.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a put option that is recognized as a free standing asset separate from the auction rate securities.   The Rights do not meet the definition of a derivative instrument under FAS 133, because the underlying securities are not readily convertible to cash.  Therefore, we have elected to measure the Rights at fair value under FAS 159, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

The Rights are valued at $2.4 million on our condensed consolidated balance sheet at August 29, 2009.  They are included in the total amount for “Investments securities trading” in the current asset portion of our consolidated balance sheet.  The auction rate securities are measured at fair value using the assumptions discussed previously.   According to the fair value hierarchy established by FAS 157, the Company determined that the assumptions used to measure these securities are level 3 assumptions.    Accordingly, the assumptions used to measure the rights are level 3 assumptions.  The value of the rights is the difference between the par value and fair value of our auction rate securities.

We currently have a $1.4 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.4 million deferred tax liability would not impact our consolidated statement of income or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, utilization of our revolving line of credit, and cash flows from operations are sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 30, 2009 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended August 29, 2009 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 30, 2009, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 30, 2009.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2009.

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

PART II.             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 30, 2009.

Personal Injury Chicken Litter Litigation

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  Green was re-tried, and again resulted in a defense verdict.  The plaintiffs have appealed this judgment.  The appeal was noticed in July, 2009.  The appeal is pending.

There has been no effort by the plaintiffs in the McWhorter and Carroll cases to set those cases for trial.  Whether the plaintiffs in those cases will prosecute those cases to trial is not known, and their likelihood of success if they do cannot be gauged at this time.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns 100% of a new corporation, Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

The district court has dismissed all damages claims against all defendants.  The basis for that ruling was the absence of a necessary party plaintiff, the Cherokee Nation.  The Cherokee Nation owns part of the land and water in the watershed.  After the dismissal of the damages claims, the Cherokee Nation attempted to intervene as a plaintiff.  This attempt was rejected by the district court.  The Cherokee Nation has appealed that denial to the 10th Circuit Court of Appeals.  The appeal was noticed in September 2009, and is pending.

The remaining claims related to the State of Oklahoma’s request for injunctive relief, and the State of Oklahoma’s request for statutory penalties against the defendants for alleged polluting activities.   The trial of these remaining claims began on September 25, 2009.   The trial is projected to last six to eight weeks.  The plaintiff’s likelihood of success cannot be gauged at this point.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 30, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the first quarter of fiscal 2010.

For information as to working capital utilization see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 5.  OTHER INFORMATION

On September 28, 2009, we issued a press release announcing our financial results for the quarter ended August 29, 2009.

ITEM 6.  EXHIBITS

a.	Exhibits

	No.	Description
	31.1	Certification of The Chief Executive Officer
	31.2	Certification of The Chief Financial Officer
	32.0	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
	99.1	Press release dated September 28, 2009 announcing interim period financial information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: September 29, 2009	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer
(Principal Financial Officer)

Date: September 29, 2009	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)