Form 10-Q
period 2009-11-28
CAL MAINE FOODS INC
filed 2010-01-05
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 2009
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
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 26, 2009.
Common Stock, $0.01 par value	21,407,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets -
	November 28, 2009 and May 30, 2009	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks and Twenty-Six Weeks Ended
	November 28, 2009 and November 29, 2008	4

	Condensed Consolidated Statements of Cash Flows -
	Twenty-Six Weeks Ended November 28, 2009 and
	November 29, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

Signatures		26

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 28, 2009	May 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,211	$66,883
Investment securities available-for-sale	7,506	15,165
Investment securities trading	33,000	—
Trade and other receivables	79,730	44,628
Inventories	98,565	97,535
Prepaid expenses and other current assets	4,270	17,474
Total current assets	334,282	241,685

Investment securities trading	—	33,150
Investment securities available-for-sale	711	—
Other investments	17,954	18,069
Goodwill	22,116	22,455
Amortizable intangible assets	14,639	15,056
Other assets	1,743	2,472

Property, plant and equipment	481,711	479,327
Less accumulated depreciation	(242,985)	(229,369)
Net property, plant and equipment	238,726	249,958
TOTAL ASSETS	$630,171	$582,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82,003	$58,423
Accrued dividends payable	4,087	3,422
Current maturities of purchase obligation	—	8,400
Current maturities of long-term debt	39,485	13,806
Deferred income taxes	20,495	19,635
Total current liabilities	146,070	103,686

Long-term debt, less current maturities	112,272	115,983
Other non-current liabilities	3,005	3,532
Deferred income taxes	29,515	26,635
Total liabilities	290,862	249,836

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,407 shares outstanding at
November 28, 2009 and 21,389 shares outstanding at May 30, 2009	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at November 28, 2009 and May 30, 2009	24	24
Paid-in capital	32,441	32,098
Retained earnings	328,794	320,623
Common stock in treasury – 13,723 shares at November 28, 2009
and 13,741 shares at May 30, 2009	(21,018)	(21,045)
Total Cal-Maine Foods, Inc. stockholders’ equity	340,592	332,051
Noncontrolling interests in consolidated entities	(1,283)	958
Total stockholders’ equity	339,309	333,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$630,171	$582,845

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	$229,233	$238,314	$416,899	$445,202
Cost of sales	182,406	180,298	351,855	346,539
Gross profit	46,827	58,016	65,044	98,663
Selling, general, and administrative	21,392	14,892	44,910	37,558
Operating income	25,435	43,124	20,134	61,105
Other income (expense):
Interest expense, net	(1,675)	(1,212)	(3,391)	(2,429)
Other	876	880	1,033	1,533
	(799)	(332)	(2,358)	(896)
Income before income tax	24,636	42,792	17,776	60,209
Income tax expense	9,045	14,888	7,019	21,130
Net income	15,591	27,904	10,757	39,079
Net (income) loss attributable to noncontrolling interest	503	(660)	1,505	(688)
Net income attributable to Cal-Maine Foods, Inc.	$16,094	$27,244	$12,262	$38,391
Net income per common share:
Basic	$0.68	$1.15	$0.52	$1.62
Diluted	$0.67	$1.14	$0.51	$1.61
Dividends declared per common share	$0.172	$0.382	$0.172	$0.539
Weighted average shares outstanding:
Basic	23,807	23,789	23,799	23,750
Diluted	23,881	23,826	23,873	23,797

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 28, 2009	November 29, 2008
Operating Activities
Net income	$10,757	$39,079
Noncontrolling interest allocation	1,505	(688)
Depreciation and amortization	15,019	13,098
Other adjustments/net	9,384	(11,193)
Net cash provided by operating activities	36,665	40,296

Investing Activities
Purchases of investments	(8,167)	(7,225)
Sales of investments	15,265	10,515
Acquisition of businesses, net of cash acquired	(508)	(29,757)
Cash in escrow designated for acquisition	—	(60,672)
Purchases of property, plant and equipment	(10,763)	(15,143)
Payments received on notes receivable	651	555
Increase in notes receivable	(705)	(896)
Net proceeds from disposal of property, plant and equipment	1,179	268
Net cash used in investing activities	(3,048)	(102,355)

Financing Activities
Proceeds from issuance of common stock from treasury	317	248
Payment of purchase obligation	(8,150)	(12,425)
Proceeds from long-term borrowings	30,000	26,000
Principal payments on long-term debt	(8,031)	(4,512)
Payments of dividends	(3,425)	(15,967)
Net cash provided by (used in) financing activities	10,711	(6,656)
Net change in cash and cash equivalents	44,328	(68,715)

Cash and cash equivalents at beginning of period	66,883	94,858
Cash and cash equivalents at end of period	$111,211	$26,143

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
November 28, 2009
(unaudited)
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen and twenty-six weeks ended November 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 29, 2010.

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

Subsequent events have been evaluated through the time of filing on January 5, 2010, which represents the date the Condensed Consolidated Financial Statements were issued. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

Hillandale, LLC Acquisition

During the first quarter of fiscal 2010, we made the final payment of $8,150 on the Hillandale, LLC purchase obligation.  Effective July 30, 2009, Hillandale, LLC was merged into Cal-Maine Foods, Inc. Refer to Note 2 of our May 30, 2009 audited financial statements for further information on the Hillandale Acquisition.

Benton County Foods, LLC Acquisition

We  now own 100% of Benton County Foods, LLC.  We purchased the remaining 10% ownership interest in Benton County Foods, LLC for $508 in the first quarter of fiscal 2010.  Refer to Note 2 of our May 30, 2009 audited financial statements for further information on the Benton County Foods, LLC Acquisition.

Stock Compensation Plans

Total stock based compensation expense for the twenty-six weeks ended November 28, 2009 and November 29, 2008 was $1,086 and $326, respectively.  Our liabilities associated with Stock Appreciation Rights as of November 28, 2009 and November 29, 2008 was $4,376 and $4,654, respectively.

During the twenty-six weeks, ended November 28, 2009, options were exercised for 18 shares of common stock. Proceeds from the exercise of these options amounted to $107.  The Company made no stock-based grants during the twenty-six weeks ended November 28, 2009.  Refer to Note 11 of our May 30, 2009 audited financial statements for further information on our stock compensation plans.

2.	Inventories

Inventories consisted of the following:

	November 28, 2009	May 30, 2009
Flocks	$62,288	$64,040
Eggs	8,153	6,880
Feed and supplies	28,124	26,615
	$98,565	$97,535

3.	Debt

The Company entered into a loan agreement dated November 12, 2009 with Metropolitan Life Insurance Company, pursuant to which the Company issued a Secured Promissory Note due November 1, 2019 for borrowings in the principal amount of $30,000(the “Note”).  The annual interest rate on the Note is 6.20%.  Proceeds from the Note were used to fund working capital.   This Note is secured by mortgages, security agreements, assignments of lease and rents with respect to certain of the Company’s egg production, feed mill, grain storage, and related facilities located in Florida.

At November 28, 2009, the Company maintained a $40,000 revolving line of credit with three banks.  This line of credit matured on December 31, 2009, and the Company did not renew the line of credit.  On the maturity date, there was no outstanding balance on this line of credit. There was $3,900 of this revolving line of credit utilized for standby letters of credit.  The standby letters of credit, which remain outstanding, are collateralized with cash.

The Company has entered into and borrowed proceeds under a revolving line of credit with UBS Financial Services Inc. (“UBS”).   This revolving line of credit is collateralized by auction rate securities in our account with UBS.  As of November 28, 2009, the balance owed under this revolving line of credit was $24,948.  This revolving line of credit is a net no cost loan.   Thus, the interest expense on this revolving line of credit is equal to the interest income we receive on the auction rate securities held in our account.   This loan becomes due and payable as the auction rate securities are liquidated.    Attributable to this payback feature, we have classified the entire amount owed under this revolving line of credit in the current liability portion of our condensed consolidated balance sheet in the line item current maturities of long-term debt, since the auction rate securities that collateralize this debt are correspondingly classified as current assets.

4.	Legal Proceedings

We are defendants in certain legal actions.  It is our opinion, based on advice of legal counsel, that the outcome of these actions cannot be reasonably estimated nor can we determine the probable outcome of these legal actions. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

5.	Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and warrants.  The computations of basic and diluted net income per share attributable to the Company are as follows:

	13 weeks ended		26 weeks ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net income attributable to Cal-Maine Foods, Inc.	$16,094	$27,244	$12,262	$38,391
Basic weighted-average common shares outstanding	23,807	23,789	23,799	23,750

Effect of dilutive securities:
Common stock options	74	37	74	47
Dilutive common shares outstanding	23,881	23,826	23,873	23,797
Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$0.68	$1.15	$0.52	$1.62
Diluted	$0.67	$1.14	$0.51	$1.61

6.	Dividends declared per common share

Dividends declared per common share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common shares outstanding for the period.

7.	Investment securities (available-for-sale and trading)

Our investment securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”). Our investment securities are stated at fair value.  They consist of auction rate securities, which we classify as trading, and high quality short-term municipal bonds, which we classify as available-for-sale. Under ASC 320, securities purchased to be held for an indeterminate period of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.  Trading securities are bought and held principally for selling them. Unrealized holding gains and losses for trading securities are included in earnings.

Our auction rate securities were purchased from UBS.  They are long-term debt obligations, which were rated AAA at the date of purchase. Although some of the obligations have maintained their AAA rating, some of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as was reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board, and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value anytime during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments as of November 28, 2009 because we have the ability to put the auction rate securities back to UBS on June 30, 2010.  The fair value of the auction rate securities and Rights totaled $33,000 at November 28, 2009 and $33,150 at May 30, 2009.

At November 28, 2009, we have $7,506 of current investment securities available-for-sale and $711 of non-current investment securities available-for-sale consisting primarily of high quality short-term municipal bonds with maturities of three to fifteen months when purchased. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at November 28, 2009. Accordingly, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the investment securities available-for-sale.

8.	Fair value

The Company is required to categorize both financial and nonfinancial assets and liabilities based on the following fair value hierarchy.  The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable, and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

•	Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The carrying value of the Company’s long-term debt is at amortized cost.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	November 28, 2009		May 30, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$150,686	$151,757	$130,868	$129,789

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of November 28, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$7,506	$—	$7,506
Investment securities available-for-sale (Non-current)	—	711	—	711
Investment securities trading (Current) [1]	—	—	33,000	33,000

Total assets measured at fair value	$—	$8,217	$33,000	$41,217

1 –
The investment securities (trading) are the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $30,753.   The fair value of the Rights is $2,247, determined as the difference between the par value and the fair value of the auction rate securities.    The aggregate fair value of the auction rate securities and the Rights is $33,000.

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

1 –
  The investment securities (trading) are the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $30,336.   The fair value of the Rights is $2,814, determined as the difference between the par value and the fair value of the auction rate securities.    The aggregate fair value of the auction rate securities and the Rights is $33,150

Level 2
We classified our current and long-term investment securities – available-for-sale as level 2.   These securities consist of high quality short-term municipal bonds with maturities of three to fifteen months, when purchased.   Due to the nature of these securities, they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets.  Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3
We classified our current investment securities – trading as level 3.  These securities consist of auction rate securities and the Rights. Our auction rate securities consist of two types: formulaic muni auction rate securities and student loan auction rate securities.   The formulaic (i.e. formula based) muni auction rate securities are municipal securities whose maximum rates are generally based on an index multiplied by a percentage (which is based on the rating of the security).   The student loan auction rate securities are securities issued by student loan trusts.

For the formulaic muni auction rate securities, the observable inputs include credit risk, and yields or spreads of fixed rate municipal bonds issued by the same or comparable issuers.  The unobservable input for the formulaic muni auction rate securities is the assessment of the likelihood of redemption.  For the student loan auction rate securities, the observable inputs include tax status, credit risk, duration, insurance wraps, and the portfolio composition, future cash flows based on maximum rate formulas, and estimates of observable market data including yields or spreads of trading instruments that are similar or comparable.  The unobservable input for the student loan auction rate securities are the likelihood of redemption.  Due to the combination of observable and unobservable inputs, we believe that level 3 is the proper classification.

In accordance with accounting guidance in ASC Topic 825 (Financial Instruments), we have elected the fair value option for our Rights.  The value for the Rights is derived from the difference between the par value and the fair value of our auction rate securities.   When a gain or loss is recorded on our auction rate securities, we record an offsetting gain or loss on the Rights.   The impact of this treatment is that the auction rate securities are recorded on our balance sheet at par value.

The Rights are valued at $2,247 on our condensed consolidated balance sheet at November 28, 2009.  They are included in the total amount for “Investments securities trading” in the current asset portion of our condensed consolidated balance sheet.  The Rights represent a firm agreement in accordance with ASC Topic 815(Derivatives and Hedging), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable.  It has the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a put option that is recognized as a freestanding asset separate from the auction rate securities.   The Rights do not meet the definition of a derivative instrument under ASC Topic 815, because the underlying securities are not readily convertible to cash.  Therefore, we have elected to measure the Rights at fair value under ASC Topic 825, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

      9.       Recent accounting pronouncements

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FASB ASC 105”).   FASB ASC 105 modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities Exchange Commission.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   FASB ASC 105 became effective for the second quarter of fiscal year 2010.  All other accounting standards references have been updated in this report with ASC references.

In April 2008, the FASB issued new accounting and disclosure guidance related to the determination of the useful life of intangible assets that requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and mandates certain related disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued new accounting and disclosure guidance that defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the new guidance for financial assets and liabilities in the first quarter of fiscal 2009 and for nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting and disclosure guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance on how to recognize, measure and present assets acquired, liabilities assumed, noncontrolling interests and any goodwill recognized in a business combination. The objective of this new guidance is to improve the information included in financial reports about the nature and financial effects of business combinations. We adopted the new guidance in the first quarter of fiscal 2010, and we will apply it prospectively to all future business combinations. The adoption did not have a significant impact on our consolidated condensed financial statements, and the impact on our consolidated condensed financial statements in future periods will depend on the nature and size of any future business combinations.

In December 2007, the FASB issued new accounting and reporting guidance for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted the new accounting guidance in the first quarter of fiscal 2010, and we are applying it prospectively.  The new presentation and disclosure requirements have been applied retrospectively. At May 30, 2009, in connection with our adoption of these provisions, we reclassified into stockholders’ equity the historical balances related to noncontrolling interests in consolidated entities. At May 30, 2009, the carrying amount of noncontrolling interests in consolidated entities was $958.  See note 10 for additional discussion of the effects of this change.

In May 2009, the FASB issued authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events, which occur after the balance sheet date but occur before the financial statements are issued. The new guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance in the first quarter of fiscal 2010. The adoption had no impact on our consolidated condensed financial statements.

10.	Noncontrolling Interest and Pro Forma Information

The following reflects the stockholders’ equity activity for the twenty six-week period ended November 28, 2009:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 30, 2009	$351	$24	$(21,045)	$32,098	$320,623	$958	$333,009
Dividends					(4,091)		(4,091)
Issuance of common stock from treasury			27	233			260
Vesting of stock based compensation				110			110
Capital distributions						(736)	(736)
Net income (loss)					12,262	(1,505)	10,757
Balance November 28, 2009	$351	$24	$(21,018)	$32,441	$328,794	$(1,283)	$339,309

Noncontrolling interests represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of ASC Topic 810 (Consolidation).    We include in noncontrolling interests, the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest.     Net loss attributable to noncontrolling interest for the thirteen-week period ended November 28, 2009 was $503 as compared to net income attributable to noncontrolling interest of $660 for the thirteen-week period ended November 29, 2008.

Net loss attributable to noncontrolling interest for the twenty-six week period ended November 28, 2009 was $1,505 as compared to net income attributable to noncontrolling interest of $688 for the twenty-six week period ended November 29, 2008.

Upon adoption of ASC Topic 810, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   ASC Topic 810 allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet. The following table reconciles the reported net income (loss) attributable to Cal-Maine Foods, Inc. to the pro forma consolidated net income (loss) and net income (loss) per share that would have been attributable to Cal-Maine Foods, Inc. had the Company not adopted the provisions of ASC Topic 810 on May 31, 2009:

	13 weeks ended		26 weeks ended
(in thousands, except per share amount)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net income attributed to Cal-Maine Foods, Inc., as reported	$16,094	$27,244	$12,262	$38,391
Pro forma loss attributable to noncontrolling interest had the Company not adopted the provisions of ASC Topic 810	(506)	—	(1,098)	—
Net income attributed to Cal-Maine Foods, Inc., pro forma	$15,588	$27,244	$11,164	$38,391
Basic net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, as reported	$0.68	$1.15	$0.52	$1.62
Basic net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, pro forma	$0.65	$1.15	$0.47	$1.62
Diluted net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, as reported	$0.67	$1.14	$0.51	$1.61
Diluted net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, pro forma	$0.65	$1.14	$0.47	$1.61

11.	Insurance Receivable

On July 9, 2009, the Farwell, TX egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $10,000 in proceeds from its insurance carriers through November 28, 2009 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred as the result of the fire totaled $9,527 through November 28, 2009. Insurance proceeds have been recognized in the consolidated income statement for the 26-week period ended November 28, 2009 to offset the assets written off and expenses incurred.  No gain, if any, will be recognized until all contingencies surrounding the resolution of the insurance claim are resolved, which is expected to occur in calendar 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes or obligations that could result from our future acquisition of new flocks or businesses. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we”, “us”, “our”, or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States.  We market the majority of our shell eggs in 29 states, primarily in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the United States.  We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended November 28, 2009, we produced approximately 80% of the total number of shell eggs sold by us, with approximately 10% of such total shell egg production being with contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 20% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently average about 61% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The corn and soybean crops are very large for the 2009 crop year.   Prices have moved down recently from levels seen during the summer months, but remain high on a historical basis.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Market prices for soybean meal remain higher because of competition for acres from other grain producers.  Feed costs, while much improved, will likely remain relatively high, and could be volatile in the year ahead.

The purchase of Tampa Farms, LLC on November 28, 2008 described in note 2 of our May 30, 2009 audited financial statements is referred to below as the “Acquisition".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 weeks ended		26 weeks ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	79.6	75.7	84.4	77.8
Gross profit	20.4	24.3	15.6	22.2
Selling, general, and administrative	9.3	6.2	10.8	8.4
Operating income	11.1	18.1	4.8	13.8
Other expense	(0.3)	(0.1)	(0.6)	(0.2)
Income before income tax	10.8	18.0	4.2	13.6
Income tax expense	3.9	6.2	1.7	4.7
Net income	6.9	11.8	2.5	8.9
Net (income) loss attributable to noncontrolling interest	0.1	(0.3)	0.4	(0.2)
Net income attributable to Cal-Maine Foods, Inc.	7.0%	11.5%	2.9%	8.7%

NET SALES

                 Year- to-date, approximately 95% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 2% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended November 28, 2009 were $229.2 million, a decrease of $9.1 million or 3.8%, as compared to net sales of $238.3 million for the thirteen-week period ended November 29, 2008.  Total dozens of eggs sold increased and egg-selling prices decreased in the current thirteen-week period as compared to the same comparable thirteen-week period in fiscal 2009. Dozens sold for the current thirteen-week period were 206.3 million dozen, an increase of 21.1 million dozen, or 11.4% as compared to the similar thirteen-week period of fiscal 2009.  During this quarter, there was good demand for eggs at the retail level, but a declining demand for eggs from the institutional and food service sectors.  Our net average selling price per dozen for the thirteen-week period ended November 28, 2009 was $1.057, compared to $1.209 for the thirteen-week period ended November 29, 2008, a decrease of $.152 per dozen, or 12.6%. The net average selling price per dozen is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

On a comparable basis, excluding the Acquisition, net sales for the thirteen-week period ended November 28, 2009 were $205.3 million, a decrease of $33.0 million, or 13.8%, as compared to net sales of $238.3 million for the thirteen-week period ended November 29, 2008.   Dozens sold for the thirteen-week period ended November 28, 2009, excluding the Acquisition, were 185.4 million, an increase of 200,000, or 0.1% as compared to 185.2 million for the thirteen-week period ended November 29, 2008.

Our egg product sales represent approximately 3% of our net sales. For the thirteen weeks, ended November 28, 2009, egg product sales were $7.7 million, a decrease of $4.0 million, or 34.2%, as compared to $11.7 million for the same thirteen- week period last year. Egg products are primarily sold into the institutional and food service sectors, and the sizeable decrease in egg products sales is attributable to the declines in these sectors.

Net sales for the twenty-six week period ended November 28, 2009 were $416.9 million, a decrease of $28.3 million, or 6.4% compared to net sales of $445.2 million for the fiscal 2009 twenty-six week period.  Dozens sold for the current twenty-six week period were 399.3 million compared to 355.8 million for the same twenty-six week period in fiscal 2009, an increase of 43.5 million dozen, or 12.2%.  For the current fiscal 2010 twenty-six week period, our net average selling price per dozen was $.992, compared to $1.173 per dozen for the same period last year, a decrease of $.181 per dozen, or 15.4%.

On a comparable basis, excluding the Acquisition, net sales for the twenty-six week period ended November 28, 2009 were $372.4 million, a decrease of $72.8 million, or 16.4%, as compared to net sales of $445.2 million for the twenty-six week period ended November 29, 2008.   Dozens sold for the twenty-six week period ended November 28, 2009, excluding the Acquisition, were 358.2 million, an increase of 2.4 million, or 0.7% as compared to 355.8 million for the twenty-six week period ended November 29, 2008.

For the twenty-six week period ended November 28, 2009, egg product sales were $13.7 million, a decrease of $8.2 million, or 37.4%, as compared to $21.9 million for the same twenty-six week period last year. Egg products are primarily sold into the institutional and food service sectors, and the sizeable decrease in egg products sales is attributable to the declines in these sectors.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended		26 weeks ended
(Amounts in thousands)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Total net sales	$229,233	$238,314	$416,899	$445,202

Non-specialty shell egg sales	$173,087	$183,307	$310,937	$343,476
Specialty shell egg sales	44,873	40,573	85,070	74,006
Other	698	738	1,520	1,684
Net shell egg sales	$218,658	$224,618	$397,527	$419,166

Net shell egg sales as a percent of total net sales	95%	94%	95%	94%

Non-specialty shell egg dozens sold	178,065	158,920	345,674	307,946
Specialty shell egg dozens sold	28,186	26,273	53,624	47,898
Total dozens sold	206,251	185,193	399,298	355,844

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended November 28, 2009, non-specialty shell eggs represented approximately 79.2% of our shell egg dollar sales, as compared to 81.6%, for the thirteen-week period ended November 29, 2008.   For the thirteen-week period ended November 28, 2009, non-specialty shell eggs accounted for approximately 86.3% of the total shell egg dozen volume, as compared to 85.8% for the thirteen-week period ended November 29, 2008.

For the twenty-six week period ended November 28, 2009, non-specialty shell eggs represented approximately 78.2% of our shell egg dollar sales, as compared to 81.9% for the twenty-six week period ended November 29, 2008.   For the twenty-six week period ended November 28, 2009, non-specialty shell eggs accounted for approximately 86.6% of the total shell egg dozen volumes, as compared to 86.5% for the twenty-six week period ended November 29, 2008.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended November 28, 2009, specialty shell eggs represented approximately 20.5% of our shell egg dollar sales, as compared to 18.1%, for the thirteen-week period ended November 29, 2008. For the thirteen-week period ended November 28, 2009, specialty shell eggs accounted for approximately 13.7% of the total shell egg dozen volume, as compared to 14.2% for the thirteen-week period ended November 29, 2008. This decline is due to the weak economy and consumers increasingly demanding lower priced eggs.

The shell egg sales classified as other represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

For the twenty-six week period ended November 28, 2009, specialty shell eggs represented approximately 21.4% of our shell egg dollar sales, as compared to 17.7% for the twenty-six week period ended November 29, 2008. For the twenty-six week period ended November 28, 2009, specialty shell eggs accounted for approximately 13.4% of the total shell egg dozen volumes, as compared to 13.5% for the twenty-six week period ended November 29, 2008.

COST OF SALES

The following table presents the key variables affecting our cost of sales.

	13 weeks ended		26 weeks ended
(Amounts in thousands)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Cost of sales	$182,406	$180,298	$351,855	$346,539

Dozens produced	164,647	142,868	320,790	276,510
Dozens purchased outside*	41,604	42,325	78,508	79,334
Dozens sold	206,251	185,193	399,298	355,844

Feed cost (price per dozen produced)	$0.347	$0.385	$0.352	$0.417
Farm production cost (price per dozen produced)	$0.556	$0.605	$0.573	$0.636
Outside egg purchases (average price paid per dozen)	$1.126	$1.190	$1.084	$1.155

 * Net of processing loss and inventory adjustments
Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the thirteen-week period ended November 28, 2009 was $182.4 million, an increase of $2.1 million, or 1.2% as compared to the cost of sales of $180.3 million for the thirteen-week period ended November 29, 2008.  On a comparable basis, excluding the Acquisition, cost of sales for the thirteen-week period ended November 28, 2009 was $162.8 million, a decrease of $17.5 million, or 9.7% as compared to $180.3 million for the thirteen-week period ended November 29, 2008.  This decrease is the result of lower costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost for the thirteen-week period ended November 28, 2009 was $.347 per dozen, a decrease of 9.9%, as compared to cost per dozen of $.385 for the same thirteen-week period in fiscal 2009.   Decreases in feed cost are the result of lower market prices for corn and soybean meal, primary ingredients for the feed we use. Although feed costs decreased, our average shell egg selling prices decreased by a larger amount, which resulted in a net decrease in gross profit from 24.3% of net sales for the thirteen-week period ended November 29, 2008 to 20.4% of net sales for the thirteen-week period ended November 28, 2009.

For the twenty-six week period ended November 28, 2009, total cost of sales was $351.9 million, an increase of $5.4 million, or 1.6%, as compared to cost of sales of $346.5 million for the twenty-six week period ended November 29, 2008. On a comparable basis, excluding the Acquisition, cost of sales for the twenty-six week period ended November 28, 2009 was $312.8 million, a decrease of $33.7 million, or 9.7% as compared to $346.5 million for the twenty-six week period ended November 29, 2008. This decrease is the result of lower costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost for the current twenty-six week period was $.352 per dozen, compared to $.417 per dozen for the twenty-six week period ended November 29, 2008, a decrease of 15.6%. Gross profit decreased to 15.6% of net sales for the twenty-six week period ended November 28, 2009 from 22.2% for the comparable twenty-six week period ended November 29, 2008.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	13 weeks ended
(Amounts in thousands)	Actual November 28, 2009	Less: (Acquisition)	Net November 28, 2009	November 29, 2008	Change
Stock compensation expense	$(215)	$—	$(215)	$(3,078)	$2,863
Specialty egg expense	4,109	413	3,696	4,585	(889)
Payroll and overhead	4,386	309	4,077	3,734	343
Bad debt expense	1,179	(166)	1,345	113	1,232
Other expenses	4,756	1,326	3,430	3,251	179
Delivery expense	7,177	1,458	5,719	6,287	(568)
Total	$21,392	$3,340	$18,052	$14,892	$3,160

Selling, general, and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended November 28, 2009 was $21.4 million, an increase of $6.5 million, or 43.6%, as compared to $14.9 million for the thirteen-week period ended November 29, 2008.   Excluding the Acquisition, selling, general, and administrative expense for the thirteen-week period ended November 28, 2009 was $18.1 million, an increase of $3.2 million, or 21.5%, as compared to $14.9 million for the thirteen-week period ended November 29, 2008.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $25.21 at November 29, 2008 to $27.42 at November 28, 2009.  Our stock price did decline from the previous thirteen-week period this fiscal 2010 period and for the same thirteen-week period in fiscal 2009.  For fiscal 2009, the common stock price decreased from $39.49 at August 30, 2008 to $25.21 at November 29, 2008, which is a 36.2% decline. For fiscal 2010, the common stock price decreased from $28.95 at August 29, 2009 to $27.42 at November 28, 2009, which is a 5.3% decline.  Specialty egg expense represents advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.   As a percentage of our dozens sold, specialty eggs declined from 14.2% for the thirteen-week period ended November 29, 2008 to 13.7% for the thirteen-week period ended November 28, 2009.  This decline is due to the weak economy and consumers increasingly demanding lower priced eggs.  Our payroll and bad debt expense increased this thirteen-week period of fiscal 2010, as compared to the same period in fiscal 2009.   We recognize reserves for bad debts based on the length of time the trade receivables are past due, generally 100% for amounts more than 60 days past due.  During the current quarter, a few of our formerly current status customers have slipped into a slow-pay status.  We anticipate that those accounts will come into current status in the next quarter, thereby reducing the reserve requirement.  Our net delivery expense decreased for the thirteen-week period ended November 28, 2009.  Delivery expense decreased due to lower fuel costs and lower costs for the use of outside trucking.  As a percent of net sales, selling, general, and administrative expense increased from 6.2% for the thirteen-week period ended November 29, 2008 to 9.3% for the thirteen-week period ended November 28, 2009.

	26 weeks ended
(Amounts in thousands)	Actual November 28, 2009	Less: (Acquisition)	Net November 28, 2009	November 29, 2008	Change
Stock compensation expense	$1,086	$—	$1,086	$326	$760
Specialty egg expense	8,375	502	7,873	7,959	(86)
Payroll and overhead	9,643	723	8,920	8,905	15
Bad debt expense	1,210	26	1,184	29	1,155
Other expenses	10,470	2,723	7,747	7,603	144
Delivery expense	14,126	2,747	11,379	12,736	(1,357)
Total	$44,910	$6,721	$38,189	$37,558	$631

          For the twenty-six weeks, ended November 28, 2009, selling, general, and administrative expense was $44.9 million, an increase of $7.3 million, or 19.4% as compared to $37.6 million for the same period in fiscal 2009.  Excluding the Acquisition, selling, general, and administrative expense for the twenty-six week period ended November 28, 2009 was $38.2 million, an increase of $631,000, or 1.6%, as compared to $37.6 million for the twenty-six week period ended November 29, 2008.   Stock compensation, payroll and overhead, and bad debt expense increased this twenty-six week period of fiscal 2010, as compared to the same period in fiscal 2009. Specialty egg expenses decreased for this twenty-six week period of fiscal 2010, as compared to the same period in fiscal 2009.   As discussed in the previous section, bad debt expense is a reserve based on the length of time trade receivables are past due.   Generally we make a reserve for 100% of the trade receivables that are 60 days past due.  This reserve for bad debt expense increased because of some customers who have slipped into a slow-pay status.  We anticipate that the accounts will come into current status in the next quarter, thereby reducing the reserve requirement. Our net delivery expense decreased for the twenty-six week period ended November 28, 2009.  Delivery expense decreased due to lower fuel costs and lower costs for the use of outside trucking.  As a percent of net sales, selling, general, and administrative expense increased from 8.4% for the twenty-six week period of fiscal 2009 to 10.8% for the current comparable period in fiscal 2010.

OPERATING INCOME

As a result of the above, operating income was $25.4 million for the thirteen-weeks ended November 28, 2009, as compared to operating income of $43.1 million for the thirteen-week period ended November 29, 2008.  As a percent of net sales, operating income for the thirteen-week period ended November 28, 2009 was 11.1%, as compared to 18.1% for the thirteen-week period ended November 29, 2008.

For the twenty-six weeks, ended November 28, 2009, operating income was $20.1 million, compared to operating income of $61.1 million for the comparable period in fiscal 2009.  As a percent of net sales, operating income for the current fiscal 2010 period was 4.8%, as compared to 13.8% for the same period in fiscal 2009.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the thirteen-week period ended November 29, 2009 was $799,000, which is an increase of $467,000 from other expense of $332,000 for same thirteen-week period of fiscal 2009. This net increase for the current thirteen-week period was primarily the result of an increase in net interest expense. We had higher average long-term borrowing balances, which increased net interest expense. As a percent of net sales, other expense was .3% for the thirteen-weeks ended November 28, 2009, compared to other expense of .1% for the comparable period last year.

For the twenty-six weeks ended November 28, 2009, other expense was $2.4 million, which is an increase of $1.4 million from other expense of $896,000 for the comparable period in fiscal 2009.  Similar to the current thirteen-week period, this increase was due primarily to an increase in interest expense.  As a percent of net sales, other expense was .6% for the current fiscal 2010 twenty-six week period, as compared to other expense of .2% for the comparable period in fiscal 2009.

INCOME TAXES

As a result of the above, our pre-tax income was $24.6 million for the thirteen-week period ended November 28, 2009, compared to pre-tax income of $42.8 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $9.0 million was recorded with an effective tax rate of 36.7% as compared to an income tax expense of $14.9 million with an effective rate of 34.8% for last year’s comparable thirteen-week period.

For the twenty-six week period ended November 28, 2009, pre-tax income was $17.8 million, compared to pre-tax income of $60.2 million for the comparable period in fiscal 2009.  For the current fiscal 2010 twenty-six week period, income tax expense of $7.0 million was recorded with an effective tax rate of 39.5%, as compared to an income tax expense of $21.1 million with an effective rate of 35.1% for last year’s comparable period.

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

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Noncontrolling interest represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of ASC Topic 810.   We also include in noncontrolling interest the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest.     Net loss attributable to noncontrolling interest for the thirteen-week period ended November 28, 2009 was $503,000 as compared to net income attributable to noncontrolling interest of $660,000 for the thirteen-week period ended November 29, 2008.   Upon adoption of the consolidation provisions of ASC Topic 810, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   The adoption of these consolidation provisions allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet.

Net loss attributable to noncontrolling interest for the twenty-six week period ended November 28, 2009 was $1.5 million as compared to net income attributable to noncontrolling interest of $688,000 for the twenty-six week period ended November 29, 2008.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC

Net income for the thirteen-week period ended November 28, 2009 was $16.1 million, or $.68 per basic and $.67 per diluted share, compared to net income of $27.2 million, or $1.15 per basic and $1.14 per diluted share for the same period last year.

For the twenty-six week period ended November 28, 2009, net income was $12.3 million or $.52 per basic and $.51 per diluted share, compared to a fiscal 2009 net income of $38.4 million, or $1.62 per basic and $1.61 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 28, 2009 was $188.2 million compared to $138.0 million at May 30, 2009. Our current ratio was 2.29 at November 28, 2009 as compared with 2.33 at May 30, 2009. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have a $40 million line of credit with three banks, $3.9 million of which was utilized for standby letters of credit at November 28, 2009.   This line of credit expired on December 31, 2009 and the Company has chosen not to renew it.  Current cash balances, expected borrowing capability and ongoing operating cash flow should provide adequate liquidity going forward.   The standby letters of credit, which remain outstanding, are collateralized with cash. Our long-term debt at November 28, 2009, including current maturities, amounted to $151.8 million, as compared to $129.8 million at May 30, 2009.

The Company entered into a loan agreement dated November 12, 2009 with Metropolitan Life Insurance Company, pursuant to which the Company issued a Secured Promissory Note due November 1, 2019 for borrowings in the principal amount of $30.0 million (the “Note”).  The annual interest rate on the Note is 6.20%.  Proceeds from the Note were used to fund working capital.   This Note is secured by mortgages, security agreements, assignments of lease and rents with respect to certain of the Company’s egg production, feed mill, grain storage, and related facilities located in Florida.

For the twenty-six weeks ended November 28, 2009, $36.7 million in cash was provided by operating activities.  This compares to cash provided by operating activities of $40.3 million for the 26 weeks ended November 29, 2008.  For the twenty-six weeks ended November 28, 2009, approximately $15.3 million was provided from the sale of short-term investments, $8.2 million was used for the purchase of investments, and net $54,000 was used for notes receivable. Approximately $1.2 million was provided from disposal of property, plant, and equipment, $10.8 million was used for purchases of property, plant, and equipment, $8.2 million was used for acquisition of the remaining equity interest in the Hillandale business, and $508,000 was used to acquire the remaining equity interest in Benton County Foods, LLC.  Approximately $3.4 million was used for payment of dividends on common stock and $8.0 million was used for principal payments on long-term debt.  Approximately $317,000 was received from the issuance of common stock from treasury.  Approximately $30.0 million was received from additional long-term borrowings. The net result of these activities was an increase in cash of approximately $44.3 million since May 30, 2009.

For the twenty-six weeks ended November 29, 2008, $7.2 million was used for the purchase of short-term investments, $10.5 million was provided from the sale of short-term investments, and net $341,000 was used for notes receivable.  Approximately $268,000 was provided from disposal of property, plant, and equipment, $15.1 million was used for purchases of property, plant, and equipment, and $12.4 million was used for an additional acquisition of the Hillandale business.  We used $29.8 million for the acquisition of Zephyr Egg, LLC.  We designated $60.7 million for the purchase of Tampa Farms, LLC.  Approximately $16.0 million was used for payments of dividends on the common stock, and $4.5 million was used for principal payments on long-term debt. We received $248,000 from the issuance of common stock from treasury through the exercise of stock options.  Approximately $26.0 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of $68.7 million since May 31, 2008.

Substantially all trade receivables, auction rate securities, and inventories collateralize our lines of credit and property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 28, 2009, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, TX to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of November 28, 2009, capital expenditures related to construction of this complex were approximately $32.5 million.

The Company believes that this will have minimal financial impact on our operations and does not expect any long-term disruption to our customers. Debris removal has been completed and construction to rebuild the destroyed houses has begun.  Due to this casualty, estimated completion time for the Farwell facility will likely be delayed to January 2011.  Future capital expenditures will be funded by cash flows from operations and insurance recoveries.

On July 9, 2009, the Farwell, TX egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $10.0 million in proceeds from its insurance carriers through November 28, 2009 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred as the result of the fire totaled $9.5 million through November 28, 2009. Insurance proceeds have been recognized in the consolidated income statement for the 26-week period ended November 28, 2009 to offset the assets written off and expenses incurred. No gain, if any, will be recognized until all contingencies surrounding the resolution of the insurance claim are resolved, which is expected to occur in calendar 2010.

Delta Egg Farm, LLC, an unconsolidated affiliate, has constructed an organic egg production and distribution facility near our Chase, Kansas location. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $6.5 million of long-term debt of Delta Egg Farm, LLC.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board, and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value anytime during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments as of November 28, 2009 because we have the ability to put the auction rate securities back to UBS on June 30, 2010.  The fair value of the auction rate securities and Rights totaled $33,000 at November 28, 2009 and $33,150 at May 30, 2009.

At November 28, 2009, we have $7,506 of current investment securities available-for-sale and $711 of non-current investment securities available-for-sale consisting primarily of high quality short-term municipal bonds with maturities of three to fifteen months when purchased. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at November 28, 2009. Accordingly, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the investment securities available-for-sale.

We currently have a $1.4 million deferred tax liability due to a subsidiary's change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control so that we no longer qualify as a family farming corporation. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.4 million deferred tax liability would not affect our consolidated statement of income or stockholders' equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 30, 2009 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended November 28, 2009 that we expect will have a material impact on our consolidated financial statements. For recently adopted accounting standards, please see note 9 in the notes to the consolidated financial statements in Item 1 of this 10-Q.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.  Green was re-tried, and again resulted in a defense verdict.  The plaintiffs have appealed this judgment.  The appeal was noticed in July 2009.  The appeal is pending.

There has been no effort by the plaintiffs in the McWhorter and Carroll cases to set those cases for trial.  Whether the plaintiffs in those cases will prosecute those cases to trial is not known, and their likelihood of success if they do cannot be gauged at this time.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns 100% of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

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

The remaining claims related to the State of Oklahoma’s request for injunctive relief, and the State of Oklahoma’s request for statutory penalties against the defendants for alleged polluting activities.   The trial of these remaining claims began on September 25, 2009.   At the conclusion of the plaintiffs proofs on December 21, 2009 the defendants, individually and collectively, moved for a defense judgment, which at that time was denied, by the court.  However, the defendants plan to move for a final defense ruling at the conclusion of the defendants’ proofs.  The trial is projected to last six to eight weeks.  The plaintiff’s likelihood of success cannot be gauged at this point.

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

The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint.  The direct purchaser plaintiffs did not respond to those motions.  Instead, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009.  The current deadline for the Company to respond to the direct purchaser plaintiffs’ amended complaint is February 5, 2010.

The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.  On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint.  The indirect purchaser plaintiffs still have not responded to those motions.  The indirect purchaser plaintiffs have asked the Court to permit limited discovery from a settling party, and depending on how the Court rules on that motion, the indirect purchaser plaintiffs may be permitted to file an amended complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on September 30, 2009.

The following persons were nominated and elected to serve as members of the Board of Directors until our next      annual meeting of shareholders and until their successors are elected and qualified. Fred R. Adams, Jr. (38,156,985 votes for and 5,436,024 votes withheld), Richard K. Looper (43,203,274 votes for and 389,735 votes withheld), Adolphus B. Baker (39,775,539 votes for and 3,817,470 votes withheld), Timothy A. Dawson (39,673,285 votes for and 3,919,724 votes withheld), Letitia C. Hughes (43,407,492 votes for and 185,517 votes withheld), James E. Poole (43,391,431 votes for and 201,578 votes withheld), and Steve W. Sanders (43,174,715 votes for and 418,294 votes withheld).

Shareholders voted on and approved the appointment of FROST, PLLC, an independent registered public accounting firm, as the Company’s independent auditor for its 2010 fiscal year (43,494,070 votes for and 71,639 votes against, with 273,300 abstaining).

The resolution proposed by The Humane Society of the United States concerning political contribution disclosures failed to pass with 3,411,533 common stock votes for, 35,337,083 votes against, with 891,922 votes abstaining.

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

CAL-MAINE FOODS, INC.
(Registrant)

Date: January 5, 2010	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: January 5, 2010	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)