Form 10-Q
period 2010-02-27
CAL MAINE FOODS INC
filed 2010-03-31
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 27, 2010

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 29, 2010.

Common Stock, $0.01 par value	21,425,091 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

Page Number
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets - February 27, 2010 and May 30, 2009	3
Condensed Consolidated Statements of Income - Thirteen Weeks and Thirty-Nine Weeks Ended February 27, 2010 and February 28, 2009	4
Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended February 27, 2010 and February 28, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	24
Item 6. Exhibits	24
Signatures	25

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 27, 2010	May 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,223	$66,883
Investment securities available-for-sale	33,202	15,165
Investment securities trading	32,800	—
Trade and other receivables	61,488	44,628
Inventories	94,947	97,535
Prepaid expenses and other current assets	1,427	17,474
Total current assets	365,087	241,685

Investment securities trading	—	33,150
Investment securities available-for-sale	711	—
Other investments	19,653	18,069
Goodwill	22,116	22,455
Amortizable intangible assets	13,971	15,056
Other assets	1,013	2,472

Property, plant and equipment	486,444	479,327
Less accumulated depreciation	(250,208)	(229,369)
Net property, plant and equipment	236,236	249,958
TOTAL ASSETS	$658,787	$582,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,715	$58,423
Accrued dividends payable	11,511	3,422
Current maturities of purchase obligation	—	8,400
Current maturities of long-term debt	39,581	13,806
Deferred income taxes	19,640	19,635
Total current liabilities	154,447	103,686

Long-term debt, less current maturities	108,348	115,983
Other non-current liabilities	3,133	3,532
Deferred income taxes	30,950	26,635
Total liabilities	296,878	249,836

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,425 shares outstanding at
February 27, 2010 and 21,389 shares outstanding at May 30, 2009	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at February 27, 2010 and May 30, 2009	24	24
Paid-in capital	32,495	32,098
Retained earnings	351,816	320,623
Common stock in treasury – 13,705 shares at February 27, 2010
and 13,741 shares at May 30, 2009	(20,911)	(21,045)
Total Cal-Maine Foods, Inc. stockholders’ equity	363,775	332,051
Noncontrolling interests in consolidated entities	(1,866)	958
Total stockholders’ equity	361,909	333,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,787	$582,845

 See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net sales	$271,156	$270,009	$688,055	$715,211
Cost of sales	196,232	201,852	548,087	548,391
Gross profit	74,924	68,157	139,968	166,820
Selling, general and
administrative	24,987	22,957	69,897	60,515
Operating income	49,937	45,200	70,071	106,305
Other income (expense):
Interest expense, net	(1,653)	(1,736)	(5,044)	(4,165)
Other	5,080	2,381	6,113	3,914
	3,427	645	1,069	(251)
Income before income taxes	53,364	45,845	71,140	106,054
Income tax expense	19,413	15,120	26,432	36,250
Net income	33,951	30,725	44,708	69,804
Net (income) loss attributable to noncontrolling interest	583	118	2,088	(570)
Net income attributable to Cal-Maine Foods, Inc.	$34,534	$30,843	$46,796	$69,234

Net income per commonshare:
Basic	$1.45	$1.30	$1.97	$2.91
Diluted	$1.45	$1.29	$1.96	$2.91
Dividends declared per common share	$0.483	$0.432	$.655	$0.971
Weighted average shares outstanding:
Basic	23,818	23,789	23,806	23,763
Diluted	23,880	23,825	23,875	23,807

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 27, 2010	February 28, 2009
Cash flows from operating activities
Net income	$44,708	$69,804
Net (income) loss attributable to noncontrolling interest	2,088	(570)
Depreciation and amortization	22,403	20,477
Other adjustments, net	35,062	1,627
Net cash provided by operations	104,261	91,338

Cash flows from investing activities
Purchases of investments	(35,220)	(14,925)
Sales of investments	16,822	16,060
Acquisition of businesses, net of cash acquired	(508)	(91,223)
Purchases of property, plant and equipment	(15,603)	(19,419)
Payments received on notes receivable and from investments in affiliates	1,343	964
Increase in notes receivable and equity investments in affiliates	(705)	(896)
Net proceeds from disposal of property, plant and equipment	1,270	128
Net cash used in investing activities	(32,601)	(109,311)

Cash flows from financing activities
Proceeds from issuance of common stock from treasury	213	427
Payment of purchase obligation	(8,149)	(13,721)
Proceeds from long-term borrowings	30,000	55,765
Principal payments on long-term debt	(11,860)	(19,958)
Payment of dividends	(7,524)	(25,048)
Net cash provided by (used in) financing activities	2,680	(2,535)
Net change in cash and cash equivalents	74,340	(20,508)

Cash and cash equivalents at beginning of period	66,883	94,858
Cash and cash equivalents at end of period	$141,223	$74,350

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 27, 2010

1.             Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen and thirty-nine weeks ended February 27, 2010 are not necessarily indicative of the results that may be expected for the year ending May 29, 2010.

The condensed consolidated balance sheet at May 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 30, 2009. References to “we,”  “us, “our,” or the “Company” refer to Cal-Maine Foods, Inc.

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

2.             Stock Compensation Plans

Total stock based compensation expense (benefit) for the thirty-nine weeks ended February 27, 2010 and February 28, 2009 was $2,016 and $(161), respectively.  Our liabilities associated with Stock Appreciation Rights as of February 27, 2010 and February 28, 2009 was $4,304 and $3,997, respectively.

During the thirty-nine weeks ended February 27, 2010, options were exercised for 36,000 shares of common stock. Proceeds from the exercise of these options amounted to $213.  The Company made no stock-based grants during the thirty-nine weeks ended February 27, 2010.  Refer to Note 11 of our May 30, 2009 audited financial statements for further information on our stock compensation plans.

3.             Inventories

Inventories consisted of the following:

	February 27, 2010	May 30, 2009
Flocks	$60,024	$64,040
Eggs	7,719	6,880
Feed and supplies	27,204	26,615
	$94,947	$97,535

4.	Debt

In November 2009, the Company entered into a loan agreement with Metropolitan Life Insurance Company for borrowings of $30,000 (the “Note”).  The Note has a 6.2% fixed interest rate, monthly installments of $250 per month (plus interest), with a final maturity on November 30, 2019.   Proceeds from the Note were used to increase the Company’s working capital.   This Note is secured by mortgages, security agreements, assignments of lease and rents with respect to certain of the Company’s egg production, feed mill, grain storage, and related facilities located in Florida.

The Company had a $40,000 revolving line of credit with three banks which expired on December 31, 2009. On the maturity date, there were no borrowings outstanding and the Company elected not to renew this line of credit.   Prior to the expiration, $3,900 of the revolving line of credit was utilized for standby letters of credit.  The standby letters of credit, which remain outstanding, are now collateralized by cash and cash equivalents.

The Company has a revolving line of credit with UBS Financial Services Inc. (“UBS”).   Borrowings under this revolving line of credit are collateralized by auction rate securities in our account with UBS.  As of February 27, 2010, the balance owed under this revolving line of credit was $24,731.  The interest expense on this revolving line of credit is equal to the interest income we receive on the auction rate securities held in our account. This loan becomes due and payable as the auction rate securities are liquidated.    Attributable to this payback feature, we have classified the entire amount owed under this revolving line of credit in the current liability portion of our condensed consolidated balance sheet in the line item, “Current maturities of long-term debt,” because the auction rate securities that collateralize this debt are correspondingly classified as current assets.

5.             Legal Proceedings

We are defendants in certain legal actions.  It is our opinion, based on advice of legal counsel, that the outcome of these actions cannot be reasonably estimated nor can we determine the probable outcome of these legal actions. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

6.             Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options.  The computations of basic and diluted net income per share attributable to the Company are as follows:

	13 weeks		39 weeks
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income attributable to Cal-Maine Foods, Inc.	$34,534	$30,843	$46,796	$69,234

Basic weighted-average shares	23,818	23,789	23,806	23,763

Effect of dilutive securities:
Common stock options	62	36	69	44
Dilutive potential common shares	23,880	23,825	23,875	23,807
Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$1.45	$1.30	$1.97	$2.91

Diluted	$1.45	$1.29	$1.96	$2.91

7.             Dividends declared per common share

Dividends declared per common share is the average dividend declared on all classes of common stock, calculated by dividing the dividends declared for the period by the average number of common shares outstanding for the period.

8.             Investment securities (available-for-sale and trading)

Our investment securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 (Investments-Debt and Equity Securities) (“ASC 320”). Our investment securities are stated at fair value.  They consist of auction rate securities, which we classify as trading, and high quality short-term municipal bonds, which we classify as available-for-sale. Under ASC 320, securities purchased to be held for an indeterminate period of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.  Trading securities are bought and held principally for trading purposes. Unrealized holding gains and losses for trading securities are included in earnings.

Our auction rate securities were purchased from UBS.  They are long-term debt obligations, which were rated AAA at the date of purchase. Although some of the obligations have maintained their AAA rating, certain of the securities have declined to a rating of AA. The ratings on the auction rate securities take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as was reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission (the “SEC”), the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board, and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value anytime during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments as of February 27, 2010 because we have the ability to put the auction rate securities back to UBS on June 30, 2010.  The fair value of the auction rate securities and Rights totaled $32,800 at February 27, 2010 and $33,150 at May 30, 2009.

At February 27, 2010, we have $33,202 of current investment securities available-for-sale and $711 of non-current investment securities available-for-sale consisting primarily of high quality short-term municipal bonds with maturities of three to fifteen months when purchased. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at February 27, 2010.

9.             Fair value

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	February 27, 2010		May 30, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$147,728	$147,929	$130,868	$129,789

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of February 27, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$33,202	$—	$33,202
Investment securities available-for-sale (Non-current)	—	711	—	711
Investment securities trading (Current) [1]	—	—	32,800	32,800

Total assets measured at fair value	$—	$33,913	$32,800	$66,713

[1]
Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the Rights. The fair value of the auction rate securities is $30,462. The fair value of the Rights is $2,338, determined as the difference between the par value and the fair value of the auction rate securities. The aggregate fair value of the auction rate securities and the Rights is $32,800.

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$15,165	$—	$15,165
Investment securities trading (Non -Current)[1]	—	—	33,150	33,150

Total assets measured at fair value	$—	$15,165	$33,150	$48,315

[1]
Investment securities trading (Non-Current) is the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $30,336.   The fair value of the Rights is $2,814, determined as the difference between the par value and the fair value of the auction rate securities. The aggregate fair value of the auction rate securities and the Rights is $33,150

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended February 27, 2010.

	Investment securities Trading (Non-Current)	Investment securities Trading (Current)	Total
Beginning balance – May 30, 2009	$33,150	$—	$33,150
Total gains – (realized/unrealized)	—	—	—
Included in earnings (or changes in net assets), net	—	—	—
Included in other comprehensive income, net	—	—	—
Purchases, issuances, and settlements	—	(350)	(350)
Transfers in and/or out of Level 3	(33,150)	33,150	—
Ending balance – February 27, 2010	$—	$32,800	$32,800

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

For the formulaic muni auction rate securities, the observable inputs include credit risk, and yields or spreads of fixed rate municipal bonds issued by the same or comparable issuers.  The unobservable input for the formulaic muni auction rate securities is the assessment of the likelihood of redemption.  For the student loan auction rate securities, the observable inputs include tax status, credit risk, duration, insurance wraps, the portfolio composition, future cash flows based on maximum rate formulas, and estimates of observable market data including yields or spreads of trading instruments that are similar or comparable.  The unobservable input for the student loan auction rate securities are the likelihood of redemption.  Due to the combination of observable and unobservable inputs, we believe that level 3 is the proper classification.

In accordance with accounting guidance in ASC Topic 825 (Financial Instruments) (“ASC 825”), we have elected the fair value option for our Rights.  The value for the Rights is derived from the difference between the par value and the fair value of our auction rate securities.   When a gain or loss is recorded on our auction rate securities, we record an offsetting gain or loss on the Rights.   The impact of this treatment is that the auction rate securities are recorded on our balance sheet at par value.

The Rights are valued at $2,338 on our condensed consolidated balance sheet at February 27, 2010.  They are included in the total amount for “Investment securities trading” in the current asset portion of our condensed consolidated balance sheet.  The Rights represent a firm agreement in accordance with ASC Topic 815(Derivatives and Hedging) (“ASC 815”), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable.  It has the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a put option that is recognized as a freestanding asset separate from the auction rate securities.   We determined that the Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the Rights are non-transferrable, and we must tender the related auction rate securities to receive the cash settlement.  Therefore, we have elected to measure the Rights at fair value under ASC 825, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

10.           Recent accounting pronouncements

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FASB ASC 105”).   FASB ASC 105 modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   FASB ASC 105 became effective for the second quarter of fiscal year 2010.  All other accounting standards references have been updated in this report with ASC references.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. We adopted ASU 2009-05 for our second fiscal quarter ended November 28, 2009. There was no change to our consolidated financial statements due to the implementation of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by FASB Statement No. 157, “Fair Value Measurements” (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We will adopt the guidance in our fourth quarter of fiscal 2010. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance was effective upon issuance and was adopted by the Company in the third quarter of fiscal 2010.

11.           Noncontrolling Interest and Pro Forma Information

The following reflects the stockholders’ equity activity for the thirty-nine week period ended February 27, 2010:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 30, 2009	$351	$24	$(21,045)	$32,098	$320,623	$958	$333,009
Dividends declared					(15,603)		(15,603)
Issuance of common stock from treasury			134	233			367
Vesting of stock based compensation				164			164
Capital distributions						(736)	(736)
Net income (loss)					46,796	(2,088)	44,708
Balance February 27, 2010	$351	$24	$(20,911)	$32,495	$351,816	$(1,866)	$361,909

Noncontrolling interests represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of ASC Topic 810 (Consolidation) (“ASC 810”).    We include in noncontrolling interests, the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest.     Net loss attributable to noncontrolling interest for the thirteen-week period ended February 27, 2010 was $583 as compared to net loss attributable to noncontrolling interest of $118 for the thirteen-week period ended February 28, 2009.

Net loss attributable to noncontrolling interest for the thirty-nine week period ended February 27, 2010 was $2,088 as compared to net income attributable to noncontrolling interest of $570 for the thirty-nine week period ended February 28, 2009.

Upon adoption of ASC 810, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   ASC 810 allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet. The following table reconciles the reported net income (loss) attributable to Cal-Maine Foods, Inc. to the pro forma consolidated net income (loss) and net income (loss) per share that would have been attributable to Cal-Maine Foods, Inc. had the Company not adopted the provisions of ASC 810 on May 31, 2009:

	13 weeks ended		39 weeks ended
(in thousands, except per share amount)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income attributed to Cal-Maine Foods, Inc., as reported	$34,534	$30,843	$46,796	$69,234
Pro forma loss attributable to noncontrolling interest had the Company not adopted the provisions of ASC Topic 810	(583)	—	(1,681)	—
Net income attributed to Cal-Maine Foods, Inc., pro forma	$33,951	$30,843	$45,115	$69,234

Basic net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, as reported	$1.45	$1.30	$1.97	$2.91

Basic net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, pro forma	$1.43	$1.30	$1.90	$2.91

Diluted net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, as reported	$1.45	$1.29	$1.96	$2.91

Diluted net income per share attributable to Cal-Maine Foods, Inc’s common shareholders, pro forma	$1.42	$1.29	$1.89	$2.91

12.           Insurance Receivable

On July 9, 2009, the Farwell, Texas egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $10,000 in proceeds from its insurance carriers through February 27, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred because of the fire were reported as $9,527 through November 28, 2009. During the subsequent quarter we incurred additional out of pocket expenses and wrote off additional assets.  A portion of our out of pocket expense is directly related to the ongoing reconstruction activities.   We have reclassed this amount to construction in progress (“CIP”). The book value of assets written off and expenses incurred net of reclassification to CIP totaled $9,036 through February 27, 2010. Insurance proceeds have been recognized in the consolidated income statement for the thirty-nine week period ended February 27, 2010 to offset the assets written off and expenses incurred.  No gain, if any, will be recognized until all contingencies surrounding the resolution of the insurance claim are resolved, which is expected to occur in calendar 2010.

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

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

For the quarter ended February 27, 2010, we produced approximately 77% of the total number of shell eggs sold by us, with approximately 9% of such total shell egg production being with contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 23% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently average between 61% - 64% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The corn and soybean crops were large for the 2009 crop year.   Prices have moved down recently from levels seen during the summer months of calendar 2009, but remain high on a historical basis.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Planted acreage for corn is expected to increase for the 2010 – 2011 crop year.  Market prices for soybean meal remain high because of competition for planted acres for other grain production.  Feed costs, while much improved, will likely remain relatively high, and could be volatile in the year ahead.

The purchase of Tampa Farms, LLC on November 28, 2008 described in note 2 of our May 30, 2009 audited financial statements is referred to below as the “Acquisition.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.4	74.8	79.7	76.7
Gross profit	27.6	25.2	20.3	23.3

Selling, general & administrative	9.2	8.5	10.2	8.4
Operating income	18.4	16.7	10.1	14.9

Other income (expense)	1.3	0.2	0.2	(0.0)
Income before taxes	19.7	16.9	10.3	14.9
Income tax expense	7.2	5.6	3.8	5.1
Net income	12.5	11.3	6.5	9.8
Net (income) lossattributable to noncontrolling interest	0.2	0.1	0.3	(0.1)
Net income attributable to Cal-Maine Foods, Inc.	12.7%	11.4%	6.8%	9.7%

NET SALES

Year-to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended February 27, 2010 were $271.2 million, an increase of $1.2 million, or .4%, as compared to net sales of $270.0 million for the thirteen-week period ended February 28, 2009.  Total dozens of eggs sold decreased and egg selling prices increased for the current thirteen-week period as compared with the same period in fiscal 2009.  Dozens sold for the current thirteen-week period of fiscal 2010 were 210.9 million, a decrease of 5.9 million, or 2.7% as compared to 216.8 million for the same period of fiscal 2009.  Our net average selling price per dozen of shell eggs for the thirteen-week period ended February 27, 2010 was $1.238, compared to $1.206 for the thirteen-week period ended February 28, 2009, an increase of 2.7%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

For the thirteen weeks ended February 27, 2010, egg product sales were $6.7 million, an increase of $500,000, or 8.1%, as compared to $6.2 million for the same thirteen- week period last year.   Egg products are primarily sold into the institutional and food service sectors mentioned above, and although there was a small increase in sales, there is continued weakness in the food service sector.

Net sales for the thirty-nine week period ended February 27, 2010 were $688.1 million, a decrease of $27.1 million, or 3.8% as compared to net sales of $715.2 million for the thirty-nine week period ended February 28, 2009. Dozens sold for the current thirty-nine week period were 610.2 million, as compared to 572.6 million for the same time period in fiscal 2009, an increase of 37.6 million, or 6.6%.  For the current fiscal 2010 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.077, as compared to $1.186 per dozen for the same period in fiscal 2009, a decrease of 9.2%.

On a comparable basis, excluding the Acquisition, net sales for the thirty-nine week period ended February 27, 2010 were $643.6 million, a decrease of $71.6 million, or 10.0%, as compared to net sales of $715.2 million for the thirty-nine week period ended February 28, 2009.   Dozens sold for the current thirty-nine week period of fiscal 2010, excluding the Acquisition, were 569.1 million, a decrease of 3.5 million, or .6% as compared to 572.6 million for the same period of fiscal 2009.

For the thirty-nine weeks ended February 27, 2010, egg product sales were $20.4 million, a decrease of $7.7 million, or 27.4%, as compared to $28.1 million for the same thirty-nine week period last year.  This decrease is due primarily to weakness in the foodservice sector and increased competition in the egg products industry.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended		39 weeks ended
(Amounts in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Total net sales	$271,156	$270,009	$688,055	$715,211

Non-specialty shell egg sales	$207,723	$209,765	$518,660	$553,241
Specialty shell egg sales	53,327	51,655	138,397	125,661
Other	484	1,138	2,004	2,822
Net shell egg sales	$261,534	$262,558	$659,061	$681,724

Net shell egg sales as a percent of total net sales	96%	97%	96%	95%

Non-specialty shell egg dozens sold	178,426	184,654	524,100	492,599
Specialty shell egg dozens sold	32,495	32,130	86,119	80,028
Total dozens sold	210,921	216,784	610,219	572,627

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended February 27, 2010, non-specialty shell eggs represented approximately 79.4% of our shell egg dollar sales, as compared to 79.9%, for the thirteen-week period ended February 28, 2009.   For the thirteen-week period ended February 27, 2010, non-specialty shell eggs accounted for approximately 84.6% of the total shell egg dozen volume, as compared to 85.2% for the thirteen-week period ended February 28, 2009.

For the thirty-nine week period ended February 27, 2010, non-specialty shell eggs represented approximately 78.7% of our shell egg dollar sales, as compared to 81.2% for the thirty-nine week period ended February 28, 2009.   For the thirty-nine week period ended February 27, 2010, non-specialty shell eggs accounted for approximately 85.9% of the total shell egg dozen volumes, as compared to 86.0% for the thirty-nine week period ended February 28, 2009.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended February 27, 2010, specialty shell eggs represented approximately 20.4% of our shell egg dollar sales, as compared to 19.7%, for the thirteen-week period ended February 28, 2009. For the thirteen-week period ended February 27, 2010, specialty shell eggs accounted for approximately 15.4% of the total shell egg dozen volume, as compared to 14.8% for the thirteen-week period ended February 28, 2009.

For the thirty-nine week period ended February 27, 2010, specialty shell eggs represented approximately 21.0% of our shell egg dollar sales, as compared to 18.4% for the thirty-nine week period ended February 28, 2009. For the thirty-nine week period ended February 27, 2010, specialty shell eggs accounted for approximately 14.1% of the total shell egg dozen volumes, as compared to 14.0% for the thirty-nine week period ended February 28, 2009.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

COST OF SALES

The following table presents the key variables affecting our cost of sales.

	13 weeks ended		39 weeks ended
(Amounts in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Cost of sales	$196,232	$201,852	$548,087	$548,391

Dozens produced	162,177	160,451	482,967	436,961
Dozens purchased outside*	48,744	56,333	127,252	135,666
Dozens sold	210,921	216,784	610,219	572,627

Feed cost (price per dozen produced)	$0.347	$0.370	$0.358	$0.396
Farm production cost (price per dozen produced)	$0.564	$0.576	$0.575	$0.615
Outside egg purchases (average price paid per dozen)	$1.289	$1.232	$1.162	$1.224

* Net of processing loss and inventory adjustments

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the thirteen-weeks ended February 27, 2010 was $196.2 million, a decrease of $5.7 million, or 2.8%, as compared to cost of sales of $201.9 million for the thirteen-week period ended February 28, 2009. The primary factors affecting our cost of sales are costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost per dozen of shell eggs produced for the thirteen-weeks ended February 27, 2010 was $.347 per dozen, as compared to the thirteen-week period ended February 28, 2009 feed cost per dozen of $.370, a decrease of 6.2%; this was due to lower costs paid for corn and soybean meal, our primary feed ingredients.  The combination of lower feed costs and higher shell egg selling prices led to an improvement in gross profit from 25.2% of net sales for the thirteen-weeks ended February 28, 2009 to 27.6% of net sales for the thirteen-weeks ended February 27, 2010.

Cost of sales for the thirty-nine week period ended February 27, 2010 was $548.1 million, a decrease of $300,000, or ..1%, as compared to cost of sales of $548.4 million for the thirty-nine week period ended February 28, 2009. Feed cost per dozen of shell eggs produced for the current thirty-nine week period of fiscal 2010 was $.358 per dozen, as compared to $.396 per dozen for the same period in the prior fiscal year, a decrease of 9.6%.  Although feed costs declined for this current thirty-nine week period, the decline in egg selling prices was greater, which led to a decline in gross profit from 23.3% of net sales for last year’s thirty-nine week period to a gross profit of 20.3% of net sales for the current thirty-nine week period.

On a comparable basis, excluding the Acquisition, cost of sales for the thirty-nine week period ended February 27, 2010 was $509.0 million, a decrease of $39.4 million, or 7.2%, as compared to cost of sales of $548.4 million for the thirty-nine week period ended February 28, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	13 weeks
Category	February 27, 2010	February 28, 2009	Difference
Stock compensation expense	$931	$(486)	$1,417
Specialty egg expenses	7,759	5,741	2,018
Payroll and overhead	4,858	4,814	44
Bad debt expense	(678)	288	(966)
Other SG&A expenses	4,799	5,491	(692)
Delivery expense	7,318	7,109	209
Total	$24,987	$22,957	$2,030

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expenses for the thirteen-week period ended February 27, 2010 were $25.0 million, an increase of $2.0 million or 8.7%, as compared to $23.0 million for the thirteen-week period ended February 28, 2009. Stock based compensation plans expense increased $1.4 million for the current quarter due primarily to an increase in the closing price of the Company’s common stock.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s common stock, which increased from $22.28 at February 28, 2009 to $32.06 at February 27, 2010, which is a 43.9% improvement in the Company’s stock price.   Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.  We give many of our customers who sell specialty eggs a promotion allowance.  Specialty egg expenses increased due to increased promotions this period as compared to the same period last year. Payroll and overhead expenses remained relatively unchanged from the same period last year.   We recognize reserves for bad debts based on the length of time trade receivables are past due, generally 100% for amounts more than 60 days past due.   During the current quarter, we collected certain receivables that were more than 60 days past due resulting in a credit to bad debt expense for the quarter. Other selling, general, and administrative expenses decreased due to decreases in legal, audit,  and general insurance expenses.  There was a small increase in our delivery expenses for the current thirteen-week period due to the increased price of fuel for the current thirteen-week period, as compared to the same thirteen-week period last year.   As a percent of net sales, selling, general and administrative expense increased from 8.5% for the thirteen-week period ended February 28, 2009 to 9.2% for the thirteen-week period ended February 27, 2010.

	39 weeks
	Actual	Less: Acquisition	Net
Category	February 27, 2010	February 27, 2010	February 27, 2010	February 28, 2009	Difference
Stock compensation expense	$2,016	$—	$2,016	$(161)	$2,177
Specialty egg expenses	16,134	502	15,632	13,699	1,933
Payroll and overhead	14,501	723	13,778	13,719	59
Bad debt expense	532	26	506	317	189
Other SG&A expenses	15,270	2,723	12,547	13,096	(549)
Delivery expense	21,444	2,747	18,697	19,845	(1,148)
Total	$69,897	$6,721	$63,176	$60,515	$2,661

Selling, general and administrative expenses for the thirty-nine week period ended February 27, 2010 were $69.9 million, an increase of $9.4 million or 15.5%, as compared to $60.5 million for the thirty-nine week period ended February 28, 2009.  Excluding the Acquisition, selling, general, and administrative expenses for the thirty-nine week period ended February 27, 2010 was $63.2 million, an increase of $2.7 million, or 4.5%, as compared to selling, general, and administrative expenses of $60.5 million for the thirty-nine week period ended February 28, 2009. In the thirty-nine week period ended February 27, 2010, stock compensation plans expense increased $2.2 million for the reasons indicated previously.  Specialty egg expenses increased due to an increase in the dozens of specialty eggs sold this thirty-nine week period as compared to the same period last fiscal year and increased promotions as described above   Payroll and overhead remained relatively unchanged.   We recognize reserves for bad debts based on the length of time trade receivables are past due, generally 100% for amounts more than 60 days past due.   The increase in bad debt expense was within our expectations.  Other selling, general, and administrative expenses decreased due to general insurance and overhead expenses.   Our net delivery expense decreased.  Delivery expense decreased due to lower fuel costs and lower costs for the use of outside trucking. As a percent of net sales, selling, general and administrative expense increased from 8.4% for the thirty-nine week period of fiscal 2009 to 10.2% for the thirty-nine week period of fiscal 2010.

OPERATING INCOME

As a result of the above, operating income was $49.9 million for the thirteen-week period ended February 27, 2010, as compared to operating income of $45.2 million for the thirteen-week period February 28, 2009. Operating income was 18.4% of net sales for the current thirteen-week period, as compared to operating income of 16.7% of net sales for the thirteen-week period ended February 28, 2009.

For the thirty-nine week period ended February 27, 2010, operating income was $70.1 million, as compared to operating income of $106.3 million for the thirty-nine week period ended February 28, 2009. Operating income was 10.1% of net sales for the current thirty-nine week period as compared to operating income of 14.9% of net sales in the same thirty-nine week period in fiscal 2009.

OTHER INCOME / EXPENSE

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in the income of affiliates.

Other income for the thirteen-week period ended February 27, 2010 was $3.4 million, an increase of $2.8 million, as compared to other income of $645,000 for the thirteen-week period ended February 28, 2009.  This net increase for the current thirteen-week period was the result of increased equity in income of affiliates, which are also in the shell egg business.  This current thirteen-week period, we received a patronage dividend from Eggland’s BestTM for $3.3 million, as compared to $1.9 million in the same period last year. As a percent of net sales, other income was 0.2% for the third quarter of fiscal 2009 and other income was 1.2% of net sales for the third quarter of fiscal 2010.

For the thirty-nine week period ended February 27, 2010 other income was $1.1 million.  This is in comparison to other expense of $251,000 for the same thirty-nine week period in fiscal 2009. For the current thirty-nine weeks, net interest expense increased $879,000.  Compared to the same period last year, we had higher average long-term borrowing balances and higher invested cash balances. Rates earned on invested cash balances were lower in the current year.  Other income also increased because of increased equity in income of affiliates.  As a percent of net sales, other income was 0.2% for the current thirty-nine week period, as compared to other expense of less than 0.1% for the same thirty-nine week period in fiscal 2009.

INCOME TAXES

As a result of the above, our pre-tax income was $53.4 million for the thirteen-week period ended February 27, 2010, as compared to pre-tax income of $45.8 million for the thirteen-week period ended February 28, 2009. For the current thirteen-week period, income tax expense of $19.4 million was recorded with an effective tax rate of 36.4%, as compared to income tax expense of $15.1 million with an effective tax rate of 33.0% for the same thirteen-week period in fiscal 2009.

For the thirty-nine week period ended February 27, 2010, our pre-tax income was $71.1 million, as compared to $106.1 million for the thirty-nine week period ended February 28, 2009. For the current thirty-nine week period, an income tax expense of $26.4 million was recorded with an effective tax rate of 37.2%, as compared to an income tax expense of $36.3 million with an effective tax rate of 34.2% for the same thirty-nine week period in fiscal 2009.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Noncontrolling interest represents the earnings of the Company’s variable interest entities (“VIEs”) under the consolidation provisions of ASC Topic 810 (Consolidation) (“ASC 810”).   We also include in noncontrolling interest the portion of earnings attributable to non-affiliated equity owners in consolidated subsidiaries where we do not own 100% of the equity interest. Upon adoption of the consolidation provisions of ASC 810, the Company no longer absorbs 100% of the losses attributable to noncontrolling interests.  Under previous guidance, the Company absorbed those losses when the attribution of the losses to the noncontrolling interests would create a deficit balance in the noncontrolling interest account on the balance sheet.   The adoption of these consolidation provisions allows for the attribution of losses to the noncontrolling interests even when doing so will create a deficit balance on the balance sheet.

Net loss attributable to noncontrolling interest for the thirteen-week period ended February 27, 2010 was $583 as compared to net loss attributable to noncontrolling interest of $118 for the thirteen-week period ended February 28, 2009.

Net loss attributable to noncontrolling interest for the thirty-nine week period ended February 27, 2010 was $2,088 as compared to net income attributable to noncontrolling interest of $570 for the thirty-nine week period ended February 28, 2009.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC

Net income for the thirteen-week period ended February 27, 2010 was $34.5 million, or $1.45 per basic and diluted share, as compared to net income of $30.8 million, or $1.30 per basic and $1.29 per diluted share, for the thirteen-week period ended February 28, 2009.

For the thirty-nine week period ended February 27, 2009, net income was $46.8 million, or $1.97 per basic and $1.96 per diluted share, as compared to $69.2 million, or $2.91 per basic and diluted share, for the thirty-nine week period ended February 28, 2009.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 27, 2010 was $210.6 million compared to $138.0 million at May 30, 2009. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 2.36 at February 27, 2010 as compared with 2.33 at May 30, 2009. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have $3.9 million in standby letters of credit outstanding, which are collateralized with cash. Our long-term debt at February 27, 2010, including current maturities, amounted to $147.9 million, as compared to $129.8 million at May 30, 2009.

In November 2009, the Company entered into a loan agreement with Metropolitan Life Insurance Company for borrowings of $30.0 million (the “Note”).  The Note has a 6.2% fixed interest rate, monthly installments of $250,000 per month (plus interest), with a final maturity on November 30, 2019.   Proceeds from the Note were used to increase the Company’s working capital.   This Note is secured by mortgages, security agreements, assignments of lease and rents with respect to certain of the Company’s egg production, feed mill, grain storage, and related facilities located in Florida.

In the thirty-nine week period ended February 27, 2010, $104.3 million in net cash was provided by operating activities.  This compares to $91.3 million of net cash from operating activities for the thirty-nine week period ended February 28, 2009. For the thirty-nine weeks ended February 27, 2010, approximately $16.8 million was provided from the sale of short-term investments, $35.2 million was used for the purchase of investments, and net $638,000 was provided from notes receivable and equity investments in affiliates. Approximately $1.3 million was provided from disposal of property, plant and equipment, $15.6 million was used for purchases of property, plant and equipment, $8.1 million was used for acquisition of the remaining equity interest in the Hillandale business, and $508,000 was used to acquire the remaining equity interest in Benton County Foods, LLC.  Approximately $7.5 million was used for payment of dividends on common stock and $11.9 million was used for principal payments on long-term debt.  Approximately $213,000 was received from the issuance of common stock from treasury.  Approximately $30.0 million was received from additional long-term borrowings. The net result of these activities was an increase in cash of approximately $74.3 million since May 30, 2009.

For the thirty-nine weeks ended February 28, 2009, $14.9 million was used for the purchase of short-term investments, $16.1 million was provided from the sale of short-term investments, and net $68,000 was provided from notes receivable and other investments.  Approximately $128,000 was provided from disposal of property, plant and equipment, $19.4 million was used for purchases of property, plant and equipment and $13.7 million was used for payment of the purchase obligation for the Hillandale business.  We used $29.6 million for the acquisition of Zephyr Egg, LLC, and $61.6 million for the acquisition of Tampa Farm, LLC.  Approximately $25.0 million was used for payments of dividends on the common stock, and $20.0 million was used for principal payments on long-term debt. We received $427,000 from the issuance of common stock from treasury through the exercise of stock options.  Approximately $55.8 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of $20.5 million since May 31, 2008.

Property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 27, 2010, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of February 27, 2010, capital expenditures related to construction of this complex were approximately $35.4 million.

On July 9, 2009, the Farwell, Texas egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $10.0 million in proceeds from its insurance carriers through February 27, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress, as the result of the fire totaled $9.0 million through February 27, 2010. Insurance proceeds have been recognized in the consolidated income statement for the thirty-nine week period ended February 27, 2010 to offset the assets written off and expenses incurred. No gain, if any, will be recognized until all contingencies surrounding the resolution of the insurance claim are resolved, which is expected to occur in calendar 2010.

The Company believes that the fire at the Farwell, Texas facility will have minimal financial impact on our operations and does not expect any long-term disruption to our customers. Debris removal has been completed and construction to rebuild the destroyed houses has begun.  Due to this casualty, estimated completion time for the Farwell facility will likely be delayed to January 2011.  Future capital expenditures will be funded by cash flows from operations and insurance recoveries.

Delta Egg Farm, LLC, an unconsolidated affiliate, has constructed an organic egg production and distribution facility near our Chase, Kansas location. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $6.3 million of long-term debt of Delta Egg Farm, LLC.

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

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. Although the Rights represent the right to sell the securities back to UBS at par, we periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We have classified the auction rate securities and the related Rights as current investments as of February 27, 2010 because we have the ability to put the auction rate securities back to UBS on June 30, 2010.  The fair value of the auction rate securities and Rights totaled $32.8 million at February 27, 2010 and $33.2 million at May 30, 2009.

At February 27, 2010, we have $33.2 million of current investment securities available-for-sale and $711,000 of non-current investment securities available-for-sale consisting primarily of high quality short-term municipal bonds with maturities of three to fifteen months when purchased. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at February 27, 2010. Accordingly, other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity in regards to the investment securities available-for-sale.

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

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 30, 2009 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended February 27, 2010 that we expect will have a material impact on our consolidated financial statements. For recently adopted accounting standards, please see note 10 in the notes to the consolidated financial statements in Item 1 of this 10-Q.

Critical Accounting Policies. We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 30, 2009.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2009.

ITEM 4.  CONTROLS AND  PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 30, 2009.

Personal Injury Chicken Litter Litigation

Cal-Maine Farms, Inc. is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas.  Those cases are styled, McWhorter vs. Alpharma, Inc., et al . , and Carroll, et al . vs. Alpharma, Inc., et al.   Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004.  It was named as a defendant in the Carroll case on May 2, 2005.  Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc.  The manufacturers of an additive for broiler feed are also included as defendants.  Those defendants are Alpharma, Inc. and Alpharma Animal Health, Co.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys.  The same theories of liability were prosecuted in all of the cases.  No Cal-Maine company was named as a defendant in any of those other cases.  The plaintiffs selected one of those cases, Green, et al . vs. Alpharma, Inc. , et al ., as a bellwether case to go to trial first.  All of the poultry defendants were granted summary judgment in the Green case on August 2, 2006.  On May 8, 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial.   Green was re-tried, and again resulted in a defense verdict.  The plaintiffs have appealed this judgment.  The appeal was noticed in July 2009.  The appeal is pending.

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

The remaining claims related to the State of Oklahoma’s request for injunctive relief, and the State of Oklahoma’s request for statutory penalties against the defendants for alleged polluting activities.   The trial of these remaining claims began on September 25, 2009.   The trial of this matter has been concluded and the judge has heard final arguments.  No decision is expected for several months.

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

The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint.  The direct purchaser plaintiffs did not respond to those motions.  Instead, after announcing a potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009.  On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector.  On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint.

The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.  On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint.  The indirect purchaser plaintiffs still have not responded to those motions.  Instead, the indirect purchaser plaintiffs obtained Court permission to file an amended complaint on April 5, 2010.   The Court has not yet set a schedule for the defendants to answer or otherwise respond to this new complaint.

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

ITEM 6.  EXHIBITS

a. Exhibits No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form S-1 Registration Statement No. 333-14809)
3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form 10-K for fiscal year ended May 29, 2004)
3.3	By-Laws, as amended (incorporated by reference to the same exhibit in the Company’s Form 8-K, dated August 13, 2007)
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Written Statement of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 29, 2010 announcing interim period financial information

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC. (Registrant)

Date: March 31, 2010	By:	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: March 31, 2010		/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)