Form 10-K
period 2010-05-29
CAL MAINE FOODS INC
filed 2010-08-02
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 29, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-04892

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3320 Woodrow Wilson Avenue, Jackson, Mississippi  39209
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No  ☒

The aggregate market value, as reported by the NASDAQ Global Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at  November 28, 2009, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $385,589,660.

As of August 1, 2010, 21,441,091 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, and weather conditions), (iii) changes in the market prices of shell eggs, and (iv) changes that could result from our future acquisition of new flocks or businesses.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2010, we sold approximately 805 million dozen shell eggs, which represented approximately 18% of domestic shell egg consumption. Our total flock of approximately 26 million layers and seven million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2010, specialty shell eggs represented approximately 21% of our shell egg dollar sales, as compared to 19% for fiscal 2009. Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best(TM), Farmhouse(TM), and 4-Grain(TM).  We own a 29.1% equity interest in Egg-Land’s Best, Inc., which markets the leading brand in the specialty shell egg segment.  Egg-Land’s Best, Inc. operates as a cooperative. We have exclusive license agreements to market and distribute Egg-Land’s Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States.   We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 14.4% of our total shell egg dozen volumes in fiscal 2010, as compared to 13.8% in fiscal 2009.

We are also a leader in industry consolidation. Since 1989, we have completed sixteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. There currently are 56 producers who each own more than one million layers and the ten largest producers own approximately 48% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Acquisitions

Hillandale, LLC Acquisition

During the first quarter of fiscal 2010, we made the final payment of $8.2 million on the Hillandale, LLC purchase obligation.  Effective July 30, 2009, Hillandale, LLC was merged into Cal-Maine Foods, Inc. Refer to Note 2 of our May 29, 2010 audited financial statements for further information on the Hillandale Acquisition.

Benton County Foods, LLC Acquisition

We now own 100% of Benton County Foods, LLC.  We purchased the remaining 10% ownership interest in Benton County Foods, LLC for $508,000 in the first quarter of fiscal 2010.  Refer to Note 2 of our May 29, 2010 audited financial statements for further information on the Benton County Foods, LLC Acquisition.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”) reports, since 2000, annual per capita consumption in the United States has varied between 248 and 258 eggs. In calendar year 2009, per capita consumption in the United States was estimated to be 248 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We estimate that over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2010, wholesale large shell egg prices in the southeast region averaged $1.12 per dozen compared to an average of $1.17 per dozen for fiscal years 2007 to 2009.  Based on USDA reports, the Company expects that the table egg laying flock will expand in the upcoming months of calendar year 2010.   Due to the anticipated expansion in the laying flock, shell egg production for the remainder of calendar year 2010 is expected to be above production during the comparable period of calendar year 2009, which could possibly lead to lower shell egg prices.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Feed prices for fiscal 2010 were lower than the previous year.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed sixteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added eight million layers and 1.5 million growing pullets to our capacity.  Each of the new shell egg production facilities generally provide for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers.  The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 22.3 million at May 28, 2005 to approximately 33.0 million as of May 29, 2010.  Also, the number of dozens of shell eggs sold has increased from approximately 575.4 million in the fiscal year ended May 28, 2005 to 805.4 million for the fiscal year ending May 29, 2010.  Net sales amounted to $910.1 million in fiscal 2010 compared to net sales of $375.3 million in fiscal 2005.

We plan to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe that enhancing our national presence will help us further strengthen our relationships with existing customers, which have operations across the United States.

Through exclusive license agreements with Egg-Land’s Best, Inc. in several key territories and our trademarked Farmhouse brand, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not as volatile as generic shell egg prices, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our specialty shell egg production.   As part of our Tampa Farms acquisition in December 2008, we acquired the 4-Grain brand of specialty eggs. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.  Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct.  Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during the last fiscal year represented approximately 18% of domestic shell egg sales notwithstanding that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that regulatory approval of any future acquisitions either will not be required, or, if required, that such approvals will be obtained.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs.  Company-owned facilities accounted for approximately 91% of our total fiscal 2010 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks.  The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 37 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.7 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $111.4 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed for the laying flocks is produced by Company-owned and operated mills located in the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. All ingredients necessary for feed production are readily available in the open market and most are purchased centrally from Jackson, Mississippi.  Approximately 95% of the feed for our flocks is manufactured at feed mills owned and operated by us.  Poultry feed is formulated using a computer model to determine the least-cost ration to meet the nutritional needs of the flocks.  Although most feed ingredients are purchased on an as-needed basis, from time-to-time when deemed advantageous, we purchase ingredients in advance with a delayed delivery of several weeks or a few months.

Feed cost represents the largest element of our farm egg production cost, ranging from 55% to 64% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  However, higher feed costs may encourage producers to reduce production, possibly resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.  Historically, we have tended to have higher profit margins when feed costs are higher.  However, this may not be the case in the future.

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

Marketing.  Of the 805 million dozen shell eggs sold by us in the fiscal year ended May 29, 2010, 640 million were produced by our flocks.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 71.0% of net sales dollars in fiscal 2010 and 65.5% of net sales dollars for fiscal 2009. One customer, Publix Super Markets, Inc., accounted for 10.1% of net sales dollars during fiscal 2010 and 6.6% of net sales dollars for fiscal 2009, and two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 36.4% of net sales dollars during fiscal 2010 and 32.9% of net sales dollars for fiscal 2009.

The majority of eggs sold are merchandised on a daily or short-term basis.  Most sales to established accounts are on open account with terms ranging from seven to 30 days.  Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

The shell eggs we sell are delivered by us to our customers’ warehouses and facilities either with our own fleet of owned or contracted refrigerated delivery trucks or are picked up by our customers at our processing facilities.

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

According to USDA reports, for the past five years, annual per capita consumption in the United States has varied between 248 and 258 eggs. Per capita consumption is determined by taking the total supply of eggs for the shell egg industry divided by the entire population in the United States (i.e. all eggs supplied domestically by the shell egg industry are consumed). While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality.  Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production.  Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, seven of our first quarters have resulted in net operating losses, and during this same period, three of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™ and Farmhouse eggs. For fiscal 2010, specialty eggs accounted for 21.4% of shell egg dollar sales and 14.4% of shell egg dozens sold.  Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs under license from Egg-Land’s Best, Inc. (“EB”) at our existing facilities under EB guidelines.  The product is marketed to our established base of customers at prices that reflect a premium over non-specialty shell eggs. Egg-Land’s Best™ eggs accounted for approximately 13.9% of our shell egg dollar sales in fiscal 2010, as compared to 12.7% in fiscal 2009. Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives. Farmhouse and other non-EB specialty eggs accounted for 7.5% of our shell egg dollar sales in fiscal 2010, as compared to 6.3% in fiscal 2009. They are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.  Based on dozens sold, Egg-Land’s Best™ eggs accounted for 9.2% of dozens sold for fiscal 2010, as compared to 9.0% in fiscal 2009.  Farmhouse and other non-EB specialty eggs accounted for 5.3% of dozens sold for fiscal 2010, as compared to 4.8% for fiscal 2009.  The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs.  In fiscal 2009, we acquired the 4-Grain brand of specialty eggs, which includes organic, all natural, cage-free, vegetarian, and omega-3 eggs.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and quality of production.

The shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2009, 56 producers with one million or more layers owned 90% of the 283 million total U.S. layers, compared to 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names.  We own the trade names Farmhouse, Rio Grande, Sunups, Sunny Meadows and 4-Grains. We do not own any patents or proprietary technologies. We produce and market Egg-Land's BestTM eggs under license agreements with EB. We own a 29.1% equity interest in EB.

Government Regulation.  Our facilities and operations are subject to regulation by various federal, state and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), the USDA, Environmental Protection Agency, Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to assure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

Environmental Regulation.  Our operations and facilities are subject to various federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made and will continue to make capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We are not currently aware of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future. In addition, under certain circumstances, we may incur costs associated with our contract producers’ failure to comply with laws and regulations, including environmental laws and regulations.

Employees. As of May 29, 2010, we had approximately 1,950 employees, 1,575 of whom worked in egg production, processing and marketing, 115 of whom were engaged in feed mill operations and 260 of whom were administrative employees, including our executive officers.  Approximately 4% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

Our Corporate Information

We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 Woodrow Wilson Drive, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3 and 4 ownership reports, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on the website.

Our Common Stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “CALM”. On May 28, 2010, the last sale price of our Common Stock on NASDAQ was $32.37 per share. Our fiscal year 2010 ended May 29, 2010, and the first three fiscal quarters of fiscal 2010 ended August 29, 2009, November 28, 2009, and February 27, 2010. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The following is a description of some of the most significant factors that may materially affect our business, financial condition or results of operations.  They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in making any investment decisions with respect to our securities.

Market prices of wholesale shell eggs are volatile and changes in these prices and costs can adversely impact our results of operations.

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry had geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies appear to be more closely balanced with demand and egg prices again reached record levels during 2007 and 2008.  Egg prices have since retreated from those record price levels due to small increases in industry supply. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain level in the future. In general, a 1% increase or decrease in industry supply will translate into a 7% corresponding change in shell egg prices.

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

We believe that fast food restaurant consumption, reports from the medical community regarding the health benefits of shell eggs, reduced shell egg cholesterol levels, high protein diet trends and industry advertising campaigns have all contributed to shell egg demand. However, there can be no assurance that the demand for shell eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, as well as movement away from high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and changes in these costs can adversely impact our results of operations.

Feed cost represents the largest element of our shell egg production (farm) cost, ranging from 55% to 64% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. Acquisitions can require capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

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

For the fiscal years 2010, 2009, and 2008, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 36.4%, 32.9%, and 36.5% of our net sales dollars, respectively. In addition, during fiscal 2010, another customer, Publix Super Markets, Inc., accounted for 10.1% of net sales dollars. Our top ten customers accounted for 71.0%, 65.5%, and 66.5% of net sales dollars during those periods. We have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to USDA and FDA regulation, as well as regulation by various state and local health and agricultural agencies. Our shell egg processing facilities are subject to periodic USDA inspections. All of our shell egg and feed mill facilities are subject to FDA regulation and inspections.

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

If we fail to comply with any applicable law or regulation, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially adversely affected. In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, to require that any companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flock of hens to meet some or all of these treatment standards. The treatment standards require, among other things, that we provide increased cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). These groups have made legislative efforts to ban any form of caged housing in various states.  Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of these increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or any additional costs we will face, in the future.

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

Fred R. Adams, Jr., our Chairman of the Board and Chief Executive Officer, and his spouse own 30.8% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams owns 74.9% and his son-in-law, Adolphus B. Baker, our President, Chief Operating Officer and Director, owns 25.1% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.8% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 54.1%, and Messrs. Adams and Baker and their spouses possess 68.2%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

The Adams family intends to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure its continued ownership of over 50% of the combined voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of us more difficult and discourage certain types of transactions involving a change of control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. In addition, certain provisions of our Certificate of Incorporation require that our Class A Common Stock be issued only to Fred R. Adams, Jr. and members of his immediate family, and that if shares of our Class A Common Stock, by operation of law or otherwise, are deemed not to be owned by Mr. Adams or a member of his immediate family, the voting power of any such shares shall be automatically reduced to one vote per share. The Adams family’s controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

Based on Mr. Adams’ beneficial ownership of our outstanding capital stock, we are a “controlled company,” as defined in Rule 5615(c)(1) of the listing standards of the NASDAQ Global Market on which our shares of Common Stock are quoted. Accordingly, we are exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include three breeding facilities, two hatcheries, five wholesale distribution centers, 20 feed mills, 37 shell egg production facilities, 26 pullet growing facilities, and 35 processing and packing facilities.  We also own interests in two egg products facilities and one spent hen processing facility, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

Presently, we own approximately 19,600 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 17 million pullets annually, house 31 million laying hens and control the production of an aggregate total of 30 million layers, with the remainder controlled by contract growers. We also own mills that can produce 700 tons of feed per hour, and processing facilities capable of processing 11,900 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $111.4 million.

ITEM 3.  LEGAL PROCEEDINGS

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns 100% of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

The district court has dismissed all damages claims against all defendants.  The basis for that ruling was the absence of a necessary party plaintiff, the Cherokee Nation.  The Cherokee Nation owns part of the land and water in the watershed.  After the dismissal of the damages claims, the Cherokee Nation attempted to intervene as a plaintiff.  This attempt was rejected by the district court.  The Cherokee Nation has appealed that denial to the 10th Circuit Court of Appeals.  The appeal was noticed in September 2009, and was heard on May 5, 2010 but no decision has been rendered.

The remaining claims relate to the State of Oklahoma’s request for injunctive relief, and the State of Oklahoma’s request for statutory penalties against the defendants for alleged polluting activities.   The trial of these remaining claims began on September 25, 2009.   The trial of this matter has been concluded and the judge has heard final arguments.  No decision has been rendered, but one is expected in the near future.

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

The Direct Purchaser Case.  The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint.  The direct purchaser plaintiffs did not respond to those motions.  Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant.  That settlement is still subject to court approval, but if it is approved, the settlement would not require the settling party to pay any money.  Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys.  After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009.  On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector.  On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint.  On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant.  This settlement is still subject to court approval.  If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations.  This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

The Indirect Purchaser Case.  The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.  On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint.  The indirect purchaser plaintiffs did not respond to those motions.  Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010.  On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer frauds statutes, and common-law claims for unjust enrichment.  On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint.

Allegations in Each Case.  In both consolidated complaints, the named plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In both consolidated complaints, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.  The indirect purchaser plaintiffs also say in conclusory fashion that all defendants manipulated pricing information in the egg industry, exchanged price information improperly, and refused to compete against each other.

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

The Company intends to continue to defend these cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  The Company does not intend to enter into settlement discussions with the Plaintiffs.

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

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market under the symbol “CALM”.  The last reported sale price for our Common Stock on July 29, 2010 was $31.66 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2009 and fiscal 2010.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

May 30, 2009	First Quarter	$48.80	$27.72	$0.157
	Second Quarter	42.21	21.08	0.382
	Third Quarter	30.99	22.00	0.432
	Fourth Quarter	27.96	17.01	0.144

May 29, 2010	First Quarter	$31.68	$22.76	$0.000
	Second Quarter	29.42	24.90	0.172
	Third Quarter	36.35	27.07	0.483
	Fourth Quarter	38.88	30.60	0.294

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (74.9%) and his son-in-law Adolphus Baker, President, Chief Operating Officer and Director of the Company (25.1%).

Stockholders

At July 20, 2010, there were approximately 274 record holders of our Common Stock and approximately 12,500 beneficial owners whose shares were held by nominees or broker dealers.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter,  For the fourth quarter,  the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 29, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 29	May 30	May 31	June 2	June 3
	2010	2009 **	2008	2007 **	2006 **
	52 wks	52 wks	52 wks	52 wks	53 wks
Statement of Operations Data:
Net sales	$910,143	$928,812	$915,939	$598,128	$477,555
Cost of sales	715,499	724,085	617,383	479,504	415,338
Gross profit	194,644	204,727	298,556	118,624	62,217
Selling, general and administrative	92,040	83,253	74,919	60,394	57,702
Operating income	102,604	121,474	223,637	58,230	4,515
Other income (expense):
Interest expense (net of non cash interest expense & interest income)	(6,640)	(4,565)	(3,152)	(4,993)	(5,582)
Interest expense - non cash	(88)	(477)	(942)	(882)	(1,284)
Equity in income (loss) of affiliates	3,507	2,612	6,324	1,699	(757)
Other, net	4,110	2,290	5,699	1,921	1,465
	889	(140)	7,929	(2,255)	(6,158)
Income (loss) before income tax and noncontrolling interest	103,493	121,334	231,566	55,975	(1,643)
Income tax expense (benefit)	37,961	41,510	79,530	19,605	(465)
Net income (loss) before noncontrolling interest	65,532	79,824	152,036	36,370	(1,178)
Less: Net income (loss) attributable to noncontrolling interest	(2,291)	324	175	(286)	(165)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$67,823	$79,500	$151,861	$36,656	$(1,013)
Net income (loss) per common share:
Basic	$2.85	$3.34	$6.41	$1.56	$(0.04)
Diluted	$2.84	$3.34	$6.40	$1.55	$(0.04)

Cash dividends declared per common share *	$0.95	$1.11	$1.34	$0.05	$0.05

Weighted average shares outstanding:
Basic	23,812	23,769	23,677	23,526	23,496
Diluted	23,877	23,811	23,733	23,599	23,496
Balance Sheet Data:
Working capital	$220,186	$137,999	$121,550	$80,552	$60,800
Total assets	631,284	582,845	501,236	364,568	317,118
Total debt (including current maturities)	134,673	129,789	97,150	112,852	103,912
Total stockholders’ equity	376,956	333,009	277,367	157,633	120,694

Operating Data:
Total number of layers at period ended (thousands)	26,326	27,022	21,853	23,181	23,276
Total shell eggs sold (millions of dozens)	805.4	777.9	678.5	685.5	683.1

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors; Forward-Looking Statements

For information relating to important risks and uncertainties that could materially adversely affect our business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A above under the caption “Risk Factors.” In addition, because the following discussion includes numerous forward-looking statements relating to us, our results of operations, financial condition and business, reference is made to the information set forth in the section of Part I immediately preceding Item 1 above under the caption “Forward-Looking Statements.”

Overview

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 29, 2010 (52 weeks), May 30, 2009 (52 weeks), and May 31, 2008 (52 weeks) for the most recent three fiscal years.

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

We currently use contract producers for approximately 9% of our total egg production.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 21% of the total number of shell eggs sold by us is purchased from outside producers for resale, as needed.

Our cost of production is materially affected by feed costs, which currently averages about 62% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The corn and soybean crops were large for the 2009 crop year.   Feed ingredient prices have decreased recently from levels seen during the summer months of calendar 2009, but remain high on a historical basis.  Market prices for corn remain higher in part because of increasing demand from ethanol producers. Planted acreage for corn is expected to increase for the 2010 – 2011 crop year.  Market prices for soybean meal remain high because of competition for planted acres for other grain production.  Feed costs, while considerably lower than in calendar 2009, will likely remain relatively high, and could be volatile in the year ahead.

The purchase of Zephyr Egg, LLC and Tampa Farms, LLC described in Note 2 of the notes to the consolidated financial statements are collectively referred to below as the “Acquisitions.”  In fiscal 2009, we acquired Zephyr Egg, LLC in the first quarter.  We acquired Tampa Farms, LLC in the third quarter of fiscal 2009.  In the results of operations comparison between fiscal 2009 and fiscal 2008, the exclusion of the Acquisitions refers to the impact on the results of operations for fiscal 2009 if the Acquisitions had not occurred.   To increase comparability in the results of operations comparison between fiscal 2010 and fiscal 2009, the exclusion of the Acquisitions refers to the exclusion of the fiscal 2010 first and second quarter results of operations for Tampa Farms, LLC, because Tampa Farms, LLC was not acquired until the third quarter of fiscal 2009. Since Zephyr Egg, LLC’s results of operations are included in all four quarters of fiscal 2009 and fiscal 2010, there was no adjustment necessary in the results of operations comparisons for these periods.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended
	May 29, 2010	May 30, 2009	May 31, 2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	78.6	78.0	67.4
Gross profit	21.4	22.0	32.6
Selling, general & administrative expenses	10.1	8.9	8.2
Operating income	11.3	13.1	24.4
Other income (expense)	0.1	(0.0)	0.9
Income before taxes	11.4	13.1	25.3
Income tax expense	4.2	4.5	8.7
Net income	7.2	8.6	16.6
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	0.1	0.0
Net income attributable to Cal-Maine Foods, Inc	7.5%	8.5%	16.6%

Executive Overview of Results – May 29, 2010, May 30, 2009, and May 31, 2008

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

Fiscal Year ended	May 29, 2010	May 30, 2009	May 31, 2008
Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$67,823	$79,500	$151,861
Net average shell egg selling price	$1.08	$1.14	$1.26
Average Urner Barry Spot Egg Market Quotations[1]	$1.12	$1.21	$1.38

1-Average daily price for the fiscal year

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results correspond with changes in the spot egg market quote.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2003 and 2004, shell egg demand increased at higher than normal trend rates due to the increased popularity of high protein diets.  This demand imbalance caused shell egg prices to increase.  In late fiscal 2004, the popularity of these high protein diets began to diminish, but our egg production had been increased to meet the earlier higher demand levels.  Lower egg prices followed, and we experienced net losses in fiscal 2005 and 2006.  Beginning in the latter part of fiscal 2006, egg supplies appeared to become more aligned with demand. Since that time, the supply-demand balance has tightened.  Tighter supplies resulted in increased prices in fiscal 2007, and prices reached record levels in fiscal 2008.  These increased prices resulted in significantly improved profitability.  In fiscal 2009, egg prices declined as compared to fiscal 2008, due to slight increases in supply.  In fiscal 2010, egg prices continued to decline as compared to fiscal 2009, due to continued increases in industry supply.  Egg sales at the retail level were good, and while there was modest improvement in food service and restaurant sales, overall, there is continued weakness in food service and restaurant sales.   For fiscal 2010 our feed costs decreased, as compared to feed costs in fiscal 2009.

Fiscal Year Ended May 29, 2010 Compared to Fiscal Year Ended May 30, 2009

Net Sales.  In fiscal 2010, approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the fiscal year ended May 29, 2010 were $910.1 million, a decrease of $18.7 million, or 2.0%, from net sales of $928.8 million for fiscal 2009.  In fiscal 2010 total dozens of eggs sold increased and egg selling prices decreased as compared to fiscal 2009. In fiscal 2010 total dozens of shell eggs sold were 805.4 million, an increase of 27.5 million dozen, or 3.5%, compared to 777.9 million sold in fiscal 2009. Our average selling price of shell eggs decreased from $1.136 per dozen for fiscal 2009 to $1.079 per dozen for fiscal 2010, a decrease of $.057 per dozen, or 5.0%.  Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

On a comparable basis, excluding the Acquisitions, net sales for fiscal 2010 were $865.6 million, a decrease of $63.2 million, or 6.8%, as compared to net sales of $928.8 million for fiscal 2009.   Dozens sold for fiscal 2010, excluding the Acquisitions, were 764.3 million, a decrease of 13.6 million, or 1.7% as compared to 777.9 million for fiscal 2009.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$910,143	$928,812	$222,088	$213,601

Non-specialty shell egg sales	682,601	714,836	163,941	161,595
Specialty shell egg sales	186,507	168,785	48,110	43,124
Other	2,605	3,841	601	1,019
Net shell egg sales	$871,713	$887,462	$212,652	$205,738

Net shell egg sales as a percent of total net sales	96%	95%	96%	96%

Non- specialty shell egg dozens sold	689,316	670,860	165,216	178,260
Specialty shell egg dozens sold	116,083	107,025	29,964	26,997
Total dozens sold	805,399	777,885	195,180	205,257

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2010, non-specialty shell eggs represented approximately 78.3% of our shell egg dollar sales, as compared to 80.5% for fiscal 2009.   Sales of non-specialty shell eggs accounted for approximately 85.6% of our total shell egg dozen volumes in fiscal 2010, as compared to 86.2% in fiscal 2009.

For the thirteen-week period ended May 29, 2010, non-specialty shell eggs represented approximately 77.1% of our shell egg dollar sales, as compared to 78.5% for the thirteen-week period ended May 30, 2009.   For the thirteen-week period ended May 29, 2010, non-specialty shell eggs accounted for approximately 84.6% of the total shell egg dozen volume, as compared to 86.8% for the thirteen-week period ended May 30, 2009.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.   For fiscal 2010, specialty eggs accounted for 21.4% of shell egg dollar sales, as compared to 19.0% in fiscal 2009 and 14.4% of shell egg dozens sold in fiscal 2010, as compared to 13.8% in fiscal 2009.  They are a rapidly growing part of the shell egg market.  Due to healthier eating trends, the volume of specialty eggs continues to increase.   From fiscal 2009 to fiscal 2010, the volume of specialty eggs sold increased by 8.5%.

For the thirteen-week period ended May 29, 2010, specialty shell eggs represented approximately 22.6% of our shell egg dollar sales, as compared to 21.0% for the thirteen-week period ended May 30, 2009.   For the thirteen-week period ended May 29, 2010, specialty shell eggs accounted for approximately 15.4% of the total shell egg dozen volume, as compared to 13.2% for the thirteen-week period ended May 30, 2009.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  For fiscal 2010 our egg product sales were $27.4 million, a decrease of $6.5 million or 19.2%, as compared to $33.9 million for fiscal 2009.  Our volume of egg products sold for fiscal 2010 was 59.5 million pounds, an increase of 2.1 million pounds or 3.7%, as compared to 57.4 million pounds for fiscal 2009.  Egg products are primarily sold into the institutional and food service sectors, which continues to have weak demand. This led to significant declines in the wholesale price of the three primary forms of egg products that we sell. Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For fiscal 2010, egg product sales for AEP were $15.5 million, as compared to $19.6 million for fiscal 2009, a decrease of $4.1 million, or 20.9%.  For AEP the volume of egg products sold for fiscal 2010 was 35.2 million pounds, an increase of 1.2 million pounds, or 3.5%, as compared to 34.0 million pounds for fiscal 2009. The egg product sales for TEP in fiscal 2010 were $11.9 million, as compared to $14.3 million for fiscal 2009, a decrease of $2.4 million or 16.8%. For TEP the volume of egg products sold for fiscal 2010 was 24.3 million pounds, an increase of 900,000 pounds, or 3.8%, as compared to 23.4 million pounds for fiscal 2009.   As described in Note 1 to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

Cost of Sales.

The following table presents an analysis of our cost of sales.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(Amounts in thousands)		(Amounts in thousands)
Cost of sales	$715,499	$724,085	$167,412	$175,694

Dozens produced	640,174	598,042	157,207	161,082
Dozens purchased outside*	165,225	179,843	37,973	44,175
Dozens sold	805,399	777,885	195,180	205,257

Feed cost (price per dozen produced )	$.349	$.391	$.327	$.376
Farm production cost (price per dozen produced)	$.566	$.609	$.550	$.593
Outside egg purchases (average price paid per dozen)	$1.167	$1.114	$1.183	$.990

* - Net of processing loss and inventory adjustments

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 29, 2010 was $715.5 million, a decrease of $8.6 million, or 1.2%, as compared to cost of sales of  $724.1 million for fiscal 2009. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers decreased and cost of feed ingredients decreased in fiscal 2010. The cost of the shell eggs purchased from outside producers increased due to the volume of specialty shell eggs purchased.   This fiscal year we produced 79% of the eggs sold by us, as compared to 77% for the previous year. Feed cost for fiscal 2010 was $.349 per dozen, compared to $.391 per dozen for the prior fiscal year, a decrease of 10.7%.  Gross profit decreased from 22.0% of net sales for fiscal 2009 to 21.4% of net sales for fiscal 2010.

On a comparable basis, excluding the Acquisitions, cost of sales for fiscal 2010 was $676.4 million, a decrease of $47.7 million, or 6.6%, as compared to cost of sales of $724.1 million for fiscal 2009.

Cost of sales for the thirteen-week period ended May 29, 2010 was $167.4 million, a decrease of $8.3 million, or 4.7%, as compared to cost of sales of $175.7 million for the thirteen-week period ended May 30, 2009.

Selling, General and Administrative Expenses.

	Fiscal Years Ended (52 weeks)
	Actual	Less: Acquisitions	Net
	May 29, 2010	May 29, 2010	May 29, 2010	May 30, 2009	Change
Category	(Amounts in thousands)
Stock compensation expense	$2,186	$—	$2,186	$495	$1,691
Specialty egg expenses	21,362	502	20,860	18,879	1,981
Payroll and overhead	19,927	723	19,204	19,220	(16)
Other expenses	20,055	2,749	17,306	17,951	(645)
Delivery expense	28,510	2,747	25,763	26,708	(945)
Total	$92,040	$6,721	$85,319	$83,253	$2,066

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $92.0 million in fiscal 2010, an increase of $8.7 million or 10.4%, as compared to $83.3 million for fiscal 2009. Excluding the Acquisitions, selling, general and administrative expense for fiscal 2010 was $85.3 million, an increase of $2.0 million, or 2.4%, as compared to $83.3 million for fiscal 2009.   Stock based compensation plan expense increased $1.7 million for the current fiscal year due mainly to an increase in the closing price of the Company’s Common Stock.  The calculation of the stock based compensation plan expense is dependent on the closing stock price of the Company’s Common Stock, which increased from $24.37 at May 30, 2009 to $32.37 at May 29, 2010, representing a 32.8% increase.   Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.  The expense increase is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.  Payroll and overhead expenses decreased slightly but were approximately the same as last year.  Other selling, general and administrative expenses decreased due to decreases in legal, audit, and general insurance expenses. Delivery expense decreased due to lower costs for the use of outside trucking. As a percent of net sales, selling, general and administrative expense increased from 8.9% for fiscal 2009 to 10.1% for fiscal 2010.

	Fiscal Years Ended (13 weeks)
	May 29, 2010	May 30, 2009	Change
Category	(Amounts in thousands)
Stock compensation expense	$170	$537	$(367)
Specialty egg expenses	5,228	5,179	49
Payroll and overhead	5,426	5,501	(75)
Other expenses	4,253	4,658	(405)
Delivery expense	7,066	6,863	203
Total	$22,143	$22,738	$(595)

Selling, general and administrative expense was $22.1 million for the thirteen-week period ended May 29, 2010, a decrease of $600,000 or 2.6%, as compared to $22.7 million for the thirteen-week period ending May 30, 2009.

Operating Income.   As a result of the above, our operating income was $102.6 million for fiscal 2010, as compared to operating income of $121.5 million for fiscal 2009.  The operating income as a percent of sales for fiscal 2010 was 11.3%, as compared to operating income of 13.1% for fiscal 2009.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other income for fiscal 2010 was $889,000 as compared to other expense of $140,000 for fiscal 2009. Interest expense for fiscal 2010 was $520,000 more while interest income was $1.2 million less than fiscal 2009.  Compared to the prior fiscal year, we had higher average long-term borrowing balances and higher invested cash balances. Rates earned on invested cash balances were lower in the current year.  Other income also increased because of increased equity in income of affiliates.  As a percent of net sales, other income was 0.1% for fiscal 2010, as compared to other expense of 0.0% for fiscal 2009.

Income Taxes.   For the fiscal year ended May 29, 2010, our pre-tax income was $103.5 million, as compared to $121.3 million for fiscal 2009.  Income tax expense of $38.0 million was recorded for fiscal 2010 with an effective income tax rate of 36.7%, as compared to $41.5 million for fiscal 2009 with an effective income tax rate of 34.2%.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

Net (income) loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest for fiscal 2010 was $2.3 million as compared to net income attributable to noncontrolling interest of $324,000 for fiscal 2009.

Net Income.  As a result of the above, net income for fiscal 2010 was $67.8 million, or $2.85 per basic share and $2.84 per diluted share, as compared to $79.5 million, or $3.34 per basic and diluted share for fiscal 2009.

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

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$928,812	$915,939	$213,601	$235,628

Non-specialty shell egg sales	714,836	733,078	161,595	185,252
Specialty shell egg sales	168,785	121,229	43,124	34,706
Other	3,841	3,890	1,019	1,002
Net shell egg sales	$887,462	$858,197	$205,738	$220,960

Net shell egg sales as a percent of total net sales	95%	94%	96%	94%

Non- specialty shell egg dozens sold	670,860	597,496	178,260	145,660
Specialty shell egg dozens sold	107,025	80,997	26,997	22,584
Total dozens sold	777,885	678,493	205,257	168,244

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2009, non-specialty shell eggs represented approximately 80.5% of our shell egg dollar sales, as compared to 85.4% for fiscal 2008.   Sales of non-specialty shell eggs accounted for approximately 86.2% of our total shell egg dozen volumes in fiscal 2009, as compared to 88.1% in fiscal 2008.

For the thirteen-week period ended May 30, 2009, non-specialty shell eggs represented approximately 78.5% of our shell egg dollar sales, as compared to 83.8% for the thirteen-week period ended May 31, 2008.   For the thirteen-week period ended May 30, 2009, non-specialty shell eggs accounted for approximately 86.8% of the total shell egg dozen volume, as compared to 86.6% for the thirteen-week period ended May 31, 2008.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.   For fiscal 2009, specialty eggs accounted for 19.0% of shell egg dollar sales, as compared to 14.1% in fiscal 2008 and 13.8% of shell egg dozens sold in fiscal 2008, as compared to 11.9% in fiscal 2008.  They are a rapidly growing part of the shell egg market.  Due to healthier eating trends, the volume of specialty eggs continues to increase.   From fiscal 2008 to fiscal 2009, the volume of specialty eggs sold increased by 32.1%.

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

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  For fiscal 2009 our egg product sales were $33.9 million, a decrease of $8.9 million or 20.8%, as compared to $42.8 million for fiscal 2008.  Our volume of egg products sold was unchanged at 57.4 million pounds for fiscal 2009 and fiscal 2008.  Egg products are primarily sold into the institutional and food service sectors, and the sizeable decrease in egg products sales is attributable to the declines in these sectors.  This led to a decline in the wholesale price of egg products.   Our consolidated net sales include the sales of egg products by AEP and TEP.  For fiscal 2009, egg product sales for AEP were $19.6 million, as compared to $25.5 million for fiscal 2008, a decrease of $5.9 million, or 23.1%.  For AEP the volume of egg products sold for fiscal 2009 was 34.0 million pounds, a decrease of 2.6 million pounds, or 7.1%, as compared to 36.6 million pounds for fiscal 2008. The egg product sales for TEP in fiscal 2009 were $14.3 million, as compared to $17.3 million for fiscal 2008, a decrease of $3.0 million. For TEP the volume of egg products sold for fiscal 2009 was 23.4 million pounds, an increase of 2.6 million pounds, or 12.5%, as compared to 20.8 million pounds for fiscal 2008.   As described in Note 1 to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

Cost of Sales.

The following table presents an analysis of our cost of sales.
	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Amounts in thousands)		(Amounts in thousands)
Cost of sales	$724,085	$617,383	$175,694	$163,586

Dozens produced	598,042	535,216	161,082	128,950
Dozens purchased outside *	179,843	143,277	44,175	39,294
Dozens sold	777,885	678,493	205,257	168,244

Feed cost (price per dozen produced )	$.391	$.334	$.376	$.424
Farm production cost (price per dozen produced)	$.609	$.524	$.593	$.596
Outside egg purchases (average price paid per dozen)	$1.114	$1.273	$.990	$1.323
_____________
* - Net of processing loss and inventory adjustments

           Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the fiscal year ended May 30, 2009 was $724.1 million, an increase of $106.7 million, or 17.3%, as compared to cost of sales of  $617.4 million for fiscal 2008. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2009. The cost of the shell eggs purchased from outside producers increased due to the volume of shell eggs purchased from outside shell egg producers.   During fiscal 2009, we produced 77% of the eggs sold by us, as compared to 79% for the previous year. Feed cost for fiscal 2009 was $.391 per dozen, compared to $.334 per dozen for the prior fiscal year, an increase of 17.1%.  Our average egg selling prices did not offset the increase in feed ingredient costs and higher costs incurred for egg purchases from outside egg producers, resulting in a decrease in gross profit from 32.6% of net sales for fiscal 2008 to 22.0% of net sales for fiscal 2009.

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

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $83.3 million in fiscal 2009, an increase of $8.4 million or 11.2%, as compared to $74.9 million for fiscal 2008. Excluding the Acquisitions, selling, general and administrative expense for fiscal 2009 was $70.0 million, a decrease of $4.9 million, or 6.5%, as compared to $74.9 million for fiscal 2008.   Stock based compensation plan expense decreased $6.6 million for the current fiscal year due mainly to a decrease in the closing price of the Company’s Common Stock.  The calculation of the stock based compensation plan expense is dependent on the closing stock price of the Company’s Common Stock, which decreased from $31.20 at May 31, 2008 to $24.37 at May 30, 2009, representing a 21.9% decline.  Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.   The expense increase is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.  Payroll and overhead expenses increased primarily due to an increase in the cost of employee benefits which includes health insurance.  There was also a slight increase in salaries and wages.  Other selling, general and administrative expenses decreased primarily due to a decrease in our insurance costs.  Our delivery expenses for the thirteen-week period ended May 30, 2009 remained relatively unchanged.   As a percent of net sales, selling, general and administrative expense increased from 8.2% for fiscal 2008 to 8.9% for fiscal 2009.

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

Selling, general and administrative expense was $22.7 million for the thirteen-week period ended May 30, 2009, an increase of $2.7 million or 13.5%, as compared to $20.0 million for the thirteen-week period ending May 31, 2008. Excluding the Acquisitions, selling, general and administrative expense for the thirteen-week period ending May 30, 2009 was $17.1 million, a decrease of $2.9 million, or 14.5%, as compared to $20.0 million for the thirteen-week period ending May 31, 2008.  The decrease is primarily attributable to a decrease in our insurance costs.

Operating Income (Loss).   As a result of the above, our operating income was $121.5 million for fiscal 2009, as compared to operating income of $223.6 million for fiscal 2008.  The operating income as a percent of sales for fiscal 2009 was 13.1%, as compared to operating income of 24.4% for fiscal 2008.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other expense for fiscal 2009 was $140,000 as compared to other income of $7.9 million for fiscal 2008, a decrease of $8.0 million. We had higher average long-term borrowing balances and our average invested cash balances were lower.  The effect of higher average long-term borrowing balances and lower average invested cash balances during fiscal 2009 was an increase in net interest expense. Other income decreased due to decreased equity in income of affiliates, which are also in the shell egg business.   During fiscal 2008, we recorded a gain on the sale of the fixed assets at our Albuquerque feed mill.  We did not have a similar fixed asset sale during fiscal 2009.  Our net interest expense includes the computation of non-cash interest expense, which is imputed on our non-interest bearing obligation to acquire the remaining membership units of Hillandale, LLC over the remaining acquisition period culminating with us having a 100% ownership interest in Hillandale, LLC. As a percent of net sales, other expense was 0.0% for fiscal 2009, as compared to other income of 0.9% for fiscal 2008.

Income Taxes.   For the fiscal year ended May 30, 2009, our pre-tax income was $121.3 million, as compared to $231.6 million for fiscal 2008.  Income tax expense of $41.5 million was recorded for fiscal 2009 with an effective income tax rate of 34.2%, as compared to $79.5 million for fiscal 2008 with an effective income tax rate of 34.3%.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

Net (income) loss attributable to noncontrolling interest. Net income attributable to noncontrolling interest for fiscal 2009 was $324,000 as compared to net income attributable to noncontrolling interest of $175,000 for fiscal 2008.

Net Income.  As a result of the above, net income for fiscal 2009 was $79.5 million, or $3.34 per basic and diluted share, as compared to $151.9 million, or $6.41 per basic share and $6.40 per diluted share for fiscal 2008.

Capital Resources and Liquidity.  Our working capital at May 29, 2010 was $220.2 million compared to $138.0 million at May 30, 2009. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 2.87 at May 29, 2010 as compared with 2.33 at May 30, 2009. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have $3.9 million in standby letters of credit outstanding, which are collateralized with cash. Our long-term debt at May 29, 2010, including current maturities, amounted to $134.7 million, as compared to $129.8 million at May 30, 2009.

For the fiscal year ended May 29, 2010, $116.7 million in net cash was provided by operating activities. This compares to $111.3 million of net cash provided by operating activities for the fiscal year ended May 30, 2009.  For fiscal 2010, approximately $31.5 million was provided from the sale of short-term investments, $82.8 million was used for the purchase of investments, and net $4.1 million was provided from notes receivable and equity investments in affiliates. Approximately $7.0 million was provided from disposal of property, plant and equipment, $20.8 million was used for purchases of property, plant and equipment, $8.1 million was used for acquisition of the remaining equity interest in the Hillandale business, and $508,000 was used to acquire the remaining equity interest in Benton County Foods, LLC.  Approximately $19.0 million was used for payment of dividends on Common Stock and $25.7 million was used for principal payments on long-term debt.  Approximately $308,000 was received from the issuance of Common Stock from treasury.  Approximately $30.0 million was received from additional long-term borrowings. The net result of these activities was an increase in cash of approximately $32.6 million since May 30, 2009.

For the fiscal year ended May 30, 2009, $111.3 million in net cash was provided by operating activities. This compares to $158.4 million of net cash provided by operating activities for the fiscal year ended May 31, 2008.  For fiscal 2009, $21.5 million was used for the purchase of short-term investments, $15.4 million was provided from the sale of short-term investments, and net $778,000 was provided from notes receivable and other investments.  Approximately $128,000 was provided from disposal of property, plant and equipment, $26.1 million was used for purchases of property, plant and equipment and $14.6 million was used for an additional acquisition of the Hillandale business.  We used $29.6 million for the acquisition of Zephyr Egg, LLC, and $61.6 million for the acquisition of Tampa Farm, LLC.  Approximately $35.3 million was used for payments of dividends on the common stock, and $23.0 million was used for principal payments on long-term debt. We received $427,000 from the issuance of common stock from the treasury through the exercise of stock options.  Approximately $55.7 million was received from additional long-term borrowings. The net result of these activities was a decrease in cash and cash equivalents of approximately $28.0 million.

Property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 29, 2010, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of May 29, 2010, capital expenditures related to construction of this complex were approximately $39.5 million (including replacement capital expenditures related to the fire mentioned below).

On July 9, 2009, the Farwell, Texas egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $10.0 million in proceeds from its insurance carriers through May 29, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress and other assets, as the result of the fire totaled $9.1 million through May 29, 2010. Insurance proceeds have been recognized in the consolidated income statement for fiscal 2010 to offset the assets written off and expenses incurred. No gain, if any, will be recognized until all contingencies surrounding the resolution of the insurance claim are resolved, which is expected to occur in fiscal year 2011.

The Company believes that the fire at the Farwell, Texas facility will have minimal financial impact on our operations and does not expect any long-term disruption to our customers. Construction to rebuild the destroyed houses is substantially complete.  In addition, the Company is adding a tenth layer house at the complex which will add capacity above the original design.  Due to this casualty and expansion, maximum operations at the Farwell facility will likely be delayed to December 2010.  Future capital expenditures will be funded by cash flows from operations and insurance recoveries.

Delta Egg Farm, LLC, an unconsolidated affiliate, has constructed an organic egg production and distribution facility near our Chase, Kansas location. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $6.2 million of long-term debt of Delta Egg Farm, LLC.

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission (the “SEC”), the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board, and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value anytime during the period from June 30, 2010 through July 2, 2012. We have exercised the Rights and put our auction rate securities back to UBS on June 30, 2010.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we were permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. We have classified the auction rate securities and the related Rights as current investments as of May 29, 2010.  On June 30, 2010, we put the auction rate securities back to UBS. The fair value of the auction rate securities and Rights totaled $22.9 million at May 29, 2010 and $33.2 million at May 30, 2009.

At May 29, 2010, we have $76.7 million of current investment securities available-for-sale consisting primarily of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax-exempt municipal bonds, tax-exempt municipal bonds, and zero coupon municipal bonds with maturities of three to fifteen months when purchased. We classified these securities as current, because amounts invested are available for current operations. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at May 29, 2010.

We currently have a $1.3 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.4 million deferred tax liability would not affect our consolidated statement of income or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Off-Balance Sheet Arrangements

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $12.3 million at May 29, 2010.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

Contractual Obligations

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 9, and on lease obligations in Note 8, of Notes to Consolidated Financial Statements.

	Total	2011	2012	2013	2014	2015	Over 5 years
Long-Term Debt	$134,673	$29,974	$12,960	$13,066	$12,430	$20,292	$45,951
Operating Leases	5,372	1,747	1,177	977	449	357	665
Total	$140,045	$31,721	$14,137	$14,043	$12,879	$20,649	$46,616

 Impact of Recently Issued Accounting Standards.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years beginning on or after December 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The amendments in this update require new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs), and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued an accounting standards update which amends certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This guidance exempts SEC filers from disclosing the date through which subsequent events have been evaluated and is effective immediately for financial statements that are issued or available to be issued.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”) which was codified primarily in ASC Topic 805, Business Combinations (“ASC 805”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, requires noncontrolling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to the noncontrolling interests. We adopted SFAS 160 as of May 31, 2009, as required. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

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

Investment in Affiliates.   We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  Our ownership percentages in these companies range from less than 20% to 50%.  Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $16.0 million at May 29, 2010. The combined total assets and total liabilities of these companies were approximately $111.1 million and $61.6 million, respectively, at May 29, 2010. We are a guarantor of approximately $6.2 million of long-term debt of one of the affiliates.

Goodwill.    At May 29, 2010, our goodwill balance represented 3.5% of total assets and 5.9% of stockholders’ equity.  Goodwill relates to the following:

Fiscal Period	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revision to purchase price for incremental purchase of Hillandale	9,257
2009	Revision to purchase price for incremental purchase of Hillandale	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revision to purchase price for incremental purchase of Hillandale	(338)
	Total Goodwill	$22,117

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

Forward-Looking Statements

The foregoing disclosure contains forward-looking statements that involve risks and uncertainties, and our actual experience may differ materially from that discussed above.  Factors that may cause such a difference include, but are not limited to, those discussed in “Factors Affecting Future Performance” below, as well as future events that have the effect of reducing our available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof.  We assume no obligation to update forward-looking statements.

Factors Affecting Future Performance

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates.  We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $4.6 million at May 29, 2010.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheet of Cal-Maine Foods, Inc. and Subsidiaries as of May 29, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  Our audit also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2009 and May 31, 2008, were audited by FROST, PLLC who was merged into FRAZER FROST, LLP, and whose report dated August 10, 2009, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 29, 2010 and the consolidated results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 2, 2010, expressed an unqualified opinion.

/s/ FRAZER FROST, LLP
Certified Public Accountants

Little Rock, Arkansas
August 2, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheet of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2009 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ FROST, PLLC
Certified Public Accountants

Little Rock, Arkansas
August 10, 2009

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	May 29	May 30
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$99,453	$66,883
Investment securities available-for-sale	76,702	15,165
Investment securities trading	22,900	—
Receivables:
Trade receivables, less allowance for doubtful accounts of $595 in 2010 and $394 in 2009	43,212	43,682
Other	375	946
	43,587	44,628

Inventories	93,968	97,535
Prepaid expenses and other current assets	1,550	17,474

Total current assets	338,160	241,685

Other assets:
Investment securities trading	—	33,150
Other investments	17,708	18,069
Goodwill	22,117	22,455
Other intangible assets	12,523	15,056
Other long-lived assets	6,665	2,472
	59,013	91,202

Property, plant and equipment, less accumulated depreciation	234,111	249,958
Total assets	$631,284	$582,845

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$37,479	$40,327
Accrued dividends payable	7,009	3,422
Accrued wages and benefits	9,426	9,559
Accrued expenses and other liabilities	14,106	8,537
Current maturities of purchase obligation	—	8,400
Current maturities of long-term debt	29,974	13,806
Deferred income taxes	19,980	19,635
Total current liabilities	117,974	103,686

Long-term debt, less current maturities	104,699	115,983
Other noncurrent liabilities	3,299	3,532
Deferred income taxes	28,356	26,635
Total liabilities	254,328	249,836

Commitments and contingencies – See Notes 8, 9, & 14

Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2010 and 2009
Issued 35,130 shares in 2010 and 2009 with 21,441 and 21,389 shares outstanding respectively	351	351
Class A common stock, $.01 par value
Authorized shares - 2,400 in 2010 and 2009
Issued and outstanding shares - 2,400 in 2010 and 2009	24	24
Paid-in capital	32,699	32,098
Retained earnings	365,821	320,623
Common stock in treasury, at cost, –13,689 shares in 2010 and 13,741 in 2009	(20,966)	(21,045)
Total Cal-Maine Foods, Inc. stockholders' equity	377,929	332,051
Noncontrolling interest in consolidated entities	(973)	958
Total stockholders’ equity	376,956	333,009
Total liabilities and stockholders' equity	$631,284	$582,845
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	Fiscal years ended
	May 29	May 30	May 31
	2010	2009	2008
Net sales	$910,143	$928,812	$915,939
Cost of sales	715,499	724,085	617,383
Gross profit	194,644	204,727	298,556
Selling, general and administrative	92,040	83,253	74,919
Operating income	102,604	121,474	223,637

Other income (expense):
Interest expense	(7,616)	(7,096)	(7,712)
Interest income	888	2,054	3,618
Equity in income of affiliates	3,507	2,612	6,324
Other, net	4,110	2,290	5,699
	889	(140)	7,929
Income before income taxes and noncontrolling interest	103,493	121,334	231,566
Income tax expense	37,961	41,510	79,530
Net income before noncontrolling interest	65,532	79,824	152,036
Less: Net income (loss) attributable to noncontrolling interest	(2,291)	324	175
Net income attributable to Cal-Maine Foods, Inc.	$67,823	$79,500	$151,861

Net income per share:
Basic	$2.85	$3.34	$6.41
Diluted	$2.84	$3.34	$6.40
Weighted average shares outstanding:
Basic	23,812	23,769	23,677
Diluted	23,877	23,811	23,733
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Interests	Total
Balance at June 2, 2007	35,130	$351	2,400	$24	13,937	$(21,346)	$29,043	$147,667	$-	$1,894	$157,633

Dividends*	-	-	-	-	-	-	-	(31,912)	-	-	(31,912)
Distributions	-	-	-	-	-	-	-	-	-	(382)	(382)
Issuance of common stock from treasury	-	-	-	-	(124)	190	436	-	-	-	626
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218
Net income for fiscal 2008	-	-	-	-	-	-	-	151,861	-	175	152,036
Other comprehensive loss (net of tax $544)	-	-	-	-	-	-	-	-	(852)	-	(852)
Total comprehensive income											151,184

Balance at May 31, 2008	35,130	$351	2,400	$24	13,813	$(21,156)	$29,697	$267,616	$(852)	$1,687	$277,367

Dividends *	-	-	-	-	-	-	-	(26,493)	-	-	(26,493)
Distributions	-	-	-	-	-	-	-	-	-	(1,053)	(1,053)
Issuance of common stock from treasury	-	-	-	-	(72)	111	2,183	-	-	-	2,294
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218
Net income for fiscal 2009	-	-	-	-	-	-	-	79,500	-	324	79,824
Other comprehensive gain (net of tax $544)	-	-	-	-	-	-	-	-	852	-	852
Total comprehensive income											80,676

Balance at May 30, 2009	35,130	$351	2,400	$24	13,741	$(21,045)	$32,098	$320,623	$-	$958	$333,009

Dividends*	-	-	-	-	-	-	-	(22,625)	-	-	(22,625)
Distributions	-	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Contributions	-	-	-	-	-	-	-	-	-	1,497	1,497
Issuance of common stock from treasury	-	-	-	-	(52)	79	383	-	-	-	462
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218
Net income (loss) for fiscal 2009	-	-	-	-	-	-	-	67,823	-	(2,291)	65,532

Balance at May 29, 2010	35,130	$351	2,400	$24	13,689	$(20,966)	$32,699	$365,821	$-	$(973)	$376,956

*
For Fiscal 2008, dividends paid at $.05 per common share for the 1st and 2nd quarters, and for the subsequent quarters the dividend was determined from one third of net income. For Fiscal 2009 and thereafter, dividends are calculated as 1/3 of net income for the entire year.

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 29	May 30	May 31
	2010	2009	2008
Cash flows from operating activities
Net income attributable to Cal-Maine Foods, Inc.	$67,823	$79,500	$151,861
Net income (loss) attributable to noncontrolling interests	(2,291)	324	175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,785	29,558	25,320
Deferred income taxes	2,066	11,035	3,659
Equity in income of affiliates	(3,507)	(2,612)	(6,324)
Gain on disposal of property, plant and equipment	(67)	(1,062)	(2,040)
Stock compensation (benefit) expense, net of amounts paid	(533)	(2,722)	4,531
Interest on purchase obligation	88	477	942
Change in operating assets and liabilities, net of effects from acquisitions
Receivables and other assets	13,106	(5,062)	(13,304)
Inventories	5,311	(2,911)	(14,558)
Accounts payable, accrued expenses and other liabilities	2,887	4,757	8,154
Net cash provided by operating activities	116,668	111,282	158,416

Cash flows from investing activities
Purchases of investments	(82,824)	(21,453)	(122,825)
Sales of investments	31,537	15,388	120,175
Acquisition of businesses, net of cash acquired	(508)	(91,223)	-
Payments received on notes receivable and from investments in affiliates	4,785	1,674	1,199
Purchases of property, plant and equipment	(20,786)	(26,112)	(31,686)
Increase in notes receivable and investments in affiliates	(705)	(896)	(668)
Net proceeds from disposal of property, plant and equipment	6,950	128	2,470
Net cash used in investing activities	(61,551)	(122,494)	(31,335)

Cash flows from financing activities
Long-term borrowings	30,000	55,661	-
Principal payments on long-term debt	(25,667)	(23,022)	(15,702)
Payment of purchase obligation	(8,149)	(14,561)	(12,529)
Stock options exercised	308	427	626
Payments of dividends	(19,039)	(35,268)	(19,650)
Net cash used in financing activities	(22,547)	(16,763)	(47,255)
Increase (decrease) in cash and cash equivalents	32,570	(27,975)	79,826

Cash and cash equivalents at beginning of year	66,883	94,858	15,032
Cash and cash equivalents at end of year	$99,453	$66,883	$94,858

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$14,381	$42,342	$81,184
Interest (net of amount capitalized)	6,876	6,164	7,302

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 29, 2010

1. Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”) and variable interest entities in which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business
The Company is engaged in the production, processing and distribution of shell eggs. The Company’s operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn and other grains.

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two affiliated customers, on a combined basis, accounted for 36.4%, 32.9% and 36.5% of the Company’s net sales in fiscal 2010, 2009 and 2008, respectively. Another customer accounted for 10.1% of the Company’s net sales in fiscal 2010.

 Fiscal Year
The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 29, 2010 (52 weeks), May 30, 2009 (52 weeks), May 31, 2008 (52 weeks), for the most recent three fiscal years.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (Consolidation) (“ASC 810”) requires variable interest entities (“VIEs”) to be consolidated if a party with ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.

The Company has variable interests in two entities in which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows of these entities pursuant to ASC 810.   The Company has a 37% ownership interest in Texas Egg Products, LLC and leases to Texas Egg Products, LLC its operating facility.  Texas Egg Products, LLC processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry.

The Company had a 43% ownership interest in Texas Egg, LLC, which was a VIE in which the Company was the primary beneficiary.   In July 2009, Texas Egg, LLC merged into South Texas Protein, LLC, which was also a VIE in which the Company was the primary beneficiary.  The Company now has a 43% ownership interest and remains the primary beneficiary in South Texas Protein, LLC.  The Company leases to South Texas Protein, LLC its operating facility.  South Texas Protein, LLC is a spent hen processing facility.

Total assets of the VIEs for which the Company is the primary beneficiary totaled $2,190 for fiscal 2010 and $2,772 for fiscal 2009, net of elimination of intercompany balances.  The total assets of the VIEs for which the Company is the primary beneficiary represent 0.3% and 0.5 % of the total assets shown in the consolidated balance sheets for fiscal periods 2010 and 2009, respectively.

We are the primary beneficiary for all our VIEs.  Accordingly, they are consolidated in our financial statements.  The classifications of assets and liabilities in the Company’s consolidated balance sheet associated with our VIEs are as follows at May 29, 2010, and May 30, 2009:

	May 29, 2010	May 30, 2009
Current assets
Cash	$324	$763
Receivables
Trade receivables, less allowance for doubtful accounts of $55 and $18, respectively	1,115	892
Inventories	381	347
Prepaid expenses and other current assets	137	107
Total current assets	1,957	2,109

Other long-lived assets	20	489
Property, plant and equipment, less accumulated depreciation	213	174
Total assets	$2,190	$2,772

Current liabilities
Accounts payable	$366	$786
Accrued expenses	36	34
Notes Payable	552	—
Total current liabilities	954	820

Total liabilities	954	820

Equity	$1,236	$1,952

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  At times, cash balances may be in excess of the FDIC insurance limits. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

Investment Securities
Our investment securities are accounted for in accordance with FASB ASC Topic 320 (Investments-Debt and Equity Securities) (“ASC 320”). Our investment securities are stated at fair value.  They consist of auction rate securities, which we classify as trading, and commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax-exempt municipal bonds, tax-exempt municipal bonds, and zero coupon municipal bonds, which are all classified as available-for-sale. Under ASC 320, the Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended May 29, 2010 and May 30, 2009, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Trading securities are bought and held principally for sale in the near term. Unrealized holding gains and losses for trading securities are included in earnings.

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

On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission (the “SEC”), the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board, and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining UBS clients who hold auction rate securities. On November 3, 2008, we agreed to accept Auction Rate Security Rights (the “Rights”) from UBS offered through a UBS prospectus dated October 7, 2008. The Rights permitted us to put our auction rate securities back to UBS at par value anytime during the period from June 30, 2010 through July 2, 2012. We have exercised the Rights and put our auction rate securities back to UBS on June 30, 2010.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Accordingly, we have classified our investments in auction rate securities as trading securities. As of the date of our acceptance of the Rights, the change in fair value of the auction rate securities and Rights are included in earnings. Because we were permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that is measured at its fair value, resulting in gains in an amount equal to the loss recognized on the auction rate securities. We have classified the auction rate securities and the related Rights as current investments as of May 29, 2010.  On June 30, 2010 we put the auction rate securities back to UBS. The fair value of the auction rate securities and Rights totaled $22,900 at May 29, 2010 and $33,150 at May 30, 2009.

At May 29, 2010 and May 30, 2009, we had $76,702 and $15,165 of current investment securities available-for-sale consisting primarily of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax-exempt municipal bonds, tax-exempt municipal bonds, and zero coupon municipal bonds with maturities of three to fifteen months when purchased. We classified these securities as current, because amounts invested are available for current operations. Due to the nature of the investments, the cost of available-for-sale securities approximated fair value at May 29, 2010, and May 30, 2009.

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

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $43,212 at May 29, 2010 and $43,682 at May 30, 2009. Trade receivables are presented net of allowance for doubtful accounts of $595 at May 29, 2010 and $394 at May 30, 2009. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Collateral is generally not required. Credit losses have consistently been within management’s expectations. We determine that a concentration of credit risk exists when any one customer and its affiliates represents greater than 10% of trade receivables. At May 29, 2010 and May 30, 2009, two affiliated customers accounted for 29% and 30% of the Company’s trade accounts receivable, respectively.

Allowance for Doubtful Accounts
In the normal course of business, we extend credit to our customers on a short-term basis based upon an evaluation of each customer’s financial condition and credit history.  Collateral is generally not required. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

Goodwill
Goodwill represents the excess of cost of business acquisitions over the fair value of the  identifiable net assets acquired. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

Accrued Self Insurance
We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends
Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  As of fiscal 2010 and fiscal 2009, we accrued dividends payable of $7,009 and $3,422 respectively, applicable to the Company’s fourth quarter net income for each fiscal year.

Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares in accordance with the Company’s share-based compensation plans are credited or charged to capital in excess of par value using the average-cost method.

Revenue Recognition and Delivery Costs
The Company recognizes revenue only when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectability is reasonably assured.

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $28,510, $26,708 and $21,703, in fiscal 2010, 2009 and 2008, respectively.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising costs were $2,098 in fiscal 2010, $1,190 in fiscal 2009, and $778 in fiscal 2008.

Income Taxes
Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation
We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

Net Income per Common Share
Basic net income per share is based on the weighted average common and Class A shares outstanding. Diluted net income per share includes any dilutive effects of options and warrants outstanding.

Basic net income per share was calculated by dividing net income by the weighted-average number of common and Class A shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options.  The computations of basic net income per share and diluted net income per share are as follows

	May 29, 2010	May 30, 2009	May 31, 2008
Net income	$67,823	$79,500	$151,861
Basic weighted-average common shares (including Class A)	23,812	23,769	23,677
Effect of dilutive securities:
Common stock options	65	42	56
Dilutive potential common shares	23,877	23,811	23,733
Net income per common share:
Basic	$2.85	$3.34	$6.41
Diluted	$2.84	$3.34	$6.40

Contingencies
Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Impact of Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years beginning on or after December 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The amendments in this update require new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs), and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued an accounting standards update which amends certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This guidance exempts SEC filers from disclosing the date through which subsequent events have been evaluated and is effective immediately for financial statements that are issued or available to be issued.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”) which was codified primarily in ASC Topic 805, Business Combinations (“ASC 805”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, requires noncontrolling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to the noncontrolling interests. We adopted SFAS 160 as of May 31, 2009, as required. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

2.  Acquisitions

Hillandale, LLC Acquisition
The Company entered into an Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, with Hillandale Farms, Inc. and Hillandale Farms of Florida, Inc. (together, “Hillandale”), and the Hillandale shareholders (the “Agreement”). Under the terms of the Agreement, the Company acquired 51% of the units of membership in Hillandale, LLC for cash of approximately $27,000 on October 12, 2005. The remaining 49% of the units of membership in Hillandale, LLC will be acquired in essentially equal annual installments over a four-year period, with the purchase price of the units equal to their book value at the time of purchases as calculated in accordance with the terms of the Agreement. The total preliminary purchase price was estimated to be as follows:

Cash consideration paid to seller for 51% of Hillandale, LLC’s membership units	$27,006
Obligation to acquire 49% of Hillandale, LLC’s membership units	25,947
52,953
Less discount of preliminary purchase price to the present value as of July 28, 2005	(3,556)
Total preliminary purchase price	$49,397

In August 2006, in accordance with the Agreement, the Company purchased, for $6,102, an additional 13% of the units of membership of Hillandale, LLC based on the book value as of July 29, 2006.  In August 2007, in accordance with the Agreement, the Company purchased, for $6,769, an additional 12% of the units of membership of Hillandale, LLC based on the book value as of July 28, 2007.  During fiscal 2008, an early payment of $5,700 was paid on the purchase obligation.  The Company’s obligation to acquire the remaining 24% of Hillandale, LLC was recorded at its present value of $19,956 as of May 31, 2008 of which $10,358 is included in current liabilities and $9,598 is included in other non-current liabilities in the accompanying consolidated balance sheet.  In August 2008, in accordance with the Agreement, the Company purchased, for $9,185, an additional 12% of the units of membership of Hillandale, LLC based on the book value as of July 26, 2008.   During fiscal 2009, early payments of $5,376 were paid on the purchase obligation.    We purchased the remaining 12% ownership interest in Hillandale, LLC for $8,150 in the first quarter of fiscal 2010. We now own 100% of Hillandale, LLC.

During fiscal 2009, the Company revised the estimated purchase obligation upward for the remaining 12% interest to be acquired in Hillandale, LLC, based on the effect of the expected earnings increase on the book value of the membership units.  For fiscal 2009 this additional cost exceeded the estimated fair value of net assets acquired by $2,527, which was assigned to goodwill on our consolidated balance sheets.

During fiscal 2010, the Company revised the purchased obligation downward for the remaining interest acquired in Hillandale, LLC, based on the effect of revisions to the purchase price.   These revisions to the purchase price were due to earnings expectations for Hillandale, LLC.   For fiscal 2010, the revision to the purchase price for the purchase of the remaining interest in Hillandale was $338, which has been recorded as a downward adjustment to goodwill on our consolidated balance sheets.

Hillandale, LLC’s production facilities are principally located in Florida. Hillandale, LLC is a fully integrated shell egg producer with its own feed mills, hatchery, production, processing and distribution facilities.

Effective July 30, 2009 Hillandale, LLC was merged into Cal-Maine Foods, Inc.

Green Forest Foods, LLC Acquisition

As of June 3, 2006, the Company owned 50% of Green Forest Foods, LLC, which was accounted for under the equity method of accounting.  On January 24, 2007, we purchased the remaining 50% interest in Green Forest Foods, LLC for $2,000 in cash. We allocated the purchase price to the net assets acquired consisting principally of flock inventories and facilities leased under a capital lease. Effective with the purchase, the results of operations of Green Forest Foods, LLC are consolidated in the Company’s financial statements.  Green Forest Foods, LLC located in Green Forest, Arkansas, had been jointly owned and operated by Pier 44 Properties, LLC, an unaffiliated entity, and the Company, since January 2006. Subsequent to the acquisition, the Company paid the capital lease obligation of approximately $10,500 in full. Green Forest Foods, LLC produces, processes, and markets eggs from approximately one million laying hens, along with pullet growing for replacements.

Benton County Foods, LLC Acquisition
On April 20, 2007, through our 90% owned subsidiary, Benton County Foods, LLC, we acquired the assets and business of the shell egg division of George’s, Inc., an unaffiliated entity, located near Siloam Springs, Arkansas.  Benton County Foods, LLC was a newly formed company jointly owned by the Company and PW3 Holdings, LLC, an unaffiliated entity. The purchase price totaled $10,900 in cash. The assets acquired include approximately one million laying hens and a feed mill in Watts, Oklahoma. As part of this acquisition, Benton County Foods, LLC will lease growing facilities from George’s Inc. for replacement pullets. CCF Brands (an affiliate of PW3 Holdings, LLC) has a supply agreement in place for approximately 50% of the eggs produced by Benton County Foods, LLC. Eggs are marketed to retail food businesses and food service distributors in the south central region of the United States. The results of operations of the shell egg business acquired are included in the Company’s consolidated financial statements subsequent to the acquisition date.

We purchased the remaining 10% ownership interest in Benton County Foods, LLC for $508 in the first quarter of fiscal 2010. We now own 100% of Benton County Foods, LLC.

Zephyr Egg, LLC Acquisition
On June 27, 2008, we purchased substantially all of the operating assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms (together, “Sellers”), located in Zephyrhills, FL and transferred those assets to a new limited liability company, Hillandale Foods, LLC, formed on that date.   Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the limited liability company to Zephyr Egg, LLC.   We own 100% of the membership interests in Zephyr Egg, LLC.  The purchase price totaled $29,579 based upon the final valuation of the assets acquired.  The purchase price was funded from our available cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers’ 12.58% interest in AEP, in which the Company already had a majority interest.  Zephyr Egg, LLC’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,610
Inventories	5,886
Other investments	1,532
Property, plant, and equipment	12,375
Intangible assets	5,300
Goodwill	1,876
Total asset acquired	$29,579
Total liabilities assumed	-
Net assets acquired	$29,579

The purchase price exceeded the fair values of the tangible assets acquired by $7,176.  Of this amount, $5,300 represents the cost of acquired intangible assets, which is made up of franchise rights of $1,600 (8-year useful life), customer relationship intangible of $2,200 (8-year useful life) and a non-compete agreement of $1,500 (3-year useful life). The remainder of the excess purchase price, amounting to $1,876 was recorded as goodwill, of which the entire amount is expected to be deductible for income tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Zephyr Egg, LLC.

Effective July 30, 2009 Zephyr Egg, LLC was merged into Cal-Maine Foods, Inc.

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

The assets acquired by the Company include approximately four million laying hens in modern, in-line facilities, pullet growing facilities, two feed mills and a fleet of delivery trucks for both eggs and feed.  In addition, the Company acquired the 4-GrainTM brand of specialty eggs, certain flocks of contract laying hens, and the Seller’s 12.88% interest in AEP, which gives us approximately a 99.5% ownership interest in AEP.  To facilitate the sale of the Seller’s Business, the Seller transferred all of its assets, but none of its liabilities, to Tampa Farms, LLC (“Tampa Farms”), a Florida limited liability company. Under the Agreement, the Seller sold to the Company all of the issued and outstanding membership interests (the “Membership Interests”) of Tampa Farms to the Company in accordance with the terms of the Agreement.

The final purchase price for the Membership Interests was $61,644, which was paid from the Company’s available funds.  The Company completed the acquisition of the Seller’s Business on December 11, 2008. Tampa Farms’ results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Inventories	$11,971
Prepaid expenses	350
Other investments	901
Property, plant, and equipment	33,222
Intangible assets	10,600
Goodwill	4,600
Total asset acquired	$61,644
Total liabilities assumed	-
Net assets acquired	$61,644

The purchase price exceeded the fair values of the tangible assets acquired by $15,200.  Of this amount, $10,600 represents the cost of acquired intangible assets, which is made up of franchise rights of $1,900 (8-year useful life) and a customer relationship intangible of $8,700 (8-year useful life). The remainder of the excess purchase price, amounting to $4,600, was recorded as goodwill, of which the entire amount is expected to be deductible for tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Tampa Farms.

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

Effective July 30, 2009, Tampa Farms was merged into Cal-Maine Foods, Inc.

3.  Investment in Affiliates

The Company owns 50% each of Specialty Eggs LLC and Delta Egg Farm, LLC (“Delta Egg”) and 33.3% of Dallas Reinsurance, Co., LTD. as of May 29, 2010.  Investment in affiliates, recorded using the equity method of accounting are included in “Other Investments” in the accompanying consolidated balance sheets and totaled $16,001 and $16,444 at May 29, 2010 and at May 30, 2009, respectively.  Equity in income of $3,507, $2,612, and $6,324 from these entities has been included in the consolidated statements of income for fiscal 2010, 2009, and 2008, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $12,250 at May 29, 2010.  Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

At May 29, 2010 and May 30, 2009, ”Other Investments” as shown on the Company’s consolidated balance sheet include the cost of an investment in Egg-Land’s Best, Inc., in which the Company has a 29.1% equity interest at those dates. Egg-Land’s Best operates as a cooperative.   The Company cannot exert significant influence over Egg-Land’s Best, Inc.’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 29, 2010 and May 30, 2009 was $768 and $768, respectively.

The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates for the years indicated:

	May 29, 2010	May 30, 2009	May 31, 2008
Sales to affiliates	$13,383	$13,432	$12,380
Purchases from affiliates	43,453	36,937	30,706

	May 29, 2010	May 30, 2009
Accounts receivable from affiliates	$837	$830
Accounts payable to affiliates	2,090	1,148

4.  Inventories

Inventories consisted of the following:

	May 29, 2010	May 30,2009
Flocks	$60,387	$64,040
Eggs	7,481	6,880
Feed and supplies	26,100	26,615
	$93,968	$97,535

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at May 29, 2010 and May 30, 2009:
	May 29, 2010	May 30, 2009
Refundable income taxes	$—	$16,065
Prepaid insurance	938	660
Other prepaid expenses	441	459
Other current assets	171	290
	$1,550	$17,474

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following:

		Other Intangibles
	Goodwill	Franchise rights	Customer relationships	Non-compete agreements	Total
Balance May 31, 2008	$13,452	$302	$-	$-	$13,754
Additions	9,003	3,979	10,900	1,500	25,382
Amortization	-	(367)	(796)	(462)	(1,625)
Balance May 30, 2009	22,455	3,914	10,104	1,038	37,511
Adjustments	(338)	-	-	-	(338)
Amortization	-	(557)	(1,476)	(500)	(2,533)
Balance May 29, 2010	$22,117	$3,357	$8,628	$538	$34,640

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows:

	May 29, 2010		May 30, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Franchise Rights	$5,284	$(1,927)	$5,284	$(1,370)
Customer Relationships	10,900	(2,272)	10,900	(796)
Non-compete agreements	1,500	(962)	1,500	(462)
Total	$17,684	$(5,161)	$17,684	$(2,628)

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended May 29, 2010 and May 30, 2009 totaled $2,533 and $1,625, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For fiscal period	Estimated amortization expense
2011	$2,383
2012	1,922
2013	1,883
2014	1,883
2015	1,850
Thereafter	2,602
Total	$12,523

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 29	May 30
	2010	2009
Land and improvements	$57,533	$57,277
Buildings and improvements	198,274	196,339
Machinery and equipment	226,021	220,170
Construction-in-progress	8,927	5,541
	490,755	479,327
Less: accumulated depreciation	256,644	229,369
	$234,111	$249,958

Depreciation expense was $29,252, $27,933 and $24,965 in fiscal 2010, 2009 and 2008, respectively.

8.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 29, 2010 are as follows:

2011	$1,747
2012	1,177
2013	977
2014	449
2015	357
Thereafter	665
Total minimum lease payments	$5,372

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases.  Rent expense was $4,872, $3,864 and $5,032 in fiscal 2010, 2009 and 2008, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment.  Included in rent expense are vehicle rents totaling $693, $661 and $660 in fiscal 2010, 2009 and 2008, respectively.

9.  Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	May 29	May 30
	2010	2009
Note payable at 6.20%, due in monthly principal installments of $250, plus interest, maturing in 2019	$28,500	$—
Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	21,700	23,500
Series A Senior Secured Notes at 5.45%, due in monthly installments of $176, plus interest, beginning in January 2009 through 2018	16,841	18,947
Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	16,300	17,500
Line of credit at no net cost, due in its entirety in 2011	14,799	25,161
Note payable at 8.26%, due in monthly installments of $155, including interest, maturing in 2015	11,356	12,242
Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	7,130	9,110
Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	5,240	5,660
Note payable at 7.06%, due in monthly installments of $53, including interest, maturing in 2015	3,985	4,325
Note payable at 6.87%, due in monthly installments of $45, including interest, maturing in 2015	3,387	3,678
Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	1,768	2,168
Industrial revenue bonds at 6.10%, due in monthly installments of $146, including interest, maturing in 2011	1,417	3,024
Note payable at 5.80%, due in annual principal installments of $250 through 2015 with interest due quarterly	1,250	1,500
Note Payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	552	—
Note payable at 7.5%, due in monthly installments of $36, including interest, maturing in 2012	448	831
Series B Senior Secured Notes at 7.18%, due in annual principal installments of $2,143 through 2009 with interest due semi-annually	—	2,143
	134,673	129,789
Less current maturities	29,974	13,806
	$104,699	$115,983

The aggregate annual fiscal year maturities of long-term debt at May 29, 2010 are as follows:

2011	$29,974
2012	12,960
2013	13,066
2014	12,430
2015	20,292
Thereafter	45,951
$134,673

The Company has a line of credit with a financial institution limited to the par value of auction rate securities held in an ARS-only Collateral Account.  The Company has utilized $14,799 of this $33,150 line as of May 29, 2010. The balance of the auction rate securities was sold as of June 30, 2010 and the line of credit was discontinued.

The Company’s plant and equipment collateralize our long-term debt under our loan agreements with our lenders. Unless otherwise approved by our lenders, we are required by provisions of these loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90,000 tangible net worth, and 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no default), capital expenditures not to exceed $60,000 in any twelve month period, lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 29, 2010, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control.  The Chief Executive Officer of the Company, or his family, must maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $7,175, $6,679 and $7,697 was paid during fiscal 2010, 2009 and 2008, respectively.  Interest of $299, $515 and $395 was capitalized for construction of certain facilities during fiscal 2010, 2009 and 2008, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws.  Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $150 for each occurrence.  The Company’s expenses including accruals for incurred but not reported claims were approximately $5,115, $6,507 and $4,081 in fiscal 2010, 2009 and 2008, respectively.

The Company has a 401(k) plan which covers substantially all employees.  Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations.  The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees.  The Company makes contributions to the ESOP of 3% of participants’ compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions may be made in cash or the Company’s common stock. Total ESOP shares were considered to be shares outstanding for earnings per share calculations, and dividends on shares held by the ESOP were paid to the ESOP trust.  Company contributions to the ESOP vest immediately.  The Company’s contributions to the plan were $1,439, $1,154, $1,214 and in fiscal 2010, 2009 and 2008, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Deferred compensation expense totaled approximately $184 in fiscal 2010, $71 in fiscal 2009 and $206 in fiscal 2008.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  On December 24, 2009, an award of $127 was issued under this plan.

11.  Stock Compensation Plans

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the “ISO Plan”) and reserved 500,000 shares for issuance upon exercise of options granted under the ISO Plan. Options issued pursuant to the ISO Plan may be granted to any of the Company’s employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, the Company issued 360,000 options with an exercise price of $5.93. The options have ten-year terms and vest over five years beginning from the date of grant. The ISO Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.

On July 28, 2005, the Company’s Board of Directors also approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the “Rights Plan”). The Rights Plan covers 1,000,000 shares of common stock of the Company. Stock appreciation rights (“SARs”) may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive cash equal to the difference between the fair market value of a single share of common stock at the time of exercise and the strike price which is equal to the fair market value of a single share of common stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, the Company issued 592,500 SARs under the Rights Plan with a strike price of $5.93 and, on August 26, 2005, the Company issued 22,500 SARs with a strike price of $6.71. On August 24, 2006, the Company issued 15,000 SARs with a strike price of $6.93. The Rights Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.

The Company recognized stock based compensation expense of $218 for equity awards and $1,968 for liability awards in fiscal 2010. In fiscal 2009, the Company recognized stock based compensation expense of $218 for equity awards and $277 for liability awards.  In fiscal 2008, the Company recognized stock based compensation expense of $218 for equity awards and $6,853 for liability awards.

A summary of our equity award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, May 31, 2008	259,200	5.65
Granted	—	—
Exercised	72,000	5.93
Forfeited	—	—
Outstanding, May 30, 2009	187,200	5.45
Granted	—	—
Exercised	52,000	5.93
Forfeited	12,000	5.93
Outstanding, May 29, 2010	123,200	$5.34	4.86	$3,332
Exercisable, May 29, 2010	57,200	$4.65	4.45	$1,586

Unrecognized share based compensation cost as of May 29, 2010 totaled $218 and will be recognized over a weighted average period of 1 year.  The intrinsic value of stock options exercised totaled $1,693, $1,328, and $3,254 in fiscal 2010, 2009, and 2008 respectively.

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 31, 2008	351,350	$5.95
Granted	-	-
Exercised	87,100	5.97
Forfeited	-	-
Outstanding, May 30, 2009	264,250	6.00
Granted	-	-
Exercised	106,900	5.96
Forfeited	-	-
Outstanding, May 29, 2010	157,350	$6.03	5.30	$4,146
Exercisable, May 29, 2010	53,850	$6.04	5.33	$1,418

Unrecognized share based compensation cost for liability awards based upon the fair value determined as of May 29, 2010 was $3,960 and will be recognized over a weighted average period of 1.5 years.  Total payments for liability awards exercised totaled $1,968, $277, and $6,853 for fiscal 2010, 2009 and 2008, respectively.

The fair value of liability awards was estimated as of May 29, 2010, May 30, 2009, and May 31, 2008 using a Black-Scholes option-pricing model using the following weighted-average assumptions:

	May 29,2010	May 30,2009	May 31, 2008
Risk-free interest rate	0.76%	1.42%	2.90%
Dividend Yield	1.00%	1.00%	1.00%
Volatility factor of the expected
market price of our stock	33.47%	56.55%	35.80%
Weighted-avg. expected life of the rights	1.5 yrs.	2.5 yrs.	3.5 yrs.

12.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 29	May 30	May 31
	2010	2009	2008
Current:
Federal	$30,765	$28,335	$63,406
State	5,130	2,140	12,465
	35,895	30,475	75,871
Deferred:
Federal	2,292	9,295	2,779
State	(226)	1,740	880
	2,066	11,035	3,659
	$37,961	$41,510	$79,530

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 29	May 30
	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$26,120	$25,060
Cash basis temporary differences	1,308	1,471
Inventories	23,452	23,425
Investment in affiliates	4,154	2,405
Other	1,562	1,160
Total deferred tax liabilities	56,596	53,521

Deferred tax assets:
Accrued expenses	4,065	4,316
Discount on acquisition purchase price	1,433	1,398
Other	2,762	1,537
Total deferred tax assets	8,260	7,251
Net deferred tax liabilities	$48,336	$46,270

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 29	May 30	May 31
	2010	2009	2008

Statutory federal income tax (benefit)	$37,024	$42,353	$80,287
State income taxes (benefit), net	3,187	2,522	8,675
Domestic manufacturers deduction	(2,017)	(1,819)	(4,115)
Non-taxable (deductible) Hillandale, LLC income (loss)	-	(1,152)	(5,022)
Tax exempt interest income	(265)	(557)	(872)
Other, net	32	163	577
	$37,961	$41,510	$79,530

We had no significant unrecognized tax benefits at May 29, 2010 or at May 30, 2009. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal 2005 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $135,575.  The fair value for long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $4,583 at May 29, 2010.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

14. Contingencies

The Company is the defendant in certain legal actions.  The Company intends to vigorously defend its position regarding this litigation. The ultimate outcome of this litigation cannot presently be determined. Consequently, no estimate of any possible loss related to this litigation can reasonably be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote in regards to all matters except the egg antitrust litigation.

Management determined that recent developments in the egg antitrust litigation have changed the likelihood of a material adverse outcome to reasonably possible. Two of the defendants in the case have reached a settlement agreement with the plaintiffs, subject to court approval.  Neither settlement agreement admits any liability on the part of the defendants. Since the inception of this litigation, the Company has denied the allegations of the plaintiffs and has been vigorously defending the case.  The Company’s decision to defend has not been altered by settlement by two of our co-defendants.  Based on information known to the Company at the present time, the Company has no plans to enter into settlement discussions with the plaintiffs and plans to continue to defend the case based on defenses which we believe are meritorious and provable.  At the present time it is not possible to estimate the amount of monetary exposure, if any, to the Company as a result of this case.

Accordingly, adjustments, if any, which might result from the resolution of these legal matters, have not been reflected in the financial statements. These legal actions are discussed below.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc.  We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005.  The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed.  This watershed provides water to eastern Oklahoma.  The Complaint seeks injunctive relief and monetary damages.  The parties participated in a series of mediation meetings without success.  Cal-Maine Foods, Inc. no longer operates in the watershed.  Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief.  Cal-Maine Foods, Inc. owns 100% of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed.  Benton County Foods, LLC is not a defendant in the litigation.

The district court has dismissed all damages claims against all defendants.  The basis for that ruling was the absence of a necessary party plaintiff, the Cherokee Nation.  The Cherokee Nation owns part of the land and water in the watershed.  After the dismissal of the damages claims, the Cherokee Nation attempted to intervene as a plaintiff.  This attempt was rejected by the district court.  The Cherokee Nation has appealed that denial to the 10th Circuit Court of Appeals.  The appeal was noticed in September 2009, and was heard on May 5, 2010 but no decision has been rendered.

The remaining claims relate to the State of Oklahoma’s request for injunctive relief, and the State of Oklahoma’s request for statutory penalties against the defendants for alleged polluting activities.   The trial of these remaining claims began on September 25, 2009.   The trial of this matter has been concluded and the judge has heard final arguments.  No decision has been rendered, but one is expected in the near future.

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

The Direct Purchaser Case.  The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint.  The direct purchaser plaintiffs did not respond to those motions.  Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant.  That settlement is still subject to court approval, but if it is approved, the settlement would not require the settling party to pay any money.  Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys.  After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009.  On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector.  On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint.  On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant.  This settlement is still subject to court approval.  If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations.  This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

The Indirect Purchaser Case.  The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.  On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint.  The indirect purchaser plaintiffs did not respond to those motions.  Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010.  On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer frauds statutes, and common-law claims for unjust enrichment.  On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint.

Allegations in Each Case.  In both consolidated complaints, the named plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In both consolidated complaints, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.  The indirect purchaser plaintiffs also say in conclusory fashion that all defendants manipulated pricing information in the egg industry, exchanged price information improperly, and refused to compete against each other.
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

The Company intends to continue to defend these cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  The Company does not intend to enter into settlement discussions with the Plaintiffs.

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

15.	Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Chief Executive Officer, and members of his immediate family, as defined. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of Capital Stock. No class of Capital Stock may be combined or subdivided unless the other classes of Capital Stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend payable to Common Stock is declared and paid concurrently in respect of outstanding shares of Common Stock in the same number of shares of Common Stock per outstanding share.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	May 29, 2010		May 30, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$135,575	$134,673	$130,868	$129,789

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 29, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$76,702	$—	$76,702
Investment securities trading (Current) [1]	—	—	22,900	22,900

Total assets measured at fair value	$—	$76,702	$22,900	$99,602

1 –
Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $21,177.   The fair value of the Rights is $1,723, determined as the difference between the par value and the fair value of the auction rate securities.    The aggregate fair value of the auction rate securities and the Rights is $22,900.

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

1 –
Investment securities trading (Non-Current) is the aggregate fair value of the auction rate securities and the Rights.   The fair value of the auction rate securities is $30,336.   The fair value of the Rights is $2,814, determined as the difference between the par value and the fair value of the auction rate securities.    The aggregate fair value of the auction rate securities and the Rights is $33,150

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended May 29, 2010.

	Investment securities Trading (Non-Current)	Investment securities Trading (Current)	Total
Beginning balance – May 30, 2009	$33,150	$—	$33,150
Total gains – (realized/unrealized)	—	—	—
Included in earnings (or changes in net assets), net	—	—	—
Included in other comprehensive income, net	—	—	—
Purchases, issuances, and settlements	—	(10,250)	(10,250)
Transfers in and/or out of Level 3	(33,150)	33,150	—
Ending balance – May 29, 2010	$—	$22,900	$22,900

Level 2
We classified our current investment securities – available-for-sale as level 2.   These securities consist of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax exempt municipal bonds, tax exempt municipal bonds, and zero coupon municipal bonds with maturities of three to fifteen months when purchased. We classified these securities as current, because amounts invested are available for current operations.   Due to the nature of these securities, they are reported at cost, which approximates fair value based upon quoted prices for similar assets in active markets.  Observable inputs for these securities are yields, credit risks, default rates, and volatility.

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

The Rights are valued at $1,723 on our condensed consolidated balance sheet at May 29, 2010.  They are included in the total amount for “Investment securities trading” in the current asset portion of our condensed consolidated balance sheet.  The Rights represent a firm agreement in accordance with ASC Topic 815 (Derivatives and Hedging) (“ASC 815”), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable.  It has the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a put option that is recognized as a freestanding asset separate from the auction rate securities.   We determined that the Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the Rights are non-transferrable, and we must tender the related auction rate securities to receive the cash settlement.  Therefore, we have elected to measure the Rights at fair value under ASC 825, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the auction rate securities.  As a result, unrealized gains and losses will be included in earnings in future periods.  We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related auction rate securities.

17.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$187,666	$229,233	$271,156	$222,088
Gross profit	18,217	46,827	74,924	54,676
Net income attributable to Cal-Maine Foods, Inc.	(3,832)	16,094	34,534	21,027
Net income per share:
Basic	$(0.16)	$0.68	$1.45	$0.88
Diluted	$(0.16)	$0.67	$1.45	$0.88

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$206,888	$238,314	$270,009	$213,601
Gross profit	40,647	58,016	68,157	37,907
Net income attributable to Cal-Maine Foods, Inc.	11,147	27,244	30,843	10,266
Net income per share:
Basic	$0.47	$1.15	$1.30	$0.43
Diluted	$0.47	$1.14	$1.29	$0.43

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 29, 2010, May 30, 2009, and May 31, 2008
(in thousands)

	Balance at			Balance at
	Beginning of	Charged to	Write-off	End of
Description	Period	Cost and Expense	of Accounts	Period

Year ended May 29, 2010
Allowance for doubtful accounts	$394	$921	$720	$595

Year ended May 30, 2009:
Allowance for doubtful accounts	$313	$563	$482	$394

Year ended May 31, 2008:
Allowance for doubtful accounts	$150	$394	$231	$313

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 29, 2010 at the reasonable assurance level.

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

           2.               Our management, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 29, 2010.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

           3.               Management has determined that our internal control over financial reporting as of May 29, 2010 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

           4.               The attestation report of FRAZER FROST, LLP on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

         (b)              Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated August 2, 2010 expressed an unqualified opinion.

/s/ FRAZER FROST, LLP
Certified Public Accountants

Little Rock, Arkansas
August 2, 2010

         (c)               Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness, as of May 29, 2010, of our internal control over financial reporting.  Management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 29, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

                   Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning directors and executive officers is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

           The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8 and are filed herewith:

The following consolidated financial statements of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.	31-32

Consolidated Balance Sheets – May 29, 2010 and May 30, 2009.	33

Consolidated Statements of Income – Fiscal Years Ended May 29, 2010, May 30, 2009and May 31, 2008.	34

Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended
May 29, 2010, May 30, 2009and May 31, 2008.	35

Consolidated Statements of Cash Flows for the Fiscal Years Ended May 29, 2010, May 30, 2009and May 31, 2008.	36

Notes to Consolidated Financial Statements.	37

(a)(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	66

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
2.1
Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, by and among Hillandale Farms of Florida, Inc., Hillandale Farms, Inc., Cal-Maine Foods, Inc. and Jack E. Hazen, Jack E. Hazen, Jr., Homer E. Honeycutt, Jr., Orland R. Bethel and Dorman W. Mizell (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated July 28, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004)
3.2	By-Laws of the Registrant, as amended (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated August 13, 2007)
4.1	See Exhibits 3.1 and 3.2 as to the rights of holders of the Registrant’s Common Stock.

Exhibit Number	Exhibit
10.1
Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between Cal-Maine Foods, Inc. and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Amended and Restated Revolving Credit Agreement among Cal-Maine Foods, Inc., and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of  May 29, 1990, and amendments thereto (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)

10.1(a)	Amendment to Term Loan Agreement dated as of June 3, 1997 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 31, 1997)
10.1(b)	Amendment to Term Loan Agreement dated as of April 14, 2004 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004)
10.1(c)	Amendment to Term Loan Agreement dated as of April 14, 2004 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 2004)
10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005)
10.1(e)	Amendment to Term Loan Agreement dated as of March 15, 2005 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 28, 2005)
10.1(f)	Amendment to Term Loan Agreement) dated as of October 13, 2006 (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended June 3, 2006)
10.1(g)
Second Amendment and Restated [through Ninth Amendment] Revolving Credit Agreement dated as of February 6, 2002, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated March 9, 2007)

10.1(h)
Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated March 9, 2007)

10.1(i)
Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex) (incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 1, 2007)

10.1(j)
Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and (as defined herein) First South, Rabobank and Harris (without exhibits, schedules, or annex) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for the year ended May 31, 2008)

10.2
Note Purchase Agreement, dated as of November 10, 1993, between John Hancock Mutual Life Insurance Company and Cal-Maine Foods, Inc., and amendments thereto (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)

10.3
Loan Agreement, dated as of May 1, 1991, between Metropolitan Life Insurance Corporation and Cal-Maine Foods, Inc., and amendments thereto (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)

10.4	Employee Stock Ownership Plan, as Amended and Restated effective January 1, 1994 (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.5	1993 Stock Option Plan, as Amended (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.6
Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)+

10.7	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.8	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to the same exhibit in Registrant’s Form S-1 Registration Statement No. 333-14809)
10.9
Note Purchase Agreement, dated December 18, 1997, among the Registrant, Cal-Maine Farms, Inc., Cal-Maine Egg Products, Inc., Cal-Maine Partnership, LTD, CMF of Kansas LLC and First South Production Credit Association and Metropolitan Life Insurance Company (without exhibits, except names of guarantors and forms of notes) (incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 29, 1997)

10.10
Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to the same exhibit in Registrant’s Form 10-K for fiscal year ended May 29, 1999)+

Exhibit Number	Exhibit
10.11
Secured Note Purchase Agreement, dated September 28, 1999 among the Registrant, Cal-Maine Partnership, LTD, and John Hancock Mutual Life Insurance Company, and John Hancock Variable Life Insurance Company (without exhibits, annexes and disclosure schedules) (incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended November 27, 1999)

10.11(a)
Amended and Restated Second Note Purchase Agreement, dated as of September 30, 2003, conformed copy reflecting First, Second, and Third Amendments, among Cal-Maine Foods, Inc., Cal-Maine Partnership, Ltd., and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated March 9, 2007)

10.11(b)
Fourth Amendment and Waiver Agreement dated as of March 1, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated March 9, 2007)

10.11(c)
Fifth Amendment and Waiver Agreement dated as of May 30, 2007, among Cal-Maine Foods, Inc. and Cal-Maine Partnership, LTD, and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for the year ended May 31, 2008)

10.11(d)
Sixth Amendment Agreement, dated as of January 30, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended March 1, 2008)

10.11(e)
Seventh Amendment Agreement, dated as of May 15, 2008, among Cal-Maine Foods, Inc. and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company (without exhibits, schedules or annex) (incorporated by reference to the same exhibit in Registrant’s Form 10-K for the year ended May 31, 2008)

10.12	1999 Stock Option Plan (incorporated by reference to Registrant’s Form S-8 Registration Statement No. 333-39940, dated June 23, 2000)+
10.13	2005 Stock Option Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005)+
10.14	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement for Annual Meeting held October 13, 2005)+
10.15	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated December 28, 2006)+
10.16
Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and Cal-Maine Foods Inc. (without exhibits) (incorporated by reference to the same exhibit in Registrant’s Form 10-Q for the quarter ended December 2, 2006)

10.17
Loan Agreement, dated as of November 12, 2009, between Cal-Maine Foods, Inc. and Metropolitan Life Insurance Company (incorporated by reference to the same exhibit in Registrant’s Form 8-K, dated November 12, 2009)

21	Subsidiaries of the Registrant
23.1	Consent of FRAZER FROST, LLP
23.2	Consent of FROST, PLLC
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of the Chief Executive Officer and the Chief Financial Officer

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

       (c)              Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 66. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 2nd    day of August, 2010.

CAL-MAINE FOODS, INC.

/s/ Fred R. Adams, Jr.
Fred R. Adams, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board and	August 2, 2010
Fred R. Adams, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Richard K. Looper	Vice Chairman of the Board	August 2, 2010
Richard K. Looper	and Director

/s/ Adolphus B. Baker	President and Director	August 2, 2010
Adolphus B. Baker

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 2, 2010
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 2, 2010
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	August 2, 2010
Letitia C. Hughes

/s/ James E. Poole	Director	August 2, 2010
James E. Poole

/s/ Steve W. Sanders	Director	August 2, 2010
Steve W. Sanders

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 29, 2010
EXHIBIT INDEX

Exhibit
Number	Exhibit
21	Subsidiaries of Cal-Maine Foods, Inc
23.1	Consent of FRAZER FROST, LLP
23.2	Consent of FROST, PLLC
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32	Certifications of The Chief Executive Officer and Chief Financial Officer