Form 10-Q
period 2010-08-28
CAL MAINE FOODS INC
filed 2010-09-30
CIK 16160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 28, 2010

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
Yes ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 27, 2010.

Common Stock, $0.01 par value	21,453,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 28, 2010	May 29, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,452	$99,453
Investment securities available-for-sale	87,542	76,702
Investment securities trading	-	22,900
Trade and other receivables	54,136	43,587
Inventories	92,287	93,968
Prepaid expenses and other current assets	2,659	1,550
Total current assets	319,076	338,160

Property, plant and equipment, net	233,206	234,111
Goodwill	22,117	22,117
Other investments	16,673	17,708
Other intangible assets	11,935	12,523
Other long-lived assets	6,707	6,665
TOTAL ASSETS	$609,714	$631,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,089	$61,011
Accrued dividends payable	1,588	7,009
Current maturities of long-term debt	14,724	29,974
Deferred income taxes	19,954	19,980
Total current liabilities	95,355	117,974

Long-term debt, less current maturities	101,507	104,699
Other non-current liabilities	3,799	3,299
Deferred income taxes	28,613	28,356
Total liabilities	229,274	254,328

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,453 shares outstanding at
August 28, 2010 and 21,441 shares outstanding at May 29, 2010	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at August 28, 2010 and May 29, 2010	24	24
Paid-in capital	33,040	32,699
Retained earnings	368,995	365,821
Accumulated other comprehensive income, net of tax	159	-
Common stock in treasury at cost – 13,677 shares at August 28, 2010
and 13,689 shares at May 29, 2010	(20,947)	(20,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	381,622	377,929
Noncontrolling interests in consolidated entities	(1,182)	(973)
Total stockholders’ equity	380,440	376,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,714	$631,284

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 28, 2010	August 29, 2009
Net sales	$190,403	$187,666
Cost of sales	157,667	169,449
Gross profit	32,736	18,217
Selling, general and administrative	24,695	23,518
Operating income (loss)	8,041	(5,301)
Other income (expense):
Interest expense, net	(1,592)	(1,716)
Other	636	158
	(956)	(1,558)

Income (loss) before income taxes	7,085	(6,859)
Income tax expense (benefit)	2,531	(2,026)
Consolidated net income (loss)	4,554	(4,833)
Less: Net loss attributable to noncontrolling interest	(209)	(1,001)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,763	$(3,832)

Net income (loss) per common share attributable to Cal-Maine Foods Inc.:
Basic	$0.20	$(0.16)
Diluted	$0.20	$(0.16)
Dividends per common share	$0.067	$-
Weighted average shares outstanding:
Basic	23,842	23,791
Diluted	23,935	23,791

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 28, 2010	August 29, 2009
Operating activities:
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,763	$(3,832)
Net loss attributable to noncontrolling interest	(209)	(1,001)
Depreciation and amortization	7,857	7,412
Other adjustments, net	(10,719)	(7,984)
Net cash provided by (used in) operations	1,692	(5,405)

Investing activities:
Purchase of investments	(39,191)	-
Sales of investments	51,251	9,118
Acquisition of businesses, net of cash acquired	-	(508)
Purchases of property, plant and equipment	(6,473)	(4,625)
Payments received on notes receivable and from affiliates	1,606	195
Increase in notes receivable and investments in affiliates	(516)	(705)
Net proceeds from disposal of property, plant and equipment	9	809
Net cash provided by investing activities	6,686	4,284

Financing activities:
Proceeds from issuance of common stock from treasury	71	262
Payment of purchase obligation	-	(8,150)
Principal payments on long-term debt	(18,441)	(2,907)
Payments of dividends	(7,009)	(3,425)
Net cash used in financing activities	(25,379)	(14,220)
Net change in cash and cash equivalents	(17,001)	(15,341)

Cash and cash equivalents at beginning of period	99,453	66,883
Cash and cash equivalents at end of period	$82,452	$51,542

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
August 28, 2010
(unaudited)
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen weeks ended August 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 28, 2011.

The condensed consolidated balance sheet at May 29, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 29, 2010.  References to “we,”  “us,”  “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.	Stock Based Compensation

Total stock based compensation (benefit) expense for the thirteen weeks ended August 28, 2010 and August 29, 2009 was $(158) and $1,301, respectively.  Our liabilities associated with Stock Appreciation Rights as of August 28, 2010 and August 29, 2009 were $3,319 and $5,061, respectively.

During the thirteen weeks ended August 28, 2010, options were exercised for 12 shares of common stock. Proceeds from the exercise of these options amounted to $71.  The Company made no stock-based grants during the thirteen weeks ended August 28, 2010.  Refer to Note 11 of our May 29, 2010 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	August 28, 2010	May 29, 2010
Flocks	$60,976	$60,387
Eggs	6,556	7,481
Feed and supplies	24,755	26,100
	$92,287	$93,968

4.	Legal Proceedings

Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

5.	Net Income (Loss) per Common Share

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

	13 weeks ended
	August 28, 2010	August 29, 2009
Net income (loss) attributable to
Cal-Maine Foods, Inc.	$4,763	$(3,832)

Basic weighted-average common shares	23,842	23,791

Effect of dilutive securities:
Common stock options	93	-
Dilutive potential common shares	23,935	23,791

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.20	$(0.16)

Diluted	$0.20	$(0.16)

6.	Accrued Dividends Payable and Dividends per Common Share

The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company shall not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

We make an accrual of dividends payable at the end of each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income.  No accrual of dividends payable is made following a quarter for which the Company does not report net income.  No accrual of dividends payable shall be made until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.   The amount of the accrual appears on the condensed consolidated balance sheet as “Accrued dividends payable.”

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended
	August 28, 2010	August 29, 2009
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,763	$(3,832)
1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc.	1,588	(1,277)

Accrued dividends payable	$1,588	$—

Common stock outstanding (shares)	21,453	21,407
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	23,853	23,807

Dividends per common share*	$0.067	$-

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)

7.	Comprehensive Income

A summary of the components of comprehensive income is as follows:

	13 Weeks Ended
	August 28, 2010	August 29, 2009
Net income (loss) attributable to Cal-Maine Foods, Inc. and noncontrolling interest	$4,554	$(4,833)

Other comprehensive income —
Unrealized gains on investment securities available-for-sale net of tax	159	-
Total comprehensive income	$4,713	$(4,833)

8.	Investment Securities

Our investment securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 (Investments-Debt and Equity Securities) (“ASC 320”). Our investment securities are stated at fair value.  They consist of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax-exempt municipal bonds, tax-exempt municipal bonds, and zero coupon municipal bonds, which are all classified as available-for-sale. Under ASC 320, the Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the year ended May 29, 2010 there were no significant unrealized gains or losses.  For the thirteen-week period ended August 28, 2010, we recognized an unrealized gain of $159 (net of tax $101) in the line item “Accumulated other comprehensive income, net of tax” on our Condensed Consolidated Balance Sheet as of August 28, 2010. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

We previously held auction rate securities (“ARS”) which were purchased from UBS Financial Services Inc. (“UBS”).  On June 30, 2010, we exercised a put option that allowed us to sell our ARS back to UBS at par.  The par value of these securities was $22,900.  These ARS served as collateral for a $14,799 line of credit with UBS.   Proceeds received from the sale of the ARS to UBS were used to settle this debt.

At August 28, 2010 and May 29, 2010, we had $87,542 and $76,702, respectively,  of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax-exempt municipal bonds, tax-exempt municipal bonds, and zero coupon municipal bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	August 28, 2010		May 29, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$119,735	$116,231	$135,575	$134,673

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of August 28, 2010:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$87,542	$—	$87,542

Total assets measured at fair value	$—	$87,542	$—	$87,542

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 29, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$76,702	$—	$76,702
Investment securities trading (Current) [1]	—	—	22,900	22,900

Total assets measured at fair value	$—	$76,702	$22,900	$99,602

1 –
Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the UBS put option.   The fair value of the ARS is $21,177.   The fair value of the UBS put option is $1,723, determined as the difference between the par value and the fair value of the ARS.    The combined fair value of the ARS and the UBS put option is $22,900.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended August 28, 2010.

Investment securities Trading (Current)
Beginning balance – May 29, 2010	$22,900
Total gains – (realized/unrealized)	—
Included in earnings (or changes in net assets), net	—
Included in other comprehensive income, net	—
Purchases, issuances, and settlements	(22,900)
Transfers in and/or out of Level 3	—
Ending balance – August 28, 2010	$—

Level 2: We classified our current investment securities – available-for-sale as level 2.   These securities consist of commercial paper, certificates of deposit, government agency bonds, taxable municipal bonds, variable rate tax exempt municipal bonds, tax exempt municipal bonds, and zero coupon municipal bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Level 3: We no longer have financial or nonfinancial instruments that use level 3 inputs for the purpose of determining the fair value of those instruments.  Previously, financial instruments that used level 3 inputs for the purpose of determining fair value consisted of ARS and the UBS put option.  The value of the UBS put option was calculated as the difference between the fair value and the par value of the ARS.  On June 30, 2010, we exercised the UBS put option and sold all of the ARS to UBS at par value.

10.	Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

11.	Financial Statement Impact of the Farwell, TX Fire

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the fire at the Farwell, TX complex on July 9, 2009. Business interruption insurance covers lost profits and other costs incurred during the loss period.

Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains related to property damage will be recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.

The Company has not settled its final claim with its insurance carriers related to the Farwell, TX fire.  As of August 28, 2010 the Company has received $11,857 from insurance carriers as partial settlement of the Farwell claim.   The Company believes the business interruption claim will not be finalized until the third quarter of fiscal 2011. We and the insurance carriers have agreed on a provisional amount that represents a portion of the total business interruption claim.  The Company believes that there are no contingencies related to the provisional amount of $4,000, which has been recorded as a reduction to “Cost of sales” and represents business interruption losses through April, 2010.  During the first quarter of fiscal 2011, there were no gains recognized related to the property damage claim. The Company believes the property damage claim will not be finalized until the third quarter of fiscal 2011.

12.	Financial Statement Impact of the Shady Dale, GA Fire

In the first quarter of fiscal 2011, the Shady Dale, GA complex was damaged by a fire. The fire completely destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation.   The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the effects of lost production and additional expenses related to the fire that will be incurred will be substantially covered by the Company’s insurance policies.  Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

13.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $11,875 at August 28, 2010.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

14.	Egg Recall

In August, 2010 there was a nationwide recall for eggs produced by two egg producers in Iowa.  None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities.  The recall had minimal effect on Cal-Maine’s results for the quarter.  While egg prices initially moved higher in late August, prices have since dropped back below levels prior to the recall.  Consumer demand was also negatively impacted by the recall; however, it is still too soon to predict the long-term effect, if any, of the recall on demand trends.

15.	Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the thirteen-week period ended August 28, 2010:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 29, 2010	$351	$24	$(20,966)	$32,699	$—	$365,821	$(973)	$376,956
Dividends*						(1,589)		(1,589)
Issuance of common stock from treasury			19	52				71
Vesting of stock based compensation				55				55
Tax benefit on non-qualifying disposition of incentive stock options				234				234
Unrealized gain on available-for-sale securities (net of tax $101)					159			159
Net income (loss)						4,763	(209)	4,554
Total comprehensive income								4,713

Balance at August 28, 2010	$351	$24	$(20,947)	$33,040	$159	$368,995	$(1,182)	$380,440

* - Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2010, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the market prices of shell eggs, (iv) changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

For the quarter ended August 28, 2010, we produced approximately 80% of the total number of shell eggs sold by us, with approximately 8% of such total shell egg production being provided by contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 20% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently averages about 60% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The corn and soybean crops were large for the 2010 crop year. Feed ingredient prices have continued to increase sharply since July 2010.    Market prices for corn remain higher in part because of increases in export demand and increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

In August, 2010 there was a nationwide recall for eggs produced by two egg producers in Iowa.  None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities.  The recall had minimal effect on Cal-Maine’s results for the quarter.  While egg prices initially moved higher in late August, prices have since dropped back below levels prior to the recall.  Consumer demand was also negatively impacted by the recall; however, it is still too soon to predict the long-term effect, if any, of the recall on demand trends.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	August 28, 2010	August 29, 2009
Net sales	100.0%	100.0%
Cost of sales	82.8	90.3
Gross profit	17.2	9.7
Selling, general and administrative	13.0	12.5
Operating income (loss)	4.2	(2.8)
Other income (expense):
Interest expense, net	(0.8)	(0.9)
Other	0.3	0.1
	(0.5)	(0.8)

Income (loss) before income taxes	3.7	(3.6)
Income tax expense (benefit)	1.3	(1.1)
Consolidated net income (loss)	2.4	(2.5)
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.5)
Net income (loss) attributable to Cal-Maine Foods, Inc.	2.5%	(2.0	) %

NET SALES

Approximately 95% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 2% balance consisting of sales of incidental feed and feed ingredients. Net sales for the first quarter of fiscal 2011 were $190.4 million, an increase of $2.7 million, or 1.4%, as compared to net sales of $187.7 million for the first quarter of fiscal 2010.  Total dozen eggs sold and egg selling prices increased in the current fiscal 2011 quarter as compared to the same fiscal 2010 quarter.  Dozens sold for the 2011 current quarter were 194.0 million dozen, an increase of 1.0 million dozen, or 0.5%, as compared to 193.0 million dozen sold for the first quarter of fiscal 2010. Our net average selling price per dozen for the fiscal 2011 first quarter was $.930, compared to $.922 for the first quarter of fiscal 2010, an increase of 0.9%.  Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended
(Amounts in thousands)	August 28, 2010	August 29, 2009
Total net sales	$190,403	$187,666

Non-specialty shell egg sales	$134,116	$137,852
Specialty shell egg sales	46,222	40,196
Other	864	821
Net shell egg sales	$181,202	$178,869

Net shell egg sales as a percent of total net sales	95%	95%

Non-specialty shell egg dozens sold	165,156	167,608
Specialty shell egg dozens sold	28,831	25,439
Total dozens sold	193,987	193,047

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended August 28, 2010, non-specialty shell eggs represented approximately 74.0% of our shell egg dollar sales, as compared to 77.1% for the thirteen-week period ended August 29, 2009.   For the thirteen-week period ended August 28, 2010, non-specialty shell eggs accounted for approximately 85.1% of the total shell egg dozen volume, as compared to 86.8% for the thirteen-week period ended August 29, 2009.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended August 28, 2010, specialty shell eggs represented approximately 25.5% of our shell egg dollar sales, as compared to 22.5% for the thirteen-week period ended August 29, 2009. For the thirteen-week period ended August 28, 2010, specialty shell eggs accounted for approximately 14.9% of the total shell egg dozen volume, as compared to 13.2% for the thirteen-week period ended August 29, 2009.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.  For the thirteen-week periods ended August 28, 2010 and August 29, 2009, shell egg sales classified as “Other” represented approximately ..5% of shell egg dollar sales.

Our egg product sales represent approximately 3% of our net sales. For the thirteen weeks ended August 28, 2010, egg product sales were $6.6 million, an increase of $600,000, or 10%, as compared to $6.0 million for the same thirteen week period last year.   Egg products are primarily sold into the institutional and food service sectors.  Although there was a slight improvement in our egg product sales, there continues to be weakness in the institutional and food service sectors.

COST OF SALES

The following table presents an analysis of our cost of sales.

	13 weeks ended
(Amounts in thousands)	August 28, 2010		August 29, 2009
Cost of sales	$157,667	(1)	$169,449

Dozens produced	155,344		156,143
Dozens purchased outside*	38,643		36,904
Dozens sold	193,987		193,047

Feed cost (price per dozen produced)	$0.33		$0.36
Farm production cost (price per dozen produced)	$0.56		$0.60
Outside egg purchases (average price paid per dozen)	$0.97		$1.03

* - Net of processing loss and inventory adjustments

(1) -	We reduced cost of sales by $4.0 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire (See note 11 in the notes to financial statements)

Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Cost of sales for the first quarter of fiscal 2011 was $157.7 million, a decrease of $11.7 million, or 6.9%, as compared to cost of sales of $169.4 million for the first quarter of fiscal 2010. The decrease is due to the recognition of business interruption proceeds received from our insurance carriers, decreases in feed costs and decreases in the cost of egg purchases from outside egg producers.   Egg purchases from outside egg producers were lower due to lower average Urner Barry quoted prices for eggs during the quarter and a change in the mix of outside eggs purchased.   Feed cost per dozen for the fiscal 2011 first quarter was $.334, compared to $.357 per dozen for the comparable fiscal 2010 first quarter, a decrease of 6.4%. The decreases in feed costs and decreases in costs for outside egg purchases in addition to the reduction of cost of sales for the business interruption proceeds received from our insurance carriers resulted in an increase in gross profit from 9.7% of net sales for the quarter ended August 29, 2009 to 17.2% of net sales for the current quarter ended August 28, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general and administrative expenses.

	13 weeks ended
(Amounts in thousands)	August 28, 2010	August 29, 2009	Change
Stock compensation expense	$(158)	$1,301	$(1,459)
Specialty egg expense	6,123	4,266	1,857
Payroll and overhead	6,484	5,256	1,228
Other expenses	4,818	5,746	(928)
Delivery expense	7,428	6,949	479
Total	$24,695	$23,518	$1,177

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2010 was $24.7 million, an increase of $1.2 million, or 5.1%, as compared to the expense of $23.5 million for the first quarter of fiscal 2010. Stock based compensation plans expense decreased.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock.  From the fiscal year ended May 29, 2010 to August 28, 2010, the stock price declined from $32.37 at May 29, 2010 to $31.50 at August 28, 2010, which is a 2.7% decrease.   From the fiscal year ended May 30, 2009 to August 29, 2009, the stock price increased from $24.37 at May 30, 2009 to $28.95 at August 29, 2009, which is an 18.8% increase.   The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead increased as compared to the same period the prior year due to higher performance based bonuses in the current period.  Other expenses, which include expenses for supplies, repairs, professional fees, and other expenses, decreased from the same period of the prior year.  Delivery expense increased slightly due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense increased from 12.5% for the fiscal 2010 first quarter to 13.0% for the fiscal 2011 first quarter.

OPERATING INCOME (LOSS)

As a result of the above, operating income was $8.0 million for the first quarter of fiscal 2011, as compared to an operating loss of $5.3 million for the fiscal 2010 first quarter.  As a percent of net sales, the first fiscal 2011 quarter had operating income of 4.2% of net sales, compared to an operating loss of 2.8% of net sales for the first quarter of fiscal 2010.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments.  Other expense for the first quarter ended August 28, 2010 was $956,000, a decrease of $602,000, as compared to $1.6 million for the quarter ended August 29, 2009. For the first quarter of fiscal 2010, net interest expense decreased $124,000. For the first quarter of fiscal 2011, other income increased $478,000, as compared to the first quarter of fiscal 2010.   This increase is attributable to increased equity in income of affiliates.  In connection with our ongoing construction activities, for the thirteen weeks ended August 28, 2010, we capitalized $84,000 of interest expense, and we capitalized $57,000 of interest expense for the same period ended August 29, 2009. As a percent of net sales, other expense decreased from .8% for the fiscal 2010 first quarter to .5% for the fiscal 2011 first quarter.

INCOME TAXES

As a result of the above, we had pre-tax income of $7.1 million for the quarter ended August 28, 2010, as compared to a pre-tax loss of $6.9 million for the quarter ended August 29, 2009. For the fiscal 2011 first quarter, an income tax expense of $2.5 million was recorded with an effective tax rate of 35.7%, as compared to income tax benefit of $2.0 million recorded with an effective tax rate of 29.5% for the fiscal 2010 first quarter.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for the first quarter of fiscal 2011 was $209,000 as compared to $1.0 million for the first quarter of fiscal 2010.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC

As a result of the above, net income attributable to the Company for the first quarter ended August 28, 2010 was $4.8 million, or $.20 per basic and diluted share, as compared to net loss of $3.8 million, or $.16 per basic and diluted share for the quarter ended August 29, 2009. As a percent of net sales, net income attributable to the Company was 2.5% for the quarter ended August 28, 2010, compared to net loss attributable to the Company of 2.0% for the quarter ended August 29, 2009.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 28, 2010 was $223.7 million compared to $220.2 million at May 29, 2010. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 3.35 at August 28, 2010 as compared with 2.87 at May 29, 2010. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  Seasonal borrowing needs frequently are higher during these quarters than during other fiscal quarters. We have $5.1 million in standby letters of credit outstanding, which are collateralized with cash. Our long-term debt at August 28, 2010, including current maturities, amounted to $116.2 million, as compared to $134.7 million at May 29, 2010.

For the thirteen weeks ended August 28, 2010, $1.7 million in net cash was provided by operating activities.  This compares to net cash used in operations of $5.4 million for the thirteen weeks ended August 29, 2009. In the first 2011 fiscal quarter, approximately $51.3 million was provided from the sale of short-term investments, $39.2 million was used for the purchase of short-term investments and net $1.1 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $9,000 was provided from disposal of property, plant and equipment and $6.5 million was used for purchases of property, plant and equipment.  Approximately $7.0 million was used for payment of dividends on common stock and $18.4 million was used for principal payments on long-term debt.  Approximately $71,000 was received from the issuance of common stock from treasury after the exercise of 12,000 stock options having a strike price of $5.93 per share.  The net result of these activities was a decrease in cash of approximately $17.0 million since May 29, 2010.

Property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 28, 2010, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of August 28, 2010, capital expenditures related to construction of this complex were approximately $39.5 million (including replacement capital expenditures related to the fire mentioned below).

On July 9, 2009, the Farwell, Texas egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $11.8 million in proceeds from its insurance carriers through August 28, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress and other assets, as the result of the fire totaled $9.1 million through August 28, 2010. Insurance proceeds have been recognized in the consolidated income statement for fiscal 2010 to offset the assets written off and expenses incurred.

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

In the first quarter of fiscal 2011, the Shady Dale, GA complex was damaged by a fire. The fire completely destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation.   The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the effects of lost production and additional expenses related to the fire that will be incurred will be substantially covered by the Company’s insurance policies.  Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

Delta Egg Farm, LLC, an unconsolidated affiliate, has constructed an organic egg production and distribution facility near our Chase, Kansas location. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $5.9 million of long-term debt of Delta Egg Farm, LLC.

We previously held auction rate securities (“ARS”) which were purchased from UBS Financial Services Inc. (“UBS”).  On June 30, 2010 we exercised a put option that allowed us to sell our ARS back to UBS at par.  The par value of these securities was $22,900.  These ARS served as collateral for a $14,799 line of credit with UBS.   Proceeds received from the sale of the ARS to UBS were used to settle this debt.

We currently have a $1.3 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control. We are currently making annual payments of approximately $150,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.3 million deferred tax liability would not affect our consolidated statement of income or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 29, 2010 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended August 28, 2010 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 29, 2010, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 29, 2010.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2010.

ITEM 4.  CONTROLS  AND  PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have significantly affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 29, 2010.

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

The district court has dismissed all damages claims against all defendants.  The basis for that ruling was the absence of a necessary party plaintiff, the Cherokee Nation.  The Cherokee Nation owns part of the land and water in the watershed.  After the dismissal of the damages claims, the Cherokee Nation attempted to intervene as a plaintiff.  This attempt was rejected by the district court.  The Cherokee Nation appealed that denial to the 10th Circuit Court of Appeals, which affirmed the district court’s ruling.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 29, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the first quarter of fiscal 2011.

For information as to working capital utilization see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

a.	Exhibits

	No.	Description
	3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form S-1 Registration Statement No. 333-14809)
	3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form 10-K for fiscal year ended May 29, 2004)
	3.3	By-Laws, as amended (incorporated by reference to the same exhibit in the Company’s Form 8-K, dated August 13, 2007)
	31.1	Certification of The Chief Executive Officer
	31.2	Certification of The Chief Financial Officer
	32.0	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
	99.1	Press release dated September 27, 2010 announcing interim period financial information

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: September 30, 2010	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer
(Principal Financial Officer)

Date: September 30, 2010	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)