Form 10-Q
period 2010-11-27
CAL MAINE FOODS INC
filed 2010-12-30
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 27, 2010
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
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 27, 2010.

Common Stock, $0.01 par value	21,453,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 27, 2010	May 29, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,388	$99,453
Investment securities available-for-sale	101,454	76,702
Investment securities trading	-	22,900
Trade and other receivables	84,438	43,587
Inventories	97,172	93,968
Prepaid expenses and other current assets	1,878	1,550
Total current assets	351,330	338,160

Property, plant and equipment, net	227,756	234,111
Goodwill	22,117	22,117
Other investments	17,518	17,708
Other intangible assets	11,961	12,523
Other long-lived assets	5,994	6,665
TOTAL ASSETS	$636,676	$631,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,736	$61,011
Accrued dividends payable	5,062	7,009
Current maturities of long-term debt	14,231	29,974
Deferred income taxes	20,281	19,980
Total current liabilities	116,310	117,974

Long-term debt, less current maturities	98,343	104,699
Other non-current liabilities	3,752	3,299
Deferred income taxes	28,607	28,356
Total liabilities	247,012	254,328

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,453 shares outstanding at
November 27, 2010 and 21,441 shares outstanding at May 29, 2010	351	351
Class A common stock $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at November 27, 2010 and May 29, 2010	24	24
Paid-in capital	33,148	32,699
Retained earnings	379,109	365,821
Accumulated other comprehensive income, net of tax	160	-
Common stock in treasury at cost – 13,677 shares at November 27, 2010
and 13,689 shares at May 29, 2010	(20,947)	(20,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	391,845	377,929
Noncontrolling interests in consolidated entities	(2,181)	(973)
Total stockholders’ equity	389,664	376,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,676	$631,284

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net sales	$234,523	$229,233	$424,926	$416,899
Cost of sales	189,308	182,406	346,975	351,855
Gross profit	45,215	46,827	77,951	65,044
Selling, general, and
Administrative	22,432	21,392	47,127	44,910
Operating income	22,783	25,435	30,824	20,134
Other income (expense):
Interest expense, net	(1,547)	(1,675)	(3,139)	(3,391)
Other	1,162	876	1,798	1,033
	(385)	(799)	(1,341)	(2,358)
Income before income tax	22,398	24,636	29,483	17,776
Income tax expense	8,212	9,045	10,743	7,019
Net income	14,186	15,591	18,740	10,757
Less: Net loss attributable to noncontrolling interest	(1,000)	(503)	(1,209)	(1,505)
Net income attributable to Cal-Maine Foods, Inc.	$15,186	$16,094	$19,949	$12,262
Net income per common share:
Basic	$0.64	$0.68	$0.84	$0.52
Diluted	$0.63	$0.67	$0.83	$0.51
Dividends per common share	$0.212	$0.172	$0.279	$0.172
Weighted average shares outstanding:
Basic	23,853	23,807	23,848	23,799
Diluted	23,944	23,881	23,940	23,873

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 27, 2010	November 28, 2009
Operating Activities
Net income including noncontrolling interests	$18,740	$10,757
Depreciation and amortization	15,510	15,019
Other adjustments/net	(26,688)	10,889
Net cash provided by operating activities	7,562	36,665

Investing Activities
Purchases of investments	(75,241)	(8,167)
Sales of investments	73,651	15,265
Acquisition of businesses, net of cash acquired	—	(508)
Purchases of property, plant and equipment	(9,596)	(10,763)
Payments received on notes receivable and from investments in affiliates	1,653	651
Increase in notes receivable and investments in affiliates	(516)	(705)
Net proceeds from disposal of property, plant and equipment	57	1,179
Net cash used in investing activities	(9,992)	(3,048)

Financing Activities
Proceeds from issuance of common stock from treasury	71	317
Payment of purchase obligation	—	(8,150)
Proceeds from long-term borrowings	—	30,000
Principal payments on long-term debt	(22,099)	(8,031)
Payments of dividends	(8,607)	(3,425)
Net cash provided by (used in) financing activities	(30,635)	10,711
Net change in cash and cash equivalents	(33,065)	44,328

Cash and cash equivalents at beginning of period	99,453	66,883
Cash and cash equivalents at end of period	$66,388	$111,211

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
November 27, 2010
(unaudited)
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen and twenty-six weeks ended November 27, 2010 are not necessarily indicative of the results that may be expected for the year ending May 28, 2011.

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

Total stock based compensation expense (benefit) for the twenty-six weeks ended November 27, 2010 and November 28, 2009 was ($114) and $1,086, respectively.  Our liabilities associated with Stock Appreciation Rights as of November 27, 2010 and November 28, 2009 were $2,795 and $4,376, respectively.

During the twenty-six weeks ended November 27, 2010, options were exercised for 12 shares of common stock. Proceeds from the exercise of these options amounted to $71.  The Company made no stock-based grants during the twenty-six weeks ended November 27, 2010.  Refer to Note 11 of our May 29, 2010 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	November 27, 2010	May 29, 2010
Flocks	$61,286	$60,387
Eggs	7,403	7,481
Feed and supplies	28,483	26,100
	$97,172	$93,968

4.	Contingencies

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

Management determined that recent developments in the egg antitrust litigation have changed the likelihood of a material adverse outcome to reasonably possible. Two of the defendants in the case have reached a settlement agreement with the plaintiffs, subject to court approval.  Neither settlement agreement admits any liability on the part of the defendants. Since the inception of this litigation, the Company has denied the allegations of the plaintiffs and has been vigorously defending the case.  The Company’s decision to defend has not been altered by settlement by two of our co-defendants.  The Company will continue to defend the case based on defenses which we believe are meritorious and provable.  At the present time it is not possible to estimate the amount of monetary exposure, if any, to the Company as a result of this case.

Accordingly, adjustments, if any, which might result from the resolution of these legal matters, have not been reflected in the financial statements. These legal actions are discussed in detail at Part II, Item 1, of this report.

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

	13 weeks ended		26 weeks ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 29, 2008
Net income attributable to Cal-Maine Foods, Inc.	$15,186	$16,094	$19,949	$12,262

Basic weighted-average common shares outstanding	23,853	23,807	23,848	23,799

Effect of dilutive securities:
Common stock options	91	74	92	74
Dilutive common shares outstanding	23,944	23,881	23,940	23,873

Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$0.64	$0.68	$0.84	$0.52

Diluted	$0.63	$0.67	$0.83	$0.51

6.	Accrued Dividends Payable and Dividends per Common Share

The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, dividends are paid to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.

We make an accrual of dividends payable at the end of each quarter in accord with the above.  The amount of the accrual appears on the condensed consolidated balance sheet as “Accrued dividends payable.”

7.	Comprehensive Income

A summary of the components of comprehensive income is as follows:

	13 Weeks Ended		26 Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net income (loss) attributable to Cal-Maine Foods, Inc. and noncontrolling interest	$14,186	$15,591	$18,740	$10,757

Other comprehensive income —
Unrealized gains on investment securities available-for-sale, net of tax	1	-	160	-
Total comprehensive income	$14,187	$15,591	$18,900	$10,757

8.	Investment securities (available-for-sale and trading)

Our investment securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 (Investments-Debt and Equity Securities) (“ASC 320”). Our investment securities are stated at fair value.  They consist of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds,  tax-exempt municipal bonds,  zero coupon municipal bonds and corporate bonds, which are all classified as available-for-sale. Under ASC 320, the Company considers all of its debt and equity securities, for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the year ended May 29, 2010 there were no significant unrealized gains or losses.  For the twenty six-week period ended November 27, 2010, we recognized an unrealized gain of $262 ($160 net of tax) in the line item “Accumulated other comprehensive income, net of tax” on our Condensed Consolidated Balance Sheet as of November 27, 2010. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

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

At November 27, 2010 and May 29, 2010, we had $101,454 and $76,702, respectively,  of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds,  tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	November 27, 2010		May 29, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$116,079	$112,574	$135,575	$134,673

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of November  27, 2010:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$101,454	$—	$101,454

Total assets measured at fair value	$—	$101,454	$—	$101,454

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 29, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$76,702	$—	$76,702
Investment securities trading (Current)*	—	—	22,900	22,900

Total assets measured at fair value	$—	$76,702	$22,900	$99,602

*
Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the UBS put option.  The fair value of the ARS is $21,177.  The fair value of the UBS put option is $1,723, determined as the difference between the par value and the fair value of the ARS.  The combined fair value of the ARS and the UBS put option is $22,900.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended November 27, 2010.

Investment securities Trading (Current)
Beginning balance – May 29, 2010	$22,900
Total gains – (realized/unrealized)	—
Included in earnings (or changes in net assets), net	—
Included in other comprehensive income, net	—
Purchases, issuances, and settlements	(22,900)
Transfers in and/or out of Level 3	—
Ending balance – November 27, 2010	$—

Level 2: We classified our current investment securities – available-for-sale as level 2.   These securities consist of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds,  tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

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

11.	Casualty Loss

Farwell, TX

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

The Company has not settled its final claim with its insurance carriers related to the Farwell, TX fire.  As of November 27, 2010 the Company has received $11,857 from insurance carriers as partial settlement of the Farwell claim.   The Company believes the business interruption claim will be finalized in the third quarter of fiscal 2011. We and the insurance carriers have agreed on a provisional amount that represents a portion of the total business interruption claim.  The Company believes that there are no contingencies related to the provisional amount of $4,000, which has been recorded as a reduction to “Cost of sales” and represents business interruption losses through April, 2010.  During the twenty-six week period ending November 27, 2010, there were no gains recognized related to the property damage claim. The Company believes the property damage claim will be finalized in the third quarter of fiscal 2011.

Shady Dale, GA

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

12.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $11,500 at November 27, 2010.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

13.	Egg Recall

In August 2010, there was a nationwide recall for eggs produced by two egg producers in Iowa.  We also issued a voluntary egg recall in November 2010.  None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities.  The recall has had minimal effect on Cal-Maine’s results for the thirteen and twenty-six week periods ending November 27, 2010.  It is still too soon to predict the long-term effect, if any, of the recall on demand trends. While demand for eggs suffered in early September 2010 because of the nationwide egg recall, American Egg Board research indicates egg demand has now rebounded to pre-recall levels.

14.	Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six week period ended November 27, 2010:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 29, 2010	$351	$24	$(20,966)	$32,699	$—	$365,821	$(973)	$376,956
Dividends *						(6,661)		(6,661)
Issuance of common stock from treasury			19	52				71
Vesting of stock based compensation				109				109
Tax benefit on non-qualifying disposition of incentive stock options				288				288
Other							1	1

Unrealized gain on available-for-sale securities (net of tax $102)					160			160
Net income (loss)						19,949	(1,209)	18,740
Total comprehensive income								18,900

Balance at November 27, 2010	$351	$24	$(20,947)	$33,148	$160	$379,109	$(2,181)	$389,664

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

15.	Impairment of Assets Held and Used

In the current twenty-six week period ended November 27, 2010, during the course of the Company’s strategic review of South Texas Protein, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in impairment losses of $1,523.    These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values. The impairment loss is recorded as a component of ‘‘Cost of sales’’ in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended November 27, 2010. South Texas Protein, a spent hen processing operation, is a variable interest entity in which we are the primary beneficiary.

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

For the quarter ended November 27, 2010, we produced approximately 79% of the total number of shell eggs sold by us, with approximately 8% of such total shell egg production being with contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 21% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently average about 62% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The corn and soybean crops were large for the 2010 crop year. Feed ingredient prices have continued to increase sharply since July 2010.  Market prices for corn have risen, in part, due to increases in export demand and increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

In August 2010, there was a nationwide recall for eggs produced by two egg producers in Iowa.  We also issued a voluntary egg recall in November 2010.  None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities.  The recall has had minimal effect on Cal-Maine’s results for the thirteen and twenty-six week periods ending November 27, 2010.  It is still too soon to predict the long-term effect, if any, of the recall on demand trends. While demand for eggs suffered in early September 2010 because of the nationwide egg recall, American Egg Board research indicates egg demand has now rebounded to pre-recall levels.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 weeks ended		26 weeks ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	80.7	79.6	81.7	84.4
Gross profit	19.3	20.4	18.3	15.6
Selling, general, and
administrative	9.6	9.3	11.1	10.8
Operating income	9.7	11.1	7.2	4.8
Other expense	(0.2)	(0.3)	(0.3)	(0.6)
Income before income tax	9.5	10.8	6.9	4.2
Income tax expense	3.5	3.9	2.5	1.7
Net income	6.0	6.9	4.4	2.5
Less: Net loss attributable to
noncontrolling interest	(0.4)	(0.1)	(0.3)	0.4
Net income attributable to
Cal-Maine Foods, Inc.	6.4%	7.0%	4.7%	2.9%

NET SALES

Year- to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended November 27, 2010 were $234.5 million, an increase of $5.3 million or 2.3%, as compared to net sales of $229.2 million for the thirteen-week period ended November 28, 2009.  Total dozens of eggs sold decreased and egg-selling prices increased in the current thirteen-week period as compared to the same comparable thirteen-week period in fiscal 2010. Dozens sold for the current thirteen-week period were 206.0 million dozen, a decrease of 300,000 dozen, or 0.1% as compared to 206.3 million dozen sold during same thirteen-week period of fiscal 2010.  Our net average selling price per dozen for the thirteen-week period ended November 27, 2010 was $1.090, compared to $1.057 for the thirteen-week period ended November 28, 2009, an increase of $.033 per dozen, or 3.1%. The net average selling price per dozen is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

For the thirteen weeks, ended November 27, 2010, egg product sales were $6.9 million, a decrease of $800,000, or 10.4%, as compared to $7.7 million for the same thirteen- week period last year. This decrease is due to reduced production at our American Egg Products facility.  Egg products are primarily sold into the institutional and food service sectors.

Net sales for the twenty-six week period ended November 27, 2010 were $424.9 million, an increase of $8.0 million, or 1.9% compared to net sales of $416.9 million for the fiscal 2010 twenty-six week period.  Dozens sold for the current twenty-six week period were 400.0 million compared to 399.3 million for the same twenty-six week period in fiscal 2010, an increase of 700,000 dozen, or 0.2%.  For the current fiscal 2011 twenty-six week period, our net average selling price per dozen was $1.012, compared to $0.992 per dozen for the same period last year, an increase of $0.020 per dozen, or 2.0%.

For the twenty-six week period ended November 27, 2010, egg product sales were $13.5 million, a decrease of $200,000, or 1.5%, as compared to $13.7 million for the same twenty-six week period last year. This decrease is due to reduced production at our American Egg Products facility.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended		26 weeks ended
(Amounts in thousands)	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Total net sales	$234,523	$229,233	$424,926	$416,899

Non-specialty shell egg sales	$172,680	$173,087	$306,796	$310,937
Specialty shell egg sales	51,942	44,873	98,164	85,070
Other	735	698	1,599	1,520
Net shell egg sales	$225,357	$218,658	$406,559	$397,527

Net shell egg sales as a percent of total net sales	96%	95%	96%	95%

Non-specialty shell egg dozens sold	174,133	178,065	339,288	345,674
Specialty shell egg dozens sold	31,905	28,186	60,736	53,624
Total dozens sold	206,038	206,251	400,024	399,298

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended November 27, 2010, non-specialty shell eggs represented approximately 76.6% of our shell egg dollar sales, as compared to 79.2%, for the thirteen-week period ended November 28, 2009.   For the thirteen-week period ended November 27, 2010, non-specialty shell eggs accounted for approximately 84.5% of the total shell egg dozen volume, as compared to 86.3% for the thirteen-week period ended November 28, 2009.

For the twenty-six week period ended November 27, 2010, non-specialty shell eggs represented approximately 75.5% of our shell egg dollar sales, as compared to 78.2% for the twenty-six week period ended November 28, 2009.   For the twenty-six week period ended November 27, 2010, non-specialty shell eggs accounted for approximately 84.8% of the total shell egg dozen volumes, as compared to 86.6% for the twenty-six week period ended November 28, 2009.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended November 27, 2010, specialty shell eggs represented approximately 23.0% of our shell egg dollar sales, as compared to 20.5%, for the thirteen-week period ended November 28, 2009. For the thirteen-week period ended November 27, 2010, specialty shell eggs accounted for approximately 15.5% of the total shell egg dozen volume, as compared to 13.7% for the thirteen-week period ended November 28, 2009.

For the twenty-six week period ended November 27, 2010, specialty shell eggs represented approximately 24.1% of our shell egg dollar sales, as compared to 21.4% for the twenty-six week period ended November 28, 2009. For the twenty-six week period ended November 27, 2010, specialty shell eggs accounted for approximately 15.2% of the total shell egg dozen volumes, as compared to 13.4% for the twenty-six week period ended November 28, 2009.

The shell egg sales classified as other represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

COST OF SALES

The following table presents the key variables affecting our cost of sales.

	13 weeks ended		26 weeks ended
(Amounts in thousands)	November 27, 2010	November 28, 2009	November 27, 2010		November 28, 2009
Cost of sales	$189,308	$182,406	$346,975	*	$351,855

Dozens produced	159,749	164,647	315,093		320,790
Dozens purchased outside†	46,289	41,604	84,931		78,508
Dozens sold	206,038	206,251	400,024		399,298

Feed cost (price per dozen produced)	$0.387	$0.347	$0.361		$0.352
Farm production cost (price per dozen produced)	$0.605	$0.556	$0.582		$0.573
Outside egg purchases (average price paid per dozen)	$1.155	$1.126	$1.070		$1.084

*	Cost of sales has been reduced by $4.0 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire (See note 11 in the notes to financial statements)

†	Net of processing loss and inventory adjustments

         Cost of sales consists of costs directly related to production and processing of shell eggs, including feed costs, and purchases of shell eggs from outside egg producers. Total cost of sales for the thirteen-week period ended November 27, 2010 was $189.3 million, an increase of $6.9 million, or 3.8%, as compared to the cost of sales of $182.4 million for the thirteen-week period ended November 28, 2009.   This increase is due primarily to higher costs of feed ingredients and costs of shell eggs purchased from outside producers. This increase is also due to the recognition of a $1.5 million impairment charge for the fixed assets of South Texas Protein (“STP”), a variable interest entity, in which we are the primary beneficiary.  Feed cost for the thirteen-week period ended November 27, 2010 was $.387 per dozen, an increase of 11.5%, as compared to cost per dozen of $.347 for the same thirteen-week period in fiscal 2010.   Increases in feed cost are the result of higher market prices for corn and soybean meal, primary ingredients for the feed we use. Our gross profit decreased from 20.4% of net sales for the thirteen-week period ended November 28, 2009 to 19.3% of net sales for the thirteen-week period ended November 27, 2010.

For the twenty-six week period ended November 27, 2010, total cost of sales was $347.0 million, a decrease of $4.9 million, or 1.4%, as compared to cost of sales of $351.9 million for the twenty-six week period ended November 28, 2009. The decrease is due to the recognition of business interruption proceeds received from our insurance carriers, and decreases in the cost of egg purchases from outside egg producers.   Our feed costs increased.  Feed cost for the current twenty-six week period was $.361 per dozen, compared to $.352 per dozen for the twenty-six week period ended November 28, 2009, an increase of 2.6%. Gross profit increased to 18.3% of net sales for the twenty-six week period ended November 27, 2010 from 15.6% for the comparable twenty-six week period ended November 28, 2009.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	13 Weeks Ended
(Amounts in thousands)	November 27, 2010	November 28, 2009	Change
Stock compensation expense	$44	$(215)	$259
Specialty egg expense	5,900	4,109	1,791
Payroll and overhead	4,364	4,386	(22)
Other expenses	4,768	5,935	(1,167)
Delivery expense	7,356	7,177	179
Total	$22,432	$21,392	$1,040

 Selling, general, and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended November 27, 2010 was $22.4 million, an increase of $1.0 million, or 4.7%, as compared to $21.4 million for the thirteen-week period ended November 28, 2009.   Stock based compensation plans expense increased.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock.  From the fiscal period ended August 28, 2010 to November 27, 2010, the stock price decreased from $31.50 at August 28, 2010 to $31.08 at November 27, 2010, which is a 1.3% decrease.   From the fiscal period ended August 29, 2009 to November 28, 2009, the stock price decreased from $28.95 at August 29, 2009 to $27.42 at November 28, 2009, which is a 5.3% decrease.  The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead decreased slightly as compared to the same period the prior year.  Other expenses, which include expenses for supplies, repairs, professional fees, and other expenses, decreased from the same period of the prior year.  Delivery expense increased slightly due to increased fuel costs and the increased costs paid for the use of outside trucking companies.  As a percent of net sales, selling, general, and administrative expense increased from 9.3% for the thirteen-week period ended November 28, 2009 to 9.6% for the thirteen-week period ended November 27, 2010.

	26 Weeks Ended
(Amounts in thousands)	November 27, 2010	November 28, 2009	Change
Stock compensation expense	$(114)	$1,086	$(1,200)
Specialty egg expense	11,848	8,375	3,473
Payroll and overhead	10,847	9,643	1,204
Other expenses	9,761	11,680	(1,919)
Delivery expense	14,785	14,126	659
Total	$47,127	$44,910	$2,217

          For the twenty-six weeks ended November 27, 2010, selling, general, and administrative expense was $47.1 million, an increase of $2.2 million, or 4.9%, as compared to $44.9 million for the same period in fiscal 2010.  Stock based compensation plans expense decreased.  The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock.  From the fiscal year ended May 29, 2010 to November 27, 2010, the stock price decreased from $32.37 at May 29, 2010 to $31.08 at November 27, 2010, which is a 4.0% decrease.   From the fiscal year ended May 30, 2009 to November 28, 2009, the stock price increased from $24.37 at May 30, 2009 to $27.42 at November 28, 2009, which is a 12.5% increase.   The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead increased as compared to the same period the prior year due to higher performance based bonuses in the current period.  Other expenses, which include expenses for supplies, repairs, professional fees, and other expenses, decreased from the same period of the prior year.  Delivery expense increased slightly due to increased fuel costs and the increased costs paid for the use of outside trucking companies.   As a percent of net sales, selling, general, and administrative expense increased from 10.8% for the twenty-six week period of fiscal 2010 to 11.1% for the current comparable period in fiscal 2011.

OPERATING INCOME

As a result of the above, operating income was $22.8 million for the thirteen-weeks ended November 27, 2010, as compared to operating income of $25.4 million for the thirteen-week period ended November 28, 2009.  As a percent of net sales, operating income for the thirteen-week period ended November 27, 2010 was 9.7%, as compared to 11.1% for the thirteen-week period ended November 28, 2009.

For the twenty-six weeks ended November 27, 2010, operating income was $30.8 million, compared to operating income of $20.1 million for the comparable period in fiscal 2010.  As a percent of net sales, operating income for the current fiscal 2011 period was 7.2%, as compared to 4.8% for the same period in fiscal 2010.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other expense for the thirteen-week period ended November 27, 2010 was $385,000, which is a decrease of $414,000 from other expense of $799,000 for same thirteen-week period of fiscal 2010. There was a decrease in net interest expense. We had lower average long-term borrowing balances, which decreased net interest expense. We also had increased equity in the income of affiliates. As a percent of net sales, other expense was 0.2% for the thirteen-weeks ended November 27, 2010, compared to other expense of 0.3% for the comparable period last year.

For the twenty-six weeks ended November 27, 2010, other expense was $1.3 million, which is a decrease of $1.1 million from other expense of $2.4 million for the comparable period in fiscal 2010.  Similar to the current thirteen-week period, our net interest expense decreased, and we had increased equity in the income of affiliates.  As a percent of net sales, other expense was 0.3% for the twenty-six weeks ended November 27, 2010, compared to other expense of 0.6% for the comparable period last year.

INCOME TAXES

As a result of the above, our pre-tax income was $22.4 million for the thirteen-week period ended November 27, 2010, compared to pre-tax income of $24.6 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $8.2 million was recorded with an effective tax rate of 36.7% as compared to an income tax expense of $9.0 million with an effective rate of 36.7% for last year’s comparable thirteen-week period.

For the twenty-six week period ended November 27, 2010, pre-tax income was $29.5 million, compared to pre-tax income of $17.8 million for the comparable period in fiscal 2010.  For the current fiscal 2011 twenty-six week period, income tax expense of $10.7 million was recorded with an effective tax rate of 36.4%, as compared to an income tax expense of $7.0 million with an effective rate of 39.5% for last year’s comparable period.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for the thirteen-week period ended November 27, 2010 was $1.0 million as compared to $503,000 for the same thirteen-week period of fiscal 2010.

Net loss attributable to noncontrolling interest for the twenty-six week period ended November 27, 2010 was $1.2 million as compared to $1.5 million for the same twenty-six week period of fiscal 2010.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended November 27, 2010 was $15.2 million, or $.64 per basic and $.63 per diluted share, compared to net income of $16.1 million, or $0.68 per basic and $0.67 per diluted share for the same period last year.

For the twenty-six week period ended November 27, 2010, net income was $19.9 million or $0.84 per basic and $0.83 per diluted share, compared to net income of $12.3 million, or $0.52 per basic and $0.51 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 27, 2010 was $235.0 million compared to $220.2 million at May 29, 2010. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 3.02 at November 27, 2010 as compared with 2.87 at May 29, 2010. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have collateralized $5.1 million in outstanding standby letters of credit with cash. Our long-term debt at November 27, 2010, including current maturities, amounted to $112.6 million, as compared to $134.7 million at May 29, 2010.

For the twenty-six weeks ended November 27, 2010, $7.6 million in cash was provided by operating activities.  This compares to cash provided by operating activities of $36.7 million for the 26 weeks ended November 28, 2010.  For the twenty-six weeks ended November 27, 2010, approximately $73.7 million was provided from the sale of short-term investments, $75.2 million was used for the purchase of short-term investments and net $1.1 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $57,000 was provided from disposal of property, plant and equipment and $9.6 million was used for purchases of property, plant and equipment.  Approximately $8.6 million was used for payment of dividends on common stock and $22.1 million was used for principal payments on long-term debt.  Approximately $71,000 was received from the issuance of common stock from treasury after the exercise of 12,000 stock options having a strike price of $5.93 per share.  The net result of these activities was a decrease in cash of approximately $33.1 million since May 29, 2010.

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

Property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 27, 2010, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require the Chief Executive Officer of the Company, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of November 27, 2010, capital expenditures related to construction of this complex were approximately $39.5 million (including replacement capital expenditures related to the fire mentioned below).

On July 9, 2009, the Farwell, Texas egg production complex was damaged by a fire. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers.  The Company has received $11.8 million in proceeds from its insurance carriers through August 28, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress and other assets, as the result of the fire totaled $9.1 million through November 27, 2010. Insurance proceeds have been recognized in the consolidated income statement for fiscal 2010 to offset the assets written off and expenses incurred.

The Company believes that the fire at the Farwell, Texas facility will have minimal financial impact on our operations and does not expect any long-term disruption to our customers. Construction to rebuild the destroyed houses is substantially complete.  In addition, the Company is adding a tenth layer house at the complex which will add capacity above the original design.  Maximum operations at the Farwell facility, including the expansion should be achieved during December 2010.  Any future capital expenditures will be funded by cash flows from operations and insurance recoveries.

In the first quarter of fiscal 2011, a fire damaged the Shady Dale, Georgia complex. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation.   The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the effects of lost production and additional expenses related to the fire that will be incurred will be substantially covered by the Company’s insurance policies.  Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

Delta Egg Farm, LLC, an unconsolidated affiliate, has constructed an organic egg production and distribution facility near our Chase, Kansas location. In connection with this project, we are a pro rata guarantor, with the other Delta Egg Farm, LLC owners, of the additional debt that was undertaken to fund construction of this facility. We are currently a guarantor of approximately $5.8 million of long-term debt of Delta Egg Farm, LLC.

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

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 29, 2010 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended November 27, 2010 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended May 29, 2010, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 29, 2010.

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

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in twenty-one antitrust cases involving the United States shell egg industry.  In sixteen of these cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In fourteen of those putative class actions, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants.  In the other two putative class actions, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties.  In the remaining five cases, the plaintiffs sued for their own alleged damages and are not seeking to certify a class.

The Judicial Panel on Multidistrict Litigation consolidated all of the putative class actions (as well as certain other cases in which the Company was not a named defendant) for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania.  The Pennsylvania court has organized the putative class actions around two groups (direct purchasers and indirect purchasers) and has named interim lead counsel for the named plaintiffs in each group.

Four of the five non-class suits were filed in the same court that is presiding over the putative class actions.  The final non-class case was filed in the United States District Court for the Western District of Pennsylvania, but the defendants will soon ask that it be transferred to the Eastern District and consolidated for pretrial proceedings with the other cases.

The Direct Purchaser Putative Class Action.  The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009.  On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint.  The direct purchaser plaintiffs did not respond to those motions.  Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant.  That settlement is still subject to court approval, but if it is approved, the settlement would not require the settling party to pay any money.  Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys.  After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009.  On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector.  The court heard oral argument on these motions but has not yet ruled.  On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint.  On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant.  This settlement is still subject to court approval.  If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations.  This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

The Indirect Purchaser Putative Class Action.  The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009.  On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint.  The indirect purchaser plaintiffs did not respond to those motions.  Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010.  On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer frauds statutes, and common-law claims for unjust enrichment.  The court heard oral argument on these motions but has not yet ruled.  On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint.

The Five Non-Class Cases.  The five cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and December 17, 2010.  The Company has not yet answered or moved to dismiss any of these cases.

Allegations in Each Case.  In all of the cases described above, the plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In each case, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States.  Both groups of named plaintiffs in the putative class actions allege a class period starting on January 1, 2000 and running “through the present.”  The direct purchaser putative class action case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products.  The direct purchaser putative class action case seeks relief under the Sherman Act.  The indirect purchaser putative class action case seeks relief under the Sherman Act and the statutes and common-law of various states, the District of Columbia, and Puerto Rico.

In four of the non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the fifth non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

The Pennsylvania court has entered a series of orders in the putative class actions related to case management and scheduling.  There is no definite schedule in either putative class action case for discovery, class certification proceedings, or filing motions for summary judgment.  No trial date has been set in either putative class action case.  The non-class cases were filed so recently that the court has not set any schedule for them.

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

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form S-1 Registration Statement No. 333-14809)
3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form 10-K for fiscal year ended May 29, 2004)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K, filed October 20, 2010)
31.1	Certification of The Chief Executive Officer
31.2	Certification of The Chief Financial Officer
32.0	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated December 27, 2010 announcing interim period financial information

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: December 30, 2010	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Treasurer
(Principal Financial Officer)

Date: December 30, 2010	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)