Form 10-Q
period 2011-02-26
CAL MAINE FOODS INC
filed 2011-03-31
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 26, 2011
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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 28, 2011.
Common Stock, $0.01 par value	21,465,091 shares
Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -
	February 26, 2011 and May 29, 2010	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks and Thirty-Nine Weeks Ended
	February 26, 2011 and February 27, 2010	4

	Condensed Consolidated Statements of Cash Flows -
	Thirty-Nine Weeks Ended February 26, 2011 and
	February 27, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	23
Item 6.	Exhibits	24
Signatures		25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 26, 2011	May 29, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,663	$99,453
Investment securities available-for-sale	132,765	76,702
Investment securities trading	—	22,900
Trade and other receivables, less allowance for doubtful accounts of $475 at February 26, 2011 and $595 at May 29, 2010	65,131	43,587
Inventories	103,080	93,968
Prepaid expenses and other current assets	1,251	1,550
Total current assets	382,890	338,160

Property, plant and equipment, net	225,210	234,111
Goodwill	22,117	22,117
Other investments	18,910	17,708
Other intangible assets	10,687	12,523
Other long-lived assets	6,680	6,665
TOTAL ASSETS	$666,494	$631,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,595	$61,011
Accrued dividends payable	11,206	7,009
Current maturities of long-term debt	13,730	29,974
Deferred income taxes	21,874	19,980
Total current liabilities	124,405	117,974

Long-term debt, less current maturities	95,170	104,699
Other non-current liabilities	3,849	3,299
Deferred income taxes	30,905	28,356
Total liabilities	254,329	254,328

Stockholders’ equity:
Common stock $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,465 shares outstanding at February 26, 2011 and 21,441 shares outstanding at May 29, 2010	351	351
Class A common stock $0.01 par value per share, authorized, issued and outstanding 2,400 shares at February 26, 2011 and May 29, 2010	24	24
Paid-in capital	33,255	32,699
Retained earnings	401,524	365,821
Accumulated other comprehensive income, net of tax	281	-
Common stock in treasury at cost – 13,665 shares at February 26, 2011 and 13,689 shares at May 29, 2010	(20,929)	(20,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	414,506	377,929
Noncontrolling interests in consolidated entities	(2,341)	(973)
Total stockholders’ equity	412,165	376,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$666,494	$631,284

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Net sales	$274,674	$271,156	$699,600	$688,055
Cost of sales	209,094	196,232	556,069	548,087
Gross profit	65,580	74,924	143,531	139,968
Selling, general and administrative	26,619	24,987	73,746	69,897
Operating income	38,961	49,937	69,785	70,071
Other income (expense):
Interest expense, net	(1,648)	(1,653)	(4,787)	(5,044)
Other	13,221	5,080	15,019	6,113
	11,573	3,427	10,232	1,069
Income before income taxes	50,534	53,364	80,017	71,140
Income tax expense	17,075	19,413	27,818	26,432
Net income	33,459	33,951	52,199	44,708
Less: Net loss attributable to noncontrolling interest	(160)	(583)	(1,369)	(2,088)
Net income attributable to Cal-Maine Foods, Inc.	$33,619	$34,534	$53,568	$46,796

Net income per common share:
Basic	$1.41	$1.45	$2.25	$1.97
Diluted	$1.40	$1.45	$2.24	$1.96
Dividends declared per common share	$0.470	$0.483	$0.749	$0.655
Weighted average shares outstanding:
Basic	23,861	23,818	23,852	23,806
Diluted	23,943	23,880	23,941	23,875

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	39 Weeks Ended
	February 26, 2011	February 27, 2010
Cash flows from operating activities
Net income including noncontrolling interests	$52,199	$44,708
Depreciation and amortization	23,092	22,403
Other adjustments, net	(15,425)	37,150
Net cash provided by operations	59,866	104,261

Cash flows from investing activities
Purchases of investments	(141,034)	(35,220)
Sales of investments	108,331	16,822
Acquisition of businesses, net of cash acquired	—	(508)
Purchases of property, plant and equipment	(14,086)	(15,603)
Payments received on notes receivable and from investments in affiliates	3,053	1,343
Proceeds from sale of non-voting stock in Eggland’s BestTM	4,829	—
Increase in notes receivable and investments in affiliates	(516)	(705)
Net proceeds from disposal of property, plant and equipment	65	1,270
Net cash used in investing activities	(39,358)	(32,601)

Cash flows from financing activities
Proceeds from issuance of common stock from treasury	142	213
Payment of purchase obligation	—	(8,149)
Proceeds from long-term borrowings	—	30,000
Principal payments on long-term debt	(25,773)	(11,860)
Payment of dividends	(13,667)	(7,524)
Net cash provided by (used in) financing activities	(39,298)	2,680
Net change in cash and cash equivalents	(18,790)	74,340

Cash and cash equivalents at beginning of period	99,453	66,883
Cash and cash equivalents at end of period	$80,663	$141,223

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except share amounts)
February 26, 2011
1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the thirteen and thirty-nine weeks ended February 26, 2011 are not necessarily indicative of the results that may be expected for the year ending May 28, 2011.

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

Total stock based compensation expense (benefit) for the thirty-nine weeks ended February 26, 2011 and February 27, 2010 was ($ 307) and $2,016 respectively. Our liabilities associated with Stock Appreciation Rights as of February 26, 2011 and February 27, 2010 was $2,225 and $4,304, respectively.

During the thirty-nine weeks ended February 26, 2011, options were exercised for 24 shares of common stock. Proceeds from the exercise of these options amounted to $142. The Company made no stock-based grants during the thirty-nine weeks ended February 26, 2011. Refer to Note 11 of our May 29, 2010 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	February 26, 2011	May 29, 2010
Flocks	$63,998	$60,387
Eggs	8,503	7,481
Feed and supplies	30,579	26,100
	$103,080	$93,968

4.	Contingencies

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

	13 weeks		39 weeks
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Net income attributable to Cal-Maine Foods, Inc.	$33,619	$34,534	$53,568	$46,796

Basic weighted-average shares	23,861	23,818	23,852	23,806

Effect of dilutive securities:
Common stock options	82	62	89	69
Dilutive potential common shares	23,943	23,880	23,941	23,875
Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$1.41	$1.45	$2.25	$1.97

Diluted	$1.40	$1.45	$2.24	$1.96

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

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		39 Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income attributable to Cal-Maine Foods, Inc.	$33,619	$34,534	$53,568	$46,796
1/3 of Net income attributable to Cal-Maine Foods, Inc.	11,206	11,511	17,856	15,599

Accrued dividends payable**	11,206	11,511	—	—

Average Common stock outstanding (shares)	21,461	21,418	21,452	21,406
Average Class A common stock outstanding (shares)	2,400	2,400	2,400	2,400
Total average common stock outstanding (shares)	23,861	23,818	23,852	23,806

Dividends per common share*	$0.470	$0.483	$0.749	$0.655

*Dividends per common share = 1/3 of Net income attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)
** Accrued dividends payable is calculated based on the net income for the applicable 13-week period

7.	Investment securities (available-for-sale and trading)

Our investment securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 (Investments-Debt and Equity Securities) (“ASC 320”). Our investment securities are stated at fair value. They consist of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds, or money market funds which contain the aforementioned securities all of which are classified as available-for-sale. Under ASC 320, the Company considers all of its debt and equity securities, for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the year ended May 29, 2010 there were no significant unrealized gains or losses. For the thirty-nine week period ended February 26, 2011, we recognized an unrealized gain of $460 ($281 net of tax) in the line item “Accumulated other comprehensive income, net of tax” on our Condensed Consolidated Balance Sheet as of February 26, 2011. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

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

At February 26, 2011 and May 29, 2010, we had $132,765 and $76,702, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds, or money market funds which contain the aforementioned securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	February 26, 2011		May 29, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$116,079	$108,900	$135,575	$134,673

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of February 26, 2011:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$132,765	$—	$132,765

Total assets measured at fair value	$—	$132,765	$—	$132,765

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 29, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale (Current)	$—	$76,702	$—	$76,702
Investment securities trading (Current) *	—	—	22,900	22,900

Total assets measured at fair value	$—	$76,702	$22,900	$99,602

*Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the UBS put option. The fair value of the ARS is $21,177. The fair value of the UBS put option is $1,723, determined as the difference between the par value and the fair value of the ARS. The combined fair value of the ARS and the UBS put option is $22,900.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended February 26, 2011.

Investment securities Trading (Current)
Beginning balance – May 29, 2010	$22,900
Total gains – (realized/unrealized)	—
Included in earnings (or changes in net assets), net	—
Included in other comprehensive income, net	—
Purchases, issuances, and settlements	(22,900)
Transfers in and/or out of Level 3	—
Ending balance – February 26, 2011	$—

Level 2: We classified our current investment securities – available-for-sale as level 2. These securities consist of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds, or money market funds which contain the aforementioned securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

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

9.	Casualty Loss

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

The Company has not settled its final claim with its insurance carriers related to the Farwell, TX fire. As of February 26, 2011 the Company has received $11,857 from insurance carriers as partial settlement of the Farwell claim. We and the insurance carriers have agreed on a provisional amount that represents a portion of the total business interruption claim. The Company believes that there are no contingencies related to the provisional amount of $4,000, which has been recorded as a reduction to “Cost of sales” and represents business interruption losses through April, 2010. During the thirty-nine week period ending February 26, 2011, there were no gains recognized related to the property damage claim. The Company believes both the property damage claim and the business interruption claim will be finalized in the fourth quarter of fiscal 2011.

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

10.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $11,125 at February 26, 2011. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized. On July 11, 2008, this debt was refinanced for a term of ten years. There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

11.	Egg Recall

In August 2010, there was a nationwide recall for eggs produced by two egg producers in Iowa. We also issued a voluntary egg recall in November 2010. None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities. The recall has had minimal effect on Cal-Maine’s results for the thirteen and thirty-nine week periods ending February 26, 2011. It is still too soon to predict the long-term effect, if any, of the recall on demand trends. While demand for eggs suffered in early September 2010 because of the nationwide egg recall, American Egg Board research indicates egg demand has now rebounded to pre-recall levels.

12.	Stockholder’s Equity and Accumulated Other Comprehensive Income

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine week period ended February 26, 2011:

	Cal-Maine Foods, Inc.
	Common Stock				Accumulated Other
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 29, 2010	$351	$24	$(20,966)	$32,699	$—	$365,821	$(973)	$376,956
Dividends *						(17,864)		(17,864)
Issuance of common stock from treasury			37	105				142
Vesting of stock based compensation				163				163
Tax benefit on non-qualifying disposition of incentive stock options				288				288
Other						(1)	1	—

Unrealized gain on available-for-sale securities (net of tax $179)					281			281
Net income (loss)						53,568	(1,369)	52,199
Total comprehensive income								52,480

Balance at February 26, 2011	$351	$24	$(20,929)	$33,255	$281	$401,524	$(2,341)	$412,165

*Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period)

13.	Impairment of Assets Held and Used

In the thirty-nine week period ended February 26, 2011, during the course of the Company’s strategic review of South Texas Protein, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in impairment losses of $1,523. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values. The impairment loss is recorded as a component of ‘‘Cost of sales’’ in the Condensed Consolidated Statements of Income for the thirty-nine weeks ended February 26, 2011. South Texas Protein, a spent hen processing operation, is a variable interest entity in which we are the primary beneficiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating and financial data. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2010, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the market prices of shell eggs, (iv) changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated. At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs and egg products. We are the largest producer and marketer of shell eggs in the United States. We market the majority of our shell eggs in 29 states, primarily in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the United States. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

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

For the quarter ended February 26, 2011, we produced approximately 75% of the total number of shell eggs sold by us, with approximately 7% of such total shell egg production being with contract producers. Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently average about 65% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments. The corn and soybean crops were large for the 2010 crop year; however, national inventories of both commodities are expected to be at very low levels as the crop year comes to a close. Feed ingredient prices have continued to increase sharply since July 2010. Market prices for corn have risen, in part, due to increases in export demand and increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

In August 2010, there was a nationwide recall for eggs produced by two egg producers in Iowa. We also issued a voluntary egg recall in November 2010. None of the eggs recalled were produced at Cal-Maine facilities, however, we had purchased for resale a very limited amount of eggs from the affected facilities. The recall has had minimal effect on Cal-Maine’s results for the thirteen and thirty-nine week periods ending February 26, 2011. It is still too soon to predict the long-term effect, if any, of the recall on demand trends. While demand for eggs suffered in early September 2010 because of the nationwide egg recall, American Egg Board research indicates egg demand has now rebounded to pre-recall levels.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	72.4	79.5	79.7
Gross profit	23.9	27.6	20.5	20.3

Selling, general & administrative	9.7	9.2	10.5	10.2
Operating income	14.2	18.4	10.0	10.1

Other income	4.2	1.3	1.4	0.2
Income before income taxes	18.4	19.7	11.4	10.3
Income tax expense	6.2	7.2	4.0	3.8
Net income	12.2	12.5	7.4	6.5
Less: Net loss attributable to noncontrolling interest	(0.0)	(0.2)	(0.2)	(0.3)
Net income attributable to Cal-Maine Foods, Inc.	12.2%	12.7%	7.6%	6.8%

NET SALES

Year-to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ended February 26, 2011 were $274.7 million, an increase of $3.5 million, or 1.3%, as compared to net sales of $271.2 million for the thirteen-week period ended February 27, 2010. Total dozens of eggs sold increased and egg selling prices decreased slightly for the current thirteen-week period as compared with the same period in fiscal 2010. Dozens sold for the current thirteen-week period of fiscal 2011 were 215.2 million, an increase of 4.3 million, or 2.0% as compared to 210.9 million for the same period of fiscal 2010. Our net average selling price per dozen of shell eggs for the thirteen-week period ended February 26, 2011 was $1.234, compared to $1.238 for the thirteen-week period ended February 27, 2010, a decrease of 0.3%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

For the thirteen weeks ended February 26, 2011, egg product sales were $6.1 million, a decrease of $600,000, or 9.0%, as compared to $6.7 million for the same thirteen- week period last year. This decrease is due to reduced production at our American Egg Products facility as a result of reduced levels of shell egg feed stock provided from the Company’s shell egg operations. Egg products are primarily sold into the institutional and food service sectors.

Net sales for the thirty-nine week period ended February 26, 2011 were $699.6 million, an increase of $11.5 million, or 1.7% as compared to net sales of $688.1 million for the thirty-nine week period ended February 27, 2010. Dozens sold for the current thirty-nine week period were 615.3 million, as compared to 610.2 million for the same time period in fiscal 2010, an increase of 5.1 million, or 0.8%. For the current fiscal 2011 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.090, as compared to $1.077 per dozen for the same period in fiscal 2010, an increase of 1.2%.

For the thirty-nine weeks ended February 26, 2011, egg product sales were $19.7 million, a decrease of $700,000, or 3.4%, as compared to $20.4 million for the same thirty-nine week period last year. This decrease is due to reduced production at our American Egg Products facility.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 weeks ended		39 weeks ended
(Amounts in thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Total net sales	$274,674	$271,156	$699,600	$688,055

Non-specialty shell egg sales	$202,828	$207,723	$509,624	$518,660
Specialty shell egg sales	62,680	53,327	160,844	138,397
Other	951	484	2,550	2,004
Net shell egg sales	$266,459	$261,534	$673,018	$659,061

Net shell egg sales as a percent of total net sales	97%	96%	96%	96%

Non-specialty shell egg dozens sold	177,614	178,426	516,901	524,100
Specialty shell egg dozens sold	37,619	32,495	98,356	86,119
Total dozens sold	215,233	210,921	615,257	610,219

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. For the thirteen-week period ended February 26, 2011, non-specialty shell eggs represented approximately 76.1% of our shell egg dollar sales, as compared to 79.4%, for the thirteen-week period ended February 27, 2010. For the thirteen-week period ended February 26, 2011, non-specialty shell eggs accounted for approximately 82.5% of the total shell egg dozen volume, as compared to 84.6% for the thirteen-week period ended February 27, 2010.

For the thirty-nine week period ended February 26, 2011, non-specialty shell eggs represented approximately 75.7% of our shell egg dollar sales, as compared to 78.7% for the thirty-nine week period ended February 27, 2010. For the thirty-nine week period ended February 26, 2011, non-specialty shell eggs accounted for approximately 84.0% of the total shell egg dozen volumes, as compared to 85.9% for the thirty-nine week period ended February 27, 2010.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended February 26, 2011, specialty shell eggs represented approximately 23.5% of our shell egg dollar sales, as compared to 20.4%, for the thirteen-week period ended February 27, 2010. For the thirteen-week period ended February 26, 2011, specialty shell eggs accounted for approximately 17.5% of the total shell egg dozen volume, as compared to 15.4% for the thirteen-week period ended February 27, 2010.

For the thirty-nine week period ended February 26, 2011, specialty shell eggs represented approximately 23.9% of our shell egg dollar sales, as compared to 21.0% for the thirty-nine week period ended February 27, 2010. For the thirty-nine week period ended February 26, 2011, specialty shell eggs accounted for approximately 16.0% of the total shell egg dozen volumes, as compared to 14.1% for the thirty-nine week period ended February 27, 2010.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

COST OF SALES

Cost of sales consists of costs directly related to production, processing and packing shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products and other non-egg costs. Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.

The following table presents the key variables affecting our cost of sales.

	13 weeks		39 weeks
(Amounts in thousands)	February 26, 2011	February 27, 2010	February 26, 2011*	February 27, 2010
Cost of sales:
Farm production	$100,325	$91,468	$283,451	$277,706
Processing and packaging	30,065	28,346	86,001	83,363
Outside egg purchases	65,265	62,831	152,756	147,867
Other costs	8,281	7,090	15,137	19,300
Total shell eggs	203,936	189,735	537,345	528,236
Egg products	5,065	6,352	16,043	18,297
Other	93	145	2,681	1,544
Total	$209,094	$196,232	$556,069	$548,087

Farm Production Cost (cost per dozen produced)
Feed	$0.404	$0.347	$0.376	$0.358
Other	0.218	0.217	0.219	0.217
Total	$0.622	$0.564	$0.595	$0.575

Outside egg purchases (average cost per dozen)	$1.210	$1.289	$1.100	$1.162

Dozen produced	161,295	162,177	476,388	482,967
Dozen purchased**	53,938	48,744	138,869	127,252
Dozen sold	215,233	210,921	615,257	610,219

*Cost of sales has been reduced by $4.0 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire (See note 9 in the notes to condensed consolidated financial statements)

** Net of processing loss and inventory adjustments

Cost of sales for the thirteen-weeks ended February 26, 2011 was $209.1 million, an increase of $12.9 million, or 6.6%, as compared to cost of sales of $196.2 million for the thirteen-week period ended February 27, 2010. The primary factors affecting our cost of sales are costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost per dozen of shell eggs produced for the thirteen-weeks ended February 26, 2011 was $0.404 per dozen, as compared to the thirteen-week period ended February 27, 2010 feed cost per dozen of $0.347, an increase of 16.4%; this was due to higher costs paid for corn and soybean meal, our primary feed ingredients. The combination of higher feed costs and slightly lower shell egg selling prices led to a decline in gross profit to 23.9% of net sales for the thirteen-weeks ended February 26, 2011 from 27.6% of net sales for the thirteen-weeks ended February 27, 2010.

Cost of sales for the thirty-nine week period ended February 26, 2011 was $556.1 million, an increase of $8.0 million, or 1.5%, as compared to cost of sales of $548.1 million for the thirty-nine week period ended February 27, 2010. Feed cost per dozen of shell eggs produced for the current thirty-nine week period of fiscal 2011 was $0.376 per dozen, as compared to $0.358 per dozen for the same period in the prior fiscal year, an increase of 5.0%. Although feed costs increased for this current thirty-nine week period, the increase in egg selling prices and the increase in the quantity of shell eggs sold led to an increase in gross profit to 20.5% of net sales for this year’s thirty-nine week period from a gross profit of 20.3% of net sales for the prior year’s thirty-nine week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	13 weeks
Category	February 26, 2011	February 27, 2010	Difference
(Amounts in thousands)
Stock compensation expense	$(193)	$931	$(1,124)
Specialty egg expenses	8,337	7,759	578
Payroll and overhead	4,972	4,858	114
Other SG&A expenses	5,113	4,121	992
Delivery expense	8,390	7,318	1,072
Total	$26,619	$24,987	$1,632

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expenses for the thirteen-week period ended February 26, 2011 were $26.6 million, an increase of $1.6 million or 6.4%, as compared to $25.0 million for the thirteen-week period ended February 27, 2010. Stock based compensation plans expense decreased. The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock. From the fiscal period ended November 27, 2010 to February 26, 2011, the stock price decreased from $31.08 at November 27, 2010 to $28.47 at February 26, 2011 which is an 8.4% decrease. From the fiscal period ended November 28, 2009 to February 27, 2010, the stock price increased from $27.42 at November 28, 2009 to $32.06 at February 27, 2010, which is a 16.9% increase. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year. Payroll and overhead increased slightly as compared to the same period the prior year. Other SG&A expenses increased primarily due to an increase in bad debt expense. We recognize reserves for bad debts based on the length of time the trade receivables are past due, generally 100% for amounts more than 60 days past due. During the current quarter, a few of our formerly current status customers have slipped into a slow-pay status. We anticipate that those accounts will come into current status in the next quarter, thereby reducing the reserve requirement. Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense increased from 9.2% for the thirteen-week period ended February 27, 2010 to 9.7% for the thirteen-week period ended February 26, 2011.

	39 weeks
Category	February 26, 2011	February 27, 2010	Difference
(Amounts in thousands)
Stock compensation expense	$(307)	$2,016	$(2,323)
Specialty egg expenses	20,528	16,134	4,394
Payroll and overhead	15,820	14,501	1,319
Other SG&A expenses	14,530	15,802	(1,272)
Delivery expense	23,175	21,444	1,731
Total	$73,746	$69,897	$3,849

Selling, general and administrative expenses for the thirty-nine week period ended February 26, 2011 were $73.7 million, an increase of $3.8 million or 5.4%, as compared to $69.9 million for the thirty-nine week period ended February 27, 2010. Stock based compensation plans expense decreased. The calculation of the stock based compensation plans expense is dependent on the closing stock price of the Company’s stock. From the fiscal year ended May 29, 2010 to February 26, 2011, the stock price decreased from $32.37 at May 29, 2010 to $28.47 at February 26, 2011, which is a 12.0% decrease. From the fiscal year ended May 30, 2009 to February 27, 2010, the stock price increased from $24.37 at May 30, 2009 to $32.06 at February 27, 2010, which is a 31.6% increase. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses. Payroll and overhead increased as compared to the same period the prior year due to higher performance based bonuses in the current period. Other expenses, which include expenses for supplies, repairs, bad debts, professional fees, and other expenses, decreased from the same thirty-nine week period of the prior year. Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense increased to 10.5% for the thirty-nine week period of fiscal 2011 from 10.2% for the thirty-nine week period of fiscal 2010.

OPERATING INCOME

As a result of the above, operating income was $39.0 million for the thirteen-week period ended February 26, 2011, as compared to operating income of $49.9 million for the thirteen-week period February 27, 2010. Operating income was 14.2% of net sales for the current thirteen-week period, as compared to operating income of 18.4% of net sales for the thirteen-week period ended February 27, 2010.

For the thirty-nine week period ended February 26, 2011, operating income was $69.8 million, as compared to operating income of $70.1 million for the thirty-nine week period ended February 27, 2010. Operating income was 10.0% of net sales for the current thirty-nine week period as compared to operating income of 10.1% of net sales in the same thirty-nine week period in fiscal 2010.

OTHER INCOME / EXPENSE

 Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in the income of affiliates.

Other income for the thirteen-week period ended February 26, 2011 was $11.6 million, an increase of $8.2 million, as compared to other income of $3.4 million for the thirteen-week period ended February 27, 2010. This net increase for the current thirteen-week period was the result of increased equity in income of affiliates, which are also in the shell egg business. This current thirteen-week period, we recorded patronage refunds and dividends from Eggland’s BestTM (“EB”), a marketing cooperative, for $5.3 million, as compared to $3.3 million in the same period last year. In addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. EB operates as a cooperative and our ultimate ownership percentage is based on the patronage business we conduct with the cooperative. We account for our investment in EB on the cost method. Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $1.2 million, as compared to $769,000 in the prior year, and it also recognized a gain of $1.6 million from the sale of non-voting stock in EB. Our one-half portion of the amounts received by Specialty Eggs, LLC from EB is $1.4 million. As a percent of net sales, other income was 4.2% for the third quarter of fiscal 2011 and 1.3% of net sales for the third quarter of fiscal 2010.

For the thirty-nine week period ended February 26, 2011 other income was $10.2 million, an increase of $9.1 million, as compared to other income of $1.1 million for the same thirty-nine week period in fiscal 2010. This net increase for the thirty-nine week period was the result of increased equity in income of affiliates, which are also in the shell egg business. This current thirty-nine week period, we recorded patronage refunds and dividends from Eggland’s BestTM (“EB”), a marketing cooperative, $5.3 million, as compared to $3.3 million in the same period last year. In addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. Our equity in income of affiliates increased due to similar amounts being paid to Specialty Eggs, LLC by EB. Our one-half portion of the amounts received by Specialty Eggs, LLC from EB is $1.4 million. As a percent of net sales, other income was 1.4% for the current thirty-nine week period, as compared to other income of 0.2% for the same thirty-nine week period in fiscal 2010.

INCOME TAXES

As a result of the above, our pre-tax income was $50.5 million for the thirteen-week period ended February 26, 2011, as compared to pre-tax income of $53.4 million for the thirteen-week period ended February 27, 2010. For the current thirteen-week period, income tax expense of $17.1 million was recorded with an effective tax rate of 33.8%, as compared to income tax expense of $19.4 million with an effective tax rate of 36.4% for the same thirteen-week period in fiscal 2010.

For the thirty-nine week period ended February 26, 2011, our pre-tax income was $80.0 million, as compared to $71.1 million for the thirty-nine week period ended February 27, 2010. For the current thirty-nine week period, income tax expense of $27.8 million was recorded with an effective tax rate of 34.8%, as compared to income tax expense of $26.4 million with an effective tax rate of 37.2% for the same thirty-nine week period in fiscal 2010.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for the thirteen-week period ended February 26, 2011 was $160,000 as compared to net loss attributable to noncontrolling interest of $583,000 for the thirteen-week period ended February 27, 2010.

Net loss attributable to noncontrolling interest for the thirty-nine week period ended February 27, 2010 was $1.4 million as compared to net loss attributable to noncontrolling interest of $2.1 million for the thirty-nine week period ended February 27, 2010.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC

Net income for the thirteen-week period ended February 26, 2011 was $33.6 million, or $1.41 per basic and $1.40 per diluted share, as compared to net income of $34.5 million, or $1.45 per basic and diluted share, for the thirteen-week period ended February 27, 2010.

For the thirty-nine week period ended February 26, 2011, net income was $53.6 million, or $2.25 per basic and $2.24 per diluted share, as compared to $46.8 million, or $1.97 per basic and $1.96 per diluted share, for the thirty-nine week period ended February 27, 2010.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 26, 2011was $258.5 million compared to $220.2 million at May 29, 2010. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.08 at February 26, 2011 as compared with 2.87 at May 29, 2010. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit which are collateralized with cash. Our long-term debt at February 26, 2011, including current maturities, amounted to $108.9 million, as compared to $134.7 million at May 29, 2010.

In the thirty-nine week period ended February 26, 2011, $59.9 million in net cash was provided by operating activities. This compares to $104.3 million of net cash from operating activities for the thirty-nine week period ended February 27, 2010. For the thirty-nine weeks ended February 26, 2011, approximately $108.3 million was provided from the sale of short-term investments, $141.0 million was used for the purchase of short-term investments and net $2.5 million was provided by notes receivable and investments in nonconsolidated subsidiaries. We received $4.8 million from the sale of non-voting stock in Eggland’s BestTM. Approximately $65,000 was provided from disposal of property, plant and equipment and $14.1 million was used for purchases of property, plant and equipment. Approximately $13.7 million was used for payment of dividends on common stock and $25.8 million was used for principal payments on long-term debt. Approximately $142,000 was received from the issuance of common stock from treasury after the exercise of 24,000 stock options having a strike price of $5.93 per share. The net result of these activities was a decrease in cash of approximately $18.8 million since May 29, 2010.

For the thirty-nine weeks ended February 27, 2010, approximately $16.8 million was provided from the sale of short-term investments, $35.2 million was used for the purchase of investments, and net $638,000 was provided from notes receivable and equity investments in affiliates. Approximately $1.3 million was provided from disposal of property, plant and equipment, $15.6 million was used for purchases of property, plant and equipment, $8.1 million was used for acquisition of the remaining equity interest in the Hillandale business, and $508,000 was used to acquire the remaining equity interest in Benton County Foods, LLC. Approximately $7.5 million was used for payment of dividends on common stock and $11.9 million was used for principal payments on long-term debt. Approximately $213,000 was received from the issuance of common stock from treasury after the exercise of 36,000 stock options having a strike price of $5.93 per share. Approximately $30.0 million was received from additional long-term borrowings. The net result of these activities was an increase in cash of approximately $74.3 million since May 30, 2009.

Property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 26, 2011, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We are constructing a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of February 26, 2011, capital expenditures related to construction of this complex were approximately $39.5 million (including replacement capital expenditures related to the fire mentioned below).

On July 9, 2009, a fire damaged the Farwell, Texas egg production complex. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The Company believes the effects of lost production and additional expenses related to the fire will be substantially reimbursed by the Company’s insurance carriers. The Company has received $11.8 million in proceeds from its insurance carriers through August 28, 2010 and anticipates additional insurance proceeds to cover its losses due to the fire. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress and other assets, as the result of the fire totaled $9.1 million through November 27, 2010. Insurance proceeds have been recognized in the consolidated income statement for fiscal 2010 to offset the assets written off and expenses incurred. Construction to rebuild the destroyed houses is complete. In addition, the Company added a tenth layer house at the complex which has added capacity above the original design. The Company believes that both the property damage claim and the business interruption claim related to the Farwell fire will be finalized in the fourth quarter of fiscal 2011.

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

The Company is in the process of constructing four new pullet houses at its complex in Searcy, Arkansas. This project is expected to cost $4.7 million and should be completed in September 2011. These pullet houses will replace existing houses at other Arkansas locations some of which are nearing the end of their lease term.

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

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 29, 2010 for a discussion of the impact of recently issued accounting standards. There were no accounting standards issued during the quarter ended February 26, 2011 that we expect will have a material impact on our consolidated financial statements.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. No Cal-Maine company was named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case in 2006. In 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial. The case was retried with a complete defendants’ verdict, and that verdict was upheld by the Arkansas Supreme Court. The plaintiffs’ intentions with regard to the other lawsuits, including McWhorter and Carroll are not presently known. We are not able at present to give an opinion regarding the ultimate resolution of McWhorter and Carroll, but the outlook appears favorable.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against a number of companies, including Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. We and Cal-Maine Farms filed our joint answer and motion to dismiss the suit on October 3, 2005. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed on motion by the Court. The parties participated in a series of mediation meetings without success. Cal-Maine Foods, Inc. no longer operates in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the Court orders substantial affirmative remediation. Cal-Maine Foods, Inc. owns 100% of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case has been conducted. The trial began in September, 2009, and concluded in February, 2010. The case was tried to the Court without a jury. We are awaiting a ruling from the Court. We are not able at present to give an opinion regarding the ultimate resolution of the action.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc., filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week. In its present posture, the case is a single-employee action. The plaintiff has, however, requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

The controlling statutory and regulatory framework of the Fair Labor Standards Act make it plain that the former employee was an agricultural worker, and that, accordingly, he was not entitled to overtime pay. The case was filed in state court and immediately removed to the U.S. District Court for the Southern District of Mississippi. A Motion To Dismiss has been filed on behalf of Cal-Maine Farms, Inc. The Court has stayed all proceedings in this case pending resolution of that motion. We are not able at present to give an opinion regarding the ultimate resolution of the action.

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in twenty-four antitrust cases involving the United States shell egg industry. In sixteen of these cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated. In fourteen of those putative class actions, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants. In the other two putative class actions, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties. In the remaining eight cases, the plaintiffs sued for their own alleged damages and are not seeking to certify a class.

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

Six of the eight non-class suits were filed in the same court that is presiding over the putative class actions. One of these cases was voluntarily dismissed without prejudice by the plaintiff. Another of these cases was filed in the United States District Court for the Western District of Pennsylvania, but the defendants have transferred it to the Eastern District, and it has been consolidated for pretrial proceedings with the other cases. The remaining non-class suit was filed in the District Court of Wyandotte County, Kansas but has been removed to the United States District Court for the District of Kansas. The defendants have requested that it be transferred to the Eastern District of Pennsylvania and consolidated with the Multidistrict Litigation proceedings in that court. The plaintiffs in this action are seeking to remand the case back to the District Court of Wyandotte County, Kansas.

The Direct Purchaser Putative Class Action. The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009. On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint. The direct purchaser plaintiffs did not respond to those motions. Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant. The final hearing on approval of that settlement has been held, but the court has not yet ruled. If it is approved, the settlement would not require the settling party to pay any money. Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys. After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009. On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector. The court heard oral argument on these motions but has not yet ruled. On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint. On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant. The final hearing on approval of this settlement has also been held, but the court has not ruled. If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

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

The Non-Class Cases. The cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and January 25, 2011. The Company has not yet answered or moved to dismiss any of these cases.

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

In six of the non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act. In one of the non-class cases, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act). In the remaining non-class case, the plaintiffs seek damages and injunctive relief under the Kansas Restraint of Trade Act.

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

ITEM 6. EXHIBITS

a.	Exhibits
	No.	Description

	3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form S-1 Registration Statement No. 333-14809)
	3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to the same exhibit in the Company’s Form 10-K for fiscal year ended May 29, 2004)
	3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K, filed October 20, 2010)
	31.1	Certification of the Chief Executive Officer
	31.2	Certification of the Chief Financial Officer
	32.0	Written Statement of the Chief Executive Officer and the Chief Financial Officer
	99.1	Press release dated March 28, 2011 announcing interim period financial information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: March 31, 2011	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: March 31, 2011	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)