Form 10-K
period 2011-05-28
CAL MAINE FOODS INC
filed 2011-08-04
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Fiscal Year Ended   MAY 28, 2011

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

The aggregate market value, as reported by The NASDAQ Global Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 27, 2010, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $446,714,900.

As of August 1, 2011, 21,465,091 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of the Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests and weather conditions), (iii) changes in the market prices of shell eggs and feed costs, and (iv) changes that could result from our future acquisition of new flocks or businesses.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2011, we sold approximately 821.4 million dozen shell eggs, which represented approximately 18% of domestic shell egg consumption. Our total flock of approximately 26.8 million layers and 6.7 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2011, specialty shell eggs represented approximately 24% of our shell egg dollar sales, as compared to 21% for fiscal 2010. Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best(TM), Farmhouse(TM), and 4-Grain(TM).  We are a member of the Egg-Land’s Best, Inc. cooperative, which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land’s Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse brand and distribute those shell eggs across the southeast and southwest regions of the United States.   We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark. We also produce market and distribute private label specialty shell eggs to several customers. Sales of specialty shell eggs accounted for approximately 16% of our total shell egg dozen volumes in fiscal 2011, as compared to approximately 14% in fiscal 2010.

We are also a leader in industry consolidation. Since 1989, we have completed sixteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. According to Egg Industry Magazine, there currently are 56 producers who each own more than one million layers and the ten largest producers own approximately 49% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”) reports, since 2000, annual per capita consumption in the United States has varied between 247 and 258 eggs. In calendar year 2010, per capita consumption in the United States was estimated to be 247 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We estimate that over 90% of all shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2011, wholesale large shell egg prices in the southeast region averaged $1.13 per dozen compared to an average of $1.23 per dozen for fiscal years 2008 to 2010.  Based on USDA reports, the Company expects that the table egg laying flock will contract in the upcoming months of calendar year 2011 as compared to the same period in calendar 2010.  Because of higher feed costs, there is a strong disincentive to expand the table egg laying flock.  Although there is an anticipated contraction in the laying flock, shell egg production for the remainder of calendar year 2011 is expected to be slightly above production during the comparable period of calendar year 2010, due to an expected increase in the rate of lay for the table egg laying flock.   Shell egg prices through the calendar year third quarter (i.e. July, August, September) of 2011 are expected to be slightly above the prices for the same period (i.e. July, August, September) of calendar year 2010.   Due to continued weakness in the US economy, shell egg prices through the calendar year fourth quarter (i.e. October, November, December) of 2011 are expected to be slightly lower than shell egg prices during the same period (i.e. October, November, December) of calendar 2010.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Feed prices for fiscal 2011 were higher than the previous year.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed sixteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added eight million layers and 1.5 million growing pullets to our capacity.  Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities and a reduction in eggs produced by contract producers.  The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 28.8 million at June 03, 2006 to approximately 33.5 million as of May 28, 2011.  Also, the number of dozens of shell eggs sold has increased from approximately 683.1 million in the fiscal year ended June 03, 2006 to 821.4 million for the fiscal year ending May 28, 2011.  Net sales amounted to $942.0 million in fiscal 2011 compared to net sales of $477.6 million in fiscal 2006.

We plan to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe that enhancing our national presence will help us further strengthen our relationships with existing customers, who have operations across the United States.

Through exclusive license agreements with Egg-Land’s Best, Inc. in several key territories and our trademarked Farmhouse and 4-Grain brands, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are not as volatile as generic shell egg prices, we believe that growing our specialty eggs business will enhance the stability of our margins. We expect that the price of specialty eggs will remain at a premium to regular shell eggs. We intend to pursue acquisitions that may expand our sales of specialty shell eggs.   As part of our Tampa Farms acquisition in fiscal 2009, we acquired the 4-Grain brand of specialty eggs. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain trademark.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.  Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct.  Because the shell egg production and distribution industry is so fragmented, we believe that our sales of shell eggs during the last fiscal year represented approximately 18% of domestic shell egg sales, and we believe that we are the largest producer and distributor of shell eggs in the United States based on independently prepared industry statistics. We believe that either regulatory approval of any future acquisitions will not be required, or, if required, that we are likely to obtain such approvals.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. At our facilities, we hatch chicks, grow pullets, manufacture feed and produce and distribute shell eggs.  Company-owned facilities accounted for approximately 92% of our total fiscal 2011 egg production, with the balance attributable to contract producers used by us. Under arrangements with our contract producers, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume all market risks.  The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 15.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 37 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.7 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $116.4 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 58% to 64% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  Increases in feed costs which are not accompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  However, higher feed costs may encourage shell egg producers to reduce production, possibly resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Marketing.  Of the 821 million dozen shell eggs sold by us in the fiscal year ended May 28, 2011, our flocks produced 634 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 65.4% of net sales dollars in fiscal 2011 and 71.0% of net sales dollars for fiscal 2010. One customer, Publix Super Markets, Inc., accounted for 10.0% of net sales dollars during fiscal 2011 and 10.1% of net sales dollars for fiscal 2010, and two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 32.6% of net sales dollars during fiscal 2011 and 36.4% of net sales dollars for fiscal 2010.

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

According to USDA reports, for the past five years, annual per capita consumption in the United States has varied between 247 and 258 eggs. Per capita consumption is determined by taking the total supply of eggs for the shell egg industry divided by the entire population in the United States (i.e. all eggs supplied domestically by the shell egg industry are consumed).   While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs in approximately 29 states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We are a major factor in egg marketing in a majority of these states.  Many states in our market area are egg deficit regions.  Egg deficit regions are areas where production of fresh shell eggs is less than total consumption.  Competition from other producers in specific market areas is generally based on price, service, and quality of product.  Strong competition exists in each of our markets.

Seasonality.  Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production.  Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten years, six of our first quarters have resulted in net operating losses, and during this same period, three of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™, 4-Grain, and Farmhouse eggs.  These specialty eggs are intended to meet the demands of consumers who are sensitive to environmental and animal welfare issues.  The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs.  For fiscal 2011, specialty eggs accounted for 24.0% of shell egg dollar sales and 16.1% of shell egg dozens sold, as compared to 21.4% of shell egg dollar sales and 14.4% of shell egg dozens sold in fiscal 2010.  Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs under license from Egg-Land’s Best, Inc. (“EB”) at our existing facilities under EB guidelines.  The product is marketed to our established base of customers at prices that reflect a premium over non-specialty shell eggs. Egg-Land’s Best™ eggs accounted for approximately 15.6% of our shell egg dollar sales in fiscal 2011, as compared to 13.9% in fiscal 2010. Based on dozens sold, Egg-Land’s Best™ eggs accounted for 10.4% of dozens sold for fiscal 2011, as compared to 9.2% in fiscal 2010.  Farmhouse brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains.  Our 4-Grain brand consists of both caged and cage free eggs.   Our hens are fed a diet of four all natural grains, no animal by-products, and all vegetarian feed.  As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives.  In fiscal 2009, we acquired the 4-Grain brand of specialty eggs, which includes organic, all natural, cage-free, vegetarian, and omega-3 eggs.  Farmhouse, 4-Grain and other non-EB specialty eggs accounted for 8.4% of our shell egg dollar sales in fiscal 2011, as compared to 7.5% in fiscal 2010. Farmhouse, 4-Grain, and other non-EB specialty eggs accounted for 5.7% of dozens sold for fiscal 2011, as compared to 5.3% for fiscal 2010.

Egg Products.  Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  In fiscal 2011 egg products represented 3% of our net sales, as compared to 3% in fiscal 2010.  We sell our egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are directly related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and quality of production.

The shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2010, 56 producers with one million or more layers owned 89% of the 286 million total U.S. layers, compared to 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248.0 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names.  We own the trade names Farmhouse, Rio Grande, Sunups, Sunny Meadows and 4-Grain. We do not own any patents or proprietary technologies. We produce and market Egg-Land's BestTM eggs under license agreements with EB.   We believe that these trade names and license agreements are important to our business.  We do not know of any infringing uses that would materially affect the use of these trade names, and we actively defend and enforce them.

Government Regulation.  Our facilities and operations are subject to regulation by various federal, state and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), the USDA, Environmental Protection Agency, Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA and FDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to assure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

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

Employees. As of May 28, 2011, we had approximately 2,100 employees, 1,800 of whom worked in egg production, processing and marketing, 110 of whom were engaged in feed mill operations and 190 of whom were administrative employees, including our executive officers.  Approximately 3% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

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

Our Common Stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “CALM”. On May 28, 2011, the last sale price of our Common Stock on NASDAQ was $28.93 per share. Our fiscal year 2011 ended May 28, 2011, and the first three fiscal quarters of fiscal 2011 ended August 28, 2010, November 27, 2010, and February 26, 2011. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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
P.O. Box 2960
Jackson, Mississippi 39207
Attn.:  Investor Relations

Requests can be made by phone at (601) 948-6813

A copy is also available at our website www.calmainefoods.com.  We intend to disclose any amendments to, or waivers from, the Code of Conduct and Ethics for Directors, Officers and Employees on our website promptly following the date of any such amendment or waiver.  Information contained on our website is not a part of this report.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control.  As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry had geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies appear to be more closely balanced with demand and egg prices again reached record levels during 2007 and 2008.  Egg prices have since retreated from those record price levels due to small increases in industry supply. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain level in the future. In general, a 1% increase or decrease in industry supply will translate into a 7% corresponding change in shell egg prices.

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

Feed cost represents the largest element of our shell egg production (farm) cost, ranging from 58% to 64% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

For the fiscal years 2011, 2010, and 2009, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 32.6%, 36.4%, and 32.9% of our net sales dollars, respectively. For fiscal years 2011 and 2010, Publix Super Markets, Inc., accounted for 10.0% and 10.1% of net sales dollars, respectively. For fiscal years 2011, 2010, and 2009, our top ten customers accounted for 65.4%, 71.0%, and 65.5% of net sales dollars during those periods. We have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.  Further, we may incur significant costs to comply with any such regulations.

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

Shell eggs and shell egg products are susceptible to microbial contamination, and we may be required to or voluntarily recall contaminated products.

Shell eggs and shell egg products are vulnerable to contamination by pathogens, which are naturally occurring disease-producing organisms such as Salmonella.  Shipment of contaminated products, even if inadvertent, may result in a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  In addition, products purchased from other producers may contain contaminants that may be inadvertently redistributed by us.  As such, we may decide or be required to recall a product if we or regulators believe it poses a potential health risk.  For example, in fiscal 2011, there were two separate occasions where we voluntarily recalled shell eggs that we had purchased from other producers.  None of the recalled eggs were produced at Cal-Maine facilities.  We do not maintain insurance to cover recall losses.  Recall costs in fiscal 2011 were not material, but there is no guarantee that future costs will not be. Any product recall could also result in a loss of consumer confidence in our products, which could adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

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

On July 7, 2011, the Humane Society of the United States (“HSUS”) and the United Egg Producers (“UEP”) reached an agreement to work together toward the enactment of comprehensive new federal legislation for all 280 million hens involved in U.S. egg production.  The two groups will jointly ask Congress for federal legislation, which would require egg producers to increase the space per bird in a tiered phase in, with the amount of space birds are given increasing, in intervals, over the next 15 to 18 years. Currently, the majority of birds are each provided 67 square inches of space, with roughly 50 million receiving 48 square inches. The proposed phase-in would culminate with hens nationwide being provided a minimum of 124 - 144 square inches of space, along with certain other improvements noted in the July 7, 2011 agreement.   If this federal legislation is passed we could incur significant costs to conform our operations to meet the requirements of this proposed legislation.   We do not have a current estimate of what these costs will be if this legislation is passed.

We are dependent on our management team, and the loss of any key member of this team may adversely affect the implementation of our business plan in a timely manner.

Our success depends largely upon the continued services of our senior management team, including Fred R. Adams, Jr., our Chairman. The loss or interruption of Mr. Adams’ services or those of one or more of our other executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any significant key-man life insurance on any such persons.

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

Fred R. Adams, Jr., our Chairman of the Board, and his spouse own 30.4% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams owns 74.9% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Director, owns 25.1% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.9% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 53.8%, and Messrs. Adams and Baker and their spouses collectively possess 67.9%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

Current and any future litigation could expose us to significant liabilities and adversely affect our business reputation.

We and certain of our subsidiaries are involved in various legal proceedings.  Litigation is inherently unpredictable, and although we believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, cash flow and financial condition.  For example, we are currently the subject of several antitrust lawsuits, as further described in Item 3 below, the outcome of which we are unable to predict.  Such lawsuits are expensive to defend, divert management’s attention, and may result in significant judgments.  Legal proceedings may also expose us to negative publicity, which could adversely affect our business reputation and customer preference for our products and brands.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed for impairment annually or more frequently should certain impairment indicators arise.  As of May 28, 2011, we had $22.1 million of goodwill.  While we believe that the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business.  For example, we own the trade names Farmhouse, Rio Grande, Sunups, Sunny Meadows and 4-Grain.  We also produce and market Egg-Land’s Best™ under license agreements with EB.  We have invested a significant amount of money in establishing and promoting our trademarked brands.  The loss or expiration of any of our intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products that are substantially similar to those we offer.  This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include three breeding facilities, two hatcheries, five wholesale distribution centers, 20 feed mills, 38 shell egg production facilities, 26 pullet growing facilities, and 36 processing and packing facilities.  We also own interests in two egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

Presently, we own approximately 19,700 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 18 million pullets annually, house 31 million laying hens and control the production of an aggregate total of 30 million layers, with the remainder controlled by contract growers. We also own mills that can produce 700 tons of feed per hour, and processing facilities capable of processing 12,200 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $116.4 million.

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

Both cases allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The McWhorter case focuses on mold and fungi allegedly created by the application of litter, and seeks unspecified damages. The Carroll case also alleges injury from mold and fungi, but focuses primarily on the broiler feed ingredient as the cause of the alleged medical injuries, and seeks unspecified damages. No trial date for either the Carroll or McWhorter case has been set.

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

The trial in the case has been conducted. The trial began in September 2009, and concluded in February 2010. The case was tried to the Court without a jury. We are awaiting a ruling from the Court. We are not able at present to give an opinion regarding the ultimate resolution of the action.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc. filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week seeking recovery of overtime wages not paid, liquidated damages equal to overtime wages not paid, and attorney’s fees. In its present posture, the case is a single-employee action. The plaintiff has, however, requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

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

Six of the eight non-class suits were filed in the same court that is presiding over the putative class actions. One of these cases was voluntarily dismissed without prejudice by the plaintiff.  Another of these cases was filed in the United States District Court for the Western District of Pennsylvania, but the defendants have transferred it to the Eastern District, and it has been consolidated for pretrial proceedings with the other cases. The remaining non-class suit was filed in the District Court of Wyandotte County, Kansas.  The defendants removed this case to the United States District Court for the District of Kansas and then requested that it be transferred to the Eastern District of Pennsylvania and consolidated with the Multidistrict Litigation proceedings in that court. The Judicial Panel on Multidistrict Litigation granted that transfer request, and the case has now been consolidated in the Eastern District of Pennsylvania.  The plaintiffs in this action have filed a motion to remand the case back to the District Court of Wyandotte County, Kansas, but that motion has not been decided.

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

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market under the symbol “CALM”.  The last reported sale price for our Common Stock on July 28, 2011 was $34.60 per share. The following table sets forth the high and low daily sale prices and dividends per share for four quarters of fiscal 2010 and fiscal 2011.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

May 29, 2010	First Quarter	$31.68	$22.76	$0.000
	Second Quarter	29.42	24.90	0.172
	Third Quarter	36.35	27.07	0.483
	Fourth Quarter	38.88	30.60	0.294

May 28, 2011	First Quarter	$34.95	$28.68	$0.067
	Second Quarter	32.15	26.23	0.212
	Third Quarter	34.16	27.71	0.470
	Fourth Quarter	30.43	27.20	0.102

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., Chairman of the Board of Directors (74.9%), and his son-in-law Adolphus Baker, President, Chief Executive Officer and Director of the Company (25.1%).

Stockholders

At July 18, 2011, there were approximately 282 record holders of our Common Stock and approximately 12,700 beneficial owners whose shares were held by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 28, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 28	May 29	May 30	May 31	June 2
	2011	2010	2009 **	2008	2007 **
	52 wks	52 wks	52 wks	52 wks	52 wks
Statement of Operations Data:
Net sales	$941,981	$910,143	$928,812	$915,939	$598,128
Cost of sales	757,050	715,499	724,085	617,383	479,504
Gross profit	184,931	194,644	204,727	298,556	118,624
Selling, general and administrative	101,448	92,040	83,253	74,919	60,394
Operating income	83,483	102,604	121,474	223,637	58,230
Other income (expense):
Interest expense (excluding: non cash interest expense, early extinguishment of debt - includes: interest income)	(6,022)	(6,640)	(4,565)	(3,152)	(4,993)
Interest expense - non cash	—	(88)	(477)	(942)	(882)
Loss on early extinguishment of debt	(2,648)	—	—	—	—
Equity in income of affiliates	4,701	3,507	2,612	6,324	1,699
Gain on sale of stock in Eggland’s BestTM	4,829	—	—	—	—
Other, net	7,328	4,110	2,290	5,699	1,921
	8,188	889	(140)	7,929	(2,255)
Income (loss) before income tax and noncontrolling interest	91,671	103,493	121,334	231,566	55,975
Income tax expense (benefit)	33,403	37,961	41,510	79,530	19,605
Net income including noncontrolling interest	58,268	65,532	79,824	152,036	36,370
Less: Net income (loss) attributable to noncontrolling interest	(2,571)	(2,291)	324	175	(286)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$60,839	$67,823	$79,500	$151,861	$36,656
Net income (loss) per common share:
Basic	$2.55	$2.85	$3.34	$6.41	$1.56
Diluted	$2.54	$2.84	$3.34	$6.40	$1.55

Cash dividends per common share *	$0.85	$0.95	$1.11	$1.34	$0.05

Weighted average shares outstanding:
Basic	23,855	23,812	23,769	23,677	23,526
Diluted	23,942	23,877	23,811	23,733	23,599
Balance Sheet Data:
Working capital	$247,559	$220,186	$137,999	$121,550	$80,552
Total assets	640,843	631,284	582,845	501,236	364,568
Total debt (including current maturities)	88,161	134,673	129,789	97,150	112,852
Total stockholders’ equity	418,877	376,956	333,009	277,367	157,633

Operating Data:
Total number of layers at
period ended (thousands)	26,819	26,326	27,022	21,853	23,181
Total shell eggs sold (millions of dozens)	821.4	805.4	777.9	678.5	685.5

*
Effective October 2, 2008, our Class A Common Stock is paid a dividend rate equal to the rate on our Common Stock.  Prior to that date, Class A shares were paid at 95% of the Common Stock dividend rate.

**
Results for fiscal 2007 include the results of operations of Green Forest Foods, LLC which was consolidated with our operations as of January 24, 2007, and Benton County Foods, LLC, which was consolidated with our operations as of April 20, 2007.  Results for fiscal 2009 include the results of operations of Zephyr Egg, LLC, which was consolidated with our operations as of June 27, 2008, and Tampa Farms, LLC, which was consolidated with our operations as of December 11, 2008.  See Note 2 to the Consolidated Financial Statements included in this Annual Report for a description of these acquisitions in fiscal 2007 and 2009.

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

Overview

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 28, 2011 (52 weeks), May 29, 2010 (52 weeks), and May 30, 2009 (52 weeks) for the most recent three fiscal years.

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

For fiscal 2011, we used contract producers for approximately 8% of our total egg production.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2011, approximately 23% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs.  For fiscal 2011, feed costs averaged about 64% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments. The corn and soybean crops were large for the 2010 crop year; however, national inventories of both commodities are expected to be at very low levels as the crop year comes to a close. Feed ingredient prices have continued to increase sharply since July 2010. Market prices for corn have risen, in part, due to increases in export demand and increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

The purchase of Tampa Farms, LLC described in Note 2 in the notes to the consolidated financial statements is referred to below as the “Acquisition.”  To increase comparability in the results of operations comparison between fiscal 2010 and fiscal 2009, the exclusion of the Acquisition refers to the exclusion of the fiscal 2010 first and second quarter results of operations for Tampa Farms, LLC, because Tampa Farms, LLC was not acquired until the third quarter of fiscal 2009. We also acquired Zephyr Egg, LLC during the first quarter of fiscal 2009, which is described in Note 2 in the notes to the consolidated financial statements.  However, since Zephyr Egg, LLC’s results of operations are included in all four quarters of fiscal 2009 and fiscal 2010, there was no adjustment necessary in the results of operations comparisons for these periods for that acquisition.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended
	May 28, 2011	May 29, 2010	May 30, 2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.4	78.6	78.0
Gross profit	19.6	21.4	22.0
Selling, general & administrative expenses	10.8	10.1	8.9
Operating income	8.8	11.3	13.1
Other income (expense)	0.9	0.1	(0.0)
Income before taxes	9.7	11.4	13.1
Income tax expense	3.5	4.2	4.5
Net income including noncontrolling interests	6.2	7.2	8.6
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	(0.3)	0.1
Net income attributable to Cal-Maine Foods, Inc	6.5%	7.5%	8.5%

Executive Overview of Results – May 28, 2011, May 29, 2010, and May 30, 2009

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control.  Primarily, our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern region of the country.  The following table shows our net income (loss), net average shell egg selling price, feed cost per dozen produced, and the average Urner Barry wholesale large shell egg prices in the southeast region, for each of our three most recent fiscal years.

Fiscal Year ended	May 28, 2011	May 29, 2010	May 30, 2009

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$60,839	$67,823	$79,500

Net average shell egg selling price	$1.10	$1.08	$1.14

Feed cost per dozen produced	$.394	$.349	$.391

Average Urner Barry Spot Egg Market Quotations1	$1.13	$1.12	$1.21

1-	Average daily price for the large market (i.e. generic shell egg) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results correspond with changes in the spot egg market quote.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2003 and 2004, shell egg demand increased at higher than normal trend rates due to the increased popularity of high protein diets.  This demand imbalance caused shell egg prices to increase.  In late fiscal 2004, the popularity of these high protein diets began to diminish, but our egg production had been increased to meet the earlier higher demand levels.  Lower egg prices followed, and we experienced net losses in fiscal 2005 and 2006.  Beginning in the latter part of fiscal 2006, egg supplies appeared to become more aligned with demand. Since that time, the supply-demand balance has tightened.  Tighter supplies resulted in increased prices in fiscal 2007, and prices reached record levels in fiscal 2008.  These increased prices resulted in significantly improved profitability.  In fiscal 2009, egg prices declined as compared to fiscal 2008, due to slight increases in supply.  In fiscal 2010, egg prices continued to decline as compared to fiscal 2009, due to continued increases in industry supply.  Egg sales at the retail level were good, and while there was modest improvement in food service and restaurant sales, overall there is continued weakness in food service and restaurant sales.   For fiscal 2010, our feed costs decreased, as compared to feed costs in fiscal 2009.  For fiscal 2011, our net average selling price increased slightly, but due to higher feed costs our net income decreased.

Fiscal Year Ended May 28, 2011 Compared to Fiscal Year Ended May 29, 2010

Net Sales.  In fiscal 2011, approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the fiscal year ended May 28, 2011 were $942.0 million, an increase of $31.8 million, or 3.5%, from net sales of $910.1 million for fiscal 2010.  In fiscal 2011 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2010. In fiscal 2011 total dozens of shell eggs sold were 821.4 million, an increase of 16.0 million dozen, or 2.0%, compared to 805.4 million sold in fiscal 2010. Our average selling price of shell eggs increased from $1.079 per dozen for fiscal 2010 to $1.098  per dozen for fiscal 2011, an increase of $0.019 per dozen, or 1.8%.  Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$941,981	$910,143	$242,381	$222,088

Non-specialty shell egg sales	684,470	682,601	174,846	163,941
Specialty shell egg sales	217,766	186,507	56,923	48,110
Other	3,501	2,605	950	601
Net shell egg sales	$905,737	$871,713	$232,719	$212,652

Net shell egg sales as a percent of total net sales	96%	96%	96%	96%

Non- specialty shell egg dozens sold	689,045	689,316	172,145	165,216
Specialty shell egg dozens sold	132,375	116,083	34,018	29,964
Total dozens sold	821,420	805,399	206,163	195,180

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2011, non-specialty shell eggs represented approximately 75.6% of our shell egg dollar sales, as compared to 78.3% for fiscal 2010.   Sales of non-specialty shell eggs accounted for approximately 83.9% of our total shell egg dozen volumes in fiscal 2011, as compared to 85.6% in fiscal 2010.

For the thirteen-week period ended May 28, 2011, non-specialty shell eggs represented approximately 75.1% of our shell egg dollar sales, as compared to 77.1% for the thirteen-week period ended May 29, 2010.   For the thirteen-week period ended May 28, 2011, non-specialty shell eggs accounted for approximately 83.5% of the total shell egg dozen volume, as compared to 84.6% for the thirteen-week period ended May 29, 2010.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.   For fiscal 2011, specialty eggs accounted for 24.0% of shell egg dollar sales, as compared to 21.4% in fiscal 2010, and 16.1% of shell egg dozens sold in fiscal 2011, as compared to 14.4% in fiscal 2010.  They are a growing part of the shell egg market.  Due to healthier eating trends, the volume of specialty eggs continues to increase.   From fiscal 2010 to fiscal 2011, the volume of specialty eggs sold increased by 14.0%.

For the thirteen-week period ended May 28, 2011, specialty shell eggs represented approximately 24.5% of our shell egg dollar sales, as compared to 22.6% for the thirteen-week period ended May 29, 2010.   For the thirteen-week period ended May 28, 2011, specialty shell eggs accounted for approximately 16.5% of the total shell egg dozen volume, as compared to 15.4% for the thirteen-week period ended May 29, 2010.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  For fiscal 2011 our egg product sales were $26.9 million, a decrease of $500,000 or 1.8%, as compared to $27.4 million for fiscal 2010.  Our volume of egg products sold for fiscal 2011 was 53.8 million pounds, a decrease of 5.7 million pounds or 9.6%, as compared to 59.5 million pounds for fiscal 2010.  This decrease is due to reduced production at our American Egg Products facility from reduced levels of shell eggs provided to American Egg Products from the Company’s shell egg operations. Egg products are primarily sold into the institutional and food service sectors, which continue to have weak demand.  In fiscal 2011, the price per pound of egg products sold was $0.500 as compared to $0.461 for fiscal 2010, which is an increase of 8.6%.  Prices received for our egg products increased in the most recent fiscal year due to a favorable change in the mix of products sold.   Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For fiscal 2011, egg product sales for AEP were $13.6 million, as compared to $15.5 million for fiscal 2010, a decrease of $1.9 million, or 12.3%.  For AEP the volume of egg products sold for fiscal 2011 was 28.2 million pounds, a decrease of 7.0 million pounds, or 19.9%, as compared to 35.2 million pounds for fiscal 2010. The egg product sales for TEP in fiscal 2011 were $13.4 million, as compared to $11.9 million for fiscal 2010, an increase of $1.5 million or 12.5%. For TEP the volume of egg products sold for fiscal 2011 was 25.6 million pounds, an increase of 1.3 million pounds, or 5.4%, as compared to 24.3 million pounds for fiscal 2010.   As described in Note 1 in the notes to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

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

The following table presents the key variables affecting our cost of sales.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
(Amounts in thousands)	May 28, 2011**	May 29, 2010	May 28, 2011***	May 29, 2010
Cost of Sales:
Farm production	$381,386	$362,338	$103,449	$86,464
Processing and packaging	114,868	110,885	28,866	27,004
Outside egg purchases	207,089	192,818	54,416	44,923
Other costs	28,575	23,424	7,842	2,838
Total shell eggs	$731,918	$689,465	$194,573	$161,229
Egg products	22,375	24,177	6,332	5,880
Other	2,757	1,857	76	303
Total	$757,050	$715,499	$200,981	$167,412

Farm production cost (cost per dozen produced)
Feed	$0.394	$0.349	$0.447	$0.327
Other	0.221	0.217	0.226	0.223
Total	$0.615	$0.566	$0.673	$0.550

Outside egg purchases (average cost per dozen)	$1.105	$1.167	$1.121	$1.183

Dozen Produced	634,009	640,174	157,621	157,207
Dozen Purchased*	187,411	165,225	48,542	37,973
Dozen Sold	821,420	805,399	206,163	195,180

*	Net of processing loss and inventory adjustments

**
Cost of sales for fiscal 2011 was reduced by $6.1 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire in (See Note 7 in the notes to consolidated financial statements)

***
Cost of sales for the thirteen-week period ending May 28, 2011 was reduced by $2.1 million for proceeds received under our business interruption coverage related to the finalization of the Farwell, Texas fire insurance claim in the fourth quarter of fiscal 2011.

Cost of sales for the fiscal year ended May 28, 2011 was $757.1 million, an increase of $41.6 million, or 5.8%, as compared to cost of sales of $715.5 million for fiscal 2010. On a comparable basis, dozens produced decreased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2011. Although the cost per dozen for outside egg purchases declined, the cost of shell eggs purchased from outside producers increased due to the increased volume of shell eggs purchased.   This fiscal year we produced 77% of the eggs sold by us, as compared to 79% for the previous year. Feed cost for fiscal 2011 was $.394 per dozen, compared to $.349 per dozen for the prior fiscal year, an increase of 12.9%.  Gross profit decreased from 21.4% of net sales for fiscal 2010 to 19.6% of net sales for fiscal 2011.

Cost of sales for the thirteen-week period ended May 28, 2011 was $201.0 million, an increase of $33.6 million, or 20.1%, as compared to cost of sales of $167.4 million for the thirteen-week period ended May 29, 2010.

Selling, General and Administrative Expenses.

	Fiscal Years Ended (52 weeks)
	May 28, 2011	May 29, 2010	Change
Category	(Amounts in thousands)
Stock compensation expense	$(151)	$2,186	$(2,337)
Specialty egg expenses	28,736	21,362	7,374
Payroll and overhead	22,059	19,927	2,132
Other expenses	19,109	20,055	(946)
Delivery expense	31,695	28,510	3,185
Total	$101,448	$92,040	$9,408

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $101.4 million in fiscal 2011, an increase of $9.4 million or 10.2%, as compared to $92.0 million for fiscal 2010. Stock based compensation plan expense decreased $2.3 million for the current fiscal year. The calculation of stock based compensation plan expense is dependent on the closing stock price of the Company’s Common Stock. From the fiscal year ended May 30, 2009 to May 29, 2010, the Common Stock price increased from $24.37 at May 30, 2009 to $32.37 at May 29, 2010, which is a 32.8% increase. From the fiscal year ended May 29, 2010 to May 28, 2011, the Common Stock price decreased from $32.37 at May 29, 2010 to $28.93 at May 28, 2011, which is a 10.6% decrease.   Specialty egg expenses represent advertising, commissions, royalties, and franchise fees as they are incurred with sales of our specialty eggs.  The expense increase is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year as well as increased promotional activities. Payroll and overhead increased as compared to the same period the prior year due to higher performance based bonuses paid in the current year.  Other selling, general and administrative expenses decreased due to decreases in legal, audit, and general insurance expenses. Delivery expense increased due to higher fuel costs and increased costs for the use of outside trucking. As a percent of net sales, selling, general and administrative expense increased from 10.1% for fiscal 2010 to 10.8% for fiscal 2011.

	Fiscal Years Ended (13 weeks)
	May 28, 2011	May 29, 2010	Change
Category	(Amounts in thousands)
Stock compensation expense	$156	$170	$(14)
Specialty egg expenses	8,207	5,228	2,979
Payroll and overhead	6,240	5,426	814
Other expenses	4,578	4,253	325
Delivery expense	8,521	7,066	1,455
Total	$27,702	$22,143	$5,559

Selling, general and administrative expense was $27.7 million for the thirteen-week period ended May 28, 2011, an increase of $5.6 million or 25.1%, as compared to $22.1 million for the thirteen-week period ending May 29, 2010.

Operating Income.   As a result of the above, our operating income was $83.5 million for fiscal 2011, as compared to operating income of $102.6 million for fiscal 2010.  Operating income as a percent of sales for fiscal 2011 was 8.8%, as compared to operating income of 11.3% for fiscal 2010.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates and interest expense. Other income for fiscal 2011 was $8.2 million as compared to other income of $889,000 for fiscal 2010. Net interest expense decreased by $706,000 as compared to last fiscal year.  We recorded a loss of $2.6 million on the early extinguishment of debt with John Hancock Life Insurance Company in fiscal 2011.   Rates earned on invested cash balances were lower in the current year.  In fiscal 2011, we recorded patronage refunds and dividends from Eggland’s BestTM (“EB”), a marketing cooperative, for $5.3 million, as compared to $3.3 million in fiscal 2010. In addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. We account for our investment in EB on the cost method. Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $1.2 million, as compared to $769,000 in the prior year, and it also recognized a gain of $1.6 million from the sale of non-voting stock in EB. Our one-half portion of the amounts received by Specialty Eggs, LLC from EB is $1.4 million. In fiscal 2011, we finalized our insurance claim on the Farwell, Texas fire and recorded a gain of $1.8 million on the fixed assets that were destroyed in this fire. As a percent of net sales, other income was 0.9% for fiscal 2011, as compared to other income of 0.1% for fiscal 2010.

Income Taxes.   For the fiscal year ended May 28, 2011, our pre-tax income was $91.7 million, as compared to $103.5 million for fiscal 2010.  Income tax expense of $33.4 million was recorded for fiscal 2011 with an effective income tax rate of 36.4%, as compared to $38.0 million for fiscal 2010 with an effective income tax rate of 36.7%.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest for fiscal 2011 was $2.6 million as compared to net loss attributable to noncontrolling interest of $2.3 million for fiscal 2010.

Net Income.  As a result of the above, net income for fiscal 2011 was $60.8 million, or $2.55 per basic share and $2.54 per diluted share, as compared to $67.8 million, or $2.85 per basic share and $2.84 per diluted share for fiscal 2010.

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

On a comparable basis, excluding the Acquisition, net sales for fiscal 2010 were $865.6 million, a decrease of $63.2 million, or 6.8%, as compared to net sales of $928.8 million for fiscal 2009.   Dozens sold for fiscal 2010, excluding the Acquisition, were 764.3 million, a decrease of 13.6 million, or 1.7% as compared to 777.9 million for fiscal 2009.

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

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.   For fiscal 2010, specialty eggs accounted for 21.4% of shell egg dollar sales, as compared to 19.0% in fiscal 2009, and 14.4% of shell egg dozens sold in fiscal 2010, as compared to 13.8% in fiscal 2009.  They are a rapidly growing part of the shell egg market.  Due to healthier eating trends, the volume of specialty eggs continues to increase.   From fiscal 2009 to fiscal 2010, the volume of specialty eggs sold increased by 8.5%.

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

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  For fiscal 2010 our egg product sales were $27.4 million, a decrease of $6.5 million or 19.2%, as compared to $33.9 million for fiscal 2009.  Our volume of egg products sold for fiscal 2010 was 59.5 million pounds, an increase of 2.1 million pounds or 3.7%, as compared to 57.4 million pounds for fiscal 2009.  In fiscal 2010, the price per pound of egg products sold was $0.461 as compared to $0.591 for fiscal 2009, which is a decrease of 22.0%.  Egg products are primarily sold into the institutional and food service sectors, which continue to have weak demand. This led to significant declines in the wholesale price of the three primary forms of egg products that we sell. Our egg products are sold through AEP and TEP.  For fiscal 2010, egg product sales for AEP were $15.5 million, as compared to $19.6 million for fiscal 2009, a decrease of $4.1 million, or 20.9%.  For AEP the volume of egg products sold for fiscal 2010 was 35.2 million pounds, an increase of 1.2 million pounds, or 3.5%, as compared to 34.0 million pounds for fiscal 2009. The egg product sales for TEP in fiscal 2010 were $11.9 million, as compared to $14.3 million for fiscal 2009, a decrease of $2.4 million or 16.8%. For TEP the volume of egg products sold for fiscal 2010 was 24.3 million pounds, an increase of 900,000 pounds, or 3.8%, as compared to 23.4 million pounds for fiscal 2009.   As described in Note 1 to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

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

The following table presents the key variables affecting our cost of sales.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
(Amounts in thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Cost of Sales:
Farm production	$362,338	$364,208	$86,464	$95,522
Processing and packaging	110,885	103,151	27,004	27,566
Outside egg purchases	192,818	200,345	44,923	43,733
Other costs	23,424	24,579	2,838	3,112
Total shell eggs	$689,465	$692,283	$161,229	$169,933
Egg products	24,177	29,689	5,880	5,353
Other	1,857	2,113	303	408
Total	$715,499	$724,085	$167,412	$175,694

Farm production cost (cost per dozen produced)
Feed	$0.349	$0.391	$0.327	$0.376
Other	0.217	0.218	0.223	0.217
Total	$0.566	$0.609	$0.550	$0.593

Outside egg purchases (average cost per dozen)	$1.167	$1.114	$1.183	$1.162

Dozen Produced	640,174	598,042	157,207	161,082
Dozen Purchased*	165,225	179,843	37,973	44,175
Dozen Sold	805,399	777,885	195,180	205,257

* Net of processing loss and inventory adjustments

Cost of sales for the fiscal year ended May 29, 2010 was $715.5 million, a decrease of $8.6 million, or 1.2%, as compared to cost of sales of  $724.1 million for fiscal 2009. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers decreased and cost of feed ingredients decreased in fiscal 2010. The cost per dozen of shell eggs purchased from outside producers increased due to the volume of specialty shell eggs purchased.   However, due to a lower volume of dozens purchased from outside producers, the cost of outside egg purchases decreased in fiscal 2010 as compared to fiscal 2009.   This fiscal year we produced 79% of the eggs sold by us, as compared to 77% for the previous year. Feed cost for fiscal 2010 was $.349 per dozen, compared to $.391 per dozen for the prior fiscal year, a decrease of 10.7%.  Gross profit decreased from 22.0% of net sales for fiscal 2009 to 21.4% of net sales for fiscal 2010.

On a comparable basis, excluding the Acquisition, cost of sales for fiscal 2010 was $676.4 million, a decrease of $47.7 million, or 6.6%, as compared to cost of sales of $724.1 million for fiscal 2009.

Cost of sales for the thirteen-week period ended May 29, 2010 was $167.4 million, a decrease of $8.3 million, or 4.7%, as compared to cost of sales of $175.7 million for the thirteen-week period ended May 30, 2009.

Selling, General and Administrative Expenses.

	Fiscal Years Ended (52 weeks)
	Actual	Less: Acquisition	Net
	May 29, 2010	May 29, 2010	May 29, 2010	May 30, 2009	Change
Category	(Amounts in thousands)
Stock compensation expense	$2,186	$—	$2,186	$495	$1,691
Specialty egg expenses	21,362	502	20,860	18,879	1,981
Payroll and overhead	19,927	723	19,204	19,220	(16)
Other expenses	20,055	2,749	17,306	17,951	(645)
Delivery expense	28,510	2,747	25,763	26,708	(945)
Total	$92,040	$6,721	$85,319	$83,253	$2,066

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $92.0 million in fiscal 2010, an increase of $8.7 million or 10.4%, as compared to $83.3 million for fiscal 2009. Excluding the Acquisition, selling, general and administrative expense for fiscal 2010 was $85.3 million, an increase of $2.0 million, or 2.4%, as compared to $83.3 million for fiscal 2009.   Stock based compensation plan expense increased $1.7 million for the current fiscal year due mainly to an increase in the closing price of the Company’s Common Stock.  The calculation of stock based compensation plan expense is dependent on the closing stock price of the Company’s Common Stock, which increased from $24.37 at May 30, 2009 to $32.37 at May 29, 2010, representing a 32.8% increase.   Specialty egg expenses represent advertising, commissions, and franchise fees as they are incurred with sales of our specialty eggs.  The expense increase is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.  Payroll and overhead expenses decreased slightly but were approximately the same as last year.  Other selling, general and administrative expenses decreased due to decreases in legal, audit, and general insurance expenses. Delivery expense decreased due to lower costs for the use of outside trucking. As a percent of net sales, selling, general and administrative expense increased from 8.9% for fiscal 2009 to 10.1% for fiscal 2010.

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

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest for fiscal 2010 was $2.3 million as compared to net income attributable to noncontrolling interest of $324,000 for fiscal 2009.

Net Income.  As a result of the above, net income for fiscal 2010 was $67.8 million, or $2.85 per basic share and $2.84 per diluted share, as compared to $79.5 million, or $3.34 per basic and diluted share for fiscal 2009.

Capital Resources and Liquidity.  Our working capital at May 28, 2011was $247.6 million compared to $220.2 million at May 29, 2010. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.30 at May 28, 2011 as compared with 2.87 at May 29, 2010. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at May 28, 2011, including current maturities, amounted to $88.2 million, as compared to $134.7 million at May 29, 2010.

For the fiscal year ended May 28, 2011, $62.3 million in net cash was provided by operating activities. This compares to $116.7 million of net cash provided by operating activities for the fiscal year ended May 29, 2010.  For fiscal 2011, approximately $137.2 million was provided from the sale of short-term investments, $156.9 million was used for the purchase of short-term investments and net $3.1 million was provided by notes receivable and investments in nonconsolidated subsidiaries. We received $4.8 million from the sale of non-voting stock in EB. Approximately $1.9 million was provided from disposal of property, plant and equipment and $20.7 million was used for purchases of property, plant and equipment. Approximately $24.9 million was used for payment of dividends on common stock, $46.5 million was used for principal payments on long-term debt, and $2.6 million was used for payment of a fee connected with the early extinguishment of debt. Approximately $143,000 was received from the issuance of Common Stock from treasury after the exercise of 24,000 stock options having a strike price of $5.93 per share. Approximately $421,000 was used for an equity contribution to South Texas Protein, LLC. The net result of these activities was a decrease in cash of approximately $41.8 million since May 29, 2010.

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

Certain of our property, plant, and equipment collateralize our notes payable and senior secured notes.  Our long-term debt is described in Note 9 in the notes to the consolidated financial statements. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 28, 2011, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Capital expenditure requirements are expected to be for the normal repair and replacement of our facilities. We have completed construction of a new integrated layer production complex in Farwell, Texas to replace our Albuquerque, New Mexico complex, which ceased egg production in fiscal 2007. The facility was expected to cost approximately $32.0 million, and was estimated to be complete in January 2010. As of May 28, 2011, capital expenditures related to construction of this complex were approximately $39.5 million (including replacement capital expenditures related to the fire mentioned below).

On July 9, 2009, a fire damaged the Farwell, Texas egg production complex. The 700-acre facility includes a processing plant, feed mill, two pullet houses, and nine layer houses. The fire completely destroyed four of the nine layer houses, with additional loss of laying hens at a fifth house due to smoke inhalation. The effects of lost production and additional expenses related to the fire have been substantially reimbursed by the Company’s insurance carriers. The Company received $16.4 million in proceeds from its insurance carriers to cover its losses due to the fire. The book value of assets written off and expenses incurred, net of amounts reclassified to construction in progress and other assets, as the result of the fire totaled $9.1 million . Insurance proceeds were recognized in the consolidated income statement for fiscal 2010 to offset the assets written off and expenses incurred. Construction to rebuild the destroyed houses is complete. In addition, the Company added a tenth layer house at the complex which has added capacity above the original design. The property damage claim and the business interruption claim related to the Farwell fire were finalized in the fourth quarter of fiscal 2011.

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

We currently have a $1.1 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control. We are currently making annual payments of approximately $163,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.1 million deferred tax liability would not affect our consolidated statement of income or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward, we believe that our current cash balances, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Off-Balance Sheet Arrangements

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10.8 million at May 28, 2011. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized. On July 11, 2008, this debt was refinanced for a term of ten years. There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

Contractual Obligations

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 9, and on lease obligations in Note 8, in the notes to the consolidated financial statements.

	Total	2012	2013	2014	2015	2016	Over 5 years
Long-Term Debt (Principal)	$88,161	$11,743	$11,156	$10,366	$8,946	$8,526	$37,424
Long-Term Debt (Interest)	22,727	5,043	4,358	3,681	3,106	2,578	3,961
Operating Leases	3,630	1,177	977	449	357	225	445
Total	$114,518	$17,963	$16,491	$14,496	$12,409	$11,329	$41,830

 Impact of Recently Issued Accounting Standards.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fourth quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 2, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 will be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU 2011-05 will be effective for the Company in fiscal 2013.

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

Investment in Affiliates.   We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  Our ownership percentages in these companies range from less than 20% to 50%.  Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $19.1 million at May 28, 2011. The combined total assets and total liabilities of these companies were approximately $123.1 million and $69.4 million, respectively, at May 28, 2011. We are a guarantor of approximately $5.4 million of long-term debt of one of the affiliates.

Goodwill.    At May 28, 2011, our goodwill balance represented 3.5% of total assets and 5.3% of stockholders’ equity.  Goodwill relates to the following:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our interest expense is sensitive to changes in the general level of U.S. interest rates.  We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $3.3 million at May 28, 2011.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheet of Cal-Maine Foods, Inc. and Subsidiaries as of May 28, 2011 and May 29, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 28, 2011.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 28, 2011 and May 29, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended May 28, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 3, 2011, expressed an unqualified opinion.

/S/ FROST, PLLC

Little Rock, Arkansas
August 3, 2011

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	May 28	May 29
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$57,679	$99,453
Investment securities available-for-sale	118,750	76,702
Investment securities trading	—	22,900
Receivables:
Trade receivables, less allowance for doubtful
accounts of $686 in 2011 and $595 in 2010	54,774	43,212
Insurance claims receivable	5,008	—
Other	3,008	375
	62,790	43,587

Inventories	110,021	93,968
Prepaid expenses and other current assets	5,801	1,550
Total current assets	355,041	338,160

Other assets:
Other investments	19,142	17,708
Notes receivable – noncurrent	3,049	—
Goodwill	22,117	22,117
Other intangible assets	10,063	12,523
Other long-lived assets	6,544	6,665
	60,915	59,013
Property, plant and equipment, less accumulated depreciation	224,887	234,111
Total assets	$640,843	$631,284

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$50,122	$37,479
Accrued dividends payable	2,424	7,009
Accrued wages and benefits	10,802	9,426
Accrued expenses and other liabilities	8,621	14,106
Current maturities of long-term debt	11,743	29,974
Deferred income taxes	23,770	19,980
Total current liabilities	107,482	117,974

Long-term debt, less current maturities	76,418	104,699
Other noncurrent liabilities	3,346	3,299
Deferred income taxes	34,720	28,356
Total liabilities	221,966	254,328

Commitments and contingencies – See Notes 8, 9, & 14

Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2011 and 2010
Issued 35,130 shares in 2011 and 2010 with
21,465 and 21,441 shares outstanding respectively	351	351
Class A common stock, $.01 par value
Authorized shares - 2,400 in 2011 and 2010
Issued and outstanding shares - 2,400 in 2011 and 2010	24	24
Paid-in capital	33,419	32,699
Retained earnings	406,361	365,821
Accumulated other comprehensive loss, net of tax	(320)	—
Common stock in treasury, at cost –13,665 shares in 2011
and 13,689 in 2010	(20,929)	(20,966)
Total Cal-Maine Foods, Inc. stockholders' equity	418,906	377,929
Noncontrolling interest in consolidated entities	(29)	(973)
Total stockholders’ equity	418,877	376,956
Total liabilities and stockholders' equity	$640,843	$631,284
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	Fiscal years ended
	May 28	May 29	May 30
	2011	2010	2009
Net sales	$941,981	$910,143	$928,812
Cost of sales	757,050	715,499	724,085
Gross profit	184,931	194,644	204,727
Selling, general and administrative	101,448	92,040	83,253
Operating income	83,483	102,604	121,474

Other income (expense):
Interest expense	(6,856)	(7,616)	(7,096)
Interest income	834	888	2,054
Loss on early extinguishment of debt	(2,648)	—	—
Gain on sale of stock in Eggland’s BestTM	4,829	—	—
Equity in income of affiliates	4,701	3,507	2,612
Other, net	7,328	4,110	2,290
	8,188	889	(140)
Income before income taxes and noncontrolling interest	91,671	103,493	121,334
Income tax expense	33,403	37,961	41,510
Net income including noncontrolling interest	58,268	65,532	79,824
Less: Net income (loss) attributable to noncontrolling interest	(2,571)	(2,291)	324
Net income attributable to Cal-Maine Foods, Inc.	$60,839	$67,823	$79,500

Net income per share:
Basic	$2.55	$2.85	$3.34
Diluted	$2.54	$2.84	$3.34
Weighted average shares outstanding:
Basic	23,855	23,812	23,769
Diluted	23,942	23,877	23,811
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Interests	Total
Balance at May 31, 2008	35,130	$351	2,400	$24	13,813	$(21,156)	$29,697	$267,616	$(852)	$1,687	$277,367

Dividends	-	-	-	-	-	-	-	(26,493)	-	-	(26,493)
Distributions	-	-	-	-	-	-	-	-	-	(1,053)	(1,053)
Issuance of common stock from treasury	-	-	-	-	(72)	111	2,183	-	-	-	2,294
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218

Net income for fiscal 2009	-	-	-	-	-	-	-	79,500	-	324	79,824
Unrealized gain on securities, net of tax	-	-	-	-	-	-	-	-	852	-	852
Total comprehensive income											80,676

Balance at May 30, 2009	35,130	$351	2,400	$24	13,741	$(21,045)	$32,098	$320,623	$-	$958	$333,009

Dividends	-	-	-	-	-	-	-	(22,625)	-	-	(22,625)
Distributions	-	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Contributions	-	-	-	-	-	-	-	-	-	1,497	1,497
Issuance of common stock from treasury	-	-	-	-	(52)	79	383	-	-	-	462
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218
Net income (loss) for fiscal 2010	-	-	-	-	-	-	-	67,823	-	(2,291)	65,532

Balance at May 29, 2010	35,130	$351	2,400	$24	13,689	$(20,966)	$32,699	$365,821	$-	$(973)	$376,956

Dividends	-	-	-	-	-	-	-	(20,299)	-	-	(20,299)
Capital contributions - South Texas Protein, LLC	-	-	-	-	-	-	-	-	-	4,544	4,544
Deconsolidation of South Texas Protein, LLC	-	-	-	-	-	-	-	-	-	(1,029)	(1,029)
Issuance of common stock from treasury	-	-	-	-	(24)	37	106	-	-	-	143
Vesting of stock based compensation	-	-	-	-	-	-	218	-	-	-	218
Tax benefit on nonqualifying disposition of incentive stock options	-	-	-	-	-	-	396	-	-	-	396

Net income (loss) for fiscal 2011	-	-	-	-	-	-	-	60,839	-	(2,571)	58,268
Unrealized loss on securities, net of tax	-	-	-	-	-	-	-	-	(320)	-	(320)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	57,948

Balance at May 28, 2011	35,130	$351	2,400	$24	13,665	$(20,929)	$33,419	$406,361	$(320)	$(29)	$418,877

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	May 28	May 29	May 30
	2011	2010	2009
Cash flows from operating activities
Net income including noncontrolling interests	$58,268	$65,532	$79,824
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	30,754	31,785	29,558
Deferred income taxes	10,354	2,066	11,035
Equity in income of affiliates	(4,701)	(3,507)	(2,612)
Property and equipment impairment charge	1,524	—	—
Gain on sale of Eggland’s BestTM stock	(4,829)	—	—
Gain on deconsolidation of variable interest entity	(1,067)	—	—
Gain on disposal of property, plant and equipment	(2,219)	(67)	(1,062)
Loss on early extinguishment of debt	2,648	—	—
Stock compensation (benefit) expense, net of amounts paid	(2,392)	(533)	(2,722)
Interest on purchase obligation	—	88	477
Change in operating assets and liabilities, net of effects from acquisitions
Receivables and other assets	(22,200)	13,106	(5,062)
Inventories	(16,112)	5,311	(2,911)
Accounts payable, accrued expenses and other liabilities	12,282	2,887	4,757
Net cash provided by operating activities	62,310	116,668	111,282

Cash flows from investing activities
Purchases of investments	(156,906)	(82,824)	(21,453)
Sales of investments	137,238	31,537	15,388
Acquisition of businesses, net of cash acquired	—	(508)	(91,223)
Payments received from sale of Eggland’s BestTM stock	4,829	—	—
Payments received on notes receivable and from investments in affiliates	3,587	4,785	1,674
Purchases of property, plant and equipment	(20,742)	(20,786)	(26,112)
Increase in notes receivable and investments in affiliates	(516)	(705)	(896)
Net proceeds from disposal of property, plant and equipment	1,905	6,950	128
Net cash used in investing activities	(30,605)	(61,551)	(122,494)

Cash flows from financing activities
Long-term borrowings	—	30,000	55,661
Principal payments on long-term debt	(46,512)	(25,667)	(23,022)
Payment for early extinguishment of debt	(2,648)	—	—
Equity contribution to South Texas Protein, LLC	421	—	—
Payment of purchase obligation	—	(8,149)	(14,561)
Stock options exercised	143	308	427
Payments of dividends	(24,883)	(19,039)	(35,268)
Net cash used in financing activities	(73,479)	(22,547)	(16,763)
Increase (decrease) in cash and cash equivalents	(41,774)	32,570	(27,975)

Cash and cash equivalents at beginning of year	99,453	66,883	94,858
Cash and cash equivalents at end of year	$57,679	$99,453	$66,883

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$28,934	$14,381	$42,342
Interest (net of amount capitalized and extinguishment fees)	6,449	6,876	6,164

Supplemental schedule of non-cash investing and financing activity:
Notes receivable from noncontrolling interest holders in South Texas Protein, LLC, for capital contribution	$4,123	$—	$—

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
May 28, 2011

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

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two affiliated customers, on a combined basis, accounted for 32.6%, 36.4% and 32.9% of the Company’s net sales in fiscal 2011, 2010 and 2009, respectively. Another customer accounted for 10.0% and 10.1% of the Company’s net sales in fiscal 2011 and 2010, respectively.

 Fiscal Year
The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 28, 2011 (52 weeks), May 29, 2010 (52 weeks), May 30, 2009 (52 weeks), for the most recent three fiscal years.

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

At May 28, 2011, the Company has a variable interest in one entity in which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows of this entity pursuant to ASC 810.   The Company has a 37% ownership interest in Texas Egg Products, LLC (“TEP”) and leases to TEP its operating facility.  TEP processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry.

The Company has a 43% ownership interest in South Texas Protein, LLC (“STP”), a spent hen processing facility.  We had a variable interest in STP and consolidated their financial statements in prior periods in accordance with ASC 810 as we were the primary beneficiary. Through April 2011, we leased the primary operating facility to STP and provided STP certain financial support.  In April 2011, we terminated the operating lease and STP ceased operations.   After STP ceased operations in April 2011, we are no longer the primary beneficiary, and we no longer consolidate their financial results. Subsequent to the deconsolidation, STP is accounted for under the equity method of accounting.

In fiscal 2011, during the course of the Company’s strategic review of STP, the Company assessed the recoverability of the carrying value of STP’s primary operating facility and certain special purpose equipment, which resulted in impairment losses of $1,524. These losses reflect the amounts by which the carrying values of these assets exceeded their estimated fair values. The impairment loss is recorded as a component of ‘‘Cost of sales’’ in the Consolidated Statements of Income for fiscal 2011.

Total assets of the VIEs for which the Company is the primary beneficiary totaled $1,689 for fiscal 2011 and $2,190 for fiscal 2010, net of elimination of intercompany balances.  The total assets of the VIEs for which the Company is the primary beneficiary represent 0.3% of the total assets shown in the consolidated balance sheets for fiscal periods 2011 and 2010.  Fiscal 2010 totals include amounts for STP.  We were the primary beneficiary of one VIE, TEP, at May 28, 2011.   Fiscal 2011 totals do not include amounts for STP.  Fiscal 2011 totals include amounts for TEP only.

Assets and liabilities of VIEs included in the Company’s consolidated balance sheets are as follows at May 28, 2011 and May 29, 2010:

	May 28, 2011	May 29, 2010*
Current assets
Cash	$38	$324
Receivables
Trade receivables, less allowance for doubtful accounts of $10 and $55, respectively	1,240	1,115
Inventories	189	381
Prepaid expenses and other current assets	116	137
Total current assets	1,583	1,957

Other long-lived assets	3	20
Property, plant and equipment, less accumulated depreciation	103	213
Total assets	$1,689	$2,190

Current liabilities
Accounts payable	$353	$366
Accrued expenses	34	36
Notes Payable	552	552
Total current liabilities	939	954

Total liabilities	939	954

Equity	$750	$1,236

*The May 29, 2010 totals include the financial results of STP

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

Investment Securities
Our investment securities are accounted for in accordance with ASC 320 (Investments-Debt and Equity Securities)  Under ASC 320, the Company considers all of its investment securities, for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At May 29, 2010, there were no significant unrealized gains or losses. At May 28, 2011, we had  an unrealized loss of $320, net of tax, which is included  in the line item “Accumulated other comprehensive loss, net of tax” on our Consolidated Balance Sheet as of May 28, 2011. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

We previously held auction rate securities (“ARS”) which were purchased from UBS Financial Services Inc. (“UBS”). On June 30, 2010, we exercised a put option that allowed us to sell our ARS back to UBS at par. The par value of these securities was $22,900. These ARS served as collateral for a $14,799 line of credit with UBS. Proceeds received from the sale of the ARS to UBS were used to pay this debt.

At May 28, 2011 and May 29, 2010, we had $118,750 and $76,702, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds, or money market funds which contain the aforementioned securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

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

Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $54,774 at May 28, 2011 and $43,212 at May 29, 2010. Trade receivables are presented net of an allowance for doubtful accounts of $686 at May 28, 2011 and $595 at May 29, 2010. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At May 28, 2011 and May 29, 2010, two affiliated customers accounted for 32% and 29% of the Company’s trade accounts receivable, respectively.

Notes Receivable
In April 2011, the Company received $3,811 in notes from the noncontrolling members in STP. Since it has ceased operations, we deconsolidated STP in April 2011. Upon the deconsolidation of STP, amounts owed to the Company by STP were apportioned to the members according to their ownership percentage.   These notes are payable to the Company.  The notes have a maturity of five years. The notes bear interest at 2.46%.  We also have a note receivable of $262 due from one of our trade customers at May 28, 2011.  We had a note receivable of $64 due from one of our trade customers at May 29, 2010.  Notes receivable from our trade customers are non-interest bearing, except in the event of default whereby the interest rate becomes 18%.   The notes are recorded at amortized cost.  We recognize interest income on these notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan.   In management’s opinion, these notes are collectible. The notes receivable are due as follows: $1,025 in 2012, $763 in 2013, $763 in 2014, $763 in 2015, and $760 in 2013.   The current amount due is included in the “Receivables” section of our Consolidated Balance Sheet in the line item “Other.”  The current amount due was $1,025 and $64 for fiscal 2011 and 2010, respectively.   The non-current portion is included in the “Other assets” section of our Consolidated Balance Sheet in the line item “Notes receivable – noncurrent.”   The non-current amount due was $3,049 and $0 for fiscal 2011 and 2010, respectively.

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

Dividends
Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  At May 28, 2011 and May 29, 2010, we had dividends payable of $2,424 and $7,009, respectively, which represent unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying consolidated statements of income and totaled $31,695, $28,510 and $26,708, in fiscal 2011, 2010 and 2009, respectively.

Sales Incentives provided to Customers
The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers (e.g., percentage discounts off current purchases), inducement offers (e.g., offers for future discounts subject to a minimum current purchase), and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in ‘‘Net sales.’’

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $5,768, $2,098, and $1,190 in fiscal 2011, 2010, and 2009, respectively.

Income Taxes
Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   See Note 12: Income Taxes for more information about the Company’s income taxes.

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

	May 28, 2011	May 29, 2010	May 30, 2009
Net income	$60,839	$67,823	$79,500
Basic weighted-average common shares (including Class A)	23,855	23,812	23,769
Effect of dilutive securities:
Common stock options	87	65	42
Dilutive potential common shares	23,942	23,877	23,811
Net income per common share:
Basic	$2.55	$2.85	$3.34
Diluted	$2.54	$2.84	$3.34

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

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fourth quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 2, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 will be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU 2011-05 will be effective for the Company in fiscal 2013.

2.  Acquisitions

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

Zephyr Egg, LLC Acquisition
On June 27, 2008, we purchased substantially all of the operating assets of Zephyr Egg Company, Zephyr Feed Company, Inc. and Scarlett Farms, located in Zephyrhills, FL and transferred those assets to a new limited liability company, Hillandale Foods, LLC, formed on that date.   Pursuant to Articles of Amendment to the Articles of Organization for Hillandale Foods, LLC, we changed the name of the limited liability company to Zephyr Egg, LLC.   We own 100% of the membership interests in Zephyr Egg, LLC.  The purchase price totaled $29,579 based upon the final valuation of the assets acquired.  The purchase price was funded from our available cash balances. The assets purchased included approximately two million laying hens in modern, in-line facilities, pullet growing facilities, two egg processing plants, a feed mill and a fleet of delivery trucks for both eggs and feed. As part of the acquisition, the Company also acquired the Egg-Land’s BestTM franchise for southern Florida, certain flocks of contract laying hens, and the Sellers’ 12.58% interest in American Egg Products, LLC (“AEP”), in which the Company already had a majority interest.  Zephyr Egg, LLC’s results of operations have been included in the consolidated financial statements since the date of acquisition.

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

Effective July 30, 2009, Zephyr Egg, LLC was merged into Cal-Maine Foods, Inc.

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

The following unaudited pro forma information was prepared assuming that the acquisitions of Zephyr Egg, LLC and Tampa Farms, LLC had taken place at the beginning of fiscal 2008. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

May 30, 2009
Net sales	$992,054
Net income	81,301
Net income per share – basic	3.42
Net income per share - diluted	3.41

Effective July 30, 2009, Tampa Farms was merged into Cal-Maine Foods, Inc.

3.  Investment in Affiliates

The Company owns 50% of each of Specialty Eggs LLC and Delta Egg Farm, LLC (“Delta Egg”) and 33.3% of Dallas Reinsurance, Co., LTD. as of May 28, 2011.  Investment in affiliates, recorded using the equity method of accounting are included in “Other Investments” in the accompanying consolidated balance sheets and totaled $17,438 and $16,001 at May 28, 2011 and at May 29, 2010, respectively.  Equity in income of $4,701, $3,507, and $2,612 from these entities has been included in the consolidated statements of income for fiscal 2011, 2010, and 2009, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10,750 at May 28, 2011.  Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  The guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes this possibility is unlikely because Delta Egg is now well capitalized.

At May 28, 2011 and May 29, 2010, ”Other Investments” as shown on the Company’s consolidated balance sheet includes the cost of an investment in Egg-Land’s Best, Inc., which is a cooperative.   The Company cannot exert significant influence over Egg-Land’s Best, Inc.’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 28, 2011 and May 29, 2010 was $768.

The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates for the years indicated:

	May 28, 2011	May 29, 2010	May 30, 2009
Sales to affiliates	$31,968	$21,025	$13,432
Purchases from affiliates	59,216	43,453	36,937

	May 28, 2011	May 29, 2010
Accounts receivable from affiliates	$2,362	$1,681
Accounts payable to affiliates	2,089	2,090

4.  Inventories

Inventories consisted of the following:

	May 28, 2011	May 29, 2010
Flocks	$69,251	$60,387
Eggs	8,346	7,481
Feed and supplies	32,424	26,100
	$110,021	$93,968

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at May 28, 2011 and May 29, 2010:
	May 28, 2011	May 29, 2010
Refundable income taxes	$4,554	$—
Prepaid insurance	531	938
Other prepaid expenses	530	441
Other current assets	186	171
	$5,801	$1,550

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following:

		Other Intangibles
	Goodwill	Franchise rights	Customer relationships	Non-compete agreements	Total other intangibles
Balance May 30, 2009	$22,455	$3,914	$10,104	$1,038	$15,056
Adjustments	(338)	-	-	-	—
Amortization	-	(557)	(1,476)	(500)	(2,533)
Balance May 29, 2010	$22,117	$3,357	$8,628	$538	$12,523
Amortization	-	(484)	(1,476)	(500)	(2,460)
Balance May 28, 2011	$22,117	$2,873	$7,152	$38	$10,063

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows:

	May 28, 2011		May 29, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Franchise Rights	$5,284	$(2,411)	$5,284	$(1,927)
Customer Relationships	10,900	(3,748)	10,900	(2,272)
Non-compete agreements	1,500	(1,462)	1,500	(962)
Total	$17,684	$(7,621)	$17,684	$(5,161)
No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 totaled $2,460, $2,533 and $1,625, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For fiscal period	Estimated amortization expense
2012	$1,922
2013	1,883
2014	1,883
2015	1,850
2016	1,850
Thereafter	675
Total	$10,063

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	May 28	May 29
	2011	2010
Land and improvements	$57,924	$57,533
Buildings and improvements	201,172	198,274
Machinery and equipment	234,276	226,021
Construction-in-progress	11,023	8,927
	504,395	490,755
Less: accumulated depreciation	279,508	256,644
	$224,887	$234,111

Depreciation expense was $28,036, $29,252and $27,933 in fiscal 2011, 2010 and 2009, respectively.

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

The Company has received $16,407 from insurance carriers as full settlement of the Farwell claim.  Of the total amount received from insurance carriers $4,549 is included in the line item “Insurance claims receivable” as shown on the May 28, 2011 Consolidated Balance Sheet.  We received these proceeds in June 2011.  The Company recorded total business interruption losses of $6,097 as a reduction to “Cost of sales.”  The Company recorded a gain of $1,801 due to the property damage claim, which was recorded in “Other income (expense).” Due to the loss of inventory and other out of pocket expenses, net of insurance proceeds received, the Company recorded a loss of $698 as an increase to “Cost of sales.”  The Company finalized the insurance claim in the fourth quarter of fiscal 2011.

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

8.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at May 28, 2011 are as follows:

2012	$1,177
2013	977
2014	449
2015	357
2016	225
Thereafter	445
Total minimum lease payments	$3,630

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases.  Rent expense was $3,446, $4,872 and $3,864 in fiscal 2011, 2010 and 2009, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment.  Included in rent expense are vehicle rents totaling $479, $693and $661 in fiscal 2011, 2010 and 2009, respectively.

9.  Credit Facilities and Long-Term Debt
Long-term debt consisted of the following:

	May 28	May 29
	2011	2010

Note payable at 6.20%, due in monthly principal installments of $250, plus interest, maturing in 2019	$25,500	$28,500
Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	19,900	21,700
Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	15,100	16,300
Series A Senior Secured Notes at 5.45%, due in monthly installments of $176, plus interest, beginning in January 2009 through 2018	14,735	16,841
Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	5,150	7,130
Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	4,820	5,240
Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	1,368	1,768
Note payable at 5.80%, due in annual principal installments of $250 beginning in April 2006 through 2015 with interest due quarterly	1,000	1,250
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	552	552
Note payable at 7.5%, due in monthly installments of $36, including interest, maturing in 2012	36	448
Note payable at 8.26%, due in monthly installments of $155, including interest, (1)	—	11,356
Industrial revenue bonds at 6.10%, due in monthly installments of $146, including interest, maturing in 2011	—	1,417
Note payable at 7.06%, due in monthly installments of $53, including interest, (1)	—	3,985
Note payable at 6.87%, due in monthly installments of $45, including interest, (1)	—	3,387
Line of credit at no net cost, due in its entirety in 2011	—	14,799
	$88,161	$134,673
	11,743	29,974
	$76,418	$104,699

(1)
The Company was party to three Note Purchase Agreements (“NPAs”) between itself and John Hancock Life Insurance Company.   The NPAs bore interest at a weighted average rate of 7.76% per annum and were due in monthly installments of principal and interest through September 2014.  On April 6, 2011, the Company elected to voluntarily prepay the NPAs.  The amount the Company voluntarily prepaid includes the aggregate outstanding principal amount of $17,372, accrued interest of $18, and a make whole amount of $2,648, for an aggregate sum of $20,038.  The make whole amount and the unamortized deferred financing costs associated with the NPAs of $64 were charged to expense as of the prepayment date.

The aggregate annual fiscal year maturities of long-term debt at May 28, 2011 are as follows:

2012	$11,743
2013	11,156
2014	10,366
2015	8,946
2016	8,526
Thereafter	37,424
$88,161

Certain of our property, plant, and equipment collateralize our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 28, 2011, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

Interest of $9,310, $7,175 and $6,679 was paid during fiscal 2011, 2010 and 2009, respectively.  Interest paid in fiscal 2011 includes the $2,648 paid for the early extinguishment of debt.  Interest of $213, $299 and $515 was capitalized for construction of certain facilities during fiscal 2011, 2010 and 2009, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and not subject to tax under present income tax laws.  Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $200 for each occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $6,457, $5,115, and $6,507 in fiscal 2011, 2010 and 2009, respectively.

The Company has a 401(k) plan which covers substantially all employees.  Participants in the 401(k) plan may contribute up to the maximum allowed by Internal Revenue Service regulations.  The Company does not make contributions to the 401(k) plan.

The Company has an employee stock ownership plan (ESOP) that covers substantially all employees.  The Company makes contributions to the ESOP of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions may be made in cash or the Company's Common Stock.  Company contributions to the ESOP vest immediately.  The Company's contributions to the plan were $1,849, $1,439, and $1,154 in fiscal 2011, 2010 and 2009, respectively.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Deferred compensation expense totaled approximately $138 in fiscal 2011, $184 in fiscal 2010 and $71 in fiscal 2009.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  As of May 28, 2011, the awards issued under this plan were $138, $127, and $118 in fiscal 2011, 2010 and 2009, respectively.

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

Our 1993 Amended and Restated Stock Option Plan was adopted on May 25, 1993, and amended and restated on October 10, 1996. Our shareholders approved this Plan on May 25, 1993. One million shares of our common stock were reserved for issuance under this Plan.  Because 10 years have passed since the adoption of this Plan, by its terms no more options may be granted thereunder.  There are currently options outstanding under this Plan for 19,200 shares. All options must be exercised within 10 years of grant. The exercise price is $2.125.   These outstanding options will expire in fiscal 2013.

The Company recognized stock based compensation expense (benefit) of $218 for equity awards and ($370) for liability awards in fiscal 2011. In fiscal 2010, the Company recognized stock based compensation expense of $218 for equity awards and $1,968 for liability awards. In fiscal 2009, the Company recognized stock based compensation expense of $218 for equity awards and $277 for liability awards.

A summary of our equity award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, May 30, 2009	187,200	5.54
Granted	—	—
Exercised	52,000	5.93
Forfeited	12,000	5.93
Outstanding, May 29, 2010	123,200	5.34
Granted	—	—
Exercised	24,000	5.93
Forfeited	—	—
Outstanding, May 28, 2011	99,200	$5.19	3.78	$2,355
Exercisable, May 28, 2011	99,200	$5.19	3.78	$2,355

Unrecognized share based compensation cost as of May 28, 2011 totaled $0.  The intrinsic value of stock options exercised totaled $604, $1,693 and $1,328 in fiscal 2011, 2010, and 2009 respectively.

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 30, 2009	264,250	$6.00
Granted	—	—
Exercised	106,900	5.96
Forfeited	—	—
Outstanding, May 29, 2010	157,350	6.03
Granted	—	—
Exercised	84,675	5.97
Forfeited	—	—
Outstanding, May 28, 2011	72,675	$6.10	4.39	$1,660
Exercisable, May 28, 2011	69,675	$6.06	4.35	$1,594

Unrecognized share based compensation cost for liability awards based upon the fair value determined as of May 28, 2011 was $1,568 and will be recognized in fiscal 2012.  Total payments for liability awards exercised totaled $2,023, $1,968, and $277 for fiscal 2011, 2010 and 2009, respectively.

The fair value of liability awards was estimated as of May 28, 2011, May 29, 2010, and May 30, 2009 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 28,2011	May 29,2010	May 30,2009
Risk-free interest rate	0.18%	0.76%	1.42%
Dividend Yield	4.39%	1.00%	1.00%
Volatility factor of the expected market price of our stock	16.25%	33.47%	56.55%
Weighted-avg. expected life of the rights	1 yr.	1.5 yrs.	2.5 yrs.

12.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 28	May 29	May 30
	2011	2010	2009
Current:
Federal	$21,970	$30,765	$28,335
State	1,079	5,130	2,140
	23,049	35,895	30,475
Deferred:
Federal	8,528	2,292	9,295
State	1,826	(226)	1,740
	10,354	2,066	11,035
	$33,403	$37,961	$41,510

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 28	May 29
	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$31,691	$26,120
Cash basis temporary differences	1,144	1,308
Inventories	26,788	23,452
Investment in affiliates	4,535	4,154
Other	1,552	1,562
Total deferred tax liabilities	65,710	56,596

Deferred tax assets:
Accrued expenses	3,311	4,065
Discount on acquisition purchase price	—	1,433
Other	3,909	2,762
Total deferred tax assets	7,220	8,260
Net deferred tax liabilities	$58,490	$48,336

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 28	May 29	May 30
	2011	2010	2009

Statutory federal income tax	$32,985	$37,024	$42,353
State income taxes, net	1,889	3,187	2,522
Domestic manufacturers deduction	(2,371)	(2,017)	(1,819)
Non- deductible Hillandale, LLC loss	—	—	(1,152)
Tax exempt interest income	(220)	(265)	(557)
Other, net	1,120	32	163
	$33,403	$37,961	$41,510

Federal and state income taxes of $32,755, $28,344, and $44,327 were paid in fiscal 2011, 2010, and 2009, respectively. Federal and state income taxes of $3,821, $13,963, and $1,985 were refunded in fiscal 2011, 2010, and 2009, respectively.

We had no significant unrecognized tax benefits at May 28, 2011 or at May 29, 2010. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal 2007 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Other Matters

The carrying amounts in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $89,466.  The fair value for long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $3,291 at May 28, 2011.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

14. Contingencies

Financial Instruments
The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at May 28, 2011.  These LOCs are collateralized with cash. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Litigation
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

Management determined that developments in the egg antitrust litigation changed the likelihood of a material adverse outcome to reasonably possible. Two of the defendants in the case have reached a settlement agreement with the plaintiffs, subject to court approval.  Neither settlement agreement admits any liability on the part of the defendants. Since the inception of this litigation, the Company has denied the allegations of the plaintiffs and has been vigorously defending the case.  The Company’s decision to defend has not been altered by settlement by two of our co-defendants.  The Company will continue to defend the case based on defenses which we believe are meritorious and provable.  At the present time it is not possible to estimate the amount of monetary exposure, if any, to the Company as a result of this case.

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

Both cases allege that the plaintiffs have suffered medical problems resulting from living near land upon which “litter” from the defendants’ flocks was spread as fertilizer. The McWhorter case focuses on mold and fungi allegedly created by the application of litter, and seeks unspecified damages. The Carroll case also alleges injury from mold and fungi, but focuses primarily on the broiler feed ingredient as the cause of the alleged medical injuries, and seeks unspecified damages. No trial date for either the Carroll or McWhorter case has been set.

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

The trial in the case has been conducted. The trial began in September 2009, and concluded in February 2010. The case was tried to the Court without a jury. We are awaiting a ruling from the Court. We are not able at present to give an opinion regarding the ultimate resolution of the action.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc. filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week seeking recovery of overtime wages not paid, liquidated damages equal to overtime wages not paid, and attorney’s fees. In its present posture, the case is a single-employee action. The plaintiff has, however, requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

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

Six of the eight non-class suits were filed in the same court that is presiding over the putative class actions. One of these cases was voluntarily dismissed without prejudice by the plaintiff.  Another of these cases was filed in the United States District Court for the Western District of Pennsylvania, but the defendants have transferred it to the Eastern District, and it has been consolidated for pretrial proceedings with the other cases. The remaining non-class suit was filed in the District Court of Wyandotte County, Kansas.  The defendants removed this case to the United States District Court for the District of Kansas and then requested that it be transferred to the Eastern District of Pennsylvania and consolidated with the Multidistrict Litigation proceedings in that court. The Judicial Panel on Multidistrict Litigation granted that transfer request, and the case has now been consolidated in the Eastern District of Pennsylvania.  The plaintiffs in this action have filed a motion to remand the case back to the District Court of Wyandotte County, Kansas, but that motion has not been decided.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	May 28, 2011		May 29, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.8 – 8.26% Notes payable	$72,874	$74,280	$101,064	$102,343
Series A Senior Secured Notes at 5.45%	14,735	14,634	16,841	16,464
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
Industrial revenue bonds at 6.10%	-	-	1,417	1,417
Line of credit at no net cost (UBS auction rate securities)*	-	-	14,799	14,799
	88,161	89,466	134,673	135,575

* -	Cost approximates fair value for the Note payable – Texas Egg Products, LLC and the Line of credit, which was secured by the auction rate securities.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 28, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$—	$70,528	$—	$70,528
US government obligations	—	15,207	—	15,207
Corporate bonds	—	13,387	—	13,387
Certificates of deposit	—	10,224	—	10,224
Government agency bonds	—	8,904	—	8,904
US treasury bills	—	500	—	500

Total assets measured at fair value	$—	$118,750	$—	$118,750

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 29, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$—	$58,241	$—	$58,241
Certificates of deposit	—	13,020	—	13,020
Government agency bonds	—	4,966	—	4,966
Corporate bonds	—	475	—	475

Investment securities trading *
Auction rate securities	—	—	22,900	22,900

Total assets measured at fair value	$—	$76,702	$22,900	$99,602

*Investment securities trading (Current) is the aggregate fair value of the auction rate securities and the UBS put option.   The fair value of the ARS is $21,177.   The fair value of the UBS put option is $1,723, determined as the difference between the par value and the fair value of the ARS.    The combined fair value of the ARS and the UBS put option is $22,900.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended May 28, 2011.

Investment securities Trading (Current)
Beginning balance – May 29, 2010	$22,900
Total gains – (realized/unrealized)	—
Included in earnings (or changes in net assets), net	—
Included in other comprehensive income, net	—
Purchases, issuances, and settlements	(22,900)
Transfers in and/or out of Level 3	—
Ending balance – May 28, 2011	$—

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

17.   Available-for-Sale Securities are Classified as Current Assets

	May 28, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$70,932	$—	$404	$70,528
US government obligations	15,279	—	72	15,207
Corporate bonds	13,367	20	—	13,387
Certificates of deposit	10,156	68	—	10,224
Government agency bonds	9,036	—	132	8,904
US treasury bills	500	—	—	500
Total available-for-sale securities	$119,270	$88	$608	$118,750

	May 29, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$58,241	—	—	$58,241
Certificates of deposit	13,020	—	—	13,020
Government agency bonds	4,966	—	—	4,966
US treasury bills	475	—	—	475
Total available-for-sale securities	$76,702	—	—	$76,702

Proceeds from the sales of available-for-sale securities were $114,338 and $31,537 during fiscal 2011 and 2010, respectively. Gross realized gains on those sales during 2011 and 2010 were $0. Gross realized losses on those sales during 2011 and 2010 were $248 and $17, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains (losses) net of tax on available-for-sale securities in the amount of ($320) and $0 for the years ended May 28, 2011 and May 29, 2010, respectively, have been included in accumulated other comprehensive income (loss).

Contractual maturities of available-for-sale debt securities at May 28, 2011, are as follows:

Estimated Fair Value
Within one year	$63,179
After 1-5 years	55,571
After 5-10 years	—

$118,750

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

18.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$190,403	$234,523	$274,674	$242,381
Gross profit	32,736	45,215	65,580	41,400
Net income attributable to Cal-Maine Foods, Inc.	4,763	15,186	33,619	7,271
Net income per share:
Basic	$0.20	$0.64	$1.41	$0.30
Diluted	$0.20	$0.63	$1.40	$0.30

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$187,666	$229,233	$271,156	$222,088
Gross profit	18,217	46,827	74,924	54,676
Net income attributable to Cal-Maine Foods, Inc.	(3,832)	16,094	34,534	21,027
Net income per share:
Basic	$(0.16)	$0.68	$1.45	$0.88
Diluted	$(0.16)	$0.67	$1.45	$0.88

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 28, 2011, May 29, 2010, and May 30, 2009
(in thousands)

	Balance at			Balance at
	Beginning of	Charged to	Write-off	End of
Description	Period	Cost and Expense	of Accounts	Period

Year ended May 28, 2011
Allowance for doubtful accounts	$595	$967	$876	$686

Year ended May 29, 2010
Allowance for doubtful accounts	$394	$921	$720	$595

Year ended May 30, 2009:
Allowance for doubtful accounts	$313	$563	$482	$394

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 28, 2011 at the reasonable assurance level.

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

2.           Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 28, 2011.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.           Management has determined that our internal control over financial reporting as of May 28, 2011 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.           The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)	Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe our audit provides a reasonable basis for our opinion.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated August 3, 2011, expressed an unqualified opinion.

/S/ FROST, PLLC

Little Rock, Arkansas
August 3, 2011

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of May 28, 2011, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER   MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
2.1
Agreement to Form a Limited Liability Company, Transfer Assets Thereto, and Purchase Units of Membership Therein, dated July 28, 2005, by and among Hillandale Farms of Florida, Inc., Hillandale Farms, Inc., the Registrant and Jack E. Hazen, Jack E. Hazen, Jr., Homer E. Honeycutt, Jr., Orland R. Bethel and Dorman W. Mizell (incorporated by reference to Exhibit 2.1 in the Registrant’s Form 8-K, filed August 2, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809)
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant (incorporated by reference to the Exhibit 3.1(a) in the Registrant’s Form 10-K for the fiscal year ended May 29, 2004)

Exhibit Number	Exhibit

3.2	By-Laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 8-K, filed August 17, 2007)
10.1
Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between the Registrant and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Amended and Restated Revolving Credit Agreement among the Registrant, and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of  May 29, 1990, and amendments thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809)

10.1(a)	Amendment to Term Loan Agreement dated as of June 3, 1997 (incorporated by reference to Exhibit 10.1(a) in the Registrant’s Form 10-K for fiscal year ended May 31, 1997)
10.1(b)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(b) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004)
10.1(c)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(c) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004)
10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (incorporated by reference to Exhibit 10.1(d) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005)
10.1(e)	Amendment to Term Loan Agreement dated as of March 15, 2005 (incorporated by reference to Exhibit 10.1(e) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005)
10.1(f)	Amendment to Term Loan Agreement dated as of October 13, 2006 (incorporated by reference to Exhibit 10.1(f) in the Registrant’s Form 10-K for fiscal year ended June 3, 2006)
10.1(g)
Second Amendment and Restated [through Ninth Amendment] Revolving Credit Agreement dated as of February 6, 2002, among the Registrant and First South, Rabobank and Harris (incorporated by reference to the Exhibit 10.2(b) in the Registrant’s Form 8-K, filed March 15, 2007)

10.1(h)
Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(a) in the Registrant’s Form 8-K, filed March 15, 2007)

10.1(i)
Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(c) in the Registrant’s Form 10-Q for the quarter ended December 1, 2007)

10.1(j)
Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.1(j) in the Registrant’s Form 10-K for the year ended May 31, 2008)

10.2	Employee Stock Ownership Plan, as Amended and Restated effective January 1, 1994 (incorporated by reference to the Exhibit 10.4 in the Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.3	1993 Stock Option Plan, as Amended (incorporated by reference to Exhibit 10.5 in the Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.4
Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to Exhibit 10.7 in the Registrant’s Form S-1 Registration Statement No. 333-14809)+

10.5	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809)+
10.6	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to Exhibit 10.9 in the Registrant’s Form S-1 Registration Statement No. 333-14809)
10.7
Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to Exhibit 10.11 in the Registrant’s Form 10-K for fiscal year ended May 29, 1999)+

10.8	1999 Stock Option Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-39940, filed June 23, 2000)+
10.9	2005 Incentive Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005)+
10.10	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for Annual Meeting held October 13, 2005)+
10.11	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007)+
10.12
Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006)

Exhibit Number	Exhibit
10.13
Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009)

21	Subsidiaries of the Registrant
23.1	Consent of FROST, PLLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer++
+	Management contract or compensatory plan or arrangement.
++	Furnished, not filed.

The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(c)           Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 70. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 3rd       day of August 2011.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fred R. Adams, Jr.	Chairman of the Board	August 3, 2011
Fred R. Adams, Jr.

/s/ Adolphus B. Baker	President, Chief Executive	August 3, 2011
Adolphus B. Baker	Officer and Director
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 3, 2011
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 3, 2011
Charles F. Collins	(Principal Accounting Officer)

/s/ Letitia C. Hughes	Director	August 3, 2011
Letitia C. Hughes

/s/ James E. Poole	Director	August 3, 2011
James E. Poole

/s/ Steve W. Sanders	Director	August 3, 2011
Steve W. Sanders

CAL-MAINE FOODS, INC.
Form 10-K for the fiscal year
Ended May 28, 2011
EXHIBIT INDEX

Exhibit
Number	Exhibit
21	Subsidiaries of Cal-Maine Foods, Inc.
23.1	Consent of FROST, PLLC
31.1	Rule 13a-14(a) Certification of The Chief Executive Officer
31.2	Rule 13a-14(a) Certification of The Chief Financial Officer
32	Section 1350 Certifications of The Chief Executive Officer and Chief Financial Officer (furnished, not filed)