Form 10-Q
period 2011-08-27
CAL MAINE FOODS INC
filed 2011-09-30
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 27, 2011

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

Large Accelerated filer ☐	Accelerated filer ☒
Non – Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 27, 2011.

Common Stock, $0.01 par value	21,471,091shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

			Page Number
Part I.		Financial Information

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		August 27, 2011 and May 28, 2011	3

		Condensed Consolidated Statements of Operations -
		Thirteen Weeks Ended August 27, 2011 and
		August 28, 2010	4

		Condensed Consolidated Statements of Comprehensive Income -
		Thirteen Weeks Ended August 27, 2011 and
		August 28, 2010	5

		Condensed Consolidated Statements of Cash Flow -
		Thirteen Weeks Ended August 27, 2011 and
		August 28, 2010	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	22

Part II.		Other Information

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 6.	Exhibits	25

	Signatures		26

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 27, 2011	May 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,544	$57,679
Investment securities available-for-sale	94,686	118,750
Trade and other receivables	66,959	62,790
Inventories	115,758	110,021
Prepaid expenses and other current assets	8,151	5,801
Total current assets	368,098	355,041

Property, plant and equipment, net	222,131	224,887
Goodwill	22,117	22,117
Other investments	15,795	19,142
Other intangible assets	9,526	10,063
Other long-lived assets	6,544	6,544
Notes receivable – noncurrent	2,912	3,049
TOTAL ASSETS	$647,123	$640,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$73,971	$69,545
Accrued dividends payable	1,039	2,424
Current maturities of long-term debt	11,708	11,743
Deferred income taxes	25,663	23,770
Total current liabilities	112,381	107,482

Long-term debt, less current maturities	73,691	76,418
Other non-current liabilities	3,794	3,346
Deferred income taxes	35,685	34,720
Total liabilities	225,551	221,966

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,471 shares outstanding at
August 27, 2011 and 21,465 shares outstanding at May 28, 2011	351	351
Class A common stock, $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at August 27, 2011 and May 28, 2011	24	24
Paid-in capital	33,612	33,419
Retained earnings	408,428	406,361
Accumulated other comprehensive income (loss), net of tax	169	(320)
Common stock in treasury at cost – 13,659 shares at August 27, 2011
and 13,665 shares at May 28, 2011	(20,920)	(20,929)
Total Cal-Maine Foods, Inc. stockholders’ equity	421,664	418,906
Noncontrolling interests in consolidated entities	(92)	(29)
Total stockholders’ equity	421,572	418,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,123	$640,843

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 27, 2011	August 28, 2010
Net sales	$243,842	$190,403
Cost of sales	210,056	157,667
Gross profit	33,786	32,736
Selling, general and administrative	27,829	24,695
Operating income	5,957	8,041
Other income (expense):
Interest expense, net	(1,396)	(1,592)
Other	172	636
	(1,224)	(956)

Income before income taxes and noncontrolling interest	4,733	7,085
Income tax expense	1,679	2,531
Consolidated net income	3,054	4,554
Less: Net loss attributable to noncontrolling interest	(63)	(209)
Net income attributable to Cal-Maine Foods, Inc.	$3,117	$4,763

Net income per common share attributable to Cal-Maine Foods Inc.:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20
Dividends per common share	$0.044	$0.067
Weighted average shares outstanding:
Basic	23,867	23,842
Diluted	23,945	23,935

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	13 Weeks Ended
	August 27, 2011	August 28, 2010
Net income, including noncontrolling interests	$3,054	$4,554

Other comprehensive income, net of tax:

Unrealized holding gains on available-for-sale securities	489	159

Other comprehensive income	489	159

Comprehensive income	3,543	4,713
Less: comprehensive loss attributable to the noncontrolling interest	(63)	(209)
Comprehensive income attributable to Cal-Maine Foods, Inc.	$3,606	$4,922

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 27, 2011	August 28, 2010
Operating activities:
Net income including noncontrolling interest	$3,054	$4,554
Depreciation and amortization	7,658	7,857
Other adjustments, net	(4,421)	(10,719)
Net cash provided by operations	6,291	1,692

Investing activities:
Purchase of investments	(14,883)	(39,191)
Sales of investments	39,327	51,251
Purchases of property, plant and equipment	(5,005)	(6,473)
Payments received on notes receivable and from affiliates	4,120	1,606
Increase in notes receivable and investments in affiliates	—	(516)
Net proceeds from disposal of property, plant and equipment	9	9
Net cash provided by investing activities	23,568	6,686

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	203	71
Principal payments on long-term debt	(2,762)	(18,441)
Payments of dividends	(2,435)	(7,009)
Net cash used in financing activities	(4,994)	(25,379)
Net change in cash and cash equivalents	24,865	(17,001)

Cash and cash equivalents at beginning of period	57,679	99,453
Cash and cash equivalents at end of period	$82,544	$82,452

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
August 27, 2011
(unaudited)

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the thirteen weeks ended August 27, 2011 are not necessarily indicative of the results that may be expected for the year ending June 2, 2012.

The condensed consolidated balance sheet at May 28, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 28, 2011.  References to “we,”  “us,”  “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.	Stock Based Compensation

Total stock based compensation benefit for the thirteen weeks ended August 27, 2011 and August 28, 2010 was ($167)  and ($158), respectively.  Our liabilities associated with Stock Appreciation Rights as of August 27, 2011 and August 28, 2010 were $1,401 and $3,319, respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Other non-current liabilities” in our Condensed Consolidated Balance Sheets.  Refer to Note 11 of our May 28, 2011 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	August 27, 2011	May 28, 2011
Flocks	$72,324	$69,251
Eggs	9,482	8,346
Feed and supplies	33,952	32,424
	$115,758	$110,021

4.	Contingencies

Financial Instruments
The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at August 27, 2011.  These LOCs are collateralized with cash and included in other assets in the consolidated financial statements. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies
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

Management believes that the likelihood of a material adverse outcome is reasonably possible in the egg antitrust litigation. Two of the defendants in the case have reached a settlement agreement with the plaintiffs, subject to court approval. Neither settlement agreement admits any liability on the part of the defendants. Since the inception of this litigation, the Company has denied the allegations of the plaintiffs and has been vigorously defending the case. The Company’s decision to defend was not altered by settlement by two of our co-defendants. The Company will continue to defend the case based on defenses which we believe are meritorious and provable. At the present time it is not possible to estimate the amount of monetary exposure, if any, to the Company as a result of this case.

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

	13 weeks ended
	August 27, 2011	August 28, 2010
Net income attributable to Cal-Maine Foods, Inc.	$3,117	$4,763

Basic weighted-average common shares	23,867	23,842

Effect of dilutive securities:
Common stock options	78	93
Dilutive potential common shares	23,945	23,935

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.13	$0.20

Diluted	$0.13	$0.20

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

We make an accrual of dividends payable at the end of each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income.  No accrual of dividends payable is made following a quarter for which the Company does not report net income.  No accrual of dividends payable is made until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.   The amount of the accrual appears on the condensed consolidated balance sheet as “Accrued dividends payable.”

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended
	August 27, 2011	August 28, 2010
Net income attributable to Cal-Maine Foods, Inc.	$3,117	$4,763
1/3 of Net income attributable to Cal-Maine Foods, Inc.	1,039	1,588

Accrued dividends payable	$1,039	$1,588

Common stock outstanding (shares)	21,471	21,453
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	23,871	23,853

Dividends per common share*	$0.044	$0.067

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)

7.	Fair Value Measures

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Except for the “Note payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves.    We believe that cost approximates fair value for the “Note payable-Texas Egg Products, LLC.”  The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	August 27, 2011		May 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.8 – 6.8% Notes payable	$70,638	$73,715	$72,874	$74,280
Series A Senior Secured Notes at 5.45%	14,209	14,399	14,735	14,634
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
	85,399	88,666	88,161	89,466

* Cost approximates fair value for the Note payable – Texas Egg Products, LLC

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of August 27, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$—	$46,839	$—	$46,839
US government obligations	—	16,516	—	16,516
Corporate bonds	—	13,475	—	13,475
Certificates of deposit	—	10,343	—	10,343
Government agency bonds	—	7,513	—	7,513

Total assets measured at fair value	$—	$94,686	$—	$94,686

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 28, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$—	$70,528	$—	$70,528
US government obligations	—	15,207	—	15,207
Corporate bonds	—	13,387	—	13,387
Certificates of deposit	—	10,224	—	10,224
Government agency bonds	—	8,904	—	8,904
US treasury bills	—	500	—	500

Total assets measured at fair value	$—	$118,750	$—	$118,750

Level 2: We classified our current investment securities – available-for-sale as level 2.   These securities consist of municipal bonds, US government obligations, corporate bonds, certificates of deposit, and government agency bonds which contain the aforementioned securities with maturities of three months or longer when purchased. We classified these securities as current because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

8.   Available-for-Sale Securities Classified as Current Assets

	August 27, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$46,093	$746	$—	$46,839
US government obligations	16,340	176	—	16,516
Corporate bonds	13,925	—	450	13,475
Certificates of deposit	10,476	—	133	10,343
Government agency bonds	7,575	—	62	7,513
Total available-for-sale securities	$94,409	$922	$645	$94,686

	May 28, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$70,932	$—	$404	$70,528
US government obligations	15,279	—	72	15,207
Corporate bonds	13,367	20	—	13,387
Certificates of deposit	10,156	68	—	10,224
Government agency bonds	9,036	—	132	8,904
US treasury bills	500	—	—	500
Total available-for-sale securities	$119,270	$88	$608	$118,750

Proceeds from the sales of available-for-sale securities were $39,327 and $28,352 during the thirteen week periods ending August 27, 2011 and August 28, 2010, respectively. Gross realized gains on those sales during the thirteen week period ending August 27, 2011 were $9.  There were no gross realized gains during the thirteen week period ending August 28, 2010.  Gross realized losses on those sales during the thirteen week periods ending August 27, 2011 and August 28, 2010 were $179 and $34, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains net of tax on available-for-sale securities in the amount of $489 and $159 for the thirteen week periods ending August 27, 2011 and August 28, 2010, respectively, have been included in accumulated other comprehensive income

Contractual maturities of available-for-sale debt securities at August 27, 2011, are as follows:

Estimated Fair Value
Within one year	$63,417
After 1-5 years	31,269
$94,686

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

9.	Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Early adoption of ASU 2011-05 is permitted.  The Company adopted ASU 2011-05 in the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements, but requires a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it was previously disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company chose to present comprehensive income via two separate but consecutive statements.  The amendments in ASU 2011-05 were applied retrospectively.

10.	Financial Statement Impact of the Shady Dale, GA Fire

In the first quarter of fiscal 2011, the Shady Dale, GA complex was damaged by a fire. The fire completely destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been and will continue to be incurred related to the fire will be substantially covered by the Company’s insurance policies. Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

11.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10,625 at August 27, 2011.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13,000.

12.	Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the thirteen-week period ended August 27, 2011:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 28, 2011	$351	$24	$(20,929)	$33,419	$(320)	$406,361	$(29)	$418,877
Dividends*						(1,050)		(1,050)
Issuance of common stock from treasury			9	26				35
Tax benefit on non-qualifying disposition of incentive stock options				167				167
Unrealized gain on available-for-sale securities, net of tax					489			489
Net income (loss)						3,117	(63)	3,054

Balance at August 27, 2011	$351	$24	$(20,920)	$33,612	$169	$408,428	$(92)	$421,572

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2011 as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the market prices of shell eggs and feed costs, (iv) changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

For the quarter ended August 27, 2011, we produced approximately 77% of the total number of shell eggs sold by us, with approximately 9% of such total shell egg production being provided by contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 23% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently averages about 67% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients of the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2011/12 crop year.  This has resulted in higher prices for these commodities.   Market prices for corn remain higher in part because of increases in export demand and increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	August 27, 2011	August 28, 2010
Net sales	100.0%	100.0%
Cost of sales	86.0	82.8
Gross profit	13.9	17.2
Selling, general and administrative	11.4	13.0
Operating income	2.5	4.2
Other income (expense):
Interest expense, net	(0.6)	(0.8)
Other	0.0	0.3
	(0.6)	(0.5)

Income before income taxes	1.9	3.7
Income tax expense	0.7	1.3
Consolidated net income	1.2	2.4
Less: Net loss attributable to noncontrolling interest	(0.0)	(0.1)
Net income (loss) attributable to Cal-Maine Foods, Inc.	1.2%	2.5%

NET SALES

Approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the first quarter of fiscal 2012 were $243.8 million, an increase of $53.4 million, or 28.0%, as compared to net sales of $190.4 million for the first quarter of fiscal 2011.  Total dozen eggs sold and egg selling prices increased in the current fiscal 2012 quarter as compared to the same fiscal 2011 quarter.  Dozens sold for the 2012 current quarter were 208.1 million dozen, an increase of 14.1 million dozen, or 7.3%, as compared to 194.0 million dozen sold for the first quarter of fiscal 2011. Our net average selling price per dozen for the fiscal 2012 first quarter was $1.117, compared to $0.930 for the first quarter of fiscal 2011, an increase of 20.2%.  Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended
(Amounts in thousands)	August 27, 2011	August 28, 2010
Total net sales	$243,842	$190,403

Non-specialty shell egg sales	$177,339	$134,116
Specialty shell egg sales	55,107	46,222
Other	1,188	864
Net shell egg sales	$233,634	$181,202

Net shell egg sales as a percent of total net sales	96%	95%

Non-specialty shell egg dozens sold	175,438	165,156
Specialty shell egg dozens sold	32,658	28,831
Total dozens sold	208,096	193,987

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended August 27, 2011, non-specialty shell eggs represented approximately 75.9% of our shell egg dollar sales, as compared to 74.0% for the thirteen-week period ended August 28, 2010.   For the thirteen-week period ended August 27, 2011, non-specialty shell eggs accounted for approximately 84.3% of the total shell egg dozen volume, as compared to 85.1% for the thirteen-week period ended August 28, 2010.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended August 27, 2011, specialty shell eggs represented approximately 23.6% of our shell egg dollar sales, as compared to 25.5% for the thirteen-week period ended August 28, 2010. For the thirteen-week period ended August 27, 2011, specialty shell eggs accounted for approximately 15.7% of the total shell egg dozen volume, as compared to 14.9% for the thirteen-week period ended August 28, 2010.  Since prices of non-specialty eggs increased at a higher proportion than prices of specialty eggs during the thirteen-week period ended August 27, 2011, there was a decrease in specialty egg dollar sales as a percentage of overall shell egg dollar sales as compared to the thirteen-week period ended August 28, 2010.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.  For the thirteen-week periods ended August 27, 2011 and August 28, 2010, shell egg sales classified as “Other” represented approximately .5% of shell egg dollar sales.

Our egg product sales represent approximately 3% of our net sales. For the thirteen weeks ended August 27, 2011, egg product sales were $8.0 million, an increase of $1.4 million, or 20.9%, as compared to $6.6 million for the same thirteen week period last year.   This increase is due to a more favorable product mix than the prior year.  We continue to increase our sales of frozen egg products.

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

The following table presents the key variables affecting our cost of sales.

	13 weeks ended
(Amounts in thousands)	August 27, 2011	August 28, 2010**
Cost of Sales:
Farm production	$112,397	$84,546
Processing and packaging	28,207	27,008
Outside egg purchases	53,956	37,368
Other costs	8,473	2,407
Total shell eggs	$203,003	$151,329
Egg products	6,874	5,542
Other	179	796
Total	$210,056	$157,667

Farm production cost (cost per dozen produced)
Feed	$0.484	$0.334
Other	0.239	0.224
Total	$0.723	$0.558

Outside egg purchases (average cost per dozen)	$1.109	$0.967

Dozen Produced	159,443	155,344
Dozen Purchased*	48,653	38,643
Dozen Sold	208,096	193,987

* Net of processing loss and inventory adjustments
** We reduced cost of sales by $4.0 million for proceeds received under business interruption coverage related to the Farwell, Texas fire.

Cost of sales for the first quarter of fiscal 2012 was $210.1 million, an increase of $52.4 million, or 33.2%, as compared to cost of sales of $157.7 million for the first quarter of fiscal 2011. The primary reason for this increase is due to increases in feed costs and increases in the cost of egg purchases from outside egg producers.  Feed cost per dozen for the fiscal 2012 first quarter was $0.484, compared to $0.334 per dozen for the comparable fiscal 2011 first quarter, an increase of 44.9%. Egg purchases from outside egg producers were higher due to higher average Urner Barry quoted prices for eggs during the quarter.   The increases in feed costs and increases in costs for outside egg purchases resulted in a decrease in gross profit from 17.2% of net sales for the quarter ended August 28, 2010 to 13.9% of net sales for the current quarter ended August 27, 2011.  Additionally, last year our cost of sales was reduced when we collected insurance proceeds under our business interruption coverage in connection with a fire at our Farwell, TX complex.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general and administrative expenses.

	13 weeks ended
(Amounts in thousands)	August 27, 2011	August 28, 2010	Change
Stock compensation expense	$(167)	$(158)	$(9)
Specialty egg expense	8,136	6,123	2,013
Payroll and overhead	6,215	6,484	(269)
Other expenses	5,138	4,818	320
Delivery expense	8,507	7,428	1,079
Total	$27,829	$24,695	$3,134

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2012 was $27.8 million, an increase of $3.1 million, or 12.6%, as compared to the expense of $24.7 million for the first quarter of fiscal 2011. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead decreased as compared to the same period the prior year due to higher performance based bonuses in the prior year.  Other expenses, which include expenses for repairs, professional fees, and insurance increased from the same period of the prior year.  Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense decreased from 13.0% for the fiscal 2011 first quarter to 11.4% for the fiscal 2012 first quarter.

OPERATING INCOME (LOSS)

As a result of the above, operating income was $6.0 million for the first quarter of fiscal 2012, as compared to $8.0 million for the fiscal 2011 first quarter.  Operating income as a percent of net sales was 2.5% for the first quarter of fiscal 2012, compared to 4.2% for the first quarter of fiscal 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments.  Other expense for the first quarter ended August 27, 2011 was $1.2 million, an increase of $268,000, as compared to $956,000 for the quarter ended August 28, 2010. For the first quarter of fiscal 2012, net interest expense decreased $196,000 as compared to the period the prior year. For the first quarter of fiscal 2012, other income decreased due to lower equity in the income of unconsolidated affiliates.  In connection with our ongoing construction activities, for the thirteen weeks ended August 27, 2011, we capitalized $26,000 of interest expense, and we capitalized $84,000 of interest expense for the same period ended August 28, 2010. As a percent of net sales, other expense increased from 0.5% for the fiscal 2011 first quarter to 0.6% for the fiscal 2012 first quarter.

INCOME TAXES

As a result of the above, we had pre-tax income of $4.7 million for the quarter ended August 27, 2011, as compared to $7.1 million for the quarter ended August 28, 2010. For the fiscal 2012 first quarter, an income tax expense of $1.7 million was recorded with an effective tax rate of 35.5%, as compared to $2.5 million with an effective tax rate of 35.7% for the fiscal 2011 first quarter.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for the first quarter of fiscal 2012 was $63,000 as compared to $209,000 for the first quarter of fiscal 2011.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income attributable to the Company for the first quarter ended August 27, 2011 was $3.1 million, or $0.13 per basic and diluted share, as compared to $4.8 million, or $0.20 per basic and diluted share for the quarter ended August 28, 2010. As a percent of net sales, net income attributable to the Company was 1.3% for the quarter ended August 27, 2011, compared to 2.5% for the quarter ended August 28, 2010.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 27, 2011 was $255.7 million compared to $247.6 million at May 28, 2011. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.28 at August 27, 2011 as compared with 3.30 at May 28, 2011. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at August 27, 2011, including current maturities, amounted to $85.4 million, as compared to $88.2 million at May 28, 2011.

For the thirteen weeks ended August 27, 2011, $6.3 million in net cash was provided by operating activities.  This compares to net cash provided by operating activities of $1.7 million for the thirteen weeks ended August 28, 2010. In the first 2012 fiscal quarter, approximately $39.3 million was provided from the sale of short-term investments, $14.9 million was used for the purchase of short-term investments and net $4.1 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $9,000 was provided from disposal of property, plant and equipment and $5.0 million was used for purchases of property, plant and equipment.  Approximately $2.4 million was used for payment of dividends on common stock and $2.8 million was used for principal payments on long-term debt.  Approximately $36,000 was received from the issuance of common stock from treasury after the exercise of 6,000 stock options having a strike price of $5.93 per share.  We also had a tax benefit of $167,000 from a nonqualifying disposition of incentive stock options.    The net result of these activities was an increase in cash of approximately $24.9 million since May 28, 2011.

Certain of our property, plant, and equipment collateralize our notes payable and senior secured notes.  Refer to Note 9 of our May 28, 2011 audited financial statements for further information on our long-term debt. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 27, 2011, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

In the first quarter of fiscal 2011, a fire damaged the Shady Dale, Georgia complex. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been and will continue to be incurred related to the fire will be substantially covered by the Company’s insurance policies. Any gain resulting from recoveries from the insurance carriers will be recognized when the claim is ultimately settled.

The Company has constructed four new pullet houses at its complex in Searcy, Arkansas. This project, which cost approximately $4.8 million, was completed in September 2011. These pullet houses replaced existing houses at other Arkansas locations some of which are nearing the end of their lease term.

The company expects to begin construction in the current fiscal year of a new integrated cage-free production complex at its existing location in Bremen, Kentucky which will replace contract production at other locations.  The project will include a processing plant and layer and pullet houses to accommodate approximately 400,000 laying hens.  The project is expected to cost approximately $15.3 million and should be completed by August 2013.

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10.7 million at August 27, 2011.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

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

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 28, 2011 and Note 9 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended August 27, 2011 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form10-K for the fiscal year ended May 28, 2011, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 28, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2011.

ITEM 4.  CONTROLS  AND  PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 27, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended August 27, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended May 28, 2011.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. Neither the Company nor any of its affiliates were named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case in 2006. In 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial. The case was retried with a complete defendants’ verdict, and that verdict was upheld by the Arkansas Supreme Court. The court has scheduled a trial beginning October 22, 2012, in one of these related cases. However, the Company and its affiliates are not defendants in that case. We are not able at present to give an opinion regarding the ultimate resolution of McWhorter and Carroll, but the outlook appears favorable.

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

The controlling statutory and regulatory framework of the Fair Labor Standards Act makes it plain that the former employee was an agricultural worker, and that, accordingly, he was not entitled to overtime pay. The case was filed in state court and immediately removed to the U.S. District Court for the Southern District of Mississippi. A Motion to Dismiss has been filed on behalf of Cal-Maine Farms, Inc. The Court has stayed all proceedings in this case pending resolution of that motion. We are not able at present to give an opinion regarding the ultimate resolution of the action.

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

Six of the eight non-class suits were filed in the same court that is presiding over the putative class actions. Another of these non-class cases was filed in the United States District Court for the Western District of Pennsylvania, but it has been transferred to the Eastern District and consolidated for pretrial proceedings with the other cases. The remaining non-class suit was filed in the District Court of Wyandotte County, Kansas.  The defendants removed this case to the United States District Court for the District of Kansas, the Judicial Panel on Multidistrict Litigation granted the defendants’ transfer request, and the case has now been consolidated in the Eastern District of Pennsylvania.  The plaintiffs in this action have filed a motion to remand the case back to the District Court of Wyandotte County, Kansas, but that motion has not been decided. The plaintiffs in two of the non-class suits originally filed in the Eastern District of Pennsylvania voluntarily dismissed their suits without prejudice.

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

Six of the eight non-class cases remain pending. In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act. In one of the remaining non-class cases, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act). In the other remaining non-class case, the plaintiffs seek damages and injunctive relief under the Kansas Restraint of Trade Act.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 28, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the first quarter of fiscal 2012.

For information as to working capital utilization see “Capital Resources” under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Form S-1 Registration Statement No. 333-14809)
3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) in the Company’s Form 10-K for fiscal year ended May 29, 2004)
3.3	By-Laws, as amended (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K, filed August 17, 2007)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 26, 2011 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 26, 2011)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith as an Exhibit.
**  Furnished herewith as an Exhibit.
+     Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: September 30, 2011	/s/	Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer
(Principal Financial Officer)

Date: September 30, 2011	/s/	Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)