Form 10-Q
period 2011-11-26
CAL MAINE FOODS INC
filed 2011-12-30
CIK 16160

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2011
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
Yes ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 27, 2011.

Common Stock, $0.01 par value	21,471,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

       PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 26, 2011	May 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,607	$57,679
Investment securities available-for-sale	109,537	118,750
Trade receivables (less allowance for doubtful accounts of $378 at November 26, 2011 and $686 at May 28, 2011) and other receivables	88,109	62,790
Inventories	114,253	110,021
Prepaid expenses and other current assets	6,604	5,801
Total current assets	409,110	355,041

Property, plant and equipment, net	222,600	224,887
Goodwill	22,117	22,117
Other investments	16,567	19,142
Other intangible assets	9,027	10,063
Other long-lived assets	6,499	6,544
Notes receivable – noncurrent	2,803	3,049
TOTAL ASSETS	$688,723	$640,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$96,740	$69,545
Accrued dividends payable	7,753	2,424
Current maturities of long-term debt	11,458	11,743
Deferred income taxes	25,228	23,770
Total current liabilities	141,179	107,482

Long-term debt, less current maturities	70,215	76,418
Other non-current liabilities	3,702	3,346
Deferred income taxes	36,781	34,720
Total liabilities	251,877	221,966

Commitments and contingencies – see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares; 21,471 shares outstanding at
November 26, 2011 and 21,465 shares outstanding at May 28, 2011	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at November 26, 2011 and May 28, 2011	24	24
Paid-in capital	33,612	33,419
Retained earnings	423,922	406,361
Accumulated other comprehensive loss net of tax	(24)	(320)
Common stock in treasury at cost – 13,659 shares at November 26, 2011 and 13,665 shares at May 28, 2011	(20,920)	(20,929)
Total Cal-Maine Foods, Inc. stockholders’ equity	436,965	418,906
Noncontrolling interests in consolidated entities	(119)	(29)
Total stockholders’ equity	436,846	418,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688,723	$640,843

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net sales	$290,369	$234,523	$534,211	$424,926
Cost of sales	228,877	189,308	438,933	346,975
Gross profit	61,492	45,215	95,278	77,951
Selling, general, and administrative	25,819	22,432	53,648	47,127
Operating income	35,673	22,783	41,630	30,824
Other income (expense):
Interest expense, net	(822)	(1,547)	(2,218)	(3,139)
Other	1,157	1,162	1,329	1,798
	335	(385)	(889)	(1,341)
Income before income tax and noncontrolling interest	36,008	22,398	40,741	29,483
Income tax expense	12,776	8,212	14,455	10,743
Net income including noncontrolling interest	23,232	14,186	26,286	18,740
Less: Net loss attributable to noncontrolling interest	(28)	(1,000)	(91)	(1,209)
Net income attributable to Cal-Maine Foods, Inc.	$23,260	$15,186	$26,377	$19,949
Net income per common share:
Basic	$0.97	$0.64	$1.11	$0.84
Diluted	$0.97	$0.63	$1.10	$0.83
Dividends per common share	$0.325	$0.212	$0.368	$0.279
Weighted average shares outstanding:
Basic	23,871	23,853	23,869	23,848
Diluted	23,950	23,944	23,947	23,940

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net income, including noncontrolling interests	$23,232	$14,186	$26,286	$18,740

Other comprehensive income (loss), net of tax:

Unrealized holding gain (loss) on available-for-sale securities	(193)	1	296	160

Other comprehensive income (loss)	(193)	1	296	160

Comprehensive income	23,039	14,187	26,582	18,900
Less: comprehensive loss attributable to the noncontrolling interest	(28)	(1,000)	(91)	(1,209)
Comprehensive income attributable to Cal-Maine Foods, Inc.	$23,067	$15,187	$26,673	$20,109

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 26, 2011	November 27, 2010
Operating Activities
Net income including noncontrolling interests	$26,286	$18,740
Depreciation and amortization	15,261	15,510
Other net	(315)	(26,688)
Net cash provided by operating activities	41,232	7,562

Investing Activities
Purchases of investments	(53,002)	(75,241)
Sales of investments	62,695	73,651
Purchases of property, plant and equipment	(12,475)	(9,596)
Payments received on notes receivable and from investments in affiliates	4,240	1,653
Increase in notes receivable and investments in affiliates	—	(516)
Net proceeds from disposal of property, plant and equipment	9	57
Net cash provided by (used in) investing activities	1,467	(9,992)

Financing Activities
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	203	71
Principal payments on long-term debt	(6,489)	(22,099)
Payments of dividends	(3,485)	(8,607)
Net cash used in financing activities	(9,771)	(30,635)
Net change in cash and cash equivalents	32,928	(33,065)

Cash and cash equivalents at beginning of period	57,679	99,453
Cash and cash equivalents at end of period	$90,607	$66,388

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
November 26, 2011
(unaudited)

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions.  These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six weeks ended November 26, 2011 are not necessarily indicative of the results that may be expected for the year ending June 2, 2012.

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

Total stock based compensation expense (benefit) for the twenty-six weeks ended November 26, 2011 and November 27, 2010 was $217 and $(114), respectively.  Our liabilities associated with Stock Appreciation Rights as of November 26, 2011 and May 28, 2011 were $1,383 and $1,568, respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.  Refer to Note 11 of our May 28, 2011 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	November 26, 2011	May 28, 2011
Flocks	$71,508	$69,251
Eggs	8,166	8,346
Feed and supplies	34,579	32,424
	$114,253	$110,021

4.	Contingencies

Financial Instruments
The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at November  26, 2011.  These LOCs are collateralized with cash and included in “Other long-lived assets” in the Condensed Consolidated Balance Sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Legal Contingencies
The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions. In management’s opinion, the likelihood of a material adverse outcome is remote in regards to all matters except the egg antitrust litigation.

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

5.            Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of vested unexercised stock options.  The computations of basic and diluted net income per share attributable to the Company are as follows:

	13 weeks ended		26 weeks ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net income attributable to Cal-Maine Foods, Inc.	$23,260	$15,186	$26,377	$19,949
Basic weighted-average common shares outstanding	23,871	23,853	23,869	23,848
Effect of dilutive securities:
Common stock options	79	91	78	92
Dilutive common shares outstanding	23,950	23,944	23,947	23,940
Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$0.97	$0.64	$1.11	$0.84
Diluted	$0.97	$0.63	$1.10	$0.83

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

We make an accrual of dividends payable at the end of each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income.  No accrual of dividends payable is made following a quarter for which the Company does not report net income.  No accrual of dividends payable is made until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.   The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		26 Weeks Ended
	11/26/2011	11/27/2010	11/26/2011	11/27/2010
Net income attributable to Cal-Maine Foods, Inc.	$23,260	$15,186	$26,377	$19,949
1/3 of net income attributable to Cal-Maine Foods, Inc.	7,753	5,062	8,792	6,650

Accrued dividends payable*	7,753	5,062	—	—

Average Common stock outstanding (shares)	21,471	21,453	21,469	21,448
Average Class A common stock outstanding (shares)	2,400	2,400	2,400	2,400
Total average common stock outstanding (shares)	23,871	23,853	23,869	23,848

Dividends per common share**	$0.325	$0.212	$0.368	$0.279

* -  Accrued dividends payable is calculated based on the net income for the applicable 13-week period
**   -   Dividends per common share = 1/3 of net income attributable to Cal-Maine Foods, Inc. ÷ Total average common stock outstanding (shares)

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Except for the “Note payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves.    We believe that cost approximates fair value for the “Note payable-Texas Egg Products, LLC.”  Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and the fair values could change significantly.  There is no readily available market data for the “Note payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	November 26, 2011		May 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.99 – 6.80% Notes payable	$67,439	$70,525	$72,874	$74,280
Series A Senior Secured Notes at 5.45%	13,682	13,892	14,735	14,634
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
	$81,673	$84,969	$88,161	$89,466

* Cost approximates fair value for the Note payable – Texas Egg Products, LLC

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of November 26, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$—	$59,511	$—	$59,511
U.S. government obligations	—	17,216	—	17,216
Corporate bonds	—	13,132	—	13,132
Certificates of deposit	—	12,194	—	12,194
Government agency bonds	—	7,484	—	7,484

Total assets measured at fair value	$—	$109,537	$—	$109,537

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 28, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$—	$70,528	$—	$70,528
U.S. government obligations	—	15,207	—	15,207
Corporate bonds	—	13,387	—	13,387
Certificates of deposit	—	10,224	—	10,224
Government agency bonds	—	8,904	—	8,904
U.S. treasury bills	—	500	—	500

Total assets measured at fair value	$—	$118,750	$—	$118,750

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

8.   Available-for-Sale Securities Classified as Current Assets

	November 26, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$59,207	$304	$—	$59,511
U.S. government obligations	17,385	—	169	17,216
Corporate bonds	13,516	—	384	13,132
Certificates of deposit	11,953	241	—	12,194
Government agency bonds	7,516	—	32	7,484
Total available-for-sale securities	$109,577	$545	$585	$109,537

	May 28, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$70,932	$—	$404	$70,528
U.S. government obligations	15,279	—	72	15,207
Corporate bonds	13,367	20	—	13,387
Certificates of deposit	10,156	68	—	10,224
Government agency bonds	9,036	—	132	8,904
U.S. treasury bills	500	—	—	500
Total available-for-sale securities	$119,270	$88	$608	$118,750

Proceeds from the sales of available-for-sale securities were $62,695 and $73,651 during the twenty-six week periods ending November 26, 2011 and November 27, 2010, respectively. Gross realized gains on those sales during the twenty-six week period ending November 26, 2011 were $9.  There were no gross realized gains during the twenty-six week period ending November 27, 2010.  Gross realized losses on those sales during the twenty-six week periods ending November 26, 2011 and November 27, 2010 were $233 and $29, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains net of tax on available-for-sale securities were $296 and $160 for the twenty-six week periods ending November 26, 2011 and November 27, 2010, respectively, and have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at November 26, 2011, are as follows:

Estimated Fair Value
Within one year	$47,464
After 1-5 years	49,880
$97,343

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for the Company in fiscal year 2013. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

10.	Financial Statement Impact of the Shady Dale, GA Fire

In the quarter ended August 28, 2010, the Shady Dale, GA complex was damaged by a fire. The fire completely destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been and will continue to be incurred related to the fire will be substantially covered by the Company’s insurance policies. The Company has received $460 from its insurance carriers through November 26, 2011 as a partial payment for the loss of the building.   The book value of assets written off and out of pocket expenses incurred because of the fire was $1,078 through November 26, 2011. This amount is recorded as an insurance receivable.  With the receipt of the $460 from our insurance carriers, this insurance receivable has a current balance of $618. Any gain or loss will be recognized when we believe there are no longer any contingencies expected with the settlement. Additionally, any gains associated with the business interruption claim will be recognized when settled. In the quarter ended November 26, 2011, construction was completed of a new layer house to replace the layer house destroyed in the fire.   Laying hens were placed in this new layer house, and it is currently at full production.

11.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10,250 at November 26, 2011.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13,000.

12.	Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six week period ended November 26, 2011:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 28, 2011	$351	$24	$(20,929)	$33,419	$(320)	$406,361	$(29)	$418,877
Dividends*						(8,816)		(8,816)
Issuance of common stock from treasury			9	26				35
Tax benefit on non-qualifying disposition of incentive stock options				167				167
Unrealized gain on available-for-sale securities, net of tax					296			296
Other							1	1
Net income (loss)						26,377	(91)	26,286

Balance at November 26, 2011	$351	$24	$(20,920)	$33,612	$(24)	$423,922	$(119)	$436,846

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, capital costs, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2011 as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the market prices of shell eggs and feed costs, (iv) changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

For the quarter ended November 26, 2011, we produced approximately 76% of the total number of shell eggs sold by us, with approximately 8% of such total shell egg production being provided by contract producers.  Contract producers operate under agreements with us for the use of their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 24% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently averages about 66% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2011/12 crop year.  This has resulted in higher prices for these commodities.   Market prices for corn remain higher in part because of increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and increasingly volatile in the year ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 weeks ended		26 weeks ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.8	80.7	82.2	81.7
Gross profit	21.2	19.3	17.8	18.3
Selling, general, and administrative	8.9	9.6	10.0	11.1
Operating income	12.3	9.7	7.8	7.2
Other income (expense)	0.1	(0.2)	(0.2)	(0.3)
Income before income tax and noncontrolling interest	12.4	9.5	7.6	6.9
Income tax expense	4.4	3.5	2.7	2.5
Net income including noncontrolling interest	8.0	6.0	4.9	4.4
Less: Net loss attributable to noncontrolling interest	(0.0)	(0.4)	(0.0)	(0.3)
Net income attributable to
Cal-Maine Foods, Inc.	8.0%	6.4%	4.9%	4.7%

NET SALES

                 Year-to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients.  Net sales for the thirteen-week period ended November 26, 2011 were $290.4 million, an increase of $55.9 million or 23.8%, as compared to net sales of $234.5 million for the thirteen-week period ended November 27, 2010.  Total dozens of eggs sold increased and egg-selling prices increased in the current thirteen-week period as compared to the same comparable thirteen-week period in fiscal 2011. Dozens sold for the current thirteen-week period were 218.1 million dozen, an increase of 12.1 million dozen, or 5.9% as compared to 206.0 million dozen sold during same thirteen-week period of fiscal 2011.  Our net average selling price per dozen for the thirteen-week period ended November 26, 2011 was $1.272, compared to $1.090 for the thirteen-week period ended November 27, 2010, an increase of $0.182 per dozen, or 16.7%. The net average selling price per dozen is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

For the thirteen weeks ended November 26, 2011, egg product sales were $9.4 million, an increase of $2.4 million, or 34.8%, as compared to $6.9 million for the same thirteen-week period last year. For the thirteen week period ended November 26, 2011 the market price for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 39%,26% and 11% respectively compared to the same thirteen week period last year.

Net sales for the twenty-six week period ended November 26, 2011 were $534.2 million, an increase of $109.3 million, or 25.7% compared to net sales of $424.9 million for the fiscal 2011 twenty-six week period.  Dozens sold for the current twenty-six week period were 426.2 million compared to 400.0 million for the same twenty-six week period in fiscal 2011, an increase of 26.2 million dozen, or 6.6%.  For the current fiscal 2012 twenty-six week period, our net average selling price per dozen was $ 1.196, compared to $1.012 per dozen for the same period last year, an increase of $0.184 per dozen, or 18.2%.

For the twenty-six week period ended November 26, 2011, egg product sales were $17.3 million, an increase of $3.8 million, or 28.1%, as compared to $13.5 million for the same twenty-six week period last year. For the twenty-six weeks ended November 26, 2011 the market prices for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 34%, 25% and 8% respectively compared to the same twenty-six week period last year.

The table below represents an analysis of our non-specialty and specialty shell egg sales.  Following the table is a discussion of the information presented in the table.

	13 weeks ended		26 weeks ended
(Amounts in thousands)	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Total net sales	$290,369	$234,523	$534,211	$424,926

Non-specialty shell egg sales	$214,127	$172,680	$391,466	$306,796
Specialty shell egg sales	63,235	51,942	118,342	98,164
Other	1,145	735	2,333	1,599
Net shell egg sales	$278,507	$225,357	$512,141	$406,559

Net shell egg sales as a percent of total net sales	96%	96%	96%	96%

Non-specialty shell egg dozens sold	182,542	174,133	357,980	339,288
Specialty shell egg dozens sold	35,590	31,905	68,248	60,736
Total dozens sold	218,132	206,038	426,228	400,024

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  For the thirteen-week period ended November 26, 2011, non-specialty shell eggs represented approximately 76.9% of our shell egg dollar sales, as compared to 76.6%, for the thirteen-week period ended November 27, 2010.   For the thirteen-week period ended November 26, 2011, non-specialty shell eggs accounted for approximately 83.7% of the total shell egg dozen volume, as compared to 84.5% for the thirteen-week period ended November 27, 2010.

For the twenty-six week period ended November 26, 2011, non-specialty shell eggs represented approximately 76.4% of our shell egg dollar sales, as compared to 75.5% for the twenty-six week period ended November 27, 2010.   For the twenty-six week period ended November 26, 2011, non-specialty shell eggs accounted for approximately 84.0% of the total shell egg dozen volumes, as compared to 84.8% for the twenty-six week period ended November 27, 2010.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended November 26, 2011, specialty shell eggs represented approximately 22.7% of our shell egg dollar sales, as compared to 23.0% for the thirteen-week period ended November 27, 2010. For the thirteen-week period ended November 26, 2011, specialty shell eggs accounted for approximately 16.3% of the total shell egg dozen volume, as compared to 15.5% for the thirteen-week period ended November 27, 2010.

For the twenty-six week period ended November 26, 2011, specialty shell eggs represented approximately 23.1% of our shell egg dollar sales, as compared to 24.1% for the twenty-six week period ended November 27, 2010. For the twenty-six week period ended November 26, 2011, specialty shell eggs accounted for approximately 16.0% of the total shell egg dozen volumes, as compared to 15.2% for the twenty-six week period ended November 27, 2010.

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

The following table presents the key variables affecting our cost of sales.

	13 weeks		26 weeks
(Amounts in thousands)	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010*
Cost of sales:
Farm production	$122,798	$98,580	$242,903	$183,126
Processing and packaging	30,202	28,928	58,410	55,936
Outside egg purchases and other	67,360	54,572	122,050	94,347
Total shell eggs	220,360	182,080	423,363	333,409
Egg products	8,326	5,436	15,200	10,978
Other	191	1,792	370	2,588
Total	$228,877	$189,308	$438,933	$346,975

Farm Production Cost (cost per dozen produced)
Feed	$0.465	$0.387	$0.474	$0.361
Other	0.239	0.218	0.235	0.221
Total	$0.704	$0.605	$0.709	$0.582

Outside egg purchases (average cost per dozen)	$1.247	$1.155	$1.178	$1.070

Dozen produced	166,233	159,749	325,677	315,093
Dozen sold	218,132	206,038	426,228	400,024

* Cost of sales has been reduced by $4.0 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire

Cost of sales for the thirteen-week period ended November 26, 2011 was $228.9 million, an increase of $39.6 million, or 20.9%, as compared to cost of sales of $189.3 million for the thirteen-week period ended November 27, 2010.   This increase is due primarily to higher costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost for the thirteen-week period ended November 26, 2011 was $0.465 per dozen, an increase of 20.2%, as compared to cost per dozen of $0.387 for the same thirteen-week period in fiscal 2011.   Increases in feed cost are the result of higher market prices for corn and soybean meal, primary ingredients for the feed we use. Our gross profit increased from 19.3% of net sales for the thirteen-week period ended November 27, 2010 to 21.2% of net sales for the thirteen-week period ended November 26, 2011.

For the twenty-six week period ended November 26, 2011, total cost of sales was $438.9 million, an increase of $91.9 million, or 26.5%, as compared to cost of sales of $347.0 million for the twenty-six week period ended November 27, 2010. This increase is due primarily to higher costs of feed ingredients and costs of shell eggs purchased from outside producers.  Feed cost for the current twenty-six week period was $0.474 per dozen, compared to $0.361 per dozen for the twenty-six week period ended November 27, 2010, an increase of 31.3%. Our gross profit decreased from 18.3% of net sales for the twenty-six week period ended November 27, 2010 to 17.8% of net sales for the twenty-six week period ended November 26, 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	13 Weeks Ended
(Amounts in thousands)	November 26, 2011	November 27, 2010	Change
Stock compensation expense	$384	$44	$340
Specialty egg expense	8,652	5,900	2,752
Payroll and overhead	4,560	4,364	196
Other expenses	3,964	4,768	(804)
Delivery expense	8,260	7,356	904
Total	$25,819	$22,432	$3,387

 Selling, general, and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended November 26, 2011 was $25.8 million, an increase of $3.4 million, or 15.2%, as compared to $22.4 million for the thirteen-week period ended November 27, 2010.  Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation arrangements classified as equity awards have been fully amortized.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively to stock compensation expense.  The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead increased slightly as compared to the same period of the prior year.  Other expenses, which include expenses for repairs, professional fees, and insurance had a net decrease from the same period of the prior year.  Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies.  As a percent of net sales, selling, general, and administrative expense decreased from 9.6% for the thirteen-week period ended November 27, 2010 to 8.9% for the thirteen-week period ended November 26, 2011.

	26 Weeks Ended
(Amounts in thousands)	November 26, 2011	November 27, 2010	Change
Stock compensation expense	$217	$(114)	$331
Specialty egg expense	16,788	11,848	4,940
Payroll and overhead	10,775	10,847	(72)
Other expenses	9,101	9,761	(660)
Delivery expense	16,767	14,785	1,982
Total	$53,648	$47,127	$6,521

For the twenty-six weeks ended November 26, 2011, selling, general, and administrative expense was $53.6 million, an increase of $6.5 million, or 13.8%, as compared to $47.1 million for the same period in fiscal 2011. Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation arrangements classified as equity awards have been fully amortized.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively to stock compensation expense.   The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead decreased slightly as compared to the same period the prior year.  Other expenses, which include expenses for repairs, professional fees, and insurance had a net decrease from the same period of the prior year.  Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies.  As a percent of net sales, selling, general, and administrative expense decreased from 11.1% for the twenty-six week period of fiscal 2011 to 10.0% for the current comparable period in fiscal 2012.

OPERATING INCOME

As a result of the above, operating income was $35.7 million for the thirteen-weeks ended November 26, 2011, as compared to operating income of $22.8 million for the thirteen-week period ended November 27, 2010.  As a percent of net sales, operating income for the thirteen-week period ended November 26, 2011 was 12.3%, as compared to 9.7% for the thirteen-week period ended November 27, 2010.

For the twenty-six weeks ended November 26, 2011, operating income was $41.6 million, compared to operating income of $30.8 million for the comparable period in fiscal 2011.  As a percent of net sales, operating income for the current fiscal 2012 period was 7.8%, as compared to 7.2% for the same period in fiscal 2011.

OTHER INCOME (EXPENSE)

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in income from affiliates. Other income for the thirteen-week period ended November 26, 2011 was $335,000, as compared to other expense of $385,000 for the thirteen-week period ended November 27, 2010. There was a decrease in net interest expense during the current period. We had lower average long-term borrowing balances, which decreased net interest expense. We also had increased equity in the income of affiliates. As a percent of net sales, other income was 0.1% for the thirteen-weeks ended November 26, 2011, compared to other expense of 0.2% for the comparable period last year.

For the twenty-six weeks ended November 26, 2011, other expense was $889,000, which is a decrease of $452,000 from other expense of $1.3 million for the twenty-six week period ended November 27, 2010.  Similar to the current thirteen-week period, our net interest expense decreased, and we had increased equity in the income of affiliates.  As a percent of net sales, other expense was 0.2% for the twenty-six weeks ended November 26, 2011, compared to other expense of 0.3% for the comparable period last year.

INCOME TAXES

As a result of the above, our pre-tax income was $36.0 million for the thirteen-week period ended November 26, 2011, compared to pre-tax income of $22.4 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $12.8 million was recorded with an effective tax rate of 35.5% as compared to an income tax expense of $8.2 million with an effective rate of 36.7% for last year’s comparable thirteen-week period.

For the twenty-six week period ended November 26, 2011, pre-tax income was $40.7 million, compared to pre-tax income of $29.5 million for the comparable period in fiscal 2011.  For the current fiscal 2012 twenty-six week period, income tax expense of $14.5 million was recorded with an effective tax rate of 35.5%, as compared to an income tax expense of $10.7 million with an effective rate of 36.4% for last year’s comparable period.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for the thirteen-week period ended November 26, 2011 was $28,000 as compared to $1.0 million for the same thirteen-week period of fiscal 2011.

Net loss attributable to noncontrolling interest for the twenty-six week period ended November 26, 2011 was $91,000 as compared to $1.2 million for the same twenty-six week period of fiscal 2010.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended November 26, 2011 was $23.3 million, or $0.97 per basic and diluted share, compared to net income of $15.2 million, or $0.64 per basic and $0.63 per diluted share for the same period last year.

For the twenty-six week period ended November 26, 2011, net income was $26.4 million or $1.11 per basic and $1.10 per diluted share, compared to net income of $19.9 million, or $0.84 per basic and $0.83 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 26, 2011 was $267.9 million compared to $247.6 million at May 28, 2011. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 2.90 at November 26, 2011 as compared with 3.30 at May 28, 2011. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at November 26, 2011, including current maturities, amounted to $81.7 million, as compared to $88.2 million at May 28, 2011.

For the twenty-six weeks ended November 26, 2011, $41.2 million in cash was provided by operating activities.  This compares to cash provided by operating activities of $7.6 million for the 26 weeks ended November 27, 2010.  For the twenty-six weeks ended November 26, 2011, approximately $62.7 million was provided from the sale of short-term investments, $53.0 million was used for the purchase of short-term investments and notes receivable and investments in nonconsolidated subsidiaries provided net $4.2 million. Approximately $9,000 was provided from disposal of property, plant and equipment and $12.5 million was used for purchases of property, plant and equipment.  Approximately $3.5 million was used for payment of dividends on common stock and $6.5 million was used for principal payments on long-term debt.  Approximately $36,000 was received from the issuance of common stock from treasury after the exercise of 6,000 stock options having a strike price of $5.93 per share.  We also had a tax benefit of $167,000 from a nonqualifying disposition of incentive stock options.    The net result of these activities was an increase in cash of approximately $32.9 million since May 28, 2011.

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

Certain of our property, plant, and equipment collateralize our notes payable and senior secured notes.  Refer to Note 9 of our May 28, 2011 audited financial statements for further information on our long-term debt. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 26, 2011, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of not less than 50% of the outstanding voting stock of the Company.

In the quarter ended August 28, 2010, the Shady Dale, GA complex was damaged by a fire. The fire completely destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been and will continue to be incurred related to the fire will be substantially covered by the Company’s insurance policies. The Company has received $460,000 from its insurance carriers through November 26, 2011 as a partial payment for the loss of the building.   The book value of assets written off and out of pocket expenses incurred because of the fire was $1.1 million through November 26, 2011. This amount is recorded as an insurance receivable.  With the receipt of the $460,000 from our insurance carriers, this insurance receivable has a current balance of $618,000. Any gain or loss will be recognized when we believe there are no longer any contingencies expected with the settlement. Additionally, any gains associated with the business interruption claim will be recognized when settled. In the quarter ended November 26, 2011, construction was completed of a new layer house to replace the layer house destroyed in the fire.   Laying hens were placed in this new layer house, and it is currently at full production.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $10.3 million at November 26, 2011.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.  On July 11, 2008, this debt was refinanced for a term of ten years.  There were additional borrowings under this refinancing due to the construction of an organic egg production and distribution facility near Chase, Kansas costing approximately $13.0 million.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 28, 2011 and Note 9 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended November 26, 2011 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies.  We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended May 28, 2011, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 28, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2011.

 ITEM 4.  CONTROLS  AND  PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 26, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended November 26, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. as well as Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. no longer operates in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Cal-Maine Foods, Inc. owns 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling. At final argument, the State of Oklahoma agreed to dismiss Cal-Maine Farms, Inc. but the order doing so has not yet been entered by the court.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc., Sic Bynum, filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week seeking recovery of overtime wages not paid, liquidated damages equal to overtime wages not paid, and attorney’s fees. In its present posture, the case is a single-employee action. The plaintiff has, however, requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

The case was filed in the Circuit Court of Simpson County, Mississippi but was removed to the U.S. District Court for the Southern District of Mississippi. The controlling statutory and regulatory framework of the Fair Labor Standards Act is that agricultural workers are not entitled to overtime pay. Cal-Maine Farms, Inc. filed a Motion to Dismiss which was denied without prejudice by the court which is allowing the plaintiff to conduct limited discovery on issues relevant to the plaintiff’s status as an agricultural worker.

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in twenty-five antitrust cases involving the United States shell egg industry. In sixteen of these cases, the named plaintiffs sued on behalf of themselves and a putative class of others who claim to be similarly situated. In fourteen of those putative class actions, the named plaintiffs allege that they are retailers or distributors that purchased shell eggs and egg products directly from one or more of the defendants. In the other two putative class actions, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties. In the remaining nine cases, the plaintiffs sued for their own alleged damages and are not seeking to certify a class.

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

Six of the nine non-class suits were filed in the same court that is presiding over the putative class actions. Another of these non-class cases was filed in the United States District Court for the Western District of Pennsylvania, but it has been transferred to the Eastern District and consolidated for pretrial proceedings with the other cases. Another non-class suit was filed in the District Court of Wyandotte County, Kansas.  The defendants removed this case to the United States District Court for the District of Kansas, the Judicial Panel on Multidistrict Litigation granted the defendants’ transfer request, and the case has now been consolidated in the Eastern District of Pennsylvania.  The plaintiffs in this action have filed a motion to remand the case back to the District Court of Wyandotte County, Kansas, but that motion has not been decided. The remaining non-class suit was filed in the United States District Court for the Northern District of Illinois but is likely to be transferred to and consolidated with the other cases in the Eastern District of Pennsylvania.  The plaintiffs in two of the non-class suits originally filed in the Eastern District of Pennsylvania voluntarily dismissed their suits without prejudice, and there are thus now seven non-class suits pending.

The Direct Purchaser Putative Class Action. The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009. On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint. The direct purchaser plaintiffs did not respond to those motions. Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant. The final hearing on approval of that settlement has been held, but the court has not yet ruled. If it is approved, the settlement would not require the settling party to pay any money. Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys. After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009. On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector. The court denied the motion to dismiss the claims related to the egg products sector.  The court granted the motion to dismiss plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint. On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant. The final hearing on approval of this settlement has also been held, but the court has not ruled. If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

  The Indirect Purchaser Putative Class Action. The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009. On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint. The indirect purchaser plaintiffs did not respond to those motions. Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010. On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer fraud statutes, and common-law claims for unjust enrichment. The court heard oral argument on these motions but has not yet ruled. On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint.

The Non-Class Cases. The cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and December 12, 2011. The Company has not yet answered or moved to dismiss any of these cases.

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

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Both groups of named plaintiffs in the putative class actions originally alleged a class period starting on January 1, 2000 and running “through the present.” The court has now granted the defendants’ motion to dismiss the direct purchasers’ claims outside the four year statute of limitations, and thus the putative direct purchaser class claims now only relate to a September 2004 to present class period.  The court has not yet ruled on the defendants’ motion to dismiss the indirect purchasers’ claims outside the four year statute of limitations, and the putative indirect purchaser class thus continues to assert a January 1, 2000 to present class period. The direct purchaser putative class action case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products. The direct purchaser putative class action case seeks relief under the Sherman Act. The indirect purchaser putative class action case seeks relief under the Sherman Act and the statutes and common-law of various states, the District of Columbia, and Puerto Rico.

Seven of the nine non-class cases remain pending. In five of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act. In one of the remaining non-class cases, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act). In the other remaining non-class case, the plaintiffs seek damages and injunctive relief under the Kansas Restraint of Trade Act.

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

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Form S-1 Registration Statement No. 333-14809)
3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) in the Company’s Form 10-K for fiscal year ended May 29, 2004)
3.3	By-Laws, as amended (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K, filed August 17, 2007)
31.1*	Certification of The Chief Executive Officer
31.2*	Certification of The Chief Financial Officer
32.0**	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated December 27, 2011 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 28, 2011)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: December 30, 2011	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President
(Principal Financial Officer)

Date: December 30, 2011	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)