Form 10-Q
period 2012-02-25
CAL MAINE FOODS INC
filed 2012-03-30
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 25, 2012

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

Yes ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 28, 2012.

Common Stock, $0.01 par value	21,477,091 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

INDEX

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -
	February 25, 2012 and May 28, 2011	3

	Condensed Consolidated Statements of Income -
	Thirteen Weeks and Thirty-Nine Weeks Ended
	February 25, 2012 and February 26, 2011	4

	Condensed Consolidated Statements of Comprehensive Income -
	Thirteen Weeks and Thirty-Nine Weeks Ended
	February 25, 2012 and February 26, 2011	5

	Condensed Consolidated Statements of Cash Flows -
	Thirty-Nine Weeks Ended February 25, 2012 and
	February 26, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	February 25, 2012	May 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,739	$57,679
Investment securities available-for-sale	144,962	118,750
Trade receivables (less allowance for doubtful accounts of $645 at February 25, 2012 and $686 at May 28, 2011) and other receivables	66,339	62,790
Inventories	118,925	110,021
Prepaid expenses and other current assets	6,094	5,801
Total current assets	417,059	355,041

Property, plant and equipment, net	222,176	224,887
Goodwill	22,117	22,117
Other investments	16,420	19,142
Other intangible assets	8,527	10,063
Other long-lived assets	6,405	6,544
Notes receivable – noncurrent	2,693	3,049
TOTAL ASSETS	$695,397	$640,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,815	$69,545
Accrued dividends payable	8,701	2,424
Current maturities of long-term debt	11,458	11,743
Deferred income taxes	24,093	23,770
Total current liabilities	134,067	107,482

Long-term debt, less current maturities	67,488	76,418
Other non-current liabilities	4,188	3,346
Deferred income taxes	36,021	34,720
Total liabilities	241,764	221,966

Commitments and contingencies – see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares; 21,477 shares outstanding at
February 25, 2012 and 21,465 shares outstanding at May 28, 2011	351	351
Class A common stock, $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at February 25, 2012 and May 28, 2011	24	24
Paid-in capital	33,697	33,419
Retained earnings	441,377	406,361
Accumulated other comprehensive loss, net of tax	(967)	(320)
Common stock in treasury at cost – 13,653 shares at February 25, 2012
and 13,665 shares at May 28, 2011	(20,911)	(20,929)
Total Cal-Maine Foods, Inc. stockholders’ equity	453,571	418,906
Noncontrolling interests in consolidated entities	62	(29)
Total stockholders’ equity	453,633	418,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,397	$640,843

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011

Net sales	$303,660	$274,674	$837,871	$699,600
Cost of sales	238,511	209,094	677,444	556,069
Gross profit	65,149	65,580	160,427	143,531
Selling, general and
administrative	30,210	26,619	83,858	73,746
Operating income	34,939	38,961	76,569	69,785
Other income (expense):
Interest expense, net	(1,151)	(1,648)	(3,369)	(4,787)
Other	6,787	13,221	8,116	15,019
	5,636	11,573	4,747	10,232
Income before income taxes	40,575	50,534	81,316	80,017
Income tax expense	14,291	17,075	28,746	27,818
Net income including noncontrolling interest	26,284	33,459	52,570	52,199
Less: Net income (loss) attributable to noncontrolling interest	182	(160)	91	(1,369)
Net income attributable to Cal-Maine Foods, Inc.	$26,102	$33,619	$52,479	$53,568

Net income per common share:
Basic	$1.09	$1.41	$2.20	$2.25
Diluted	$1.09	$1.40	$2.19	$2.24
Dividends per common share	$0.364	$0.470	$0.733	$0.749
Weighted average shares
outstanding:
Basic	23,874	23,861	23,871	23,852
Diluted	23,949	23,943	23,948	23,941

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income, including noncontrolling interests	$26,284	$33,459	$52,570	$52,199

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities	(1,545)	198	(1,065)	460

Other comprehensive income (loss), before tax	(1,545)	198	(1,065)	460

Income tax expense (benefit) related to items of other comprehensive income (loss)	(602)	77	(418)	179

Other comprehensive income (loss), net of tax	(943)	121	(647)	281

Comprehensive income	25,341	33,580	51,923	52,480
Less: comprehensive income (loss) attributable to the noncontrolling interest	182	(160)	91	(1,369)
Comprehensive income attributable to Cal-Maine Foods, Inc.	$25,159	$33,740	$51,832	$53,849

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

UNAUDITED

	39 Weeks Ended
	February 25, 2012	February 26, 2011
Cash flows from operating activities
Net income including noncontrolling interests	$52,570	$52,199
Depreciation and amortization	22,805	23,092
Other adjustments, net	9,504	(15,425)
Net cash provided by operations	84,879	59,866

Cash flows from investing activities
Purchases of investments	(116,433)	(141,034)
Sales of investments	88,956	108,331
Purchases of property, plant and equipment	(19,060)	(14,086)
Payments received on notes receivable and from investments in affiliates	4,840	3,053
Proceeds from sale of non-voting stock in Eggland’s BestTM	—	4,829
Increase in notes receivable and investments in affiliates	—	(516)
Net proceeds from disposal of property, plant and equipment	42	65
Net cash used in investing activities	(41,655)	(39,358)

Cash flows from financing activities
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	296	142
Principal payments on long-term debt	(9,215)	(25,773)
Payment of dividends	(11,245)	(13,667)
Net cash used in financing activities	(20,164)	(39,298)
Net change in cash and cash equivalents	23,060	(18,790)

Cash and cash equivalents at beginning of period	57,679	99,453
Cash and cash equivalents at end of period	$80,739	$80,663

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share amounts)

February 25, 2012

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen and thirty-nine weeks ended February 25, 2012 are not necessarily indicative of the results that may be expected for the year ending June 2, 2012.

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

Total stock based compensation expense (benefit) for the thirty-nine weeks ended February 25, 2012 and February 26, 2011 was $622 and ($ 307), respectively. Our liabilities associated with Stock Appreciation Rights as of February 25, 2012 and February 26, 2011 were $1,172 and $2,225, respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Refer to Note 11 of our May 28, 2011 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	February 25, 2012	May 28, 2011
Flocks	$69,791	$69,251
Eggs	10,403	8,346
Feed and supplies	38,731	32,424
	$118,925	$110,021

4.	Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at February 25, 2012.  These LOCs are collateralized with cash and are included in “Other long-lived assets” in the Condensed Consolidated Balance Sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Legal Contingencies

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions. In management’s opinion, the likelihood of a material adverse outcome is remote in regards to all matters except the egg antitrust litigation.

Management believes that the likelihood of a material adverse outcome is reasonably possible in the egg antitrust litigation. Two of the defendants in the case have reached a settlement agreement with the plaintiffs, subject to court approval. Neither settlement agreement admits any liability on the part of the defendants. Since the inception of this litigation, the Company has denied the allegations of wrongdoing by the plaintiffs and has vigorously defended the case. The Company’s decision to defend was not altered by settlement by two of our co-defendants. The Company will continue to defend the case based on defenses, which we believe are meritorious and provable. At the present time, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of this case.

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

	13 weeks		39 weeks
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011

Net income attributable to Cal-Maine Foods, Inc.	$26,102	$33,619	$52,479	$53,568
Basic weighted-average shares	23,874	23,861	23,871	23,852
Effect of dilutive securities:
Common stock options	75	82	77	89
Dilutive potential common shares	23,949	23,943	23,948	23,941
Net income per common share attributable to Cal-Maine Foods Inc:
Basic	$1.09	$1.41	$2.20	$2.25
Diluted	$1.09	$1.40	$2.19	$2.24

6.	Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy. According to the dividend policy, the Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		39 Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income attributable to Cal-Maine Foods, Inc.	$26,102	$33,619	$52,479	$53,568
1/3 of Net income attributable to Cal-Maine Foods, Inc.	8,701	11,206	17,493	17,856

Accrued dividends payable**	8,701	11,206	—	—

Average Common stock outstanding (shares)	21,474	21,461	21,471	21,452
Average Class A common stock outstanding (shares)	2,400	2,400	2,400	2,400
Total average common stock outstanding (shares)	23,874	23,861	23,871	23,852

Dividends per common share*	$0.364	$0.470	$0.733	$0.749

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Note payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves. We believe that cost approximates fair value for the “Note payable-Texas Egg Products, LLC.” Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and the fair values could change significantly. There is no readily available market data for the “Note payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s long-term debt were as follows:

	February 25, 2012		May 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.99 – 6.80% Notes payable	$65,238	$68,243	$72,874	$74,280
Series A Senior Secured Notes at 5.45%	13,156	13,366	14,735	14,634
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
	$78,946	$82,161	$88,161	$89,466

* Cost approximates fair value for the Note payable – Texas Egg Products, LLC

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of February 25, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$-	$91,142	$—	$91,142
U.S. government obligations	-	17,359	—	17,359
Corporate bonds	-	12,580	—	12,580
Certificates of deposit	-	12,746	—	12,746
Government agency bonds	-	11,135	—	11,135

Total assets measured at fair value	$-	$144,962	$—	$144,962

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 28, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
Municipal bonds	$—	$70,528	$—	$70,528
U.S. government obligations	—	15,207	—	15,207
Corporate bonds	—	13,387	—	13,387
Certificates of deposit	—	10,224	—	10,224
Government agency bonds	—	8,904	—	8,904
U.S. treasury bills	—	500	—	500

Total assets measured at fair value	$—	$118,750	$—	$118,750

Level 2: We classified our current investment securities – available-for-sale as level 2. These securities consist of municipal bonds, U.S. government obligations, corporate bonds, certificates of deposit, and government agency bonds, which contain the aforementioned securities with maturities of three months or longer when purchased. We classified these securities as current because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

8. Available-for-Sale Securities Classified as Current Assets

	February 25, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income			Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$92,020	$		__	$878	$91,142
U.S. government obligations	17,904		—		545	17,359
Corporate bonds	12,962		—		382	12,580
Certificates of deposit	12,370		376		—	12,746
Government agency bonds	11,291		—		156	11,135
Total available-for-sale securities	$146,547		$376		$1,961	$144,962

	May 28, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Municipal bonds	$70,932	$—	$404	$70,528
U.S. government obligations	15,279	—	72	15,207
Corporate bonds	13,367	20	—	13,387
Certificates of deposit	10,156	68	—	10,224
Government agency bonds	9,036	—	132	8,904
U.S. treasury bills	500	—	—	500
Total available-for-sale securities	$119,270	$88	$608	$118,750

Proceeds from the sales of available-for-sale securities were $88,956 and $108,331 during the thirty-nine week periods ending February 25, 2012 and February 26, 2011, respectively. Gross realized gains on those sales during the thirty-nine week period ending February 25, 2012 were $9. There were no gross realized gains during the thirty-nine week period ending February 26, 2011. Gross realized losses on those sales during the thirty-nine week periods ending February 25, 2012 and February 26, 2011 were $315 and $108, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding losses net of tax on available-for-sale securities were $647 for the thirty-nine week period ending February 25, 2012. Unrealized holding gains net of tax on available-for-sale securities were $281 for the thirty-nine week period ending February 26, 2011. These have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at February 25, 2012, are as follows:

Estimated Fair Value
Within one year	$86,362
After 1-5 years	45,854
$132,216

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Early adoption of ASU 2011-05 is permitted. The Company adopted ASU 2011-05 in the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements, but requires a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it was previously disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company chose to present comprehensive income in two separate but consecutive statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for the Company beginning with the first quarter of fiscal year 2013, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

10.	Financial Statement Impact of the Shady Dale, GA Fire

In the quarter ended August 28, 2010, the Shady Dale, GA complex was damaged by a fire. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been incurred related to the fire will be substantially covered by the Company’s insurance policies. The Company has received $460 from its insurance carriers through February 25, 2012 as a partial payment for the loss of the building. The book value of assets written off and out of pocket expenses incurred because of the fire was $1,084 through February 25, 2012. This amount is recorded as an insurance receivable. With the receipt of the $460 from our insurance carriers, this insurance receivable has a current balance of $624. Any gain or loss will be recognized when we believe there are no longer any contingencies expected with the settlement. Additionally, any gains associated with the business interruption claim will be recognized when settled. In the quarter ended November 26, 2011, construction was completed of a new layer house to replace the layer house destroyed in the fire. Laying hens were placed in this new layer house, and it is currently at full production.

11.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $9,875 at February 25, 2012.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is well capitalized.

12.	Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine week period ended February 25, 2012:

	Cal-Maine Foods, Inc.
	Common Stock
(in thousands)	Amount	Class A Amount	Treasury Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 28, 2011	$351	$24	$(20,929)	$33,419	$(320)	$406,361	$(29)	$418,877
Dividends*						(17,463)		(17,463)
Issuance of common stock from treasury			18	53				71
Tax benefit on non-qualifying disposition of incentive stock options				225				225
Unrealized loss on available-for-sale securities, net of tax					(647)			(647)
Net income						52,479	91	52,570

Balance at February 25, 2012	$351	$24	$(20,911)	$33,697	$(967)	$441,377	$62	$453,633

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the quarter ended February 25, 2012, we produced approximately 72% of the total number of shell eggs sold by us, with approximately 8% of such total shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 28% of the total number of shell eggs sold by us was purchased from outside producers.

Our cost of production is materially affected by feed costs, which currently averages about 66% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2011/12 crop year.  This has resulted in higher prices for these commodities.   Market prices for corn remain higher in part because of increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and volatile in the year ahead. Projected increases in U.S. planted corn acreage for the 2012/13 crop year could help to ease supply concerns for that commodity if a significantly larger crop is realized.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February	February	February	February
	25, 2012	26, 2011	25, 2012	26, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.5	76.1	80.9	79.5
Gross profit	21.5	23.9	19.1	20.5

Selling, general & administrative	9.9	9.7	10.0	10.5
Operating income	11.6	14.2	9.1	10.0

Other income	1.8	4.2	0.6	1.4
Income before income taxes	13.4	18.4	9.7	11.4
Income tax expense	4.7	6.2	3.4	4.0
Net income	8.7	12.2	6.3	7.4
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.0)	0.0	(0.2)
Net income attributable to Cal-Maine Foods, Inc.	8.6%	12.2%	6.3%	7.6%

NET SALES

Year-to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ended February 25, 2012 were $303.7 million, an increase of $29.0 million, or 10.6%, as compared to net sales of $274.7 million for the thirteen-week period ended February 26, 2011. Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period as compared with the same period in fiscal 2011. Dozens sold for the current thirteen-week period of fiscal 2012 were 229.2 million, an increase of 14.0 million, or 6.5% as compared to 215.2 million for the same period of fiscal 2011. Our net average selling price per dozen of shell eggs for the thirteen-week period ended February 25, 2012 was $1.275, compared to $1.234 for the thirteen-week period ended February 26, 2011, an increase of 3.3%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

For the thirteen weeks ended February 25, 2012, egg product sales were $7.6 million, an increase of $1.5 million, or 24.6%, as compared to $6.1 million for the same thirteen-week period last year. For the thirteen-week period ended February 25, 2012 the market price for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 19.2%, 25.1% and 0.2% respectively compared to the same thirteen week period last year.

Net sales for the thirty-nine week period ended February 25, 2012 were $837.9 million, an increase of $138.3 million, or 19.8% as compared to net sales of $699.6 million for the thirty-nine week period ended February 26, 2011. Dozens sold for the current thirty-nine week period were 655.5 million, as compared to 615.3 million for the same time period in fiscal 2011, an increase of 40.2 million, or 6.5%. For the current fiscal 2012 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.224, as compared to $1.090 per dozen for the same period in fiscal 2011, an increase of 12.3%.

For the thirty-nine weeks ended February 25, 2012, egg product sales were $24.9 million, an increase of $5.2 million, or 26.4%, as compared to $19.7 million for the same thirty-nine week period last year. For the thirty-nine weeks ended February 25, 2012, the market prices for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 29.9%, 25.2% and 5.5% respectively compared to the same thirty-nine week period last year.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 weeks ended		39 weeks ended
(Amounts in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Total net sales	$303,660	$274,674	$837,871	$699,600

Non-specialty shell egg sales	$222,381	$202,828	$613,847	$509,624
Specialty shell egg sales	69,866	62,680	188,208	160,844
Other	1,002	951	3,335	2,550
Net shell egg sales	$293,249	$266,459	$805,390	$673,018

Net shell egg sales as a percent of total net sales	97%	97%	96%	96%

Non-specialty shell egg dozens sold	190,785	177,614	548,765	516,901
Specialty shell egg dozens sold	38,450	37,619	106,698	98,356
Total dozens sold	229,235	215,233	655,463	615,257

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. For the thirteen-week period ended February 25, 2012, non-specialty shell eggs represented approximately 75.8% of our shell egg dollar sales, as compared to 76.1%, for the thirteen-week period ended February 26, 2011. For the thirteen-week period ended February 25, 2012, non-specialty shell eggs accounted for approximately 83.2% of the total shell egg dozen volume, as compared to 82.5% for the thirteen-week period ended February 26, 2011.

For the thirty-nine week period ended February 25, 2012, non-specialty shell eggs represented approximately 76.2% of our shell egg dollar sales, as compared to 75.7% for the thirty-nine week period ended February 26, 2011. For the thirty-nine week period ended February 25, 2012, non-specialty shell eggs accounted for approximately 83.7% of the total shell egg dozen volumes, as compared to 84.0% for the thirty-nine week period ended February 26, 2011.

We continue to focus on increasing our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended February 25, 2012, specialty shell eggs represented approximately 23.8% of our shell egg dollar sales, as compared to 23.5%, for the thirteen-week period ended February 26, 2011. For the thirteen-week period ended February 25, 2012, specialty shell eggs accounted for approximately 16.8% of the total shell egg dozen volume, as compared to 17.5% for the thirteen-week period ended February 26, 2011.

For the thirty-nine week period ended February 25, 2012, specialty shell eggs represented approximately 23.4% of our shell egg dollar sales, as compared to 23.9% for the thirty-nine week period ended February 26, 2011. For the thirty-nine week period ended February 25, 2012, specialty shell eggs accounted for approximately 16.3% of the total shell egg dozen volumes, as compared to 16.0% for the thirty-nine week period ended February 26, 2011.

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

The following table presents the key variables affecting our cost of sales.

	13 weeks		39 weeks
(Amounts in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011*
Cost of sales:
Farm production	$119,355	$100,325	$362,258	$283,451
Processing and packaging	31,469	30,065	89,879	86,001
Outside egg purchases and other	80,840	73,546	202,890	167,893
Total shell eggs	231,664	203,936	655,027	537,345
Egg products	6,462	5,065	21,662	16,043
Other	385	93	755	2,681
Total	$238,511	$209,094	$677,444	$556,069

Farm Production Cost (cost per dozen produced)
Feed	$0.449	$0.404	$0.466	$0.376
Other	0.231	0.218	0.233	0.219
Total	$0.680	$0.622	$0.699	$0.595

Outside egg purchases (average cost per dozen)	$1.251	$1.210	$1.208	$1.100

Dozen produced	166,109	161,295	491,785	476,388
Dozen sold	229,235	215,233	655,463	615,257

*Cost of sales has been reduced by $4.0 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire

Cost of sales for the thirteen-weeks ended February 25, 2012 was $238.5 million, an increase of $29.4 million, or 14.1%, as compared to cost of sales of $209.1 million for the thirteen-week period ended February 26, 2011. The primary factors affecting our cost of sales are costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost per dozen of shell eggs produced for the thirteen-weeks ended February 25, 2012 was $0.449 per dozen, as compared to the thirteen-week period ended February 26, 2011 feed cost per dozen of $0.404, an increase of 11.1%. This was due to higher costs paid for corn and soybean meal, our primary feed ingredients. The combination of higher feed costs and higher prices paid for outside egg purchases offset the higher shell egg selling prices, which led to a decline in gross profit to 21.5% of net sales for the thirteen weeks ended February 25, 2012 from 23.9% of net sales for the thirteen weeks ended February 26, 2011.

Cost of sales for the thirty-nine week period ended February 25, 2012 was $677.4 million, an increase of $121.3 million, or 21.8%, as compared to cost of sales of $556.1 million for the thirty-nine week period ended February 26, 2011. Feed cost per dozen of shell eggs produced for the current thirty-nine week period of fiscal 2012 was $0.466 per dozen, as compared to $0.376 per dozen for the same period in the prior fiscal year, an increase of 23.9%. The combination of higher feed costs and higher prices paid for outside egg purchases offset the higher shell egg selling prices, which led to a decline in gross profit to 19.1% of net sales for this year’s thirty-nine week period from a gross profit of 20.5% of net sales for the prior year’s thirty-nine week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	13 weeks
Category	February 25, 2012	February 26, 2011	Difference

(Amounts in thousands)
Stock compensation expense	$405	$(193)	$598
Specialty egg expenses	9,305	8,337	968
Payroll and overhead	5,547	4,972	575
Other SG&A expenses	6,045	5,113	932
Delivery expense	8,908	8,390	518
Total	$30,210	$26,619	$3,591

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expenses for the thirteen-week period ended February 25, 2012 were $30.2 million, an increase of $3.6 million or 13.5%, as compared to $26.6 million for the thirteen-week period ended February 26, 2011. Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation arrangements classified as equity awards have been fully amortized.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively to stock compensation expense. We also classify exercises under liability awards as stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year. Payroll and overhead increased as compared to the same period the prior year due to the hiring of two additional administrative personnel and general salary increases. Other SG&A expenses increased primarily due to an increase in insurance, temporary labor, consultant, and bad debt expense. Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense increased from 9.7% for the thirteen-week period ended February 26, 2011 to 9.9% for the thirteen-week period ended February 25, 2012.

	39 weeks
Category	February 25, 2012	February 26, 2011	Difference
(Amounts in thousands)
Stock compensation expense	$622	$(307)	$929
Specialty egg expenses	26,093	20,528	5,565
Payroll and overhead	16,322	15,820	502
Other SG&A expenses	15,145	14,530	615
Delivery expense	25,676	23,175	2,501
Total	$83,858	$73,746	$10,112

Selling, general and administrative expenses for the thirty-nine week period ended February 25, 2012 were $83.9 million, an increase of $10.2 million or 13.8%, as compared to $73.7 million for the thirty-nine week period ended February 26, 2011. Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation arrangements classified as equity awards have been fully amortized.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively to stock compensation expense. We also classify exercises under liability awards as stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year. Payroll and overhead increased as compared to the same period the prior year due to general salary increases. Other SG&A expenses increased primarily due to an increase in insurance, temporary labor, and professional fees. Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense decreased from 10.5% for the thirty-nine week period ended February 26, 2011 to 10.0% for the thirty-nine week period ended February 25, 2012.

OPERATING INCOME

As a result of the above, operating income was $34.9 million for the thirteen-week period ended February 25, 2012, as compared to operating income of $39.0 million for the thirteen-week period February 26, 2011. Operating income was 11.6% of net sales for the current thirteen-week period, as compared to operating income of 14.2% of net sales for the thirteen-week period ended February 26, 2011.

For the thirty-nine week period ended February 25, 2012, operating income was $76.6 million, as compared to operating income of $69.8 million for the thirty-nine week period ended February 26, 2011. Operating income was 9.1% of net sales for the current thirty-nine week period as compared to operating income of 10.0% of net sales in the same thirty-nine week period in fiscal 2011.

OTHER INCOME / EXPENSE

Other income or expense consists of costs or income not directly charged to, or related to, operations such as interest expense and equity in the income of affiliates.

Other income for the thirteen-week period ended February 25, 2012 was $5.6 million, a decrease of $6.0 million, as compared to other income of $11.6 million for the thirteen-week period ended February 26, 2011. This net decrease for the current thirteen-week period was the result of decreased equity in income of affiliates, which are also in the shell egg business. This current thirteen-week period, we recorded patronage refunds and dividends from Eggland’s BestTM (“EB”), a marketing cooperative, for $6.5 million, as compared to $5.3 million in the same period last year. For the comparable thirteen-week period last year, in addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. EB operates as a cooperative and our ultimate ownership percentage is based on the patronage business we conduct with the cooperative. We account for our investment in EB using the cost method. Our equity in income of affiliates decreased due to similar amounts being paid last year by EB to Specialty Eggs, LLC, an affiliated entity, which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $1.4 million as compared to $1.2 million in the thirteen-week period ended February 26, 2011, and it also recognized a gain of $1.6 million last year from the sale of non-voting stock in EB. As a percent of net sales, other income was 1.8% for the thirteen-week period ended February 25, 2012 and 4.2% of net sales for the thirteen-week period ended February 26, 2011.

For the thirty-nine week period ended February 25, 2012 other income was $4.7 million, a decrease of $5.5 million, as compared to other income of $10.2 million for the same thirty-nine week period in fiscal 2011. This net decrease for the thirty-nine week period was the result of decreased equity in income of affiliates, which are also in the shell egg business. This current thirty-nine week period, we recorded patronage refunds and dividends from EB of $6.5 million, as compared to $5.3 million in the same period last year. Last year, in addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. As a percent of net sales, other income was 0.6% for the current thirty-nine week period, as compared to other income of 1.4% for the same thirty-nine week period in fiscal 2011.

INCOME TAXES

As a result of the above, our pre-tax income was $40.6 million for the thirteen-week period ended February 25, 2012, as compared to pre-tax income of $50.5 million for the thirteen-week period ended February 26, 2011. For the current thirteen-week period, income tax expense of $14.3 million was recorded with an effective tax rate of 35.2%, as compared to income tax expense of $17.1 million with an effective tax rate of 33.8% for the same thirteen-week period in fiscal 2011.

For the thirty-nine week period ended February 25, 2012, our pre-tax income was $81.3 million, as compared to $80.0 million for the thirty-nine week period ended February 26, 2011. For the current thirty-nine week period, income tax expense of $28.7 million was recorded with an effective tax rate of 35.4%, as compared to income tax expense of $27.8 million with an effective tax rate of 34.8% for the same thirty-nine week period in fiscal 2011.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for the thirteen-week period ended February 25, 2012 was $182,000 as compared to net loss attributable to noncontrolling interest of $160,000 for the thirteen-week period ended February 26, 2011.

Net income attributable to noncontrolling interest for the thirty-nine week period ended February 25, 2012 was $91,000 as compared to net loss attributable to noncontrolling interest of $1.4 million for the thirty-nine week period ended February 26, 2011.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC

Net income for the thirteen-week period ended February 25, 2012 was $26.1 million, or $1.09 per basic and diluted share, as compared to net income of $33.6 million, or $1.41 per basic and $1.40 per diluted share, for the thirteen-week period ended February 26, 2011.

For the thirty-nine week period ended February 25, 2012, net income was $52.5 million, or $2.20 per basic and $2.19 per diluted share, as compared to $53.6 million, or $2.25 per basic and $2.24 per diluted share, for the thirty-nine week period ended February 26, 2011.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 25, 2012 was $283.0 million compared to $247.6 million at May 28, 2011. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.11 at February 25, 2012 as compared with 3.30 at May 28, 2011. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at February 25, 2012, including current maturities, amounted to $78.9 million, as compared to $88.2 million at May 28, 2011.

In the thirty-nine week period ended February 25, 2012, $84.9 million in net cash was provided by operating activities. This compares to $59.9 million of net cash from operating activities for the thirty-nine week period ended February 26, 2011. For the thirty-nine weeks ended February 25, 2012, approximately $89.0 million was provided from the sale of short-term investments, $116.4 million was used for the purchase of short-term investments and net payments of $4.8 million were received from notes receivable and investments in affiliates. Approximately $42,000 was provided from disposal of property, plant and equipment and $19.1 million was used for purchases of property, plant and equipment.  Approximately $11.2 million was used for payment of dividends on common stock and $9.2 million was used for principal payments on long-term debt.  Approximately $71,000 was received from the issuance of common stock from treasury after the exercise of 12,000 stock options having a strike price of $5.93 per share.  We also had a tax benefit of $225,000 from a nonqualifying disposition of incentive stock options.    The net result of these activities was an increase in cash of approximately $23.1 million since May 28, 2011.

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

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Refer to Note 9 of our May 28, 2011 audited financial statements for further information on our long-term debt. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 25, 2012, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred Adams, the Company’s Chairman, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

In the quarter ended August 28, 2010, the Shady Dale, GA complex was damaged by a fire. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses. The Company believes the cost of lost production and additional expenses that have been and will continue to be incurred related to the fire will be substantially covered by the Company’s insurance policies. The Company has received $460,000 from its insurance carriers through February 25, 2012 as a partial payment for the loss of the building. The book value of assets written off and out of pocket expenses incurred because of the fire was $1.1 million through February 25, 2012. This amount is recorded as an insurance receivable. With the receipt of the $460,000 from our insurance carriers, this insurance receivable has a current balance of $624,000. Any gain or loss will be recognized when we believe there are no longer any contingencies expected with the settlement. Additionally, any gains associated with the business interruption claim will be recognized when settled. In the quarter ended November 26, 2011, construction was completed of a new layer house to replace the layer house destroyed in the fire. Laying hens were placed in this new layer house, and it is currently at full production.

The Company is in the process of constructing a new integrated cage-free production complex at its existing location in Bremen, Kentucky, which will replace contract production at other locations.  The project will include a processing plant and layer and pullet houses to accommodate approximately 400,000 laying hens.  The project is expected to cost approximately $15.3 million and should be completed by August 2013.

The Company has begun construction of an expansion of its production facilities in south Texas. The project consists of the demolition of existing caged production facilities and construction of layer and pullet houses to accommodate approximately 200,000 cage-free laying hens. The project is expected to cost approximately $7.3 million and should be completed in fiscal 2013.

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

Looking forward, we believe that our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $9.9 million at February 25, 2012.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee will be unlikely because Delta Egg is now well capitalized.

Impact of Recently Issued Accounting Standards.    Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended May 28, 2011 and Note 9 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended February 25, 2012 that we expect will have a material impact on our consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of February 25, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter ended February 25, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Several other separate, but related, cases were prosecuted in the same venue by the same attorneys. The same theories of liability were prosecuted in all of the cases. Neither the Company nor any of its affiliates were named as a defendant in any of those other cases. The plaintiffs selected one of those cases, Green, et al. vs. Alpharma, Inc., et al., as a bellwether case to go to trial first. All of the poultry defendants were granted summary judgment in the Green case in 2006. In 2008, however, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry defendants and remanded the case for trial. The case was retried with a complete defendants’ verdict, and that verdict was upheld by the Arkansas Supreme Court. The court has scheduled a trial beginning October 22, 2012, in another of the related cases. However, the Company and its affiliates are not defendants in that case.

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. as well as Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

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

The case was filed in the Circuit Court of Simpson County, Mississippi but was removed to the U.S. District Court for the Southern District of Mississippi. The controlling statutory and regulatory framework of the Fair Labor Standards Act is that agricultural workers are not entitled to overtime pay. Cal-Maine Farms, Inc. filed a motion to dismiss which was denied without prejudice by the court which allowed the plaintiff to conduct limited discovery on issues relevant to the plaintiff’s status as an agricultural worker.  The plaintiff has now completed his limited discovery.  The plaintiff has also filed a summary judgment motion regarding liability.  Cal-Maine Farms, Inc. has filed its response to that motion but the court has not ruled on the motion.

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

Six of the nine non-class suits were filed in the same court that is presiding over the putative class actions. Another of these non-class cases was filed in the United States District Court for the Western District of Pennsylvania, but it has been transferred to the Eastern District and consolidated for pretrial proceedings with the other cases. Another non-class suit was filed in the District Court of Wyandotte County, Kansas, where it remains pending.  The remaining non-class suit was filed in the United States District Court for the Northern District of Illinois, but the Judicial Panel on Multidistrict Litigation transferred that case to the Eastern District of Pennsylvania where it has been consolidated with the other cases pending in that court for coordinated pretrial proceedings.  The plaintiffs in two of the non-class suits originally filed in the Eastern District of Pennsylvania voluntarily dismissed their suits without prejudice, and there are thus now seven non-class suits pending.

The Direct Purchaser Putative Class Action. The named plaintiffs in the direct purchaser case filed a consolidated complaint on January 30, 2009. On April 30, 2009, the Company filed motions to dismiss the direct purchasers’ consolidated complaint. The direct purchaser plaintiffs did not respond to those motions. Instead, the direct purchaser plaintiffs announced a potential settlement with one defendant. The final hearing on approval of that settlement has been held, but the court has not yet ruled. If it is approved, the settlement would not require the settling party to pay any money. Instead, the settling defendant, while denying all liability, would provide cooperation in the form of documents and witness interviews to the plaintiffs’ attorneys. After announcing this potential settlement with one defendant, the direct purchaser plaintiffs filed an amended complaint on December 11, 2009. On February 5, 2010, the Company joined with other defendants in moving to dismiss the direct purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period and claims arising from a supposed conspiracy in the egg products sector. On February 26, 2010, the Company filed its answer and affirmative defenses to the direct purchaser plaintiffs’ amended complaint. The court denied the motion to dismiss the claims related to the egg products sector.  The court granted the motion to dismiss plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  On June 4, 2010, the direct purchaser plaintiffs announced a potential settlement with a second defendant. The final hearing on approval of this settlement has also been held, but the court has not ruled. If this settlement is approved, then the defendant would pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its potential agreement with the direct purchaser plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation. On January 30, 2012, the direct purchaser plaintiffs filed a motion for leave to file a third amended complaint. The Court has not yet ruled on the motion for leave.

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

The Non-Class Cases. The cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and December 12, 2011. The plaintiffs in the non-class cases pending in the Eastern District of Pennsylvania filed amended complaints on February 10, 2012. The Company has not yet answered or moved to dismiss any of those non-class cases. On January 27, 2012, the Company filed its answer and affirmative defenses to the non-class complaint in the case pending in Kansas state court, and the Company joined other defendants in the Kansas case in moving to dismiss all claims for damages arising outside the three-year statute of limitations period and all claims for damages arising from purchases of eggs and egg products outside the state of Kansas. The Kansas court has not yet ruled on those motions.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, and scheduling. The Kansas state court has held one scheduling conference during which the court set a schedule for briefing and arguing certain motions to dismiss. There is no definite schedule in any of the cases for discovery, class certification proceedings, or filing motions for summary judgment. No trial date has been set in any of the cases.

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

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Form S-1 Registration Statement No. 333-14809)
3.2	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) in the Company’s Form 10-K for fiscal year ended May 29, 2004)
3.3	By-Laws, as amended (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K, filed August 17, 2007)
31.1*	Certification of The Chief Executive Officer
31.2*	Certification of The Chief Financial Officer
32.0**	Section 1350 Certification of The Chief Executive Officer and The Chief Financial Officer
99.1	Press release dated March 26, 2012 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 26, 2012)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: March 30, 2012	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: March 30, 2012	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)

