Form 10-K
period 2012-06-02
CAL MAINE FOODS INC
filed 2012-08-06
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended JUNE 2, 2012

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

Yes  ☐        No  ☒

The aggregate market value, as reported by The NASDAQ Global Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 26, 2011, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $447,705,868.

As of August 1, 2012, 21,521,291 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

Part I

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and may be beyond our control. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv)risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof. Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2012, we sold approximately 884.3 million dozen shell eggs, which represented approximately 19% of domestic shell egg consumption. Our total flock of approximately 26.2 million layers and 6.6 million pullets and breeders is the largest in the United States. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are also one of the largest producers and marketers of value-added specialty shell eggs in the United States. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs and are a rapidly growing segment of the market. In fiscal 2012, specialty shell eggs represented approximately 24% of our shell egg dollar sales, as compared to 24% for fiscal 2011, and accounted for approximately 16% of our total shell egg dozen volumes, as compared to approximately 16% in fiscal 2011. Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best(TM), Farmhouse®, and 4-Grain®. We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative, which markets the leading brand in the specialty shell egg segment. We have exclusive license agreements to market and distribute Egg-Land’s Best(TM) specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. In April 2012, EB formed Eggland’s Best, LLC by contributing the assets of EB. Subsequent to the formation of Eggland’s Best, LLC, EB sold to Land O’Lakes, Inc. a 50% interest in Eggland’s Best, LLC. Going forward the specialty eggs of EB and Land O’Lakes, Inc. will be marketed through Eggland’s Best, LLC. We market cage free eggs under our trademarked Farmhouse® brand and distribute those shell eggs across the southeast and southwest regions of the United States. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are also a leader in industry consolidation. Since 1989, we have completed sixteen acquisitions ranging in size from 600,000 layers to 7.5 million layers. In July 2012, we announced a pending acquisition of the commercial egg operations of Pilgrim’s Pride Corporation. We estimate that this acquisition will be completed in August 2012. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. According to Egg Industry Magazine, there currently are 52 producers who each own at least one million layers and the ten largest producers own approximately 49% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”) reports, since 2000, annual per capita consumption in the United States has varied between 246 and 258 eggs. In calendar year 2011, per capita consumption in the United States was estimated to be 246 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We believe that the majority of shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. For fiscal 2012, wholesale large shell egg prices in the southeast region averaged $1.21 per dozen compared to an average of $1.15 per dozen for fiscal years 2009 to 2011. According to a USDA report as of July 1, 2012, the number of layers in the U.S. flock is up slightly from the prior year, while the number of chicks hatched from January through June of 2012 was lower year-over-year. Subsequent to the July 1, 2012 USDA report, heat related mortality in egg producing states in the mid-western U.S. has resulted in reduced bird numbers, which could lead to slightly higher egg prices due to the reduced hen supply in the months ahead.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Feed prices for fiscal 2012 were 19% higher than the previous year. While acreage planted for the major grain crops during the 2012-2013 crop year appeared to be adequate to improve the U.S. supplies of these grain crops, particularly corn, for the upcoming fiscal year, drought conditions in the major crop growing areas of the U.S. have significantly reduced expected crop yields. This has led to record prices for corn and soybean meal. The prospective outlook is for feed costs to remain high and volatile in the year ahead.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed sixteen acquisitions. In addition, we have built seven new “in-line” shell egg production and processing facilities and one pullet growing facility which added eight million layers and 1.5 million growing pullets to our capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. These increases in capacity have been accompanied by the retirement of older and less efficient facilities. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means. As a result of the foregoing, we continue to decrease our reliance on shell eggs produced by contract producers.

As a result of our strategy, our total flock, including pullets, layers and breeders, has increased from approximately 28.4 million at June 2, 2007 to approximately 32.8 million as of June 2, 2012. Also, the number of dozens of shell eggs sold has increased from approximately 685.3 million in the fiscal year ended June 2, 2007 to approximately 884.3 million for the fiscal year ending June 2, 2012. Net sales amounted to $1,113.1 million in fiscal 2012 compared to net sales of $598.1 million in fiscal 2007.

We plan to continue to pursue opportunities for the acquisition of other companies engaged in the production and sale of shell eggs. For example, in July 2012, we announced a pending acquisition of the commercial egg operations of Pilgrim’s Pride Corporation. We estimate that this acquisition will be completed in August 2012. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe that enhancing our national presence will help us further strengthen our relationships with existing customers, who have operations across the United States.

Through exclusive license agreements with Eggland’s Best, LLC (formerly EB) in several key territories and our trademarked Farmhouse® and 4Grain® brands, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices, we believe that growing our specialty eggs business will enhance the stability of our margins. As part of our Tampa Farms acquisition in fiscal 2009, we acquired the 4Grain® brand of specialty eggs. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4Grain® brand. We expect that the price of specialty eggs will remain at a premium to regular shell eggs, and intend to grow our specialty shell egg business.

Federal anti-trust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance. Also, we are subject to federal and state laws generally prohibiting anti-competitive conduct. We believe that our sales of shell eggs during the last fiscal year represented approximately 19% of domestic shell egg sales, making us the largest producer and distributor of shell eggs in the United States. However, because the shell egg production and distribution industry is so fragmented, we believe that either regulatory approval of any future acquisitions will not be required, or, if required, that we are likely to obtain such approvals.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production. Our operations are fully integrated. At our facilities, we hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, and distribute shell eggs. Company-owned facilities accounted for approximately 92% of our total fiscal 2012 egg production, with the balance attributable to contract producers. Under a typical arrangement with a contract producer, we own the entire flock, furnish all feed and supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 16.2 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 36 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. The facilities produce an average of 1.8 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $123.1 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 62% to 67% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. For example, the severe drought this summer and resulting damage to the national corn crop are expected to result in feed costs that are high and volatile in the year ahead. Increases in feed costs which are not accompanied by increases in the selling price of eggs can have a material adverse effect on our operations. However, higher feed costs may encourage shell egg producers to reduce production, possibly resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Marketing. Of the 884 million dozen shell eggs sold by us in the fiscal year ended June 2, 2012, our flocks produced 663 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 66.3% of net sales dollars in fiscal 2012 and 65.4% of net sales dollars for fiscal 2011. Two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 31.3% of net sales dollars during fiscal 2012 and 32.6% of net sales dollars for fiscal 2011. One customer, Publix Super Markets, Inc., accounted for 9.6% of net sales dollars during fiscal 2012 and 10.0% of net sales dollars for fiscal 2011.

The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

The shell eggs we sell are delivered by us to our customers’ warehouse or retail stores either with our own fleet of owned or contracted refrigerated delivery trucks or are picked up by our customers at our processing facilities.

We sell our shell eggs at prices generally related to independently quoted wholesale market prices or at formulas related to our costs of production. Wholesale prices are subject to wide fluctuations. The prices of our shell eggs reflect fluctuations in the quoted market and changes in corn and soybean meal prices, and the results of our shell egg operations are materially affected by changes in market quotations and feed costs. Egg prices reflect a number of economic conditions, such as the supply of eggs and the level of demand, which, in turn, are influenced by a number of factors that we cannot control. No representation can be made as to the future level of prices.

According to USDA reports, for the past five years, annual per capita consumption in the United States has varied between 246 and 258 eggs. Per capita consumption is determined by taking the total supply of eggs for the shell egg industry divided by the entire population in the United States (i.e. all eggs supplied domestically by the shell egg industry are consumed). While we believe that fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs in 29 states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States. We are a major factor in egg marketing in a majority of these states. Many states in our market area are egg deficit regions. Egg deficit regions are areas where production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of our markets.

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten fiscal years, five of our first quarters have resulted in net operating losses, and during this same period, two of our fourth quarters have resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™, 4Grain®, and Farmhouse® branded eggs. These specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues. The statistical data concerning specialty egg sales reflects the upward trend of specialty eggs. For fiscal 2012, specialty eggs accounted for 24.0% of our shell egg dollar sales and 16.3% of our shell egg dozens sold, as compared to 24.0% of shell egg dollar sales and 16.1% of shell egg dozens sold in fiscal 2011. Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs under license from EB at our facilities under EB guidelines. The product is marketed to our established base of customers at prices that reflect a premium over non-specialty shell eggs. Egg-Land’s Best™ eggs accounted for approximately 15.2% of our shell egg dollar sales in fiscal 2012, as compared to 15.6% in fiscal 2011. Based on dozens sold, Egg-Land’s Best™ eggs accounted for 10.3% of dozens sold for fiscal 2012, as compared to 10.4% in fiscal 2011. Farmhouse® brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. Our 4Grain® brand consists of both caged and cage free eggs. Our hens are fed a diet of four all natural grains, no animal by-products, and all vegetarian feed. As in our other flocks, these hens are provided with drinking water that is free of hormones or other chemical additives. Farmhouse®, 4Grain® and other non-EB specialty eggs accounted for 8.7% of our shell egg dollar sales in fiscal 2012, as compared to 8.4% in fiscal 2011, and for 6.0% of dozens sold for fiscal 2012, as compared to 5.7% for fiscal 2011.

Egg Products. Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form. In fiscal 2012 and 2011 egg products represented approximately 3% of our net sales. We sell our egg products primarily into the institutional and food service sectors in the U.S. Our egg products are sold through American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas. Prices for egg products are directly related to Urner Barry quoted price levels.

Competition. The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers. Shell egg competition is generally based on price, service, and quality of production.

The shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2011, 52 producers with one million or more layers owned 87% of the 285 million total U.S. layers, compared to 56 producers with one million or more layers owning 64% of the 232 million total U.S. layers in 1990, and 61 producers with one million or more layers owning 56% of the 248 million total U.S. layers in 1985. We believe that a continuation of that concentration trend may result in the reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names. We own the trade names Farmhouse®, Rio Grande®, Sunups®, Sunny Meadow® and 4Grain®. We do not own any patents or proprietary technologies. We produce and market Egg-Land's BestTM eggs under license agreements with EB. We believe that these trade names and license agreements are important to our business. We do not know of any infringing uses that would materially affect the use of these trade names, and we actively defend and enforce them.

Government Regulation. Our facilities and operations are subject to regulation by various federal, state and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), USDA, Environmental Protection Agency, Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA and FDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to ensure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

On July 7, 2011, the Humane Society of the United States (“HSUS”) and United Egg Producers (“UEP”) reached an agreement to work together toward the enactment of comprehensive federal legislation for all of the approximately 280 million hens involved in U.S. egg production. The two groups have jointly asked Congress for federal legislation, which would require egg producers to increase the space per hen in a tiered phase in, with the amount of space hens are given increasing, in intervals, over the next 15 to 18 years. Currently, the majority of hens are each provided 67 square inches of space, with roughly 50 million receiving 48 square inches. The proposed phase-in would culminate with hens nationwide being provided a minimum of 124-144 square inches of space, along with certain other improvements noted in the July 7, 2011 agreement. We cannot predict the likelihood that this legislation will become law, however, if this federal legislation is passed we could incur significant costs to conform our operations to meet the requirements of this proposed legislation. We do not have a current estimate of what these costs will be if this legislation is passed.

Environmental Regulation. Our operations and facilities are subject to various federal, state and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made and will continue to make capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We are not currently aware of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Employees. As of June 2, 2012, we had approximately 2,175 employees, 1,875 of whom worked in egg production, processing and marketing, 120 of whom were engaged in feed mill operations and 180 of whom were administrative employees, including our executive officers. Approximately 2.5% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Our Corporate Information

We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3 and 4 ownership reports, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on our website.

Our Common Stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “CALM”. On June 2, 2012, the last sale price of our Common Stock on NASDAQ was $34.84 per share. Our fiscal year 2012 ended June 2, 2012, and the first three fiscal quarters of fiscal 2012 ended August 27, 2011, November 26, 2011, and February 25, 2012. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following is a description of the known factors that may materially affect our business, financial condition or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in making any investment decisions with respect to our securities. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition or results of operations.

Market prices of wholesale shell eggs are volatile and changes in these prices and costs can adversely impact our results of operations.

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production or small decreases in demand can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry had geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies appear to be more closely balanced with demand and egg prices again reached record levels during 2007 and 2008.  Egg prices have since generally retreated from those record price levels due to small increases in industry supply. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain level in the future. In general, a 1% increase or decrease in industry supply will translate into a 7% corresponding change in shell egg prices.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 62% to 67% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the United States and internationally. For example, the severe drought this summer and resulting damage to the national corn crop are expected to result in feed costs that are high and volatile in the year ahead. Increases in feed costs not accompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

Due to the cyclical nature of our business, our financial results from year to year and between different quarters within a single fiscal year may fluctuate.

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance. As a result, our financial results from year to year may vary significantly. Additionally, as a result of seasonal fluctuations, our financial results may fluctuate significantly between different quarters within a single fiscal year.

We purchase approximately 25% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We produce approximately 75% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers also increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in quantities and prices that are satisfactory and our inability to do so may have a material adverse effect on our business and profitability.

Our acquisition growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. For example, in July 2012, we announced a pending acquisition of the commercial egg operations of Pilgrim’s Pride Corporation. We estimate that this acquisition will be completed in August 2012. Acquisitions can require capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. We cannot assure you that we:

-	will identify suitable acquisition candidates;

-	can consummate acquisitions on acceptable terms; or

-	can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business.

No assurance can be given that companies acquired by us in the future will contribute positively to our results of operations or financial condition. In addition, federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.

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

For the fiscal years 2012, 2011, and 2010, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 31.3%, 32.6%, and 36.4% of our net sales dollars, respectively. For fiscal years 2012, 2011 and 2010, Publix Super Markets, Inc., accounted for 9.6%, 10.0% and 10.1% of net sales dollars, respectively. For fiscal years 2012, 2011, and 2010, our top ten customers accounted for 66.3%, 65.4%, and 71.0% of net sales dollars during those periods. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, these customers are free to acquire shell eggs from other sources. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or were to terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation. Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to USDA and FDA regulation, as well as regulation by various state and local health and agricultural agencies. Our shell egg processing facilities are subject to periodic USDA and FDA inspections. All of our shell egg and feed mill facilities are subject to FDA regulation and inspections.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, to require that any companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flocks of hens to address these concerns. The treatment standards require, among other things, that we provide increased cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). These groups have made legislative efforts to ban any form of caged housing in various states. Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of these increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or any additional costs we will face, in the future.

On July 7, 2011, the Humane Society of the United States (“HSUS”) and United Egg Producers (“UEP”) reached an agreement to work together toward the enactment of comprehensive federal legislation for all of the approximately 280 million hens involved in U.S. egg production. The two groups have jointly asked Congress for federal legislation, which would require egg producers to increase the space per hen in a tiered phase in, with the amount of space hens are given increasing, in intervals, over the next 15 to 18 years. Currently, the majority of hens are each provided 67 square inches of space, with roughly 50 million receiving 48 square inches. The proposed phase-in would culminate with hens nationwide being provided a minimum of 124-144 square inches of space, along with certain other improvements noted in the July 7, 2011 agreement. We cannot predict the likelihood that this legislation will become law, however, if this federal legislation is passed we could incur significant costs to conform our operations to meet the requirements of this proposed legislation. We do not have a current estimate of what these costs will be if this legislation is passed.

We are dependent on our management team, and the loss of any key member of this team may adversely affect the implementation of our business plan in a timely manner.

Our success depends largely upon the continued service of our senior management team. The loss or interruption of service of one or more of our key executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any significant key-man life insurance coverage on any such persons.

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

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 29.1% of the outstanding shares of our Common Stock, which has one vote per share. In addition, Mr. Adams owns 74.8% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, owns 25.2% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.9% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 53.2%, and Messrs. Adams and Baker and their spouses collectively possess 67.4%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

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

Based on Mr. Adams’ beneficial ownership of our outstanding capital stock, we are a “controlled company,” as defined in Rule 5615(c)(1) of the NASDAQ’s listing standards. Accordingly, we are exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired. Goodwill is reviewed for impairment annually or more frequently should certain impairment indicators arise. As of June 2, 2012, we had $22.1 million of goodwill. While we believe that the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business. For example, we own the trade names Farmhouse®, Rio Grande®, Sunups®, Sunny Meadow® and 4Grain®. We also produce and market Egg-Land’s Best™ under license agreements with EB. We have invested a significant amount of money in establishing and promoting our trademarked brands. The loss or expiration of any of our intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products that are substantially similar to those we offer. This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include three breeding facilities, two hatcheries, four wholesale distribution centers, 19 feed mills, 36 shell egg production facilities, 26 pullet growing facilities, and 34 processing and packing facilities. We also own interests in two egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

Presently, we own approximately 19,900 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 17 million pullets annually, house 30 million laying hens and control the production of an aggregate total of 29 million layers, with the remainder controlled by contract growers. We also own mills that can produce 650 tons of feed per hour, and processing facilities capable of processing 12,200 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $123.1 million.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. as well as Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. Cal-Maine Farms, Inc. was dismissed from the case in September 2009. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc., Sic Bynum, filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week seeking recovery of overtime wages not paid, liquidated damages equal to overtime wages not paid, and attorney’s fees. The plaintiff requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

The case was filed in the Circuit Court of Simpson County, Mississippi but was removed to the U.S. District Court for the Southern District of Mississippi. The controlling statutory and regulatory framework of the Fair Labor Standards Act is that agricultural workers are not entitled to overtime pay. On July 26, 2012, the court granted Cal-Maine Farms, Inc.’s Motion for Summary Judgment. The plaintiff has thirty (30) days from the date of the Order to appeal.

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

The Indirect Purchaser Putative Class Action. The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009. On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint. The indirect purchaser plaintiffs did not respond to those motions. Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010. On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer fraud statutes, and common-law claims for unjust enrichment. The court granted the motion to dismiss claims arising outside the limitations period applicable to each cause of action. The court granted in part and denied in part the motion to dismiss claims arising under certain state antitrust and consumer fraud statutes and common-law claims for unjust enrichment. The court denied without prejudice the motion to dismiss a claim for a supposedly separate conspiracy in the egg products sector. On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint. On May 25, 2012, the indirect purchaser plaintiffs filed a motion for leave to file another amended complaint. The court has not yet ruled on that motion. On June 7, 2012, the court ordered the indirect purchasers to submit a brief addressing whether they have standing to assert an injunctive relief claim under federal law.

The Non-Class Cases. The cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and December 12, 2011. The plaintiffs in the non-class cases pending in the Eastern District of Pennsylvania filed amended complaints on February 10, 2012. On March 26, 2012, the Company joined other defendants in filing a motion to dismiss all claims barred by the statute of limitations. On May 1, 2012, the non-class plaintiffs responded to that motion. On May 22, 2012, the Company joined other defendants in filing a reply brief in support of that motion. The court has not yet ruled on that motion. The Company filed its answer and affirmative defenses to the six non-class cases pending in Pennsylvania on April 26, 2012.

On January 27, 2012, the Company filed its answer and affirmative defenses to the non-class complaint in the case pending in Kansas state court, and the Company joined other defendants in the Kansas case in moving to dismiss all claims for damages arising outside the three-year statute of limitations period and all claims for damages arising from purchases of eggs and egg products outside the state of Kansas. The court took under advisement the limitations motion, pending a ruling in another case that will determine whether the limitations period in the Kansas case will be three or five years. The court reserved judgment on the motion to dismiss claims for damages arising from purchases of eggs and egg products outside the state of Kansas until discovery reveals which sales occurred within Kansas. In reserving judgment, the court stated that only sales within Kansas would be relevant to any calculation of alleged damages.

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

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Both groups of named plaintiffs in the putative class actions originally alleged a class period starting on January 1, 2000 and running “through the present.” The court has now granted the defendants’ motion to dismiss the direct purchasers’ and the indirect purchasers’ claims outside the statute of limitations period, and thus the putative class claims now only relate to a September 2004 to present class period.  The direct purchaser putative class action case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products. The direct purchaser putative class action case seeks relief under the Sherman Act. The indirect purchaser putative class action case seeks relief under the Sherman Act and the statutes and common-law of various states and the District of Columbia.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling. The Pennsylvania court has not set a trial date for any of the consolidated cases. The Kansas state court has entered a schedule for discovery and dispositive motions. The Kansas state court case is set for trial starting February 3, 2014.

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

Environmental information request

In July 2011, the Company received an information request (Request) from the United States Environmental Protection Agency (EPA) pursuant to Section 308 of the Clean Water Act (Act). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (Notice) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012, which included the submission of additional information to the EPA. Since the date of that response, the Company has received no further correspondence from the EPA regarding the Request or Notice and is not aware that the EPA has undertaken, or intends to undertake, any formal enforcement action regarding these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on NASDAQ under the symbol “CALM”. The last reported sale price for our Common Stock on July 28, 2012 was $36.48 per share. The following table sets forth the high and low daily sale prices and dividends per share for each of the four quarters of fiscal 2011 and fiscal 2012.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low

May 28, 2011	First Quarter	$34.95	$28.68	$0.067
	Second Quarter	32.15	26.23	0.212
	Third Quarter	34.16	27.71	0.470
	Fourth Quarter	30.43	27.20	0.102

June 2, 2012	First Quarter	$36.55	$27.86	$0.044
	Second Quarter	34.83	29.52	0.325
	Third Quarter	39.73	31.58	0.364
	Fourth Quarter	42.40	38.33	0.520

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus (74.8%), and his son-in-law Adolphus Baker, our President, Chief Executive Officer and Chairman of the Board (25.2%).

Stockholders

At July 18, 2012, there were approximately 245 record holders of our Common Stock and approximately 10,880 beneficial owners whose shares were held by nominees or broker dealers.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The Company’s loan agreements also provide that unless otherwise approved by its lenders, the Company must limit dividends paid in any quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income, which dividends are allowed to be paid if there are no events of default.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 2, 2012.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	June 2	May 28	May 29	May 30	May 31
	2012	2011	2010	2009*	2008
	53 wks	52 wks	52 wks	52 wks	52 wks
Statement of Operations Data:
Net sales	$1,113,116	$941,981	$910,143	$928,812	$915,939
Cost of sales	911,334	757,050	715,499	724,085	617,383
Gross profit	201,782	184,931	194,644	204,727	298,556
Selling, general and administrative	113,130	101,448	92,040	83,253	74,919
Operating income	88,652	83,483	102,604	121,474	223,637
Other income (expense):
Interest expense (excluding: non cash interest expense, early extinguishment of debt - includes: interest income)	(3,758)	(6,022)	(6,640)	(4,565)	(3,152)
Interest expense - non cash	-	-	(88)	(477)	(942)
Loss on early extinguishment of debt	-	(2,648)	-	-	-
Equity in income of affiliates	7,495	4,701	3,507	2,612	6,324
Gain on sale of investment in Eggland’s BestTM	-	4,829	-	-	-
Distribution from Eggland’s BestTM (see Note 18)	38,343	-	-	-	-
Other, net	8,345	7,328	4,110	2,290	5,699
	50,425	8,188	889	(140)	7,929
Income before income tax and noncontrolling interest	139,077	91,671	103,493	121,334	231,566
Income tax expense	49,110	33,403	37,961	41,510	79,530
Net income including noncontrolling interest	89,967	58,268	65,532	79,824	152,036
Less: Net income (loss) attributable to noncontrolling interest	232	(2,571)	(2,291)	324	175
Net income attributable to Cal-Maine Foods, Inc.	$89,735	$60,839	$67,823	$79,500	$151,861
Net income per common share:
Basic	$3.76	$2.55	$2.85	$3.34	$6.41
Diluted	$3.75	$2.54	$2.84	$3.34	$6.40

Cash dividends per common share	$1.25	$0.85	$0.95	$1.11	$1.34

Weighted average shares outstanding:
Basic	23,875	23,855	23,812	23,769	23,677
Diluted	23,942	23,942	23,877	23,811	23,733
Balance Sheet Data:
Working capital	$301,546	$247,559	$220,186	$137,999	$121,550
Total assets	726,316	640,843	631,284	582,845	501,236
Total debt (including current maturities)	76,220	88,161	134,673	129,789	97,150
Total stockholders’ equity	479,328	418,877	376,956	333,009	277,367

Operating Data:
Total number of layers at period ended (thousands)	26,174	26,819	26,326	27,022	21,853
Total shell eggs sold (millions of dozens)	884.3	821.4	805.4	777.9	678.5

*	Results for fiscal 2009 include the results of operations of Zephyr Egg, LLC, which was consolidated with our operations as of June 27, 2008, and Tampa Farms, LLC, which was consolidated with our operations as of December 11, 2008.

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

Overview

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 2, 2012 (53 weeks), May 28, 2011 (52 weeks), and May 29, 2010 (52 weeks) for the most recent three fiscal years.

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

For fiscal 2012, we produced approximately 75% of the total number of shell eggs sold by us, with approximately 8% of such shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2012, approximately 25% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs. For fiscal 2012, feed costs averaged about 67% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments. The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2012/13 crop year. Drought conditions in major crop growing regions of the mid-western United States have significantly reduced anticipated yields for the current crop. This has resulted in record prices for these commodities. Market prices for corn also remain higher in part because of increases in demand from ethanol producers. Market prices for soybean meal also remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and volatile in the year ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Years Ended
	June 2, 2012	May 28, 2011	May 29, 2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	81.9	80.4	78.6
Gross profit	18.1	19.6	21.4
Selling, general & administrative expenses	10.1	10.8	10.1
Operating income	8.0	8.8	11.3
Other income	4.5	0.9	0.1
Income before taxes	12.5	9.7	11.4
Income tax expense	4.4	3.5	4.2
Net income including noncontrolling interests	8.1	6.2	7.2
Less: Net income (loss) attributable to noncontrolling interests	0.0	(0.3)	(0.3)
Net income attributable to Cal-Maine Foods, Inc	8.1%	6.5%	7.5%

Executive Overview of Results – June 2, 2012, May 28, 2011, and May 29, 2010

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control. The majority of our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern region of the country or at formulas related to our costs of production, which include the cost of corn and soybean meal. The following table shows our net income, net average shell egg selling price, feed cost per dozen produced, and the average Urner Barry wholesale large shell egg prices in the southeast region, for each of our three most recent fiscal years.

Fiscal Year ended	June 2, 2012	May 28, 2011	May 29, 2010

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$89,735	$60,839	$67,823
Net average shell egg selling price (rounded)	1.21	1.10	1.08
Feed cost per dozen produced	0.469	0.394	0.349
Average Urner Barry Spot Egg Market Quotations[1]	1.22	1.13	1.12

1- Average daily price for the large market (i.e. generic shell egg) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand. Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results correspond with changes in the spot egg market quote. The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades. In fiscal 2003 and 2004, shell egg demand increased at higher than normal trend rates due to the increased popularity of high protein diets. This demand imbalance caused shell egg prices to increase. In late fiscal 2004, the popularity of these high protein diets began to diminish, but our egg production had been increased to meet the earlier higher demand levels. Lower egg prices followed, and we experienced net losses in fiscal 2005 and 2006. Beginning in the latter part of fiscal 2006, egg supplies became more aligned with demand. Since that time, the supply-demand balance has generally tightened. In fiscal 2010, egg prices declined as compared to the previous fiscal year, due to an increase in industry supply. Egg sales at the retail level were good, and while there was modest improvement in food service and restaurant sales, overall there was continued weakness in food service and restaurant sales. For fiscal 2010, our feed costs decreased, as compared to feed costs in the previous fiscal year. For fiscal 2011, our net average selling price increased slightly, but due to higher feed costs our net income decreased. In fiscal 2012, our net average selling price increased and feed costs increased significantly from the prior year. Our net income increased from the previous year, primarily due to a special patronage dividend received in connection with the formation of a joint venture between EB and Land O’ Lakes, Inc.

Fiscal Year Ended June 2, 2012 Compared to Fiscal Year Ended May 28, 2011

Net Sales. In fiscal 2012, approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the fiscal year ended June 2, 2012 were $1,113.1 million, an increase of $171.1 million, or 18.2%, from net sales of $942.0 million for fiscal 2011. In fiscal 2012 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2011. In fiscal 2012 total dozens of shell eggs sold were 884.3 million, an increase of 62.9 million dozen, or 7.7%, compared to 821.4 million sold in fiscal 2011. Our average selling price of shell eggs increased from $1.098 per dozen for fiscal 2011 to $1.205 per dozen for fiscal 2012, an increase of $0.107 per dozen, or 9.7%. Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended		Quarters Ended
	(53 & 52 weeks)		(14 & 13 weeks)
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$1,113,116	$941,981	$275,245	$242,381

Non-specialty shell egg sales	809,163	684,470	195,316	174,846
Specialty shell egg sales	256,559	217,766	68,351	56,923
Other	4,082	3,501	747	950
Net shell egg sales	$1,069,804	$905,737	$264,414	$232,719

Net shell egg sales as a
percent of total net sales	96%	96%	96%	96%

Non- specialty shell egg dozens sold	739,915	689,045	191,151	172,145
Specialty shell egg dozens sold	144,359	132,375	37,660	34,018
Total dozens sold	884,274	821,420	228,811	206,163

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. In fiscal 2012, non-specialty shell eggs represented approximately 75.6% of our shell egg dollar sales, as compared to 75.6% for fiscal 2011. Sales of non-specialty shell eggs accounted for approximately 83.7% of our total shell egg dozen volumes in fiscal 2012, as compared to 83.9% in fiscal 2011.

For the fourteen-week period ended June 2, 2012, non-specialty shell eggs represented approximately 73.9% of our shell egg dollar sales, as compared to 75.1% for the thirteen-week period ended May 28, 2011. For the fourteen-week period ended June 2, 2012, non-specialty shell eggs accounted for approximately 83.5% of the total shell egg dozen volume, as compared to 83.5% for the thirteen-week period ended May 28, 2011.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For fiscal 2012, specialty eggs accounted for 24.0% of shell egg dollar sales, as compared to 24.0% in fiscal 2011, and 16.3% of shell egg dozens sold in fiscal 2012, as compared to 16.1% in fiscal 2011. They are a growing part of the shell egg market. Due to healthier eating trends, the volume of specialty eggs sold continues to increase. From fiscal 2011 to fiscal 2012, the dozen volume of specialty eggs sold increased by 9.1%.

For the fourteen-week period ended June 2, 2012, specialty shell eggs represented approximately 25.8% of our shell egg dollar sales, as compared to 24.5% for the thirteen-week period ended May 28, 2011. For the fourteen-week period ended June 2, 2012, specialty shell eggs accounted for approximately 16.5% of the total shell egg dozen volume, as compared to 16.5% for the thirteen-week period ended May 28, 2011.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form. For fiscal 2012 our egg product sales were $32.9 million, an increase of $6.0 million, or 22.3%, as compared to $26.9 million for fiscal 2011. Our volume of egg products sold for fiscal 2012 was 55.2 million pounds, an increase of 1.4 million pounds, or 2.6%, as compared to 53.8 million pounds for fiscal 2011. This increase is due to a more available supply of eggs for breaking. In fiscal 2012, the price per pound of egg products sold was $0.596 as compared to $0.500 for fiscal 2011, which is an increase of 19.1%. Prices received for our egg products increased in the most recent fiscal year due to a favorable change in the mix of products sold. For the 53 week period ending June 2, 2012 the market prices for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 21.2%, 16.0% and 4.3%, respectively, compared to the same period last year. Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”). For fiscal 2012, egg product sales for AEP were $15.9 million, as compared to $13.6 million for fiscal 2011, an increase of $2.3 million, or 16.9%. For AEP the volume of egg products sold for fiscal 2012 was 28.0 million pounds, a decrease of 200,000 pounds, or 0.7%, as compared to 28.2 million pounds for fiscal 2011. The egg product sales for TEP in fiscal 2012 were $17.0 million, as compared to $13.4 million for fiscal 2011, an increase of $3.6 million, or 26.9%. For TEP the volume of egg products sold for fiscal 2012 was 27.2 million pounds, an increase of 1.6 million pounds, or 6.3%, as compared to 25.6 million pounds for fiscal 2011. As described in Note 1 in the notes to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

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

The following table presents the key variables affecting our cost of sales.

	Fiscal Years Ended		Quarter Ended
	(53 & 52 weeks)		(14 & 13 weeks)
(Amounts in thousands)	June 2, 2012+	May 28, 2011*	June 2, 2012+	May 28, 2011**
Cost of Sales:
Farm production	$475,774	$381,386	$121,224	$103,449
Processing and packaging	122,195	114,868	32,316	28,866
Outside egg purchases and other	284,348	235,664	73,751	62,258
Total shell eggs	$882,317	$731,918	$227,291	$194,573
Egg products	28,136	22,375	6,474	6,332
Other	881	2,757	125	76
Total	$911,334	$757,050	$233,890	$200,981

Farm production cost (cost per dozen produced)
Feed	$0.469	$0.394	$0.480	$0.447
Other	0.236	0.221	0.242	0.226
Total	$0.705	$0.615	$0.722	$0.673

Outside egg purchases (average cost per dozen)	$1.191	$1.105	$1.145	$1.121

Dozen Produced	662,975	634,009	171,190	157,621
Dozen Sold	884,274	821,420	228,811	206,163

* Cost of sales for fiscal 2011 was reduced by $6.1 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire (See Note 6 in the notes to consolidated financial statements).

** Cost of sales for the thirteen-week period ended May 28, 2011 was reduced by $2.1 million for proceeds received under our business interruption coverage related to the finalization of the Farwell, Texas fire insurance claim in the fourth quarter of fiscal 2011.

+ Cost of sales for the fourteen and fifty three-week periods ended June 2, 2012 was reduced by $1.6 million for proceeds received under our business interruption coverage related to the finalization of the Shady Dale, Georgia fire insurance claim in the fourth quarter of fiscal 2012.

Cost of sales for the fiscal year ended June 2, 2012 was $911.3 million, an increase of $154.2 million, or 20.4%, as compared to cost of sales of $757.1 million for fiscal 2011. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2012. This fiscal year we produced 75% of the eggs sold by us, as compared to 77% for the previous year. Feed cost for fiscal 2012 was $0.469 per dozen, compared to $0.394 per dozen for the prior fiscal year, an increase of 19.0%. Gross profit decreased from 19.6% of net sales for fiscal 2011 to 18.1% of net sales for fiscal 2012.

Cost of sales for the fourteen-week period ended June 2, 2012 was $233.9 million, an increase of $32.9 million, or 16.4%, as compared to cost of sales of $201.0 million for the thirteen-week period ended May 28, 2011.

Selling, General and Administrative Expenses.

	Fiscal Years Ended
	(53 & 52 weeks)
	June 2, 2012	May 28, 2011	Change
Category	(Amounts in thousands)
Stock compensation expense	$502	$(151)	$653
Specialty egg expenses	33,541	28,736	4,805
Payroll and overhead	23,784	22,059	1,725
Other expenses	20,094	19,109	985
Delivery expense	35,209	31,695	3,514
Total	$113,130	$101,448	$11,682

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $113.1 million in fiscal 2012, an increase of $11.7 million, or 11.5%, as compared to $101.4 million for fiscal 2011. Stock compensation expense increased $653,000 for the current fiscal year. Stock compensation expense is dependent on the closing price of the Company’s Common Stock. Our stock compensation arrangements classified as equity awards have been fully amortized. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. We also classify exercises under liability awards as stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year. Payroll and overhead increased as compared to the same period the prior year due to the hiring of additional administrative personnel and general salary increases. Other expenses increased primarily due to an increase in insurance, temporary labor, consultant, and bad debt expense. Delivery expense increased due to increased fuel costs and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense decreased from 10.8% for fiscal 2011 to 10.1% for fiscal 2012.

	Fiscal Years Ended
	(14 & 13 weeks)
	June 2, 2012	May 28, 2011	Change
Category	(Amounts in thousands)
Stock compensation expense	$(120)	$156	$(276)
Specialty egg expenses	7,448	8,207	(759)
Payroll and overhead	7,462	6,240	1,222
Other expenses	4,949	4,578	371
Delivery expense	9,533	8,521	1,012
Total	$29,272	$27,702	$1,570

Selling, general and administrative expense was $29.3 million for the fourteen-week period ended June 2, 2012, an increase of $1.6 million, or 5.7%, as compared to $27.7 million for the thirteen-week period ended May 28, 2011.

Operating Income. As a result of the above, our operating income was $88.7 million for fiscal 2012, as compared to operating income of $83.5 million for fiscal 2011. Operating income as a percent of net sales for fiscal 2012 was 8.0%, as compared to operating income as a percent of net sales of 8.8% for fiscal 2011.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates, patronage dividends, and interest expense. Other income for fiscal 2012 was $50.4 million as compared to other income of $8.2 million for fiscal 2011. Net interest expense decreased by $2.3 million as compared to fiscal 2011. In fiscal 2011, we recorded a loss of $2.6 million on the early extinguishment of debt with John Hancock Life Insurance Company. Rates earned on invested cash balances were lower in the current year.  In fiscal 2012, we recorded patronage refunds and dividends from EB in the amount of $44.9 million, as compared to $5.3 million in fiscal 2011. In fiscal 2012 we received a special patronage dividend in connection with the formation of a joint venture between EB and Land O’ Lakes, Inc. In fiscal 2011, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. We account for our investment in EB under the cost method. Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $10.3 million during fiscal 2012, as compared to $1.2 million in the prior year, and in fiscal 2011, it also recognized a gain of $1.6 million from the sale of non-voting stock in EB. In fiscal 2012, we finalized our insurance claim on the Shady Dale, Georgia fire and recorded a gain of $1.1 million on the fixed assets that were destroyed in this fire. In fiscal 2011, we finalized our insurance claim on the Farwell, Texas fire and recorded a gain of $1.8 million on the fixed assets that were destroyed in this fire. We recorded royalty income of $580,000 related to oil and gas wells located on property we own in Texas. As a percent of net sales, other income was 4.5% for fiscal 2012, as compared to 0.9% for fiscal 2011.

Income Taxes. For the fiscal year ended June 2, 2012, our pre-tax income was $139.1 million, as compared to $91.7 million for fiscal 2011. Income tax expense of $49.1 million was recorded for fiscal 2012 with an effective income tax rate of 35.3%, as compared to $33.4 million for fiscal 2011 with an effective income tax rate of 36.4%.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest for fiscal 2012 was $232,000 as compared to net loss attributable to noncontrolling interest of $2.6 million for fiscal 2011.

Net Income. As a result of the above, net income for fiscal 2012 was $89.7 million, or $3.76 per basic share and $3.75 per diluted share, as compared to $60.8 million, or $2.55 per basic share and $2.54 per diluted share, for fiscal 2011.

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

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$941,981	$910,143	$242,381	$222,088

Non-specialty shell egg sales	684,470	682,601	174,846	163,941
Specialty shell egg sales	217,766	186,507	56,923	48,110
Other	3,501	2,605	950	601
Net shell egg sales	$905,737	$871,713	$232,719	$212,652

Net shell egg sales as a
percent of total net sales	96%	96%	96%	96%

Non-specialty shell egg dozens sold	689,045	689,316	172,145	165,216
Specialty shell egg dozens sold	132,375	116,083	34,018	29,964
Total dozens sold	821,420	805,399	206,163	195,180

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

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form. For fiscal 2011 our egg product sales were $26.9 million, a decrease of $500,000 or 1.8%, as compared to $27.4 million for fiscal 2010. Our volume of egg products sold for fiscal 2011 was 53.8 million pounds, a decrease of 5.7 million pounds, or 9.6%, as compared to 59.5 million pounds for fiscal 2010. This decrease is due to reduced production at our AEP facility from reduced levels of shell eggs provided to AEP from the Company’s shell egg operations. In fiscal 2011, the price per pound of egg products sold was $0.500 as compared to $0.461 for fiscal 2010, an increase of 8.6%. Prices received for our egg products increased in fiscal 2011 as compared to fiscal 2010 to a favorable change in the mix of products sold. Our egg products are sold through AEP and TEP. For fiscal 2011, egg product sales for AEP were $13.6 million, as compared to $15.5 million for fiscal 2010, a decrease of $1.9 million, or 12.3%. For AEP the volume of egg products sold for fiscal 2011 was 28.2 million pounds, a decrease of 7.0 million pounds, or 19.9%, as compared to 35.2 million pounds for fiscal 2010. The egg product sales for TEP in fiscal 2011 were $13.4 million, as compared to $11.9 million for fiscal 2010, an increase of $1.5 million or 12.5%. For TEP the volume of egg products sold for fiscal 2011 was 25.6 million pounds, an increase of 1.3 million pounds, or 5.4%, as compared to 24.3 million pounds for fiscal 2010. As described in Note 1 in the notes to the consolidated financial statements, TEP is a variable interest entity of which the Company is the primary beneficiary.

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

The following table presents the key variables affecting our cost of sales.

	Fiscal Years Ended (52 weeks)		Quarter Ended (13 weeks)
(Amounts in thousands)	May 28, 2011*	May 29, 2010	May 28, 2011**	May 29, 2010
Cost of Sales:
Farm production	$381,386	$362,338	$103,449	$86,464
Processing and packaging	114,868	110,885	28,866	27,004
Outside egg purchases and other	235,664	216,242	62,258	47,761
Total shell eggs	$731,918	$689,465	$194,573	$161,229
Egg products	22,375	24,177	6,332	5,880
Other	2,757	1,857	76	303
Total	$757,050	$715,499	$200,981	$167,412

Farm production cost (cost per dozen produced)
Feed	$0.394	$0.349	$0.447	$0.327
Other	0.221	0.217	0.226	0.223
Total	$0.615	$0.566	$0.673	$0.550

Outside egg purchases (average cost per dozen)	$1.105	$1.167	$1.121	$1.183

Dozen Produced	634,009	640,174	157,621	157,207
Dozen Sold	821,420	805,399	206,163	195,180

*	Cost of sales for fiscal 2011 was reduced by $6.1 million for proceeds received under our business interruption coverage related to the Farwell, Texas fire (See Note 6 in the notes to consolidated financial statements).

**	Cost of sales for the thirteen-week period ending May 28, 2011 was reduced by $2.1 million for proceeds received under our business interruption coverage related to the finalization of the Farwell, Texas fire insurance claim in the fourth quarter of fiscal 2011.

Cost of sales for the fiscal year ended May 28, 2011 was $757.1 million, an increase of $41.6 million, or 5.8%, as compared to cost of sales of $715.5 million for fiscal 2010. On a comparable basis, dozens produced decreased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2011. Although the cost per dozen for outside egg purchases declined, the cost of shell eggs purchased from outside producers increased due to the increased volume of shell eggs purchased. In fiscal 2011 we produced 77% of the eggs sold by us, as compared to 79% for fiscal 2010. Feed cost for fiscal 2011 was $0.394 per dozen, compared to $0.349 per dozen for the prior fiscal year, an increase of 12.9%. Gross profit decreased from 21.4% of net sales for fiscal 2010 to 19.6% of net sales for fiscal 2011.

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

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $101.4 million in fiscal 2011, an increase of $9.4 million, or 10.2%, as compared to $92.0 million for fiscal 2010. Stock compensation expense decreased $2.3 million for fiscal 2011. The calculation of stock compensation expense is dependent on the closing stock price of the Company’s Common Stock. From the fiscal year ended May 30, 2009 to May 29, 2010, the Common Stock price increased from $24.37 at May 30, 2009 to $32.37 at May 29, 2010, a 32.8% increase. From the fiscal year ended May 29, 2010 to May 28, 2011, the Common Stock price decreased from $32.37 at May 29, 2010 to $28.93 at May 28, 2011, a 10.6% decrease.   Specialty egg expenses represent advertising, commissions, royalties, and franchise fees as they are incurred with sales of our specialty eggs.  The expense increase is attributable to the increase in the dozens of specialty eggs sold in fiscal 2011 as compared to fiscal 2010 as well as increased promotional activities. Payroll and overhead increased in fiscal 2011 as compared to the same period the prior year due to higher performance based bonuses paid in fiscal 2011.  Other expenses decreased due to decreases in legal, audit, and general insurance expenses. Delivery expense increased due to higher fuel costs and increased costs for the use of outside trucking. As a percent of net sales, selling, general and administrative expense increased from 10.1% for fiscal 2010 to 10.8% for fiscal 2011.

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

Operating Income. As a result of the above, our operating income was $83.5 million for fiscal 2011, as compared to operating income of $102.6 million for fiscal 2010. Operating income as a percent of net sales for fiscal 2011 was 8.8%, as compared to operating income as a percent of net sales of 11.3% for fiscal 2010.

Other Income (Expense). Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates, patronage dividends, and interest expense. Other income for fiscal 2011 was $8.2 million as compared to other income of $889,000 for fiscal 2010. Net interest expense decreased by $706,000 as compared to fiscal 2010. We recorded a loss of $2.6 million on the early extinguishment of debt with John Hancock Life Insurance Company in fiscal 2011. Rates earned on invested cash balances were lower in fiscal 2011.  In fiscal 2011, we recorded patronage refunds and dividends from EB in the amount of $5.3 million, as compared to $3.3 million in fiscal 2010. In addition to the patronage refund and dividend, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. We account for our investment in EB under the cost method. Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $1.2 million during fiscal 2011, as compared to $769,000 in the prior year, and it also recognized a gain of $1.6 million from the sale of non-voting stock in EB. Our one-half portion of the amounts received by Specialty Eggs, LLC from EB is $1.4 million. In fiscal 2011, we finalized our insurance claim on the Farwell, Texas fire and recorded a gain of $1.8 million on the fixed assets that were destroyed in this fire. As a percent of net sales, other income was 0.9% for fiscal 2011, as compared to 0.1% for fiscal 2010.

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

Net Income. As a result of the above, net income for fiscal 2011 was $60.8 million, or $2.55 per basic share and $2.54 per diluted share, as compared to $67.8 million, or $2.85 per basic share and $2.84 per diluted share, for fiscal 2010.

Capital Resources and Liquidity. Our working capital at June 2, 2012 was $301.5 million compared to $247.6 million at May 28, 2011. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.14 at June 2, 2012 as compared with 3.30 at May 28, 2011. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at June 2, 2012, including current maturities, amounted to $76.2 million, as compared to $88.2 million at May 28, 2011. See Note 8 in the notes to consolidated financial statements for information regarding our long-term debt instruments.

For the fiscal year ended June 2, 2012, $98.1 million in net cash was provided by operating activities. This compares to $62.3 million of net cash provided by operating activities for the fiscal year ended May 28, 2011. For fiscal 2012, approximately $115.8 million was provided from the sale of short-term investments, $160.6 million was used for the purchase of short-term investments and net payments of $5.2 million were received from notes receivable and investments in affiliates. We received $38.3 million in connection with the formation of Eggland’s Best, LLC (EBLLC), a joint venture between EB and Land O’Lakes, Inc. (LOL). EB formed EBLLC by contributing all of the assets of EB. Subsequent to the formation of EBLLC, LOL acquired a 50% interest in EBLLC. EB, which is a cooperative, distributed these proceeds to the members of EB as a special patronage dividend. Approximately $1.1 million was provided from disposal of property, plant and equipment and $26.8 million was used for purchases of property, plant and equipment. Approximately $19.9 million was used for payment of dividends on common stock and $11.9 million was used for principal payments on long-term debt. Approximately $260,000 was received from the issuance of Common Stock from treasury after the exercise of 19,200 stock options having a strike price of $2.125 per share and the exercise of 37,000 stock options having a strike price of $5.93 per share. We also had a tax benefit of $58,000 from nonqualifying dispositions of incentive stock options. The net result of these activities was an increase in cash of approximately $39.4 million since May 28, 2011.

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

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2012, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company finalized the Shady Dale, Georgia insurance claim in the fourth quarter of fiscal 2012. The insurance claim was related to a fire which damaged the Shady Dale, Georgia complex in the first quarter of fiscal 2011. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains related to property damage will be recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows. The Company has received $3.7 million from insurance carriers as full settlement of the Shady Dale claim. The Company recorded total business interruption losses of $1.6 million as a reduction to “Cost of sales.” The Company recorded a gain of $1.0 million due to the property damage claim, which was recorded in “Other income (expense).” The remaining portion of the insurance proceeds, $1.1 million, was used to reimburse the Company for the book value of damaged inventory written off and other out of pocket expenses.

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

We currently have a $1.0 million deferred tax liability due to a subsidiary’s change from a cash basis to an accrual basis taxpayer on May 29, 1988. The Taxpayer Relief Act of 1997 provides that this liability is payable ratably over the 20 years beginning in fiscal 1999. However, such taxes will be due in their entirety in the first fiscal year in which there is a change in ownership control. We are currently making annual payments of approximately $163,000 related to this liability. However, while these current payments reduce cash balances, payment of the $1.0 million deferred tax liability would not affect our consolidated statement of income or stockholders’ equity, as these taxes have been accrued and are reflected on our consolidated balance sheet.

Looking forward to the next fiscal year, we believe that our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Off-Balance Sheet Arrangements

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $9.3 million at June 2, 2012. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. Payment under the guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

Contractual Obligations

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 8, and on lease obligations in Note 7, in the notes to the consolidated financial statements.

	Total	2013	2014	2015	2016	2017	Over 5 years
Long-Term Debt (Principal)	$76,220	$11,458	$10,116	$8,695	$8,526	$18,726	$18,699
Long-Term Debt (Interest)	17,465	4,380	3,555	2,904	2,596	2,150	1,880
Operating Leases	3,174	1,117	595	506	379	345	232
Total	$96,859	$16,955	$14,266	$12,105	$11,501	$21,221	$20,811

Impact of Recently Issued Accounting Standards.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective beginning with the Company’s fourth quarter of fiscal 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements. The amendments in ASU 2011-04 are to be applied prospectively.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. Early adoption of ASU 2011-08 is permitted. The Company adopted ASU 2011-08 in the fourth quarter of fiscal 2012. Adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

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

Long-Lived Assets. Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances which indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

Investment in Affiliates. We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $22.3 million at June 2, 2012. The combined total assets and total liabilities of these companies were approximately $128.3 million and $80.2 million, respectively, at June 2, 2012. We are a guarantor of approximately $4.6 million of long-term debt of one of our affiliates.

Goodwill. At June 2, 2012, our goodwill balance represented 3.0% of total assets and 4.6% of stockholders’ equity. Goodwill relates to the following:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities that are subject to significant price fluctuations due to market conditions that are largely beyond our control.  For example, feed costs, which during fiscal 2012 averaged 67% of our total farm egg production cost, increased 19% year-over-year.    We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices.

Interest Rate Risk

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain certain of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $2.7 million at June 2, 2012.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited the accompanying consolidated balance sheet of Cal-Maine Foods, Inc. and Subsidiaries as of June 2, 2012 and May 28, 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended June 2, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of June 2, 2012 and May 28, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 2, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 6, 2012, expressed an unqualified opinion.

/S/ FROST, PLLC

Little Rock, Arkansas

August 6, 2012

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for par value amounts)

	June 2	May 28
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$97,128	$57,679
Investment securities available-for-sale	163,623	118,750
Receivables:
Trade receivables, less allowance for doubtful accounts of $589 in 2012 and $686 in 2011	58,630	54,774
Insurance claims receivable	-	5,008
Other	4,138	3,008
	62,768	62,790

Inventories	117,158	110,021
Prepaid expenses and other current assets	1,525	5,801
Total current assets	442,202	355,041

Other assets:
Other investments	22,330	19,142
Notes receivable – noncurrent	2,583	3,049
Goodwill	22,117	22,117
Other intangible assets	8,028	10,063
Other long-lived assets	6,441	6,544
	61,499	60,915
Property, plant and equipment, less accumulated depreciation	222,615	224,887
Total assets	$726,316	$640,843

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$55,227	$50,122
Accrued dividends payable	12,419	2,424
Accrued wages and benefits	12,434	10,802
Accrued income taxes payable	12,092	-
Accrued expenses and other liabilities	11,552	8,621
Current maturities of long-term debt	11,458	11,743
Deferred income taxes	25,474	23,770
Total current liabilities	140,656	107,482

Long-term debt, less current maturities	64,762	76,418
Other noncurrent liabilities	3,165	3,346
Deferred income taxes	38,405	34,720
Total liabilities	246,988	221,966

Commitments and contingencies – See Notes 2, 7, 8, and 13

Stockholders' equity:
Common stock, $.01 par value Authorized shares - 60,000 in 2012 and 2011 Issued 35,130 shares in 2012 and 2011 with 21,521 and 21,465 shares outstanding respectively	351	351
Class A common stock, $.01 par value Authorized shares - 2,400 in 2012 and 2011 Issued and outstanding shares - 2,400 in 2012 and 2011	24	24
Paid-in capital	33,651	33,419
Retained earnings	466,164	406,361
Accumulated other comprehensive loss, net of tax	(222)	(320)
Common stock in treasury, at cost –13,609 shares in 2012 and 13,665 in 2011	(20,843)	(20,929)
Total Cal-Maine Foods, Inc. stockholders' equity	479,125	418,906
Noncontrolling interest in consolidated entities	203	(29)
Total stockholders’ equity	479,328	418,877
Total liabilities and stockholders' equity	$726,316	$640,843

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Fiscal years ended
	June 2	May 28	May 29
	2012	2011	2010
Net sales	$1,113,116	$941,981	$910,143
Cost of sales	911,334	757,050	715,499
Gross profit	201,782	184,931	194,644
Selling, general and administrative	113,130	101,448	92,040
Operating income	88,652	83,483	102,604

Other income (expense):
Interest expense	(5,047)	(6,856)	(7,616)
Interest income	1,289	834	888
Loss on early extinguishment of debt	-	(2,648)	-
Gain on sale of investment in Eggland’s BestTM	-	4,829	-
Distribution from Eggland’s BestTM (see Note 18)	38,343	-	-
Equity in income of affiliates	7,495	4,701	3,507
Other, net	8,345	7,328	4,110
	50,425	8,188	889
Income before income taxes and noncontrolling interest	139,077	91,671	103,493
Income tax expense	49,110	33,403	37,961
Net income including noncontrolling interest	89,967	58,268	65,532
Less: Net income (loss) attributable to noncontrolling interest	232	(2,571)	(2,291)
Net income attributable to Cal-Maine Foods, Inc.	$89,735	$60,839	$67,823

Net income per share:
Basic	$3.76	$2.55	$2.85
Diluted	$3.75	$2.54	$2.84
Weighted average shares outstanding:
Basic	23,875	23,855	23,812
Diluted	23,942	23,942	23,877

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal years ended
	June 2	May 28	May 29
	2012	2011	2010
Net income, including noncontrolling interests	$89,967	$58,268	$65,532

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	157	(520)	-

Other comprehensive income (loss), before tax	157	(520)	-

Income tax expense (benefit) related to items of other comprehensive income (loss)	59	(200)	-

Other comprehensive income (loss), net of tax	98	(320)	-

Comprehensive income	90,065	57,948	65,532

Less: comprehensive income (loss) attributable to the noncontrolling interest	232	(2,571)	(2,291)

Comprehensive income attributable to Cal-Maine Foods, Inc.	$89,833	$60,519	$67,823

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Interests	Total
Balance at May 30, 2009	35,130	$351	2,400	$24	13,741	$(21,045)	$32,098	$320,623	$-	$958	$333,009

Dividends								(22,625)			(22,625)
Distributions										(1,137)	(1,137)
Contributions										1,497	1,497
Issuance of common stock from treasury					(52)	79	383				462
Vesting of stock based compensation							218				218
Net income (loss) for fiscal 2010								67,823		(2,291)	65,532

Balance at May 29, 2010	35,130	$351	2,400	$24	13,689	$(20,966)	$32,699	$365,821	$-	$(973)	$376,956

Dividends								(20,299)			(20,299)
Capital contributions - South Texas Protein, LLC										4,544	4,544
Deconsolidation of South Texas Protein, LLC										(1,029)	(1,029)
Issuance of common stock from treasury					(24)	37	106				143
Vesting of stock based compensation							218				218
Tax benefit on nonqualifying disposition of incentive stock options							396				396
Net income (loss) for fiscal 2011								60,839		(2,571)	58,268
Unrealized loss on securities, net of tax									(320)		(320)

Balance at May 28, 2011	35,130	$351	2,400	$24	13,665	$(20,929)	$33,419	$406,361	$(320)	$(29)	$418,877

Dividends								(29,932)			(29,932)
Issuance of common stock from treasury					(56)	86	174				260
Vesting of stock based compensation											-
Tax benefit on nonqualifying disposition of incentive stock options							58				58
Net income for fiscal 2012								89,735		232	89,967
Unrealized loss on securities, net of tax									98		98

Balance at June 2, 2012	35,130	$351	2,400	$24	13,609	$(20,843)	$33,651	$466,164	$(222)	$203	$479,328

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended
	June 2	May 28	May 29
	2012	2011	2010
Cash flows from operating activities
Net income including noncontrolling interests	$89,967	$58,268	$65,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,752	30,754	31,785
Deferred income taxes	5,330	10,354	2,066
Equity in income of affiliates	(7,495)	(4,701)	(3,507)
Property and equipment impairment charge	736	1,524	—
Gain on sale of Eggland’s BestTM investment	—	(4,829)	—
Distribution from Eggland’s BestTM (see Note 18)	(38,343)	—	—
Gain on deconsolidation of variable interest entity	—	(1,067)	—
Gain on disposal of property, plant and equipment	(1,247)	(2,219)	(67)
Loss on early extinguishment of debt	—	2,648	—
Stock compensation (benefit) expense, net of amounts paid	(702)	(2,392)	(533)
Interest on purchase obligation	—	—	88
Change in operating assets and liabilities, net of effects from acquisitions
Receivables and other assets	4,305	(22,200)	13,106
Inventories	(7,137)	(16,112)	5,311
Accounts payable, accrued expenses and other liabilities	21,892	12,282	2,887
Net cash provided by operating activities	98,058	62,310	116,668

Cash flows from investing activities
Purchases of investments	(160,630)	(156,906)	(82,824)
Sales of investments	115,796	137,238	31,537
Acquisition of businesses, net of cash acquired	—	—	(508)
Payments received from sale of Eggland’s BestTM investment	—	4,829	—
Distribution from Eggland’s BestTM (see Note 18)	38,343	—	—
Payments received on notes receivable and from investments in affiliates	5,352	3,587	4,785
Purchases of property, plant and equipment	(26,845)	(20,742)	(20,786)
Increase in notes receivable and investments in affiliates	(138)	(516)	(705)
Net proceeds from disposal of property, plant and equipment	1,073	1,905	6,950
Net cash used in investing activities	(27,049)	(30,605)	(61,551)

Cash flows from financing activities
Long-term borrowings	—	—	30,000
Principal payments on long-term debt	(11,941)	(46,512)	(25,667)
Payment for early extinguishment of debt	—	(2,648)	—
Equity contribution to South Texas Protein, LLC	—	421	—
Payment of purchase obligation	—	—	(8,149)
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	318	143	308
Payments of dividends	(19,937)	(24,883)	(19,039)
Net cash used in financing activities	(31,560)	(73,479)	(22,547)
Increase (decrease) in cash and cash equivalents	39,449	(41,774)	32,570
	57,679	99,453	66,883
Cash and cash equivalents at beginning of year
Cash and cash equivalents at end of year	$97,128	$57,679	$99,453

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$27,075	$28,934	$14,381
Interest (net of amount capitalized and extinguishment fees)	4,407	6,449	6,876

Supplemental schedule of non-cash investing and financing activity:
Notes receivable from noncontrolling interest holders in South Texas Protein, LLC, for capital contribution	$-	$4,123	$—

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

June 2, 2012

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”) and variable interest entities in which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is engaged in the production, processing and distribution of shell eggs. The Company’s operations are significantly affected by the market price fluctuation of its principal products sold, shell eggs, and the costs of its principal feed ingredients, corn, soybean meal, and other grains.

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two affiliated customers, on a combined basis, accounted for 31.3%, 32.6% and 36.4% of the Company’s net sales in fiscal years 2012, 2011 and 2010, respectively. Another customer accounted for 9.6%, 10.0% and 10.1% of the Company’s net sales in fiscal years 2012, 2011 and 2010, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was June 2, 2012 (53 weeks), May 28, 2011 (52 weeks), May 29, 2010 (52 weeks), for the most recent three fiscal years.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (Consolidation) (“ASC 810”) requires variable interest entities (“VIEs”) to be consolidated if a party with ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Our risk of loss in our VIE is not considered material to the Company’s overall financial statements. .

At June 2, 2012, the Company had a variable interest in one entity in which it was the primary beneficiary and accordingly consolidated the statements of financial position, results of operations and cash flows of this entity pursuant to ASC 810. The Company has a 37% ownership interest in Texas Egg Products, LLC (“TEP”) and leases to TEP its operating facility. TEP processes shell eggs into liquid and frozen egg products that are sold primarily to food manufacturers and to the food service industry. Pending the finalization of the acquisition of the egg operations of Pilgrim’s Pride Corporation’s commercial egg operation as disclosed in Note 19, we will own 50.3% of the equity interest in TEP, upon which TEP will no longer be accounted for as a VIE.

The Company had a 43% ownership interest in South Texas Protein, LLC (“STP”), a spent hen processing facility. We had a variable interest in STP and consolidated their financial statements in prior periods in accordance with ASC 810 as we were the primary beneficiary. Through April 2011, we leased the primary operating facility to STP and provided STP certain financial support. In April 2011, we terminated the operating lease and STP ceased operations. After STP ceased operations in April 2011, we are no longer the primary beneficiary, and we no longer consolidate their financial results. Subsequent to the deconsolidation, STP is accounted for under the equity method of accounting.

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

Total assets of the VIE for which the Company is the primary beneficiary totaled $2,057 for fiscal 2012 and $1,689 for fiscal 2011, net of elimination of intercompany balances. The total assets of the VIE for which the Company is the primary beneficiary represent 0.3% of the total assets shown in the Consolidated Balance Sheets for fiscal periods 2012 and 2011.

Assets and liabilities of the VIE included in the Company’s consolidated balance sheets are as follows at June 2, 2012 and May 28, 2011:

	June 2, 2012	May 28, 2011
Current assets
Cash	$313	$38
Receivables
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	1,253	1,240
Inventories	326	189
Prepaid expenses and other current assets	66	116
Total current assets	1,958	1,583

Other long-lived assets	-	3
Property, plant and equipment, less accumulated depreciation	99	103
Total assets	$2,057	$1,689

Current liabilities
Accounts payable	$411	$353
Accrued expenses	40	34
Notes payable	552	552
Total current liabilities	1,003	939

Total liabilities	1,003	939

Equity	$1,054	$750

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”). Under ASC 320, the Company considers all of its investment securities for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At June 2, 2012 and May 28, 2012, we had unrealized losses of $222 and $320, net of tax, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

We previously held auction rate securities (“ARS”) which were purchased from UBS Financial Services Inc. (“UBS”). During the first quarter of fiscal 2011, on June 30, 2010, we exercised a put option that allowed us to sell our ARS back to UBS at par. The par value of these securities was $22,900. These ARS served as collateral for a $14,799 line of credit with UBS. Proceeds received from the sale of the ARS to UBS were used to pay this debt.

At June 2, 2012 and May 28, 2011, we had $163,623 and $118,750, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, United States treasury bills, United States government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

Investment in Affiliates

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or when the Company exercises significant influence over the entity. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. Nonmarketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $58,630 at June 2, 2012 and $54,774 at May 28, 2011. Trade receivables are presented net of an allowance for doubtful accounts of $589 at June 2, 2012 and $686 at May 28, 2011. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At June 2, 2012 and May 28, 2011, two affiliated customers accounted for approximately 32% of the Company’s trade accounts receivable.

Notes Receivable

In April 2011, the Company received $3,811 in notes from the noncontrolling members in STP. Since it has ceased operations, we deconsolidated STP in April 2011. Upon the deconsolidation of STP, amounts owed to the Company by STP were apportioned to the members according to their ownership percentage. These notes are payable to the Company, have a maturity of five years and bear interest at 2.46%. We also have a note receivable of $660 due from one of our trade customers at June 2, 2012. We had a note receivable of $262 due from one of our trade customers at May 28, 2011. Notes receivable from our trade customers are non-interest bearing, except in the event of default whereby the interest rate becomes 18%. The notes are recorded at amortized cost. We recognize interest income on these notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We assess the collectability of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. In management’s opinion, these notes are collectible. The notes receivable are due as follows:

Year	Amount
2012	$1,422
2013	1,059
2014	762
2015	762
Total	$4,005

The current amount due is included in the “Receivables” section of our Consolidated Balance Sheet in the line item “Other.” The current amount due was $1,422 and $1,025 for fiscal years 2012 and 2011, respectively. The non-current portion is included in the “Other assets” section of our Consolidated Balance Sheet in the line item “Notes receivable – noncurrent.” The non-current amount due was $2,583 and $3,049 for fiscal years 2012 and 2011, respectively.

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

Goodwill

Goodwill represents the excess of cost of business acquisitions over the fair value of the identifiable net assets acquired. Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, if we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount; then we do not perform additional quantitative tests to determine the magnitude of any impairment.

Accrued Self Insurance

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At June 2, 2012 and May 28, 2011, we had dividends payable of $12,419 and $2,424, respectively, which represent accrued unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares in accordance with the Company’s share-based compensation plans are credited or charged to paid-in capital in excess of par value using the average-cost method.

Revenue Recognition and Delivery Costs

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectability is reasonably assured.

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $35,209, $31,695 and $28,510, in fiscal years 2012, 2011 and 2010, respectively.

Sales Incentives provided to Customers

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers (e.g., percentage discounts off current purchases), inducement offers (e.g., offers for future discounts subject to a minimum current purchase), and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the sales price of the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to sales price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in ‘‘Net sales.’’

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs totaled $4,245, $5,768, and $2,098 in fiscal 2012, 2011, and 2010, respectively.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 11: Income Taxes for more information about the Company’s income taxes.

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

Net Income per Common Share

Basic net income per share is based on the weighted average common and Class A shares outstanding. Diluted net income per share includes any dilutive effects of stock options outstanding.

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

	June 2, 2012	May 28, 2011	May 29, 2010
Net income	$89,735	$60,839	$67,823

Basic weighted-average common shares (including Class A)	23,875	23,855	23,812

Effect of dilutive securities:
Common stock options	67	87	65
Dilutive potential common shares	23,942	23,942	23,877

Net income per common share:
Basic	$3.76	$2.55	$2.85

Diluted	$3.75	$2.54	$2.84

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

The Company accrues the costs of litigation where our obligation is probable and such costs can be reasonably estimated. In instances where costs cannot be reasonably estimated these costs are expensed as incurred.

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective beginning with the Company’s fourth quarter of fiscal 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements. The amendments in ASU 2011-04 are to be applied prospectively.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. Early adoption of ASU 2011-08 is permitted. The Company adopted ASU 2011-08 in the fourth quarter of fiscal 2012. Adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

2. Investment in Affiliates

The Company owns 50% of each of Specialty Eggs LLC and Delta Egg Farm, LLC (“Delta Egg”) and 33.3% of Dallas Reinsurance, Co., LTD. as of June 2, 2012. Investment in affiliates, recorded using the equity method of accounting, is included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $20,090 and $17,438 at June 2, 2012 and at May 28, 2011, respectively. Equity in income of $7,495, $4,701, and $3,507 from these entities has been included in the Consolidated Statements of Income for fiscal 2012, 2011, and 2010, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $9,250 at June 2, 2012. Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

At June 2, 2012 and May 28, 2011, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of an investment in Egg-Land’s Best, Inc., which is a cooperative. The Company cannot exert significant influence over Egg-Land’s Best, Inc.’s operating and financial activities; therefore, the Company accounts for this investment using the cost method. The carrying value of this investment at June 2, 2012 and May 28, 2011 was $768.

The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates for the fiscal years indicated:

	June 2, 2012	May 28, 2011	May 29, 2010
Sales to affiliates	$37,930	$31,968	$21,025
Purchases from affiliates	69,108	59,216	43,453

	June 2, 2012	May 28, 2011
Accounts receivable from affiliates	$4,536	$2,362
Accounts payable to affiliates	3,292	2,089

3. Inventories

Inventories consisted of the following:

	June 2, 2012	May 28, 2011
Flocks	$71,071	$69,251
Eggs	9,856	8,346
Feed and supplies	36,231	32,424
	$117,158	$110,021

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 2, 2012 and May 28, 2011:

	June 2, 2012	May 28, 2011
Refundable income taxes	$-	$4,554
Prepaid insurance	763	531
Other prepaid expenses	622	530
Other current assets	140	186
	$1,525	$5,801

5. Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following:

		Other Intangibles
		Franchise	Customer	Non-compete	Total other
	Goodwill	rights	relationships	agreements	intangibles
Balance May 29, 2010	$22,117	$3,357	$8,628	$538	$12,523
Amortization	-	(484)	(1,476)	(500)	(2,460)
Balance May 28, 2011	$22,117	$2,873	$7,152	$38	$10,063
Amortization	-	(521)	(1,476)	(38)	(2,035)
Balance June 2, 2012	$22,117	$2,352	$5,676	$-	$8,028

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows:

	June 2, 2012		May 28, 2011
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Franchise Rights	$5,284	$(2,932)	$5,284	$(2,411)
Customer Relationships	10,900	(5,224)	10,900	(3,748)
Non-compete agreements	1,500	(1,500)	1,500	(1,462)
Total	$17,684	$(9,656)	$17,684	$(7,621)

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended June 2, 2012, May 28, 2011, and May 29, 2010 totaled $2,035, $2,460, and $2,533, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For fiscal period	Estimated amortization expense
2013	$1,883
2014	1,883
2015	1,850
2016	1,804
2017	443
Thereafter	165
Total	$8,028

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 2	May 28
	2012	2011
Land and improvements	$61,149	$57,924
Buildings and improvements	207,617	201,172
Machinery and equipment	248,655	234,276
Construction-in-progress	12,084	11,023
	529,505	504,395
Less: accumulated depreciation	306,890	279,508
	$222,615	$224,887

Depreciation expense was $28,329, $28,036 and $29,252 in fiscal years 2012, 2011 and 2010, respectively.

Farwell, TX

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the fire at the Farwell, Texas complex on July 9, 2009. Business interruption insurance covers lost profits and other costs incurred during the loss period.

Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.

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

Shady Dale, GA

In first quarter of fiscal 2011, the Shady Dale, Georgia complex was damaged by a fire. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation.

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

The Company has received $3,684 from insurance carriers as full settlement of the Shady Dale claim.  The Company recorded total business interruption losses of $1,579 as a reduction to “Cost of sales.” The Company recorded a gain of $1,021 during fiscal year 2012 due to the property damage claim, which was recorded in “Other income (expense).” The remaining portion of the insurance proceeds, $1,084, was used to reimburse the Company for the book value of damaged inventory written off and other out of pocket expenses. The Company finalized the insurance claim in the fourth quarter of fiscal year 2012.

7.  Leases

Future minimum payments under noncancelable operating leases that have initial or remaining noncancelable terms in excess of one year at June 2, 2012 are as follows:

2013	$1,117
2014	595
2015	506
2016	379
2017	345
Thereafter	232
Total minimum lease payments	$3,174

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases.  Rent expense was $2,937, $3,446, and $4,872 in fiscal 2012, 2011 and 2010, respectively, primarily for the lease of certain operating facilities, equipment and transportation equipment.  Included in rent expense are vehicle rents totaling $538, $479 and $693 in fiscal 2012, 2011 and 2010, respectively.

8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

	June 2	May 28
	2012	2011

Note payable at 6.20%, due in monthly principal installments of $250, plus interest, maturing in 2019	$22,500	$25,500
Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	18,100	19,900
Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	13,900	15,100
Series A Senior Secured Notes at 5.45%, due in monthly installments of $176, plus interest, beginning in January 2009 through 2018	12,629	14,735
Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	4,400	4,820
Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	3,170	5,150
Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	969	1,368
Note payable at 5.80%, due in annual principal installments of $250 beginning in April 2006 through 2015 with interest due quarterly	-	1,000
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	552	552
Note payable at 7.5%, due in monthly installments of $36, including interest, maturing in 2012	-	36
Total debt	$76,220	$88,161
Less: current portion	11,458	11,743
Long-term debt, less current portion	$64,762	$76,418

The aggregate annual fiscal year maturities of long-term debt at June 2, 2012 are as follows:

2013	$11,458
2014	10,116
2015	8,695
2016	8,526
2017	18,726
Thereafter	18,699
$76,220

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2012, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

Interest of $4,557, $9,310, and $7,175 was paid during fiscal 2012, 2011 and 2010, respectively.  Interest paid in fiscal 2011 includes the $2,648 paid for the early extinguishment of debt.  Interest of $150, $213, and $299 was capitalized for construction of certain facilities during fiscal 2012, 2011 and 2010, respectively.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  Under its plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $200 for each occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $7,269, $6,457, and $5,115 in fiscal years 2012, 2011 and 2010, respectively.

The Company had a 401(k) plan which covered substantially all employees.  Participants in the 401(k) plan could contribute up to the maximum allowed by Internal Revenue Service regulations.  The Company did not make contributions to the 401(k) plan.  The 401(k) plan was merged into a KSOP in fiscal 2012.  A KSOP is a combination employee stock ownership plan (ESOP) and 401(k) plan.

The Company had an ESOP that covered substantially all employees.  The Company made cash contributions to the ESOP at a rate of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions could be made in cash or the Company's Common Stock.  Company contributions to the ESOP vested immediately.   The Company's cash contributions to the plan were $1,563, $1,849, and $1,439 in fiscal years 2012, 2011 and 2010, respectively. The Company did not make direct contributions of the Company’s Common Stock in fiscal years 2012, 2011 or 2010. The ESOP acquires the Company’s Common Stock by using the Company’s cash contribution to purchase the Company’s Common Stock which is listed on the NASDAQ.  The ESOP sells Common Stock on the NASDAQ to pay benefits to ESOP participants.  Dividends are paid to the ESOP in cash. The ESOP uses the dividends to acquire additional Common Stock.  The ESOP was merged into the KSOP in fiscal 2012.

In April of 2012, the company adopted a KSOP. The plan is available to all employees meeting certain eligibility requirements.  The Company makes contributions to the KSOP at a rate of 3% of the participants’ compensation, plus an additional amount determined at the discretion of the Board of Directors.  The Company’s cash contribution to the KSOP plan was $307 in fiscal 2012. The KSOP acquires the Company’s Common Stock by using the Company’s cash contribution to purchase the Company’s Common Stock which is listed on the NASDAQ.  The KSOP sells Common Stock on the NASDAQ to pay benefits to KSOP participants.  Dividends are paid to the KSOP in cash. The KSOP uses the dividends to acquire additional Common Stock.  The Company does not make contributions to the 401(k) part of the plan.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for these agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Deferred compensation expense totaled approximately $193, $138 and $184 in fiscal 2012, 2011 and 2010, respectively.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  As of June 2, 2012, the awards issued under this plan were $129, $138, and $127 in fiscal 2012, 2011 and 2010, respectively.

Additionally, the Company maintains an unfunded postretirement medical plan that provides limited health benefits to certain qualified retired officers.  The liability at year end 2012 was $641.

10.  Stock Compensation Plans

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

The Company recognized stock based compensation expense (benefit) of $0 for equity awards and $502 for liability awards in fiscal 2012. In fiscal 2011, the Company recognized stock based compensation expense of $218 for equity awards and ($370) for liability awards. In fiscal 2010, the Company recognized stock based compensation expense of $218 for equity awards and $1,968 for liability awards.

A summary of our equity award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, May 29, 2010	123,200	$5.34
Granted	-	-
Exercised	24,000	5.93
Forfeited	-	-
Outstanding, May 28, 2011	99,200	$5.19
Granted	-	-
Exercised	56,200	4.63
Forfeited	-	-
Outstanding, June 2, 2012	43,000	$5.93	3.21	$1,243
Exercisable, June 2, 2012	43,000	$5.93	3.21	$1,243

The intrinsic value of stock options exercised totaled $1,808, $604 and $1,693 in fiscal years 2012, 2011, and 2010, respectively.

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 29, 2010	157,350	$6.03
Granted	—	—
Exercised	84,675	5.97
Forfeited	—	—
Outstanding, May 28, 2011	72,675	$6.10
Granted	—	—
Exercised	41,075	5.93
Forfeited	—	—
Outstanding, June 2, 2012	31,600	$6.31	3.60	$902
Exercisable, June 2, 2012	31,600	$6.31	3.60	$902

We determined that the fair value of our obligation related to unexercised liability awards as of June 2, 2012 and May 28, 2011 was $866 and $1,568, respectively.  Total payments for liability awards exercised totaled $1,204, $2,023, and $1,968, for fiscal 2012, 2011 and 2010, respectively.

The fair value of liability awards was estimated as of June 2, 2012, May 28, 2011, and May 29, 2010 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	June 2, 2012	May 28,2011	May 29,2010
Risk-free interest rate	0.17%	0.18%	0.76%
Dividend yield	3.35%	4.39%	1.00%
Volatility factor of the expected
market price of our stock	14.70%	16.25%	33.47%
Weighted-avg. expected life of the rights	1 yr.	1 yr.	1.5 yrs.

11.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 2	May 28	May 29
	2012	2011	2010
Current:
Federal	$37,770	$21,970	$30,765
State	6,010	1,079	5,130
	43,780	23,049	35,895
Deferred:
Federal	4,300	8,528	2,292
State	1,030	1,826	(226)
	5,330	10,354	2,066
	$49,110	$33,403	$37,961

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	June 2	May 28
	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$32,871	$31,691
Cash basis temporary differences	981	1,144
Inventories	27,383	26,788
Investment in affiliates	6,501	4,535
Other	2,096	1,752
Total deferred tax liabilities	69,832	65,910

Deferred tax assets:
Accrued expenses	2,353	3,311
Other	3,459	3,909
Other comprehensive loss	141	200
Total deferred tax assets	5,953	7,420
Net deferred tax liabilities	$63,879	$58,490

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	June 2	May 28	May 29
	2012	2011	2010

Statutory federal income tax	$48,595	$32,985	$37,024
State income taxes, net	4,576	1,889	3,187
Domestic manufacturers deduction	(3,596)	(2,371)	(2,017)
Tax exempt interest income	(267)	(220)	(265)
Other, net	(198)	1,120	32
	$49,110	$33,403	$37,961

Federal and state income taxes of $27,585, $32,755, and $28,344 were paid in fiscal years 2012, 2011, and 2010, respectively. Federal and state income taxes of $510, $3,821, and $13,963 were refunded in fiscal years 2012, 2011, and 2010, respectively.

We had no significant unrecognized tax benefits at June 2, 2012 or at May 28, 2011. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal year 2007 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

12. Other Matters

The carrying amounts in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $79,845.  The fair value for long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $2,708 at June 2, 2012.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

13. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at June 2, 2012.  These LOCs are collateralized with cash. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Cal-Maine Farms, Inc. as well as Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. Cal-Maine Farms, Inc. was dismissed from the case in September 2009. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The Complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling.

Mississippi Wage and Hour Litigation

On August 9, 2010, a former Mississippi employee of Cal-Maine Farms, Inc., Sic Bynum, filed a wage and hour claim alleging that he was wrongfully denied overtime pay for work in excess of forty hours per week seeking recovery of overtime wages not paid, liquidated damages equal to overtime wages not paid, and attorney’s fees. The plaintiff requested that he be considered a representative employee and that the case be expanded to cover all similarly situated employees and former employees.

The case was filed in the Circuit Court of Simpson County, Mississippi but was removed to the U.S. District Court for the Southern District of Mississippi. The controlling statutory and regulatory framework of the Fair Labor Standards Act is that agricultural workers are not entitled to overtime pay.  On July 26, 2012, the court granted Cal-Maine Farms, Inc.’s Motion for Summary Judgment.  The plaintiff has thirty (30) days from the date of the Order to appeal.

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

The Indirect Purchaser Putative Class Action. The named plaintiffs in the indirect purchaser case filed a consolidated complaint on February 27, 2009. On April 30, 2009, the Company filed motions to dismiss the indirect purchasers’ consolidated complaint. The indirect purchaser plaintiffs did not respond to those motions. Instead, the indirect purchaser plaintiffs filed an amended complaint on April 8, 2010. On May 7, 2010, the Company joined with other defendants in moving to dismiss the indirect purchaser plaintiffs’ claims for damages outside the four-year statute of limitations period, claims arising from a supposed conspiracy in the egg products sector, claims arising under certain state antitrust and consumer fraud statutes, and common-law claims for unjust enrichment. The court granted the motion to dismiss claims arising outside the limitations period applicable to each cause of action.  The court granted in part and denied in part the motion to dismiss claims arising under certain state antitrust and consumer fraud statutes and common-law claims for unjust enrichment.  The court denied without prejudice the motion to dismiss a claim for a supposedly separate conspiracy in the egg products sector.  On June 4, 2010, the Company filed its answer and affirmative defenses to the indirect purchaser plaintiffs’ amended complaint.  On May 25, 2012, the indirect purchaser plaintiffs filed a motion for leave to file another amended complaint.  The court has not yet ruled on that motion.  On June 7, 2012, the court ordered the indirect purchasers to submit a brief addressing whether they have standing to assert an injunctive relief claim under federal law.

The Non-Class Cases. The cases in which plaintiffs do not seek to certify a class were filed between November 16, 2010 and December 12, 2011. The plaintiffs in the non-class cases pending in the Eastern District of Pennsylvania filed amended complaints on February 10, 2012.  On March 26, 2012, the Company joined other defendants in filing a motion to dismiss all claims barred by the statute of limitations.  On May 1, 2012, the non-class plaintiffs responded to that motion.  On May 22, 2012, the Company joined other defendants in filing a reply brief in support of that motion.  The court has not yet ruled on that motion.  The Company filed its answer and affirmative defenses to the six non-class cases pending in Pennsylvania on April 26, 2012.

On January 27, 2012, the Company filed its answer and affirmative defenses to the non-class complaint in the case pending in Kansas state court, and the Company joined other defendants in the Kansas case in moving to dismiss all claims for damages arising outside the three-year statute of limitations period and all claims for damages arising from purchases of eggs and egg products outside the state of Kansas.  The court took under advisement the limitations motion, pending a ruling in another case that will determine whether the limitations period in the Kansas case will be three or five years.  The court reserved judgment on the motion to dismiss claims for damages arising from purchases of eggs and egg products outside the state of Kansas until discovery reveals which sales occurred within Kansas.  In reserving judgment, the court stated that only sales within Kansas would be relevant to any calculation of alleged damages.

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

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Both groups of named plaintiffs in the putative class actions originally alleged a class period starting on January 1, 2000 and running “through the present.” The court has now granted the defendants’ motion to dismiss the direct purchasers’ and the indirect purchasers’ claims outside the statute of limitations period, and thus the putative class claims now only relate to a September 2004 to present class period.  The direct purchaser putative class action case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products. The direct purchaser putative class action case seeks relief under the Sherman Act. The indirect purchaser putative class action case seeks relief under the Sherman Act and the statutes and common-law of various states and the District of Columbia.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling. The Pennsylvania court has not set a trial date for any of the consolidated cases.  The Kansas state court has entered a schedule for discovery and dispositive motions.  The Kansas state court case is set for trial starting February 3, 2014.

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

Environmental information request

In July 2011, the Company received an information request (Request) from the United States Environmental Protection Agency (EPA) pursuant to Section 308 of the Clean Water Act (Act).  The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates.  On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (Notice) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act.  The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012, which included the submission of additional information to the EPA. Since the date of that response, the Company has received no further correspondence from the EPA regarding the Request or Notice and is not aware that the EPA has undertaken, or intends to undertake, any formal enforcement action regarding these matters.

14.	Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, and members of his immediate family, as defined. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of capital stock. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend payable to Common Stock is declared and paid concurrently in respect of outstanding shares of Common Stock in the same number of shares of Common Stock per outstanding share.

15.  Fair Value Measures

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

	June 2, 2012		May 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.8 – 6.8% Notes payable	$63,039	$66,388	$72,874	$74,280
Series A Senior Secured Notes at 5.45%	12,629	12,905	14,735	14,634
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
	$76,220	$79,845	$88,161	$89,466

* - Cost approximates fair value for the Note payable – Texas Egg Products, LLC

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 2, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$104,866	$-	$104,866
US government obligations	-	20,783	-	20,783
Corporate bonds	-	16,244	-	16,244
Certificates of deposit	-	11,514	-	11,514
Government agency bonds	-	10,216	-	10,216

Total assets measured at fair value	$-	$163,623	$-	$163,623

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of May 28, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$70,528	$-	$70,528
US government obligations	-	15,207	-	15,207
Corporate bonds	-	13,387	-	13,387
Certificates of deposit	-	10,224	-	10,224
Government agency bonds	-	8,904	-	8,904
US treasury bills	-	500	-	500

Total assets measured at fair value	$-	$118,750	$-	$118,750

Level 2: We classified our current investment securities – available-for-sale as level 2.   These securities consist of certificates of deposit, time deposits, United States government obligations, government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

16.   Available-for-Sale Securities - Classified as Current Assets

	June 2, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$105,029	$-	$163	$104,866
US government obligations	20,681	102	-	20,783
Corporate bonds	16,405	-	161	16,244
Certificates of deposit	11,591	-	77	11,514
Government agency bonds	10,291	-	75	10,216
Total available-for-sale securities	$163,997	$102	$476	$163,623

	May 28, 2011
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$70,932	$-	$404	$70,528
US government obligations	15,279	-	72	15,207
Corporate bonds	13,367	20	-	13,387
Certificates of deposit	10,156	68	-	10,224
Government agency bonds	9,036	-	132	8,904
US treasury bills	500	-	-	500
Total available-for-sale securities	$119,270	$88	$608	$118,750

Proceeds from the sales of available-for-sale securities were $115,796 and $114,338 during fiscal 2012 and 2011, respectively. Gross realized gains on those sales during 2012 and 2011 were $24 and $0, respectively. Gross realized losses on those sales during 2012 and 2011 were $825 and $248, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains (losses) net of tax on available-for-sale securities in the amount of $98 and ($320) for the years ended June 2, 2012 and May 28, 2011, respectively, have been included in accumulated other comprehensive income (loss).

Contractual maturities of available-for-sale debt securities at June 2, 2012, are as follows:

Estimated Fair Value
Within one year	$90,171
After 1-5 years	61,938
After 5-10 years	-

$152,109

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

17.   Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$243,842	$290,369	$303,660	$275,245
Gross profit	33,786	61,492	65,149	41,355
Net income attributable to Cal-Maine Foods, Inc.	3,117	23,260	26,102	37,256
Net income per share:
Basic	$0.13	$0.97	$1.09	$1.57
Diluted	$0.13	$0.97	$1.09	$1.56

	Fiscal Year 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$190,403	$234,523	$274,674	$242,381
Gross profit	32,736	45,215	65,580	41,400
Net income attributable to Cal-Maine Foods, Inc.	4,763	15,186	33,619	7,271
Net income per share:
Basic	$0.20	$0.64	$1.41	$0.30
Diluted	$0.20	$0.63	$1.40	$0.30

18. Distribution from Unconsolidated Subsidiary

In April 2012 Eggland’s Best, Inc. (“EB”) entered into a joint venture with Land O’Lakes, Inc. (“LOL”) whereby EB contributed substantially all of its assets and business into a new limited liability company, Eggland’s Best, LLC (“LLC”), in which LOL purchased a 50% ownership interest for approximately $126,131 (the “Purchase Price”) and the license of the LOL trademarks to the LLC.  The intention of this joint venture is to combine the operations of EB’s and LOL’s specialty shell egg business in order to market and sell both EB’s and LOL’s specialty shell eggs.  EB distributed the proceeds from LOL to the EB members pursuant to EB’s articles of incorporation and bylaws on a patronage basis, subject to EB retaining funds to pay transaction costs.

In the fourth fiscal quarter of 2012, Cal-Maine received $38,343 in proceeds from the above described transaction and Specialty Eggs, LLC (50% equity method investee of Cal-Maine) received $8,851.  For cash flow statement purposes, we evaluated the specific distribution to Cal-Maine on a stand-alone basis to determine the appropriate classification of the proceeds.  Since the entire proceeds effectively represent the sale of a 50% interest in the assets and business of EB, the entire amount was reported as an investing cash flow for fiscal 2012.

Since we account for our investment in EB under the cost method, the specific distribution to Cal-Maine was recorded as income in the fourth quarter of fiscal 2012.  In accordance with the equity method, we recorded 50% of the distribution to Specialty Egg, LLC as a component of equity in income of affiliates.

19. Subsequent Event - Purchase of Assets

On July 18, 2012, the Company announced that it reached an agreement to acquire the commercial egg operations of Pilgrim’s Pride Corporation. The assets to be purchased by the Company include two production complexes with capacity for approximately 1.4 million laying hens and adjacent land located near Pittsburg, Texas.  The Company will also acquire Pilgrim’s Pride Corporation’s 13.6% interest in Texas Egg Products, LLC.  As a result, the Company will own the majority of Texas Egg Products, LLC.  The Company expects to close the transaction in August 2012. In August 2012, the Company expects to finalize the valuation and complete the purchase price allocation for the assets acquired.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 2, 2012, May 28, 2011, and May 29, 2010

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended June 2, 2012
Allowance for doubtful accounts	$686	$849	$946	$589

Year ended May 28, 2011
Allowance for doubtful accounts	$595	$967	$876	$686

Year ended May 29, 2010
Allowance for doubtful accounts	$394	$921	$720	$595

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 2, 2012 at the reasonable assurance level.

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

2.              Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 2, 2012.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.              Management has determined that our internal control over financial reporting as of June 2, 2012 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated August 6, 2012 expressed an unqualified opinion.

/S/ FROST, PLLC

Little Rock, Arkansas

August 6, 2012

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of June 2, 2012, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 2, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Shareholders.

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

(a)(3) Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)     Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(a) in the Registrant’s Form 10-K for the fiscal year ended May 29, 2004, filed August 18, 2004).
3.2	By-Laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 8-K, filed August 17, 2007).
3.2(a)	Amendment of Bylaws of the Registrant, approved by the Board of Directors July 27, 2012 (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 30, 2012).

Exhibit Number	Exhibit
10.1	Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between the Registrant and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Amended and Restated Revolving Credit Agreement among the Registrant, and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of May 29, 1990, and amendments thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.1(a)	Amendment to Term Loan Agreement dated as of June 3, 1997 (incorporated by reference to Exhibit 10.1(a) in the Registrant’s Form 10-K for fiscal year ended May 31, 1997, filed August 26, 1997).
10.1(b)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(b) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004).
10.1(c)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(c) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004).
10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (incorporated by reference to Exhibit 10.1(d) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005, filed August 11, 2005).
10.1(e)	Amendment to Term Loan Agreement dated as of March 15, 2005 (incorporated by reference to Exhibit 10.1(e) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005, filed August 11, 2005).
10.1(f)	Amendment to Term Loan Agreement dated as of October 13, 2005 (incorporated by reference to Exhibit 10.1(f) in the Registrant’s Form 10-K for fiscal year ended June 3, 2006, filed August 17, 2006).
10.1(g)	Second Amendment and Restated [through Ninth Amendment] Revolving Credit Agreement dated as of February 6, 2002, among the Registrant and First South, Rabobank and Harris (incorporated by reference to the Exhibit 10.2(b) in the Registrant’s Form 8-K, filed March 15, 2007).
10.1(h)	Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(a) in the Registrant’s Form 8-K, filed March 15, 2007).
10.1(i)	Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(c) in the Registrant’s Form 10-Q for the quarter ended December 1, 2007, filed January 4, 2008).
10.1(j)	Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.1(j) in the Registrant’s Form 10-K for the year ended May 31, 2008, filed August 5, 2008).
10.2*	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to Exhibit 10.7 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.3*	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.4*	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to Exhibit 10.9 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.5*	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to Exhibit 10.11 in the Registrant’s Form 10-K for fiscal year ended May 29, 1999, filed August 25, 1999).
10.6*	2005 Incentive Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).
10.7*	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).
10.8*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).
10.9	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006, filed January 9, 2007).
10.10	Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).
10.11*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.12*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).

Exhibit Number	Exhibit
21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 30, 2012 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 30, 2012).
101.INS***+	XBRL Instance Document Exhibit
101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith as an Exhibit
***	Furnished herewith as an Exhibit
+	Submitted electronically with this Annual Report on Form 10-K

The Company has not filed instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company agrees to file with the Securities and Exchange Commission, upon request, copies of any such instrument.

(c)          Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 70. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 6th day of August 2012.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief
Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	August 6, 2012
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 6, 2012
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 6, 2012
Charles F. Collins	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	August 6, 2012
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	August 6, 2012
Letitia C. Hughes

/s/ James E. Poole	Director	August 6, 2012
James E. Poole

/s/ Steve W. Sanders	Director	August 6, 2012
Steve W. Sanders

CAL-MAINE FOODS, INC.

Form 10-K for the fiscal year

Ended June 2, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(a) in the Registrant’s Form 10-K for the fiscal year ended May 29, 2004, filed August 18, 2004).
3.2	By-Laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 8-K, filed August 17, 2007).
3.2(a)	Amendment of Bylaws of the Registrant, approved by the Board of Directors July 27, 2012 (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 30, 2012).
10.1	Amended and Restated Term Loan Agreement, dated as of May 29, 1990, between the Registrant and Cooperative Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Amended and Restated Revolving Credit Agreement among the Registrant, and Barclays Banks PLD (New York) and Cooperatieve Centrale Raiffeisen-Borenleenbank B.A., dated as of May 29, 1990, and amendments thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.1(a)	Amendment to Term Loan Agreement dated as of June 3, 1997 (incorporated by reference to Exhibit 10.1(a) in the Registrant’s Form 10-K for fiscal year ended May 31, 1997, filed August 26, 1997).
10.1(b)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(b) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004).
10.1(c)	Amendment to Term Loan Agreement dated as of April 14, 2004 (incorporated by reference to Exhibit 10.1(c) in the Registrant’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004).
10.1(d)	Amendment to Term Loan Agreement dated as of August 6, 2004 (incorporated by reference to Exhibit 10.1(d) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005, filed August 11, 2005).
10.1(e)	Amendment to Term Loan Agreement dated as of March 15, 2005 (incorporated by reference to Exhibit 10.1(e) in the Registrant’s Form 10-K for fiscal year ended May 28, 2005, filed August 11, 2005).
10.1(f)	Amendment to Term Loan Agreement dated as of October 13, 2005 (incorporated by reference to Exhibit 10.1(f) in the Registrant’s Form 10-K for fiscal year ended June 3, 2006, filed August 17, 2006).
10.1(g)	Second Amendment and Restated [through Ninth Amendment] Revolving Credit Agreement dated as of February 6, 2002, among the Registrant and First South, Rabobank and Harris (incorporated by reference to the Exhibit 10.2(b) in the Registrant’s Form 8-K, filed March 15, 2007).
10.1(h)	Tenth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of March 15, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(a) in the Registrant’s Form 8-K, filed March 15, 2007).
10.1(i)	Eleventh Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of November 30, 2007, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.2(c) in the Registrant’s Form 10-Q for the quarter ended December 1, 2007, filed January 4, 2008).
10.1(j)	Twelfth Amendment to Second Amendment and Restated Revolving Credit Agreement, dated as of January 30, 2008, among the Registrant and First South, Rabobank and Harris (incorporated by reference to Exhibit 10.1(j) in the Registrant’s Form 10-K for the year ended May 31, 2008, filed August 5, 2008).
10.2*	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to Exhibit 10.7 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.3*	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.4*	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to Exhibit 10.9 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).
10.5*	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to Exhibit 10.11 in the Registrant’s Form 10-K for fiscal year ended May 29, 1999, filed August 25, 1999).
10.6*	2005 Incentive Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).

Exhibit Number	Exhibit
10.7*	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).
10.8*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).
10.9	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006, filed January 9, 2007).
10.10	Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).
10.11*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.12*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 30, 2012 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 30, 2012).
101.INS***+	XBRL Instance Document Exhibit
101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith as an Exhibit
***	Furnished herewith as an Exhibit
+	Submitted electronically with this Annual Report on Form 10-K

