Form 10-Q
period 2012-09-01
CAL MAINE FOODS INC
filed 2012-10-04
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2012

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

Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑

Non – Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of September 27, 2012.

Common Stock, $0.01 par value	21,521,291 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 1, 2012	June 2, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,616	$97,128
Investment securities available-for-sale	178,658	163,623
Trade receivables (less allowance for doubtful accounts of $503 at September 1, 2012 and $589 at June 2, 2012) and other receivables	76,751	62,768
Inventories	129,005	117,158
Prepaid expenses and other current assets	3,049	1,525
Total current assets	418,079	442,202

Property, plant and equipment, net	237,973	222,615
Goodwill	22,117	22,117
Other investments	18,187	22,330
Other intangible assets	7,529	8,028
Other long-lived assets	6,915	6,441
Notes receivable – noncurrent	2,153	2,583
TOTAL ASSETS	$712,953	$726,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,537	$91,305
Accrued dividends payable	3,138	12,419
Current maturities of long-term debt	11,458	11,458
Deferred income taxes	27,376	25,474
Total current liabilities	122,509	140,656

Long-term debt, less current maturities	62,036	64,762
Other noncurrent liabilities	3,319	3,165
Deferred income taxes	39,138	38,405
Total liabilities	227,002	246,988

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000 Issued 35,130 shares and 21,521 shares outstanding at September 1, 2012 and June 2, 2012	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at September 1, 2012 and June 2, 2012	24	24
Paid-in capital	33,651	33,651
Retained earnings	472,473	466,164
Accumulated other comprehensive income (loss), net of tax	40	(222)
Common stock in treasury at cost – 13,609 shares at September 1, 2012 and June 2, 2012	(20,843)	(20,843)
Total Cal-Maine Foods, Inc. stockholders’ equity	485,696	479,125
Noncontrolling interests in consolidated entities	255	203
Total stockholders’ equity	485,951	479,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,953	$726,316

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended
	September 1, 2012	August 27, 2011
Net sales	$272,928	$243,842
Cost of sales	228,213	210,056
Gross profit	44,715	33,786
Selling, general and administrative	29,118	27,829
Operating income	15,597	5,957
Other income (expense):
Interest expense, net	(1,298)	(1,396)
Other	402	172
	(896)	(1,224)

Income before income taxes and noncontrolling interest	14,701	4,733
Income tax expense	5,181	1,679
Net income before noncontrolling interest	9,520	3,054
Less: Net income (loss) attributable to noncontrolling interest	105	(63)
Net income attributable to Cal-Maine Foods, Inc.	$9,415	$3,117

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.39	$0.13
Diluted	$0.39	$0.13
Dividends per common share	$0.131	$0.044
Weighted average shares outstanding:
Basic	23,921	23,867
Diluted	23,958	23,945

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended
	September 1, 2012	August 27, 2011
Net income, including noncontrolling interests	$9,520	$3,054

Other comprehensive income, before tax:

Unrealized holding gain on available-for-sale securities, net of reclassification adjustments	429	797

Other comprehensive income, before tax	429	797

Income tax expense related to items of other comprehensive income	167	308

Other comprehensive income, net of tax	262	489

Comprehensive income	9,782	3,543

Less: comprehensive income (loss) attributable to the noncontrolling interest	105	(63)

Comprehensive income attributable to Cal-Maine Foods, Inc.	$9,677	$3,606

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	September 1, 2012	August 27, 2011
Operating activities:
Net income including noncontrolling interest	$9,520	$3,054
Depreciation and amortization	7,929	7,658
Other adjustments, net	(35,254)	(4,421)
Net cash provided by (used in) operations	(17,805)	6,291

Investing activities:
Purchase of investments	(50,947)	(14,883)
Sales of investments	36,341	39,327
Purchases of property, plant and equipment	(7,445)	(5,005)
Payments received on notes receivable and from affiliates	5,085	4,120
Acquisitions of businesses, net of cash	(16,318)	-
Increase in notes receivable and investments in affiliates	(294)	-
Net proceeds from disposal of property, plant and equipment	36	9
Net cash provided by (used in) investing activities	(33,542)	23,568

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	-	203
Principal payments on long-term debt	(2,726)	(2,762)
Payments of dividends	(12,439)	(2,435)
Net cash used in financing activities	(15,165)	(4,994)
Net change in cash and cash equivalents	(66,512)	24,865

Cash and cash equivalents at beginning of period	97,128	57,679
Cash and cash equivalents at end of period	$30,616	$82,544

See notes to condensed consolidated financial statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

September 1, 2012

(unaudited)

1.     Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen weeks ended September 1, 2012 are not necessarily indicative of the results that may be expected for the year ending June 1, 2013.

The condensed consolidated balance sheet at June 2, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 2, 2012. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2. Acquisition

On August 10, 2012, we purchased substantially all of the commercial egg assets of Pilgrim’s Pride Corporation (Seller), located in Pittsburg, Texas.   The purchase price totaled $18,818 based upon the preliminary valuation of the assets acquired.  The purchase price was funded from our available cash balances. The assets purchased by us include two production complexes with capacity for approximately 1.4 million laying hens, and the Seller’s 13.6% interest in Texas Egg Products, LLC (TEP), which gives the Company a majority interest in TEP.  Effective August 10, 2012, these acquired operations were merged into Cal-Maine Foods, Inc.

The following table presents the preliminary allocation of the purchase price to the assets acquired, based on their fair values:

Assets acquired:

Inventories	$3,615
Property, plant, and equipment	15,203
Total assets acquired	$18,818
Earn-out contingency	(2,500)
Net assets acquired	$16,318

The purchase price for the property, plant and equipment includes a $2,500 earn-out contingency. We have recorded this $2,500 contingency as a liability. As per the agreement signed on August 10, 2012, this earn out provision employs a formulaic methodology that takes into account commodity feed prices and the price of shell eggs for the period September 2012 – August 2013. The maximum payout under this earn-out provision is $2,500. When this contingency is settled in fiscal 2014, we will book any difference between the recorded liability and the cash settlement to earnings.

3.   Stock Based Compensation

Total stock based compensation expense (benefit) for the thirteen weeks ended September 1, 2012 and August 27, 2011 was $165 and ($167), respectively. Our liabilities associated with Stock Appreciation Rights as of September 1, 2012 and August 27, 2011 were $996 and $1,401, respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Refer to Note 10 of our June 2, 2012 audited financial statements for further information on our stock compensation plans.

4.   Inventories

Inventories consisted of the following:

	September 1, 2012	June 2, 2012
Flocks	$75,653	$71,071
Eggs	11,052	9,856
Feed and supplies	42,300	36,231
	$129,005	$117,158

5. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at September 1, 2012. These LOCs are collateralized with cash and included in the line item “Other long-lived assets” in the condensed consolidated balance sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended
	September 1, 2012	August 27, 2011
Net income attributable to Cal-Maine Foods, Inc.	$9,415	$3,117

Basic weighted-average common shares	23,921	23,867

Effect of dilutive securities:
Common stock options	37	78
Dilutive potential common shares	23,958	23,945

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.39	$0.13
Diluted	$0.39	$0.13

7.     Accrued Dividends Payable and Dividends per Common Share

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

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended
	September 1, 2012	August 27, 2011
Net income attributable to Cal-Maine Foods, Inc.	$9,415	$3,117
1/3 of Net income attributable to Cal-Maine Foods, Inc.	3,138	1,039

Accrued dividends payable	$3,138	$1,039

Common stock outstanding (shares)	21,521	21,471
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	23,921	23,871

Dividends per common share*	$0.131	$0.044

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)

8.   Fair Value Measures

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

	September 1, 2012		June 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.8 – 6.8% Notes payable	$60,839	$64,091	$63,039	$66,388
Series A Senior Secured Notes at 5.45%	12,103	12,374	12,629	12,905
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)*	552	552	552	552
	$73,494	$77,017	$76,220	$79,845

* Cost approximates fair value for the Note payable – Texas Egg Products, LLC

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of September 1, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$111,914	$-	$111,914
US government obligations	-	24,581	-	24,581
Corporate bonds	-	15,126	-	15,126
Certificates of deposit	-	12,760	-	12,760
Government agency bonds	-	14,277	-	14,277

Total assets measured at fair value	$-	$178,658	$-	$178,658

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 2, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$104,866	$-	$104,866
US government obligations	-	20,783	-	20,783
Corporate bonds	-	16,244	-	16,244
Certificates of deposit	-	11,514	-	11,514
Government agency bonds	-	10,216	-	10,216

Total assets measured at fair value	$-	$163,623	$-	$163,623

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.

The Company also applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are not subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally. Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets. The fair value of our earn-out contingency takes into account commodity prices based on published forward commodity price curves and projected future egg prices as of the date of the estimate. These fair value measurements are based on Level 3 inputs. Given the unobservable nature of these inputs, they are deemed to be Level 3.

9.     Available-for-Sale Securities Classified as Current Assets

	September 1, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$111,708	$206	$-	$111,914
US government obligations	24,513	68	-	24,581
Corporate bonds	15,150	-	24	15,126
Certificates of deposit	12,840	-	80	12,760
Government agency bonds	14,381	-	104	14,277
Total available-for-sale securities	$178,592	$274	$208	$178,658

	June 2, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$105,029	$-	$163	$104,866
US government obligations	20,681	102	-	20,783
Corporate bonds	16,405	-	161	16,244
Certificates of deposit	11,591	-	77	11,514
Government agency bonds	10,291	-	75	10,216
Total available-for-sale securities	$163,997	$102	$476	$163,623

Proceeds from the sales of available-for-sale securities were $36,341 and $39,327 during the thirteen week periods ending September 1, 2012 and August 27, 2011, respectively. Gross realized gains on those sales during the thirteen week periods ending September 1, 2012 and August 27, 2011 were $1 and $9, respectively. Gross realized losses on those sales during the thirteen week periods ending September 1, 2012 and August 27, 2011 were $222 and $179, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains net of tax on available-for-sale securities in the amount of $262 and $489 for the thirteen week periods ending September 1, 2012 and August 27, 2011, respectively, have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at September 1, 2012, are as follows:

Estimated Fair Value
Within one year	$137,972
After 1-5 years	$40,686
After 5-10 years	-
$178,658

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

10.   Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU ) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments in ASU 2012-02 allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. According to ASU 2012-02, an organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material effect on the Company’s consolidated financial statements.

11.   Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $8,875 at September 1, 2012.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

12.   Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the thirteen-week period ended September 1, 2012:

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at June 2, 2012	$351	$24	$(20,843)	$33,651	$(222)	$466,164	$203	$479,328
Dividends*	-	-	-	-	-	(3,159)	-	(3,159)
Reclass equity portion of Texas Egg Products, LLC in connection with purchase of shell egg operations of Pilgrim's Pride	-	-	-	-	-	53	(53)	-
Unrealized gain on securities, net of tax	-	-	-	-	262	-	-	262
Net income (loss)	-	-	-	-	-	9,415	105	9,520
Balance at September 1, 2012	$351	$24	$(20,843)	$33,651	$40	$472,473	$255	$485,951

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, capital costs, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2012 as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended September 1, 2012, we produced approximately 75% of the total number of shell eggs we sold with approximately 8% of such total shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 25% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which currently averages about 68% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2012/2013 crop year.  Drought conditions in major crop growing regions of the mid-western United States have significantly reduced anticipated yields for the current crop.  This has resulted in higher prices for these commodities.   Market prices for corn also remain higher in part because of increases in demand from ethanol producers. Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and volatile in the year ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	September 1, 2012	August 27, 2011
Net sales	100.0%	100.0%
Cost of sales	83.6	86.0
Gross profit	16.4	13.9
Selling, general and administrative	10.7	11.4
Operating income	5.7	2.5
Other income (expense):
Interest expense, net	(0.5)	(0.6)
Other	0.1	0.0
	(0.4)	(0.6)

Income before income taxes	5.4	1.9
Income tax expense	1.9	0.7
Net income before nontrolling interest	3.5	1.2
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.1)
Net income (loss) attributable to Cal-Maine Foods, Inc.	3.4%	1.3%

NET SALES

Approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the first quarter of fiscal 2013 were $272.9 million, an increase of $29.1 million, or 11.9%, as compared to net sales of $243.8 million for the first quarter of fiscal 2012. Total dozen eggs sold and egg selling prices increased in the current fiscal 2013 quarter as compared to the same fiscal 2012 quarter. Dozens sold for the 2013 current quarter were 210.1 million dozen, an increase of 2.0 million dozen, or 1.0%, as compared to 208.1 million dozen sold for the first quarter of fiscal 2012. Our net average selling price per dozen for the fiscal 2013 first quarter was $1.238, compared to $1.117 for the first quarter of fiscal 2012, an increase of 10.8%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock and undergrades.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 weeks ended
(Amounts in thousands)	September 1, 2012	August 27, 2011
Total net sales	$272,928	$243,842

Non-specialty shell egg sales	$198,498	$177,339
Specialty shell egg sales	61,488	55,107
Other	1,161	1,188
Net shell egg sales	$261,147	$233,634

Net shell egg sales as a percent of total net sales	96%	96%

Non-specialty shell egg dozens sold	176,272	175,438
Specialty shell egg dozens sold	33,789	32,658
Total dozens sold	210,061	208,096

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. For the thirteen-week period ended September 1, 2012, non-specialty shell eggs represented approximately 76.0% of our shell egg dollar sales, as compared to 75.9% for the thirteen-week period ended August 27, 2011. For the thirteen-week period ended September 1, 2012, non-specialty shell eggs accounted for approximately 83.9% of the total shell egg dozen volume, as compared to 84.3% for the thirteen-week period ended August 27, 2011.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended September 1, 2012, specialty shell eggs represented approximately 23.5% of our shell egg dollar sales, as compared to 23.6% for the thirteen-week period ended August 27, 2011. For the thirteen-week period ended September 1, 2012, specialty shell eggs accounted for approximately 16.1% of the total shell egg dozen volume, as compared to 15.7% for the thirteen-week period ended August 27, 2011. Since prices of non-specialty eggs increased at a higher proportion than prices of specialty eggs during the thirteen-week period ended September 1, 2012, there was a decrease in specialty egg dollar sales as a percentage of overall shell egg dollar sales as compared to the thirteen-week period ended August 27, 2011.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations. For the thirteen-week periods ended September 1, 2012 and August 27, 2011, shell egg sales classified as “Other” represented approximately 0.5% of shell egg dollar sales.

Our egg product sales represent approximately 3% of our net sales. For the thirteen weeks ended September 1, 2012, egg product sales were $8.1 million, an increase of approximately $44,000, or 0.5%, as compared to $8.0 million for the same thirteen week period last year.

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

The following table presents the key variables affecting our cost of sales.

	13 weeks ended
(Amounts in thousands)	September 1, 2012	August 27, 2011
Cost of Sales:
Farm production	$118,249	$112,397
Processing and packaging	29,932	28,207
Outside egg purchases and other	72,653	62,429
Total shell eggs	$220,834	$203,003
Egg products	6,738	6,874
Other	641	179
Total	$228,213	$210,056

Farm production cost (cost per dozen produced)
Feed	$0.51	$0.48
Other	0.24	0.24
Total	$0.75	$0.72

Outside egg purchases (average cost per dozen)	$1.252	$1.109

Dozen Produced	157,902	159,443
Dozen Sold	210,061	208,096

Cost of sales for the first quarter of fiscal 2013 was $228.9 million, an increase of $18.8 million, or 8.9%, as compared to cost of sales of $210.1 million for the first quarter of fiscal 2012. The primary reason for this increase is due to increases in feed costs and increases in the cost of egg purchases from outside egg producers. Feed cost per dozen for the fiscal 2013 first quarter was $ 0.510, compared to $0.484 per dozen for the comparable fiscal 2012 first quarter, an increase of 5.4%. Egg purchases from outside egg producers were higher due to higher average Urner Barry quoted prices for eggs during the quarter. Although we experienced increases in feed costs and increases in costs for outside egg purchases, we were able to offset those increases with higher egg selling prices in the first quarter of fiscal 2013 which resulted in an increase in gross profit from 13.9% of net sales for the quarter ended August 27, 2011 to 16.1% of net sales for the current quarter ended September 1, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general and administrative expenses.

	13 weeks ended
(Amounts in thousands)	September 1, 2012	August 27, 2011	Change
Stock compensation expense	$165	$(167)	$332
Specialty egg expense	8,272	8,136	136
Payroll and overhead	5,950	6,215	(265)
Other expenses	5,862	5,138	724
Delivery expense	8,869	8,507	362
Total	$29,118	$27,829	$1,289

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead. Selling, general and administrative expense for the first quarter of fiscal 2013 was $29.1 million, an increase of $1.3 million, or 4.7%, as compared to the expense of $27.8 million for the first quarter of fiscal 2012. Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation arrangements classified as equity awards have been fully amortized.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. We also classify exercises under liability awards as stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses. Payroll and overhead decreased as compared to the same period the prior year. Other expenses, which include expenses for travel, professional fees, and bad debt, increased from the same period of the prior year. Delivery expense increased primarily due to the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense decreased from 11.4% for the fiscal 2012 first quarter to 10.7% for the fiscal 2013 first quarter.

OPERATING INCOME

As a result of the above, operating income was $14.9 million for the first quarter of fiscal 2013, as compared to $6.0 million for the fiscal 2012 first quarter. Operating income as a percent of net sales was 5.4% for the first quarter of fiscal 2013, compared to 2.5% for the first quarter of fiscal 2012.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments. Other expense for the first quarter ended September 1, 2012 was $232,000, a decrease of $992,000 as compared to $1.2 million for the quarter ended August 27, 2011. For the first quarter of fiscal 2013, net interest expense decreased $98,000 as compared to the prior–year period. For the first quarter of fiscal 2012, other income increased due to increased equity in the income of unconsolidated affiliates. For the first quarter of fiscal 2013, we recorded royalty income of $147,000 related to mineral interests owned in Texas. In connection with our ongoing construction activities, for the thirteen weeks ended September 1, 2012, we capitalized $76,000 of interest expense, and we capitalized $26,000 of interest expense for the same period ended August 27, 2011. As a percent of net sales, other expense decreased from 0.6% for the fiscal 2012 first quarter to 0.1% for the fiscal 2013 first quarter.

INCOME TAXES

As a result of the above, we had pre-tax income of $14.7 million for the quarter ended September 1, 2012, as compared to $4.7 million for the quarter ended August 27, 2011. For the fiscal 2013 first quarter, income tax expense of $5.2 million was recorded with an effective tax rate of 35.2%, as compared to $1.7 million with an effective tax rate of 35.5% for the fiscal 2012 first quarter.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for the first quarter of fiscal 2013 was $105,000 as compared to a loss of $63,000 for the first quarter of fiscal 2012.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income attributable to the Company for the first quarter ended September 1, 2012 was $9.4 million, or $0.39 per basic and diluted share, as compared to $3.1 million, or $0.13 per basic and diluted share for the quarter ended August 27, 2011. As a percent of net sales, net income attributable to the Company was 3.4% for the quarter ended September 1, 2012, compared to 1.3% for the quarter ended August 27, 2011.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at September 1, 2012 was $295.6 million compared to $301.5 million at June 2, 2012. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.41 at September 1, 2012 as compared with 3.14 at June 2, 2012. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at September 1, 2012, including current maturities, amounted to $ 73.5 million, as compared to $76.2 million at June 2, 2012. Refer to Note 8 of our June 2, 2012 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended September 1, 2012, $17.8 million in net cash was used in operating activities. This compares to net cash provided by operating activities of $6.3 million for the thirteen weeks ended August 27, 2011. In the fiscal 2013 first quarter, approximately $36.3 million was provided from the sale of short-term investments, $50.9 million was used for the purchase of short-term investments and net $4.8 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $36,000 was provided from disposal of property, plant and equipment and $7.4 million was used for purchases of property, plant and equipment. We used $16.3 million for the acquisition of the shell egg operations of Pilgrim’s Pride. Approximately $12.4 million was used for payment of dividends on common stock and $2.7 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash of approximately $66.5 million since June 2, 2012.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At September 1, 2012, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

Off-Balance Sheet Arrangements

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $8.9 million at September 1, 2012. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. Payment under the guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

Impact of Recently Issued Accounting Standards. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2012 and Note 10 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended September 1, 2012 that we expect will have a material impact on our consolidated financial statements.

Critical Accounting Policies. We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included in Cal-Maine Foods, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended June 2, 2012, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 2, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of September 1, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended September 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, there have been no new matters or changes to matters identified in our Annual Report on Form 10-K for the year ended June 2, 2012.

Chicken Litter Litigation

Cal-Maine Farms, Inc. is presently a defendant in two personal injury cases in the Circuit Court of Washington County, Arkansas. Those cases are styled, McWhorter vs. Alpharma, Inc., et al., and Carroll, et al. vs. Alpharma, Inc., et al.Cal-Maine Farms, Inc. was named as a defendant in the McWhorter case on February 3, 2004. It was named as a defendant in the Carroll case on May 2, 2005. Co-defendants in both cases include other integrated poultry companies such as Tyson Foods, Inc., Cargill, Incorporated, George’s Farms, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and Simmons Poultry Farms, Inc. The manufacturers of an additive for broiler feed are also included as defendants. Those defendants are Alpharma, Inc. and Alpharma Animal Health, Co.

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

Florida civil investigative demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation. No allegations of wrongdoing have been made against the Company in this matter.

Environmental information request

In July 2011, the Company received an information request (Request) from the United States Environmental Protection Agency (EPA) pursuant to Section 308 of the Clean Water Act (Act). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (Notice) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012, which included the submission of additional information to the EPA. Since the date of that response, the Company has cooperated with the EPA in its investigation and is not aware that the EPA has undertaken, or intends to undertake, any formal enforcement action regarding these matters.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2012.

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996)
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) in the Company’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004)
3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K, filed August 17, 2007)
3.2(a)	Amendment of Bylaws of the Company, approved by the Board of Directors July 27, 2012 (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 30, 2012)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated October 1, 2012 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on October 1, 2012)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: October 4, 2012	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President/Chief Financial Officer
(Principal Financial Officer)

Date: October 4, 2012	/s/ Charles F. Collins
Charles F. Collins
Vice President/Controller
(Principal Accounting Officer)

