Form 10-Q
period 2012-12-01
CAL MAINE FOODS INC
filed 2013-01-08
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2012

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

Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of December 28, 2012.

Common Stock, $0.01 par value	21,635,399 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 1, 2012	June 2, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,062	$97,128
Investment securities available-for-sale	107,021	163,623
Trade receivables (less allowance for doubtful accounts of $529 at December 1, 2012 and $589 at June 2, 2012) and other receivables	99,964	62,768
Inventories	143,671	117,158
Prepaid expenses and other current assets	2,113	1,525
Total current assets	408,831	442,202

Property, plant and equipment, net	271,199	222,615
Goodwill	30,017	22,117
Other investments	18,567	22,330
Other intangible assets	8,223	8,028
Other assets	6,564	6,441
Notes receivable – noncurrent	588	2,583
TOTAL ASSETS	$743,989	$726,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$96,394	$91,305
Accrued dividends payable	4,764	12,419
Current maturities of long-term debt	11,163	11,458
Deferred income taxes	28,883	25,474
Total current liabilities	141,204	140,656

Long-term debt, less current maturities	59,309	64,762
Other noncurrent liabilities	3,208	3,165
Deferred income taxes	39,871	38,405
Total liabilities	243,592	246,988

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,635 shares outstanding at
December 1, 2012 and 21,521 shares outstanding at June 2, 2012	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at December 1, 2012 and June 2, 2012	24	24
Paid-in capital	38,477	33,651
Retained earnings	482,180	466,164
Accumulated other comprehensive income (loss), net of tax	(85)	(222)
Common stock in treasury at cost – 13,495 shares at December 1, 2012
and 13,609 shares at June 2, 2012	(20,669)	(20,843)
Total Cal-Maine Foods, Inc. stockholders’ equity	500,278	479,125
Noncontrolling interests in consolidated entities	119	203
Total stockholders’ equity	500,397	479,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,989	$726,316

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net sales	$328,870	$290,369	$601,798	$534,211
Cost of sales	277,572	228,877	505,785	438,933
Gross profit	51,298	61,492	96,013	95,278
Selling, general, and administrative expense	30,932	25,819	60,050	53,648
Operating income	20,366	35,673	35,963	41,630
Other income (expense):
Interest expense, net	(588)	(822)	(1,886)	(2,218)
Other	2,619	1,157	3,021	1,329
	2,031	335	1,135	(889)

Income before income taxes and noncontrolling interest	22,397	36,008	37,098	40,741
Income tax expense	8,067	12,776	13,248	14,455
Net income before noncontrolling interest	14,330	23,232	23,850	26,286
Less: Net income (loss) attributable to noncontrolling interest	40	(28)	145	(91)
Net income attributable to Cal-Maine Foods, Inc.	$14,290	$23,260	$23,705	$26,377

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.60	$0.97	$0.99	$1.11
Diluted	$0.60	$0.97	$0.99	$1.10
Dividends per common share	$0.199	$0.325	$0.330	$0.368
Weighted average shares outstanding:
Basic	23,941	23,871	23,931	23,869
Diluted	23,978	23,950	23,968	23,947

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net income, including noncontrolling interests	$14,330	$23,232	$23,850	$26,286

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(205)	(317)	224	480

Other comprehensive income (loss), before tax	(205)	(317)	224	480

Income tax expense (benefit) related to items of other comprehensive income	(80)	(124)	87	184

Other comprehensive income (loss), net of tax	(125)	(193)	137	296

Comprehensive income	14,205	23,039	23,987	26,582

Less: comprehensive income (loss) attributable to the noncontrolling interest	40	(28)	145	(91)

Comprehensive income attributable to Cal-Maine Foods, Inc.	$14,165	$23,067	$23,842	$26,673

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	December 1, 2012	November 26, 2011
Operating activities:
Net income including noncontrolling interest	$23,850	$26,286
Depreciation and amortization	16,175	15,261
Other adjustments, net	(31,272)	(315)
Net cash provided by operations	8,753	41,232

Investing activities:
Purchase of investments	(100,716)	(53,002)
Sales of investments	157,179	62,695
Purchases of property, plant and equipment	(14,907)	(12,475)
Payments received on notes receivable and from affiliates	5,085	4,240
Acquisitions of businesses, net of cash	(74,907)	-
Increase in notes receivable and investments in affiliates	(294)	-
Net proceeds from disposal of property, plant and equipment	62	9
Net cash provided by (used in) investing activities	(28,498)	1,467

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	-	203
Principal payments on long-term debt	(5,748)	(6,489)
Payments of dividends	(15,573)	(3,485)
Net cash used in financing activities	(21,321)	(9,771)
Net change in cash and cash equivalents	(41,066)	32,928

Cash and cash equivalents at beginning of period	97,128	57,679
Cash and cash equivalents at end of period	$56,062	$90,607

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

December 1, 2012

(unaudited)

1.     Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen and twenty-six weeks ended December 1, 2012 are not necessarily indicative of the results that may be expected for the year ending June 1, 2013.

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

2.     Acquisitions

Pilgrim’s Pride Acquisition

On August 10, 2012, the Company purchased substantially all of the commercial egg assets of Pilgrim’s Pride Corporation (“PPC”) for $16,318 in cash at closing, plus additional cash consideration of up to $2,500 based upon a formulaic methodology that takes into account commodity feed prices and the price of shell eggs for the period September 2012 through August 2013. The fair value of the contingent earn-out payment was approximately $2,500 at the acquisition date.  We will settle this contingency in the first quarter of fiscal 2014. The fair value of this contingent liability will not be adjusted on a recurring basis. Any difference between the acquisition date fair value of this contingency and the settlement of this liability in the first quarter of fiscal 2014 will be reported in the results of operations for the first quarter of fiscal 2014. The cash purchase price was funded from our available cash balances. The assets acquired include two production complexes with capacity for approximately 1.4 million laying hens located near Pittsburg, Texas, and PPC’s 13.6% interest in Texas Egg Products, LLC (TEP), which gave the Company a majority interest in TEP. The results of the Company’s operation of the assets acquired are included in the Company’s consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired, based on their fair values:

Assets acquired:

Inventories	$3,615
Property, plant, and equipment	14,059
Other intangible assets	1,144
Total assets acquired	$18,818

The purchase price exceeded the fair values of the tangible assets acquired by $1,144. The acquired intangible asset is made up of a customer relationship intangible (8-year useful life).

Maxim Acquisition

On November 15, 2012, the Company acquired the commercial egg assets of Maxim Production Co., Inc. (“MPC”) located near Boling, Texas for $64,942. The purchase price was partially funded with $58,589 in cash and the issuance of $5,000 in common stock, and the remainder of the purchase price was funded through certain setoffs and credits. A total of 114 common shares were issued from treasury to fund the $5,000 of stock issued. The assets purchased include a feed mill and two production complexes with capacity for 3.5 million laying hens near Boling, Texas. The purchase also includes approximately 500,000 laying hens which are contracted to independent growers near Gonzales, Texas and MPC’s 21.8% interest in TEP, which gives us a 72.1% ownership in TEP. The results of the Company’s operation of the assets acquired are included in the Company’s consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the purchase price to the assets acquired, based on their fair values:

Assets acquired:

Inventories	$20,845
Property, plant, and equipment	35,802
Goodwill	7,900
Note Receivable - noncurrent	295
Other intangible assets	100
Total assets acquired	$64,942

The purchase of the commercial egg assets of MPC also includes an earn-out contingency of $4,400. This earn-out is based on earnings of the acquired business exceeding a certain level of EBITDA (earnings before interest, taxes, depreciation, and amortization) over a three year period. Based upon the Company’s preliminary analysis as of the acquisition date, management determined that the probability of a material payout under this earn-out contingency agreement is remote; therefore, no liability has been recorded.

Pro-forma information, which is usually presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of an earlier time, was not available for the current quarter. We are in the process of obtaining and reviewing such information in order to assess the materiality of this information and make a determination for subsequent period presentation.

3. Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended December 1, 2012 and November 26, 2011 was $345 and $217, respectively. Our liabilities associated with Stock Appreciation Rights (“SARs”) as of December 1, 2012 and June 2, 2012 were $1,096 and $866, respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Refer to Note 10 of our June 2, 2012 audited financial statements for further information on our stock compensation plans.

At the Company’s most recent annual meeting on October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock that are available for awards under the 2012 Plan is 500 shares. In the event of any merger, reorganization, consolidation, recapitalization, dividend or distribution (whether in cash, shares or other property, other than a regular cash dividend), stock split, reverse stock split, spin-off or similar transaction or other change in our corporate structure affecting our common stock or the value thereof, appropriate adjustments to the 2012 Plan and awards will be made, including adjustments in the number and class of shares of stock available for awards under the 2012 Plan, the number, class and exercise or grant price of shares subject to awards outstanding under the 2012 Plan, and the limits on the number of awards that any person may receive. Options, SARs, restricted shares and stock units may be granted under the 2012 Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options. Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees).

4.    Inventories

Inventories consisted of the following:

	December 1, 2012	June 2, 2012
Flocks	$79,818	$71,071
Eggs	14,984	9,856
Feed and supplies	48,869	36,231
	$143,671	$117,158

5.    Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at December 1, 2012. These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the condensed consolidated balance sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies

The Company is a defendant in certain legal actions. The Company intends to vigorously defend its position in these legal actions. The ultimate outcome of these legal actions cannot presently be determined. Consequently, no estimate of any possible loss related to these legal actions can reasonably be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote in regards to all matters except the egg antitrust litigation.

Management believes that the likelihood of a material adverse outcome is reasonably possible in the egg antitrust litigation. Since the inception of this litigation, the Company has denied the allegations of the plaintiffs and has been vigorously defending the case. Two of the Company’s co-defendants in the case have settled with the plaintiffs. Neither settlement agreement admits any liability on the part of the Company’s co-defendants. The Company’s decision to defend its position in the egg antitrust litigation was not altered by settlement by two of our co-defendants. The Company will continue to defend the case based on defenses which we believe are meritorious and provable. At the present time it is not possible to estimate the amount of monetary exposure, if any, to the Company as a result of this case.

Accordingly, adjustments, if any, that might result from the resolution of these legal matters have not been reflected in the financial statements. These legal actions are discussed in detail at Part II, Item 1, of this report.

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

	13 Weeks Ended		26 Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net income attributable to Cal-Maine Foods, Inc.	$14,290	$23,260	$23,705	$26,377

Basic weighted-average common shares	23,941	23,871	23,931	23,869

Effect of dilutive securities:
Common stock options	37	79	37	78
Dilutive potential common shares	23,978	23,950	23,968	23,947

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.60	$0.97	$0.99	$1.11
Diluted	$0.60	$0.97	$0.99	$1.10

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

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		26 Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net income attributable to Cal-Maine Foods, Inc.	$14,290	$23,260	$23,705	$26,377
1/3 of net income attributable to Cal-Maine Foods, Inc.	4,764	7,753	7,902	8,792

Accrued dividends payable	4,764	7,753

Weighted average common stock outstanding (shares)	21,541	21,471	21,531	21,469
Weighted average class A common stock outstanding (shares)	2,400	2,400	2,400	2,400
Total weighted average common stock outstanding (shares)	23,941	23,871	23,931	23,869

Dividends per common share*	$0.199	$0.325	$0.330	$0.368

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Notes payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves. We believe that cost approximates fair value for the “Notes payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	December 1, 2012		June 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.8 – 6.8% Notes payable	$58,639	$61,688	$63,039	$66,388
Series A Senior Secured Notes at 5.45%	11,576	11,825	12,629	12,905
Notes payable-Texas Egg Products, LLC *	257	257	552	552
	$70,472	$73,770	$76,220	$79,845

* Cost approximates fair value of Texas Egg Products, LLC notes payable to non-affiliate equity members

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of December 1, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$55,760	$-	$55,760
US government obligations	-	15,347	-	15,347
Corporate bonds	-	19,420	-	19,420
Certificates of deposit	-	8,730	-	8,730
Government agency bonds	-	7,764	-	7,764
Total assets measured at fair value	$-	$107,021	$-	$107,021

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 2, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$104,866	$-	$104,866
US government obligations	-	20,783	-	20,783
Corporate bonds	-	16,244	-	16,244
Certificates of deposit	-	11,514	-	11,514
Government agency bonds	-	10,216	-	10,216
Total assets measured at fair value	$-	$163,623	$-	$163,623

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

9.    Available-for-Sale Securities Classified as Current Assets

	December 1, 2012
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
State municipal bonds	$55,930	$-	$170	$55,760
US government obligations	15,614	-	267	15,347
Corporate bonds	19,209	211	-	19,420
Certificates of deposit	8,668	62	-	8,730
Government agency bonds	7,739	25	-	7,764
Total available-for-sale securities	$107,160	$298	$437	$107,021

	June 2, 2012
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
State municipal bonds	$105,029	$-	$163	$104,866
US government obligations	20,681	102	-	20,783
Corporate bonds	16,405	-	161	16,244
Certificates of deposit	11,591	-	77	11,514
Government agency bonds	10,291	-	75	10,216
Total available-for-sale securities	$163,997	$102	$476	$163,623

Proceeds from the sales of available-for-sale securities were $157,179 and $62,695 during the twenty-six week periods ending December 1, 2012 and November 26, 2011, respectively. Gross realized gains on those sales during the twenty-six week periods ending December 1, 2012 and November 26, 2011 were $1 and $9, respectively. Gross realized losses on those sales during the twenty-six week periods ending December 1, 2012 and November 26, 2011 were $203 and $233, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost. Unrealized holding gains net of tax on available-for-sale securities in the amount of $137 and $296 for the twenty-six week periods ending December 1, 2012 and November 26, 2011, respectively, have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at December 1, 2012, are as follows:

Estimated Fair Value
Within one year	$44,147
After 1-5 years	62,874
After 5-10 years	-
$107,021

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

11.    Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50%, approximately $8,500, of Delta Egg’s long-term debt at December 1, 2012.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

12.    Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six week period ended December 1, 2012:

	Cal-Maine Foods, Inc.
	Common Stock
					Accum. Other
	Amount	Class A Amount	Treasury Amount	Paid In Capital	Comp. Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at June 2, 2012	$351	$24	($20,843)	$33,651	($222)	$466,164	$203	$479,328
Dividends*	-	-	-	-	-	(7,918)	-	(7,918)
Issuance of common stock from treasury	-	-	174	4,826	-	-	-	5,000
Reclass equity portion of TEP in connection with Acquisitions - see Note 2	-	-	-	-	-	229	(229)	-
Unrealized gain on securities, net of tax	-	-	-	-	137	-	-	137
Net income	-	-	-	-	-	23,705	145	23,850
Balance at December 1, 2012	$351	$24	($20,669)	$38,477	($85)	$482,180	$119	$500,397

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2012 as well as those included in other reports that we file from time to time with the Securities and Exchange Commission (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

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

Our operating results are directly tied to egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended December 1, 2012, we produced approximately 76% of the total number of shell eggs we sold with approximately 7% of such total shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 24% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which currently averages about 71% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control, such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the 2013 crop year.  Drought conditions in major crop growing regions of the mid-western United States have significantly reduced yields for the current crop.  This has resulted in higher prices for these commodities.  Market prices for soybean meal remain high because of competition for planted acres for other grain production. The prospective outlook is for feed costs to remain high and volatile in the year ahead.

The purchases of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. as described in Note 2 of the Notes to Condensed Consolidated Financial Statements are referred to below as the “Acquisitions.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales

	13 Weeks Ended		26 Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.4	78.8	84.0	82.2
Gross profit	15.6	21.2	16.0	17.8
Selling, general, and administrative expense	9.4	8.9	10.0	10.0
Operating income	6.2	12.3	6.0	7.8
Other income (expense):
Interest expense, net	(0.2)	(0.3)	(0.3)	(0.4)
Other	0.8	0.4	0.5	0.2
	0.6	0.1	0.2	(0.2)

Income before income taxes	6.8	12.4	6.2	7.6
Income tax expense	2.5	4.4	2.2	2.7
Net income before noncontrolling interest	4.3	8.0	4.0	4.9
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.1	0.0
Net income attributable to Cal-Maine Foods, Inc.	4.3%	8.0%	3.9%	4.9%

NET SALES

Year-to-date, approximately 96% of our net sales consisted of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ending December 1, 2012 were $328.9 million, an increase of $38.5 million, or 13.3%, as compared to net sales of $290.4 million for the thirteen-week period ending November 26, 2011. Total dozen eggs sold and egg selling prices increased in the current fiscal 2013 quarter as compared to the same fiscal 2012 quarter. Dozens sold for the second quarter of fiscal year 2013 were 238.1 million dozen, an increase of 20.0 million dozen, or 9.2%, as compared to 218.1 million dozen sold for the second quarter of fiscal 2012. Our net average selling price per dozen for the fiscal 2013 second quarter was $1.323, compared to $1.272 for the second quarter of fiscal 2012, an increase of 4.0%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded egg sales, breaking stock, and undergrades.

For the thirteen weeks ended December 1, 2012, egg product sales were $9.7 million, an increase of $441,000, or 4.7%, as compared to $9.3 million for the same thirteen-week period last year. Pounds sold for the second quarter of fiscal year 2013 were 13.4 million pounds, a decrease of 500,000 pounds, or 3.6%, as compared to 13.9 million pounds for the second quarter of fiscal year 2012. For the thirteen-week period ended December 1, 2012, the market price for unpasteurized liquid whole egg, unpasteurized liquid egg whites, and unpasteurized liquid egg yolk were up 28%, 8.5%, and 59.8%, respectively, compared to the same thirteen-week period last year.

On a comparable basis, excluding the Acquisitions, net sales for the thirteen-week period ended December 1, 2012 were $309.3 million, an increase of $18.9 million, or 6.5%, as compared to net sales of $290.4 million for the thirteen-week period ended November 26, 2011. Dozens sold for the current thirteen-week period, excluding the Acquisitions, were 222.5 million, compared to 218.1 million for the same thirteen-week period in fiscal 2012, an increase of 4.4 million, or 2.0%.

Net sales for the twenty-six week period ended December 1, 2012 were $601.8 million, an increase of $67.6 million, or 12.7%, compared to net sales of $534.2 million for the fiscal 2012 twenty-six week period. Dozens sold for the current twenty-six week period were 448.1 million, compared to 426.2 million for the same twenty-six week period in fiscal 2012, an increase of 21.9 million dozen, or 5.1%. For the current fiscal 2013 twenty-six week period, our net average selling price per dozen was $1.283, compared to $1.196 per dozen for the same period last year, an increase of $0.087 per dozen, or 7.3%.

For the twenty-six week period ended December 1, 2012, egg product sales were $17.8 million, an increase of $485,000, or 2.9%, as compared to $17.3 million for the same twenty-six week period last year. Pounds sold for the twenty-six week period ended December 1, 2012 were 26.5 million pounds, a decrease of 1.4 million pounds, or 5.0%, as compared to 27.9 million pounds for the twenty-six week period ended November 26, 2011. For the twenty-six weeks ended December 1, 2012, the market prices for unpasteurized liquid whole egg, unpasteurized liquid egg whites, and unpasteurized liquid egg yolk were up 15.5%, 5.1%, and 37.1%, respectively, compared to the same twenty-six week period last year.

On a comparable basis, excluding the Acquisitions, net sales for the twenty-six week period ended December 1, 2012 were $579.8 million, an increase of $45.6 million, or 8.5%, as compared to net sales of $534.2 million for the twenty-six week period ended November 26, 2011. Dozens sold for the current twenty-six week period, excluding the Acquisitions, were 430.4 million, compared to 426.2 million for the same twenty-six week period in fiscal 2012, an increase of 4.2 million, or 1.0%.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Total net sales	$328,870	$290,369	$601,798	$534,211

Non-specialty shell egg sales	$242,335	$214,127	$440,834	$391,466
Specialty shell egg sales	72,514	63,235	134,002	118,342
Other	1,146	1,145	2,304	2,333
Net shell egg sales	$315,995	$278,507	$577,140	$512,141

Net shell egg sales as a percent of total net sales	96%	96%	96%	96%

Non-specialty shell egg dozens sold	199,130	182,542	375,402	357,980
Specialty shell egg dozens sold	38,934	35,590	72,723	68,248
Total dozens sold	238,064	218,132	448,125	426,228

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. For the thirteen-week period ended December 1, 2012, non-specialty shell eggs represented approximately 76.7% of our shell egg dollar sales as compared to 76.9% for the thirteen-week period ended November 26, 2011. For the thirteen-week period ended December 1, 2012, non-specialty shell eggs accounted for approximately 83.6% of the total shell egg dozen volume as compared to 83.7% for the thirteen-week period ended November 26, 2011.

For the twenty-six week period ended December 1, 2012, non-specialty shell eggs represented approximately 76.4% of our shell egg dollar sales as compared to 76.4% for the twenty-six week period ended November 26, 2011. For the twenty-six week period ended December 1, 2012, non-specialty shell eggs accounted for approximately 83.8% of the total shell egg dozen volumes as compared to 84.0% for the twenty-six week period ended November 26, 2011.

We continue to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free, and organic eggs. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended December 1, 2012, specialty shell eggs represented approximately 22.9% of our shell egg dollar sales as compared to 22.7% for the thirteen-week period ended November 26, 2011. For the thirteen-week period ended December 1, 2012, specialty shell eggs accounted for approximately 16.4% of the total shell egg dozen volume as compared to 16.3% for the thirteen-week period ended November 26, 2011.

For the twenty-six week period ended December 1, 2012, specialty shell eggs represented approximately 23.2% of our shell egg dollar sales, as compared to 23.1% for the twenty-six week period ended November 26, 2011. For the twenty-six week period ended December 1, 2012, specialty shell eggs accounted for approximately 16.2% of the total shell egg dozen volumes, as compared to 16.0% for the twenty-six week period ended November 26, 2011.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or baby chicks, which are included with our shell egg operations. For the thirteen-week periods ended December 1, 2012 and November 26, 2011, shell egg sales classified as “Other” represented approximately 0.4% of shell egg dollar sales.

COST OF SALES

Cost of sales consists of costs directly related to production, processing and packing shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products, and other non-egg costs. Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.

The following table presents the key variables affecting our cost of sales.

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Cost of Sales:
Farm production	$144,841	$122,798	$263,090	$242,903
Processing and packaging	34,173	30,202	64,105	58,410
Outside egg purchases and other	89,970	67,360	162,623	122,050
Total shell eggs	268,984	220,360	489,818	423,363
Egg products	8,440	8,326	15,178	15,200
Other	148	191	789	370
Total	$277,572	$228,877	$505,785	$438,933

Farm production cost (cost per dozen produced)
Feed	$0.57	$0.47	$0.55	$0.47
Other	0.24	0.24	0.24	0.24
Total	$0.81	$0.70	$0.79	$0.71

Outside egg purchases (average cost per dozen)	$1.32	$1.25	$1.29	$1.18

Dozen Produced	179,849	166,233	337,751	325,677
Dozen Sold	238,064	218,132	448,125	426,228

Cost of sales for the second quarter of fiscal 2013 was $277.6 million, an increase of $48.7 million, or 21.3%, as compared to cost of sales of $228.9 million for the second quarter of fiscal 2012. The primary reasons for this increase are increases in feed costs, increases in the cost of egg purchases from outside egg producers, and the Acquisitions. Feed cost per dozen for the fiscal 2013 second quarter was $ 0.574, compared to $0.465 per dozen for the comparable fiscal 2012 second quarter, an increase of 23.4%. Egg purchases from outside egg producers were higher due to higher average Urner Barry quoted prices for eggs during the quarter. The increase in feed costs and costs for outside egg purchases exceeded the increased average customer selling price, which resulted in a decrease of gross profit from 21.2% of net sales for the quarter ended November 26, 2011 to 15.6% of net sales for the current quarter ended December 1, 2012.

On a comparable bases, excluding the Acquisitions, cost of sales for the current thirteen-week period were $260.3 million, an increase of $31.4 million, or 13.7%, as compared to cost of sales of $228.9 million for the same thirteen-week period in fiscal year 2012.

For the twenty-six week period ended December 1, 2012, total cost of sales was $505.8 million, an increase of $66.9 million, or 15.2%, as compared to cost of sales of $438.9 million for the twenty-six week period ended November 26, 2011. This increase is due primarily to higher costs of feed ingredients and costs of shell eggs purchased from outside producers. Feed cost for the current twenty-six week period was $0.547 per dozen, compared to $0.474 per dozen for the twenty-six week period ended November 26, 2011, an increase of 15.4%. Our gross profit decreased from 17.8% of net sales for the twenty-six week period ended November 26, 2011 to 16.0% of net sales for the twenty-six week period ended December 1, 2012.

On a comparable basis, excluding the Acquisitions, cost of sales for the twenty-six week period ended December 1, 2012 was $486.6 million, an increase of $47.7 million, or 10.9%, as compared to cost of sales of $438.9 million for the twenty-six week period ended November 26, 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general, and administrative expenses.

	13 Weeks Ended
	Actual	Less: Acquisitions	Net
(Amounts in thousands)	December 1, 2012	December 1, 2012	December 1, 2012	November 26, 2011	Change
Stock compensation expense	$181	$0	$181	$384	$(203)
Specialty egg expense	9,394	119	9,275	8,652	623
Payroll and overhead	5,876	441	5,435	4,560	875
Other expenses	6,191	592	5,599	3,963	1,636
Delivery expense	9,290	461	8,829	8,260	569
Total	$30,932	$1,613	$29,319	$25,819	$3,500

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended December 1, 2012 was $30.9 million, an increase of $5.1 million, or 19.8%, as compared to $25.8 million for the thirteen-week period ended November 26, 2011. Excluding the Acquisitions, selling, general, and administrative expense for the second quarter of fiscal 2013 was $29.3 million, an increase of $3.5 million, or 13.6%, as compared to $25.8 million for the same quarter in fiscal 2012. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation arrangements classified as equity awards have been fully amortized. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead increased as compared to the same period of the prior year due to a small increase in headcount as well as increases in accruals for overhead. As a percentage of net sales, payroll and overhead for the current thirteen-week period is 1.8% as compared to 1.6% for the same thirteen-week period of the prior year. Other expenses, which include expenses for repairs, professional fees, and insurance, had a net increase from the same period of the prior year due to increased professional fees related to ongoing litigation, insurance, and bad debt expense.  Delivery expense increased due to increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general, and administrative expense increased from 8.9% for the thirteen-week period ended November 26, 2011 to 9.4% for the thirteen-week period ended December 1, 2012.

	26 Weeks Ended
	Actual	Less: Acquisitions	Net
(Amounts in thousands)	December 1, 2012	December 1, 2012	December 1, 2012	November 26, 2011	Change
Stock compensation expense	$345	$0	$345	$217	$128
Specialty egg expense	17,667	125	17,542	16,788	754
Payroll and overhead	11,826	497	11,329	10,775	554
Other expenses	12,054	638	11,416	9,101	2,315
Delivery expense	18,158	496	17,662	16,767	895
Total	$60,050	$1,756	$58,294	$53,648	$4,646

For the twenty-six weeks ended December 1, 2012, selling, general, and administrative expense was $60.1 million, an increase of $6.5 million, or 12.1%, as compared to $53.6 million for the same period in fiscal 2012. Excluding the Acquisitions, selling, general, and administrative expense for the twenty-six weeks ended December 1 2012 was $58.3 million, an increase of $4.6 million, or 8.6%, as compared to the twenty-six week period ended November 26, 2011. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation arrangements classified as equity awards have been fully amortized. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold this year as compared to last fiscal year and additional promotional expenses.  Payroll and overhead increased marginally for reasons similar to those mentioned in the aforementioned paragraph. As a percentage of net sales, payroll and overhead remained constant at 2.0% for both the current twenty-six week period and the same twenty-six week period of the prior year. Other expenses, which include expenses for repairs, professional fees, and insurance, had a net increase from the same period of the prior year due to increased professional fees related to ongoing litigation and bad debt expense.  Delivery expense increased due to increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general, and administrative expense was 10.0% for the twenty-six week periods ended November 26, 2011 and December 1, 2012.

OPERATING INCOME

As a result of the above, operating income was $20.4 million for the second quarter of fiscal 2013 as compared to $35.7 million for the fiscal 2012 second quarter. Operating income as a percent of net sales was 6.2% for the second quarter of fiscal 2013, compared to 12.3% for the second quarter of fiscal 2012.

For the twenty-six weeks ended December 1, 2012, operating income was $36.0 million, compared to operating income of $41.6 million for the comparable period in fiscal 2012. As a percent of net sales, operating income for the current fiscal 2013 period was 6.0% as compared to 7.8% for the same period in fiscal 2012.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments. Other income for the thirteen-week period ended December 1, 2012 was $2.0 million, an increase of $1.6 million as compared to other income of $335,000 for the thirteen-week period ended November 26, 2011. During the second quarter of fiscal year 2013, we received additional patronage dividends of $2.7 million from Eggland’s BestTM (“EB”), a marketing cooperative. For the second quarter of fiscal 2013, net interest expense decreased $234,000 as compared to the prior–year period. For the second quarter of fiscal 2013, other income increased due to increased royalty income related to mineral interests. For the second quarter of fiscal 2013, we recorded royalty income of $1.1 million related to mineral interests owned in Texas. In connection with our ongoing construction activities, for the thirteen-weeks ended December 1, 2012, we capitalized $96,000 of interest expense. As a percent of net sales, other income was 0.6% for the thirteen-weeks ended December 1, 2012, compared to other expense of 0.1% for the comparable period last year.

For the twenty-six weeks ended December 1, 2012, other income was $1.1 million, compared to other expense of $889,000 for the twenty-six week period ended November 26, 2011. Similar to the current thirteen-week period, our net interest expense decreased, we received additional patronage dividends from EB, and we had increased royalty income related to mineral interest owned in Texas. As a percent of net sales, other income was 0.2% for the twenty-six weeks ended December 1, 2012, compared to other expense of 0.2% for the comparable period last year.

INCOME TAXES

As a result of the above, our pre-tax income was $22.4 million for the thirteen-week period ended December 1, 2012, compared to pre-tax income of $36.0 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $8.1 million was recorded with an effective tax rate of 36.0% as compared to an income tax expense of $12.8 million with an effective rate of 35.5% for last year’s comparable thirteen-week period.

For the twenty-six week period ended December 1, 2012, pre-tax income was $37.1 million, compared to pre-tax income of $40.7 million for the comparable period in fiscal 2012. For the current fiscal 2013 twenty-six week period, income tax expense of $13.2 million was recorded with an effective tax rate of 35.7% as compared to an income tax expense of $14.5 million with an effective rate of 35.5% for last year’s comparable period.

Our effective rate differs from the federal statutory income tax rate of 35.0% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for the thirteen-week period ended December 1, 2012 was $40,000 as compared to a loss of $28,000 for the same thirteen-week period of fiscal 2012.

Net income attributable to noncontrolling interest for the twenty-six week period ended December 1, 2012 was $145,000 as compared to a loss of $91,000 for the same twenty-six week period of fiscal 2012.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended December 1, 2012 was $14.3 million, or $0.60 per basic and diluted share, compared to net income of $23.3 million, or $0.97 per basic and diluted share for the same period last year.

For the twenty-six week period ended December 1, 2012, net income was $23.7 million or $0.99 per basic and diluted share, compared to net income of $26.4 million, or $1.11 per basic and $1.10 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at December 1, 2012 was $267.6 million, compared to $301.5 million at June 2, 2012. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 2.90 at December 1, 2012 as compared with 3.14 at June 2, 2012. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at December 1, 2012, including current maturities, amounted to $70.5 million as compared to $76.2 million at June 2, 2012. Refer to Note 8 of our June 2, 2012 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended December 1, 2012, $8.8 million in net cash was provided by operating activities. This compares to net cash provided by operating activities of $41.2 million for the twenty-six weeks ended November 26, 2011. For the twenty-six weeks ended December 1, 2012, approximately $157.2 million was provided from the sale of short-term investments, $100.7 million was used for the purchase of short-term investments, and net $4.8 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $62,000 was provided from disposal of property, plant, and equipment and $14.9 million was used for purchases of property, plant and equipment. We used $74.9 million for the Acquisitions. Approximately $15.6 million was used for payment of dividends on common stock and $5.7 million was used for principal payments on long-term debt. The net result of these activities was a decrease in cash of approximately $41.1 million since June 2, 2012.

For the twenty-six weeks ended November 26, 2011, approximately $62.7 million was provided from the sale of short-term investments, $53.0 million was used for the purchase of short-term investments and notes receivable, and investments in nonconsolidated subsidiaries provided net $4.2 million. Approximately $9,000 was provided from disposal of property, plant, and equipment and $12.5 million was used for purchases of property, plant, and equipment.  Approximately $3.5 million was used for payment of dividends on common stock and $6.5 million was used for principal payments on long-term debt.  Approximately $36,000 was received from the issuance of common stock from treasury after the exercise of 6,000 stock options having a strike price of $5.93 per share.  We also had a tax benefit of $167,000 from a nonqualifying disposition of incentive stock options.    The net result of these activities was an increase in cash of approximately $32.9 million since May 28, 2011.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At December 1, 2012, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). At December 1, 2012, the Company is a guarantor of 50% of approximately $8.5 million of Delta Egg’s long-term debt. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. Payment under the guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2012 and Note 10 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended December 1, 2012 that we expect will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of December 1, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended December 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 2, 2012, under Part I, Item 3: Legal Proceedings, and Part IV, Notes to Consolidated Condensed Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated. In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class. In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

 There are now seven non-class suits pending. Six of the non-class suits are pending in the United States District Court for the Eastern District of Pennsylvania. The other non-class suit is pending in District Court of Wyandotte County, Kansas. The plaintiffs in two other non-class suits originally filed in the Eastern District of Pennsylvania voluntarily dismissed their suits without prejudice.

  The Direct Purchaser Putative Class Action. The direct purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss direct purchaser class plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  The direct purchasers are in the process of filing an amended complaint, and the Company expects to file a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. The court has granted final approval to two settlements. In one settlement, the settling party will not pay any money to the putative class. Instead, the settling defendant, while denying all liability and while remaining a defendant in certain non-class cases, will provide cooperation in the form of documents and witness interviews to the direct class plaintiffs’ attorneys. In the other settlement, the settling defendant will pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its agreement with the direct purchaser class plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation. Discovery is ongoing in this case.

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss claims arising outside the limitations period applicable to each cause of action. The court granted in part and denied in part the motion to dismiss claims arising under certain state antitrust and consumer fraud statutes and common-law claims for unjust enrichment. The court denied without prejudice the motion to dismiss a claim for a supposedly separate conspiracy in the egg products sector. The indirect purchasers filed another amended complaint, and the defendants filed a renewed motion to dismiss all claims barred by the applicable statute of limitations. That motion remains pending. Discovery is ongoing in this case.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in the non-class cases pending in the Eastern District of Pennsylvania filed amended complaints on February 10, 2012. All defendants filed a motion to dismiss all claims barred by the statute of limitations. That motion remains pending. Discovery is ongoing in this case.

 On January 27, 2012, the Company filed its answer and affirmative defenses in the non-class case pending in Kansas state court styled as Associated Wholesale Grocers, Inc., et al., v. United Egg Producers, et al., No. 10-CV-2171, and the Company joined other defendants in the Kansas case in moving to dismiss all claims for damages arising outside the three-year statute of limitations period and all claims for damages arising from purchases of eggs and egg products outside the state of Kansas. The court took under advisement the limitations motion, pending a ruling in another case that will determine whether the limitations period in the Kansas case will be three or five years. The court reserved judgment on the motion to dismiss claims for damages arising from purchases of eggs and egg products outside the state of Kansas until discovery reveals which sales occurred within Kansas. In reserving judgment, the court stated that only sales within Kansas would be relevant to any calculation of alleged damages. Discovery is ongoing in this case.

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

 Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Both groups of named plaintiffs in the putative class actions allege a class period starting on January 1, 2000 and running “through the present.” The direct purchaser putative class action case alleges two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products. The direct purchaser putative class action case seeks relief under the Sherman Act. The indirect purchaser putative class action case seeks injunctive relief under the Sherman Act and damages under the statutes and common-law of various states and the District of Columbia.

 Seven non-class cases remain pending. In five of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act. In one of the remaining non-class cases, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act). In the other remaining non-class case, the plaintiffs seek damages and injunctive relief under the Kansas Restraint of Trade Act.

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

Florida Civil Investigative Demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation and has entered into a tolling agreement with the State of Florida to extend any applicable statute of limitations for one year. No allegations of wrongdoing have been made against the Company in this matter.

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) recently provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility. The EPA and MDEQ have proposed a tolling agreement for the period commencing December 15, 2012 and ending April 30, 2013, which would not be included in computing the running of any statute of limitations potentially applicable to any action brought by the United States and/or Mississippi, to facilitate settlement negotiations regarding the alleged violations. The Company has cooperated with the EPA and MDEQ in their investigation and is investigating the allegations of non-compliance and preparing a response.

Miscellaneous

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2012.

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996)
3.1(a)	Amendment to Article 4 of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) in the Company’s Form 10-K for fiscal year ended May 29, 2004, filed August 18, 2004)
3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K, filed August 17, 2007)
3.2(a)	Amendment of Bylaws of the Company, approved by the Board of Directors July 27, 2012 (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 30, 2012)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated December 31, 2012 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 31, 2012)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith as an Exhibit.

** Furnished herewith as an Exhibit.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: January 8, 2013	/s/	Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: January 8, 2013	/s/	Charles F. Collins
Charles F. Collins
Vice President, Controller
(Principal Accounting Officer)

