Form 10-Q
period 2013-03-02
CAL MAINE FOODS INC
filed 2013-04-05
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 2, 2013

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑

Non – Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer’s classes of common stock (exclusive of treasury shares), as of March 22, 2013.

Common Stock, $0.01 par value	21,698,399 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 2, 2013	June 2, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,391	$97,128
Investment securities available-for-sale	149,774	163,623
Trade receivables (less allowance for doubtful accounts of $529 at March 2, 2013 and $589 at June 2, 2012) and other receivables	85,100	62,768
Inventories	146,898	117,158
Prepaid expenses and other current assets	1,360	1,525
Total current assets	420,523	442,202

Property, plant and equipment, net	269,395	222,615
Goodwill	30,017	22,117
Other investments	19,765	22,330
Other intangible assets	7,683	8,028
Other assets	6,745	6,441
Notes receivable – noncurrent	562	2,583
TOTAL ASSETS	$754,690	$726,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,268	$91,305
Accrued dividends payable	10,184	12,419
Current maturities of long-term debt	10,868	11,458
Deferred income taxes	29,201	25,474
Total current liabilities	131,521	140,656

Long-term debt, less current maturities	56,878	64,762
Other noncurrent liabilities	3,529	3,165
Deferred income taxes	41,437	38,405
Total liabilities	233,365	246,988

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,698 shares outstanding at
March 2, 2013 and 21,521 shares outstanding at June 2, 2012	351	351
Class A common stock, $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at March 2, 2013 and June 2, 2012	24	24
Paid-in capital	38,871	33,651
Retained earnings	502,525	466,164
Accumulated other comprehensive income (loss), net of tax	11	(222)
Common stock in treasury at cost – 13,432 shares at March 2, 2013
and 13,609 shares at June 2, 2012	(20,572)	(20,843)
Total Cal-Maine Foods, Inc. stockholders’ equity	521,210	479,125
Noncontrolling interests in consolidated entities	115	203
Total stockholders’ equity	521,325	479,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$754,690	$726,316

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net sales	$360,373	$303,660	$962,171	$837,871
Cost of sales	293,326	238,511	799,111	677,444
Gross profit	67,047	65,149	163,060	160,427
Selling, general, and administrative expense	36,136	30,210	96,186	83,858
Operating income	30,911	34,939	66,874	76,569
Other income (expense):
Interest expense, net	(963)	(1,151)	(2,849)	(3,369)
Patronage dividends	11,504	6,548	14,267	6,548
Equity in income of affiliates	2,037	645	2,880	1,529
Other	2,393	(406)	1,808	39
	14,971	5,636	16,106	4,747

Income before income taxes and noncontrolling interest	45,882	40,575	82,980	81,316
Income tax expense	15,335	14,291	28,583	28,746
Net income including noncontrolling interest	30,547	26,284	54,397	52,570
Less: net income (loss) attributable to noncontrolling interest	(4)	182	141	91
Net income attributable to Cal-Maine Foods, Inc.	$30,551	$26,102	$54,256	$52,479

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.27	$1.09	$2.26	$2.20
Diluted	$1.27	$1.09	$2.26	$2.19
Dividends per common share	$0.423	$0.364	$0.753	$0.733
Weighted average shares outstanding:
Basic	24,035	23,874	23,966	23,871
Diluted	24,104	23,949	24,013	23,948

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income, including noncontrolling interests	$30,547	$26,284	$54,397	$52,570

Other comprehensive income, before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	157	(1,545)	381	(1,065)

Other comprehensive income (loss), before tax	157	(1,545)	381	(1,065)

Income tax expense (benefit) related to items of other comprehensive income	61	(602)	148	(418)

Other comprehensive income (loss), net of tax	96	(943)	233	(647)

Comprehensive income	30,643	25,341	54,630	51,923

Less: comprehensive income (loss) attributable to the noncontrolling interest	(4)	182	141	91

Comprehensive income attributable to Cal-Maine Foods, Inc.	$30,647	$25,159	$54,489	$51,832

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	March 2, 2013	February 25, 2012
Operating activities:
Net income including noncontrolling interest	$54,397	$52,570
Depreciation and amortization	24,718	22,805
Other adjustments, net	(36,515)	9,504
Net cash provided by operations	42,600	84,879

Investing activities:
Purchase of investments	(163,307)	(116,433)
Sales of investments	177,396	88,956
Purchases of property, plant and equipment	(19,121)	(19,060)
Payments received on notes receivable and from affiliates	6,285	4,840
Acquisitions of businesses, net of cash	(74,907)	-
Increase in notes receivable and investments in affiliates	(294)	-
Net proceeds from disposal of property, plant and equipment	62	42
Net cash provided by (used in) investing activities	(73,886)	(41,655)

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	380	296
Principal payments on long-term debt	(8,474)	(9,215)
Payments of dividends	(20,357)	(11,245)
Net cash used in financing activities	(28,451)	(20,164)

Net change in cash and cash equivalents	(59,737)	23,060

Cash and cash equivalents at beginning of period	97,128	57,679
Cash and cash equivalents at end of period	$37,391	$80,739

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

March 2, 2013

(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen and thirty-nine weeks ended March 2, 2013 are not necessarily indicative of the results that may be expected for the year ending June 1, 2013.

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

3. Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended March 2, 2013 and February 25, 2012 was $712 and $622, respectively. Our liabilities associated with Stock Appreciation Rights (“SARs”) as of March 2, 2012 and June 2, 2012 were $898 and $866 respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Refer to Note 10 of our June 2, 2012 audited financial statements for further information on our stock compensation plans.

At the Company’s most recent annual meeting on October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock that are available for awards under the 2012 Plan is 500 shares and they will come from treasury. In the event of any merger, reorganization, consolidation, recapitalization, dividend or distribution (whether in cash, shares or other property, other than a regular cash dividend), stock split, reverse stock split, spin-off or similar transaction or other change in our corporate structure affecting our common stock or the value thereof, appropriate adjustments to the 2012 Plan and awards will be made, including adjustments in the number and class of shares of stock available for awards under the 2012 Plan, the number, class and exercise or grant price of shares subject to awards outstanding under the 2012 Plan, and the limits on the number of awards that any person may receive. Options, SARs, restricted shares and stock units may be granted under the 2012 Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options. Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees).

On January 15, 2013, the Company granted 63 shares of restricted stock from Treasury under the 2012 Plan. The restricted shares vest three years from the grant date and contain no other service or performance conditions. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends. Compensation expense is a fixed amount based on the grant date closing price and is recognized ratably over the vesting period. For the thirteen and thirty-nine weeks ended March 2, 2013 compensation expense related to the 2012 Plan was $111, which is a component of total stock based compensation expense. Our unrecognized compensation expense as a result of non-vested shares at March 2, 2013 was $2,218. The unrecognized compensation expense will be recorded over a period of 2.9 years. The table below provides a summary of the stock based compensation activity for the thirty-nine week period ended March 2, 2013:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted shares at June 2, 2012	-	$-
Granted	63	41.08
Vested	-	-
Forfeited	-	-
Non-vested restricted shares at March 2, 2013	63	$41.08

4. Inventories

Inventories consisted of the following:

	March 2, 2013	June 2, 2012
Flocks	$79,924	$71,071
Eggs	13,840	9,856
Feed and supplies	53,134	36,231
	$146,898	$117,158

5. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,086 at March 2, 2013. These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the condensed consolidated balance sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		39 Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income attributable to Cal-Maine Foods, Inc.	$30,551	$26,102	$54,256	$52,479

Basic weighted-average common shares	24,035	23,874	23,966	23,871

Effect of dilutive securities:
Restricted Shares	32	-	10	-
Common stock options	37	75	37	77
Dilutive potential common shares	24,104	23,949	24,013	23,948

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.27	$1.09	$2.26	$2.20
Diluted	$1.27	$1.09	$2.26	$2.19

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

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		39 Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income attributable to Cal-Maine Foods, Inc.	$30,551	$26,102	$54,256	$52,479
1/3 of net income attributable to Cal-Maine Foods, Inc.	10,184	8,701	18,085	17,493

Accrued dividends payable	10,184	8,701

Common stock outstanding (shares)	21,698	21,474

Class A common stock outstanding (shares)	2,400	2,400

Total common stock outstanding (shares)	24,098	23,874

Dividends per common share*	$0.423	$0.364	$0.753	$0.733

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

	March 2, 2013		June 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.0 – 6.8% Notes payable	$56,439	$58,845	$63,039	$66,388
Series A Senior Secured Notes at 5.45%	11,050	11,107	12,629	12,905
Notes payable-Texas Egg Products, LLC *	257	257	552	552
	$67,746	$70,209	$76,220	$79,845

* Cost approximates fair value of Texas Egg Products, LLC notes payable to non-affiliate equity members

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of March 2, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$60,891	$-	$60,891
US government obligations	-	13,832	-	13,832
Corporate bonds	-	56,601	-	56,601
Certificates of deposit	-	9,724	-	9,724
Government agency bonds	-	8,726	-	8,726
Total assets measured at fair value	$-	$149,774	$-	$149,774

Assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 2, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$104,866	$-	$104,866
US government obligations	-	20,783	-	20,783
Corporate bonds	-	16,244	-	16,244
Certificates of deposit	-	11,514	-	11,514
Government agency bonds	-	10,216	-	10,216
Total assets measured at fair value	$-	$163,623	$-	$163,623

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.

The Company also applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are not subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally. Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets. The fair value of our earn-out contingency takes into account commodity prices based on published forward commodity price curves and projected future egg prices as of the date of the estimate. Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.

9. Available-for-Sale Securities Classified as Current Assets

	March 2, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$61,020	$-	$129	$60,891
US government obligations	13,816	16	-	13,832
Corporate bonds	56,339	262	-	56,601
Certificates of deposit	9,670	54	-	9,724
Government agency bonds	8,911	-	185	8,726
Total available-for-sale securities	$149,756	$332	$314	$149,774

	June 2, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$105,029	$-	$163	$104,866
US government obligations	20,681	102	-	20,783
Corporate bonds	16,405	-	161	16,244
Certificates of deposit	11,591	-	77	11,514
Government agency bonds	10,291	-	75	10,216
Total available-for-sale securities	$163,997	$102	$476	$163,623

Proceeds from the sales of available-for-sale securities were $177,396 and $88,956 during the thirty-nine week periods ending March 2, 2013 and February 25, 2012, respectively. Gross realized gains on those sales during the thirty-nine week periods ending March 2, 2013 and February 25, 2012 were $0 and $9, respectively. Gross realized losses on those sales during the thirty-nine week periods ending March 2, 2013 and February 25, 2012 were $31 and $315, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Unrealized holding gains net of tax on available-for-sale securities were $233 for the thirty-nine week period ending March 2, 2013. Unrealized losses net of tax on available-for-sale securities were $647 for the thirty-nine week period ending February 25, 2012. These have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at March 2, 2013, are as follows:

Estimated Fair Value
Within one year	$67,473
After 1-5 years	82,301
After 5-10 years	-
$149,774

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for us on August, 31, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

11. Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of approximately $8,000 of Delta Egg’s long-term debt at March 2, 2013.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner also guarantees 50% of the debt.  Payment under the guarantee would be required if Delta Egg is not able to pay the debt.  Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

12. Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine week period ended March 2, 2013:

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other Comp.	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Income/(Loss)	Earnings	Interests	Total
Balance at June 2, 2012	$351	$24	$(20,843)	$33,651	$(222)	$466,164	$203	$479,328
Dividends*	-	-	-	-	-	(18,124)	-	(18,124)
Issuance of common stock from treasury	-	-	174	4,826	-	-	-	5,000
Issuance of restricted stock from treasury	-	-	97	(97)	-	-	-	-
Restricted stock compensation expense	-	-	-	111	-	-	-	111
Tax benefit on non-qualifying disposition of incentive stock	-	-	-	380	-	-	-	380
Reclass equity portion of TEP in connection with Acquisitions - see Note 2	-	-	-	-	-	229	(229)	-
Unrealized gain on securities, net of tax	-	-	-	-	233	-	-	233
Net income	-	-	-	-	-	54,256	141	54,397
Balance at March 2, 2013	$351	$24	$(20,572)	$38,871	$11	$502,525	$115	$521,325

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2012, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Our operating results are directly tied to egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance.  As a result, our financial results from quarter to quarter and year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended March 2, 2013, we produced approximately 72% of the total number of shell eggs we sold with approximately 7% of such total shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 28% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which currently averages about 70% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control, such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the United States and foreign governments.  The supply/demand balance for corn and soybeans is very tight and should remain so through at least the summer of 2013.  Drought conditions in major crop growing regions of the mid-western United States significantly reduced yields for last years’ crop.  This has resulted in higher prices for these commodities.  If normal weather patterns return and the crops planted this spring achieve normal yields, stocks should be replenished in the fall, reducing pressure on prices. Market prices for soybean meal remain high because of competition for planted acres from other grain production.

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

	Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	78.5	83.1	80.9
Gross profit	18.6	21.5	16.9	19.1
Selling, general, and administrative expense	10.0	9.9	10.0	10.0
Operating income	8.6	11.6	6.9	9.1
Other income (expense):
Interest expense, net	(0.3)	(0.4)	(0.3)	(0.4)
Other	4.4	2.2	2.0	1.0
	4.1	1.8	1.7	0.6

Income before income taxes	12.7	13.4	8.6	9.7
Income tax expense	4.3	4.7	3.0	3.4
Net income before noncontrolling interest	8.4	8.7	5.6	6.3
Less: Net income attributable to noncontrolling interest	(0.1)	0.1	0.0	0.0
Net income attributable to Cal-Maine Foods, Inc.	8.5%	8.6%	5.6%	6.3%

NET SALES

Year-to-date, approximately 96% of our net sales consist of shell egg sales and approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ended March 2, 2013 were $360.4 million, an increase of $56.7 million, or 18.7%, as compared to net sales of $303.7 million for the thirteen-week period ended February 25, 2012. Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period as compared with the same period in fiscal 2012. Dozens sold for the third quarter of fiscal year 2013 were 257.1 million, an increase of 27.9 million, or 12.2%, as compared to 229.2 million for the third quarter of fiscal 2012. Our net average selling price per dozen of shell eggs for the thirteen-week period ended March 2, 2013 was $1.351, compared to $1.275 for the thirteen-week period ended February 25, 2012, an increase of 6.0%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

For the thirteen weeks ended March 2, 2013, egg product sales were $8.1 million, an increase of $481,000, or 6.3%, as compared to $7.6 million for the same thirteen-week period last year. Pounds sold for the third quarter of fiscal year 2013 were 13.1 million pounds, a decrease of 100,000 pounds, or 0.8%, as compared to 13.0 million pounds for the third quarter of fiscal year 2012. The slight decrease in sales volume for the thirteen-week period ended March 2, 2013 was offset by higher market prices for unpasteurized liquid whole eggs and unpasteurized liquid egg yolks.

On a comparable basis, excluding the Acquisitions, net sales for the thirteen-week period ended March 2, 2013 were $318.1 million, an increase of $14.4 million, or 4.7%, as compared to net sales of $303.7 million for the thirteen-week period ended February 25, 2012. Dozens sold for the current thirteen-week period, excluding the Acquisitions, were 223.5 million, compared to 229.2 million for the same thirteen-week period in fiscal 2012, a decrease of 5.7 million, or 2.5%.

Net sales for the thirty-nine week period ended March 2, 2013 were $962.2 million, an increase of $124.3 million, or 14.8%, as compared to net sales of $837.9 million for the fiscal 2012 thirty-nine week period. Dozens sold for the current thirty-nine week period were 705.2 million, compared to 655.5 million for the same thirty-nine week period in fiscal 2012, an increase of 49.7 million, or 7.6%. For the current fiscal 2013 thirty-nine week period, our net average selling price per dozen of shell eggs was $1.308, compared to $1.224 per dozen for the same period in fiscal 2012, an increase of $0.084 per dozen, or 6.9%.

For the thirty-nine week period ended March 2, 2013, egg product sales were $25.9 million, an increase of $1.0 million, or 4.0%, as compared to $24.9 million for the same thirty-nine week period last year. Pounds sold for the thirty-nine week period ended March 2, 2013 were 39.7 million pounds, a decrease of 1.2 million pounds, or 2.9%, as compared to 40.9 million pounds for the thirty-nine week period ended February 25, 2012. The slight decrease in sales volume for the thirty-nine week period ended March 2, 2013 was offset by higher market prices for unpasteurized liquid whole eggs and unpasteurized liquid egg yolks.

On a comparable basis, excluding the Acquisitions, net sales for the thirty-nine week period ended March 2, 2013 were $897.9 million, an increase of $60.0 million, or 7.2%, as compared to net sales of $837.9 million for the thirty-nine week period ended February 25, 2012. Dozens sold for the current thirty-nine week period, excluding the Acquisitions, were 653.8 million, compared to 655.5 million for the same thirty-nine week period in fiscal 2012, a decrease of 1.7 million, or 0.3%.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 Weeks Ended		39 Weeks Ended
(Amounts in thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Total net sales	$360,373	$303,660	$962,171	$837,871

Non-specialty shell egg sales	$265,032	$222,381	$705,866	$613,847
Specialty shell egg sales	82,331	69,866	216,333	188,208
Other	1,643	1,002	3,948	3,335
Net shell egg sales	$349,006	$293,249	$926,147	$805,390

Net shell egg sales as a percent of total net sales	97%	97%	96%	96%

Non-specialty shell egg dozens sold	214,137	190,785	589,539	548,765
Specialty shell egg dozens sold	42,914	38,450	115,637	106,698
Total dozens sold	257,051	229,235	705,176	655,463

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. For the thirteen-week period ended March 2, 2013, non-specialty shell eggs represented approximately 75.9% of our shell egg dollar sales as compared to 75.8% for the thirteen-week period ended February 25, 2012. For the thirteen-week period ended March 2, 2013, non-specialty shell eggs accounted for approximately 83.3% of the total shell egg dozen volume as compared to 83.2% for the thirteen-week period ended February 25, 2012.

For the thirty-nine week periods ended March 2, 2013 and February 25, 2012, non-specialty shell eggs represented approximately 76.2% of our shell egg dollar sales. For the thirty-nine week period ended March 2, 2013, non-specialty shell eggs accounted for approximately 83.6% of the total shell egg dozen volumes as compared to 83.7% for the thirty-nine week period ended February 25, 2012.

Specialty shell eggs, which include nutritionally enhanced, cage free, and organic eggs, continue to represent a significant portion of our sales volume. Specialty egg retail prices are less cyclical than standard shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period March 2, 2013, specialty shell eggs represented approximately 23.6% of our shell egg dollar sales as compared to 23.8% for the thirteen-week period ended February 25, 2012. For the thirteen-week period ended March 2, 2012, specialty shell eggs accounted for approximately 16.7% of the total shell egg dozen volume as compared to 16.8% for the thirteen-week period ended February 25, 2012.

For the thirty-nine week periods ended March 2, 2013 and February 25, 2012, specialty shell eggs represented approximately 23.4% of our shell egg dollar sales. For the thirty-nine week period ended March 2, 2013, specialty shell eggs accounted for approximately 16.4% of the total shell egg dozen volumes, as compared to 16.3% for the thirty-nine week period ended February 25, 2012.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or baby chicks, which are included with our shell egg operations. For the thirteen-week period ended March 2, 2013, shell egg sales classified as “Other” represented approximately 0.5% of shell egg dollar sales, as compared to 0.3% for the thirteen-week period ended February 25, 2012.

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

The following table presents the key variables affecting our cost of sales.

	13 Weeks Ended		39 Weeks Ended
(Amounts in thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Cost of Sales:
Farm production	$144,336	$119,355	$407,426	$362,258
Processing and packaging	37,031	31,469	101,136	89,879
Outside egg purchases and other	105,094	80,840	267,717	202,890
Total shell eggs	286,461	231,664	776,279	655,027
Egg products	6,787	6,462	21,965	21,662
Other	78	385	867	755
Total	$293,326	$238,511	$799,111	$677,444

Farm production cost (cost per dozen produced)
Feed	$0.547	$0.449	$0.545	$0.466
Other	0.234	0.231	0.236	0.233
Total	$0.781	$0.680	$0.781	$0.699

Outside egg purchases (average cost per dozen)	$1.312	$1.251	$1.297	$1.208

Dozens Produced	185,632	166,109	523,383	491,785
Dozens Sold	257,051	229,235	705,176	655,463

Cost of sales for the third quarter of fiscal 2013 was $293.3 million, an increase of $54.8 million, or 23.0%, as compared to cost of sales of $238.5 million for the third quarter of fiscal 2012. The primary reasons for this increase are increases in feed costs, increases in the cost of egg purchases from outside egg producers, and the Acquisitions. Feed cost per dozen for the fiscal 2013 third quarter was $0.547, compared to $0.449 per dozen for the comparable fiscal 2012 third quarter, an increase of 21.8%. Egg purchases from outside egg producers were higher due to higher average Urner Barry quoted prices for eggs during the quarter. The increase in feed costs and costs for outside egg purchases exceeded the increased average customer selling price, which resulted in a decrease of gross profit margin from 21.5% of net sales for the quarter ended February 25, 2012 to 18.6% of net sales for the current quarter ended March 2, 2013.

On a comparable basis, excluding the Acquisitions, cost of sales for the current thirteen-week period were $255.4 million, an increase of $16.9 million, or 7.1%, as compared to cost of sales of $238.5 million for the same thirteen-week period in fiscal year 2012.

For the thirty-nine week period ended March 2, 2013, total cost of sales was $799.1 million, an increase of $121.7 million, or 18.0%, as compared to cost of sales of $677.4 million for the thirty-nine week period ended February 25, 2012. This increase is due primarily to higher costs of feed ingredients, increases in the costs of shell eggs purchased from outside producers, and the Acquisitions. Feed cost for the current thirty-nine week period was $0.545 per dozen, compared to $0.466 per dozen for the thirty-nine week period ended February 25, 2012, an increase of 17.0%. Our gross profit margin decreased from 19.1% of net sales for the thirty-nine week period ended February 25, 2012 to 16.9% of net sales for the thirty-nine week period ended March 2, 2013.

On a comparable basis, excluding the Acquisitions, cost of sales for the thirty-nine week period ended March 2, 2013 was $742.1 million, an increase of $64.7 million, or 9.6%, as compared to cost of sales of $677.4 million for the thirty-nine week period ended February 25, 2012.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general, and administrative expenses.

	13 Weeks Ended
	Actual	Less: Acquisitions	Net
(Amounts in thousands)	March 2, 2013	March 2, 2013	March 2, 2013	February 25, 2012	Change
Stock compensation expense	$326	$0	$326	$405	$(79)
Specialty egg expense	10,395	125	10,270	9,305	965
Payroll and overhead	6,278	497	5,781	5,547	234
Other expenses	8,674	665	8,009	6,045	1,964
Delivery expense	10,463	496	9,967	8,908	1,059
Total	$36,136	$1,783	$34,353	$30,210	$4,143

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended March 2, 2013 was $36.1 million, an increase of $5.9 million, or 19.5%, as compared to $30.2 million for the thirteen-week period ended February 25, 2012. Excluding the Acquisitions, selling, general, and administrative expense for the third quarter of fiscal 2013 was $34.4 million, an increase of $4.2 million, or 13.9%, as compared to $30.2 million for the same quarter in fiscal 2012. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. The increase in specialty egg expense is attributable to the continued promotion and strong sales of our specialty products. Excluding the Acquisitions, payroll and overhead increased as compared to the same period of the prior year due to general salary increases. As a percentage of net sales, payroll and overhead is 1.8% for both the current thirteen-week period and the same thirteen-week period of the prior year. Other expenses, which include expenses for repairs, professional fees, and insurance, had a net increase from the same period of the prior year due to increased professional fees related to ongoing litigation and insurance expense.  Delivery expense increased due to increased fuel costs, depreciation on new vehicle purchases, and costs paid for the use of outside trucking companies. As a percent of net sales, selling, general, and administrative expense increased from 9.9% for the thirteen-week period ended February 25, 2012 to 10.0% for the thirteen-week period ended March 2, 2013.

	39 Weeks Ended
	Actual	Less: Acquisitions	Net
(Amounts in thousands)	March 2, 2013	March 2, 2013	March 2, 2013	February 25, 2012	Change
Stock compensation expense	$712	$0	$712	$622	$90
Specialty egg expense	28,062	299	27,763	26,093	1,670
Payroll and overhead	18,105	1,183	16,922	16,322	600
Other expenses	20,685	2,145	18,540	15,145	3,395
Delivery expense	28,622	1,833	26,789	25,676	1,113
Total	$96,186	$5,460	$90,726	$83,858	$6,868

For the thirty-nine weeks ended March 2, 2013, selling, general, and administrative expense was $96.2 million, an increase of $12.3 million, or 14.7%, as compared to $83.9 million for the same period in fiscal 2012. Excluding the Acquisitions, selling, general, and administrative expense for the thirty-nine weeks ended March 2, 2013 was $90.7 million, an increase of $6.8 million, or 8.1% compared to the thirty-nine week period ended February 25, 2012. The increase in specialty egg expense is a result of our continued promotion of specialty products.  Excluding the Acquisitions, payroll and overhead increased marginally due to general salary increases. As a percentage of net sales, payroll and overhead remained constant at 1.9% for both the current thirty-nine week period and the same thirty-nine week period of the prior year. Other expenses, which include expenses for repairs, professional fees, and insurance, had a net increase from the same period of the prior year due to increased professional fees related to ongoing litigation and insurance expense.  Delivery expense increased due to rising fuel costs, increased depreciation, and increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general, and administrative expense was 10.0% for the thirty-nine week periods ended February 25, 2012 and March 2, 2013.

OPERATING INCOME

As a result of the above, operating income was $30.9 million for the third quarter of fiscal 2013 as compared to $34.9 million for the fiscal 2012 third quarter. Operating income as a percent of net sales was 8.6% for the third quarter of fiscal 2013, compared to 11.5% for the third quarter of fiscal 2012.

For the thirty-nine weeks ended March 2, 2013, operating income was $66.9 million, compared to operating income of $76.6 million for the comparable period in fiscal 2012. As a percent of net sales, operating income for the current fiscal 2013 period was 7.0% as compared to 9.1% for the same period in fiscal 2012.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments. Other income for the thirteen-week period ended March 2, 2013 was $15.0 million, an increase of $9.4 million as compared to other income of $5.6 million for the thirteen-week period ended February 25, 2012. This current thirteen-week period, we recorded patronage refunds and dividends from Eggland’s BestTM (“EB”), a marketing cooperative, for $14.3 million as compared to $6.5 million in the same period last year. EB operates as a cooperative and our ultimate ownership percentage is based on the patronage business we conduct with the cooperative. We account for our investment in EB using the cost method. Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity, which is also a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $2.2 million as compared to $1.4 million in the thirteen-week period ended February 25, 2012. As a percent of net sales, other income was 4.2% for the thirteen-week period ended March 2, 2013 and 1.8% of net sales for the thirteen-week period ended February 25, 2012.

For the thirty-nine weeks ended March 2, 2013, other income was $16.1 million, compared to other income of $4.7 million for the thirty-nine week period ended February 25, 2012. This current thirty-nine week period, we recorded patronage refunds and dividends from EB of $14.3 million as compared to $6.5 million in the same period last year. As a percent of net sales, other income was 1.7% for the thirty-nine weeks ended March 2, 2013, compared to other income of 0.6% for the comparable period last year.

INCOME TAXES

As a result of the above, our pre-tax income was $45.9 million for the thirteen-week period ended March 2, 2013, compared to pre-tax income of $40.6 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $15.3 million was recorded with an effective tax rate of 33.4% as compared to an income tax expense of $14.3 million with an effective rate of 35.2% for last year’s comparable thirteen-week period.

For the thirty-nine week period ended March 2, 2013, pre-tax income was $83.0 million, compared to pre-tax income of $81.3 million for the comparable period in fiscal 2012. For the current fiscal 2013 thirty-nine week period, income tax expense of $28.6 million was recorded with an effective tax rate of 34.4% as compared to an income tax expense of $28.7 million with an effective rate of 35.4% for last year’s comparable period.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen-week period ended March 2, 2013, net loss attributable to noncontrolling interest was $4,000 as compared to net income of $182,000 for the same thirteen-week period of fiscal 2012.

Net income attributable to noncontrolling interest for the thirty-nine week period ended March 2, 2013 was $141,000 as compared to $91,000 for the same thirty-nine week period of fiscal 2012.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended March 2, 2013 was $30.6 million, or $1.27 per basic and diluted share, compared to net income of $26.1 million, or $1.09 per basic and diluted share for the same period last year.

For the thirty-nine week period ended March 2, 2013, net income was $54.3 million or $2.26 per basic and diluted share, compared to net income of $52.5 million, or $2.20 per basic and $2.19 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 2, 2013 was $289.0 million, compared to $301.5 million at June 2, 2012. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.20 at March 2, 2013 as compared with 3.14 at June 2, 2012. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $5.1 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at March 2, 2013, including current maturities, amounted to $67.7 million as compared to $76.2 million at June 2, 2012. Refer to Note 8 of our June 2, 2012 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended March 2, 2013, $42.6 million in net cash was provided by operating activities, a decrease of $42.3 million, compared to $84.9 million for the same thirty-nine week period in fiscal year 2012. Increases in accounts receivable balances and decreases in accrued expenses are the primary reasons for the lower cash flow from operations in the current thirty-nine week period.

For the thirty-nine weeks ended March 2, 2013, approximately $177.4 million was provided from the sale of short-term investments, $163.3 million was used for the purchase of short-term investments, and net $6.0 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $62,000 was provided from disposal of property, plant, and equipment and $19.1 million was used for purchases of property, plant and equipment. Construction projects accounted for approximately $13.7 million of the $19.1 million used for property, plant, and equipment. We used $74.9 million for the Acquisitions. Approximately $20.4 million was used for payment of dividends on common stock and $8.5 million was used for principal payments on long-term debt. We also had a tax benefit of $380,000 from a nonqualifying disposition of incentive stock options. The net result of these activities was a decrease in cash of approximately $59.7 million since June 2, 2012.

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

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 2, 2013, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company is in the process of constructing a new integrated cage-free production complex at its existing location in Bremen, Kentucky, which will replace contract production at other locations. The project will include a processing plant and layer and pullet houses to accommodate approximately 400,000 laying hens. The project is expected to cost approximately $16.1 million and should be completed by October 2013.

The Company has begun construction of an expansion of its production facilities in south Texas. The project consists of the demolition of existing caged production facilities and construction of layer and pullet houses to accommodate approximately 200,000 cage-free laying hens. The project is expected to cost approximately $8 million and should be completed in fiscal 2013.

The Company is in the process of converting existing layer facilities into pullet facilities at our existing location in Dade City, FL. The project will include pullet houses to accommodate approximately 650,000 pullets. This project is expected to cost $7.7 million and should be completed by August 2014.

Looking forward to the next fiscal year, we believe that our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). At March 2, 2013, the Company is a guarantor of 50% of approximately $8.0 million of Delta Egg’s long-term debt. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner also guarantees 50% of the debt. Payment under the guarantee would be required if Delta Egg is not able to pay the debt. Management of the Company believes that payment under the guarantee is unlikely because Delta Egg is now well capitalized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended June 2, 2012 and Note 10 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended March 2, 2013 that we expect will have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of March 2, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended March 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  The Direct Purchaser Putative Class Action. The direct purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss direct purchaser class plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  The direct purchasers filed an amended complaint, and the Company will file a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. The court has granted final approval to two settlements. In one settlement, the settling party will not pay any money to the putative class. Instead, the settling defendant, while denying all liability and while remaining a defendant in certain non-class cases, will provide cooperation in the form of documents and witness interviews to the direct class plaintiffs’ attorneys. In the other settlement, the settling defendant will pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its agreement with the direct purchaser class plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation. Discovery is ongoing in this case.

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss claims arising outside the limitations period applicable most causes of action. Discovery is ongoing in this case.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania The court granted the defendants’ motion to dismiss the direct plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court. The direct plaintiffs have filed further amended complaints, and the Company will file a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. Discovery is ongoing in this case.

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

 Allegations in Each Case. In all of the antitrust cases described above, the plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels. In each case, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.

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

Florida Civil Investigative Demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation and entered into a tolling agreement with the State of Florida to extend any applicable statute of limitations for one year from the date of the agreement. No allegations of wrongdoing have been made against the Company in this matter.

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility. The Company is cooperating with the EPA and MDEQ in their investigations and, to facilitate settlement negotiations regarding the alleged violations, has entered into a tolling agreement for the period commencing January 1, 2013 and ending June 30, 2013, which would not be included in computing the running of any statute of limiations applicable to any action brought by the United States and/or Mississippi.

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

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1*	Composite Certificate of Incorporation of the Company
3.2*	Composite Bylaws of the Company
4.1	Specimen Stock Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-14809) filed on October 25, 1996
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated April 1, 2013 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on April, 1, 2013)
101.INS**+	XBRL Instance Document Exhibit
101.SCH**+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith as an Exhibit.

** Furnished herewith as an Exhibit.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: April 5, 2013
/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: April 5, 2013
/s/ Charles F. Collins
Charles F. Collins
Vice President, Controller
(Principal Accounting Officer)

