Form 10-K
period 2013-06-01
CAL MAINE FOODS INC
filed 2013-08-05
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended JUNE 1, 2013

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

(601) 948-6813

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐      No  ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at December 1, 2012, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $681,609,188

As of August 1, 2013, 21,698,399 shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements. The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and might be beyond our control. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance these forward-looking statements will prove to be accurate. Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof. Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2013, we sold approximately 948.5 million dozen shell eggs, which represented approximately 21% of domestic shell egg consumption. Our total flock of approximately 31.0 million layers and 7.5 million pullets and breeders is the largest in the U.S. Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

We operate in a single segment. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product manufacturers. The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs, and we sell shell eggs to a majority of the largest food retailers in the United States.

We are also one of the largest producers and marketers of value-added specialty shell eggs in the U.S. Specialty shell eggs include nutritionally enhanced, cage free and organic eggs and have been a significant segment of the market in recent years. In fiscal 2013 and 2012, specialty shell eggs represented approximately 24% of our shell egg dollar sales, and accounted for approximately 16% of our total shell egg dozen volumes. Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best™, Land O’ Lake®, Farmhouse®, and 4-Grain®. We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative. In April 2012, EB formed Eggland’s Best, LLC (“EBLLC”) by contributing the assets of EB. Subsequent to the formation of EBLLC, EB sold to Land O’Lakes, Inc. (“LOL”) a 50% interest in EBLLC. Going forward the specialty eggs of EB and LOL will be marketed through EBLLC. We have exclusive license agreements to market and distribute Egg-Land’s Best™ specialty shell eggs in major metropolitan areas, including New York City, and a number of states in the southeast and southwest. We market cage free eggs under our trademarked Farmhouse® brand and distribute those shell eggs across the southeast and southwest regions of the U.S. We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are also a leader in industry consolidation. Since 1989, we have completed seventeen acquisitions ranging in size from 600,000 layers to 7.5 million layers. Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. According to the U.S. Department of Agriculture, 54 producers, owning at least one million layers, own approximately 94% of total industry layers and the ten largest producers own approximately 51% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

During fiscal year 2013, we completed the acquisitions of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”), annual per capita consumption in the U.S. has varied between 246 and 258 eggs, since 2000. In calendar year 2012, per capita consumption in the U.S. was estimated to be 249 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We believe the majority of shell eggs sold in the United States in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our shell eggs at prices related to the Urner Barry Spot Egg Market Quotations for the southeast region of the country, or formulas related to our costs of production which include the cost of corn and soybean meal. For fiscal 2013, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.35 per dozen compared to an average of $1.17 per dozen for fiscal years 2009 to 2012. According to a USDA report as of July 1, 2013, the number of layers in the U.S. flock is up 1.8% compared to July 1, 2012, and the number of chicks hatched from January through June of 2013 is up 4.2% compared to the same period in 2012, which could lead to lower egg prices.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers are vertically integrated, manufacturing the majority of the feed they require themselves. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Our feed prices for fiscal 2013 were 15% higher than the previous year. Drought conditions in the major crop growing areas of the U.S. in the summer of 2012 significantly reduced yields for the corn and soybean crops in the 2012-2013 crop year creating tight supplies and record prices. Improved weather and higher expected crop yields for the 2013-2014 crop year should improve the supply situation and provide some price relief for our primary feed ingredients, although the outlook is for feed costs to remain volatile.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities. Since the beginning of fiscal 1989, we have completed seventeen acquisitions. In addition, we have built nine new “in-line” shell egg production and processing facilities and two pullet growing facilities which added 9.9 million layers and 2.3 million growing pullets to our capacity. Each of the new shell egg production facilities generally provides for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. The increases in capacity have been accompanied by the retirement of older and less efficient facilities. The “in-line” facilities result in the gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means. As a result of the foregoing, we continue to decrease our reliance on shell eggs produced by contract producers.

As a result of our strategy, our total flock, including pullets, layers and breeders, increased from approximately 33.5 million at May 30, 2009 to approximately 38.5 million as of June 1, 2013. Also, the dozens of shell eggs sold has increased from approximately 777.9 million in fiscal 2009 to approximately 948.5 million for the fiscal year ending June 1, 2013. Net sales amounted to $928.8 million in fiscal 2009 compared to net sales of $1,288.1 million in fiscal 2013.

We continue to pursue opportunities for the acquisition of companies engaged in the production and sale of shell eggs. We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses that have significant market share and long-standing customer relationships. We believe enhancing our national presence will help us further strengthen our relationships with existing customers, many of whom have operations across the U.S.

Through exclusive license agreements with EBLLC in several key territories and our trademarked Farmhouse® and 4Grain® brands, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices, we believe growing our specialty eggs business will enhance the stability of our margins. We expect the price of specialty eggs will remain at a premium to regular shell eggs, and intend to grow our specialty shell egg business.

Federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance, and we are subject to federal and state laws prohibiting anti-competitive conduct. We believe our sales of shell eggs during the last fiscal year represented approximately 21% of domestic shell egg sales, making us the largest producer and distributor of shell eggs in the U.S. However, because the shell egg production and distribution industry is so fragmented, we believe that there are many acquisition opportunities available to us that would not be restricted pursuant to antitrust laws.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy. Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production. Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs. We produce approximately 74% of our total shell eggs sold, with 93% of such production coming from company-owned facilities, and the other 7% coming from contract producers. Under a typical arrangement with a contract producer, we own the flock, furnish all feed and supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. Approximately 26% of our total shell eggs sold are purchased from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 18.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 42 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 1.9 million dozen shell eggs per day and process the shell eggs through grading and packaging without handling by human hands. We have spent a cumulative total of $118.6 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 62% to 69% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors. For example, the severe drought in the summer of 2012 and resulting damage to the national corn crop resulted in high and volatile feed costs. Increases in feed costs which are not accompanied by increases in the selling price of eggs can have a material adverse effect on our operations. However, higher feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

After the eggs are produced, they are graded and packaged. Substantially all of our farms have modern “in-line” facilities to mechanically gather, grade and package the eggs produced. The increased use of in-line facilities has generated significant cost savings compared to the cost of eggs produced from non-in-line facilities. In addition to greater efficiency, the in-line facilities produce a higher percentage of USDA Grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to our processing plants where they are graded and packaged. Since shell eggs are perishable, we maintain very low shell egg inventories, usually consisting of approximately four days of production.

Our egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease factors. These risks are outside our control and could have a material adverse effect on our operations. Also, the marketability of our shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

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

Marketing. Of the 948.5 million dozen shell eggs sold by us in the fiscal year ended June 1, 2013, our flocks produced 704.4 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product manufacturers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 65.8% of net sales dollars in fiscal 2013, 66.3% of net sales dollars for fiscal 2012, and 65.4% of net sales in fiscal 2011. Two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 30.0%, 31.3% and 32.6% of net sales dollars during fiscal 2013, 2012, and 2011 respectively.

The majority of eggs sold are merchandised on a daily or short-term basis. Most sales to established accounts are on open account with terms ranging from seven to 30 days. Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

The shell eggs we sell are delivered to our customers’ warehouse or retail stores either with our own fleet or contracted refrigerated delivery trucks or picked up by our customers at our processing facilities.

We sell our shell eggs at prices generally related to independently quoted wholesale market prices or at formulas related to our costs of production. Wholesale prices are subject to wide fluctuations. The prices of our shell eggs reflect fluctuations in the quoted market and changes in corn and soybean meal prices, and the results of our shell egg operations are materially affected by changes in market quotations and feed costs. Egg prices reflect a number of economic conditions, such as the supply of eggs and the demand level, which, in turn, are influenced by a number of factors we cannot control. No representation can be made as to the future level of prices.

According to USDA reports, for the past five years, annual per capita consumption in the U.S. varied between 248 and 250 eggs. Per capita consumption is determined by taking the total supply of eggs for the shell egg industry divided by the entire population in the U.S. (i.e. all eggs supplied domestically by the shell egg industry are consumed). While we believe fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs across the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We are a major factor in egg marketing in a majority of these states. Many states in our market area are egg deficit regions. Egg deficit regions are areas where production of fresh shell eggs is less than total consumption. Competition from other producers in specific market areas is generally based on price, service, and quality of product. Strong competition exists in each of our markets.

Seasonality. Shell eggs are perishable. Consequently, we maintain very low shell egg inventories, usually consisting of approximately four days of production. Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten fiscal years, four of our first quarters resulted in net operating losses, and during this same period, three of our fourth quarters resulted in net operating losses.

Specialty Eggs. We also produce specialty eggs such as Egg-Land’s Best™, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs. Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues. Specialty shell eggs continue to be a significant segment of the shell egg market. For fiscal 2013, specialty eggs accounted for 23.7% of our shell egg dollar sales and 16.4% of our shell egg dozens sold, as compared to 24.0% of shell egg dollar sales and 16.3% of shell egg dozens sold in fiscal 2012. Egg-Land’s Best™ eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best™ eggs under license from EBLLC at our facilities under EBLLC guidelines. The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best™ eggs accounted for approximately 14.3% of our shell egg dollar sales in fiscal 2013, compared to 15.2% in fiscal 2012. Based on dozens sold, Egg-Land’s Best™ eggs accounted for 9.8% of dozens sold for fiscal 2013, compared to 10.3% in fiscal 2012. Land O’ Lakes® eggs are all-natural eggs produced by hens that are fed a whole grain diet, with no animal fat, and no animal by-products. Farmhouse® brand eggs are produced at our facilities by hens that are not caged, and are provided with a diet of natural grains. Our 4Grain® brand consists of both caged and cage free eggs. Our hens are fed a diet of four all natural grains, no animal by-products, and all vegetarian feed. As in our other flocks, these hens are provided with drinking water free of chemical additives. Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s BestTM specialty eggs accounted for 9.3% of our shell egg dollar sales in fiscal 2013, compared to 8.7% in fiscal 2012, and 6.6% of dozens sold for fiscal 2013, compared to 6.0% for fiscal 2012.

Egg Products. Egg products are shell eggs broken and sold in liquid, frozen, or dried form. In fiscal 2013 and 2012 egg products represented approximately 3% of our net sales. We sell egg products primarily into the institutional and food service sectors in the U.S. Our egg products are sold through American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas. Prices for egg products are directly related to Urner Barry quoted price levels.

Competition. The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers. Shell egg competition is generally based on price, service, and quality of production.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2012, 54 producers with one million or more layers owned 94% of the 288 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names. We own the trade names Farmhouse®, Rio Grande®, Sunups®, Sunny Meadow® and 4Grain®. We do not own any patents or proprietary technologies. We produce and market Egg-Land's BestTM and Land O’ Lakes® eggs under license agreements with EBLLC. We believe these trade names and license agreements are important to our business. We do not know of any infringing uses that would materially affect the use of these trade names, and we actively defend and enforce them.

Government Regulation. Our facilities and operations are subject to regulation by various federal, state, and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), USDA, Environmental Protection Agency, Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA and FDA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to ensure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with such statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.

On July 7, 2011, the Humane Society of the United States (“HSUS”) and United Egg Producers (“UEP”) reached an agreement to work together toward the enactment of comprehensive federal legislation for all of the approximately 280 million hens involved in U.S. egg production. The two groups jointly asked Congress for federal legislation, which would require egg producers to increase the space per hen in a tiered phase in, with the amount of space hens are given increasing, in intervals, over the next 15 to 18 years. Currently, the majority of hens are each provided 67 square inches of space, with roughly 50 million receiving 48 square inches. The proposed phase-in would culminate with hens nationwide being provided a minimum of 124-144 square inches of space, along with certain other improvements noted in the July 7, 2011 agreement. We cannot predict the likelihood that this legislation will become law; however, if this federal legislation is passed we could incur significant costs to conform our operations to meet the requirements of this proposed legislation. We do not have a current estimate of what these costs will be if this legislation is passed.

Environmental Regulation. Our operations and facilities are subject to various federal, state, and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal, and remediation of hazardous materials. Under these laws and regulations, we are required to obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made, and will continue to make, capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We are not currently aware of any major capital expenditures necessary to comply with such laws and regulations; however, because environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Employees. As of June 1, 2013, we had approximately 2,479 employees, 1,951 of whom worked in egg production, processing and marketing, 149 of whom were engaged in feed mill operations and 379 of whom were administrative employees, including our executive officers. Approximately 3.6% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

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

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On May 31, 2013, the last sale price of our Common Stock on NASDAQ was $44.74 per share. Our fiscal year 2013 ended June 1, 2013, and the first three fiscal quarters of fiscal 2013 ended September 1, 2012, December 1, 2012, and March 2, 2013. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Market prices of wholesale shell eggs are volatile and decreases in these prices can adversely impact our results of operations.

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside of our control. As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production, or small decreases in demand, can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies appear to be more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices have generally retreated from those record price levels due to increases in industry supply. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain level in the future

Retail sales of shell eggs are greatest during the fall and winter months and lowest in the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

A decline in consumer demand for shell eggs can negatively impact our business.

We believe fast food restaurant consumption, reports from the medical community regarding the health benefits of shell eggs, reduced shell egg cholesterol levels, high protein diet trends and industry advertising campaigns have all contributed to shell egg demand. However, there can be no assurance that the demand for shell eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, as well as movement away from high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and increases in these costs can adversely impact our results of operations.

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 62% to 69% of total farm production cost in the last five years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally. For example, the severe drought in the summer of 2012 and resulting damage to the national corn crop resulted in high and volatile feed costs. Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We purchase approximately 26% of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We produce approximately 74% of the total number of shell eggs sold by us and purchase the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in sufficient quantities and satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

Our acquisition growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. For example, in fiscal year 2013 we completed the acquisitions of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. Acquisitions require capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were unknown to us at the time of acquisition. We could incur significantly greater expenditures in integrating an acquired business than we anticipated at the time of its purchase. We cannot assure you that we:

-	will identify suitable acquisition candidates;

-	can consummate acquisitions on acceptable terms; or

-	can successfully integrate an acquired business into our operations or successfully manage the operations of an acquired business.

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

For the fiscal years 2013, 2012, and 2011, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 30.0%, 31.3%, and 32.6% of our net sales dollars, respectively. For fiscal years 2013, 2012, and 2011, our top ten customers accounted for 65.8%, 66.3%, and 65.4% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources. If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition, and reputation. Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to USDA and FDA regulation, as well as regulation by various state and local health and agricultural agencies. Our shell egg processing facilities are subject to periodic USDA and FDA inspections. All of our shell egg and feed mill facilities are subject to FDA regulation and inspections.

Our operations and facilities are also subject to various federal, state and local environmental, health, and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal, and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to wastewater discharge permits.

If we fail to comply with an applicable law or regulation, or fail to obtain necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed, and our operating results and financial condition could be materially adversely affected. In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurance that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Shell eggs and shell egg products are susceptible to microbial contamination, and we may be required to or voluntarily recall contaminated products.

Shell eggs and shell egg products are vulnerable to contamination by pathogens such as Salmonella. Shipment of contaminated products, even if inadvertent, could result in a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. In addition, products purchased from other producers could contain contaminants that may be inadvertently redistributed by us. As such, we may decide or be required to recall a product if we or regulators believe it poses a potential health risk. In fiscal 2011, there were two separate occasions where we voluntarily recalled shell eggs that we purchased from other producers. None of the recalled eggs were produced at Cal-Maine facilities. We do not maintain insurance to cover recall losses. Recall costs in fiscal 2011 were not material, but there is no guarantee future costs will not be. Any product recall could result in a loss of consumer confidence in our products, adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

Agricultural risks, including outbreaks of avian disease, could harm our business.

Our shell egg production activities are subject to a variety of agricultural risks. Unusual or extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute. The Company maintains controls and procedures to reduce the risk of exposing our flocks to harmful diseases. Despite our best efforts, outbreaks of avian disease can still occur and may adversely impact the health of our flocks. In addition, an outbreak of avian disease could have a material adverse impact on our financial results by increasing government restrictions on the sale and distribution of our products. Negative publicity from an outbreak within our industry can negatively impact customer perception, even if the outbreak does not directly impact our flocks. If a substantial portion of our production facilities are affected by any of these factors in any given quarter or year, our business, financial condition, and results of operations could be materially and adversely affected.

Our business is highly competitive.

The production and sale of fresh shell eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of competitors that may prove to be more successful than we are in marketing and selling shell eggs. We cannot provide assurance that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations, and financial condition.

Pressure from animal rights groups regarding the treatment of animals may subject us to additional costs to conform our practices to comply with developing standards or subject us to marketing costs to defend challenges to our current practices and protect our image with our customers.

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and HSUS, to require that all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flocks of hens to address these concerns. The treatment standards require, among other things, that we provide minimum cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). These groups have made legislative efforts to ban any form of caged housing in various states. Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will face, in the future.

On July 7, 2011, the HSUS and UEP reached an agreement to work together toward the enactment of comprehensive federal legislation for all of the approximately 280 million hens involved in U.S. egg production. The two groups jointly asked Congress for federal legislation, which would require egg producers to increase the space per hen in a tiered phase in, with the amount of space hens are given increasing, in intervals, over the next 15 to 18 years. Currently, the majority of hens are each provided 67 square inches of space, with roughly 50 million receiving 48 square inches. The proposed phase-in would culminate with hens nationwide being provided a minimum of 124-144 square inches of space, along with certain other improvements noted in the July 7, 2011 agreement. We cannot predict the likelihood that this legislation will become law; however, if this federal legislation is passed we could incur significant costs to conform our operations to meet the requirements of this proposed legislation. We do not have a current estimate of what these costs will be if this legislation is passed.

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

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 28.6% of the outstanding shares of our Common Stock, which has one vote per share. In addition, Mr. Adams owns 74.8% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, owns 25.2% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.9% of the outstanding shares of our Common Stock. As a result, currently Mr. Adams and his spouse possess 52.9%, and Messrs. Adams and Baker and their spouses collectively possess 67.0%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

The Adams family intends to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure its continued ownership of over 50% of the combined voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of us more difficult and discourage certain types of transactions involving a change of control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. In addition, certain provisions of our Certificate of Incorporation require that our Class A Common Stock be issued only to Fred R. Adams, Jr. and members of his immediate family, and if shares of our Class A Common Stock, by operation of law or otherwise, are deemed not to be owned by Mr. Adams or a member of his immediate family, the voting power of any such shares shall be automatically reduced to one vote per share. The Adams family’s controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

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

We and certain of our subsidiaries are involved in various legal proceedings. Litigation is inherently unpredictable, and although we believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, cash flow and financial condition. For example, on July 23, 2013 we announced that we have reached an agreement in principle to settle certain antitrust claims pending against us. For a discussion of legal proceedings, including the settlement, see Item 3 below. Such lawsuits are expensive to defend, divert management’s attention, and may result in significant judgments or settlements. Legal proceedings may expose us to negative publicity, which could adversely affect our business reputation and customer preference for our products and brands.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired. Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of June 1, 2013, we had $24.4 million of goodwill. While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business. For example, we own the trade names Farmhouse®, Rio Grande®, Sunups®, Sunny Meadow® and 4Grain®. We also produce and market Egg-Land’s Best™ and Land O’ Lakes® under license agreements with EBLLC. We have invested a significant amount of money in establishing and promoting our trademarked brands. The loss or expiration of any intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products substantially similar to those we offer. This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. The facilities currently include three breeding facilities, two hatcheries, four wholesale distribution centers, 20 feed mills, 40 shell egg production facilities, 27 pullet growing facilities, and 38 processing and packing facilities. We own interests in two companies that own egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of June 1, 2013, we owned approximately 22,805 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 19.3 million pullets annually, house 36.3 million laying hens, and control the production of 35.2 million layers, with the remainder controlled by contract growers. We own mills that can produce 696 tons of feed per hour, and processing facilities capable of processing 13,460 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $118.6 million.

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

Each of these cases has now been largely resolved by settlements immaterial to the Company, and management believes the risk of material loss to the Company from resolution of the remaining matters in these cases is remote.

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

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling. Management believes the risk of material loss related to this matter to be remote.

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

The Direct Purchaser Putative Class Action. The direct purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss direct purchaser class plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  The direct purchasers filed an amended complaint, and the Company filed a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. The court has granted final approval to two settlements in these cases. In one settlement, the settling party will not pay any money to the putative class. Instead, the settling defendant, while denying all liability and while remaining a defendant in certain non-class cases, will provide cooperation in the form of documents and witness interviews to the direct class plaintiffs’ attorneys. In the other settlement, the settling defendant will pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its agreement with the direct purchaser class plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

On July 23, 2013, we announced that we have reached an agreement in principle to settle this matter. See “Proposed Settlement of the Direct Purchaser Putative Class Action” below

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss claims arising outside the limitations period applicable to most causes of action. Discovery is ongoing in this case.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss the direct plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court. The direct plaintiffs have filed further amended complaints, and the Company has filed a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. Discovery is ongoing in this case.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling. The Pennsylvania court has not set a trial date for any of the consolidated cases. The Kansas state court has entered a schedule for discovery and dispositive motions. The Kansas state court case is set for trial starting June 16, 2014.

Proposed Settlement of the Direct Purchaser Putative Class Action. On July 23, 2013, the Company announced that it has reached an agreement in principle to settle all direct purchaser class claims against the Company in the above described direct purchaser putative class action. Pursuant to the agreement in principle, which is subject to finalization by the parties and court approval, the Company would be obligated to pay $28 million to fully and finally resolve these claims. The other terms and conditions of the proposed settlement are not expected to have a material impact to the Company’s results of operations. The Company recorded a pre-tax charge in the fourth quarter of fiscal 2013 of approximately $28 million, which amounts to $17 million, $0.71 per basic share, after tax with respect to the proposed settlement.

This settlement does not affect the indirect purchaser putative class action and does not necessarily resolve the seven non-class cases still pending.  The Company intends to continue to defend these cases as vigorously as possible based on defenses which the Company believes are meritorious and provable. While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced, assuming the court approves the proposed settlement, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation. At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases. Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility. The Company is cooperating with the EPA and MDEQ in their investigations and, to facilitate settlement negotiations regarding the alleged violations, has entered into an amended tolling agreement for the period commencing January 1, 2013 and ending September 30, 2013, which would not be included in computing the running of any statute of limitations applicable to any action brought by the United States and/or Mississippi. Although management believes there is at least a reasonable possibility of loss in this matter, we cannot reasonably estimate the possible loss or range of loss due to the stage of the matter and complexity of the issues involved.

IRS Voluntary Compliance

The Company has filed an IRS Voluntary Compliance filing to correct salary deferral contribution discrepancies which were found during the 2012 audit. The Company is responsible for contributing makeup contributions and earnings to the Cal-Maine Foods, Inc. Savings and Retirement Plan. The total amount calculated to correct the contribution problem was $1.4 million as of December 31, 2012. As part of the Voluntary Compliance correction, the Company has already contributed $609,000 to the Cal-Maine Foods, Inc. Savings and Retirement Plan as makeup contributions and lost earnings. At issue is approximately $823,000, plus earnings on that amount from December 31, 2012 until a final correction is approved. The Internal Revenue Service could waive all or part of the additional makeup contribution and lost earnings as part of the Voluntary Compliance Program filing correction. The additional amount required to be contributed is being negotiated with the Internal Revenue Service as part of the Internal Revenue Service review of the correction filing.

Miscellaneous

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”. The last reported sale price for our Common Stock on August 1, 2013 was $49.15 per share. The following table sets forth the high and low daily sale prices and dividends per share for each of the four quarters of fiscal 2012 and fiscal 2013.

		Sales Price		Dividends
Fiscal Year Ended	Fiscal Quarter	High	Low	(1)

June 2, 2012	First Quarter	$36.55	$27.86	$0.044
	Second Quarter	34.83	29.52	0.325
	Third Quarter	39.73	31.58	0.364
	Fourth Quarter	42.40	38.33	0.520

June 1, 2013	First Quarter	$41.07	$34.44	$0.130
	Second Quarter	47.00	39.68	0.199
	Third Quarter	47.66	38.51	0.423
	Fourth Quarter	45.39	39.66	-

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus (74.8%), and his son-in-law Adolphus Baker, our President, Chief Executive Officer and Chairman of the Board (25.2%).

Stockholders

At July 19, 2012, there were approximately 228 record holders of our Common Stock and approximately 11,825 beneficial owners whose shares were held by nominees or broker dealers.

Dividends

Cal-Maine has a dividends policy adopted by its Board of Directors. Pursuant to the policy, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The Company’s loan agreements provide that unless otherwise approved by its lenders, the Company must limit dividends paid in any quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income, which dividends are allowed to be paid if there are no events of default.

We reported a net loss attributable to Cal-Maine Foods, Inc. of $3.8 million ($0.16 per share) for the fourth quarter of fiscal 2013, and as a result, no dividends were declared with respect to such quarter. Dividends will not be declared upon completion of the first quarter of fiscal 2014 unless the Company reports net income attributable to Cal-Maine Foods, Inc. in excess of $3.8 million.

Recent Sales of Unregistered Securities

In connection with our acquisition of Maxim Production Co., Inc., on November 15, 2012, we issued 114 shares of Common Stock as part of the purchase price of the acquisition pursuant to the exemption from registration under the Securities Act of 1933 in Section 4(a)(2) of such Act, based primarily on the limited number (i.e. one) and sophistication of the seller. For information about the acquisition, see Note 2 to the consolidated financial statements included in this report.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	43,000	5.93	577,000
Equity compensation plans not approved by shareholders	-	-	-
Total	43,000	5.93	577,000
(a)	Outstanding options granted by the Company
(b)	Weighted average price of outstanding options
(c)	Shares available for future issuance as of June 1, 2013 under 2005 Incentive Stock Option Plan (140,000) and 2012 Omnibus Long-Term Incentive Plan (437,000)

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	June 1	June 2	May 28	May 29	May 30
	2013+	2012	2011	2010	2009*
	52 wks	53 wks	52 wks	52 wks	52 wks
Statement of Operations Data (in thousands, except per shares data)
Net sales	$1,288,104	$1,113,116	$941,981	$910,143	$928,812
Cost of sales	1,073,555	911,334	757,050	715,499	724,085
Gross profit	214,549	201,782	184,931	194,644	204,727
Selling, general and administrative	126,956	113,130	101,448	92,040	83,253
Legal settlement expense (see Note 14 and 20)	28,000	-	-	-	-
Operating income	59,593	88,652	83,483	102,604	121,474
Other income (expense):
Interest expense (excluding: non cash interest expense, early extinguishment of debt - includes: interest income)	(3,906)	(3,758)	(6,022)	(6,640)	(4,565)
Interest expense - non cash	-	-	-	(88)	(477)
Loss on early extinguishment of debt	-	-	(2,648)	-	-
Equity in income of affiliates	3,480	7,495	4,701	3,507	2,612
Gain on sale of investment in Eggland’s BestTM	-	-	4,829	-	-
Distribution from Eggland’s BestTM (see Note 19)	-	38,343	-	-	-
Patronage dividends	14,300	6,607	4,885	134	2,071
Other, net	2,101	1,738	2,443	3,976	219
	15,975	50,425	8,188	889	(140)
Income before income tax and noncontrolling interest	75,568	139,077	91,671	103,493	121,334
Income tax expense	24,807	49,110	33,403	37,961	41,510
Net income including noncontrolling interest	50,761	89,967	58,268	65,532	79,824
Less: Net income (loss) attributable to noncontrolling interest	338	232	(2,571)	(2,291)	324
Net income attributable to Cal-Maine Foods, Inc.	$50,423	$89,735	$60,839	$67,823	$79,500
Net income per common share:
Basic	$2.10	$3.76	$2.55	$2.85	$3.34
Diluted	$2.10	$3.75	$2.54	$2.84	$3.34

Cash dividends per common share	$0.75	$1.25	$0.85	$0.95	$1.11

Weighted average shares outstanding:
Basic	23,983	23,875	23,855	23,812	23,769
Diluted	24,044	23,942	23,942	23,877	23,811
Balance Sheet Data (in thousands)
Working capital	$284,686	$301,546	$247,559	$220,186	$137,999
Total assets	745,627	726,316	640,843	631,284	582,845
Total debt (including current maturities)	65,020	76,220	88,161	134,673	129,789
Total stockholders’ equity	518,044	479,328	418,877	376,956	333,009

Operating Data:
Total number of layers at
period ended (thousands)	30,967	26,174	26,819	26,326	27,022
Total shell eggs sold (millions of dozens)	948.5	884.3	821.4	805.4	777.9

__________________________________

+ Results for fiscal 2013 include the results of operations (subsequent to acquisition) of Pilgrim’s Pride Corporation, which was consolidated with our operations as of August 10, 2012, and Maxim Production Co, Inc., which was consolidated with our operations as of November 15, 2012.

* Results for fiscal 2009 include the results of operations (subsequent to acquiasition) of Zephyr Egg, LLC, which was consolidated with our operations as of June 27, 2008, and Tampa Farms, LLC, which was consolidated with our operations as of December 11, 2008.

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 1, 2013 (52 weeks), June 2, 2012 (53 weeks), and May 28, 2011 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets (young female chickens, under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the U.S. We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance. As a result, our financial results from year to year may vary significantly. Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For fiscal 2013, we produced approximately 74% of the total number of shell eggs sold by us, with approximately 7% of such shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2013, approximately 26% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs. For fiscal 2013, feed costs averaged about 69% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. Drought conditions in the major crop growing areas of the U.S. in the summer of 2012 significantly reduced yields for the corn and soybean crops in the 2012-2013 crop year creating tight supplies and record prices. Improved weather and higher expected crop yields for the 2013-2014 crop year should improve the supply situation and provide some price relief for our primary feed ingredients, although the outlook is for feed costs to remain volatile

The purchases of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. as described in Note 2 of the Notes to Consolidated Financial Statements are referred to below as the “Acquisitions”. Our fiscal 2013 financial results include the results of Pilgrim’s Pride beginning August 10, 2012 and Maxim beginning November 15, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Years Ended

	June 1, 2013	June 2, 2012	May 28, 2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	83.3	81.9	80.4
Gross profit	16.7	18.1	19.6
Selling, general & administrative expenses	9.9	10.1	10.8
Legal settlement expense	2.2	-	-
Operating income	4.6	8.0	8.8
Other income	1.2	4.5	0.9
Income before taxes	5.8	12.5	9.7
Income tax expense	1.9	4.4	3.5
Net income including noncontrolling interests	3.9	8.1	6.2
Less: Net income (loss) attributable to noncontrolling interests	0.0	0.0	(0.3)
Net income attributable to Cal-Maine Foods, Inc	3.9%	8.1%	6.5%

Executive Overview of Results – June 1, 2013, June 2, 2012, and May 28, 2011

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control. The majority of our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern region of the country, or formulas related to our costs of production which include the cost of corn and soybean meal. The following table shows our net income, net average shell egg selling price, feed cost per dozen produced, and the average Urner Barry wholesale large shell egg prices in the southeast region, for each of our three most recent fiscal years.

Fiscal Year ended	June 1, 2013	June 2, 2012	May 28, 2011

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$50,423	$89,735	$60,839
Net average shell egg selling price (rounded)	1.30	1.21	1.10
Feed cost per dozen produced	0.541	0.469	0.394
Average Urner Barry Spot Egg Market Quotations[1]	1.35	1.22	1.13

1-	Average daily price for the large market (i.e. generic shell egg) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand. Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results correspond with changes in the spot egg market quote. The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades. In fiscal 2003 and 2004, shell egg demand increased at higher than normal trend rates due to the increased popularity of high protein diets. This demand imbalance caused shell egg prices to increase. In late fiscal 2004, the popularity of these high protein diets began to diminish, but our egg production had been increased to meet the earlier higher demand levels. Lower egg prices followed, and we experienced net losses in fiscal 2005 and 2006. Beginning in the latter part of fiscal 2006, egg supplies became more aligned with demand. Since that time, the supply-demand balance generally tightened. In fiscal 2011, our net average selling price increased slightly over the previous fiscal year, but due to higher feed costs our net income decreased. For fiscal 2012, our net average selling price increased and feed costs increased significantly from the prior year. In fiscal year 2013 feed costs continued to increase significantly and our average net selling price increased compared to the prior year. Net income decreased significantly compared to the prior year, primarily due to the receipt of a special patronage dividend in fiscal 2012 related to a joint venture between EB and Land O’ Lakes, Inc. and legal settlement expenses in fiscal 2013 related to antitrust litigation (see Notes 3, 14, and 20 in the Notes to Consolidated Financial Statements).

Fiscal Year Ended June 1, 2013 Compared to Fiscal Year Ended June 2, 2012

NET SALES

In fiscal 2013, approximately 96% of our net sales consisted of shell egg sales, approximately 3% was for sales of egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the fiscal year ended June 1, 2013 were $1,288.1 million, an increase of $175 million, or 15.7%, from net sales of $1,113.1 million for fiscal 2012. In fiscal 2013 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2012. In fiscal 2013 total dozens of shell eggs sold were 948.5 million, an increase of 64.2 million dozen, or 7.3%, compared to 884.3 million sold in fiscal 2012. Our average selling price of shell eggs increased from $1.205 per dozen for fiscal 2012 to $1.301 per dozen for fiscal 2013, an increase of $0.096 per dozen, or 8.0%. Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

On a comparable basis, excluding the Acquisitions, net sales for fiscal 2013 were $1,187.1, an increase of $74 million, or 6.6%, compared to net sales of $1,113.1 for fiscal 2012. Dozens sold for fiscal 2013, excluding the Acquisitions, were 866.0 million, a decrease of 18.3 million, or 2.1% as compared to 884.3 million for fiscal 2012.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended		Quarters Ended
	(52 & 53 weeks)		(13 & 14 weeks)
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$1,288,104	$1,113,116	$325,933	$275,245

Non-specialty shell egg sales	940,434	809,163	234,568	195,316
Specialty shell egg sales	293,201	256,559	76,868	68,351
Other	5,733	4,082	1,785	747
Net shell egg sales	$1,239,368	$1,069,804	$313,221	$264,414

Net shell egg sales as a
percent of total net sales	96%	96%	96%	96%

Non- specialty shell egg dozens sold	792,887	739,915	203,348	191,151
Specialty shell egg dozens sold	155,569	144,359	39,932	37,660
Total dozens sold	948,456	884,274	243,280	228,811

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. In fiscal 2013, non-specialty shell eggs represented approximately 75.9% of our shell egg dollar sales, compared to 75.6% for fiscal 2012. Sales of non-specialty shell eggs accounted for approximately 83.6% of our total shell egg dozen volumes in fiscal 2013, compared to 83.7% in fiscal 2012.

For the thirteen-week period ended June 1, 2013, non-specialty shell eggs represented approximately 74.9% of our shell egg dollar sales, compared to 73.9% for the fourteen-week period ended June 2, 2012. For the thirteen-week period ended June 1, 2013, non-specialty shell eggs accounted for approximately 83.6% of the total shell egg dozen volume, compared to 83.5% for the fourteen-week period ended June 2, 2012.

Specialty eggs, which include nutritionally enhanced, cage free, and organic eggs, continued to make up a significant portion of our total sales dollars and dozens in fiscal 2013. For fiscal 2013, specialty eggs accounted for 23.7% of shell egg dollar sales, compared to 24.0% in fiscal 2012, and 16.4% of shell egg dozens sold in fiscal 2013, compared to 16.3% in fiscal 2012. Due to larger increases in the selling price of non-specialty eggs compared to specialty eggs, specialty shell egg sales as a percent of total dollar sales decreased while dozens sold increased in fiscal 2013 compared to fiscal 2012. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.

For the thirteen-week period ended June 1, 2013, specialty shell eggs represented approximately 24.5% of our shell egg dollar sales, compared to 25.8% for the fourteen-week period ended June 2, 2012. For the thirteen-week period ended June 1, 2013, specialty shell eggs accounted for approximately 16.4% of the total shell egg dozen volume, compared to 16.5% for the thirteen-week period ended June 2, 2012.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form. For fiscal 2013 our egg product sales were $35.3 million, an increase of $2.4 million, or 7.3%, compared to $32.9 million for fiscal 2012. Our volume of egg products sold for fiscal 2013 was 52.0 million pounds, a decrease of 3.2 million pounds, or 5.8%, compared to 55.2 million pounds for fiscal 2012. This decrease is due to a reduced supply of eggs for breaking. In fiscal 2013, the price per pound of egg products sold was $0.679 compared to $0.596 for fiscal 2012, an increase of 13.9%. Prices received for our egg products increased in the most recent fiscal year due to a favorable change in the mix of products sold.

Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”). For fiscal 2013, egg product sales for AEP were $15.5 million, compared to $15.9 million for fiscal 2012, a decrease of 2.5%. For AEP the volume of egg products sold for fiscal 2013 was 24.5 million pounds, a decrease of 3.5 million pounds, or 12.5%, compared to 28.0 million pounds for fiscal 2012. The egg product sales for TEP in fiscal 2013 were $19.8 million, compared to $17.0 million for fiscal 2012, an increase of $2.8 million, or 16.5%. For TEP the volume of egg products sold for fiscal 2013 was 27.6 million pounds, an increase of 400,000 pounds, or 1.5%, compared to 27.2 million pounds for fiscal 2012.

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

The following table presents the key variables affecting our cost of sales:

	Fiscal Years Ended		Quarter Ended
	(52 & 53 weeks)		(13 & 14 weeks)
(Amounts in thousands)	June 1, 2013	June 2, 2012+	June 1, 2013	June 2, 2012+
Cost of Sales:
Farm production	$545,253	$475,774	$137,827	$121,224
Processing and packaging	137,494	122,195	36,358	32,316
Outside egg purchases and other	360,257	284,348	92,540	73,751
Total shell eggs	$1,043,004	$882,317	$266,725	$227,291
Egg products	29,549	28,136	7,584	6,474
Other	1,002	881	135	125
Total	$1,073,555	$911,334	$274,444	$233,890

Farm production cost (cost per dozen produced)
Feed	$0.541	$0.469	$0.527	$0.480
Other	0.238	0.236	0.246	0.242
Total	$0.779	$0.705	$0.773	$0.722

Outside egg purchases (average cost per dozen)	$1.293	$1.191	$1.282	$1.145

Dozen Produced	704,388	662,975	181,005	171,190
Dozen Sold	948,456	884,274	243,280	228,811

+ Cost of sales for the fourteen and fifty three-week periods ended June 2, 2012 was reduced by $1.6 million for proceeds received under our business interruption coverage related to the finalization of the Shady Dale, Georgia fire insurance claim in the fourth quarter of fiscal 2012.

Cost of sales for the fiscal year ended June 1, 2013 was $1,073.6 million, an increase of $162.3 million, or 17.8%, compared to cost of sales of $911.3 million for fiscal 2012. Dozens produced increased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2013. This fiscal year we produced 74.3% of the eggs sold by us, as compared to 75.0% for the previous year. Feed cost for fiscal 2013 was $0.541 per dozen, compared to $0.469 per dozen for the prior fiscal year, an increase of 15.4%. Gross profit decreased from 18.1% of net sales for fiscal 2012 to 16.7% of net sales for fiscal 2013.

On a comparable basis, excluding the Acquisitions, cost of sales for the fiscal year ended June 1, 2013 were $984.0 million, an increase of $72.7 million, or 8.0%, compared to cost of sales of $911.3 million for the fiscal year ended June 2, 2012. Dozens produced decreased, dozens purchased from outside shell egg producers increased, and cost of feed ingredients increased in fiscal 2013.

Cost of sales for the thirteen-week period ended June 1, 2013 was $274.4 million, an increase of $40.5 million, or 17.3%, compared to cost of sales of $233.9 million for the fourteen-week period ended June 2, 2012. Feed cost per dozen for the fourth quarter of fiscal 2013 was $0.527, compared to $0.480 for comparable fiscal 2012 fourth quarter, an increase of 9.8%.

On a comparable basis, excluding the Acquisitions, cost of sales for the thirteen-week period ended June 1, 2013 were $241.9 million, an increase of $8.0 million, or 3.4%, compared to cost of sales of $233.9 million for the fourteen-week period ended June 2, 2012.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	(52 & 53 weeks)
		Less Acquisitions	Net
(Amounts in thousands)	June 1, 2013	June 1, 2013	June 1, 2013	June 2, 2012	Change
Stock compensation expense	$603	$-	$603	$502	$101
Specialty egg expenses	36,926	436	36,490	33,541	2,949
Payroll and overhead	27,003	1,802	25,201	23,784	1,417
Other expenses	24,309	2,086	22,223	20,094	2,129
Delivery expense	38,115	3,035	35,080	35,209	(129)
Total	$126,956	$7,359	$119,597	$113,130	$6,467

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $127.0 million in fiscal 2013, an increase of $13.9 million, or 12.3%, compared to $113.1 million for fiscal 2012. Excluding the Acquisitions, selling, general, and administrative expense for fiscal year 2013 was $119.6 million, an increase of $6.5 million, or 5.7%, compared to $113.1 million in fiscal year 2012. Stock compensation expense increased $101,000 for the current fiscal year. Stock compensation expense is dependent on the closing price of the Company’s Common Stock. For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. The increase in specialty egg expense is attributable to our continued promotion of specialty eggs as well as the increase in the dozens of specialty eggs sold this year as compared to last fiscal year. Excluding the Acquisitions, payroll and overhead increased compared to the same period the prior year due to general salary increases. As a percentage of net sales, payroll and overhead is 2.1% for fiscal 2013 and fiscal 2012. Excluding the Acquisitions, other expenses, which include expenses for repairs, professional fees, and insurance, increased primarily due to an increase in insurance, bad debt expense, and professional fees related to ongoing litigation. Other expense also includes a gain of $1.25 million related to the fair value adjustment of contingent consideration associated with the purchase of the commercial egg assets of Pilgrim’s Pride Corporation. Delivery expense remained relatively the same compared to last fiscal year due to fuel expenses leveling off and an increase in backhaul income. As a percent of net sales, selling, general and administrative expense decreased from 10.1% in fiscal 2012 to 9.9% in fiscal 2013.

In fiscal 2013 we recognized legal settlement expenses of $28.0 million related to antitrust litigation settled in the fourth quarter of fiscal 2013. Legal settlement expense as a percent of net sales was 2.2% in fiscal 2013 (see Note 14 in the Notes to Consolidated Financial Statements).

	Quarters Ended
	(13 & 14 weeks)
		Less Acquisitions	Net
(Amounts in thousands)	June 1, 2013	June 1, 2013	June 1, 2013	June 2, 2012	Change
Stock compensation expense	$(109)	$-	$(109)	$(120)	$11
Specialty egg expenses	8,864	137	8,727	7,448	1,279
Payroll and overhead	8,898	619	8,279	7,462	817
Other expenses	3,624	(59)	3,683	4,949	(1,266)
Delivery expense	9,493	1,202	8,291	9,533	(1,242)
Total	$30,770	$1,899	$28,871	$29,272	$(401)

Selling, general, and administrative expense was $30.8 million for the thirteen-week period ended June 1, 2013, an increase of $1.5 million, or 5.1%, compared to $29.3 million for the fourteen-week period ended June 2, 2012. Excluding the Acquisitions, selling, general, and administrative expense for the thirteen-week period ended June 1, 2013 was $28.9 million, a decrease of $400,000, or 1.4%, compared to $29.3 million for the fourteen-week period ended June 2, 2012.

OPERATING INCOME

As a result of the above, our operating income was $59.6 million for fiscal 2013, compared to operating income of $88.7 million for fiscal 2012. Operating income as a percent of net sales for fiscal 2013 was 4.6%, compared to operating income as a percent of net sales of 8.0% for fiscal 2012. In fiscal 2013 we recorded legal settlement expense of $28.0 million related to the settlement reached in the In re Processed Egg Products Antitrust litigation.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as equity in income of affiliates, patronage dividends, and interest expense. Other income for fiscal 2013 was $16.0 million compared to other income of $50.4 million for fiscal 2012. As a percent of net sales, other income was 1.2% for fiscal 2013, compared to 4.5% for fiscal 2012.

Net interest expense increased by $148,000 as compared to fiscal 2012.   In fiscal 2013, we recorded patronage refunds and dividends from EB in the amount of $14.3 million, compared to $44.9 million in fiscal 2012, which includes a special patronage dividend of $38.3 million in connection with the formation of a joint venture between EB and Land O’ Lakes, Inc. We account for our investment in EB under the cost method. For additional information, see Note 19 of the Notes to Consolidated Financial Statements.

Our equity in income of affiliates decreased from $7.5 million in fiscal 2012 to $3.5 million in fiscal 2013 due to special patronage dividends received by an affiliated entity. In fiscal 2012, Specialty Eggs, LLC, an affiliated entity which is a franchisee and cooperative owner of EB, received similar special distributions from EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $1.2 million during fiscal 2013, compared to $10.3 million in the prior year. For additional information, see Notes 3 and 19 of the Notes to Consolidated Financial Statements.

Other income (expense), Other, net increased from $1.7 million in fiscal 2012 to $2.1 million in fiscal 2013. In fiscal 2012, we finalized our insurance claim on the Shady Dale, Georgia fire and recorded a gain of $1.1 million on the fixed assets destroyed in this fire. In fiscal 2013, we recorded royalty income of $4.3 million related to oil and gas wells located on property we own in Texas, compared to $580,000 in fiscal 2012.

INCOME TAXES

For the fiscal year ended June 1, 2013, our pre-tax income was $75.6 million, compared to $139.1 million for fiscal 2012. Income tax expense of $24.8 million was recorded for fiscal 2013 with an effective income tax rate of 32.8%, compared to $49.1 million for fiscal 2012 with an effective income tax rate of 35.3%.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest in AEP and TEP for fiscal 2013 was $338,000 as compared to $232,000 for fiscal 2012.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2013 was $50.4 million, or $2.10 per basic and diluted share, compared to $89.7 million, or $3.76 per basic share and $3.75 per diluted share, for fiscal 2012.

Fiscal Year Ended June 2, 2012 Compared to Fiscal Year Ended May 28, 2011

NET SALES

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

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa. In fiscal 2012, non-specialty shell eggs represented approximately 75.6% of our shell egg dollar sales, compared to 75.6% for fiscal 2011. Sales of non-specialty shell eggs accounted for approximately 83.7% of our total shell egg dozen volumes in fiscal 2012, compared to 83.9% in fiscal 2011.

For the fourteen-week period ended June 2, 2012, non-specialty shell eggs represented approximately 73.9% of our shell egg dollar sales, compared to 75.1% for the thirteen-week period ended May 28, 2011. For the fourteen-week period ended June 2, 2012, non-specialty shell eggs accounted for approximately 83.5% of the total shell egg dozen volume, compared to 83.5% for the thirteen-week period ended May 28, 2011.

In fiscal 2012, we continued to increase our sales volume of specialty eggs, which include nutritionally enhanced, cage free and organic eggs. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For fiscal 2012, specialty eggs accounted for 24.0% of shell egg dollar sales, as compared to 24.0% in fiscal 2011, and 16.3% of shell egg dozens sold in fiscal 2012, as compared to 16.1% in fiscal 2011. From fiscal 2011 to fiscal 2012, the quantity of specialty eggs sold increased 9.1%.

For the fourteen-week period ended June 2, 2012, specialty shell eggs represented approximately 25.8% of our shell egg dollar sales, compared to 24.5% for the thirteen-week period ended May 28, 2011. For the fourteen-week period ended June 2, 2012, specialty shell eggs accounted for approximately 16.5% of the total shell egg dozen volume, compared to 16.5% for the thirteen-week period ended May 28, 2011.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and baby chicks, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form. For fiscal 2012 our egg product sales were $32.9 million, an increase of $6.0 million, or 22.3%, compared to $26.9 million for fiscal 2011. Our volume of egg products sold for fiscal 2012 was 55.2 million pounds, an increase of 1.4 million pounds, or 2.6%, compared to 53.8 million pounds for fiscal 2011. This increase is due to a increased availability of eggs for breaking. In fiscal 2012, the price per pound of egg products sold was $0.596 compared to $0.500 for fiscal 2011, which is an increase of 19.1%. Prices received for our egg products increased in fiscal year 2012 due to a favorable change in the mix of products sold. For the 53 week period ending June 2, 2012 the market prices for unpasteurized liquid whole egg, unpasteurized liquid egg whites and unpasteurized liquid egg yolk were up 21.2%, 16.0% and 4.3%, respectively, compared to the same period in fiscal 2011. Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”). For fiscal 2012, egg product sales for AEP were $15.9 million, compared to $13.6 million for fiscal 2011, an increase of $2.3 million, or 16.9%. For AEP the volume of egg products sold for fiscal 2012 was 28.0 million pounds, a decrease of 200,000 pounds, or 0.7%, compared to 28.2 million pounds for fiscal 2011. The egg product sales for TEP in fiscal 2012 were $17.0 million, compared to $13.4 million for fiscal 2011, an increase of $3.6 million, or 26.9%. For TEP the volume of egg products sold for fiscal 2012 was 27.2 million pounds, an increase of 1.6 million pounds, or 6.3%, compared to 25.6 million pounds for fiscal 2011.

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

Cost of sales for the fiscal year ended June 2, 2012 was $911.3 million, an increase of $154.2 million, or 20.4%, compared to cost of sales of $757.1 million for fiscal 2011. On a comparable basis, dozens produced increased, dozens purchased from outside shell egg producers increased and cost of feed ingredients increased in fiscal 2012. In fiscal 2012 we produced 75% of the eggs sold by us, compared to 77% in fiscal 2011. Feed cost for fiscal 2012 was $0.469 per dozen, compared to $0.394 per dozen for the prior fiscal year, an increase of 19.0%. Gross profit decreased from 19.6% of net sales for fiscal 2011 to 18.1% of net sales for fiscal 2012.

Cost of sales for the fourteen-week period ended June 2, 2012 was $233.9 million, an increase of $32.9 million, or 16.4%, compared to cost of sales of $201.0 million for the thirteen-week period ended May 28, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	(53 & 52 weeks)
	June 2, 2012	May 28, 2011	Change
Category	(Amounts in thousands)
Stock compensation expense	$502	$(151)	$653
Specialty egg expenses	33,541	28,736	4,805
Payroll and overhead	23,784	22,059	1,725
Other expenses	20,094	19,109	985
Delivery expense	35,209	31,695	3,514
Total	$113,130	$101,448	$11,682

Selling, general and administrative expense was $113.1 million in fiscal 2012, an increase of $11.7 million, or 11.5%, compared to $101.4 million for fiscal 2011. Stock compensation expense increased $653,000 for fiscal 2012. Stock compensation expense is dependent on the closing price of the Company’s Common Stock. As of June 2, 2012, our stock compensation arrangements classified as equity awards had been fully amortized. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. We also classify exercises under liability awards as stock compensation expense. The increase in specialty egg expense is attributable to the increase in the dozens of specialty eggs sold in fiscal 2012 compared to fiscal 2011. Payroll and overhead increased as compared to the same period in fiscal year 2011 due to hiring additional administrative personnel and general salary increases. Other expenses increased primarily due to an increase in insurance, temporary labor, consultant, and bad debt expense. Delivery expense increased due to increased costs of fuel and the increased costs paid for the use of outside trucking companies. As a percent of net sales, selling, general and administrative expense decreased from 10.8% for fiscal 2011 to 10.1% for fiscal 2012.

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

OPERATING INCOME

As a result of the above, our operating income was $88.7 million for fiscal 2012, compared to operating income of $83.5 million for fiscal 2011. Operating income as a percent of net sales for fiscal 2012 was 8.0%, compared to operating income as a percent of net sales of 8.8% for fiscal 2011.

OTHER INCOME (EXPENSE)

Other income or expense consists of income or costs not directly charged or related to operations such as equity in income of affiliates, patronage dividends, and interest expense. Other income for fiscal 2012 was $50.4 million compared to other income of $8.2 million for fiscal 2011. As a percent of sales, other income was 4.5% for fiscal 2012, compared to 0.9% for fiscal 2011.

Net interest expense decreased $2.3 million compared to fiscal 2011. In fiscal 2011, we recorded a loss of $2.6 million on the early extinguishment of debt with John Hancock Life Insurance Company. Rates earned on invested cash balances were lower in the current year.  In fiscal 2012, we recorded patronage refunds and dividends from EB in the amount of $44.9 million, compared to $5.3 million in fiscal 2011. In fiscal 2012 we received a special patronage dividend in connection with the formation of a joint venture between EB and Land O’ Lakes, Inc. In fiscal 2011, we recorded a gain of $4.8 million from the sale of non-voting stock in EB. We account for our investment in EB under the cost method. For additional information, see Note 19 of the Notes to Consolidated Financial Statements.

Our equity in income of affiliates increased due to similar amounts being paid by EB to Specialty Eggs, LLC, an affiliated entity which is a franchisee and cooperative owner of EB. Our ownership interest in Specialty Eggs, LLC is 50%. We account for our investment in Specialty Eggs, LLC using the equity method. Specialty Eggs, LLC received dividends and patronage refunds of $10.3 million during fiscal 2012, compared to $1.2 million in the prior year, and in fiscal 2011, it recognized a gain of $1.6 million from the sale of non-voting stock in EB. For additional information, see Notes 3 and 19 of the Notes to Consolidated Financial Statements.

Other income (expense), Other, net decreased from $2.4 million in fiscal 2011 to $1.7 million in fiscal 2012. In fiscal 2012, we finalized our insurance claim on the Shady Dale, Georgia fire and recorded a gain of $1.1 million on the fixed assets destroyed in this fire. In fiscal 2011, we finalized our insurance claim on the Farwell, Texas fire and recorded a gain of $1.8 million on the fixed assets destroyed in this fire. We recorded royalty income of $580,000 related to oil and gas wells located on property we own in Texas. As a percent of net sales, other income was 4.5% for fiscal 2012, compared to 0.9% for fiscal 2011.

INCOME TAXES

For the fiscal year ended June 2, 2012, our pre-tax income was $139.1 million, compared to $91.7 million for fiscal 2011. Income tax expense of $49.1 million was recorded for fiscal 2012 with an effective income tax rate of 35.3%, compared to $33.4 million for fiscal 2011 with an effective income tax rate of 36.4%.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest in AEP and TEP for fiscal 2012 was $232,000 compared to net loss attributable to noncontrolling interest of $2.6 million for fiscal 2011.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2012 was $89.7 million, or $3.76 per basic share and $3.75 per diluted share, compared to $60.8 million, or $2.55 per basic share and $2.54 per diluted share, for fiscal 2011.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at June 1, 2013 was $284.7 million, compared to $301.5 million at June 2, 2012. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.19 at June 1, 2013 compared to 3.14 at June 2, 2012. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows. We have $5.6 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at June 1, 2013, including current maturities, amounted to $65.0 million, compared to $76.2 million at June 2, 2012. See Note 9 in the notes to consolidated financial statements for information regarding our long-term debt instruments.

For the fiscal year ended June 1, 2013, $57.5 million in net cash was provided by operating activities. This compares to $98.1 million of net cash provided by operating activities for the fiscal year ended June 2, 2012. An increase in our receivable balance is the primary reason for the lower cash flow from operations in fiscal 2013. The increase in our receivable balance can be attributed to a higher average selling price in the last month of fiscal 2013 compared to fiscal 2012. In addition, increases in feed ingredient costs have negatively impacted our cash flow from operations.

For fiscal 2013, approximately $188.1 million was provided from the sale of short-term investments, $181.7 million was used for the purchase of short-term investments and net payments of $6.6 million were received from notes receivable and investments in affiliates. We used $74.9 million for the Acquisitions. Approximately $124,000 was provided from disposal of property, plant and equipment and $26.3 million was used for purchases of property, plant and equipment. Approximately $30.5 million was used for payment of dividends on common stock and $11.2 million was used for principal payments on long-term debt. We had a tax benefit of $380,000 from nonqualifying dispositions of incentive stock options. The net result of these activities was a decrease in cash of $72.1 million from June 2, 2012.

For the fiscal year ended June 2, 2012, $98.1 million in net cash was provided by operating activities. This compares to $62.3 million of net cash provided by operating activities for the fiscal year ended May 28, 2011. The increase in cash flow from operations was primarily the result of an 18.2% increase in sales combined with only a 7.0% increase in customer receivables.

For fiscal 2012, approximately $115.8 million was provided from the sale of short-term investments, $160.6 million was used for the purchase of short-term investments and net payments of $5.2 million were received from notes receivable and investments in affiliates. We received $38.3 million in connection with the formation of EBLLC, a joint venture between EB and LOL. EB formed EBLLC by contributing all of the assets of EB. Subsequent to the formation of EBLLC, LOL acquired a 50% interest in EBLLC. EB, which is a cooperative, distributed these proceeds to the members of EB as a special patronage dividend. Approximately $1.1 million was provided from disposal of property, plant and equipment and $26.8 million was used for purchases of property, plant and equipment. Approximately $19.9 million was used for payment of dividends on common stock and $11.9 million was used for principal payments on long-term debt. Approximately $260,000 was received from the issuance of Common Stock from treasury after the exercise of 19,200 stock options having a strike price of $2.125 per share and the exercise of 37,000 stock options having a strike price of $5.93 per share. We had a tax benefit of $58,000 from nonqualifying dispositions of incentive stock options. The net result of these activities was an increase in cash of approximately $39.4 million since May 28, 2011.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 1, 2013, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company finalized the Shady Dale, Georgia insurance claim in the fourth quarter of fiscal 2012. The insurance claim was related to a fire which damaged the Shady Dale, Georgia complex in the first quarter of fiscal 2011. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains related to property damage will be recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows. The Company received $3.7 million from insurance carriers as full settlement of the Shady Dale claim. The Company recorded total business interruption losses of $1.6 million as a reduction to “Cost of sales.” The Company recorded a gain of $1.0 million due to the property damage claim, which was recorded in “Other income (expense).” The remaining $1.1 million of the insurance proceeds was used to reimburse the Company for the book value of damaged inventory written off and other out of pocket expenses.

The Company is in the process of constructing a new integrated cage-free production complex at its existing location in Bremen, Kentucky, which will replace contract production at other locations. The project will include a processing plant and layer and pullet houses to accommodate approximately 400,000 laying hens. The project is expected to cost approximately $16.1 million and should be completed by October 2013. As of June 1, 2013 approximately $6.6 million of costs remained on the project.

The Company has begun construction of an expansion of its production facilities in south Texas. The project consists of the demolition of existing caged production facilities and construction of layer and pullet houses to accommodate approximately 200,000 cage-free laying hens. The project is expected to cost approximately $8 million and should be completed in late August of 2013. As of June 1, 2013 approximately $2.4 million of costs remained on the project.

The Company has approved construction of an expansion of its caged production facilities in south Texas. The project consists of the construction of 3 pullet houses to accommodate approximately 475,000 pullets and 6 layer houses to accommodate approximately 950,000 laying hens. The project is expected to cost approximately $20.6 million and should be completed in fiscal 2015. As of June 1, 2013 work had not yet begun on the project.

The Company is in the process of converting existing layer facilities into pullet facilities at our existing location in Dade City, FL. The project will include pullet houses to accommodate approximately 650,000 pullets. This project is expected to cost $7.7 million and should be completed by August 2014. As of June 1, 2013 approximately $6.2 million of costs remained on the project.

We reported a net loss attributable to Cal-Maine Foods, Inc. of $3.8 million ($0.16 per share) for the fourth quarter of fiscal 2013, and as a result, no dividends were declared with respect to such quarter. Dividends will not be declared upon completion of the first quarter of fiscal 2014 unless the Company reports net income attributable to Cal-Maine Foods, Inc. in excess of $3.8 million.

Looking forward to the next fiscal year, we believe that our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). At June 1, 2013, the Company is a guarantor of 50% of approximately $7.8 million of Delta Egg’s long-term debt. Delta Egg’s long-term debt is secured by substantially all the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner guarantees 50% of the debt. Payment under the guarantee would be required if Delta Egg is not able to pay the debt. The Company believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 9, and on lease obligations in Note 8, in the notes to the consolidated financial statements.

	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Over 5 years
Long-Term Debt (Principal)	$65,020	$10,373	$8,695	$8,526	$18,726	$6,900	$11,800
Long-Term Debt (Interest)	13,439	3,654	3,094	2,580	1,981	1,117	1,013
Legal Settlement Expense	28,000	28,000	-	-	-	-	-
Operating Leases	2,207	655	566	409	345	214	18
Total	$108,666	$42,682	$12,355	$11,515	$21,052	$8,231	$12,831

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information on changes in accounting principles and new accounting principles, see “Impact of Recently Issued Accounting Standards” in Note 1 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting standards requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management suggests our Summary of Significant Accounting Policies, as described in Note 1 of the notes to consolidated financial statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

LONG-LIVED ASSETS

Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances which indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. Our ownership percentages in these companies range from less than 20% to 50%. Therefore, these investments are recorded using the cost or the equity method, and accordingly, not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $20.4 million at June 1, 2013. The combined total assets and total liabilities of these companies were approximately $218.2 million and $47.9 million, respectively, at June 1, 2013. We are a guarantor of approximately $3.9 million of long-term debt of one of our affiliates.

GOODWILL

At June 1, 2013, our goodwill balance represented 3.3% of total assets and 4.6% of stockholders’ equity. Goodwill relates to the following:

Fiscal Period	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revision to purchase price for incremental purchase of Hillandale	9,257
2009	Revision to purchase price for incremental purchase of Hillandale	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revision to purchase price for incremental purchase of Hillandale	(338)
2013	Acquisition of Maxim Production Co.	2,300
	Total Goodwill	$24,417

Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, if we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we do not perform additional quantitative tests to determine the magnitude of any impairment.

INCOME TAXES

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes. We are periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control.  For example, feed costs, which during fiscal 2013 averaged 69% of our total farm egg production cost, increased 15% per dozen produced year-over-year.    We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices. The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the current fiscal year
Corn	$0.25 change in the average market price per bushel	$0.01	7,043,880
Soybean Meal	$25.00 change in the average market price per ton	$0.01	7,043,880

INTEREST RATE RISK

Our interest expense is sensitive to changes in the general level of U.S. interest rates. We maintain all of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $2.0 million at June 1, 2013.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of June 1, 2013 and June 2, 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended June 1, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of June 1, 2013 and June 2, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 1, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2013, expressed an unqualified opinion.

/s/ FROST, PLLC

Little Rock, Arkansas

August 5, 2013

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for par value amounts)

	June 1	June 2
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,984	$97,128
Investment securities available-for-sale	157,904	163,623
Receivables:
Trade receivables, less allowance for doubtful accounts of $771 in 2013 and $589 in 2012	79,352	58,630
Other	3,234	4,138
	82,586	62,768

Inventories	147,993	117,158
Prepaid expenses and other current assets	1,414	1,525
Total current assets	414,881	442,202

Other assets:
Other investments	20,413	22,330
Notes receivable – noncurrent	565	2,583
Goodwill	24,417	22,117
Other intangible assets	12,326	8,028
Other long-lived assets	7,017	6,441
	64,738	61,499
Property, plant and equipment, less accumulated depreciation	266,008	222,615
Total assets	$745,627	$726,316

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$47,234	$55,227
Accrued dividends payable	-	12,419
Accrued wages and benefits	14,407	12,434
Accrued income taxes payable	359	12,092
Accrued expenses and other liabilities	9,827	11,552
Accrued legal settlement expense (see Note 14 and 20)	28,000	-
Current maturities of long-term debt	10,373	11,458
Deferred income taxes	19,995	25,474
Total current liabilities	130,195	140,656

Long-term debt, less current maturities	54,647	64,762
Other noncurrent liabilities	4,322	3,165
Deferred income taxes	38,419	38,405
Total liabilities	227,583	246,988

Commitments and contingencies – See Notes 3, 8, 9, and 14

Stockholders' equity:
Common stock, $.01 par value Authorized shares - 60,000 in 2013 and 2012 Issued 35,130 shares in 2013 and 2012 with 21,698 and 21,521 shares outstanding, respectively	351	351
Class A common stock, $.01 par value Authorized shares - 2,400 in 2013 and 2012 Issued and outstanding shares - 2,400 in 2013 and 2012	24	24
Paid-in capital	39,052	33,651
Retained earnings	498,711	466,164
Accumulated other comprehensive income (loss), net of tax	166	(222)
Common stock in treasury, at cost –13,432 shares in 2013 and 13,609 in 2012	(20,572)	(20,843)
Total Cal-Maine Foods, Inc. stockholders' equity	517,732	479,125
Noncontrolling interest in consolidated entities	312	203
Total stockholders’ equity	518,044	479,328
Total liabilities and stockholders' equity	$745,627	$726,316

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Fiscal years ended
	June 1	June 2	May 28
	2013	2012	2011
Net sales	$1,288,104	$1,113,116	$941,981
Cost of sales	1,073,555	911,334	757,050
Gross profit	214,549	201,782	184,931
Selling, general and administrative	126,956	113,130	101,448
Legal settlement expense (see Note 14 and 20)	28,000	-	-
Operating income	59,593	88,652	83,483

Other income (expense):
Interest expense	(4,488)	(5,047)	(6,856)
Interest income	582	1,289	834
Loss on early extinguishment of debt	-	-	(2,648)
Gain on sale of investment in Eggland’s BestTM	-	-	4,829
Distribution from Eggland’s BestTM (see Note 19)	-	38,343	-
Patronage dividends	14,300	6,607	4,885
Equity in income of affiliates	3,480	7,495	4,701
Other, net	2,101	1,738	2,443
	15,975	50,425	8,188
Income before income taxes and noncontrolling interest	75,568	139,077	91,671
Income tax expense	24,807	49,110	33,403
Net income including noncontrolling interest	50,761	89,967	58,268
Less: Net income (loss) attributable to noncontrolling interest	338	232	(2,571)
Net income attributable to Cal-Maine Foods, Inc.	$50,423	$89,735	$60,839

Net income per share:
Basic	$2.10	$3.76	$2.55
Diluted	$2.10	$3.75	$2.54
Weighted average shares outstanding:
Basic	23,983	23,875	23,855
Diluted	24,044	23,942	23,942

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal years ended
	June 1	June 2	May 28
	2013	2012	2011
Net income, including noncontrolling interests	$50,761	$89,967	$58,268

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	724	157	(520)

Increase in accumulated postretirement benefits obligation, net of reclassification adjustments	(89)	-	-

Other comprehensive income (loss), before tax	635	157	(520)

Income tax expense (benefit) related to items of other comprehensive income (loss)	247	59	(200)

Other comprehensive income (loss), net of tax	388	98	(320)

Comprehensive income	51,149	90,065	57,948

Less: comprehensive income (loss) attributable to the noncontrolling interest	338	232	(2,571)

Comprehensive income attributable to Cal-Maine Foods, Inc.	$50,811	$89,833	$60,519

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Loss	Interests	Total
Balance at May 29, 2010	35,130	$351	2,400	$24	13,689	$(20,966)	$32,699	$365,821	$-	$(973)	$376,956

Dividends								(20,299)			(20,299)
Capital contributions - South Texas Protein, LLC										4,544	4,544
Deconsolidation of South Texas Protein, LLC										(1,029)	(1,029)
Issuance of common stock from treasury					(24)	37	106				143
Vesting of stock based compensation							218				218
Tax benefit on nonqualifying disposition of incentive stock options							396				396
Net income (loss) for fiscal 2011								60,839		(2,571)	58,268
Other comprehensive income									(320)		(320)

Balance at May 28, 2011	35,130	$351	2,400	$24	13,665	$(20,929)	$33,419	$406,361	$(320)	$(29)	$418,877

Dividends								(29,932)			(29,932)
Issuance of common stock from treasury					(56)	86	174				260
Tax benefit on nonqualifying disposition of incentive stock options							58				58
Net income for fiscal 2012								89,735		232	89,967
Other comprehensive income									98		98

Balance at June 2, 2012	35,130	$351	2,400	$24	13,609	$(20,843)	$33,651	$466,164	$(222)	$203	$479,328

Dividends								(18,105)			(18,105)
Issuance of common stock from treasury					(114)	174	4,826				5,000
Issuance of restricted stock from treasury					(63)	97	(97)				-
Restricted stock compensation expense							292				292
Tax benefit on nonqualifying disposition of incentive stock options							380				380
Reclassification equity of Texas Egg Products, LLC in connection with acquisitions - see Note 2								229		(229)	-
Net income for fiscal 2013								50,423		338	50,761
Other comprehensive income									388		388

Balance at June 1, 2013	35,130	$351	2,400	$24	13,432	$(20,572)	$39,052	$498,711	$166	$312	$518,044

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended
	June 1	June 2	May 28
	2013	2012	2011
Cash flows from operating activities
Net income including noncontrolling interests	$50,761	$89,967	$58,268
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	34,173	30,752	30,754
Deferred income taxes	(5,747)	5,330	10,354
Equity in income of affiliates	(3,480)	(7,495)	(4,701)
Property and equipment impairment charge	—	736	1,524
Gain on sale of Eggland’s BestTM investment	—	—	(4,829)
Distribution from Eggland’s BestTM (see Note 3)	—	(38,343)	—
Gain on deconsolidation of variable interest entity	—	—	(1,067)
(Gain) Loss on disposal of property, plant and equipment	1,496	(1,247)	(2,219)
Loss on early extinguishment of debt	—	—	2,648
Stock compensation (benefit) expense, net of amounts paid	411	(702)	(2,392)
Impairment of note receivable	912	—	—
(Gain) on fair value adjustment of contingent consideration	(1,250)	—	—
Change in operating assets and liabilities, net of effects from acquisitions (Increase) decrease in receivables and other assets	(21,670)	4,305	(22,200)
Increase in inventories	(6,377)	(7,137)	(16,112)
Increase in accounts payable, accrued expenses and other liabilities	8,309	21,892	12,282
Net cash provided by operating activities	57,538	98,058	62,310

Cash flows from investing activities
Purchases of investments	(181,721)	(160,630)	(156,906)
Sales of investments	188,110	115,796	137,238
Acquisition of businesses, net of cash acquired	(74,907)	—	—
Payments received from sale of Eggland’s BestTM investment	—	—	4,829
Distribution from Eggland’s BestTM (see Note 3)	—	38,343	—
Payments received on notes receivable and from investments in affiliates	6,640	5,352	3,587
Purchases of property, plant and equipment	(26,290)	(26,845)	(20,742)
Increase in notes receivable and investments in affiliates	(294)	(138)	(516)
Net proceeds from disposal of property, plant and equipment	124	1,073	1,905
Net cash used in investing activities	(88,338)	(27,049)	(30,605)

Cash flows from financing activities
Principal payments on long-term debt	(11,200)	(11,941)	(46,512)
Payment for early extinguishment of debt	—	—	(2,648)
Equity contribution to South Texas Protein, LLC	—	—	421
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	380	318	143
Payments of dividends	(30,524)	(19,937)	(24,883)
Net cash used in financing activities	(41,344)	(31,560)	(73,479)
Increase (decrease) in cash and cash equivalents	(72,144)	39,449	(41,774)
Cash and cash equivalents at beginning of year	97,128	57,679	99,453
Cash and cash equivalents at end of year	$24,984	$97,128	$57,679

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$42,667	$27,075	$28,934
Interest (net of amount capitalized and extinguishment fees)	3,543	4,407	6,449

Supplemental schedule of non-cash investing and financing activity:
Notes receivable from noncontrolling interest holders in South Texas Protein, LLC, for capital contribution	$—	$—	$4,123
Issuance of stock from treasury (see Note 2)	5,000	—	—
Contingent consideration recognized in acquisition of business	2,500	—	—

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

June 1, 2013

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

Primarily all of the Company’s sales are to wholesale egg buyers in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two affiliated customers, on a combined basis, accounted for 30.0%, 31.3% and 32.6% of the Company’s net sales in fiscal years 2013, 2012, and 2011, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was June 1, 2013 (52 weeks), June 2, 2012 (53 weeks), and May 28, 2011 (52 weeks) for the most recent three fiscal years.

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

In fiscal 2012 and 2011, the Company had a variable interest in Texas Egg Products, LLC (“TEP”) in which it was the primary beneficiary and accordingly consolidated the statements of financial position, results of operations and cash flows of this entity pursuant to ASC 810. After the acquisition of Pilgrim’s Pride Corporation’s commercial egg assets, as disclosed in Note 2, the Company no longer accounts for TEP as a VIE but consolidates TEP as a majority owned subsidiary. Total assets of TEP as of June 2, 2012 were $2,057 and consisted primarily of cash, receivables, and inventories.

The Company had a 43% ownership interest in South Texas Protein, LLC (“STP”), a spent hen processing facility. Through April 2011, we leased the primary operating facility to STP and provided STP certain financial support. Accordingly, we had a variable interest in STP and consolidated their financial statements in accordance with ASC 810 as we were the primary beneficiary. In April 2011, we terminated the operating lease and STP ceased operations. After STP ceased operations, we are no longer the primary beneficiary, and we no longer consolidate their financial results. Subsequent to the deconsolidation, STP is accounted for under the equity method of accounting.

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

Total assets of the VIE for which the Company is the primary beneficiary totaled $2,057 for fiscal 2012, net of elimination of intercompany balances. The total assets of the VIE for which the Company is the primary beneficiary represent 0.3% of the total assets shown in the Consolidated Balance Sheets for the fiscal period 2012.

The Company did not have any variable interest entities at June 1, 2013. Assets and liabilities of the VIE included in the Company’s consolidated balance sheets are as follows at June 2, 2012:

June 2, 2012
Current assets
Cash	$313
Receivables
Trade receivables, less allowance for doubtful accounts of $0 and $8, respectively	1,253
Inventories	326
Prepaid expenses and other current assets	66
Total current assets	1,958

Other long-lived assets	-
Property, plant and equipment, less accumulated depreciation	99
Total assets	$2,057

Current liabilities
Accounts payable	$411
Accrued expenses	40
Notes Payable	552
Total current liabilities	1,003

Total liabilities	1,003

Equity	$1,054

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At June 1 2013, and June 2, 2012, checks outstanding in excess of related book cash balances totaled approximately $9,588 and $20,366, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”). The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At June 1, 2013 we had unrealized gains of $220 and at June 2, 2012 we had unrealized losses of $222, net of tax, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At June 1, 2013 and June 2, 2012, we had $157,904 and $163,623, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, United States government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $79,352 at June 1, 2013 and $58,630 at June 2, 2012. Trade receivables are presented net of an allowance for doubtful accounts of $771 at June 1, 2013 and $589 at June 2, 2012. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At June 1, 2013 and June 2, 2012 two affiliated customers accounted for approximately 28% and 32%, respectively, of the Company’s trade accounts receivable.

Notes Receivable

In April 2011, the Company received $3,811 in notes from the noncontrolling members in STP. Since it has ceased operations, we deconsolidated STP in April 2011. Upon the deconsolidation of STP, amounts owed to the Company by STP were apportioned to the members according to their ownership percentage. These notes are payable to the Company in quarterly installments of principal and interest through 2016, and bear interest at 2.46%. At June 1, 2013 we did not have any notes receivable from our trade customers. We had a note receivable of $660 due from one of our trade customers at June 2, 2012. The notes receivable from our trade customer is non-interest bearing, except in the event of default whereby the interest rate becomes 18%.

Notes receivable are recorded at amortized cost. We recognize interest income on these notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We assess the collectability of notes receivable on a periodic basis. Our assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. During fiscal year 2013, we recognized an impairment loss of $912 related to the notes receivable from STP members. The impairment loss is included in selling, general, and administrative expenses.

The notes receivable are due as follows:

Year	Amount
2014	$428
2015	401
2016	164
Total	$993

The current amount due is included in the “Receivables” section of our Consolidated Balance Sheet in the line item “Other.” The current amount due was $428 and $1,422 for fiscal years 2013 and 2012, respectively. The non-current portion is included in the “Other assets” section of our Consolidated Balance Sheet in the line item “Notes receivable – noncurrent.” The non-current amount due was $565 and $2,583 for fiscal years 2013 and 2012, respectively.

Inventories

Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market.

The cost associated with flocks, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during a growing period of approximately 22 weeks. Flock costs are amortized to cost of sales over the productive lives of the flocks, generally one to two years. Flock mortality is charged to cost of sales as incurred.

The Company does not disclose the gross cost and accumulated amortization with respect to its flock inventories since this information is not utilized by management in the operation of the Company.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, other than goodwill, for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows (undiscounted and without interest charges) are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Intangible Assets

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles, and are amortized over their estimated useful lives of 3 to 25 years. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts have been fully amortized and the asset is no longer in use. Included in other long-lived assets are loan acquisition costs, which are amortized over the life of the related loan.

Goodwill

Goodwill represents the excess of cost of business acquisitions over the fair value of the identifiable net assets acquired. Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, if we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we do not perform additional quantitative tests to determine the magnitude of any impairment.

Accrued Self Insurance

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At June 1, 2013 and June 2, 2012, we had dividends payable of $0 and $12,419, respectively, which represent accrued unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $38,115, $35,209, and $31,695, in fiscal years 2013, 2012, and 2011, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs totaled $5,114, $4,245, and $5,768 in fiscal 2013, 2012, and 2011, respectively.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Based Compensation

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. See Note 11: Stock Compensation Plans for more information.

Net Income per Common Share

Basic net income per share is based on the weighted average common and Class A shares outstanding. Diluted net income per share includes any dilutive effects of stock options outstanding and unvested restricted shares.

Basic net income per share was calculated by dividing net income by the weighted-average number of common and Class A shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and unvested restricted shares. The computations of basic net income per share and diluted net income per share are as follows:

	June 1, 2013	June 2, 2012	May 28, 2011
Net income attributable to Cal-Maine Foods, Inc.	$50,423	$89,735	$60,839

Basic weighted-average common shares (including Class A)	23,983	23,875	23,855

Effect of dilutive securities:
Common stock options and restricted stock	61	67	87
Dilutive potential common shares	24,044	23,942	23,942

Net income per common share:
Basic	$2.10	$3.76	$2.55

Diluted	$2.10	$3.75	$2.54

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

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

The Company expenses the costs of litigation as they are incurred.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for us on August 31, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

2. Acquisitions

Pilgrim’s Pride Acquisition

On August 10, 2012, the Company purchased substantially all of the commercial egg assets of Pilgrim’s Pride Corporation (“PPC”) for $16,318 in cash at closing, plus additional cash consideration of up to $2,500 based upon a formulaic methodology that takes into account commodity feed prices and the price of shell eggs for the period September 2012 through August 2013. The fair value of the contingent earn-out payment was approximately $2,500 at the acquisition date. The liability will be remeasured at each reporting date with adjustments flowing through earnings until the contingency is settled in the first quarter of fiscal year 2014 (see Note 16).   The cash purchase price was funded from our available cash balances. The assets acquired include two production complexes with capacity for approximately 1.4 million laying hens located near Pittsburg, Texas, and PPC’s 13.6% interest in Texas Egg Products, LLC (TEP), which gave the Company a majority ownership interest in TEP. The results of the Company’s operation of the assets acquired are included in the Company’s consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired, based on their fair values:

Assets acquired:

Inventories	$3,615
Property, plvant, and equipment	14,059
Other intangible assets	1,144
Total assets acquired	$18,818

The purchase price exceeded the fair values of the tangible assets acquired by $1,144. The acquired intangible asset is made up of a customer relationship intangible (8-year useful life).

Maxim Acquisition

On November 15, 2012, the Company acquired the commercial egg assets of Maxim Production Co., Inc. (“MPC”) located near Boling, Texas for $64,942. The purchase price was partially funded with $58,589 in cash and the issuance of $5,000 in common stock, and the remainder of the purchase price was funded through certain setoffs and credits. A total of 114,108 common shares were issued from treasury to fund the $5,000 of stock issued. The assets purchased include a feed mill, two production complexes with capacity for 3.5 million laying hens, and a pullet grow out facility near Boling, Texas. The purchase includes approximately 500,000 laying hens which are contracted to independent growers near Gonzales, Texas and MPC’s 21.8% interest in TEP, which gives us a 72.1% ownership in TEP. The results of the Company’s operation of the assets acquired are included in the Company’s consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the assets acquired, based on their fair values:

Assets acquired:

Inventories	$20,845
Property, plant, and equipment	35,802
Customer relationship	5,600
Goodwill	2,300
Note receivable - noncurrent	295
Other intangible assets	100
Total assets acquired	$64,942

The purchase of the commercial egg assets of MPC includes an earn-out contingency of $4,400. This earn-out is based on earnings of the acquired business exceeding a certain level of EBITDA (earnings before interest, taxes, depreciation, and amortization) over a three year period. Based upon management’s preliminary assessment at the acquisition date, the fair value of the contingent consideration at the acquisition date was $0. The fair value will be remeasured at each reporting date until the contingency is settled in the second quarter of fiscal year 2016 (see Note 16).

The purchase price of MPC exceeded the fair values of the tangible assets acquired by $8,000. The fair value of acquired finite-lived intangible assets is $5,700, which is made up of a customer relationship of $5,600 (8-year useful life) and a non-compete agreement $100 (5-year useful life). The remainder of the excess purchase price, amounting to $2,300 was recorded as goodwill, of which the entire amount is expected to be deductible for income tax purposes.  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and MPC.

The fair value measurements were primarily based on significant inputs that are not observable in the markets.  The income approach was primarily used to value the customer relationships.  The income approach indicates value for an asset based on the present value of cash flows projected to be generated by the asset.  Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows for the time value of money.  The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was utilized for certain property, plant and equipment of MPC and PPC.  The cost to replace given assets reflects the estimated reproduction or replacement cost of the asset, less an allowance for loss in value due to depreciation.  The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for inventory of MPC and PPC and any noncontrolling interest.  The market approach indicates value based on financial multiples available for similar entities and adjustments for lack of control or lack of marketability that market participants would consider in determining fair value.  Goodwill on business combination recognizes the difference in the fair value of the assets acquired and liabilities assumed, net of the acquisition price.

The following unaudited pro forma information was prepared assuming the acquisition of the commercial egg assets of PPC and MPC had taken place at the beginning of fiscal year 2012. In preparing the pro forma information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Year ended
	June 1, 2013	June 2, 2012
Net sales	$1,344,279	$1,241,475
Net income attributable to Cal-Maine Foods, Inc.	$50,053	$93,449

Net income per share attributable to Cal-Maine Foods, Inc.:
Basic net income per share	$2.09	$3.91
Diluted net income per share	$2.08	$3.90

3. Investment in Affiliates

The Company owns 50% of each of Specialty Eggs LLC, Delta Egg Farm, LLC (“Delta Egg”), and Dallas Reinsurance, Co., LTD. as of June 1, 2013. Investment in affiliates, recorded using the equity method of accounting, are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $17,695 and $20,090 at June 1, 2013 and at June 2, 2012, respectively. Equity in income of $3,480, $7,495, and $4,701 from these entities has been included in the Consolidated Statements of Income for fiscal 2013, 2012, and 2011, respectively.

The Company is a guarantor of 50% of Delta Egg’s long-term debt, which totaled approximately $7,750 at June 1, 2013. Delta Egg’s long-term debt is secured by substantially all fixed assets of Delta Egg and is due in monthly installments through fiscal 2018. Delta Egg is engaged in the production, processing and distribution of shell eggs. The other 50% owner guarantees 50% of the debt. The guarantee arose when Delta Egg borrowed funds to construct its production and processing facility in 1999. The guarantee would be required if Delta Egg is unable to pay the debt. Management of the Company believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative. At June 1, 2013 and June 2, 2012, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB. In April 2012, EB formed Eggland’s Best, LLC (“EBLLC”) by contributing the assets of EB. Subsequent to the formation of EBLLC, EB sold to Land O’Lakes, Inc. (“LOL”) a 50% interest in EBLLC. The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method. The carrying value of this investment at June 1, 2013 and June 2, 2012 was $768.

The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates for the fiscal years indicated:

	June 1, 2013	June 2, 2012	May 28, 2011
Sales to affiliates	$43,270	$37,930	$31,968
Purchases from affiliates	71,325	69,108	59,216

	June 1, 2013	June 2, 2012
Accounts receivable from affiliates	$3,319	$4,536
Accounts payable to affiliates	3,056	3,292

4. Inventories

Inventories consisted of the following:

	June 1, 2013	June 2, 2012
Flocks, net of accumulated amortization	$83,894	$71,071
Eggs	13,694	9,856
Feed and supplies	50,405	36,231
	$147,993	$117,158

The Company charged amortization and mortality expense to cost of sales associated with the flocks as follows:

	June 1, 2013	June 2, 2012	May 28, 2011
Amortization	$88,601	$87,532	$72,268
Mortality	4,670	4,865	4,151
Total flock costs charge to cost of sales	$93,271	$92,397	$76,419

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 1, 2013	June 2, 2012
Prepaid insurance	$1,110	$763
Other prepaid expenses	234	622
Other current assets	70	140
	$1,414	$1,525

6. Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following:

		Other Intangibles

		Franchise	Customer	Non-compete	Total other
	Goodwill	rights	relationships	agreements	intangibles
Balance May 28, 2011	$22,117	$2,873	$7,152	$38	$10,063
Amortization	-	(521)	(1,476)	(38)	(2,035)
Balance June 2, 2012	$22,117	$2,352	$5,676	$-	$8,028
Additions	$2,300	$-	$6,744	$100	$6,844
Amortization	-	(521)	(2,013)	(12)	$(2,546)
Balance June 1, 2013	$24,417	$1,831	$10,407	$88	$12,326

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows:

	June 1, 2013		June 2, 2012
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Franchise rights	$5,284	$(3,453)	$5,284	$(2,932)
Customer relationships	17,644	(7,237)	10,900	(5,224)
Non-compete agreements	100	(12)	-	-
Total	$23,028	$(10,702)	$16,184	$(8,156)

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended June 1, 2013, June 2, 2012, and May 28, 2011 totaled $2,546, $2,035, and $2,460, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For fiscal period	Estimated amortization expense
2014	$2,744
2015	2,711
2016	2,642
2017	1,230
2018	885
Thereafter	2,114
Total	$12,326

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 1,	June 2,
	2013	2012
Land and improvements	$71,815	$61,149
Buildings and improvements	223,745	207,617
Machinery and equipment	288,391	248,655
Construction-in-progress	16,094	12,084
	600,045	529,505
Less: accumulated depreciation	334,037	306,890
	$266,008	$222,615

Depreciation expense was $31,180, $28,329 and $28,036 in fiscal years 2013, 2012 and 2011, respectively.

Farwell, TX

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the fire at the Farwell, Texas complex on July 9, 2009. Business interruption insurance covers lost profits and other costs incurred during the loss period.

Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.

The Company finalized the Farwell insurance claim in the fourth quarter of fiscal 2011. The Company received a total of $16,407 from insurance carriers as full settlement of the Farwell claim of which of $6,097 was for business interruption losses and the remainder for property damage and expenses. The Company recorded a gain of $1,801 in fiscal 2011 due to the property damage claim, which was recorded in “Other income (expense).” Due to the loss of inventory and other out of pocket expenses, net of insurance proceeds received, the Company recorded a loss of $698 in fiscal 2011 as an increase to “Cost of sales.” The business interruption proceeds were recorded as a decrease to “Cost of sales” in fiscal 2011.

Shady Dale, GA

In first quarter of fiscal 2011, the Shady Dale, Georgia complex was damaged by a fire. The fire destroyed one of the twelve layer houses, which was empty at the time. There was an additional loss of laying hens at three adjoining layer houses due to smoke inhalation.

The Company received $3,684 from insurance carriers as full settlement of the Shady Dale claim. The Company recorded total business interruption losses of $1,579 as a reduction to “Cost of sales” in fiscal 2012. The Company recorded a gain of $1,021 during fiscal year 2012 due to the property damage claim, which was recorded in “Other income (expense).” The remaining portion of the insurance proceeds, $1,084, was used to reimburse the Company for the book value of damaged inventory written off and other out of pocket expenses. The Company finalized the insurance claim in the fourth quarter of fiscal year 2012.

8. Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at June 1, 2013 are as follows:

2014	$655
2015	566
2016	409
2017	345
2018	214
Thereafter	18
Total minimum lease payments	$2,207

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  The Company has guaranteed under certain operating leases the residual value of transportation equipment at the expiration of the leases. Vehicle rent expense totaled $382, $538 and $479 in fiscal 2013, 2012 and 2011, respectively. Rent expense excluding vehicle rent was $2,940, $2,937, and $3,446 in fiscal 2013, 2012 and 2011, respectively, primarily for the lease of certain operating facilities and equipment.

9. Credit Facilities and Long-Term Debt

Long-term debt consisted of the following:

	June 1	June 2
	2013	2012

Note payable at 6.20%, due in monthly principal installments of $250, plus interest, maturing in 2019	$19,500	$22,500
Note payable at 5.99%, due in monthly principal installments of $150, plus interest, maturing in 2021	16,300	18,100
Note payable at 6.35%, due in monthly principal installments of $100, plus interest, maturing in 2017	12,700	13,900
Series A Senior Secured Notes at 5.45%, due in monthly installments of $176, plus interest, beginning in January 2009 through 2018	10,524	12,629
Note payable at 6.40%, due in monthly principal installments of $35, plus interest, maturing in 2018	3,980	4,400
Note payable at 6.80%, due in monthly principal installments of $165, plus interest, maturing in 2014	1,190	3,170
Note payable at 6.07%, due in monthly principal installments of $33, plus interest, maturing in 2015	569	969
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	257	552
Total debt	65,020	76,220
Less: current maturities	10,373	11,458
Long-term debt, less current maturities	$54,647	$64,762

The aggregate annual fiscal year maturities of long-term debt at June 1, 2013 are as follows:

2014	$10,373
2015	8,695
2016	8,526
2017	18,726
2018	6,900
Thereafter	11,800
$65,020

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 1, 2013, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

Interest of $3,926, $4,557, and $9,310 was paid during fiscal 2013, 2012 and 2011, respectively.  Interest paid in fiscal 2011 includes the $2,648 paid for the early extinguishment of debt.  Interest of $383, $150, and $213 was capitalized for construction of certain facilities during fiscal 2013, 2012 and 2011, respectively.

10. Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws. The plan is funded by contributions from the Company and its employees. Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees. The Company uses stop-loss insurance to limit its portion of medical claims to $200 per occurrence. The Company's expenses including accruals for incurred but not reported claims were approximately $7,391, $7,269, and $6,457 in fiscal years 2013, 2012 and 2011, respectively. The liability recorded for incurred but not reported claims was $600 as of June 1, 2013 and June 2, 2012

The Company had an employee stock ownership plan (“ESOP”) and a 401(k) plan that covered substantially all employees. In April 2012, the Company combined the ESOP and 401(k) plans into a single plan known as a KSOP (“the Plan”). The prior provisions of the Company’s 401(k) plan and ESOP remained substantially unchanged in the combined plan. The Company makes cash contributions to the Plan at a rate of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions can be made in cash or the Company's Common Stock, and vest immediately. The Company's cash contributions to the Plan were and predecessor ESOP were $1,834, $1,870 and $1,849 in fiscal years 2013, 2012 and 2011, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2013, 2012, or 2011. Dividends on the Company’s common stock are paid to the Plan in cash. The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets. The Plan sold common stock on the NASDAQ to pay benefits to Plan participants. Participants may make 401(k) contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations. The Company does not match participant 401(k) contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Payments made under the plan were $50 in fiscal years 2013, 2012, and 2011. The liability recorded related to these agreements was $1,663 and $1,214 at June 1, 2013 and June 2, 2012, respectively.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company. The awards issued under this plan were $156, $129, and $138 in fiscal 2013, 2012 and 2011, respectively. Payments made under the plan were $106 and $0 in fiscal 2013 and 2012, respectively. The liability recorded related to these agreements was $1,026 and $763 at June 1, 2013 and June 2, 2012, respectively.

Deferred compensation expense for both plans totaled $786, $193 and $138 in fiscal 2013, 2012 and 2011, respectively.

Postretirement Medical Plan

The Company maintains an unfunded postretirement medical plan to provide limited health benefits to certain qualified retired employees and officers. Retired non-officers and spouses are eligible for coverage until attainment of Medicare eligibility, at which time coverage ceases. Retired officers and spouses are eligible for lifetime benefits under the plan. Officers and their spouses, who retired prior to May 1, 2012, must participate in Medicare Plans A and B. Officers, and their spouses, who retire on or after May 1, 2012 must participate in Medicare Plans A, B, and D.

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, under which an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in that funded status in the year the change occurs through comprehensive income. Additionally, pension expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $819 and $641 as of June 1, 2013 and June 2, 2012, respectively. The remaining disclosures associated with ASC 715 are immaterial to the company’s financial statements.

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

On October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock that are available for awards under the 2012 Plan is 500,000 shares issuable from the Company’s treasury stock. Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees).

On January 15, 2013, the Company granted 63,000 shares of restricted stock from treasury under the 2012 Plan. The restricted shares vest three years from the grant date and contain no other service or performance conditions. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends. Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period. Our unrecognized compensation expense as a result of non-vested shares at June 1, 2013 was $2,038. The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.67 years.

The Company recognized stock compensation expense of $291 for equity awards and $312 for liability awards in fiscal 2013. In fiscal 2012, the Company recognized stock compensation expense of $0 for equity awards and $502 for liability awards. In fiscal 2011, the Company recognized stock compensation expense of $218 for equity awards and a benefit of $370 for liability awards.

A summary of our equity award activity and related information for our stock options is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, May 28, 2011	99,200	$5.19
Granted	-	-
Exercised	56,200	4.63
Forfeited	-	-
Outstanding, June 2, 2012	43,000	$5.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, June 1 , 2013	43,000	$5.93	2.21	$1,669
Exercisable, June 1, 2013	43,000	$5.93	2.21	$1,669

The intrinsic value of stock options exercised totaled $0, $1,808 and $604 in fiscal years 2013, 2012, and 2011, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 2, 2012	-	$-
Granted	63,000	41.08
Vested	-	-
Forfeited	-	-
Outstanding, June 1, 2013	63,000	$41.08

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 28, 2011	72,675	$6.10
Granted	-	-
Exercised	41,075	5.93
Forfeited	-	-
Outstanding, June 2, 2012	31,600	$6.31
Granted	-	-
Exercised	5,100	5.93
Forfeited	-	-
Outstanding, June 1, 2013	26,500	$6.38	2.67	$1,016
Exercisable, June 1, 2013	26,500	$6.38	2.67	$1,016

We determined the fair value of our obligation related to unexercised liability awards as of June 1, 2013 and June 2, 2012 was $986 and $866, respectively. Total payments for liability awards exercised totaled $192, $1,204, and $2,023, for fiscal 2013, 2012 and 2011, respectively.

The fair value of liability awards was estimated as of June 1, 2013, June 2, 2012, and May 28, 2011 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	June 1, 2013	June 2, 2012	May 28,2011
Risk-free interest rate	0.13%	0.17%	0.18%
Dividend yield	2.66%	3.35%	4.39%
Volatility factor of the expected
market price of our stock	23.65%	14.70%	16.25%
Weighted-avg. expected life of the rights	1 yr.	1 yr.	1 yr.

12. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 1	June 2	May 28
	2013	2012	2011
Current:
Federal	$28,144	$37,770	$21,970
State	2,410	6,010	1,079
	30,554	43,780	23,049
Deferred:
Federal	(4,937)	4,300	8,528
State	(810)	1,030	1,826
	(5,747)	5,330	10,354
	$24,807	$49,110	$33,403

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	June 1	June 2
	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$35,108	$32,871
Cash basis temporary differences	817	981
Inventories	32,720	27,383
Investment in affiliates	4,248	6,501
Other comprehensive income	95	-
Other	3,540	2,096
Total deferred tax liabilities	76,528	69,832

Deferred tax assets:
Accrued expenses	13,957	2,353
Other	4,157	3,459
Other comprehensive loss	-	141
Total deferred tax assets	18,114	5,953
Net deferred tax liabilities	$58,414	$63,879

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	June 1	June 2	May 28
	2013	2012	2011

Statutory federal income tax	$26,331	$48,595	$32,985
State income taxes, net	1,040	4,576	1,889
Domestic manufacturers deduction	(2,860)	(3,596)	(2,371)
Tax exempt interest income	(76)	(267)	(220)
Other, net	372	(198)	1,120
	$24,807	$49,110	$33,403

Federal and state income taxes of $42,679, $27,585, and $32,755 were paid in fiscal years 2013, 2012, and 2011, respectively. Federal and state income taxes of $12, $510, and $3,821 were refunded in fiscal years 2013, 2012, and 2011, respectively.

We had no significant unrecognized tax benefits at June 1, 2013 or at June 2, 2012. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal year 2008 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Other Matters

The carrying amounts in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $67,130.  The fair value for long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $2,028 at June 1, 2013.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

14. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $5,600 at June 1, 2013. These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the consolidated balance sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

Litigation

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions. The Company assesses the likelihood of material adverse judgments or outcomes to the extent losses are reasonably estimable. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Each of these cases has now been largely resolved by settlements immaterial to the Company, and management believes the risk of material loss to the Company from resolution of the remaining matters in these cases is remote.

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

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling. Management believes the risk of material loss related to this matter to be remote.

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

The Direct Purchaser Putative Class Action. The direct purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss direct purchaser class plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court.  The direct purchasers filed an amended complaint, and the Company filed a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. The court has granted final approval to two settlements in these cases. In one settlement, the settling party will not pay any money to the putative class. Instead, the settling defendant, while denying all liability and while remaining a defendant in certain non-class cases, will provide cooperation in the form of documents and witness interviews to the direct class plaintiffs’ attorneys. In the other settlement, the settling defendant will pay a total of $25 million and would provide other consideration in the form of documents, witness interviews, and declarations. This settling defendant denied all liability in its agreement with the direct purchaser class plaintiffs and stated publicly that it settled merely to avoid the cost and uncertainty of continued litigation.

On July 23, 2013, we announced that we have reached an agreement in principle to settle this matter. See “Proposed Settlement of the Direct Purchaser Putative Class Action” below

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss claims arising outside the limitations period applicable to most causes of action. Discovery is ongoing in this case.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted the defendants’ motion to dismiss the direct plaintiffs’ claims for damages outside the four-year statute of limitations but did so without prejudice to the plaintiffs’ right to seek leave to further amend their complaint if they, in good faith, believe they can address the deficiencies noted by the court. The direct plaintiffs have filed further amended complaints, and the Company has filed a renewed motion to dismiss the claims in the new complaint that are barred by the four-year statute of limitations. Discovery is ongoing in this case.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling. The Pennsylvania court has not set a trial date for any of the consolidated cases. The Kansas state court has entered a schedule for discovery and dispositive motions. The Kansas state court case is set for trial starting June 16, 2014.

Proposed Settlement of the Direct Purchaser Putative Class Action. On July 23, 2013, the Company announced that it has reached an agreement in principle to settle all direct purchaser class claims against the Company in the above described direct purchaser putative class action. Pursuant to the agreement in principle, which is subject to finalization by the parties and court approval, the Company would be obligated to pay $28 million to fully and finally resolve these claims. The other terms and conditions of the proposed settlement are not expected to have a material impact to the Company’s results of operations. The Company recorded a pre-tax charge in the fourth quarter of fiscal 2013 of approximately $28 million, which amounts to $17 million, $0.71 per basic share, after tax with respect to the proposed settlement.

This settlement does not affect the indirect purchaser putative class action and does not necessarily resolve the seven non-class cases still pending.  The Company intends to continue to defend these cases as vigorously as possible based on defenses which the Company believes are meritorious and provable. While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced, assuming the court approves the proposed settlement, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation. At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases. Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility. The Company is cooperating with the EPA and MDEQ in their investigations and, to facilitate settlement negotiations regarding the alleged violations, has entered into an amended tolling agreement for the period commencing January 1, 2013 and ending September 30, 2013, which would not be included in computing the running of any statute of limitations applicable to any action brought by the United States and/or Mississippi. Although management believes there is at least a reasonable possibility of loss in this matter, we cannot reasonably estimate the possible loss or range of loss due to the stage of the matter and complexity of the issues involved

IRS Voluntary Compliance

The Company has filed an IRS Voluntary Compliance filing to correct salary deferral contribution discrepancies which were found during the 2012 audit. The Company is responsible for contributing makeup contributions and earnings to the Cal-Maine Foods, Inc. Savings and Retirement Plan. The total amount calculated to correct the contribution problem was $1.4 million as of December 31, 2012. As part of the Voluntary Compliance correction, the Company has already contributed $609,000 to the Cal-Maine Foods, Inc. Savings and Retirement Plan as makeup contributions and lost earnings. At issue is approximately $823,000, plus earnings on that amount from December 31, 2012 until a final correction is approved. The Internal Revenue Service could waive all or part of the additional makeup contribution and lost earnings as part of the Voluntary Compliance Program filing correction. The additional amount required to be contributed is being negotiated with the Internal Revenue Service as part of the Internal Revenue Service review of the correction filing.

Other Matters

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs for the asset or liability supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The disclosure of fair value of certain financial assets and liabilities recorded at cost are as follows:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Note Payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves. We believe cost approximates fair value for the “Note Payable-Texas Egg Products, LLC.” Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. There is no readily available market data for the “Note Payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s long-term debt were as follows:

	June 1, 2013		June 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.99 – 6.80% Notes payable	$54,240	$56,237	$63,039	$66,388
Series A Senior Secured Notes at 5.45%	10,523	10,636	12,629	12,905
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	257	257	552	552
	$65,020	$67,130	$76,220	$79,845

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 1, 2013 and June 2, 2012:

	June 1, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$61,195	$-	$61,195
US government obligations	-	12,377	-	12,377
Corporate bonds	-	64,383	-	64,383
Certificates of deposit	-	12,285	-	12,285
Government agency bonds	-	7,664	-	7,664
Mutual Funds*	1,026	-		1,026
Total assets measured at fair value	$1,026	$157,904	$-	$158,930

Contingent consideration	-	-	1,250	1,250
Total liabilities measured at fair value	$-	$-	$1,250	$1,250

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

	June 2, 2012
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$104,866	$-	$104,866
US government obligations	-	20,783	-	20,783
Corporate bonds	-	16,244	-	16,244
Certificates of deposit	-	11,514	-	11,514
Government agency bonds	-	10,216	-	10,216

Total assets measured at fair value	$-	$163,623	$-	$163,623

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, time deposits, United States government obligations, government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets. Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 – Acquisitions).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During fiscal 2013 we recognized a $1,250 gain resulting from the decrease in fair value of the contingent consideration. This gain was recognized in earnings as a reduction of selling, general, and administrative expenses. Changes in the fair value of contingent consideration obligations were as follows:

Year ended
June 1, 2013
Balance at beginning of year	$-
Liabilities recognized at acquisition date	2,500
Gains recognized in earnings	(1,250)
Balance at end of year	$1,250

17.	Available-for-Sale Securities - Classified as Current Assets

	June 1, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$61,124	$71	$-	$61,195
US government obligations	12,378	-	1	12,377
Corporate bonds	64,406	-	23	64,383
Certificates of deposit	12,280	5	-	12,285
Government agency bonds	7,659	5	-	7,664
Total current available-for-sale securities	$157,847	$81	$24	$157,904

Mutual funds*	721	305	-	1,026
Total noncurrent available-for-sale securities	$721	$305	$-	$1,026

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

	June 2, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$105,029	$-	$163	$104,866
US government obligations	20,681	102	-	20,783
Corporate bonds	16,405	-	161	16,244
Certificates of deposit	11,591	-	77	11,514
Government agency bonds	10,291	-	75	10,216
Total available-for-sale securities	$163,997	$102	$476	$163,623

Proceeds from the sales of available-for-sale securities were $188,110, $115,796, and $137,238 during fiscal 2013, 2012, and 2011, respectively. Gross realized gains on those sales during fiscal 2013, 2012, and 2011 were $24, $24, and $0, respectively. Gross realized losses on those sales during fiscal 2013, 2012, and 2011 were $676, $825, and $248, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding gains (losses) net of tax on available-for-sale securities classified as current in the amount of $256, $98, and $(320) for the years ended June 1, 2013, June 2, 2012 and May 28, 2011, respectively, have been included in accumulated other comprehensive income (loss). Unrealized holding gains net of tax on long term available-for-sale securities in the amount of $186 for the year ended June 1, 2012 have been included in other comprehensive income (loss).

Contractual maturities of available-for-sale debt securities at June 1, 2013, are as follows:

Estimated Fair Value
Within one year	$101,991
After 1-5 years	55,913
After 5-10 years	-

$157,904

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

18.	Quarterly Financial Data: (unaudited, amount in thousands, except per share data):

	Fiscal Year 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter*
Net sales	$272,928	$328,870	$360,373	$325,933
Gross profit	44,715	51,298	67,047	51,489
Net income (loss) attributable to Cal-Maine Foods, Inc.	9,415	14,290	30,551	(3,833)
Net income (loss) per share:
Basic	$0.39	$0.60	$1.27	$(0.16)
Diluted	$0.39	$0.60	$1.27	$(0.16)

*Fourth quarter fiscal 2013 results include a one-time legal settlement expense of $17,000, or $0.71 per basic share, after tax (see Note 14).

	Fiscal Year 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter+
Net sales	$243,842	$290,369	$303,660	$275,245
Gross profit	33,786	61,492	65,149	41,355
Net income attributable to Cal-Maine Foods, Inc.	3,117	23,260	26,102	37,256
Net income per share:
Basic	$0.13	$0.97	$1.09	$1.57
Diluted	$0.13	$0.97	$1.09	$1.56

+Fourth quarter fiscal 2012 results include a one-time gain of $27,000, or $1.12 per basic share, after tax, as a result of a distribution from EB (see Note 3).

19. Distribution from Unconsolidated Subsidiary

In April 2012 EB entered into a joint venture with LOL whereby EB contributed substantially all of its assets and business into a new limited liability company, EBLLC, in which LOL purchased a 50% ownership interest for approximately $126,131 (the “Purchase Price”) and the license of the LOL trademarks to the EBLLC. The intention of this joint venture is to combine the operations of EB’s and LOL’s specialty shell egg business in order to market and sell both EB’s and LOL’s specialty shell eggs. EB distributed the proceeds from LOL to the EB members pursuant to EB’s articles of incorporation and bylaws on a patronage basis, subject to EB retaining funds to pay transaction costs.

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

20. Subsequent Event

On July 23, 2013, the Company announced it reached an agreement in principle to settle all direct purchaser class claims against the Company (see Note 14). Pursuant to the agreement the Company will settle all direct purchaser class claims with a single $28,000 payment, $17,000 net of tax, or $0.71 per basic share. As a result, the Company has recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 1, 2013, June 2, 2012, and May 28, 2011

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended June 1, 2013
Allowance for doubtful accounts	$589	$1,410	$1,228	$771

Year ended June 2, 2012
Allowance for doubtful accounts	$686	$849	$946	$589

Year ended May 28, 2011
Allowance for doubtful accounts	$595	$967	$876	$686

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 1, 2013 at the reasonable assurance level.

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

2.          Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 1, 2013. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.          Management has determined that our internal control over financial reporting as of June 1, 2013 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cal-Maine Foods, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated August 5, 2013 expressed an unqualified opinion.

/s/ FROST, PLLC

Little Rock, Arkansas

August 5, 2013

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of June 1, 2013, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 1, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Shareholders.

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

ITEM1 1.	EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Shareholders.

ITEM1 2.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8 and are filed herewith:

Reports of Independent Registered Public Accounting Firms.	38

Consolidated Balance Sheets – June 1, 2013 and June 2, 2012.	39

Consolidated Statements of Income – Fiscal Years Ended June 1, 2013, June 2, 2102, and May 28, 2011.	40

Consolidated Statements of Comprehensive Income – Fiscal Years Ended
June 1, 2013, June 2, 2012, and May 28, 2011.	41

Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended
June 1, 2013, June 2, 2012, and May 28, 2011.	42

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 1, 2013, June 2, 2012, and May 28, 2011.	43

Notes to Consolidated Financial Statements	44-76

(a)(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	77

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit

3.1	Composite Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).

3.2	Composite Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).

10.1*	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to Exhibit 10.7 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.2*	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.3*	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to Exhibit 10.9 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.4*	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to Exhibit 10.11 in the Registrant’s Form 10-K for fiscal year ended May 29, 1999, filed August 25, 1999).

10.5*	2005 Incentive Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).

10.6*	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).

10.7*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).

10.8	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006, filed January 9, 2007).

10.9	Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.10*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).

10.11*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).

10.12*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting help October 5, 2012, filed September 6, 2012).

21**	Subsidiaries of the Registrant

23.1**	Consent of FROST, PLLC

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer

32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

Exhibit Number	Exhibit

99.1	Press release dated July 29, 2013 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 29, 2013).

101.INS***+	XBRL Instance Document Exhibit

101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit

101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit

101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit

101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith as an Exhibit
***	Furnished herewith as an Exhibit
+	Submitted electronically with this Annual Report on Form 10-K

The Company has not filed instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

(c)	Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 77. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 5th day of August 2013.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	August 5, 2013
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	August 5, 2013
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Charles F. Collins	Vice President, Controller	August 5, 2013
Charles F. Collins	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	August 5, 2013
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	August 5, 2013
Letitia C. Hughes

/s/ James E. Poole	Director	August 5, 2013
James E. Poole

/s/ Steve W. Sanders	Director	August 5, 2013
Steve W. Sanders

CAL-MAINE FOODS, INC.

Form 10-K for the fiscal year

Ended June 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Composite Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).

3.2	Composite Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).

10.1*	Wage Continuation Plan, dated as of July 1, 1986, between Jack Self and the Registrant, as amended on September 2, 1994 (incorporated by reference to Exhibit 10.7 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.2*	Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.3*	Redemption Agreement, dated March 7, 1994, between the Registrant and Fred R. Adams, Jr. (incorporated by reference to Exhibit 10.9 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.4*	Wage Continuation Plan, dated as of January 14, 1999, among Stephen Storm, Charles F. Collins, Bob Scott and the Registrant (incorporated by reference to Exhibit 10.11 in the Registrant’s Form 10-K for fiscal year ended May 29, 1999, filed August 25, 1999).

10.5*	2005 Incentive Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).

10.6*	2005 Stock Appreciation Rights Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting held October 13, 2005, filed September 9, 2005).

10.7*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).

10.8	Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006, filed January 9, 2007).

10.9	Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.10*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).

10.11*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).

10.12*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting help October 5, 2012, filed September 6, 2012).

Exhibit Number	Exhibit

21**	Subsidiaries of the Registrant

23.1**	Consent of FROST, PLLC

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer

32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

99.1	Press release dated July 29, 2013 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 29, 2013).

101.INS***+	XBRL Instance Document Exhibit

101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit

101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit

101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit

101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit

101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith as an Exhibit
***	Furnished herewith as an Exhibit
+	Submitted electronically with this Annual Report on Form 10-K

