Form 10-Q
period 2013-08-31
CAL MAINE FOODS INC
filed 2013-10-03
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2013.

Common Stock, $0.01 par value	21,708,399 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2013	June 1, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,423	$24,984
Investment securities available-for-sale	141,809	157,904
Trade receivables (less allowance for doubtful accounts of $571 at August 31, 2013 and $771 at June 1, 2013) and other receivables	84,463	82,586
Inventories	145,083	147,993
Prepaid expenses and other current assets	5,047	1,414
Total current assets	398,825	414,881

Property, plant and equipment, net	269,522	266,008
Goodwill	24,417	24,417
Other investments	17,008	20,413
Other intangible assets	11,612	12,326
Other long-lived assets	4,397	7,017
Notes receivable – noncurrent	539	565
TOTAL ASSETS	$726,320	$745,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,624	$71,827
Accrued legal settlement expense	-	28,000
Accrued dividends payable	1,642	-
Current maturities of long-term debt	9,878	10,373
Deferred income taxes	21,251	19,995
Total current liabilities	105,395	130,195

Long-term debt, less current maturities	52,415	54,647
Other noncurrent liabilities	4,312	4,322
Deferred income taxes	38,532	38,419
Total liabilities	200,654	227,583

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,708 shares outstanding at
August 31, 2013 and 21,698 at June 1, 2013	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at August 31, 2013 and June 1, 2013	24	24
Paid-in capital	39,449	39,052
Retained earnings	505,825	498,711
Accumulated other comprehensive income, net of tax	120	166
Common stock in treasury at cost – 13,422 shares at August 31, 2013 and 13,432 at June 1, 2013	(20,557)	(20,572)
Total Cal-Maine Foods, Inc. stockholders’ equity	525,212	517,732
Noncontrolling interests in consolidated entities	454	312
Total stockholders’ equity	525,666	518,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,320	$745,627

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended
	August 31, 2013	September 1, 2012
Net sales	$319,528	$272,928
Cost of sales	274,617	228,213
Gross profit	44,911	44,715
Selling, general and administrative	33,841	29,118
Operating income	11,070	15,597
Other income (expense):
Interest expense, net	(796)	(1,298)
Royalty Income	1,864	162
Other (includes ($13) accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities)	1,643	240
	2,711	(896)

Income before income taxes and noncontrolling interest	13,781	14,701
Income tax expense (includes $5 income tax benefit from reclassification items)	4,883	5,181
Net income before noncontrolling interest	8,898	9,520
Less: Net income attributable to noncontrolling interest	142	105
Net income attributable to Cal-Maine Foods, Inc.	$8,756	$9,415

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.36	$0.39
Diluted	$0.36	$0.39
Dividends per common share	$0.068	$0.131
Weighted average shares outstanding:
Basic	24,039	23,921
Diluted	24,131	23,958

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended
	August 31, 2013	September 1, 2012
Net income, including noncontrolling interests	$8,898	$9,520

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(76)	429

Other comprehensive income (loss), before tax	(76)	429

Income tax expense (benefit) related to items of other comprehensive income	(30)	167

Other comprehensive income (loss), net of tax	(46)	262

Comprehensive income	8,852	9,782

Less: comprehensive income attributable to the noncontrolling interest	142	105

Comprehensive income attributable to Cal-Maine Foods, Inc.	$8,710	$9,677

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	August 31, 2013	September 1, 2012
Operating activities:
Net income including noncontrolling interest	$8,898	$9,520
Depreciation and amortization	8,893	7,929
Other adjustments, net	(26,157)	(35,254)
Net cash provided by (used in) operations	(8,366)	(17,805)

Investing activities:
Purchase of investments	(13,181)	(50,947)
Sales of investments	29,200	36,341
Purchases of property, plant and equipment	(11,455)	(7,445)
Payments received on notes receivable and from affiliates	3,726	5,085
Acquisitions of businesses, net of cash	-	(16,318)
Increase in notes receivable and investments in affiliates	-	(294)
Net proceeds from disposal of property, plant and equipment	22	36
Net cash provided by (used in) investing activities	8,312	(33,542)

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	219	-
Principal payments on long-term debt	(2,726)	(2,726)
Payments of dividends	-	(12,439)
Net cash used in financing activities	(2,507)	(15,165)
Net change in cash and cash equivalents	(2,561)	(66,512)

Cash and cash equivalents at beginning of period	24,984	97,128
Cash and cash equivalents at end of period	$22,423	$30,616

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

August 31, 2013

(unaudited)

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen weeks ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

The condensed consolidated balance sheet at June 1, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 1, 2013. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.	Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 31, 2013 and September 1, 2012 was $241 and $165, respectively. Our liabilities associated with Stock Appreciation Rights (“SARs”) as of August 31, 2013 and June 1, 2013 were $810 and $986 respectively. The liabilities for our Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Our unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 31, 2013 was $1,845. The unrecognized compensation expense will be recorded over a period of 2.4 years. Refer to Note 11 of our June 1, 2013 audited financial statements for further information on our stock compensation plans.

3.	Inventories

Inventories consisted of the following:

	August 31, 2013	June 1, 2013
Flocks	$87,914	$83,894
Eggs	12,461	13,694
Feed and supplies	44,708	50,405
	$145,083	$147,993

4.	Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $2,973 at August 31, 2013. These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other long-lived assets” in the condensed consolidated balance sheets. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions.  If the Company’s assessment of a contingency indicates it is probable a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements.    If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

These legal actions are discussed in detail at Part II, Item 1, of this report.

5.	Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock. The computations of basic and diluted net income per share attributable to the Company are as follows:

	August 31, 2013	September 1, 2012
Net income attributable to Cal-Maine Foods, Inc.	$8,756	$9,415

Basic weighted-average common shares	24,039	23,921

Effect of dilutive securities:
Restricted shares	63	-
Common stock options	29	37
Dilutive potential common shares	24,131	23,958

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.36	$0.39
Diluted	$0.36	$0.39

6.	Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. According to the dividend policy, the Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

In the fourth quarter of fiscal 2013 the Company reported a net loss attributable to Cal-Maine Foods, Inc. of $3,833. As a result total dividends paid for the first quarter of fiscal 2014 are calculated only on net income attributable to Cal-Maine Foods, Inc. in excess of $3,833.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended
	August 31, 2013	September 1, 2012
Net income attributable to Cal-Maine Foods, Inc.	$8,756	$9,415
Fourth quarter fiscal 2013 loss	(3,833)	-
Net income available for dividend caluclation	4,923	9,415

1/3 of Net income available for dividends	1,642	3,138

Accrued dividends payable	$1,642	$3,138

Common stock outstanding (shares)	21,708	21,521
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	24,108	23,871

Dividends per common share*	$0.068	$0.131

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)

7.	Derivative Financial Instruments

The Company holds commodity futures contracts in the form of call options, the cost of which is paid for by customers, to protect against increases in the price of corn and soybean meal purchases required to support that portion of its shell egg production sold on a cost of production formula. The contracts are generally for short durations of less than six months. The Company elected to mark the unrealized changes in derivative instrument fair value to market; however, the net realized cost of these contracts is paid by customers, so there is no net impact to the Company’s Consolidated Statement of Income. The fair value of all derivative instruments outstanding is included as a component of Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as follows:

Contracts outstanding at August 31, 2013
Commodity	Units (in thousands)	Fair Value
Corn	2,775 bushels	$296
Soybean meal	29 tons	$1,160

8.	Fair Value Measurements

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly

•	Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Notes payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves. We believe cost approximates fair value for the “Notes payable-Texas Egg Products, LLC.” Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. There is no readily available market data for the “Note Payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows:

	August 31, 2013		June 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.99 – 6.80% Notes payable	$52,039	$52,798	$54,240	$56,237
Series A Senior Secured Notes at 5.45%	9,997	9,946	10,523	10,636
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	257	257	257	257
	$62,293	$63,001	$65,020	$67,130

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of August 31, 2013 and June 1, 2013:

	August 31, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$53,477	$-	$53,477
US government obligations	-	7,941	-	7,941
Corporate bonds	-	61,015	-	61,015
Certificates of deposit	-	4,692	-	4,692
Variable rate demand notes	-	4,990	-	4,990
Foreign government obligations	-	703	-	703
Government agency bonds	-	8,991	-	8,991
Mutual Funds*	1,033	-	-	1,033
Total available-for-sale securities at fair value	1,033	141,809	-	142,842
Commodity Contracts	-	1,456	-	-
Total assets measured at fair value	$1,033	$143,265	$-	$142,842

Contingent consideration	-	-	2,348	-
Total liabilities measured at fair value	$-	$-	$2,348	$-

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$61,195	$-	$61,195
US government obligations	-	12,377	-	12,377
Corporate bonds	-	64,383	-	64,383
Certificates of deposit	-	12,285	-	12,285
Government agency bonds	-	7,664	-	7,664
Mutual Funds*	1,026	-	-	1,026
Total assets measured at fair value	$1,026	$157,904	$-	$158,930

Contingent consideration	-	-	1,250	-
Total liabilities measured at fair value	$-	$-	$1,250	$-

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

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

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets. Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the first quarter of fiscal 2014 we recognized $1,098 in expense resulting from the increase in fair value of the contingent consideration. This loss was recognized in earnings as an increase of selling, general, and administrative expenses. Changes in the fair value of contingent consideration obligations were as follows:

Quarter ended
August 31, 2013
Balance at June 1, 2013	$1,250
Liabilities recognized at acquisition date	-
(Gains)/Losses recognized in earnings	1,098
Balance at August 31, 2013	$2,348

9.	Available-for-Sale Securities

	August 31, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$53,420	$57	$-	$53,477
US government obligations	7,938	3	-	7,941
Corporate bonds	61,051	-	36	61,015
Certificates of deposit	4,691	1	-	4,692
Variable rate demand notes	4,990	-	-	4,990
Foreign government obligations	702	1	-	703
Government agency bonds	8,987	4	-	8,991
Total current available-for-sale securities	$141,779	$66	$36	$141,809

Mutual Funds*	778	255	-	1,033
Total noncurrent available-for-sale securities	$778	$255	$-	$1,033

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
State municipal bonds	$61,124	$71	$-	$61,195
US government obligations	12,378	-	1	12,377
Corporate bonds	64,406	-	23	64,383
Certificates of deposit	12,280	5	-	12,285
Government agency bonds	7,659	5	-	7,664
Total current available-for-sale securities	$157,847	$81	$24	$157,904

Mutual Funds*	721	305	-	1,026
Total noncurrent available-for-sale securities	$721	$305	$-	$1,026

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $29,200 and $36,341 during the thirteen week periods ending August 31, 2013 and September 1, 2012, respectively. Gross realized gains on those sales during the thirteen week periods ending August 31, 2013 and September 1, 2012 were $0 and $1, respectively. Gross realized losses on those sales during the thirteen week periods ending August 31, 2013 and September 1, 2012 were $2 and $222, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding losses net of tax on available-for-sale securities were $(76) for the thirteen week period ending August 31, 2013, compared to unrealized holding gains of $429 for the thirteen week period ending September 1, 2012. These have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at August 31, 2013, are as follows:

Estimated Fair Value
Within one year	$94,198
After 1-5 years	47,611
After 5-10 years	-
$141,809

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

10.	Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). The Company is a guarantor of 50% of approximately $7,590 of Delta Egg’s long-term debt at August 31, 2013.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.  The other 50% owner guarantees 50% of the debt.  Payment under the guarantee would be required if Delta Egg is unable to pay the debt.  Management of the Company believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

11.	Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen week period ended August 31, 2013:

	Cal-Maine Foods, Inc.
	Common Stock
					Accum. Other
	Amount	Class A Amount	Treasury Amount	Paid In Capital	Comp. Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at June 1, 2013	$351	$24	$(20,572)	$39,052	$166	$498,711	$312	$518,044
Dividends*	-	-	-	-	-	(1,642)	-	(1,642)
Other comprehensive loss, net of tax	-	-	-	-	(46)	-	-	(46)
Proceeds received on stock options exercised	-	-	15	44	-	-	-	59
Tax benefit on non-qualifying distribution of incentive stock	-	-	-	160	-	-	-	160
Restricted stock compensation expense	-	-	-	193	-	-	-	193
Net income	-	-	-	-	-	8,756	142	8,898
Balance at August 31, 2013	$351	$24	$(20,557)	$39,449	$120	$505,825	$454	$525,666

* Dividends are calculated as 1/3 of net income (includes adjustment for actual dividends paid based on accrual from previous period).

12.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts.  The amendments in ASU 2013-02 are effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods.  ASU 2013-02 became effective for the Company with the quarter ended August 31, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

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

For the quarter ended August 31, 2013, we produced approximately 74% of the total number of shell eggs we sold with approximately 5% of such total shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 26% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs. For the first quarter of fiscal 2014, feed costs averaged about 68% of our total farm egg production cost. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. Drought conditions in the major crop growing areas of the U.S. in the summer of 2012 significantly reduced yields for the corn and soybean crops in the 2012-2013 crop year creating tight supplies and record prices. Improved weather and higher expected crop yields for the 2013-2014 crop year have improved the supply outlook and provided some price relief for our primary feed ingredients. As a result, we expect to incur lower feed costs for the remainder of fiscal 2014; however, we cannot predict future feed costs with any certainty.

The purchase of the commercial egg assets of Maxim Production Co., Inc. on November 15, 2012 as described in Note 2 of our June 1, 2013 audited financial statements is referred to below as the “Acquisition.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	August 31, 2013	September 1, 2012
Net sales	100.0%	100.0%
Cost of sales	85.9	83.6
Gross profit	14.1	16.4
Selling, general and administrative	10.6	10.7
Operating income	3.5	5.7
Other income (expense):
Interest expense, net	(0.2)	(0.5)
Royalty Income	0.6	0.0
Other	0.4	0.1
	0.8	(0.4)

Income before income taxes	4.3	5.4
Income tax expense	1.5	1.9
Net income before nontrolling interest	2.8	3.5
Less: Net income attributable to noncontrolling interest	0.1	0.1
Net income attributable to Cal-Maine Foods, Inc.	2.7%	3.4%

NET SALES

Approximately 96% of our net sales consist of shell egg sales and approximately 3% was egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ended August 31, 2013 were $319.5 million, an increase of $46.6 million, or 17.1%, compared to net sales of $272.9 million for the thirteen-week period ended September 1, 2012. Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period as compared with the same period in fiscal 2013. Dozens sold for the first quarter of fiscal year 2014 were 242.5 million, an increase of 32.4 million, or 15.4%, compared to 210.1 million for the first quarter of fiscal 2013. Our net average selling price per dozen of shell eggs for the thirteen-week period ended August 31, 2013 was $1.253, compared to $1.238 for the thirteen-week period ended September 1, 2012, an increase of 1.2%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

For the thirteen weeks ended August 31, 2013, egg product sales were $9.7 million, an increase of $1.6 million, or 19.8%, compared to $8.1 million for the same thirteen-week period last year. Pounds sold for the first quarter of fiscal year 2014 were 12.4 million pounds, a decrease of 800,000 pounds, or 6.1%, compared to 13.2 million pounds for the first quarter of fiscal year 2013. The decrease in sales volume for the thirteen-week period ended August 31, 2013 was offset by significantly higher market prices for liquid whole eggs and egg whites.

On a comparable basis, excluding the Acquisition, net sales for the thirteen-week period ended August 31, 2013 were $291.6 million, an increase of $18.7 million, or 6.9%, compared to net sales of $272.9 million for the thirteen-week period ended September 1, 2012. Dozens sold for the current thirteen-week period, excluding the Acquisition, were 218.3 million, compared to 210.1 million for the same thirteen-week period in fiscal 2013, an increase of 8.2 million, or 3.9%.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

(Amounts in thousands)	August 31, 2013	September 1, 2012
Total net sales	$319,528	$272,928

Non-specialty shell egg sales	$228,794	$198,498
Specialty shell egg sales	75,215	61,488
Other	1,420	1,161
Net shell egg sales	$305,429	$261,147

Net shell egg sales as a percent of total net sales	96%	96%

Non-specialty shell egg dozens sold	203,372	176,272
Specialty shell egg dozens sold	39,177	33,789
Total dozens sold	242,549	210,061

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices. For the thirteen-week period ended August 31, 2013, non-specialty shell eggs represented approximately 74.9% of our shell egg dollar sales, compared to 76.0% for the thirteen-week period ended September 1, 2012. For the thirteen-week period ended August 31, 2013, non-specialty shell eggs accounted for approximately 83.8% of the total shell egg dozen volume, compared to 83.9% for the thirteen-week period ended September 1, 2012.

Specialty shell eggs, which include nutritionally enhanced, cage free, and organic eggs, continue to represent a significant portion of our sales volume. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen-week period ended August 31, 2013, specialty shell eggs represented approximately 24.6% of our shell egg dollar sales, compared to 23.5% for the thirteen-week period ended September 1, 2012. For the thirteen-week period ended August 31, 2013, specialty shell eggs accounted for approximately 16.2% of the total shell egg dozen volume, compared to 16.1% for the thirteen-week period ended September 1, 2012. The average selling price of specialty shell eggs increased approximately 5.5% over the first quarter of fiscal 2013.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or baby chicks, which are included with our shell egg operations. For the thirteen-week periods ended August 31, 2013 and September 1, 2012, shell egg sales classified as “Other” represented approximately 0.5% of shell egg dollar sales.

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

The following table presents the key variables affecting our cost of sales.

(Amounts in thousands)	August 31, 2013	September 1, 2012
Cost of Sales:
Farm production	$140,035	$118,249
Processing and packaging	36,377	29,932
Outside egg purchases and other	89,751	72,653
Total shell eggs	$266,163	$220,834
Egg products	7,888	6,738
Other	566	641
Total	$274,617	$228,213

Farm production cost (cost per dozen produced)
Feed	$0.54	$0.51
Other	0.26	0.24
Total	$0.80	$0.75

Outside egg purchases (average cost per dozen)	$1.249	$1.252

Dozen Produced	179,727	157,902
Dozen Sold	242,549	210,061

Cost of sales for the first quarter of fiscal 2014 was $274.6 million, an increase of $46.4 million, or 20.3%, compared to cost of sales of $228.2 million for the first quarter of fiscal 2013. The primary reasons for the increase are increased feed costs and the Acquisition. Feed cost per dozen for the fiscal 2014 first quarter was $0.544, compared to $0.510 per dozen for the comparable fiscal 2013 first quarter, an increase of 6.7%. The increase in feed costs exceeded the increased average customer selling price, which resulted in a decrease of gross profit margin from 16.4% of net sales for the quarter ended September 1, 2012 to 14.1% of net sales for the current quarter ended August 31, 2013.

On a comparable basis, excluding the Acquisition, cost of sales for the current thirteen-week period was $250.1 million, an increase of $21.9 million, or 9.6%, as compared to cost of sales of $228.2 million for the same thirteen-week period in fiscal year 2013.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general, and administrative expenses.

	13 Weeks Ended
	Actual	Less: Acquisition	Net
(Amounts in thousands)	August 31, 2013	August 31, 2013	August 31, 2013	September 1, 2012	Change
Stock compensation expense	$241	$0	$241	$165	$76
Specialty egg expense	10,002	17	9,985	8,272	1,713
Payroll and overhead	6,616	141	6,475	5,950	525
Other expenses	6,935	979	5,956	5,862	94
Delivery expense	10,047	1,044	9,003	8,869	134
Total	$33,841	$2,181	$31,660	$29,118	$2,542

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended August 31, 2013 was $33.8 million, an increase of $4.7 million, or 16.2%, compared to $29.1 million for the thirteen-week period ended September 1, 2012. Excluding the Acquisition, selling, general, and administrative expense for the first quarter of fiscal 2014 was $31.7 million, an increase of $2.6 million, or 8.9%, compared to $29.1 million for the same quarter in fiscal 2013. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period. For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. Increases in specialty egg dozens sold as well as increased advertising and promotions resulted in the increased specialty egg expense during the first quarter of fiscal 2014. Excluding the Acquisition, payroll and overhead increased as compared to the same period of the prior year due to general salary increases. As a percentage of net sales, payroll and overhead decreased from 2.2% for the first quarter of fiscal 2013 to 2.1% for the same period in the current fiscal year. Including the Acquisition, delivery expense decreased slightly as a percent of net sales from 3.2% in the first quarter of fiscal 2013 to 3.1% in fiscal 2014. Other expense includes a $1.1 million expense related to an increase in the fair value of contingent consideration related to the acquisitions of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. (see Note 2 of our June 1, 2013 audited financial statements). As a percent of net sales, selling, general, and administrative expense decreased from 10.7% for the thirteen-week period ended September 1, 2012 to 10.6% for the thirteen-week period ended August 31, 2013.

OPERATING INCOME

As a result of the above, operating income was $11.1 million for the first quarter of fiscal 2014, compared to $15.6 million for the fiscal 2013 first quarter. Operating income as a percent of net sales was 3.5% for the first quarter of fiscal 2014, compared to 5.7% for the first quarter of fiscal 2013.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments. Other income for the thirteen-week period ended August 31, 2013 was $2.7 million, an increase of $3.6 million, compared to other expense of $896,000 for the thirteen-week period ended September 1, 2012. As a percent of net sales, other income was 0.8% for the thirteen-week period ended August 31, 2013 and other expense was 0.4% of net sales for the thirteen-week period ended September 1, 2012.

Net interest expense decreased by $502,000 as compared to fiscal 2013.

Royalty income was $1.9 million for the first quarter of fiscal 2014, an increase of $1.7 million, compared to $162,000 in the first quarter of fiscal 2013.

INCOME TAXES

Our pre-tax income was $13.8 million for the thirteen-week period ended August 31, 2013, compared to pre-tax income of $14.7 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $4.9 million was recorded, with an effective tax rate of 35.4%, compared to an income tax expense of $5.2 million, with an effective rate of 35.2%, for last year’s comparable thirteen-week period.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen-week period ended August 31, 2013, net income attributable to noncontrolling interest was $142,000, compared to $105,000 for the same thirteen-week period of fiscal 2013.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended August 31, 2013 was $8.8 million, or $0.36 per basic and diluted share, compared to net income of $9.4 million, or $0.39 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 31, 2013 was $293.4 million, compared to $284.7 million at June 1, 2013. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.78 at August 31, 2013 as compared with 3.19 at June 1, 2013. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.0 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at August 31, 2013, including current maturities, amounted to $62.3 million, compared to $65.0 million at June 1, 2013. Refer to Note 9 of our June 1, 2013 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended August 31, 2013, $8.4 million in net cash was used for operating activities, a decrease of $9.4 million, compared to $17.8 million for the same thirteen week period in fiscal year 2013. The payment of the $28.0 million legal settlement described in Notes 14 and 20 of our June 1, 2013 audited financial statements is the primary reason for our negative cash flow from operations in the first quarter of fiscal 2014. Cash flow from operations improved compared to last year due to a 17.1% increase in sales while receivables as a percent of net sales decreased from 28.2% at September 1, 2012 to 26.4% at August 31, 2013.

For the thirteen weeks ended August 31, 2013, approximately $29.2 million was provided from the sale of short-term investments, $13.2 million was used to purchase short-term investments, and a net $3.7 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $11.5 million was used to purchase property, plant and equipment, of which construction projects accounted for approximately $10.1 million. We used approximately $2.7 million for principal payments on long-term debt. Primarily the net result of these activities was a decrease in cash of approximately $2.6 million since June 1, 2013.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 31, 2013, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company is in the process of constructing a new integrated cage-free production complex at its existing location in Bremen, Kentucky, which will replace contract production at other locations. The project includes a processing plant and layer and pullet houses to accommodate approximately 400,000 laying hens. The project is expected to cost approximately $16.1 million and should be completed by October 2013.

The Company has begun construction of an expansion of its production facilities in south Texas. The project consists of the demolition of existing caged production facilities and construction of layer and pullet houses to accommodate approximately 200,000 cage-free laying hens. The project is expected to cost approximately $8 million and should be completed in November of 2013. As of August 31, 2013 all material costs had been incurred.

The Company has begun construction of an expansion of certain of its cage free and caged production facilities in south Texas. The project consists of the construction of 4 pullet houses to accommodate approximately 600,000 pullets and 8 layer houses to accommodate approximately 1.1 million laying hens. The project is expected to cost approximately $28.9 million and should be completed in fiscal years 2014 and 2015. As of August 31, 2013 approximately $23.8 million of costs remained on the project.

The Company is in the process of converting existing layer facilities into pullet facilities at our existing location in Dade City, FL. The project will include pullet houses to accommodate approximately 650,000 pullets. This project is expected to cost approximately $7.7 million and should be completed by August 2014. As of August 31, 2013 approximately $5.3 million of costs remained on the project.

Looking forward to the rest of fiscal 2014 and into fiscal 2015, we believe that our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”). At August 31, 2013, the Company is a guarantor of 50% of approximately $7.6 million of Delta Egg’s long-term debt. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner guarantees 50% of the debt. Payment under the guarantee would be required if Delta Egg is unable to pay the debt. Management of the Company believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to “Impact of Recently Issued Accounting Standards” in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 1, 2013 and Note 12 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended August 31, 2013 that we expect will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 1, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 31, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 1, 2013, under Part I, Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Direct Purchaser Putative Class Action. The direct purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ motion to dismiss the direct purchaser class plaintiffs’ damages claims arising before September 24, 2004. On July 23, 2013, the Company announced that it reached an agreement in principle to settle all direct purchaser class claims against the Company in the direct purchaser putative class action.  The settlement agreement was entered into August 2, 2013, and the Company agreed to pay $28 million to fully and finally resolve these claims. The other terms and conditions of the proposed settlement are not expected to have a material impact to the Company’s results of operations.   A motion for preliminary approval of the Company’s settlement has been filed with the court. The court has not yet set a hearing on that motion. All proceedings against the Company in the direct purchaser putative class action are stayed pending resolution of the request for approval of the Company’s settlement.

This settlement does not affect the indirect purchaser putative class action and does not necessarily resolve the seven non-class cases still pending.

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  The court recently issued an order staying all discovery and deadlines set forth in the Case Management Order No. 20 until January 3, 2014, pending the outcome of case-wide mediation efforts.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The court’s order staying all discovery and deadlines set forth in the Case Management Order No. 20 until January 3, 2014, also applies to these cases pending the outcome of various mediation efforts.

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

The Company intends to continue to defend these cases as vigorously as possible based on defenses which the Company believes are meritorious and provable. While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlement in the direct purchaser putative class action, assuming the court approves the proposed settlement, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation.  At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases.  Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

Florida Civil Investigative Demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation and entered into a tolling agreement with the State of Florida to extend any applicable statute of limitations to March 12, 2014. No allegations of wrongdoing have been made against the Company in this matter.

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) have alleged certain violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility. The Company is cooperating with the EPA and MDEQ in their investigations. Although management believes there is at least a reasonable possibility of loss in this matter, we cannot reasonably estimate the possible loss or range of loss due to the stage of the matter and complexity of the issues involved.

IRS Voluntary Compliance

As previously disclosed in our Form 10-K for the year ended June 1, 2013, the Company filed an IRS Voluntary Compliance submission in connection with certain salary deferral contribution discrepancies found during the 2012 audit.  We received a compliance statement dated September 20, 2013, from the IRS accepting the Company’s proposed resolution of the matter.  The Company contributed $609,000 to the Cal-Maine Foods, Inc. Savings and Retirement Plan as makeup contributions and lost earnings and implemented certain administrative procedures to resolve the matter.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2013.

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 30, 2013 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 30, 2013)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: October 3, 2013	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 3, 2013	/s/ Charles F. Collins
Charles F. Collins
Vice President, Controller
(Principal Accounting Officer)

