Form 10-Q
period 2013-11-30
CAL MAINE FOODS INC
filed 2013-12-31
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 30, 2013.

Common Stock, $0.01 par value	21,708,399 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2013	June 1, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,058	$24,984
Investment securities available-for-sale	150,893	157,904
Trade receivables (less allowance for doubtful accounts of $564 at November 30, 2013 and $771 at June 1, 2013) and other receivables	106,883	82,586
Inventories	143,284	147,993
Prepaid expenses and other current assets	5,508	1,414
Total current assets	417,626	414,881

Property, plant and equipment, net	277,169	266,008
Goodwill	24,417	24,417
Other investments	17,787	20,413
Other intangible assets	11,257	12,326
Other long-lived assets	4,117	7,017
Notes receivable – noncurrent	512	565
TOTAL ASSETS	$752,885	$745,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,643	$71,827
Accrued legal settlement expense	-	28,000
Accrued dividends payable	8,703	-
Current maturities of long-term debt	9,153	10,373
Deferred income taxes	32,047	19,995
Total current liabilities	116,546	130,195

Long-term debt, less current maturities	50,214	54,647
Other noncurrent liabilities	4,408	4,322
Deferred income taxes	38,193	38,419
Total liabilities	209,361	227,583

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,708 shares outstanding at
November 30, 2013 and 21,698 at June 1, 2013	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at November 30, 2013 and June 1, 2013	24	24
Paid-in capital	39,667	39,052
Retained earnings	523,139	498,711
Accumulated other comprehensive income, net of tax	305	166
Common stock in treasury at cost – 13,422 shares at November 30, 2013 and 13,432 at June 1, 2013	(20,557)	(20,572)
Total Cal-Maine Foods, Inc. stockholders’ equity	542,929	517,732
Noncontrolling interests in consolidated entities	595	312
Total stockholders’ equity	543,524	518,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$752,885	$745,627

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$354,275	$328,870	$673,803	$601,798
Cost of sales	279,608	277,572	554,225	505,785
Gross profit	74,667	51,298	119,578	96,013
Selling, general, and administrative expense	33,809	30,932	67,650	60,050
Operating income	40,858	20,366	51,928	35,963
Other income (expense):
Interest expense, net	(690)	(588)	(1,486)	(1,886)
Royalty Income	548	113	2,412	1,479
Other (includes $32 and ($12) accumulated other comprehensive income reclassifications for unrealized net gains/(losses) on available for sale securities for the thirteen and twenty-six week periods ending November 30, 2013, respectively)	200	2,506	1,843	1,542
	58	2,031	2,769	1,135

Income before income taxes and noncontrolling interest	40,916	22,397	54,697	37,098
Income tax expense (includes ($11) and $4 income tax (expense)/benefit from reclassification items for the thirteen and twenty-six week periods ending November 30, 2013, respectively)	14,669	8,067	19,552	13,248
Net income before noncontrolling interest	26,247	14,330	35,145	23,850
Less: Net income attributable to noncontrolling interest	141	40	283	145
Net income attributable to Cal-Maine Foods, Inc.	$26,106	$14,290	$34,862	$23,705

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.09	$0.60	$1.45	$0.99
Diluted	$1.08	$0.60	$1.44	$0.99
Dividends per common share	$0.361	$0.199	$0.429	$0.330
Weighted average shares outstanding:
Basic	24,045	23,941	24,042	23,931
Diluted	24,137	23,978	24,134	23,968

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net income, including noncontrolling interests	$26,247	$14,330	$35,145	$23,850

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	304	(205)	228	224

Other comprehensive income (loss), before tax	304	(205)	228	224

Income tax expense (benefit) related to items of other comprehensive income	119	(80)	89	87

Other comprehensive income (loss), net of tax	185	(125)	139	137

Comprehensive income	26,432	14,205	35,284	23,987

Less: comprehensive income attributable to the noncontrolling interest	141	40	283	145

Comprehensive income attributable to Cal-Maine Foods, Inc.	$26,291	$14,165	$35,001	$23,842

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	November 30, 2013	December 1, 2012
Operating activities:
Net income including noncontrolling interest	$35,145	$23,850
Depreciation and amortization	18,012	16,175
Other adjustments, net	(43,688)	(31,272)
Net cash provided by operations	9,469	8,753

Investing activities:
Purchases of investments	(45,170)	(100,716)
Sales of investments	52,409	157,179
Purchases of property, plant and equipment	(27,769)	(14,907)
Payments received on notes receivable and from affiliates	3,752	5,085
Acquisitions of businesses, net of cash acquired	-	(74,907)
Increase in notes receivable and investments in affiliates	-	(294)
Net proceeds from disposal of property, plant and equipment	452	62
Net cash used in investing activities	(16,326)	(28,498)

Financing activities:
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	219	-
Principal payments on long-term debt	(5,653)	(5,748)
Payments of dividends	(1,635)	(15,573)
Net cash used in financing activities	(7,069)	(21,321)
Net change in cash and cash equivalents	(13,926)	(41,066)

Cash and cash equivalents at beginning of period	24,984	97,128
Cash and cash equivalents at end of period	$11,058	$56,062

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

November 30, 2013

(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen and twenty-six weeks ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

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

2. Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended November 30, 2013 and December 1, 2012 was $656 and $345, respectively. Liabilities associated with Stock Appreciation Rights (“SARs”) as of November 30, 2013 and June 1, 2013 were $961 and $986 respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at November 30, 2013 was $1,626, and will be recorded over a period of 2.1 years. Refer to Note 11 of our June 1, 2013 audited financial statements for further information on our stock compensation plans.

3. Inventories

Inventories consisted of the following:

	November 30, 2013	June 1, 2013
Flocks	$87,835	$83,894
Eggs	11,894	13,694
Feed and supplies	43,555	50,405
	$143,284	$147,993

4. Contingencies

Financial Instruments

The Company maintains cash collateralized standby letters of credit (“LOC”), for the benefit of certain insurance companies, with a bank totaling $2,973 at November 30, 2013. The cash that collateralizes the LOCs is included in the line item “Other long-lived assets” in the condensed consolidated balance sheets. None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		26 Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net income attributable to
Cal-Maine Foods, Inc.	$26,106	$14,290	$34,862	$23,705

Basic weighted-average common shares	24,045	23,941	24,042	23,931

Effect of dilutive securities:
Restricted shares	63	-	63	-
Common stock options	29	37	29	37
Dilutive potential common shares	24,137	23,978	24,134	23,968

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$1.09	$0.60	$1.45	$0.99
Diluted	$1.08	$0.60	$1.44	$0.99

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

In the fourth quarter of fiscal 2013 the Company reported a net loss attributable to Cal-Maine Foods, Inc. of $3,833. As a result total dividends paid for the twenty-six weeks ended November 30, 2013 are calculated only on net income attributable to Cal-Maine Foods, Inc. in excess of $3,833.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (shares in thousands):

	13 Weeks Ended		26 Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net income attributable to Cal-Maine Foods, Inc.	$26,106	$14,290	$34,862	$23,705
Fourth quarter fiscal 2013 loss	-	-	(3,833)	-
Net income available for dividend calculation	26,106	14,290	31,029	23,705

1/3 of net income attributable to Cal-Maine Foods, Inc.	8,703	4,764	10,343	7,902

Accrued dividends payable	8,703	4,764

Common stock outstanding (shares)	21,708	21,635
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	24,108	24,035

Dividends per common share*	$0.361	$0.199	$0.429	$0.330

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. ÷ Total common stock outstanding (shares)

7. Derivative Financial Instruments

The Company holds commodity futures contracts in the form of call options, the cost of which is paid for by customers, to protect against increases in the price of corn and soybean meal purchases required to support that portion of its shell egg production sold on a cost of production formula. The contracts are generally for durations of less than six months. The Company elected to mark the unrealized changes in derivative instrument fair value to market; however, the net realized cost of these contracts is paid by customers, so there is no net impact to the Company’s Consolidated Statement of Income. The fair value of all derivative instruments outstanding is included as a component of Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as follows:

Contracts outstanding at November 30, 2013
Commodity	Units (in thousands)	Fair Value
Corn	2,550 bushels	$114
Soybean meal	27 tons	$607

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

	November 30, 2013		June 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.99 – 6.4% Notes payable	$49,640	$50,711	$54,240	$56,237
Series A Senior Secured Notes at 5.45%	9,470	9,474	10,523	10,636
Notes payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	257	257	257	257
	$59,367	$60,442	$65,020	$67,130

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities that are required to be measured at fair value on a recurring basis as of November 30, 2013 and June 1, 2013:

	November 30, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$68,010	$-	$68,010
US government obligations	-	3,309	-	3,309
Corporate bonds	-	69,538	-	69,538
Certificates of deposit	-	1,886	-	1,886
Foreign government obligations	-	701	-	701
Government agency bonds	-	7,449	-	7,449
Mutual Funds*	1,148	-	-	1,148
Total available-for-sale securities at fair value	1,148	150,893	-	152,041
Commodity Contracts	-	721	-	721
Total assets measured at fair value	$1,148	$151,614	$-	$152,762

Contingent consideration	$-	$-	$1,294	$1,294
Total liabilities measured at fair value	$-	$-	$1,294	$1,294

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$61,195	$-	$61,195
US government obligations	-	12,377	-	12,377
Corporate bonds	-	64,383	-	64,383
Certificates of deposit	-	12,285	-	12,285
Government agency bonds	-	7,664	-	7,664
Mutual Funds*	1,026	-	-	1,026
Total assets measured at fair value	$1,026	$157,904	$-	$158,930

Contingent consideration	$-	$-	$1,250	$1,250
Total liabilities measured at fair value	$-	$-	$1,250	$1,250

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, United States government obligations, government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use. Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the twenty-six week period ended November 30, 2013 we recognized $1,492 in expense resulting from the increase in fair value of the contingent consideration. This expense was recognized in earnings as an increase of selling, general, and administrative expenses. Changes in the fair value of contingent consideration obligations were as follows:

Twenty-six weeks ended November 30, 2013
Balance at June 1, 2013	$1,250
Expense recognized in earnings	1,492
Actual payments made	(1,448)
Balance at November 30, 2013	$1,294

9. Available-for-Sale Securities

	November 30, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$67,898	$112	$-	$68,010
US government obligations	3,307	2	-	3,309
Corporate bonds	69,442	96	-	69,538
Certificates of deposit	1,885	1	-	1,886
Foreign government obligations	701	-	-	701
Government agency bonds	7,441	8	-	7,449
Total available-for-sale securities	$150,674	$219	$-	$150,893

Mutual Funds*	$778	$370	$-	$1,148
Total noncurrent available-for-sale securities	$778	$370	$-	$1,148

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$61,124	$71	$-	$61,195
US government obligations	12,378	-	1	12,377
Corporate bonds	64,406	-	23	64,383
Certificates of deposit	12,280	5	-	12,285
Government agency bonds	7,659	5	-	7,664
Total current available-for-sale securities	$157,847	$81	$24	$157,904

Mutual Funds*	721	305	-	1,026
Total noncurrent available-for-sale securities	$721	$305	$-	$1,026

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $52,409 and $157,179 during the twenty-six week periods ending November 30, 2013 and December 1, 2012, respectively. Gross realized gains on those sales during the twenty-six week periods ending November 30, 2013 and December 1, 2012 were $4 and $1, respectively. Gross realized losses on those sales during the twenty-six week periods ending November 30, 2013 and December 1, 2012 were $2 and $203, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding gains net of tax on available-for-sale securities were $139 and $137 for the twenty-six week period ending November 30, 2013 and December 1, 2012, respectively. The unrealized holding gains net of tax have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at November 30, 2013, are as follows:

Estimated Fair Value
Within one year	$95,244
After 1-5 years	55,649
After 5-10 years	-
Total	$150,893

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

10. Guarantee

The Company owns 50% of the membership interests in Delta Egg Farm, LLC (“Delta Egg”), and is a guarantor of 50% of approximately $7,215 of Delta Egg’s long-term debt at November 30, 2013.  The other 50% owner guarantees 50% of the debt.  Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through fiscal 2018.  Delta Egg is engaged in the production, processing, and distribution of shell eggs.   Payment under the guarantee would be required if Delta Egg is unable to pay the debt.  Management believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

11. Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six week period ended November 30, 2013:

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at June 1, 2013	$351	$24	$(20,572)	$39,052	$166	$498,711	$312	$518,044
Dividends*	-	-	-	-	-	(10,434)	-	(10,434)
Other comprehensive loss, net of tax	-	-	-	-	139	-	-	139
Proceeds from stock option exercise	-	-	15	44	-	-	-	59
Tax benefit on non-qualifying distribution of incentive stock options	-	-	-	160	-	-	-	160
Restricted stock compensation	-	-	-	411	-	-	-	411
Net income	-	-	-	-	-	34,862	283	35,145
Balance at November 30, 2013	$351	$24	$(20,557)	$39,667	$305	$523,139	$595	$543,524

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

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended November 30, 2013, we produced approximately 73% of the total number of shell eggs we sold. Approximately 6% of such production was provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 27% of the shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs. Feed costs averaged about 67% of our total farm egg production cost for the thirteen and twenty-six week periods ended November 30, 2013. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold. The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. Improved weather and higher crop yields for the 2013-2014 crop year improved the supply outlook and provided some price relief for our primary feed ingredient. As a result, we expect to incur lower feed costs for the remainder of fiscal 2014 compared to fiscal 2013; however, we anticipate future feed costs to remain volatile.

RESULTS OF OPERATIONS

The purchase of the commercial egg assets of Maxim Production Co., Inc. on November 15, 2012 as described in Note 2 of our June 1, 2013 audited financial statements is referred to below as the “Acquisition.”

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.9	84.4	82.3	84.0
Gross profit	21.1	15.6	17.7	16.0
Selling, general, and administrative expense	9.5	9.4	10.0	10.0
Operating income	11.6	6.2	7.7	6.0
Other income (expense):
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.3)
Royalty income	0.2	0.0	0.4	0.2
Other	0.1	0.8	0.3	0.3
	0.1	0.6	0.5	0.2

Income before income taxes	11.5	6.8	8.1	6.2
Income tax expense	4.1	2.5	2.9	2.2
Net income before noncontrolling interest	7.4	4.3	5.2	4.0
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.1
Net income attributable to Cal-Maine Foods, Inc.	7.4%	4.3%	5.2%	3.9%

NET SALES

Approximately 96% of our net sales consist of shell egg sales and approximately 3% was egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen-week period ended November 30, 2013 were $354.3 million, an increase of $25.4 million, or 7.7%, compared to net sales of $328.9 million for the thirteen-week period ended December 1, 2012. Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2013. Dozens sold for the second quarter of fiscal year 2014 were 252.8 million, an increase of 14.7 million, or 6.2%, compared to 238.1 million for the second quarter of fiscal 2013. Our net average selling price per dozen of shell eggs for the thirteen-week period ended November 30, 2013 was $1.340, compared to $1.323 for the thirteen-week period ended December 1, 2012, an increase of 1.3%. Our net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

For the thirteen weeks ended November 30, 2013, egg product sales were $10.2 million, an increase of $500,000, or 5.2%, compared to $9.7 million for the same thirteen-week period last year. Pounds sold for the second quarter of fiscal year 2014 were 11.9 million pounds, a decrease of 1.5 million pounds, or 11.2%, compared to 13.4 million pounds for the second quarter of fiscal year 2013. The decrease in sales volume for the thirteen-week period ended November 30, 2013 was offset by significantly higher market prices for liquid whole eggs and egg whites.

On a comparable basis, excluding the Acquisition, net sales for the thirteen-week period ended November 30, 2013 were $323.4 million, an increase of $5.1 million, or 1.6%, compared to net sales of $318.3 million for the thirteen-week period ended December 1, 2012. Dozens sold for the current thirteen-week period, excluding the Acquisition, were 227.0 million, compared to 230.0 million for the same thirteen-week period in fiscal 2013, a decrease of 3.0 million, or 1.3%.

Net sales for the twenty-six week period ended November 30, 2013 were $673.8 million, an increase of $72.0 million, or 12.0%, compared to net sales of $601.8 million for the fiscal 2013 twenty-six week period. Dozens sold for the current twenty-six week period were 495.3 million, compared to 448.1 million for the same twenty-six week period in fiscal 2013, an increase of 47.2 million dozen, or 10.5%. For the twenty-six week period ended November 30, 2013, our net average selling price per dozen was $1.297, compared to $1.283 per dozen for the same period last year, an increase of $0.014 per dozen, or 1.1%.

For the twenty-six week period ended November 30, 2013, egg product sales were $19.9 million, an increase of $2.1 million, or 11.8%, compared to $17.8 million for the same twenty-six week period last year. Pounds sold for the current twenty-six week period were 24.3 million pounds, a decrease of 2.2 million pounds, or 8.3%, compared to 26.5 million pounds for the same period last year.

On a comparable basis, excluding the Acquisition, net sales for the twenty-six week period ended November 30, 2013 were $615.0 million, an increase of $23.8 million, or 4.0%, compared to net sales of $591.2 million for the twenty-six week period ended December 1, 2012. Dozens sold for the current twenty-six week period, excluding the Acquisition, were 445.2 million, compared to 440.0 million for the same twenty-six week period in fiscal 2013, an increase of 5.2 million, or 1.2%.

The table below represents an analysis of our non-specialty and specialty shell egg sales. Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
(Amounts in thousands)	November 30, 2013		December 1, 2012		November 30, 2013		December 1, 2012
Total net sales	$354,275		$328,870		$673,803		$601,798

Non-specialty shell egg sales	$257,403	75.6%	$242,335	76.7%	$486,197	75.3%	$440,834	76.4%
Specialty shell egg sales	80,605	23.7%	72,514	22.9%	155,820	24.1%	134,002	23.2%
Other	2,612	0.8%	1,146	0.4%	4,032	0.6%	2,304	0.4%
Net shell egg sales	$340,620	100.0%	$315,995	100.0%	$646,049	100.0%	$577,140	100.0%

Net shell egg sales as a percent of total net sales	96%		96%		96%		96%

Non-specialty shell egg dozens sold	211,187	83.6%	199,130	83.6%	414,559	83.7%	375,402	83.8%
Specialty shell egg dozens sold	41,579	16.4%	38,934	16.4%	80,756	16.3%	72,723	16.2%
Total dozens sold	252,766	100.0%	238,064	100.0%	495,315	100.0%	448,125	100.0%

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.

Specialty shell eggs, which include nutritionally enhanced, cage free, and organic eggs, represent a significant portion of our sales volume. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. The average selling price of specialty shell eggs increased approximately 4.1% over the second quarter of fiscal 2013.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or baby chicks, which are included with our shell egg operations. For the thirteen-week periods ended November 30, 2013 shell egg sales classified as “Other” represented approximately 0.8% of shell egg dollar sales, compared to 0.4% for the thirteen week period ended December 1, 2012. For the twenty-six week period ended November 30, 2013 shell egg sales classified as “Other” represented approximately 0.6% of shell egg dollar sales, compared to 0.4% for the twenty-six week period ended December 1, 2012.

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

The following table presents the key variables affecting our cost of sales.

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Cost of Sales:
Farm production	$132,437	$144,841	$272,472	$263,090
Processing and packaging	37,571	34,173	73,948	64,105
Outside egg purchases and other	101,182	89,970	190,933	162,623
Total shell eggs	271,190	268,984	537,353	489,818
Egg products	8,243	8,440	16,131	15,178
Other	175	148	741	789
Total	$279,608	$277,572	$554,225	$505,785

Farm production cost (cost per dozen produced)
Feed	$0.49	$0.57	$0.51	$0.55
Other	0.24	0.24	0.25	0.24
Total	$0.73	$0.81	$0.76	$0.79

Outside egg purchases (average cost per dozen)	$1.35	$1.32	$1.30	$1.29

Dozen Produced	185,538	179,849	365,265	337,751
Dozen Sold	252,766	238,064	495,315	448,125

Cost of sales for the second quarter of fiscal 2014 was $279.6 million, an increase of $2.0 million, or 0.7%, compared to cost of sales of $277.6 million for the second quarter of fiscal 2013. Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced. Feed cost per dozen for the fiscal 2014 second quarter was $0.486, compared to $0.574 per dozen for the comparable fiscal 2013 quarter, a decrease of 15.3%. The decrease in feed costs and the increased average customer selling price resulted in an increase of gross profit margin from 15.6% of net sales for the quarter ended December 1, 2012 to 21.1% of net sales for the current quarter ended November 30, 2013.

Excluding the Acquisition, cost of sales for the current thirteen-week period was $254.6 million, a decrease of $15.0 million, or 5.6%, compared to $269.6 million for the same thirteen-week period in fiscal year 2013.

For the twenty-six week period ended November 30, 2013, total cost of sales was $554.2 million, an increase of $48.4 million, or 9.6%, compared to $505.8 million for the twenty-six week period ended December 1, 2012. The increase in cost of sales is primarily due to the Acquisition and increased sales volume. Feed cost for the current twenty-six week period was $0.512 per dozen, compared to $0.547 per dozen for the twenty-six week period ended December 1, 2012, a decrease of 6.4%. Gross profit increased from 16.0% of net sales for the twenty-six week period ended December 1, 2012 to 17.7% of net sales for the twenty-six week period ended November 30, 2013.

On a comparable basis, excluding the Acquisition, cost of sales for the twenty-six week period ended November 30, 2013 was $504.6 million, an increase of $6.8 million, or 1.4%, compared to $497.8 million for the twenty-six week period ended December 1, 2012.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The following table presents an analysis of our selling, general, and administrative expenses.

	13 Weeks Ended
	Actual	Less: Acquisition	Net
(Amounts in thousands)	November 30, 2013	November 30, 2013	November 30, 2013	December 1, 2012	Change
Stock compensation expense	$415	$0	$415	$181	$234
Specialty egg expense	11,764	7	11,757	9,394	2,363
Payroll and overhead	6,502	413	6,089	5,876	213
Other expenses	4,785	2,079	2,706	6,191	(3,485)
Delivery expense	10,343	1,236	9,107	9,290	(183)
Total	$33,809	$3,735	$30,074	$30,932	$(858)

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead. Selling, general, and administrative expense for the thirteen-week period ended November 30, 2013 was $33.8 million, an increase of $2.9 million, or 9.4%, compared to $30.9 million for the thirteen-week period ended December 1, 2012. Excluding the Acquisition, selling, general, and administrative expense for the second quarter of fiscal 2014 was $30.1 million, a decrease of $858,000, or 2.8%, compared to $30.9 million for the same quarter in fiscal 2013. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period. For stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such arrangements to stock compensation expense. A 6.8% increase in specialty shell egg dozens sold resulted in a similar increase in advertising promotions and franchise expense. As a percentage of net sales, payroll and overhead was 1.8% for the second quarters of fiscal 2013 and 2014. Excluding the Acquisition, delivery expense decreased slightly as a percent of net sales from 2.8% in the second quarter of fiscal 2013 to 2.6% in fiscal 2014. Other expenses decreased as a result of a significant reduction in professional fees, workers compensation claims, software implementation expense, and bad debt expense. Excluding the Acquisition, selling, general, and administrative expense decreased from 9.4% of net sales for the thirteen-week period ended December 1, 2012 to 8.5% for the thirteen-week period ended November 30, 2013.

	26 Weeks Ended
	Actual	Less: Acquisition	Net
(Amounts in thousands)	November 30, 2013	November 30, 2013	November 30, 2013	December 1, 2012	Change
Stock compensation expense	$656	$0	$656	$345	$311
Specialty egg expense	21,766	25	21,741	17,667	4,074
Payroll and overhead	13,118	554	12,564	11,826	738
Other expenses	11,720	3,055	8,665	12,054	(3,389)
Delivery expense	20,390	2,281	18,109	18,158	(49)
Total	$67,650	$5,915	$61,735	$60,050	$1,685

For the twenty-six weeks ended November 30, 2013, selling, general, and administrative expense was $67.7 million, an increase of $7.6 million, or 12.6%, compared to $60.1 million for the same period in fiscal 2013. Excluding the Acquisition, selling, general, and administrative expense for the twenty-six weeks ended November 30, 2013 was $61.7 million, an increase of $1.6 million, or 2.7%, compared to the same period in fiscal 2013. Specialty egg dozens sold increased 11.1% compared to the same twenty-six week period in fiscal 2013. The increase in specialty eggs sold resulted in increased advertising, promotion, and franchise expense. As a percentage of net sales, payroll and overhead decreased from 2.0% for the twenty-six week period ended December 1, 2012 to 1.9% for the same period in fiscal 2013. Other expenses decreased as a result of a significant reduction in professional fees, workers compensation claims, software implementation expense, and bad debt expense. Excluding the Acquisition, delivery expense remained relatively unchanged during between the twenty-six week periods ended December 1, 2012 and November 30, 2013. As a percent of net sales, excluding the Acquisition, selling, general, and administrative expense decreased from 10.0% for the twenty-six week period ended December 1, 2012 to 9.2% for the same period in fiscal 2013.

OPERATING INCOME

As a result of the above, operating income was $40.9 million for the second quarter of fiscal 2014, compared to $20.4 million for the fiscal 2013 second quarter. Operating income as a percent of net sales was 11.6% for the second quarter of fiscal 2014, compared to 6.2% for the second quarter of fiscal 2013.

For the twenty-six weeks ended November 30, 2013, operating income was $51.9 million, compared to operating income of $36.0 million for the comparable period in fiscal 2013. As a percent of net sales, operating income for the current fiscal 2014 period was 7.7%, compared to 6.0% for the same period in fiscal 2013.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense and equity in income (loss) of affiliates for equity method investments. Other income for the thirteen-week period ended November 30, 2013 was 58,000, a decrease of $1.9 million, compared to $2.0 million for the thirteen-week period ended December 1, 2012. Other income decreased compared to last year due to a patronage dividend of $2.7 million from Eggland’s BestTM received in the second quarter fiscal 2013. As a percent of net sales, other income was 0.1% for the thirteen-week period ended November 30, 2013 as compared to 0.6% of net sales for the same period of fiscal 2013.

Net interest expense increased by $102,000 as compared to second quarter of fiscal 2013 primarily due to a reduction in interest income on available for sale securities.

For the twenty-six weeks ended November 30, 2013, other income was $2.8 million, compared to $1.1 million for the twenty-six week period ended December 1, 2012. As a percent of net sales, other income was 0.5% for the twenty-six weeks ended November 30, 2013, compared 0.2% for the comparable period last year.

Net interest expense decreased by $400,000 as compared to the same twenty-six week period of fiscal 2013 due to the continued reduction of outstanding debt.

Royalty income was $2.4 million for the twenty-six week period ending November 30, 2013, an increase of $900,000, compared to $1.5 million in the same period of fiscal 2013.

INCOME TAXES

Pre-tax income was $40.9 million for the thirteen-week period ended November 30, 2013, compared to $22.4 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $14.7 million was recorded, with an effective tax rate of 35.9%, compared to $8.1 million, with an effective rate of 36.0%, for last year’s comparable thirteen-week period.

For the twenty-six week period ended November 30, 2013, pre-tax income was $54.7 million, compared to $37.1 million for the comparable period in fiscal 2013. For the current fiscal 2014 twenty-six week period, income tax expense of $19.6 million was recorded with an effective tax rate of 35.8%, compared to $13.2 million with an effective rate of 35.7% for last year’s comparable period.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen-week period ended November 30, 2013, net income attributable to noncontrolling interest was $141,000, compared to $40,000 for the same thirteen-week period of fiscal 2013.

Net income attributable to noncontrolling interest for the twenty-six week period ended November 30, 2013 was $283,000 as compared to $145,000 for the comparable period of fiscal 2013.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen-week period ended November 30, 2013 was $26.1 million, or $1.09 per basic share and $1.08 per diluted share, compared to net income of $14.3 million, or $0.60 per basic and diluted share for the same period last year.

For the twenty-six week period ended November 30, 2013, net income was $34.9 million or $1.45 per basic share and $1.44 per diluted share, compared to net income of $23.7 million, or $0.99 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 30, 2013 was $301.1 million, compared to $284.7 million at June 1, 2013. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.58 at November 30, 2013, compared with 3.19 at June 1, 2013. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.0 million in outstanding standby letters of credit, which are collateralized with cash. Our long-term debt at November 30, 2013, including current maturities, amounted to $59.4 million, compared to $65.0 million at June 1, 2013. Refer to Note 9 of our June 1, 2013 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended November 30, 2013, $9.5 million in net cash was provided by operating activities, an increase of $700,000, compared to net cash provided by operations of $8.8 million for the comparable period in fiscal 2013. Improved operating income as a result of decreasing production costs and increasing sales contributed greatly to our positive cash flow from operations, which increased despite the payment in the first quarter of fiscal 2014 of the $28.0 million legal settlement described in Notes 14 and 20 of our June 1, 2013 audited financial statements.

For the twenty-six weeks ended November 30, 2013, approximately $52.4 million was provided from the sale of short-term investments, $45.2 million was used to purchase short-term investments, and a net $3.8 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $27.8 million was used to purchase property, plant and equipment, of which construction projects accounted for approximately $20.8 million. We used approximately $5.7 million for principal payments on long-term debt. The net result of these activities was a decrease in cash of approximately $13.9 million since June 1, 2013.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), capital expenditures to an amount not to exceed $60.0 million in any twelve month period, and lease obligations and additional long-term borrowings (total funded debt to total capitalization not to exceed 55%); and (3) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 30, 2013, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements also require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company is expanding certain cage free and caged production facilities in south Texas. The project consists of the construction of 4 pullet houses to accommodate approximately 600,000 pullets and 8 layer houses to accommodate approximately 1.1 million laying hens. The expected cost is approximately $28.9 million and should be completed in fiscal 2015. As of November 30, 2013 approximately $15.9 million of costs remained on the project.

The Company is in the process of converting existing layer facilities into pullet facilities at our Dade City, FL operation. The project will include pullet houses to accommodate approximately 650,000 pullets, and is expected to cost approximately $7.7 million. The project should be completed by August 2014. As of November 30, 2013 approximately $2.5 million of costs remained on the project.

The Company recently approved the construction of 3 layer houses to accommodate approximately 495,000 laying hens and 1 pullet house to accommodate approximately 165,000 pullets at our existing location in Okeechobee, FL. The project is expected to cost $12.4 million and should be completed in the first quarter of fiscal 2015.

Looking forward to the rest of fiscal 2014 and into fiscal 2015, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company owns 50% of the membership interest in Delta Egg Farm, LLC (“Delta Egg”). At November 30, 2013, the Company is a guarantor of 50% of approximately $7.2 million of Delta Egg’s long-term debt. Delta Egg’s long-term debt is secured by substantially all of the fixed assets of Delta Egg and is due in monthly installments through July 2018. Delta Egg is engaged in the production, processing, and distribution of shell eggs. The other 50% owner guarantees 50% of the debt. Payment under the guarantee would be required if Delta Egg is unable to pay the debt. Management of the Company believes payment under the guarantee is unlikely because Delta Egg is well capitalized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to “Impact of Recently Issued Accounting Standards” in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 1, 2013 and Note 12 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended November 30, 2013 that we expect will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 1, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended August 31, 2013, under Part II Item 1: Legal Proceedings and in our Annual Report on Form 10-K for the year ended June 1, 2013, under Part I, Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Indirect Purchaser Putative Class Action.  The indirect purchaser cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  The court issued an order staying all discovery and deadlines set forth in the Case Management Order No. 20 until January 3, 2014, pending the outcome of case-wide mediation efforts.  The Company expects the court to lift the stay on discovery at some point during the month of January, 2014.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The court’s order staying all discovery and deadlines set forth in the Case Management Order No. 20 until January 3, 2014, also applies to these cases pending the outcome of various mediation efforts. The Company expects the court to lift the stay on discovery at some point during the month of January, 2014.

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

The Pennsylvania court has not set a trial date for any of the consolidated cases. The Kansas state court has entered a schedule for discovery and dispositive motions, but the court and the parties have agreed to modify that schedule. The clerk for the Kansas state court judge has verbally told the parties that the trial will start in October of 2014, but there is not yet a new scheduling order in place.

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

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated December 30, 2013 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 30, 2013)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith as an Exhibit.

** Furnished herewith as an Exhibit.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: December 31, 2013	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: December 31, 2013	/s/ Charles F. Collins
Charles F. Collins
Vice President, Controller
(Principal Accounting Officer)

