Form 10-Q
period 2014-03-01
CAL MAINE FOODS INC
filed 2014-03-31
CIK 16160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 1, 2014

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 28, 2014.

Common Stock, $0.01 par value	21,781,557 shares

Class A Common Stock, $0.01 par value	2,400,000 shares

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 1, 2014	June 1, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,387	$24,984
Investment securities available-for-sale	175,261	157,904
Trade receivables (less allowance for doubtful accounts of $680 at March 1, 2014 and $771 at June 1, 2013) and other receivables	97,795	82,586
Inventories	149,296	147,993
Prepaid expenses and other current assets	2,170	1,414
Total current assets	439,909	414,881

Property, plant and equipment, net	306,528	266,008
Goodwill	28,298	24,417
Other investments	5,957	20,413
Other intangible assets	11,100	12,326
Other long-lived assets	4,799	7,017
Notes receivable – noncurrent	486	565
TOTAL ASSETS	$797,077	$745,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,266	$71,827
Accrued legal settlement expense	-	28,000
Accrued dividends payable	14,284	-
Current maturities of long-term debt	10,577	10,373
Deferred income taxes	31,571	19,995
Total current liabilities	128,698	130,195

Long-term debt, less current maturities	53,384	54,647
Other noncurrent liabilities	4,810	4,322
Deferred income taxes	37,330	38,419
Total liabilities	224,222	227,583

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,782 shares outstanding at
March 1, 2014 and 21,698 at June 1, 2013	351	351
Class A common stock, $0.01 par value per share, authorized, issued and outstanding 2,400 shares at March 1, 2014 and June 1, 2013	24	24
Paid-in capital	40,043	39,052
Retained earnings	551,827	498,711
Accumulated other comprehensive income, net of tax	365	166
Common stock in treasury at cost – 13,349 shares at March 1, 2014 and 13,432 at June 1, 2013	(20,453)	(20,572)
Total Cal-Maine Foods, Inc. stockholders’ equity	572,157	517,732
Noncontrolling interests in consolidated entities	698	312
Total stockholders’ equity	572,855	518,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,077	$745,627

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	$395,522	$360,373	$1,069,325	$962,171
Cost of sales	303,627	293,326	857,852	799,111
Gross profit	91,895	67,047	211,473	163,060
Selling, general, and administrative expense	45,299	36,136	112,949	96,186
Operating income	46,596	30,911	98,524	66,874
Other income (expense):
Interest expense, net	(563)	(963)	(2,049)	(2,849)
Royalty income	1,037	2,013	3,449	3,492
Patronage dividends	5,841	11,504	6,093	14,267
Equity in income of affiliates	1,530	2,037	2,484	2,880
Other	4,158	380	4,795	(1,684)
	12,003	14,971	14,772	16,106

Income before income taxes and noncontrolling interest	58,599	45,882	113,296	82,980
Income tax expense	15,643	15,335	35,195	28,583
Net income before noncontrolling interest	42,956	30,547	78,101	54,397
Less: Net income (loss) attributable to noncontrolling interest	103	(4)	386	141
Net income attributable to Cal-Maine Foods, Inc.	$42,853	$30,551	$77,715	$54,256

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.78	$1.27	$3.23	$2.26
Diluted	$1.77	$1.27	$3.22	$2.26
Dividends per common share	$0.591	$0.423	$1.020	$0.753
Weighted average shares outstanding:
Basic	24,047	24,035	24,061	23,966
Diluted	24,162	24,104	24,155	24,013

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net income, including noncontrolling interests	$42,956	$30,547	$78,101	$54,397

Other comprehensive income, before tax:

Unrealized holding gain on available-for-sale securities, net of reclassification adjustments	97	157	325	381

Other comprehensive income, before tax	97	157	325	381

Income tax expense related to items of other comprehensive income	37	61	126	148

Other comprehensive income, net of tax	60	96	199	233

Comprehensive income	43,016	30,643	78,300	54,630

Less: comprehensive income (loss) attributable to the noncontrolling interest	103	(4)	386	141

Comprehensive income attributable to Cal-Maine Foods, Inc.	$42,913	$30,647	$77,914	$54,489

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	March 1, 2014	March 2, 2013
Operating activities:
Net income including noncontrolling interest	$78,101	$54,397
Depreciation and amortization	27,318	24,718
Other adjustments, net	(34,562)	(36,515)
Net cash provided by operations	70,857	42,600

Investing activities:
Purchase of investments	(106,472)	(163,307)
Sales of investments	91,412	177,396
Purchases of property, plant and equipment	(40,927)	(19,121)
Payments received on notes receivable and from affiliates	4,379	6,285
Acquisitions of businesses, net of cash acquired	(11,548)	(74,907)
Increase in notes receivable and investments in affiliates	-	(294)
Net proceeds from disposal of property, plant and equipment	631	62
Net cash used in investing activities	(62,525)	(73,886)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	271	380
Principal payments on long-term debt	(7,884)	(8,474)
Payments of dividends	(10,316)	(20,357)
Net cash used in financing activities	(17,929)	(28,451)
Net change in cash and cash equivalents	(9,597)	(59,737)

Cash and cash equivalents at beginning of period	24,984	97,128
Cash and cash equivalents at end of period	$15,387	$37,391

See Notes to Condensed Consolidated Financial Statements

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 1, 2014

(unaudited)

1. Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Operating results for the thirteen and thirty-nine weeks ended March 1, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

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

2. Acquisition

Effective March 1, 2014, the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) for $17.0 million. The Company previously owned 50% of Delta Egg through a joint venture with Sunbest Foods of Iowa, a Moark, LLC affiliate. The purchase price was funded from our available cash balances. In conjunction with the acquisition, the Company recognized a non-recurring, non-cash gain of $4.0 million for the excess in purchase price over the carrying value of the 50% investment in the unconsolidated joint venture. This gain was recorded in “Other Income” in the Company’s Condensed Consolidated Statements of Income. The gain is non-taxable, and therefore resulted in a $1.5 million reduction to the Company’s income tax expense for the third quarter of fiscal 2014. Additionally, the Company recorded a $3.7 million decrease to deferred income tax liabilities related to the outside basis of our equity investment in Delta Egg. Delta Egg’s assets include a feed mill and a production complex with capacity for approximately 1.2 million laying hens near Delta, Utah, as well as an organic complex with capacity for approximately 400,000 laying hens near Chase, Kansas.

The following table represents the allocation of the purchase price to the assets and liabilities acquired, based on their fair values (in thousands):

Cash and cash equivalents	$5,452
Investment securities available for sale	1,973
Inventories	7,033
Property, plant, and equipment	24,767
Other intangible assets	929
Goodwill	3,881
Other current assets	2,824
Current liabilities	(3,677)
Long-term debt	(5,301)
Deferred income taxes	(3,881)

Total assets and liabilities acquired	$34,000

The allocation was preliminary at March 1, 2014 due to the timing of the acquisition.

3.    Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended March 1, 2014 and March 2, 2013 was $1.0 million and $712,000, respectively. Liabilities associated with Stock Appreciation Rights (“SARs”) as of March 1, 2014 and June 1, 2013 were $867,000 and $986,000 respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets. Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at March 1, 2014 was $4.8 million, and will be recorded over a period of 2.4 years. Refer to Note 11 of our June 1, 2013 audited financial statements for further information on our stock compensation plans.

A summary of the Company’s restricted shares activity for the thirty-nine weeks ended March 1, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 1, 2013	63,000	$41.08
Granted	63,600	53.53
Vested	(2,600)	(46.35)
Forfeited	(300)	(41.08)
Outstanding, March 1, 2014	123,700	$47.37

4. Inventories

Inventories consisted of the following (in thousands):

	March 1, 2014	June 1, 2013
Flocks	$89,491	$83,894
Eggs	12,050	13,694
Feed and supplies	47,755	50,405
	$149,296	$147,993

5. Contingencies

Financial Instruments

The Company maintains cash collateralized standby letters of credit (“LOC”), for the benefit of certain insurance companies, with a bank totaling $3.0 million at March 1, 2014. The cash collateralizing the LOCs is included in the line item “Other long-lived assets” in the Condensed Consolidated Balance Sheets. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions.  If the Company’s assessment of a contingency indicates it is probable a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements.    If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the possible loss or range of possible loss would be disclosed, or a statement would be made that such an estimate cannot be made.

These legal actions are discussed in detail at Part II, Item 1, of this report.

6. Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock. The computations of basic and diluted net income per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net income attributable to Cal-Maine Foods, Inc.	$42,853	$30,551	$77,715	$54,256

Basic weighted-average common shares	24,047	24,035	24,061	23,966

Effect of dilutive securities:
Restricted shares	95	32	74	10
Common stock options	20	37	20	37
Dilutive potential common shares	24,162	24,104	24,155	24,013

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.78	$1.27	$3.23	$2.26
Diluted	$1.77	$1.27	$3.22	$2.26

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

In the fourth quarter of fiscal 2013 the Company reported a net loss attributable to Cal-Maine Foods, Inc. of $3.8 million. As a result total dividends paid for the thirty-nine weeks ended March 1, 2014 are calculated only on net income attributable to Cal-Maine Foods, Inc. in excess of $3.8 million.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net income attributable to Cal-Maine Foods, Inc.	$42,853	$30,551	$77,715	$54,256
Fourth quarter fiscal 2013 loss	-	-	(3,833)	-
Net income available for dividend calculation	42,853	30,551	73,882	54,256

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	14,284	10,184	24,627	18,085

Accrued dividends payable	14,284	10,184

Common stock outstanding (shares)	21,782	21,698
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	24,182	24,098

Dividends per common share*	$0.591	$0.423	$1.020	$0.753

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares)

8. Derivative Financial Instruments

The Company holds commodity futures contracts in the form of call options, the cost of which is paid for by customers, to protect against increases in the price of corn and soybean meal purchases required to support that portion of its shell egg production sold on a cost of production formula. The contracts are generally for durations of less than six months. The Company elected to mark the unrealized changes in derivative instrument fair value to market; however, the net realized cost of these contracts is paid by customers, so there is no net impact to the Company’s Consolidated Statement of Income. The fair value of all derivative instruments outstanding is included as a component of “Prepaid Expenses and Other Current Assets” on the Condensed Consolidated Balance Sheets as follows (in thousands):

Contracts outstanding at period end
Commodity	Units	Fair Value
Corn	2,610 bushels	$325
Soybean meal	27 tons	$585

9. Fair Value Measurements

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Notes payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves. We believe cost approximates fair value for the “Notes payable-Texas Egg Products, LLC.” Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. There is no readily available market data for the “Note Payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows (in thousands):

	March 1, 2014		June 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.45 – 6.4% Notes payable	$54,559	$55,518	$54,240	$56,237
Series A Senior Secured Notes at 5.45%	8,944	8,944	10,523	10,636
Other	198	203	-	-
Notes payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	260	260	257	257
	$63,961	$64,925	$65,020	$67,130

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 1, 2014 and June 1, 2013:

	March 1, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$69,488	$-	$69,488
US government obligations	-	4,060	-	4,060
Corporate bonds	-	82,358	-	82,358
Commercial paper	-	9,697	-	9,697
Certificates of deposit	-	1,838	-	1,838
Government agency bonds	-	5,820	-	5,820
Variable rate demand notes	-	2,000	-	2,000
Mutual Funds*	1,406	-	-	1,406
Total available-for-sale securities at fair value	1,406	175,261	-	176,667
Commodity Contracts	-	910	-	910
Total assets measured at fair value	$1,406	$176,171	$-	$177,577

Contingent consideration	-	-	868	868
Total liabilities measured at fair value	$-	$-	$868	$868

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$61,195	$-	$61,195
US government obligations	-	12,377	-	12,377
Corporate bonds	-	64,383	-	64,383
Certificates of deposit	-	12,285	-	12,285
Government agency bonds	-	7,664	-	7,664
Mutual Funds*	1,026	-	-	1,026
Total assets measured at fair value	$1,026	$157,904	$-	$158,930

Contingent consideration	$-	$-	$1,250	$1,250
Total liabilities measured at fair value	$-	$-	$1,250	$1,250

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Our investment securities – available-for-sale classified as level 2 as of March 1, 2014 consist of certificates of deposit, United States government obligations, Canadian government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, corporate bonds, commercial paper and variable rate demand notes. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use. Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the thirty-nine weeks ended March 1, 2014 we recognized $2.2 million in expense resulting from the increase in fair value of the contingent consideration. This expense was recognized in earnings as an increase of selling, general, and administrative expenses. Changes in the fair value of contingent consideration obligations were as follows (in thousands):

Thirty-nine weeks ended March 1, 2014
Balance at June 1, 2013	$1,250
Liabilities recognized at acquisition date	-
(Gains)/Losses recognized in earnings	2,243
Actual payments made	(2,625)
Balance at March 1, 2014	$868

10. Available-for-Sale Securities

The following represents the Company’s available-for-sale securities as of March 1, 2014 and June 1, 2013 (in thousands):

	March 1, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$69,328	$160	$-	$69,488
US government obligations	4,057	3	-	4,060
Corporate bonds	82,255	103	-	82,358
Commercial paper	9,696	1	-	9,697
Certificates of deposit	1,837	1	-	1,838
Government agency bonds	5,814	6	-	5,820
Variable rate demand notes	2,000	-	-	2,000
Total available-for-sale securities	$174,987	$274	$-	$175,261

Mutual Funds*	993	413	-	1,406
Total noncurrent available-for-sale securities	$993	$413	$-	$1,406

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	June 1, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$61,124	$71	$-	$61,195
US government obligations	12,378	-	1	12,377
Corporate bonds	64,406	-	23	64,383
Certificates of deposit	12,280	5	-	12,285
Government agency bonds	7,659	5	-	7,664
Total current available-for-sale securities	$157,847	$81	$24	$157,904

Mutual Funds*	721	305	-	1,026
Total noncurrent available-for-sale securities	$721	$305	$-	$1,026

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $91.4 million and $177.4 million during the thirty-nine weeks ended March 1, 2014 and March 2, 2013, respectively. Gross realized gains on those sales during the thirty-nine weeks ended March 1, 2014 and March 2, 2013 were $7,000 and zero, respectively. Gross realized losses on those sales during the thirty-nine weeks ended March 1, 2014 and March 2, 2013 were $2,000 and $31,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding gains net of tax on available-for-sale securities were $199,000 and $233,000 for the thirty-nine weeks ended March 1, 2014 and March 2, 2013, respectively. The unrealized holding gains net of tax have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at March 1, 2014, are as follows (in thousands):

Estimated Fair Value
Within one year	$102,724
After 1-5 years	72,537
After 5-10 years	-
Total	$175,261

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

11. Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended March 1, 2014 (in thousands):

	Cal-Maine Foods, Inc.
	Common Stock				Accum.
		Class A	Treasury	Paid In	Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at June 1, 2013	$351	$24	$(20,572)	$39,052	$166	$498,711	$312	$518,044
Dividends*	-	-	-	-	-	(24,599)	-	(24,599)
Other comprehensive loss, net of tax	-	-	-	-	199	-	-	199
Grant of restricted stock	-	-	98	(98)	-	-	-	-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	-	-	(9)	-	-	-	-	(9)
Proceeds from stock option exercise	-	-	30	88	-	-	-	118
Tax benefit on non-qualifying distribution of incentive stock	-	-	-	160	-	-	-	160
Restricted stock compensation	-	-	-	841	-	-	-	841
Net income	-	-	-	-	-	77,715	386	78,101
Balance at March 1, 2014	$351	$24	$(20,453)	$40,043	$365	$551,827	$698	$572,855

* Dividends are calculated as 1/3 of net income after prior period loss (includes adjustment for actual dividends paid based on accrual from previous period).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (female chickens, usually under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest in the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the quarter ended March 1, 2014, we produced approximately 70% of the total number of shell eggs we sold. Approximately 5% of such production was provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. Approximately 30% of the shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs.  Feed costs averaged about 66% and 68% of our total farm egg production cost for the thirteen and thirty-nine weeks ended March 1, 2014.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Improved weather and higher crop yields for the 2013-2014 crop year improved the supply outlook and provided some price relief for corn.  However, demand for soybean meal is currently strong and as a result we have seen higher soybean meal prices for the thirteen weeks ended March 1, 2014 compared to the same period of 2013.  Overall, we expect to incur lower feed costs for the remainder of fiscal 2014 compared to fiscal 2013 due to the lower price of corn; however, we anticipate future feed costs to remain volatile.

RESULTS OF OPERATIONS

The purchase of the commercial egg assets of Maxim Production Co., Inc. on November 15, 2012 as described in Note 2 of our June 1, 2013 audited financial statements is referred to below as the “Acquisition.”

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8	81.4	80.2	83.1
Gross profit	23.2	18.6	19.8	16.9
Selling, general, and administrative expense	11.5	10.0	10.6	10.0
Operating income	11.7	8.6	9.2	6.9
Other income (expense):
Interest expense, net	(0.1)	(0.3)	(0.2)	(0.3)
Royalty income	0.3	0.6	0.3	0.4
Patronage dividends	1.5	3.2	0.6	1.5
Equity in income of affiliates	0.4	0.6	0.2	0.3
Other	1.0	0.1	0.5	(0.2)
	3.1	4.2	1.4	1.7

Income before income taxes and noncontrolling interest	14.8	12.8	10.6	8.6
Income tax expense	4.0	4.3	3.3	3.0
Net income before noncontrolling interest	10.8	8.5	7.3	5.6
Less: Net income (loss) attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Cal-Maine Foods, Inc.	10.8%	8.5%	7.3%	5.6%

NET SALES

Approximately 96% of our net sales consist of shell egg sales and approximately 3% was egg products, with the 1% balance consisting of sales of incidental feed and feed ingredients. Net sales for the thirteen weeks ended March 1, 2014 were $395.5 million, an increase of $35.1 million, or 9.7%, compared to net sales of $360.4 million for the thirteen weeks ended March 2, 2013. Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2013. Dozens sold for the third quarter of fiscal year 2014 were 268.9 million, an increase of 11.8 million, or 4.6%, compared to 257.1 million for the third quarter of fiscal 2013. Our net average selling price per dozen of shell eggs for the thirteen weeks ended March 1, 2014 was $1.416, compared to $1.351 for the thirteen weeks ended March 2, 2013, an increase of 4.8%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

For the thirteen weeks ended March 1, 2014, egg product sales were $9.9 million, an increase of $1.8 million, or 22.2%, compared to $8.1 million for the same thirteen-week period last year. Pounds sold for the third quarter of fiscal year 2014 were 12.3 million pounds, a decrease of 800,000 pounds, or 6.1%, compared to 13.1 million pounds for the third quarter of fiscal year 2013. The decrease in sales volume for the thirteen weeks ended March 1, 2014 was offset by significantly higher market prices for liquid whole eggs and egg whites due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.

Net sales for the thirty-nine weeks ended March 1, 2014 were $1,069.3 million, an increase of $107.1 million, or 11.1%, compared to net sales of $962.2 million for the same period of the prior year. Dozens sold for the current thirty-nine week period were 764.3 million, compared to 705.2 million for the same thirty-nine week period in fiscal 2013, an increase of 59.1 million dozen, or 8.4%. For the thirty-nine weeks ended March 1, 2014, our net average selling price per dozen was $1.338, compared to $1.308 per dozen for the same period last year, an increase of $0.03 per dozen, or 2.3%.

For the thirty-nine weeks ended March 1, 2014, egg product sales were $29.8 million, an increase of $3.9 million, or 15.1%, compared to $25.9 million for the same period last year. Pounds sold for the current thirty-nine week period were 36.6 million pounds, a decrease of 3.1 million pounds, or 7.8%, compared to 39.7 million pounds for the same period last year. The decrease in sales volume for the thirty-nine weeks ended March 1, 2014 was offset by significantly higher market prices for liquid whole eggs and egg whites due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.

On a comparable basis, excluding the Acquisition, net sales for the thirty-nine weeks ended March 1, 2014 were $976.9 million, an increase of $79.0 million, or 8.8%, compared to net sales of $897.9 million for the thirty-nine weeks ended March 2, 2013. Dozens sold for the current thirty-nine week period, excluding the Acquisition, were 687.0 million, compared to 653.8 million for the same thirty-nine week period in fiscal 2013, an increase of 33.2 million, or 5.1%.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data). Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
(Amounts in thousands)	March 1, 2014		March 2, 2013		March 1, 2014		March 2, 2013
Total net sales	$395,522		$360,373		$1,069,325		$962,171

Non-specialty shell egg sales	$289,844	75.8%	$265,032	75.9%	$776,040	75.4%	$705,866	76.2%
Specialty shell egg sales	90,791	23.7%	82,331	23.6%	246,611	24.0%	216,333	23.4%
Other	1,797	0.5%	1,643	0.5%	5,831	0.6%	3,948	0.4%
Net shell egg sales	$382,432	100.0%	$349,006	100.0%	$1,028,482	100.0%	$926,147	100.0%

Net shell egg sales as a percent of total net sales	97%		97%		96%		96%

Non-specialty shell egg dozens sold	222,015	82.6%	214,137	83.3%	636,574	83.3%	589,539	83.6%
Specialty shell egg dozens sold	46,927	17.4%	42,914	16.7%	127,683	16.7%	115,637	16.4%
Total dozens sold	268,942	100.0%	257,051	100.0%	764,257	100.0%	705,176	100.0%

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.

Specialty shell eggs, which include nutritionally enhanced, cage free, and organic eggs, represent a significant portion of our sales volume. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products. For the thirteen weeks ended March 1, 2014, specialty shell egg dozens sold increased approximately 9.4% and the average selling price increased 0.9% compared to the same period of the prior year. For the thirty-nine weeks ended March 1, 2014, specialty shell egg dozens sold increased approximately 10.4% and the average selling price increased approximately 3.2% over the same period of the prior year.

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

The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			39 Weeks Ended
(Amounts in thousands)	March 1, 2014	March 2, 2013	Percent Change	March 1, 2014	March 2, 2013	Percent Change
Cost of Sales:
Farm production	$131,780	$144,336	(8.7)%	$404,252	$407,426	(0.8)%
Processing and packaging	40,158	37,031	8.4%	114,105	101,136	12.8%
Outside egg purchases and other	123,616	105,094	17.6%	314,549	267,717	17.5%
Total shell eggs	295,554	286,461	3.2%	832,906	776,279	7.3%
Egg products	7,942	6,787	17.0%	24,073	21,965	9.6%
Other	131	78	67.9%	873	867	0.7%
Total	$303,627	$293,326	3.5%	$857,852	$799,111	7.4%

Farm production cost (cost per dozen produced)
Feed	$0.46	$0.55	(16.4)%	$0.50	$0.54	(7.4)%
Other	0.24	0.23	4.3%	0.24	0.24	0.0%
Total	$0.70	$0.78	(10.3)%	$0.74	$0.78	(5.1)%

Outside egg purchases (average cost per dozen)	$1.42	$1.31	8.4%	$1.34	$1.30	3.1%

Dozen Produced	189,407	185,632	2.0%	554,672	523,383	6.0%
Dozen Sold	268,942	257,051	4.6%	764,257	705,176	8.4%

Cost of sales for the third quarter of fiscal 2014 was $303.6 million, an increase of $10.3 million, or 3.5%, compared to cost of sales of $293.3 million for the third quarter of fiscal 2013. Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced. Feed cost per dozen for the fiscal 2014 third quarter was $0.459, compared to $0.547 per dozen for the comparable fiscal 2013 quarter, a decrease of 16.1%. The decrease in feed costs and the increased average customer selling price resulted in an increase of gross profit margin from 18.6% of net sales for the thirteen weeks ended March 2, 2013 to 23.2% of net sales for the thirteen weeks ended March 1, 2014.

For the thirty-nine weeks ended March 1, 2014, total cost of sales was $857.9 million, an increase of $58.8 million, or 7.4%, compared to $799.1 million for the thirty-nine weeks ended March 2, 2013. The increase in cost of sales is primarily due to the Acquisition, increased sales volume and the increased purchase cost of outside eggs, partially offset by lower feed costs per dozen. Feed cost for the current thirty-nine week period was $0.495 per dozen, compared to $0.545 per dozen for the thirty-nine weeks ended March 2, 2013, a decrease of 9.2%. Gross profit increased from 16.9% of net sales for the thirty-nine weeks ended March 2, 2013 to 19.8% of net sales for the thirty-nine weeks ended March 1, 2014.

On a comparable basis, excluding the Acquisition, cost of sales for the thirty-nine weeks ended March 1, 2014 was $779.8 million, an increase of $37.7 million, or 5.1%, compared to $742.1 million for the thirty-nine weeks ended March 2, 2013.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The following tables present an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
(Amounts in thousands)	March 1, 2014	March 2, 2013	Change
Stock compensation expense	$384	$326	$58
Specialty egg expense	12,118	10,395	1,723
Payroll and overhead	6,788	6,278	510
Other expenses	14,943	8,674	6,269
Delivery expense	11,066	10,463	603
Total	$45,299	$36,136	$9,163

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead. Selling, general, and administrative expense for the thirteen weeks ended March 1, 2014 was $45.3 million, an increase of 25.4%, compared to $36.1 million for the thirteen weeks ended March 2, 2013. Stock compensation expense is dependent on the closing price of the Company’s stock. Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period. For stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such arrangements to stock compensation expense. A 9.4% increase in specialty shell egg dozens sold resulted in an increase in advertising promotions and franchise expense. As a percentage of net sales, payroll and overhead was 1.7% for the third quarters of fiscal 2013 and 2014. Other expenses increased as a result of a confidential litigation settlement and related legal fees as well as increases in audit and other tax expense. Please refer to “Part II, Item 1 Legal Proceedings” of this Quarterly Report on Form 10-Q for discussion of legal proceedings.

	39 Weeks Ended
	Actual			Adjusted for Acquisition
(Amounts in thousands)	March 1, 2014	March 2, 2013	Change	March 1, 2014	March 2, 2013	Change
Stock compensation expense	$1,041	$712	$329	$1,041	$712	$329
Specialty egg expense	33,884	28,062	5,822	33,846	27,763	6,083
Payroll and overhead	19,906	18,105	1,801	18,958	16,922	2,036
Other expenses	26,662	20,685	5,977	22,375	18,540	3,835
Delivery expense	31,456	28,622	2,834	27,930	26,789	1,141
Total	$112,949	$96,186	$16,763	$104,150	$90,726	$13,424

For the thirty-nine weeks ended March 1, 2014, selling, general, and administrative expense was $112.9 million, an increase of 17.4%, compared to $96.2 million for the same period in fiscal 2013. Excluding the Acquisition, selling, general, and administrative expense for the thirty-nine weeks ended March 1, 2014 was $104.2 million, an increase of 14.8%, compared to the same period in fiscal 2013. Specialty egg dozens sold increased 10.4% compared to the same thirty-nine week period in fiscal 2013. The increase in specialty eggs sold resulted in increased advertising, promotion, and franchise expense. As a percentage of net sales, payroll and overhead was 1.9% for the thirty-nine weeks ended March 1, 2014 and 2013. Other expenses increased as a result of a confidential litigation settlement and related legal fees as well as increases in audit and other tax expense. Please refer to “Part II, Item 1 Legal Proceedings” of this Quarterly Report on Form 10-Q for discussion of legal proceedings. Excluding the Acquisition, delivery expense was $27.9 million, an increase 4.3%, compare to the same period for fiscal 2013. As a percent of net sales, excluding the Acquisition, selling, general, and administrative expense increased to 9.7% for the thirty-nine weeks ended March 1, 2014 from 9.4% for the thirty-nine weeks ended March 2, 2013.

OPERATING INCOME

As a result of the above, operating income was $46.6 million for the third quarter of fiscal 2014, compared to $30.9 million for the fiscal 2013 third quarter. Operating income as a percent of net sales was 11.7% for the third quarter of fiscal 2014, compared to 8.6% for the third quarter of fiscal 2013.

For the thirty-nine weeks ended March 1, 2014, operating income was $98.5 million, compared to operating income of $66.9 million for the comparable period in fiscal 2013. As a percent of net sales, operating income for the current fiscal 2014 period was 9.2%, compared to 6.9% for the same period in fiscal 2013.

OTHER INCOME (EXPENSE)

Other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items. Other income for the thirteen weeks ended March 1, 2014 was $12.0 million, a decrease of $3.0 million, compared to $15.0 million for the thirteen weeks ended March 2, 2013. As a percent of net sales, other income was 3.1% and 4.2% for the thirteen weeks ended March 1, 2014 and March 2, 2013, respectively.

Net interest expense decreased $400,000 compared to third quarter of fiscal 2013 primarily due to an increase in interest income on available for sale securities and reduction of Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $1.0 million for the thirteen weeks ended March 1, 2014, a decrease of $976,000, compared to $2.0 million in the same period of fiscal 2013.

Patronage income was $5.8 million for the thirteen weeks ended March 1, 2014, a decrease of $5.7 million, compared to $11.5 million for the same period of fiscal 2013 primarily due to a decrease in dividends received from Eggland’s Best, Inc.

Other income was $4.2 million for the thirteen weeks ended March 1, 2014, an increase of $3.8 million, compared to $380,000 for the same period of fiscal 2013 primarily due to a non-taxable, non-cash gain of $4.0 million on the purchase of our joint venture partner’s 50% membership interest in Delta Egg Farm, LLC (“Delta Egg”). This gain represents the difference in the purchase price over the carrying value of our 50% investment in the unconsolidated joint venture.

For the thirty-nine weeks ended March 1, 2014, other income was $14.8 million, compared to $16.1 million for the thirty-nine weeks ended March 2, 2013. As a percent of net sales, other income was 1.4% for the thirty-nine weeks ended March 1, 2014, compared 1.7% for the comparable period last year.

For the thirty-nine weeks ended March 1, 2014, net interest expense decreased $800,000 compared to the same thirty-nine week period of fiscal 2013 due to the continued reduction of outstanding debt.

For the thirty-nine weeks ended March 1, 2014, patronage income decreased $8.2 million compared to the same thirty-nine week period of fiscal 2013 due to a decrease in dividends received from Eggland’s Best, Inc.

For the thirty-nine weeks ended March 1, 2014, other income increased $6.5 million compared to the same thirty-nine week period of fiscal 2013 due to a non-taxable, non-cash gain of $4.0 million on the purchase of Delta Egg.

INCOME TAXES

Pre-tax income was $58.6 million for the thirteen weeks ended March 1, 2014, compared to $45.9 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $15.6 million was recorded, with an effective tax rate of 26.7%, compared to $15.3 million, with an effective rate of 33.4%, for last year’s comparable thirteen-week period. The effective rate decrease for the thirteen weeks ended March 1, 2014 was primarily related to the acquisition of Delta Egg, which resulted in a $3.7 million decrease to deferred income tax expense related to the outside basis of our equity investment in Delta Egg, with a corresponding non-recurring, non-cash $1.5 million reduction to income taxes expense on the non-taxable remeasurement gain associated with the acquisition.

For the thirty-nine weeks ended March 1, 2014, pre-tax income was $113.3 million, compared to $83.0 million for the comparable period in fiscal 2013. For the current fiscal 2014 thirty-nine week period, income tax expense of $35.2 million was recorded with an effective tax rate of 31.1%, compared to $28.6 million with an effective rate of 34.4% for last year’s comparable period.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended March 1, 2014, net income attributable to noncontrolling interest was $103,000, compared to a net loss attributable to noncontrolling interest of $4,000 for the same thirteen-week period of fiscal 2013.

Net income attributable to noncontrolling interest for the thirty-nine weeks ended March 1, 2014 was $386,000 as compared to $141,000 for the comparable period of fiscal 2013.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended March 1, 2014 was $42.9 million, or $1.78 per basic share and $1.77 per diluted share, compared to net income of $30.6 million, or $1.27 per basic and diluted share for the same period last year.

For the thirty-nine weeks ended March 1, 2014, net income was $77.7 million or $3.23 per basic share and $3.22 per diluted share, compared to net income of $54.3 million, or $2.26 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 1, 2014 was $311.2 million, compared to $284.7 million at June 1, 2013. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.42 at March 1, 2014, compared with 3.19 at June 1, 2013. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.0 million in outstanding cash collateralized standby letters of credit. Our long-term debt at March 1, 2014, including current maturities, amounted to $64.0 million, compared to $65.0 million at June 1, 2013. In conjunction with the purchase of Delta Egg, the Company assumed $6.8 million of notes payable, which is included, as appropriate, in the Company’s Condensed Consolidated Balance Sheets in the lines “Current maturities of long-term debt” and “Long-term debt, less current maturities” as of March 1, 2014. Refer to Note 9 of our June 1, 2013 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended March 1, 2014, $70.9 million in net cash was provided by operating activities, an increase of $28.3 million, compared to net cash provided by operations of $42.6 million for the comparable period in fiscal 2013. Improved operating income as a result of improved gross profit margins contributed greatly to our positive cash flow from operations, which increased despite the payment in the first quarter of fiscal 2014 of the $28.0 million legal settlement described in Notes 14 and 20 of our June 1, 2013 audited financial statements.

For the thirty-nine weeks ended March 1, 2014, approximately $91.4 million was provided from the sale of short-term investments, $106.5 million was used to purchase short-term investments, and a net $4.3 million was provided by notes receivable and investments in nonconsolidated subsidiaries. Approximately $40.9 million was used to purchase property, plant and equipment, of which approximately $33.9 million was for construction projects. We used $11.5 million, net of cash received, for the purchase of our joint venture partner’s 50% interest in Delta Egg. We used approximately $7.9 million for principal payments on long-term debt. These activities resulted in a cash decrease of approximately $9.6 million since June 1, 2013.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 1, 2014, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The following table represents material construction projects currently approved:

Location	Project	Projected Completion	Projected Cost	Spent as of March 1, 2014	Remaining Projected Cost
Dade City, FL	Refurbish Pullet Houses	May 2014	$8,850	$5,550	$3,300
Okeechobee, FL	Layer House Expansions	January 2015	12,400	350	12,050
South Texas	Cage Free Layer & Pullet Houses	December 2014 - May 2015	45,870	25,250	20,620
Bremen, KY	Cage Free Layer & Pullet Houses	November 2016	16,470	1,550	14,920
Chase, KS	Organic Facility Expansion	February 2016	17,175	-	17,175
			$100,765	$32,700	$68,065

Looking forward to the rest of fiscal 2014 and into fiscal 2015, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to “Impact of Recently Issued Accounting Standards” in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 1, 2013 and Note 12 in the “Notes to Condensed Consolidated Financial Statements” included herein for a discussion of the impact of recently issued accounting standards. There were no new accounting standards issued during the quarter ended March 1, 2014 that we expect will have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of March 1, 2014 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter ended March 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the periods ended November 30, 2013 and August 31, 2013, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended June 1, 2013, under Part I, Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

In all of the cases, the plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels. In each case, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by (a) manipulating egg exports and (b) implementing industry-wide animal welfare guidelines by adopting the United Egg Producers (UEP) Certified Program which reduced the number of hens and eggs. The Judicial Panel on Multidistrict Litigation consolidated all of the putative class actions (as well as certain other cases in which the Company was not a named defendant) for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. The Pennsylvania court has organized the putative class actions around two groups (direct purchasers and indirect purchasers) and has named interim lead counsel for the named plaintiffs in each group.

 There are now six non-class suits pending in the United States District Court for the Eastern District of Pennsylvania.  The Company has settled the previously reported non-class suit that was pending in the District Court of Wyandotte County, Kansas, as discussed below.  The plaintiffs in two other non-class suits originally filed in the Eastern District of Pennsylvania voluntarily dismissed their suits without prejudice.

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On February 28, 2014, the Court entered an order granting preliminary approval of the Company’s previously reported settlement of these cases, conditionally certifying the class for settlement purposes and approving the Notice Plan submitted by the parties.  The Court will hold a final fairness hearing on the settlement on September 18, 2014. All proceedings against the Company in the direct purchaser putative class action are stayed pending the Court’s final approval of the Company’s settlement.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  Discovery is ongoing in this case.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. Discovery is ongoing in these cases.

On March 19, 2014, the Company and Rose Acre Farms, Inc., also a defendant in the non-class cases in Pennsylvania, filed a counterclaim against certain non-class plaintiffs. The counterclaim describes the counterclaim-defendant customers’ involvement and participation in the development and implementation of the UEP animal welfare standards and the UEP Certified Program and their continued public support for the Program and demand for only Certified eggs, and asserts that these customers cannot demand that their egg suppliers undertake specific conduct and then sue them because they meet those demands. The court has scheduled a hearing on April 3, 2014, to hear the counterclaim defendants’ motion to strike as untimely the Company’s counterclaim.

On March 3, 2014, all claims against the Company in the Kansas state court case styled as Associated Wholesale Grocers, Inc., et al., v. United Egg Producers, et al., No. 10-CV-2171, were dismissed with prejudice. The Company entered into a confidential settlement agreement settling this case for an amount and on terms that are not material to the Company’s results of operations.

 The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases).

The Company intends to continue to defend the remaining cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlement in the direct purchaser putative class action, assuming the court finally approves the proposed settlement, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation.  At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases.  Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 31, 2014 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 31, 2014)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: March 31, 2014	/s/	Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2014	/s/	Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller
(Principal Accounting Officer)

