Form 10-K
period 2014-05-31
CAL-MAINE FOODS INC
filed 2014-07-28
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended   MAY 31, 2014

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

Yes  ☒No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐No    ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 29, 2013, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $825,325,152

As of July 25, 2014, 21,790,827  shares of the registrant’s Common Stock, $0.01 par value, and 2,400,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and might be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance these forward-looking statements will prove to be accurate.  Further, the forward‑looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2014, we sold approximately 1,013.7 million dozen shell eggs, which we believe represented approximately 23% of domestic shell egg consumption. Our total flock of approximately 32.4 million layers and 8.5 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are young female chickens usually under 20 weeks of age, and breeders are male or female chickens used to produce fertile eggs to be hatched for egg production flocks.

We operate in a single segment. Our primary business is the production, grading, packaging, marketing and distribution of shell eggs. We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product consumers.  Some of our sales are completed through co-pack agreements – a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  The strength of our position is evidenced by the fact that we have the largest market share in the grocery segment for shell eggs, and we sell shell eggs to a majority of the largest food retailers in the U.S.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. Specialty shell eggs include nutritionally enhanced, cage free, organic and brown eggs and have been a significant segment of the market in recent years.  In fiscal 2014, specialty shell eggs and co-pack specialty shell eggs represented approximately 24% and 4% of our shell egg dollar sales, respectively, and accounted for approximately 17% and 3%, respectively, of our total shell egg dozen volumes. In fiscal 2013, specialty shell eggs and co-pack specialty shell eggs represented approximately 24% and 3% of our shell egg dollar sales, respectively, and accounted for approximately 16% and 2%, respectively, of our total shell egg dozen volumes.  Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs under  exclusive license agreements for major metropolitan areas, including New York City, and a number of states in the southeast and south central U.S.  We market cage free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the

U.S.  We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed eighteen acquisitions ranging in size from 600,000 layers to 7.5 million layers.  Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. According to the U.S. Department of Agriculture, 52 producers, owning at least one million layers, own approximately 88% of total industry layers and the ten largest producers own approximately 48% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

During fiscal year 2014, we completed the acquisition of our joint venture partner’s 50% interest in Delta Egg Farm, LLC.  See Note 2 of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging an increase of about 1% per year. According to U.S. Department of Agriculture (“USDA”), annual per capita consumption in the U.S. has varied between 248 and 258 eggs, since 2000. In calendar year 2013, per capita consumption in the U.S. was estimated to be 251 eggs, or approximately five eggs per person per week.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our shell eggs at prices related to the Urner Barry Spot Egg Market Quotations for the southeast region of the country, or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2014, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.43 per dozen compared to an average of $1.20 per dozen for fiscal years 2010 to 2013.  According to a USDA report as of July 1, 2014, the number of layers in the U.S. flock was up 2.3% compared to July 1, 2013, and the number of chicks hatched from January through June of 2014 was up 5.0% compared to the same period in 2013, which could lead to lower egg prices.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers are vertically integrated; manufacturing the majority of the feed they require for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Our feed prices for fiscal 2014 were 9% lower than the previous fiscal year.    Favorable weather conditions and improved yields for the 2014 crop should increase available supplies for both corn and soybean meal for fiscal year 2015, however we expect the outlook for feed prices to remain volatile.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed eighteen acquisitions. In addition, we have built numerous “in-line” shell egg production and processing facilities as well as pullet growing facilities which added to our capacity.  Each new shell egg production facility generally provides for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. The increases in capacity have been accompanied by the retirement of older and less efficient facilities.  The “in-line” facilities provide gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.  As a result of the foregoing, we continue to decrease our reliance on shell eggs produced by contract producers.

As a result of our strategy, our total flock, including pullets, layers and breeders, increased from approximately 33.5 million at May 30, 2009 to approximately 40.8 million as of May 31, 2014.  The dozens of shell eggs sold increased from approximately 777.9 million in fiscal 2009 to approximately 1,013.7 million over the same time period.  Net sales amounted to $928.8 million in fiscal 2009 compared to net sales of $1,440.9 million in fiscal 2014.

We continue to pursue opportunities for the acquisition of companies engaged in the production and sale of shell eggs.  We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses with significant market share and long-standing customer relationships. We believe enhancing our national presence will help us further strengthen our relationships with existing customers, many of whom have operations across the U.S.

Through exclusive license agreements with EB in several key territories and our trademarked Farmhouse® and 4Grain® brands, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices, we believe growing our specialty eggs business will enhance the stability of our margins.  We expect the price of specialty eggs to remain at a premium to regular shell eggs, and intend to grow our specialty shell egg business.

Federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance, and we are subject to federal and state laws prohibiting anti-competitive conduct.   We believe our sales of shell eggs during the last fiscal year represented approximately 23% of domestic shell egg sales, making us the largest producer and distributor of shell eggs in the U.S. However, because the shell egg production and distribution industry is so fragmented, we believe that there are many acquisition opportunities available to us that would not be restricted pursuant to antitrust laws.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs.  We produce approximately 74% of our total shell eggs sold, with 95% of such production coming from company-owned facilities, and the other 5% coming from contract producers.  Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks.  The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance.  Approximately 26% of our total shell eggs sold are purchased from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce approximately 95% of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder facilities producing 18.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 43 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 2.1 million dozen shell eggs per day and process the shell eggs through grading and packaging predominantly without handling by human hands. We have spent a cumulative total of $153.9 million over the past five years upgrading our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 62% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn crop resulted in high and volatile feed costs.  Increases in feed costs which are not accompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  However, higher feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

After the eggs are produced, they are graded and packaged.  Substantially all of our farms have modern “in-line” facilities to mechanically gather, grade and package the eggs produced.  The increased use of in-line facilities has generated significant cost savings compared to the cost of eggs produced from non-in-line facilities.  In addition to greater efficiency, the in-line facilities produce a higher percentage of USDA Grade A eggs, which sell at higher prices.  Eggs produced on farms owned by contractors are brought to our processing plants to be graded and packaged. Since shell eggs are perishable, we maintain very low shell egg inventories, usually consisting of approximately four days of production.

Egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease factors.  These risks are outside our control and could have a material adverse effect on our operations.  The marketability of shell eggs is subject to risks such as possible changes in food consumption opinions and practices reflecting perceived health concerns.

We operate in a cyclical industry with total demand that is generally steady and a product that is generally price-inelastic.  Thus, small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  However, economic conditions in the egg industry are expected to exhibit less cyclicality in the future.  The industry is concentrating into fewer but stronger hands, which should help lessen the extreme cyclicality of the past.

Marketing.  Of the 1,013.7 million dozen shell eggs sold by us in the fiscal year ended May 31, 2014, our flocks produced 750.3 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 68.5%, 65.8%, and 66.3% of net sales dollars for fiscal 2014, 2013, and 2012, respectively. Two affiliated customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 28.2%, 30.0%, and 31.3% of net sales dollars during fiscal 2014, 2013, and 2012, respectively.

The majority of eggs sold are merchandised on a daily or short-term basis.  Most sales to established accounts are on open account with terms ranging from seven to 30 days.  Although we have established long-term relationships with many of our customers, they are free to acquire shell eggs from other sources.

The shell eggs we sell are either delivered to our customers’ warehouse or retail stores by our own fleet or contracted refrigerated delivery trucks, or are picked up by our customers at our processing facilities.

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

According to USDA reports, for the past five years, annual per capita consumption in the U.S. varied between 248 and 251 eggs. Per capita consumption is determined by dividing the total supply of eggs for the shell egg industry by the entire population in the U.S. (i.e. all eggs supplied domestically by the shell egg industry are consumed).   While we believe fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs across the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We are a major factor in egg marketing in a majority of these states.  Many states in our market area are egg deficit regions which are areas where production of fresh shell eggs is less than total consumption.  Competition from other producers in specific market areas is generally based on price, service, and quality of product.  Strong competition exists in each of our markets.

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

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs continue to be a significant segment of the shell egg market.  For fiscal 2014, specialty eggs accounted for 24.4% of our shell egg dollar sales and 17.2% of our shell egg dozens sold, as compared to 23.7% of shell egg dollar sales and 16.4% of shell egg dozens sold in fiscal 2013.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 3.8% of shell egg dollar sales and 2.7% of shell egg dozens sold in fiscal 2014, compared with 3.3% of shell egg dollar sales and 2.2% of shell egg dozens sold in fiscal 2013.  Egg-Land’s Best® branded eggs are patented eggs that are believed by its developers, based on scientific studies, to cause no increase in serum cholesterol when eaten as part of a low fat diet. We produce and process Egg-Land’s Best® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 14.4% of our shell egg dollar sales in fiscal 2014, compared to 14.4% in fiscal 2013. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 10.1% of dozens sold for fiscal 2014, compared to 9.8% in fiscal 2013.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, with no animal fat, and no animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage free hens that are provided with a diet of all grain, vegetarian feed.  Our 4Grain® brand consists of both caged and cage free eggs.  Our hens are fed a diet of four golden grains, no animal by-products, and all vegetarian feed.  As in our other flocks, these hens are provided with drinking water free of chemical additives.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 10.0% of our shell egg dollar sales in fiscal 2014, compared to 9.3% in fiscal 2013, and 7.1% of dozens sold for fiscal 2014, compared to 6.6% for fiscal 2013.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2014 and 2013 egg products represented approximately 3% of our net sales.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are directly related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers.  In 2013, 52 producers with one million or more layers owned 88% of the 295 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names.  We own the trademarks Farmhouse®, Rio Grande®, Sunups®, Sunny Meadow® and 4Grain®. We do not own any patents or proprietary technologies. We produce and market Egg-Land's Best® and Land O’ Lakes® branded eggs under license agreements with EB.  We believe these trademarks and license agreements are important to our business.  We do not know of any infringing uses that would materially affect the use of these trademarks, and we actively defend and enforce them.

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

Employees.  As of July 7, 2014, we had approximately 2,645 employees, of whom 2,080 worked in egg production, processing and marketing, 167 worked in feed mill operations and 398 were administrative employees, including our executive officers.  Approximately 3.4% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

Our Corporate Information

We were founded in 1957 in Jackson, Mississippi.  We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 Woodrow Wilson Avenue, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5 ownership reports, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on our website.

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On May 30, 2014, the last sale price of our Common Stock on NASDAQ was $69.76 per share.  Our fiscal year 2014 ended May 31, 2014, and the first three fiscal quarters of fiscal 2014 ended August 31, 2013, November 30, 2013, and March 1, 2014. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside our control.  As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production, or small decreases in demand, can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies have been more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching a new high in 2014. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain balanced in the future

Retail sales of shell eggs are greatest during the fall and winter months and lowest in the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 62% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. In fiscal year 2014 we completed the purchase of our joint venture partner’s 50% interest in Delta Egg Farm, LLC and in fiscal year 2013 we acquired the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc.  Acquisitions require capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were unknown to us at the time of acquisition. We could incur significantly greater expenditures in integrating an acquired business than we anticipated at the time of its purchase. We cannot assure you that we:

-	will identify suitable acquisition candidates;

-	can consummate acquisitions on acceptable terms;

-	can successfully integrate an acquired business into our operations; or

-	can successfully manage the operations of an acquired business.

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

Our largest customers historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

For the fiscal years 2014, 2013, and 2012, two affiliated customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 28.2%, 30.0%, and 31.3% of our net sales dollars, respectively.  For fiscal years 2014, 2013, and 2012, our top ten customers accounted for 68.5%, 65.8%, and 66.3% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

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

Our operations and facilities are also subject to various federal, state and local environmental, health, and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal, and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to pollution/wastewater discharge permits.

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

Shell eggs and shell egg products are vulnerable to contamination by pathogens such as Salmonella.  Shipment of contaminated products, even if inadvertent, could result in a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  In addition, products purchased from other producers could contain contaminants that may be inadvertently redistributed by us.  As such, we may decide or be required to recall a product if we or regulators believe it poses a potential health risk.  We do not maintain insurance to cover recall losses.  Any product recall could result in a loss of consumer confidence in our products, adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, or HSUS, to require that all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. As a result, we are reviewing and changing our operating procedures with respect to our flocks of hens to address these concerns. The treatment standards require, among other things, that we provide minimum cage space for our hens and modify beak trimming and forced molting practices (the act of putting chickens into a regeneration cycle). These groups have made legislative efforts to ban any form of caged housing in various states.  Changing our procedures and infrastructure to conform to these guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and feeding the increased flock population resulting from the modification of molting practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will face, in the future.

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

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 28.4% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams and his spouse own 74.8% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, and his spouse own 25.2% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.8% of the outstanding shares of our Common Stock. As a result, as of July 1, 2014, Mr. Adams and his spouse possessed 52.7%, and Messrs. Adams and Baker and their spouses collectively possessed  66.8%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker.

The Adams family intends to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure its continued ownership of over 50% of the combined voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of our Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. In addition, certain provisions of our Certificate of Incorporation require that our Class A Common Stock be issued only to Fred R. Adams, Jr. and members of his immediate family, and if shares of our Class A Common Stock, by operation of law or otherwise, are deemed not to be owned by Mr. Adams or a member of his immediate family, the voting power of any such shares shall be automatically reduced to one vote per share. The Adams family’s controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

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

We and certain of our subsidiaries are involved in various legal proceedings.  Litigation is inherently unpredictable, and although we believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, cash flow and financial condition.  For a discussion of legal proceedings see Item 3 below.  Such lawsuits are expensive to defend, divert management’s attention, and may result in significant judgments or settlements.  Legal proceedings may expose us to negative publicity, which could adversely affect our business reputation and customer preference for our products and brands.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of May 31, 2014, we had $29.2 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business.  For example, we own the trademarks Farmhouse®,  Rio Grande®,  Sunups®,  Sunny Meadow® and 4Grain®.  We also produce and market Egg-Land’s Best® and Land O’ Lakes® under license agreements with EB.  We have invested a significant amount of money in establishing and promoting our trademarked brands.  The loss or expiration of any intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products substantially similar to those we offer.  This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

Extreme weather, natural disasters or other events beyond our control could negatively impact our business.

Fire, bioterrorism, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have a material adverse effect on our financial results.

Failure of our information technology systems or software, or a security breach of those systems, could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information could result in damage to our reputation, and could negatively impact our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

             None.

ITEM 2.  PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of July 1, 2014, the facilities included three breeding facilities, two hatcheries, four wholesale distribution centers, 20 feed mills, 43 shell egg production facilities, 27 pullet growing facilities, and 38 processing and packing facilities.  We own interests in two companies that own egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of May 31, 2014, we owned approximately 25,398 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 22.9 million pullets annually, house 37.9 million laying hens, and control the production of 36.6 million layers, with the remainder controlled by contract growers. We own mills that can produce 696 tons of feed per hour, and processing facilities capable of processing 14,160 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $153.9 million.

ITEM 3.  LEGAL PROCEEDINGS

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On February 28, 2014, the Court entered an order granting preliminary approval of the Company’s previously-reported settlement of these cases, conditionally certifying the class for settlement purposes and approving the Notice Plan submitted by the parties.  The Court will hold a final fairness hearing on the settlement on September 18, 2014.  All proceedings against the Company in the direct purchaser putative class action are stayed pending the Court’s final approval of the Company’s settlement.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  On February 10-12, 2015, the Court will hold a hearing on the indirect purchaser plaintiffs’ motion for class certification.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases.  The deadline for parties to file dispositive motions is July 2, 2015.

On May 6, 2014, the Company agreed in principle to settle all claims brought by the four plaintiffs in one of the non-class cases pending in the United States District Court for the Eastern District of Pennsylvania.  Winn-Dixie Stores, Inc.; Roundy’s Supermarkets, Inc.; C&S Wholesale Grocers, Inc.; and H.J. Heinz Company, L.P. v. Michael Foods, Inc., et al., Case No. 2:11-cv-00510-GP.  The parties are still in the process of finalizing their formal settlement papers.  The terms of the settlement are confidential.  The Company is settling this case for an amount and on terms that are not expected to have a material impact on the Company’s results of operations.

On March 3, 2014, all claims against the Company in the Kansas state court case styled as Associated Wholesale Grocers, Inc., et al., v. United Egg Producers, et al., No. 10-CV-2171, were dismissed with prejudice.  The Company entered into a confidential settlement agreement settling this case for an amount and on terms that are not expected to have a material impact on the Company’s results of operations.

Allegations in Each Case. In all of the cases described above, the plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In each case, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by: (a) agreeing to limit production; (b) manipulating egg exports; and (c) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Although both groups of named plaintiffs in the putative class actions allege a class period starting on January 1, 2000 and running “through the present,” the Court’s ruling on the statute of limitations, described above, alters the period for which damages are available.  In the direct purchaser putative class action, the Court ruled that the plaintiffs cannot recover damages allegedly incurred prior to September 24, 2004.  In the indirect purchaser putative class action, the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The direct purchaser putative class actions allege two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products.  The direct purchaser putative class actions seek relief under the Sherman Act.  The indirect purchaser putative class actions seek injunctive relief under the Sherman Act and damages under the statutes and common-law of various states and the District of Columbia.

Five non-class cases remain pending against the Company (not counting the case in which the Company is finalizing formal settlement papers).  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling.  The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases).

The Company intends to continue to defend the remaining cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlements described above, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation.  At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases.  Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility.  The Company has reached an agreement in principle with the EPA and the MDEQ to settle all claims related to the Edwards, Mississippi facility only.  The terms and conditions of the proposed settlement related only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.  The last reported sale price for our Common Stock on July 24, 2014 was $78.77 per share. The following table sets forth the high and low daily sale prices and dividends per share for each of the four quarters of fiscal 2013 and fiscal 2014.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low	Dividends (1)

June 1, 2013	First Quarter	$41.07	$34.44	$0.130
	Second Quarter	47.00	39.68	0.199
	Third Quarter	47.66	38.51	0.423
	Fourth Quarter	45.39	39.66	-

May 31, 2014	First Quarter	$51.88	$44.70	$0.068
	Second Quarter	54.95	45.83	0.361
	Third Quarter	60.61	49.42	0.591
	Fourth Quarter	69.76	55.47	0.434

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse (74.8%), and his son-in-law Adolphus Baker, our President, Chief Executive Officer and Chairman of the Board and his spouse (25.2%).

Stockholders

At July 22, 2012, there were approximately 312 record holders of our Common Stock and approximately 14,800 beneficial owners whose shares were held by nominees or broker dealers.

Dividends

Cal-Maine has a dividend policy adopted by its Board of Directors.  Pursuant to the policy, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  The Company’s loan agreements provide that unless otherwise approved by its lenders, the Company must limit dividends paid in any quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income, which dividends are allowed to be paid if there are no events of default.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	23,000	$ 5.93	513,400
Equity compensation plans not approved by shareholders	-	-	-
Total	23,000	$ 5.93	513,400
(a)

Outstanding options granted by the Company under the 2005 Incentive Stock Option Plan.  In addition to these outstanding options, 122,600 shares of restricted stock were outstanding under our 2012 Omnibus Long-Term Incentive Plan as of May 31, 2014

(b)	Weighted average exercise price of outstanding options
(c)	Shares available for future issuance as of May 31, 2014 under our 2005 Incentive Stock Option Plan (140,000) and 2012 Omnibus Long-Term Incentive Plan (373,400)

For additional information, see Note 11 to Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 31	June 1	June 02	May 28	May 29
	2014 *	2013 +	2012	2011	2010
	52 wks	52 wks	53 wks	52 wks	52 wks
Statement of Operations Data (in thousands, except per shares data)
Net sales	$1,440,907	$1,288,104	$1,113,116	$941,981	$910,143
Cost of sales	1,138,143	1,073,555	911,334	757,050	715,499
Gross profit	302,764	214,549	201,782	184,931	194,644
Selling, general and administrative	156,712	126,956	113,130	101,448	92,040
Legal settlement expense	-	28,000	-	-	-
Operating income	146,052	59,593	88,652	83,483	102,604
Other income (expense):
Interest expense, net of interest income	(2,656)	(3,906)	(3,758)	(6,022)	(6,728)
Loss on early extinguishment of debt	-	-	-	(2,648)	-
Equity in income of affiliates	3,512	3,480	7,495	4,701	3,507
Gain on sale of investment in Eggland’s Best®	-	-	-	4,829	-
Distribution from Eggland’s Best®	-	-	38,343	-	-
Patronage dividends	6,139	14,300	6,607	4,885	134
Other, net	8,795	2,101	1,738	2,443	3,976
	15,790	15,975	50,425	8,188	889
Income before income tax and noncontrolling interest	161,842	75,568	139,077	91,671	103,493
Income tax expense	52,035	24,807	49,110	33,403	37,961
Net income including noncontrolling interest	109,807	50,761	89,967	58,268	65,532
Less: Net income (loss) attributable to noncontrolling interest	600	338	232	(2,571)	(2,291)
Net income attributable to Cal-Maine Foods, Inc.	$109,207	$50,423	$89,735	$60,839	$67,823
Net income per common share:
Basic	$4.54	$2.10	$3.76	$2.55	$2.85
Diluted	$4.52	$2.10	$3.75	$2.54	$2.84

Cash dividends per common share	$1.45	$0.75	$1.25	$0.85	$0.95

Weighted average shares outstanding:
Basic	24,047	23,983	23,875	23,855	23,812
Diluted	24,148	24,044	23,942	23,942	23,877
Balance Sheet Data (in thousands)
Working capital	$324,292	$284,686	$301,546	$247,559	$220,186
Total assets	811,661	745,627	726,316	640,843	631,284
Total debt (including current maturities)	61,093	65,020	76,220	88,161	134,673
Total stockholders’ equity	594,745	518,044	479,328	418,877	376,956

Operating Data:
Total number of layers at
period ended (thousands)	32,372	30,967	26,174	26,819	26,326
Total shell eggs sold (millions of dozens)	1,013.7	948.5	884.3	821.4	805.4

*    Results for fiscal 2014 include the results of operations (subsequent to acquisition) of our joint venture partner’s 50% interest in Delta Egg Farm, LLC, which was consolidated with our operations as of March 1, 2014.  Prior to March 1, 2014, our equity in earnings in Delta Egg Farm, LLC are included in Equity in income of affiliates.

+     Results for fiscal 2013 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Pilgrim’s Pride Corporation, which were consolidated with our operations as of August 10, 2012, and the commercial egg assets from Maxim Production Co., Inc., which were consolidated with our operations as of November 15, 2012.

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 31, 2014 (52 weeks), June 1, 2013 (52 weeks), and June 2, 2012 (53 weeks) for the most recent three fiscal years.

Our operations are fully integrated.  We hatch chicks, grow and maintain flocks of pullets (young female chickens, under 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the U.S.  We market the majority of our shell eggs in the southwestern, southeastern, mid-western,  and mid-Atlantic regions of the U.S.  We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, annual average, for our fiscal 2004-2014 ranged from a low of $0.72 during 2005 to a high of $1.43 during fiscal 2014.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For fiscal 2014, we produced approximately 74% of the total number of shell eggs sold by us, with approximately 5% of such shell egg production being provided by contract producers. Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2014, approximately 26% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuations.  For fiscal 2014, feed costs averaged about 66% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For example for our last five fiscal years, average feed cost per dozen sold has ranged from a low of $0.35 in fiscal 2010 to a high of $0.54 in fiscal 2013.  The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop should increase available supplies for both corn and soybean meal for fiscal year 2015, however we expect the outlook for feed prices to remain volatile.

The acquisition of our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) and the purchases of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. as described in Note 2 of the Notes to the

Consolidated Financial Statements are referred to below as the “Acquisitions”.  Our fiscal 2014 and 2013 financial results include the operations of Delta Egg beginning March 1, 2014, Maxim beginning November 15, 2012, and Pilgrim’s Pride beginning August 10, 2012.  Prior to March 1, 2014, our 50% interest in the earnings of Delta Egg is included in equity in earnings of affiliates under the equity method of accounting.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

Percentage of Net Sales

Fiscal Years Ended

	May 31, 2014	June 1, 2013	June 2, 2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.0	83.3	81.9
Gross profit	21.0	16.7	18.1
Selling, general & administrative expenses	10.9	9.9	10.1
Legal settlement expense	-	2.2	-
Operating income	10.1	4.6	8.0
Other income	1.1	1.2	4.5
Income before taxes	11.2	5.8	12.5
Income tax expense	3.6	1.9	4.4
Net income including noncontrolling interests	7.6	3.9	8.1
Less: Net income (loss) attributable to noncontrolling interests	0.0	0.0	0.0
Net income attributable to Cal-Maine Foods, Inc.	7.6%	3.9%	8.1%

Executive Overview of Results – May 31, 2014, June 1, 2013, and June 2, 2012

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control.  The majority of our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern and southcentral regions of the country, or formulas related to our costs of production which include the cost of corn and soybean meal.  The following table shows our net income, net average shell egg selling price, feed cost per dozen produced, and the average Urner Barry wholesale large shell egg prices in the southeast region, for each of our three most recent fiscal years.

Fiscal Year ended	May 31, 2014	June 1, 2013	June 2, 2012

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$ 109,207	$ 50,423	$ 89,735
Gross profit (in thousands)	302,764	214,549	201,782
Net average shell egg selling price (rounded)	1.36	1.30	1.21
Feed cost per dozen produced	0.493	0.540	0.469
Average Urner Barry Spot Egg Market Quotations[1]	1.43	1.35	1.22
1-	Average daily price for the large market (i.e. generic shell egg) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability reflect increased consumer demand relative to supply while the periods of significant loss reflect excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  For fiscal 2012, our net average selling price and feed costs increased significantly from previous levels.   In fiscal year 2013 feed costs continued to increase significantly and our average net selling price increased compared to the prior year.  In fiscal 2014 our average net selling price continued to increase, reflecting strong demand for shell eggs across our markets, and feed costs decreased over the previous year.  Net income for fiscal 2014 increased significantly compared to the prior year, primarily due to an increase in dozens sold and selling prices, a decrease in feed costs, and legal settlement expenses that were included fiscal 2013 related to antitrust litigation.

Fiscal Year Ended May 31, 2014 Compared to Fiscal Year Ended June 1, 2013

NET SALES

In fiscal 2014, approximately 96% of our net sales consisted of shell eggs, approximately 3% was egg products, with the 1% balance consisting of incidental feed and feed ingredients. Net sales for the fiscal year ended May 31, 2014 were $1,440.9 million, an increase of $152.8 million, or 11.9%, from net sales of $1,288.1 million for fiscal 2013.  In fiscal 2014 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2013. In fiscal 2014 total dozens of shell eggs sold were 1,013.7 million, an increase of 65.2 million dozen, or 6.9%, compared to 948.5 million sold in fiscal 2013. Our average selling price of shell eggs increased from $1.301 per dozen for fiscal 2013 to $1.362 per dozen for fiscal 2014, an increase of $0.061 per dozen, or 4.7%, reflecting strong demand for shell eggs across our markets and a higher percentage of specialty egg sales.  Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

On a comparable basis, excluding the Acquisitions, net sales for fiscal 2014 were $1,277.8 million, an increase of $90.7 million, or 7.6%, compared to net sales of $1,187.1 for fiscal 2013.  Dozens sold for fiscal 2014, excluding the Acquisitions, were 884.4 million, an increase of 18.4 million, or 2.1% as compared to 866.0 million for fiscal 2013.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended		Quarters Ended
	(52 weeks)		(13 weeks)
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$ 1,440,907	$ 1,288,104	$ 371,582	$ 325,933

Non-specialty shell egg sales	990,073	900,259	252,869	223,518
Specialty shell egg sales	337,243	293,201	90,632	76,868
Co-pack specialty shell egg sales	52,786	40,175	13,950	11,051
Other	7,590	5,733	1,759	1,785
Net shell egg sales	$ 1,387,692	$ 1,239,368	$ 359,210	$ 313,222

Net shell egg sales as a
percent of total net sales	96%	96%	97%	96%

Non- specialty shell egg dozens sold	812,031	772,140	195,555	197,739
Specialty shell egg dozens sold	174,364	155,569	46,681	39,932
Co-pack specialty shell egg dozens sold	27,301	20,747	7,203	5,609
Total dozens sold	1,013,696	948,456	249,439	243,280

In fiscal 2014, we identified an additional category of specialty sales that are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 27.3 million and 20.7 million dozen for the fiscal  years 2014 and 2013, respectively.  These dozens were previously reported under non-specialty shell egg sales.

Our non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   The non-specialty shell egg market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2014, non-specialty shell eggs represented approximately 71.3% of our shell egg dollar sales, compared to 72.6% for fiscal 2013.   Sales of non-specialty shell eggs accounted for approximately 80.1% of our total shell egg dozen volumes in fiscal 2014, compared to 81.4% in fiscal 2013.

For the thirteen-week period ended May 31, 2014, non-specialty shell eggs represented approximately 70.4% of our shell egg dollar sales, compared to 71.4% for the thirteen-week period ended June 1, 2013.   For the thirteen-week period ended May 31, 2014, non-specialty shell eggs accounted for approximately 78.4% of the total shell egg dozen volume, compared to 81.3% for the thirteen-week period ended June 1, 2013.

Specialty eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continued to make up a significant portion of our total shell egg sales dollars and dozens in fiscal 2014.  For fiscal 2014, specialty eggs accounted for 24.3% of shell egg dollar sales, compared to 23.7% in fiscal 2013, and 17.2% of shell egg dozens sold in fiscal 2014, compared to 16.4% in fiscal 2013.  Additionally, for fiscal 2014, specialty eggs sold through co-pack arrangements accounted for 3.8% of shell egg dollar sales, compared to 3.2% in fiscal 2013, and 2.7% of shell egg dozens sold in fiscal 2014, compared to 2.2% in fiscal 2013.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.

For the thirteen-week period ended May 31,  2014, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 25.2% and 3.9%, of our shell egg dollar sales, compared to 24.5% and 3.5% for the thirteen-week period ended June 1, 2013, respectively.   For the thirteen-week period ended May 31, 2014, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 18.7% and 2.9% of the total shell egg dozen volume, compared to 16.4% and 2.3%  for the thirteen-week period ended June 1, 2013, respectively.

The shell egg sales classified as “Other” represent hard cooked eggs, hatching eggs, and other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.    Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).    For fiscal 2014 our egg product sales were $41.8 million, an increase of $6.5 million, or 18.4%, compared to $35.3 million for fiscal 2013.  Our volume of egg products sold for fiscal 2014 was 48.9 million pounds, a decrease of 3.1 million pounds, or 6.0%, compared to 52.0 million pounds for fiscal 2013. The decrease in sales volume for fiscal 2014 was offset by significantly higher market prices for liquid whole eggs and egg whites due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.  In fiscal 2014, the price per pound of egg products sold was $0.855 compared to $0.679 for fiscal 2013, an increase of 25.9%.

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

The following table presents the key variables affecting our cost of sales:

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	May 31, 2014	June 1, 2013	Percent Change	May 31, 2014	June 1, 2013	Percent Change
Cost of sales:
Farm production	$575,392	$545,253	5.5%	$171,140	$137,827	24.2%
Processing and packaging	156,088	137,494	13.5%	41,983	36,358	15.5%
Outside egg purchases and other	371,885	360,257	3.2%	57,336	92,540	(38.0)%
Total shell eggs	1,103,365	1,043,004	5.8%	270,459	266,725	1.4%
Egg products	33,509	29,549	13.4%	9,436	7,584	24.4%
Other	1,269	1,002	26.6%	396	135	193.3%
Total	$1,138,143	$1,073,555	6.0%	$280,291	$274,444	2.1%

Farm production cost (cost per dozen produced)
Feed	$0.49	$0.54	(9.3)%	$0.48	$0.52	(7.7)%
Other	0.25	0.24	4.2%	0.26	0.25	4.0%
Total	$0.74	$0.78	(5.1)%	$0.74	$0.77	(3.9)%

Outside egg purchases (average cost per dozen)	$1.37	$1.29	6.0%	$1.44	$1.28	12.5%

Dozen produced	750,302	704,388	6.5%	195,630	181,005	8.1%
Dozen sold	1,013,696	948,456	6.9%	249,439	243,280	2.5%

Cost of sales for the fiscal year ended May 31, 2014 was $1,138.1 million, an increase of $64.5 million, or 6.0%, compared to $1,073.6 million for fiscal 2013.  Dozens produced increased and dozens purchased from outside shell egg producers increased for fiscal 2014 while cost of feed ingredients decreased in fiscal 2014 compared to fiscal 2013.  This fiscal year we produced 74.0% of the eggs sold by us, as compared to 74.3% for the previous year. Feed cost for fiscal 2014 was $0.49 per dozen, compared to $0.54 per dozen for the prior fiscal year, a decrease of 9.3%.  Gross profit increased from 16.7% of net sales for fiscal 2013 to 21.0% of net sales for fiscal 2014, primarily as a result of lower feed costs and increased egg prices.

On a comparable basis, excluding the Acquisitions, cost of sales for the fiscal year ended May 31, 2014 were $1,005.6 million, an increase of $21.6 million, or 2.2%, compared to cost of sales of $984,000 for the fiscal year ended June 1, 2013.

Cost of sales for the thirteen-week period ended May 31, 2014 was $280.3 million, an increase of $5.9 million, or 2.1%, compared to $274.4 million for the thirteen-week period ended June 1, 2013.  Feed cost per dozen for the fourth quarter of fiscal 2014 was $0.48, compared to $0.52 for comparable fiscal 2013 fourth quarter, a decrease of 7.7%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks
	Actual			Adjusted for Acquisitions
(Amounts in thousands)	May 31, 2014	June 1, 2013	Change	May 31, 2014	June 1, 2013	Change
Stock compensation expense	$ 1,794	$ 603	$ 1,191	$ 1,794	$ 603	$ 1,191
Specialty egg expense	46,298	36,926	9,372	45,667	36,490	9,177
Payroll and overhead	29,413	27,003	2,410	26,683	25,201	1,482
Other expenses	36,161	24,309	11,852	26,131	22,223	3,908
Delivery expense	43,046	38,115	4,931	36,934	35,080	1,854
Total	$ 156,712	$ 126,956	$ 29,756	$ 137,209	$ 119,597	$ 17,612

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $156.7 million in fiscal 2014, an increase of $29.8 million, or 23.4%, compared to $127.0 million for fiscal 2013. Excluding the Acquisitions, selling, general, and administrative expense for fiscal year 2014 was $137.2 million, an increase of $17.6 million, or 14.7%, compared to $119.6 million in fiscal year 2013.  Stock compensation expense increased $1.2 million for the current fiscal year.  Stock compensation expense is dependent on the closing price of the Company’s Common Stock.  For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense.  The increase in specialty egg expense for fiscal 2014 compared to fiscal 2013 is attributable to  a 12.1% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  Excluding the Acquisitions, payroll and overhead increased compared to the same period the prior year due to general salary increases. As a percentage of net sales, payroll and overhead is 2.1% for fiscal 2014 and fiscal 2013.  Excluding the Acquisitions, other expenses, which include expenses for repairs, professional fees, and insurance, increased as a result of a confidential legal settlement and related legal fees as well as increases in audit and other tax expense.  During fiscal 2014 we recognized $4.4 million in expense resulting from the increase in fair value of contingent consideration applicable to our acquisition of the commercial egg assets of Maxim Production Co., Inc., compared to fiscal 2013 when we recognized $1.3 million in income from the decrease in the fair value of the contingent consideration, both of which are reflected in other expenses.   See Note 16 to Notes to Consolidated Financial Statements for additional information.  Delivery expense increased compared to fiscal 2013 due to an increase in contract trucking.  As a percent of net sales, selling, general and administrative expense increased from 10.1% in fiscal 2013 to 10.9% in fiscal 2014.

	Quarters Ended
	13 Weeks
	Actual			Adjusted for Acquisitions
(Amounts in thousands)	May 31, 2014	June 1, 2013	Change	May 31, 2014	June 1, 2013	Change
Stock compensation expense	$ 753	$ (109)	$ 862	$ 753	$ (109)	$ 862
Specialty egg expense	12,414	8,864	3,550	12,230	8,727	3,503
Payroll and overhead	9,507	8,898	609	8,444	8,279	165
Other expenses	9,499	3,624	5,875	4,806	3,683	1,123
Delivery expense	11,590	9,493	2,097	9,644	8,291	1,353
Total	$ 43,763	$ 30,770	$ 12,993	$ 35,877	$ 28,871	$ 7,006

Selling, general, and administrative expense was $43.8 million for the thirteen-week period ended May 31, 2014, an increase of $13.0 million, or 42.2%, compared to $30.8 million for the thirteen-week period ended June 1, 2013.  Excluding the Acquisitions, selling, general, and administrative expense for the thirteen-week period ended May 31, 2014 was $35.9 million, an increase of $7.0 million, or 24.3%, compared to $28.9 million for the thirteen-week period ended June 1, 2013.  The increase in specialty egg expense for the thirteen-week period ended May 31, 2014 compared to the same period of fiscal 2013 is attributable to  a 16.9% increase specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.

OPERATING INCOME

As a result of the above, our operating income was $146.1 million for fiscal 2014, compared to $59.6 million for fiscal 2013.  Operating income as a percent of net sales for fiscal 2014 was 10.1%, compared to 4.6% for fiscal 2013.  In fiscal 2013 we recorded legal settlement expense of $28.0 million related to the settlement reached in the In re Processed Egg Products Antitrust litigation.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, equity in earnings of affiliates, among other items. Total other income for fiscal 2014 was $15.8 million compared to $16.0 million for fiscal 2013.  As a percent of net sales, total other income was 1.1% for fiscal 2014, compared to 1.2% for fiscal 2013.

Patronage income was $6.1 million for fiscal 2014, a decrease of $8.2 million, compared to $14.3 million for fiscal 2013 primarily due to a decrease in patronage refunds received from Eggland’s Best, Inc.

Other income, net, increased from $2.1 million in fiscal 2013 to $8.8 million in fiscal 2014 primarily due to a non-taxable, non-cash gain of $4.0 million for the remeasurement of our equity interest in Delta Egg to the fair value in connection with the purchase of our joint venture partner’s 50% membership interest on March 1, 2014.

INCOME TAXES

For the fiscal year ended May 31, 2014, our pre-tax income was $161.8 million, compared to $75.6 million for fiscal 2013.  Income tax expense of $52.0 million was recorded for fiscal 2014 with an effective income tax rate of 32.1%, compared to $24.8 million for fiscal 2013 with an effective income tax rate of 32.8%.  Included in fiscal 2014 income tax expense are items related to the acquisition of Delta Egg, which resulted in a $3.3 million decrease to deferred income tax expense related to the outside basis of our equity investment in Delta Egg, with a corresponding non-recurring, non-cash $1.5 million reduction to income taxes expense on the non-taxable remeasurement gain associated with the acquisition.

Other items causing our effective rate to differ from the federal statutory income tax rate of 35% are state income taxes and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest in AEP and TEP for fiscal 2014 was $600,000 as compared to $338,000 for fiscal 2013.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2014 was $109.2 million, or $4.54 per basic share and $4.52 per diluted share, compared to $50.4 million, or $2.10 per basic and diluted share for fiscal 2013.

Fiscal Year Ended June 1, 2013 Compared to Fiscal Year Ended June 2, 2012

NET SALES

In fiscal 2013, approximately 96% of our net sales consisted of shell eggs, approximately 3% was for egg products, with the 1% balance consisting of incidental feed and feed ingredients. Net sales for the fiscal year ended June 1, 2013 were $1,288.1 million, an increase of $175 million, or 15.7%, from $1,113.1 million for fiscal 2012.  In fiscal 2013 total dozens of eggs sold and egg selling prices increased compared to fiscal 2012. In fiscal 2013 total dozens of shell eggs sold were 948.5 million, an increase of 64.2 million dozen, or 7.3%, compared to 884.3 million sold in fiscal 2012. Our average selling price of shell eggs increased from $1.205 per dozen for fiscal 2012 to $1.301 per dozen for fiscal 2013, an increase of $0.096 per dozen, or 8.0%.  Our net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

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

	Fiscal Years Ended		Quarters Ended
	(52 & 53 weeks)		(13 & 14 weeks)
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$ 1,288,104	$ 1,113,116	$ 325,933	$ 275,245

Non-specialty shell egg sales	940,434	809,163	234,568	195,316
Specialty shell egg sales	293,201	256,559	76,868	68,351
Other	5,733	4,082	1,785	747
Net shell egg sales	$ 1,239,368	$ 1,069,804	$ 313,221	$ 264,414

Net shell egg sales as a
percent of total net sales	96%	96%	96%	96%

Non- specialty shell egg dozens sold	792,887	739,915	203,348	191,151
Specialty shell egg dozens sold	155,569	144,359	39,932	37,660
Total dozens sold	948,456	884,274	243,280	228,811

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

Specialty eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continued to make up a significant portion of our total sales dollars and dozens in fiscal 2013.  For fiscal 2013, specialty eggs accounted for 23.7% of shell egg dollar sales, compared to 24.0% in fiscal 2012, and 16.4% of shell egg dozens sold in fiscal 2013, compared to 16.3% in fiscal 2012.  Due to larger increases in the selling price of non-specialty eggs compared to specialty egg prices, specialty shell egg sales as a percent of total dollar sales decreased while dozens sold increased in fiscal 2013 compared to fiscal 2012.    Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.

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

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.    Our egg products are sold through American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For fiscal 2013 our egg product sales were $35.3 million, an increase of $2.4 million, or 7.3%, compared to $32.9 million for fiscal 2012.  Our volume of egg products sold for fiscal 2013 was 52.0 million pounds, a decrease of 3.2 million pounds, or 5.8%, compared to 55.2 million pounds for fiscal 2012. This decrease is due to a reduced supply of eggs for breaking. In fiscal 2013, the price per pound of egg products sold was $0.679 compared to $0.596 for fiscal 2012, an increase of 13.9%.  Prices received for our egg products increased in fiscal 2013 year due to a favorable change in the mix of products sold.

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

The following table presents the key variables affecting our cost of sales:

	Fiscal Year Ended			Quarter Ended
	(52 & 53 weeks)			(13 & 14 weeks)
(Amounts in thousands)	June 1, 2013	June 2, 2012 +	Percent Change	June 1, 2013	June 2, 2012 +	Percent Change
Cost of sales:
Farm production	$545,253	$475,774	14.6%	$137,827	$121,224	13.7%
Processing and packaging	137,494	122,195	12.5%	36,358	32,316	12.5%
Outside egg purchases and other	360,257	284,348	26.7%	92,540	73,751	25.5%
Total shell eggs	1,043,004	882,317	18.2%	266,725	227,291	17.3%
Egg products	29,549	28,136	5.0%	7,584	6,474	17.1%
Other	1,002	881	13.7%	135	125	8.0%
Total	$1,073,555	$911,334	17.8%	$274,444	$233,890	17.3%

Farm production cost (cost per dozen produced)
Feed	$0.54	$0.47	14.9%	$0.52	$0.48	8.3%
Other	0.24	0.24	0.0%	0.25	0.24	4.2%
Total	$0.78	$0.71	9.9%	$0.77	$0.72	6.9%

Outside egg purchases (average cost per dozen)	$1.29	$1.19	8.7%	$1.28	$1.15	11.3%

Dozen produced	704,388	662,975	6.2%	181,005	171,190	5.7%
Dozen sold	948,456	884,274	7.3%	243,280	228,811	6.3%

+  Cost of sales for the fourteen and fifty three-week periods ended June 2, 2012 was reduced by $1.6 million for proceeds received under our business interruption coverage related to the finalization of the Shady Dale, Georgia fire insurance claim in the fourth quarter of fiscal 2012.

Cost of sales for the fiscal year ended June 1, 2013 was $1,073.6 million, an increase of $162.3 million, or 17.8%, compared to $911.3 million for fiscal 2012.  Dozens produced, dozens purchased from outside shell egg producers, and cost of feed ingredients increased in fiscal 2013.  In fiscal year 2013 we produced 74.3% of the eggs sold by us, as compared to 75.0% for the previous year. Feed cost for fiscal 2013 was $0.541 per dozen, compared to $0.469 per dozen for the prior fiscal year, an increase of 15.4%.  Gross profit decreased from 18.1% of net sales for fiscal 2012 to 16.7% of net sales for fiscal 2013.

On a comparable basis, excluding the Acquisitions, cost of sales for the fiscal year ended June 1, 2013 were $984.0 million, an increase of $72.7 million, or 8.0%, compared to $911.3 million for the fiscal year ended June 2, 2012.  Dozens produced decreased, dozens purchased from outside shell egg producers increased, and cost of feed ingredients increased in fiscal 2013.

Cost of sales for the thirteen-week period ended June 1, 2013 was $274.4 million, an increase of $40.5 million, or 17.3%, compared to $233.9 million for the fourteen-week period ended June 2, 2012.  Feed cost per dozen for the fourth quarter of fiscal 2013 was $0.53, compared to $0.48 for the fourth quarter of fiscal 2012, an increase of 9.8%.

On a comparable basis, excluding the Acquisitions, cost of sales for the thirteen-week period ended June 1, 2013 were $241.9 million, an increase of $8.0 million, or 3.4%, compared to cost of sales of $233.9 million for the fourteen-week period ended June 2, 2012.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks & 53 Weeks
	Actual			Adjusted for Acquisitions
(Amounts in thousands)	June 1, 2013	June 2, 2012	Change	June 1, 2013	June 2, 2012	Change
Stock compensation expense	$ 603	$ 502	$ 101	$ 603	$ 502	$ 101
Specialty egg expense	36,926	33,541	3,385	36,490	33,541	2,949
Payroll and overhead	27,003	23,784	3,219	25,201	23,784	1,417
Other expenses	24,309	20,094	4,215	22,223	20,094	2,129
Delivery expense	38,115	35,209	2,906	35,080	35,209	(129)
Total	$ 126,956	$ 113,130	$ 13,826	$ 119,597	$ 113,130	$ 6,467

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $127.0 million in fiscal 2013, an increase of $13.9 million, or 12.3%, compared to $113.1 million for fiscal 2012. Excluding the Acquisitions, selling, general, and administrative expense for fiscal year 2013 was $119.6 million, an increase of $6.5 million, or 5.7%, compared to $113.1 million in fiscal 2012.  Stock compensation expense increased $101,000 for the current fiscal year.  Stock compensation expense is dependent on the closing price of the Company’s Common Stock.  For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense.  The increase in specialty egg expense is attributable to our continued promotion of specialty eggs as well as the increase in the dozens of specialty eggs sold this year as compared to last fiscal year.  Excluding the Acquisitions, payroll and overhead increased compared to the same period the prior year due to general salary increases. As a percentage of net sales, payroll and overhead is 2.1% for fiscal 2013 and fiscal 2012.  Excluding the Acquisitions, other expenses, which include expenses for repairs, professional fees, and insurance, increased primarily due to an increase in insurance, bad debt expense, and professional fees related to ongoing litigation.  Other expense also includes a gain of $1.3 million related to the fair value adjustment of contingent consideration associated with the purchase of the commercial egg assets of Pilgrim’s Pride Corporation.  Delivery expense remained relatively the same compared to last fiscal year due to fuel expenses leveling off and an increase in backhaul income.  As a percent of net sales, selling, general and administrative expense decreased from 10.1% in fiscal 2012 to 9.9% in fiscal 2013.

In fiscal 2013 we recognized legal settlement expenses of $28.0 million related to antitrust litigation settled in the fourth quarter of fiscal 2013.  Legal settlement expense as a percent of net sales was 2.2% in fiscal 2013 (see Note 14 in the Notes to Consolidated Financial Statements).

	Quarters Ended
	13 Weeks & 14 Weeks
	Actual			Adjusted for Acquisitions
(Amounts in thousands)	June 1, 2013	June 2, 2012	Change	June 1, 2013	June 2, 2012	Change
Stock compensation expense	$ (109)	$ (120)	$ 11	$ (109)	$ (120)	$ 11
Specialty egg expense	8,864	7,448	1,416	8,727	7,448	1,279
Payroll and overhead	8,898	7,462	1,436	8,279	7,462	817
Other expenses	3,624	4,949	(1,325)	3,683	4,949	(1,266)
Delivery expense	9,493	9,533	(40)	8,291	9,533	(1,242)
Total	$ 30,770	$ 29,272	$ 1,498	$ 28,871	$ 29,272	$ (401)

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

OPERATING INCOME

As a result of the above, our operating income was $59.6 million for fiscal 2013, compared to operating income of $88.7 million for fiscal 2012.  Operating income as a percent of net sales for fiscal 2013 was 4.6%, compared to 8.0% for fiscal 2012.  In fiscal 2013 we recorded legal settlement expense of $28.0 million related to the settlement reached in the In re Processed Egg Products Antitrust litigation.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as equity in income of affiliates, patronage dividends, and interest expense. Total other income for fiscal 2013 was $16.0 million compared to total other income of $50.4 million for fiscal 2012.  As a percent of net sales, total other income was 1.2% for fiscal 2013, compared to 4.5% for fiscal 2012.

Net interest expense increased by $148,000 as compared to fiscal 2012.    In fiscal 2013, we recorded patronage refunds and dividends from EB in the amount of $14.3 million, compared to $44.9 million in fiscal 2012, which included a special patronage dividend of $38.3 million in connection with the formation of a joint venture between EB and Land O’ Lakes, Inc.  We account for our investment in EB under the cost method.  For additional information, see Note 19 of the Notes to Consolidated Financial Statements.

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

Other, net, increased from $1.7 million in fiscal 2012 to $2.1 million in fiscal 2013.  In fiscal 2012, we finalized our insurance claim on the Shady Dale, Georgia fire and recorded a gain of $1.1 million on the fixed assets destroyed in this fire.  In fiscal 2013, we recorded royalty income of $4.3 million related to oil and gas wells located on property we own in Texas, compared to $580,000 in fiscal 2012.

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

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at May 31, 2014 was $324.3 million, compared to $284.7 million at June 1, 2013. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 3.68 at May 31, 2014 compared to 3.19 at June 1, 2013. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have $3.3 million in outstanding standby letters of credit, which are collateralized with cash.  Our long-term debt at May 31, 2014, including current maturities, amounted to $61.1 million, compared to $65.0 million at June 1, 2013.  See Note 9 in the notes to consolidated financial statements for information regarding our long-term debt instruments.

For the fiscal year ended May 31, 2014, $123.9 million in net cash was provided by operating activities. This compares to $57.5 million of net cash provided by operating activities for the fiscal year ended June 1, 2013.  Improved operating income as a result of improved gross profit margins contributed greatly to our positive cash flow from operations, which increased despite the payment in the first quarter of fiscal 2014 of a $28.0 million legal settlement described in Note 14 to the Notes to the Consolidated Financial Statements.  As discussed above, our gross profit margins increased in fiscal 2014 primarily as a result of an increase in egg prices and dozens sold and a decrease in feed costs compared to fiscal 2013.

For fiscal 2014, approximately $108.1 million was provided from the sale of short-term investments, $142.6 million was used for the purchase of short-term investments and net payments of $5.0 million were received from notes receivable and investments in affiliates.   We used $11.5 million for the purchase of our joint venture partner’s 50% interest in Delta Egg.  Approximately $59.2 million was used for purchases of property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $24.5 million was used for payment of dividends on common stock and $10.7 million was used for principal payments on long-term debt.  The net result of these activities was a decrease in cash of $10.5 million from June 1, 2013.

For the fiscal year ended June 1, 2013, $57.5 million in net cash was provided by operating activities. This compares to $98.1 million of net cash provided by operating activities for the fiscal year ended June 2, 2012.  An increase in our receivable balance is the primary reason for the lower cash flow from operations in fiscal 2013.  The increase in our receivable balance can be attributed to a higher average selling price in the last month of fiscal 2013 compared to fiscal 2012.  In addition, increases in feed ingredient costs negatively impacted our cash flow from operations in fiscal 2013.

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

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 31, 2014, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  In addition, with the acquisition of Delta Egg, we assumed certain debt that contains restrictive covenants.  We are in compliance with those covenants at May 31, 2014.

The following table represents material construction projects approved as of May 31, 2014 (in thousands):

Location	Project	Projected Completion	Projected Cost	Spent as of May 31, 2014	Remaining Projected Cost
Dade City, FL	Refurbish Pullet Houses	August 2014	$8,850	$7,770	$1,080
Okeechobee, FL	Layer House Expansions	January 2015	12,400	2,900	9,500
South Texas	Cage Free Layer & Pullet Houses	December 2014 - May 2015	45,980	30,520	15,460
Bremen, KY	Cage Free Layer & Pullet Houses	November 2016	16,470	3,180	13,290
Wharton, TX	Layer House Expansions	May 2015	5,910	575	5,335
Shady Dale, GA	Pullet Houses	February 2015	3,425	-	3,425
Chase, KS	Organic Facility Expansion	February 2016	17,175	2,000	15,175
			$110,210	$46,945	$63,265

Looking forward to the next fiscal year, we believe current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 9, and on lease obligations in Note 8, in the notes to the consolidated financial statements.

	Total	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Over 5 years
Long-Term Debt (Principal)	$ 61,093	$ 10,233	$ 10,065	$ 20,265	$ 8,439	$ 5,091	$ 7,000
Long-Term Debt (Interest)	10,257	3,381	2,784	2,106	996	583	407
Operating Leases	1,635	492	454	401	270	18	-
Total	$ 72,985	$ 14,106	$ 13,303	$ 22,772	$ 9,705	$ 5,692	$ 7,407

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

INVESTMENTS IN SECURITIES AVAILABLE-FOR-SALE

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In the normal course of business, we extend credit to our customers on a short-term basis.  Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected.  For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  Our ownership percentages in these companies range from less than 20% to 50%.  Therefore, these investments are recorded using the cost or equity method, and accordingly, not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $3.5 million at May 31, 2014. The combined total assets and total liabilities of these companies were approximately $171.5 million and $25.7 million, respectively, at May 31, 2014.

GOODWILL

At May 31, 2014, our goodwill balance represented 3.6% of total assets and 4.9% of stockholders’ equity.  Goodwill relates to the following:

Fiscal Period	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$ 3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revision to purchase price for incremental purchase of Hillandale	9,257
2009	Revision to purchase price for incremental purchase of Hillandale	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revision to purchase price for incremental purchase of Hillandale	(338)
2013	Acquisition of Maxim Production Co., Inc.	2,300
2014	Purchase of joint venture partner’s 50% in Delta Egg	4,779

	Total Goodwill	$ 29,196

Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

INCOME TAXES

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes.  We are periodically audited by taxing authorities.  Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control.  For example, feed costs, which during fiscal 2014 averaged 66% of our total farm egg production cost, decreased 9% per dozen produced year-over-year.    We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices.  The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient		Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the current fiscal year
Corn	$0.25	change in the average market price per bushel	$ 0.01	$ 7,503,020
Soybean Meal	$25.00	change in the average market price per ton	$ 0.01	$ 7,503,020

INTEREST RATE RISK

Our interest expense is sensitive to changes in the general level of U.S. interest rates.  We maintain all of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $1.6 million at May 31, 2014.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of May 31, 2014 and June 1, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2014.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 31, 2014 and June 1, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 28, 2014, expressed an unqualified opinion.

                                                                                              /s/Frost, PLLC

Little Rock, Arkansas

July 28, 2014

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for par value amounts)

	May 31	June 1
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,521	$24,984
Investment securities available-for-sale	194,738	157,904
Receivables:
Trade receivables, less allowance for doubtful
accounts of $430 in 2014 and $771 in 2013	82,978	79,352
Other	4,538	3,234
	87,516	82,586

Inventories	146,117	147,993
Prepaid expenses and other current assets	2,501	1,414
Total current assets	445,393	414,881

Other assets:
Other investments	6,786	20,413
Notes receivable – noncurrent	211	565
Goodwill	29,196	24,417
Other intangible assets	10,423	12,326
Other long-lived assets	4,717	7,017
	51,333	64,738
Property, plant and equipment, less accumulated
depreciation	314,935	266,008
Total assets	$811,661	$745,627

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$38,974	$47,234
Accrued dividends payable	10,497	-
Accrued wages and benefits	15,205	14,407
Accrued income taxes payable	2,983	359
Accrued expenses and other liabilities	12,775	9,827
Accrued legal settlement expense (see Note 14)	-	28,000
Current maturities of long-term debt	10,216	10,373
Deferred income taxes	30,451	19,995
Total current liabilities	121,101	130,195

Long-term debt, less current maturities	50,877	54,647
Other noncurrent liabilities	4,436	4,322
Deferred income taxes	40,502	38,419
Total liabilities	216,916	227,583

Commitments and contingencies – See Notes 8, 9, and 14

Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 60,000 in 2014 and 2013
Issued 35,130 shares in 2014 and 2013 with
21,781 and 21,698 shares outstanding, respectively	351	351
Class A convertible common stock, $.01 par value
Authorized shares - 2,400 in 2014 and 2013
Issued and outstanding shares - 2,400 in 2014 and 2013	24	24
Paid-in capital	40,476	39,052
Retained earnings	572,874	498,711
Accumulated other comprehensive income, net of tax	561	166
Common stock in treasury, at cost –13,350 shares in 2014
and 13,432 in 2013	(20,453)	(20,572)
Total Cal-Maine Foods, Inc. stockholders' equity	593,833	517,732
Noncontrolling interest in consolidated entities	912	312
Total stockholders’ equity	594,745	518,044
Total liabilities and stockholders' equity	$811,661	$745,627

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Fiscal years ended
	May 31	June 1	June 2
	2014	2013	2012
Net sales	$1,440,907	$1,288,104	$1,113,116
Cost of sales	1,138,143	1,073,555	911,334
Gross profit	302,764	214,549	201,782
Selling, general and administrative	156,712	126,956	113,130
Legal settlement expense (see Note 14)	-	28,000	-
Operating income	146,052	59,593	88,652

Other income (expense):
Interest expense	(3,755)	(4,488)	(5,047)
Interest income	1,099	582	1,289
Distribution from Eggland’s BestTM (see Note 3 and 19)	-	-	38,343
Patronage dividends	6,139	14,300	6,607
Equity in income of affiliates	3,512	3,480	7,495
Other, net	8,795	2,101	1,738
	15,790	15,975	50,425
Income before income taxes and noncontrolling interest	161,842	75,568	139,077
Income tax expense	52,035	24,807	49,110
Net income including noncontrolling interest	109,807	50,761	89,967
Less: Net income attributable to noncontrolling interest	600	338	232
Net income attributable to Cal-Maine Foods, Inc.	$109,207	$50,423	$89,735

Net income per share:
Basic	$4.54	$2.10	$3.76
Diluted	$4.52	$2.10	$3.75
Weighted average shares outstanding:
Basic	24,047	23,983	23,875
Diluted	24,148	24,044	23,942

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal years ended
	May 31	June 1	June 2
	2014	2013	2012
Net income, including noncontrolling interests	$109,807	$50,761	$89,967

Other comprehensive income, before tax:

Unrealized holding gain on available-for-sale securities, net of reclassification adjustments	392	724	157

(Increase) decrease in accumulated postretirement benefits obligation, net of reclassification adjustments	255	(89)	-

Other comprehensive income, before tax	647	635	157

Income tax expense related to items of other comprehensive income (loss)	252	247	59

Other comprehensive income , net of tax	395	388	98

Comprehensive income	110,202	51,149	90,065

Less: comprehensive income attributable to the noncontrolling interest	600	338	232

Comprehensive income attributable to Cal-Maine Foods, Inc.	$109,602	$50,811	$89,833

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Income	Interests	Total
Balance at May 28, 2011	35,130	$ 351	2,400	$ 24	13,665	$ (20,929)	$ 33,419	$ 406,361	$ (320)	$ (29)	$ 418,877

Dividends								(29,932)			(29,932)
Issuance of common stock from treasury					(56)	86	174				260
Tax benefit on nonqualifying disposition of incentive stock options							58				58
Net income for fiscal 2012								89,735		232	89,967
Other comprehensive income									98		98

Balance at June 2, 2012	35,130	$ 351	2,400	$ 24	13,609	$ (20,843)	$ 33,651	$ 466,164	$ (222)	$ 203	$ 479,328

Dividends								(18,105)			(18,105)
Issuance of common stock from treasury					(114)	174	4,826				5,000
Issuance of restricted stock from treasury					(63)	97	(97)				-
Restricted stock compensation expense							292				292
Tax benefit on nonqualifying disposition of incentive stock options							380				380
Reclassification equity of Texas Egg Products, LLC in connection with acquisitions - see Note 2								229		(229)	-
Net income for fiscal 2013								50,423		338	50,761
Other comprehensive income									388		388

Balance at June 1, 2013	35,130	$ 351	2,400	$ 24	13,432	$ (20,572)	$ 39,052	$ 498,711	$ 166	$ 312	$ 518,044

Dividends								(35,044)			(35,044)
Issuance of restricted stock from treasury					(63)	98	(98)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					1	(9)					(9)
Proceeds from stock option exercise					(20)	30	88				118
Restricted stock compensation expense							1,274				1,274
Tax benefit on nonqualifying disposition of incentive stock options							160				160
Net income for fiscal 2014								109,207		600	109,807
Other comprehensive income									395		395

Balance at May 31, 2014	35,130	$ 351	2,400	$ 24	13,350	$ (20,453)	$ 40,476	$ 572,874	$ 561	$ 912	$ 594,745

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended
	May 31	June 1	June 2
	2014	2013	2012
Cash flows from operating activities
Net income including noncontrolling interests	$109,807	$50,761	$89,967
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	37,203	34,173	30,752
Deferred income taxes	7,625	(5,747)	5,330
Equity in income of affiliates	(3,512)	(3,480)	(7,495)
Non-cash gain on Delta Egg acquisition	(3,976)	—	—
Property and equipment impairment charge	—	—	736
Distribution from Eggland’s BestTM (see Note 3)	—	—	(38,343)
(Gain) Loss on disposal of property, plant and equipment	651	1,496	(1,247)
Stock compensation (benefit) expense, net of amounts paid	1,273	411	(702)
Impairment of note receivable	—	912	—
(Gain) loss on fair value adjustment of contingent consideration	4,359	(1,250)	—
Change in operating assets and liabilities, net
of effects from acquisitions:
(Increase) decrease in receivables and other assets	(2,282)	(21,670)	4,305
(Increase) decrease in inventories	8,909	(6,377)	(7,137)
(Decrease) in accrued expenses for payment of legal settlement expense	(28,000)	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,137)	8,309	21,892
Net cash provided by operating activities	123,920	57,538	98,058

Cash flows from investing activities
Purchases of investments	(142,585)	(181,721)	(160,630)
Sales of investments	108,117	188,110	115,796
Acquisition of businesses, net of cash acquired	(11,548)	(74,907)	—
Distribution from Eggland’s BestTM (see Note 3)	—	—	38,343
Payments received on notes receivable and
from investments in affiliates	5,003	6,640	5,352
Purchases of property, plant and equipment	(59,188)	(26,290)	(26,845)
Increase in notes receivable and investments in affiliates	—	(294)	(138)
Net proceeds from disposal of property,
plant and equipment	818	124	1,073
Net cash used in investing activities	(99,383)	(88,338)	(27,049)

Cash flows from financing activities
Principal payments on long-term debt	(10,745)	(11,200)	(11,941)
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	279	380	318
Payments of dividends	(24,534)	(30,524)	(19,937)
Net cash used in financing activities	(35,000)	(41,344)	(31,560)
Increase (decrease) in cash and cash equivalents	(10,463)	(72,144)	39,449
Cash and cash equivalents at beginning of year	24,984	97,128	57,679
Cash and cash equivalents at end of year	$14,521	$24,984	$97,128

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$41,626	$42,667	$27,075
Interest (net of amount capitalized)	3,152	3,543	4,407

Supplemental schedule of non-cash investing and financing activity:
Issuance of stock from treasury (see Note 2)	—	5,000	—
Contingent consideration recognized in acquisition of business	—	2,500	—

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”) and variable interest entities in which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is principally engaged in the production, processing and distribution of shell eggs. The Company’s operations are significantly affected by the market price fluctuation of its principal product, shell eggs, and the costs of its principal feed ingredients, corn, soybean meal, and other grains.

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.    Primarily all of the Company’s sales are in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two affiliated customers, on a combined basis, accounted for 28.2%,  30.0% and 31.3% of the Company’s net sales in fiscal years 2014,  2013, and 2012, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 31, 2014 (52 weeks), June 1, 2013 (52 weeks), and June 2, 2012 (53 weeks) for the most recent three fiscal years.

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

The Company did not have any variable interest entities at May 31, 2014 or June 1, 2013.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable and other current liabilities. At May 31, 2014, and June 1, 2013, checks outstanding in excess of related book cash balances totaled approximately $1.5 million and $9.6 million, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized gains of $460,000 and $220,000 as of May 31, 2014 and June 1, 2013 respectively, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At May 31, 2014 and June 1, 2013, we had $194.7 million and $157.9 million, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, U.S. government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $83.0 million at May 31, 2014 and $79.4 million at June 1, 2013. Trade receivables are presented net of an allowance for doubtful accounts of $430,000 at May 31, 2014 and $771,000 at June 1, 2013. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both May 31, 2014 and June 1, 2013, two affiliated customers accounted for approximately 28% of the Company’s trade accounts receivable.

Notes Receivable

Notes receivable are recorded at amortized cost.  We recognize interest income on these notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We assess the collectability of notes receivable on a periodic basis.  Our assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan.   During fiscal year 2013, we recognized an impairment loss of $912,000 related to notes receivable.  The impairment loss is included in selling, general, and administrative expenses.

The notes receivable are due as follows (in thousands):

Year	Amount
2015	$ 428
2016	211
Total	$ 639

The current amount due is included in the “Receivables” section of our Consolidated Balance Sheet in the line item “Other.”  The current amount due was $428,000 for both fiscal years 2014 and 2013.   The non-current portion is included in the “Other assets” section of our Consolidated Balance Sheet in the line item “Notes receivable – noncurrent.”   The non-current amount due was $211,000 and $565,000 for fiscal years 2014 and 2013, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property, plant, and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment as part of the asset to which it relates, and is amortized over the asset’s estimated useful life.

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

Goodwill

Goodwill represents the excess of cost of business acquisitions over the fair value of the identifiable net assets acquired. Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

Accrued Self Insurance

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 70th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  At May 31, 2014, we had dividends payable of $10.5 million.  At June 1, 2013, there were no dividends payable. These amounts represent accrued unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  The grant of restricted stock through the Company’s share-based compensation plans is funded through the issuance of treasury stock.  Gains and losses on the subsequent reissuance of shares in accordance with the Company’s share-based compensation plans are credited or charged to paid-in capital in excess of par value using the average-cost method.

Revenue Recognition and Delivery Costs

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectability is reasonably assured.

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $43.0 million, $38.1 million, and $35.2 million in fiscal years 2014,  2013, and 2012, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs totaled $8.5 million, $5.1 million, and $4.2 million in fiscal 2014,  2013, and 2012, respectively.

Income Taxes

Income taxes are provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s policy with respect to evaluating uncertain tax positions is based upon whether management believes it is more likely than not the uncertain tax positions will be sustained upon review by the taxing authorities.  The tax positions must meet the more-likely-than-not recognition threshold with consideration given to the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information at the reporting date.  The Company will reflect only the portion of the tax benefit that will be sustained upon resolution of the position and applicable interest on the portion of the tax benefit not recognized. The Company shall initially and subsequently measure the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.    Based upon management’s assessment, there are no uncertain tax positions expected to have a material impact on the Company’s consolidated financial statements.

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

Basic net income per share was calculated by dividing net income by the weighted-average number of common and Class A shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and unvested restricted shares.  The computations of basic net income per share and diluted net income per share are as follows (in thousands):

	May 31, 2014	June 1, 2013	June 2, 2012
Net income attributable to Cal-Maine Foods, Inc.	$ 109,207	$ 50,423	$ 89,735

Basic weighted-average common shares (including Class A)	24,047	23,983	23,875

Effect of dilutive securities:
Common stock options and restricted stock	101	61	67
Dilutive potential common shares	24,148	24,044	23,942

Net income per common share:
Basic	$ 4.54	$ 2.10	$ 3.76

Diluted	$ 4.52	$ 2.10	$ 3.75

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact of ASU 2014-09 on the consolidated financial statement presentation.

2.  Acquisition

Effective March 1, 2014, the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) for $17.0 million.  The Company previously owned 50% of Delta Egg through a joint venture with Sunbest Foods of Iowa, a Moark, LLC affiliate.  The purchase price was funded from our available cash balances.  In conjunction with the acquisition, the Company recognized a non-recurring, non-cash gain of $4.0 million for the excess in purchase price over the carrying value of the 50% investment in the unconsolidated joint venture.  This gain was recorded in “Other Income” in the Company’s Consolidated Statements of Income.  The gain is non-taxable, and therefore resulted in a $1.5 million reduction to the Company’s income tax expense for fiscal 2014.  Additionally, the Company recorded a $3.3 million decrease to deferred income tax liabilities related to the outside basis of our equity investment in Delta Egg.  Delta Egg’s assets include a feed mill and a production complex with capacity for approximately 1.2 million laying hens near Delta, Utah, as well as an organic complex with capacity for approximately 400,000 laying hens near Chase, Kansas.

The following table presents fair value of the assets and liabilities of Delta Egg as of the acquisition date (in thousands):

Fair Value of Assets and Liabilities:

Cash and cash equivalents	$5,452
Investment securities available for sale	1,973
Inventories	7,033
Property, plant, and equipment	24,767
Other intangible assets	911
Goodwill	4,779
Other current assets	2,824
Current liabilities	(3,677)
Long-term debt	(5,301)
Deferred income taxes	(4,761)
Fair value of assets and liabilities acquired	$34,000

The acquired intangible assets are made up of a right of use intangible of $191,000  (5-year useful life) and water rights of $720,000 (indefinite useful life).  The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from the acquisition, and none of it is expected to be deductible for income tax purposes.  Trade receivables of $2.8 million were acquired, fair value approximated the carrying value at the time of acquisition.

On August 10, 2012, the Company purchased substantially all of the commercial egg assets of Pilgrim’s Pride Corporation (“PPC”) for approximately $16.3 million in cash at closing, plus contingent cash consideration of up to $2.5 million.  The assets acquired included two production complexes with capacity for approximately 1.4 million laying hens and Pilgrim’s Pride’s 13.6% interest in Texas Egg Products, LLC (“TEP”), which gave us a majority ownership interest in TEP.

On November 15, 2012, the Company acquired the commercial egg assets of Maxim Productions Co. Inc. (“MPC”).    The Company acquired the Maxim assets for approximately $64.9 million consisting of approximately $58.6 million in cash and 114,103 shares of common stock.  The assets included a feed mill, two production complexes with capacity for 3.5 million laying hens and a pullet grow out facility, and Maxim’s 21.8% interest in TEP, which gave us a 72.1% interest in TEP.  The Maxim acquisition included an earn-out contingency of $4.4 million, the fair value of which is remeasured at each reporting date until the contingency is settled in the second quarter of fiscal year 2016.

The results of the Company’s operation of these assets are included in the Company’s consolidated financial statements since the respective dates of acquisition.  Included in the Company’s consolidated financial statements for fiscal 2014 are revenues and net income from Delta Egg of $4.7 million and $1.3 million, respectively.  Prior to the acquisition date the Company’s 50% share of net income was recorded “Equity in income of affiliates”.

The fair value measurements were primarily based on significant inputs that are not observable in the markets.  Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows for the time value of money.  Investment securities are valued based on certain level 2 inputs since observable inputs for these securities, such as yields, credit risks, default rates and volatility, exist.  The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for inventory.  The market approach indicates value based on financial multiples available for similar entities and adjustments for lack of control or lack of marketability that market participants would consider in determining fair value.  The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was utilized for the fair value of certain property, plant and equipment.  The cost to replace given assets reflects the estimated reproduction or replacement cost of the asset, less an allowance for loss in value due to depreciation.  Goodwill on business combination recognizes the difference in the fair value of the assets acquired and liabilities assumed, net of the acquisition price.

The following unaudited pro forma information was prepared assuming the acquisition of the commercial egg assets of PPC and MPC had taken place at the beginning of fiscal year 2012.  In preparing pro forma information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information (in thousands):

	Year Ended
	June 1, 2013	June 2, 2012
Net sales	$1,344,279	$1,241,475
Net income attributable to Cal-Maine Foods, Inc.	$50,053	$93,449

Net income per share attributable to Cal-Maine Foods, Inc.:
Basic net income per share	$2.09	$3.91
Diluted net income per share	$2.08	$3.90

3.  Investment in Affiliates

The Company owns 50% of each of Specialty Eggs LLC and Dallas Reinsurance, Co., LTD. as of May 31, 2014.  At June 1, 2013, the Company also owned 50% of Delta Egg Farm.  During fiscal 2014 the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm (Refer to Note 2 – Acquisitions).  Investment in affiliates, recorded using the equity method of accounting, are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $3.5 million and $17.7 million at May 31, 2014 and at June 1, 2013, respectively.  Equity in income of $3.5 million, $3.5 million, and $7.5 million from these entities has been included in the Consolidated Statements of Income for fiscal 2014,  2013, and 2012, respectively.

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At May 31, 2014 and June 1, 2013, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB.  In April 2012, EB formed Eggland’s Best, LLC (“EBLLC”) and contributed substantially all of the assets of EB to EBLLC.  Subsequent to the formation of EBLLC, EB sold to Land O’Lakes, Inc. (“LOL”) a 50% interest in EBLLC.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 31, 2014 and June 1, 2013 was $768,000.

The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

	For the fiscal year ended
	May 31, 2014	June 1, 2013	June 2, 2012
Sales to affiliates	$44,798	$43,270	$37,930
Purchases from affiliates	74,325	71,325	69,108
Dividends from affiliates	4,650	5,875	4,850

	May 31, 2014	June 1, 2013
Accounts receivable from affiliates	$2,619	$3,319
Accounts payable to affiliates	3,720	3,056

4.  Inventories

Inventories consisted of the following (in thousands):

	May 31, 2014	June 1, 2013
Flocks, net of accumulated amortization	$90,152	$83,894
Eggs	11,747	13,694
Feed and supplies	44,218	50,405
	$146,117	$147,993

The Company charged amortization and mortality expense to cost of sales associated with the flocks as follows (in thousands):

	May 31, 2014	June 1, 2013	June 2, 2012
Amortization	$98,556	$88,601	$87,532
Mortality	4,890	4,670	4,865
Total flock costs charge to cost of sales	$103,446	$93,271	$92,397

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 31, 2014	June 1, 2013
Prepaid insurance	$ 1,029	$ 1,110
Other prepaid expenses	116	234
Other current assets	1,356	70
	$ 2,501	$ 1,414

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):

		Other Intangibles

		Franchise	Customer	Non-compete	Right of use	Water	Total other
	Goodwill	rights	relationships	agreements	intangible	rights	intangibles
Balance June 2, 2012	$ 22,117	$ 2,352	$ 5,676	$ -	$ -	$ -	$ 8,028
Additions	2,300	-	6,744	100	-	-	6,844
Amortization	-	(521)	(2,013)	(12)	-	-	(2,546)
Balance June 1, 2013	24,417	1,831	10,407	88	-	-	12,326
Additions	4,779	-	-	-	191	720	911
Amortization	-	(477)	(2,317)	(20)	-	-	(2,814)
Balance May 31, 2014	$ 29,196	$ 1,354	$ 8,090	$ 68	$ 191	$ 720	$ 10,423

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

	May 31, 2014		June 1, 2013
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$ 5,284	$ (3,930)	$ 5,284	$ (3,453)
Customer relationships	17,644	(9,554)	17,644	(7,237)
Non-compete agreements	100	(32)	100	(12)
Right of use intangible	191	-	-	-
Water rights *	720	-	-	-
Total	$ 23,939	$ (13,516)	$ 23,028	$ (10,702)

* Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2014, 2013, and 2012 totaled $2.8 million, $2.5 million, and $2.0 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal period	Estimated amortization expense
2015	$ 2,745
2016	2,643
2017	1,163
2018	936
2019	911
Thereafter	1,304
Total	$ 9,702

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	May 31	June 1
	2014	2013
Land and improvements	$74,999	$71,815
Buildings and improvements	244,782	223,745
Machinery and equipment	323,117	288,391
Construction-in-progress	32,826	16,094
	675,724	600,045
Less: accumulated depreciation	360,789	334,037
	$314,935	$266,008

Depreciation expense was $33.5 million, $31.2 million and $28.3 million in fiscal years 2014, 2013 and 2012, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2014, 2013, and 2012 are discussed below.

In the second quarter of fiscal 2014, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2014, the Company’s Shady Dale, Georgia complex was damaged by a fire.  The fire destroyed two pullet houses.  The Company intends to seek reimbursement for all of its insured losses, including lost profits and expenses.  The Company believes the effects of lost production and additional expenses related to both fires that will be incurred will be substantially covered by the Company’s insurance policies. Any gains resulting from recoveries from the insurance carriers will be recognized when the claims are ultimately settled.  These fires did not have a material impact on the results of operations in fiscal 2014.

The Company’s Shady Dale, Georgia complex was also damaged by fire in the first quarter of fiscal 2011, and the claim was finalized in fiscal 2012.  The Company received $3.7 million from insurance carriers as full settlement of the claim.  The Company recorded proceeds received for business interruption losses of $1.6 million as a reduction to “Cost of sales” in fiscal 2012.  The Company recorded a gain of $1.0 million during fiscal year 2012 due to the property damage claim, which was recorded in “Other income (expense).” The remaining portion of the insurance proceeds, $1.1 million, was used to reimburse the Company for the book value of damaged inventory written off and other out of pocket expenses.

8.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at May 31, 2014 are as follows (in thousands):

2015	$492
2016	454
2017	401
2018	270
2019	18
Total minimum lease payments	$1,635

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $174,000,  $382,000 and $538,000 in fiscal 2014,  2013 and 2012, respectively. Rent expense excluding vehicle rent was $2.7 million, $2.9 million, and $2.9 million in fiscal 2014,  2013 and 2012, respectively, primarily for the lease of certain operating facilities and equipment.

9.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	May 31	June 1
	2014	2013

Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in 2019	$16,500	$19,500
Note payable at 5.99%, due in monthly principal installments of $150,000, plus interest, maturing in 2021	14,500	16,300
Note payable at 6.35%, due in monthly principal installments of $100,000, plus interest, maturing in 2017	11,500	12,700
Series A Senior Secured Notes at 5.45%, due in monthly principal installments of $175,500, plus interest, maturing in 2018	8,417	10,524
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, maturing in 2018	6,250	-
Note payable at 6.40%, due in monthly principal installments of $35,000, plus interest, maturing in 2018	3,560	3,980
Note payable at 2.00%, due in semi-annual principal installments of $20,790, plus interest, maturing in 2019	197	-
Note payable at 6.07%, due in monthly principal installments of $33,300, plus interest, maturing in 2015	169	569
Note payable at 6.80%, due in monthly principal installments of $165,000, plus interest, maturing in 2014	-	1,190
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	-	257
Total debt	61,093	65,020
Less: current maturities	10,216	10,373
Long-term debt, less current maturities	$50,877	$54,647

The aggregate annual fiscal year maturities of long-term debt at May 31, 2014 are as follows (in thousands):

2015	$10,216
2016	10,082
2017	20,265
2018	8,439
2019	5,091
Thereafter	7,000
$61,093

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 31, 2014, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company. In addition, with the acquisition of Delta Egg, we assumed certain debt that contains restrictive covenants.  We are in compliance with those covenants at May 31, 2014.

Interest of $3.1 million, $3.9 million, and $4.6 million was paid during fiscal 2014, 2013 and 2012, respectively.  Interest of $603,000, $383,000, and $150,000 was capitalized for construction of certain facilities during fiscal 2014, 2013 and 2012, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $9.8 million, $7.4 million, and $7.3 million in fiscal years 2014, 2013 and 2012, respectively.  The liability recorded for incurred but not reported claims was $700,000 and $600,000 as of May 31, 2014 and June 1, 2013, respectively.

The Company had an employee stock ownership plan (“ESOP”) and a 401(k) plan that covered substantially all employees.  In April 2012, the Company combined the ESOP and 401(k) plans into a single plan known as a KSOP (“the Plan”).  The prior provisions of the Company’s 401(k) plan and ESOP remained substantially unchanged in the combined plan.  The Company makes cash contributions to the Plan at a rate of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's Common Stock, and vest immediately.   The Company's cash contributions to the Plan and predecessor ESOP were $3.0 million, $1.8 million, and $1.9 million in fiscal years 2014, 2013 and 2012, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2014, 2013, or 2012. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make 401(k) contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant 401(k) contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $50,000 per year, in fiscal years 2014, 2013, and 2012.  The liability recorded related to these agreements was $1.7 million at May 31, 2014 and June 1, 2013.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $202,000, $156,000, and $129,000 in fiscal 2014, 2013 and 2012, respectively.  Payments made under the plan were zero and $106,000 in fiscal 2014 and 2013, respectively.  The liability recorded related to these agreements was $1.5 million and $1.0 million at May 31, 2014 and June 1, 2013, respectively.

Deferred compensation expense for both plans totaled $425,000, $786,000 and $193,000 in fiscal 2014, 2013 and 2012, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, under which an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in that funded status in the year the change occurs through comprehensive income.  Additionally, pension expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $683,000 and $819,000 as of May 31, 2014 and June 1, 2013, respectively.  The remaining disclosures associated with ASC 715 are immaterial to the company’s financial statements.

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

On January 15, 2013 and January 15, 2014, the Company granted restricted shares from treasury in the amounts of 63,000 and 63,600, respectively.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.  Our unrecognized compensation expense as a result of non-vested shares at May 31, 2014 and June 1, 2013 was $4.3 million and $2.0 million, respectively.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.14 years.

The Company recognized stock compensation expense of $1.3 million for equity awards and $521,000 for liability awards in fiscal 2014. In fiscal 2013, the Company recognized stock compensation expense of $291,000 for equity awards and $312,000 for liability awards. In fiscal 2012, the Company recognized no stock compensation expense for equity awards and $502,000 for liability awards.

A summary of our equity award activity and related information for our stock options is as follows:

			Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 2, 2012	43,000	$5.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, June 1, 2013	43,000	$5.93
Granted	-	-
Exercised	(20,000)	5.93
Forfeited	-	-
Outstanding, May 31, 2014	23,000	$5.93	1.21	$1,468
Exercisable, May 31, 2014	23,000	$5.93	1.21	$1,468

The intrinsic value of stock options exercised totaled $911,000,  zero and $1.8 million in fiscal years 2014, 2013, and 2012, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 1, 2013	63,000	$41.08
Granted	63,600	53.53
Vested	(2,970)	45.69
Forfeited	(1,030)	41.08
Outstanding, May 31, 2014	122,600	$47.43

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 2, 2012	31,600	$6.31
Granted	-	-
Exercised	(5,100)	5.93
Forfeited	-	-
Outstanding, June 1, 2013	26,500	$6.38
Granted	-	-
Exercised	(8,200)	5.93
Forfeited	-	-
Outstanding, May 31, 2014	18,300	$6.59	1.88	$1,156
Exercisable, May 31, 2014	18,300	$6.59	1.88	$1,156

We determined the fair value of our obligation related to unexercised liability awards as of May 31, 2014 and June 1, 2013 was $1.1 million and $986,000, respectively.  Total payments for liability awards exercised totaled $373,000, $192,000, and $1.2 million for fiscal 2014, 2013 and 2012, respectively.

The fair value of liability awards was estimated as of May 31, 2014, June 1, 2013, and June 2, 2012 using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 31, 2014	June 1, 2013	June 2, 2012
Risk-free interest rate	0.10%	0.13%	0.17%
Dividend yield	1.66%	2.66%	3.35%
Volatility factor of the expected
market price of our stock	37.36%	23.65%	14.70%
Weighted-avg. expected life of the rights	1 yr.	1 yr.	1 yr.

12.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 31	June 1	June 2
	2014	2013	2012
Current:
Federal	$38,940	$28,144	$37,770
State	5,470	2,410	6,010
	44,410	30,554	43,780
Deferred:
Federal	6,474	(4,937)	4,300
State	1,151	(810)	1,030
	7,625	(5,747)	5,330
	$52,035	$24,807	$49,110

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 31	June 1
	2014	2013
Deferred tax liabilities:
Property, plant and equipment	$41,393	$35,108
Cash basis temporary differences	637	817
Inventories	34,163	32,720
Investment in affiliates	487	4,248
Other comprehensive income	294	95
Other	3,800	3,540
Total deferred tax liabilities	80,774	76,528

Deferred tax assets:
Accrued expenses	3,122	13,957
Other	6,699	4,157
Total deferred tax assets	9,821	18,114
Net deferred tax liabilities	$70,953	$58,414

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

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense (benefit) at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 31	June 1	June 2
	2014	2013	2012

Statutory federal income tax	$56,435	$26,331	$48,595
State income taxes, net	4,303	1,040	4,576
Domestic manufacturers deduction	(3,810)	(2,860)	(3,596)
Reversal of outside basis in equity investment-Delta Egg	(3,295)	-	-
Non-taxable remeasurement gain upon consolidation of Delta Egg	(1,392)	-	-
Tax exempt interest income	(143)	(76)	(267)
Other, net	(63)	372	(198)
	$52,035	$24,807	$49,110

Federal and state income taxes of $41.6 million, $42.7 million, and $27.1 million were paid in fiscal years 2014, 2013, and 2012, respectively. Federal and state income taxes of zero, $12,000, and $510,000 were refunded in fiscal years 2014, 2013, and 2012, respectively.

We had no significant unrecognized tax benefits at June 1, 2013 or at June 2, 2012. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal year 2010 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Other Matters

The carrying amounts in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s long-term debt is estimated to be $61.8 million.  The fair value for long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates.  The Company maintains all of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $1.6 million at May 31, 2014.  The Company is a party to no other market risk sensitive instruments requiring disclosure.

14. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $3.3 million at May 31, 2014.  These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

 The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On February 28, 2014, the Court entered an order granting preliminary approval of the Company’s previously-reported settlement of these cases, conditionally certifying the class for settlement purposes and approving the Notice Plan submitted by the parties.  The Court will hold a final fairness hearing on the settlement on September 18, 2014.  All proceedings against the Company in the direct purchaser putative class action are stayed pending the Court’s final approval of the Company’s settlement.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  On February 10-12, 2015, the Court will hold a hearing on the indirect purchaser plaintiffs’ motion for class certification.

 The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases.  The deadline for parties to file dispositive motions is July 2, 2015.

On May 6, 2014, the Company agreed in principle to settle all claims brought by the four plaintiffs in one of the non-class cases pending in the United States District Court for the Eastern District of Pennsylvania.  Winn-Dixie Stores, Inc.; Roundy’s Supermarkets, Inc.; C&S Wholesale Grocers, Inc.; and H.J. Heinz Company, L.P. v. Michael Foods, Inc., et al., Case No. 2:11-cv-00510-GP.  The parties are still in the process of finalizing their formal settlement papers.  The terms of the settlement are confidential.  The Company is settling this case for an amount and on terms that are not expected to have a material impact on the Company’s results of operations.

On March 3, 2014, all claims against the Company in the Kansas state court case styled as Associated Wholesale Grocers, Inc., et al., v. United Egg Producers, et al., No. 10-CV-2171, were dismissed with prejudice.  The Company entered into a confidential settlement agreement settling this case for an amount and on terms that are not expected to have a material impact on the Company’s results of operations.

Allegations in Each Case. In all of the cases described above, the plaintiffs allege that the Company and certain other large domestic egg producers conspired to reduce the domestic supply of eggs in a concerted effort to raise the price of eggs to artificially high levels.  In each case, plaintiffs allege that all defendants agreed to reduce the domestic supply of eggs by: (a) agreeing to limit production; (b) manipulating egg exports; and (c) implementing industry-wide animal welfare guidelines that reduced the number of hens and eggs.

Both groups of named plaintiffs in the putative class actions seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Although both groups of named plaintiffs in the putative class actions allege a class period starting on January 1, 2000 and running “through the present,” the Court’s ruling on the statute of limitations, described above, alters the period for which damages are available.  In the direct purchaser putative class action, the Court ruled that the plaintiffs cannot recover damages allegedly incurred prior to September 24, 2004.  In the indirect purchaser putative class action, the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The direct purchaser putative class actions allege two separate sub-classes – one for direct purchasers of shell eggs and one for direct purchasers of egg products.  The direct purchaser putative class actions seek relief under the Sherman Act.  The indirect purchaser putative class actions seek injunctive relief under the Sherman Act and damages under the statutes and common-law of various states and the District of Columbia.

Five non-class cases remain pending against the Company (not counting the case in which the Company is finalizing formal settlement papers).  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, and scheduling.  The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases).

The Company intends to continue to defend the remaining cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlements described above, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation.  At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases.  Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

 Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility.  The Company has reached an agreement in principle with the EPA and the MDEQ to settle all claims related to the Edwards, Mississippi facility only.  The terms and conditions of the proposed settlement related only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Except for the “Note Payable-Texas Egg Products, LLC,” fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. We believe cost approximates fair value for the “Note Payable-Texas Egg Products, LLC.” Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. There is no readily available market data for the “Note Payable-Texas Egg Products, LLC.” The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):

	May 31, 2014		June 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.00 – 6.80% Notes payable	$52,676	$53,387	$54,239	$56,237
Series A Senior Secured Notes at 5.45%	8,417	8,396	10,524	10,636
Note payable-Texas Egg Products, LLC (payable to non-affiliate equity members)	- -	-	257	257
	$61,093	$61,783	$65,020	$67,130

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 31, 2014 and June 1, 2013 (in thousands):

	May 31, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$75,847	$-	$75,847
US government obligations	-	4,061	-	4,061
Corporate bonds	-	102,685	-	102,685
Commercial paper	-	3,930	-	3,930
Certificates of deposit	-	351	-	351
Variable rate demand notes	-	2,000	-	2,000
Government agency bonds	-	4,798	-	4,798
Foreign government obligations	-	1,066	-	1,066
Mutual Funds*	1,451	-	-	1,451
Total available-for-sale securities at fair value	1,451	194,738	-	196,189
Commodity contracts	-	1,255	-	1,255
Total assets measured at fair value	$1,451	$195,993	$-	$197,444

Contingent consideration	-	-	2,985	2,985
Total liabilities measured at fair value	$-	$-	$2,985	$2,985

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

	June 1, 2013
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$61,195	$-	$61,195
US government obligations	-	12,377	-	12,377
Corporate bonds	-	64,383	-	64,383
Certificates of deposit	-	12,285	-	12,285
Government agency bonds	-	7,664	-	7,664
Mutual Funds*	1,026	-	-	1,026
Total assets measured at fair value	$1,026	$157,904	$-	$158,930

Contingent consideration	-	-	1,250	1,250
Total liabilities measured at fair value	$-	$-	$1,250	$1,250

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, time deposits, U.S. government obligations, government agency bonds, taxable municipal bonds,  tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 – Acquisitions).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During fiscal 2014 we recognized a $4.4 million loss resulting from the increase in fair value of the contingent consideration, compared to fiscal 2013 when we recognized a $1.3 million gain.  Both the gain and loss were recognized in earnings as a reduction and increase, respectively, of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations for fiscal 2014 were as follows (in thousands):

Year ended
May 31, 2014
Balance at beginning of year	$1,250
Liabilities recognized at acquisition date	-
(Gains)/Losses recognized in earnings	4,359
Payments	(2,624)
Balance at end of year	$2,985

17.   Available-for-Sale Securities - Classified as Current Assets

Available-for-sale securities classified as current assets consisted of the following (in thousands):

	May 31, 2014
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
State municipal bonds	$ 75,659	$ 188	$ -	$ 75,847
US government obligations	4,056	5	-	4,061
Corporate bonds	102,587	98	-	102,685
Commercial paper	3,927	3	-	3,930
Certificates of deposit	350	1	-	351
Variable rate demand notes	2,000	-	-	2,000
Government agency bonds	4,791	7	-	4,798
Foreign government obligations	1,064	2	-	1,066
Total current available-for-sale securities	$ 194,434	$ 304	$ -	$ 194,738

Mutual funds*	999	452	-	1,451
Total noncurrent available-for-sale securities	$ 999	$ 452	$ -	$ 1,451

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

	June 1, 2013
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
State municipal bonds	$ 61,124	$ 71	$ -	$ 61,195
US government obligations	12,378	-	1	12,377
Corporate bonds	64,406	-	23	64,383
Certificates of deposit	12,280	5	-	12,285
Government agency bonds	7,659	5	-	7,664
Total current available-for-sale securities	$ 157,847	$ 81	$ 24	$ 157,904

Mutual funds*	721	305	-	1,026
Total noncurrent available-for-sale securities	$ 721	$ 305	$ -	$ 1,026

*The mutual funds are classified as long term and are a part of “other investments” in the Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $108.1 million, $188.1 million, and $115.8 million during fiscal 2014, 2013, and 2012, respectively. Gross realized gains on those sales during fiscal 2014, 2013, and 2012 were $8,000, $24,000, and $24,000, respectively. Gross realized losses on those sales during fiscal 2014, 2013, and 2012 were $2,000, $676,000, and $825,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding gains (losses) net of tax on available-for-sale securities classified as current in the amount of $149,000, $256,000, and $98,000 for the years ended May 31, 2014, June 1, 2013, and June 2, 2012, respectively, have been included in accumulated other comprehensive income (loss).  Unrealized holding gains net of tax on long term available-for-sale securities in the amount of $90,000 and $186,000 for the years ended May 31, 2014 and June 1, 2013 have been included in other comprehensive income (loss).

Contractual maturities of available-for-sale debt securities at May 31, 2014, are as follows (in thousands):

Estimated Fair Value
Within one year	$ 88,944
After 1-5 years	105,794
After 5-10 years	-

$ 194,738

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

18.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$319,528	$354,275	$395,522	$371,582
Gross profit	44,911	74,667	91,895	91,291
Net income attributable to Cal-Maine Foods, Inc.	8,756	26,106	42,853	31,492
Net income per share:
Basic	$0.36	$1.09	$1.78	$1.31
Diluted	$0.36	$1.08	$1.77	$1.30

	Fiscal Year 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter*
Net sales	$272,928	$328,870	$360,373	$325,933
Gross profit	44,715	51,298	67,047	51,489
Net income attributable to Cal-Maine Foods, Inc.	9,415	14,290	30,551	(3,833)
Net income per share:
Basic	$0.39	$0.60	$1.27	$(0.16)
Diluted	$0.39	$0.60	$1.27	$(0.16)

*Fourth quarter fiscal 2013 results include a legal settlement expense of $17.0 million, or $0.71 per basic share, after tax (see Note 14).

19. Distribution from Unconsolidated Subsidiary

In April 2012 EB entered into a joint venture with LOL whereby EB contributed substantially all of its assets into a new limited liability company, EBLLC, in which LOL purchased a 50% ownership interest for approximately $126.1 million (the “Purchase Price”) and the license of the LOL trademarks to the EBLLC.  The this joint venture combines EB’s and LOL’s specialty shell egg businesses in order to market and sell both Egg-land’s Best®  branded specialty eggs and Land O’ Lakes® branded specialty eggs.  EB distributed the proceeds from the sale of the 50% interest to LOL to the EB members pursuant to EB’s articles of incorporation and bylaws on a patronage basis, subject to EB retaining funds to pay transaction costs.

In the fourth fiscal quarter of 2012, Cal-Maine received $38.3 million in proceeds from the above described transaction and Specialty Eggs, LLC (50% equity method investee of Cal-Maine) received $8.9 million.  For cash flow statement purposes, we evaluated the specific distribution to Cal-Maine on a stand-alone basis to determine the appropriate classification of the proceeds.  Since the entire proceeds effectively represent the sale of a 50% interest in the assets and business of EB, the entire amount was reported as an investing cash flow for fiscal 2012.

Since we account for our investment in EB under the cost method, the specific distribution to Cal-Maine was recorded as income in the fourth quarter of fiscal 2012.  In accordance with the equity method, we recorded 50% of the distribution to Specialty Egg, LLC as a component of equity in income of affiliates.

20. Derivative Financial Instruments

The Company holds commodity futures contracts in the form of call options, the cost of which is paid for by customers, to protect against increases in the price of corn and soybean meal purchases required to support that portion of its shell egg production sold on a cost of production formula.  The contracts are generally for durations of less than six months.  The Company elected to mark the unrealized changes in derivative instrument fair value to market; however, the net realized cost of these contracts is paid by customers, so there is no net impact to the Company’s Consolidated Statement of Income.  The fair value of all derivative instruments outstanding is included as a component of “Prepaid Expenses and Other Current Assets” on the Consolidated Balance Sheets as follows (in thousands):

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	3,450	bushels	$ 285
Soybean meal	36	tons	$ 970

21. Subsequent Event

On July 25, 2014, the Company announced it had formed a joint venture, Southwest Specialty Eggs, LLC, with Hickman’s Egg Ranch.  Southwest Specialty Eggs, LLC has acquired the Egg-land’s Best® franchise for the state of Arizona with exclusive licensing agreements for the sale of Egg-land’s Best® specialty eggs, Land O’ Lakes® branded specialty eggs and other premium brands.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 2014, June 1, 2013, and June 2, 2012

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended May 31, 2014
Allowance for doubtful accounts	$771	$(323)	$18	$430

Year ended June 1, 2013
Allowance for doubtful accounts	$589	$1,410	$1,228	$771

Year ended June 2, 2012
Allowance for doubtful accounts	$686	$849	$946	$589

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 31, 2014 at the reasonable assurance level.

Internal Control Over Financial Reporting

(a)Management’s Report on Internal Control Over Financial Reporting

The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308 of the Securities and Exchange Commission’s Regulation S-K, the report of management on our internal control over financial reporting.

1.Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, together with other financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

2.Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2014.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.Management has determined that our internal control over financial reporting as of May 31, 2014 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 28, 2014 expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas

July 28, 2014

 (c)Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of May 31, 2014, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2014 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2014 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER   MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2014 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2014 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

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

10.10*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.11*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
10.12*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012).
10.13**	Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan
21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 28, 2014 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 28, 2014).
101.INS***+	XBRL Instance Document Exhibit

101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement

**Filed herewith as an Exhibit

***Furnished herewith as an Exhibit

+Submitted electronically with this Annual Report on Form 10-K

The Company has not filed instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

(c)Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 78. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this 28th day of July 2014.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	July 28, 2014
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	July 28, 2014
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 28, 2014
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	July 28, 2014
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 28, 2014
Letitia C. Hughes

/s/ James E. Poole	Director	July 28, 2014
James E. Poole

/s/ Steve W. Sanders	Director	July 28, 2014
Steve W. Sanders