Form 10-Q
period 2014-08-30
CAL-MAINE FOODS INC
filed 2014-09-29
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2014

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number:  000-04892

CAL-MAINE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3320 Woodrow Wilson Avenue, Jackson, Mississippi  39209

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

Large Accelerated filer ☑	Accelerated filer ☐
Non – Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                 Yes ☐   No  ☑

There were 21,790,827 shares of Common Stock, $0.01 par value, and 2,400,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 26, 2014.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED AUGUST 30, 2014

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 30, 2014	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,552	$14,521
Investment securities available-for-sale	196,427	194,738
Trade receivables (less allowance for doubtful accounts of $496 at August 30, 2014 and $430 at May 31, 2014) and other receivables	89,762	87,516
Inventories	144,626	146,117
Prepaid expenses and other current assets	4,240	2,501
Total current assets	449,607	445,393

Property, plant and equipment, net	326,390	314,935
Goodwill	29,196	29,196
Other investments	9,833	6,786
Other intangible assets	9,695	10,423
Other long-lived assets	4,585	4,717
Notes receivable – noncurrent	52	211
TOTAL ASSETS	$829,358	$811,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$73,244	$69,937
Accrued dividends payable	9,218	10,497
Current maturities of long-term debt	10,116	10,216
Deferred income taxes	30,297	30,451
Total current liabilities	122,875	121,101

Long-term debt, less current maturities	48,352	50,877
Other noncurrent liabilities	4,394	4,436
Deferred income taxes	39,941	40,502
Total liabilities	215,562	216,916

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share:
Authorized shares – 60,000
Issued 35,130 shares and 21,791 shares outstanding at
August 30, 2014 and 21,781 at May 31, 2014, respectively	351	351
Class A common stock, $0.01 par value per share, authorized, issued and
outstanding 2,400 shares at August 30, 2014 and May 31, 2014	24	24
Paid-in capital	40,984	40,476
Retained earnings	591,310	572,874
Accumulated other comprehensive income, net of tax	551	561
Common stock in treasury at cost – 13,340 shares at August 30, 2014
and 13,350 at May 31, 2014, respectively	(20,437)	(20,453)
Total Cal-Maine Foods, Inc. stockholders’ equity	612,783	593,833
Noncontrolling interests in consolidated entities	1,013	912
Total stockholders’ equity	613,796	594,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,358	$811,661

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended
	August 30, 2014	August 31, 2013
Net sales	$356,944	$319,528
Cost of sales	275,843	274,617
Gross profit	81,101	44,911
Selling, general, and administrative expense	39,938	33,841
Operating income	41,163	11,070
Other income (expense):
Interest expense, net	(534)	(796)
Royalty income	572	1,864
Patronage dividends	237	-
Equity in income of affiliates	310	290
Other	1,038	1,353
	1,623	2,711

Income before income taxes and noncontrolling interest	42,786	13,781
Income tax expense	14,601	4,883
Net income before noncontrolling interest	28,185	8,898
Less: Net income attributable to noncontrolling interest	530	142
Net income attributable to Cal-Maine Foods, Inc.	$27,655	$8,756

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.15	$0.36
Diluted	$1.14	$0.36
Dividends per common share	$0.381	$0.068
Weighted average shares outstanding:
Basic	24,065	24,039
Diluted	24,199	24,131

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended
	August 30, 2014	August 31, 2013
Net income, including noncontrolling interests	$28,185	$8,898

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(16)	(76)

Other comprehensive loss, before tax	(16)	(76)

Income tax benefit related to items of other comprehensive income	(6)	(30)

Other comprehensive loss, net of tax	(10)	(46)

Comprehensive income	28,175	8,852

Less: comprehensive income attributable to the noncontrolling interest	530	142

Comprehensive income attributable to Cal-Maine Foods, Inc.	$27,645	$8,710

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	August 30, 2014	August 31, 2013
Operating activities:
Net income including noncontrolling interest	$28,185	$8,898
Depreciation and amortization	9,123	8,893
Other adjustments, net	649	(26,157)
Net cash provided by (used in) operations	37,957	(8,366)

Investing activities:
Purchase of investments	(43,709)	(13,181)
Sales of investments	41,926	29,200
Investment in Southwest Specialty, LLC	(3,010)	-
Purchases of property, plant and equipment	(20,524)	(11,455)
Payments received on notes receivable and from affiliates	745	3,726
Net proceeds from disposal of property, plant and equipment	86	22
Net cash provided by (used in) investing activities	(24,486)	8,312

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	60	219
Distributions to noncontrolling interests	(429)	-
Principal payments on long-term debt	(2,625)	(2,726)
Payments of dividends	(10,446)	-
Net cash used in financing activities	(13,440)	(2,507)
Net change in cash and cash equivalents	31	(2,561)

Cash and cash equivalents at beginning of period	14,521	24,984
Cash and cash equivalents at end of period	$14,552	$22,423

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 30, 2014

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen weeks ended August 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 30, 2015.

The condensed consolidated balance sheet at May 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 31, 2014. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 30, 2014 and August 31, 2013 was $635,000 and $241,000, respectively.  Liabilities associated with Stock Appreciation Rights (“SARs”) as of August 30, 2014 and May 31, 2014 were $1.3 million and $1.1 million, respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.  Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 30, 2014 was $3.8 million, and will be recorded over a weighted average period of 1.9 years.  Refer to Note 11 of our May 31, 2014 audited financial statements for further information on our stock compensation plans.

Index

A summary of the Company’s restricted shares activity for the thirteen weeks ended August 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 31, 2014	122,600	$47.43
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, August 30, 2014	122,600	$47.43

3.   Inventories

Inventories consisted of the following (in thousands):

	August 30, 2014	May 31, 2014
Flocks	$93,734	$90,152
Eggs	11,809	11,747
Feed and supplies	39,083	44,218
	$144,626	$146,117

4.   Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with banks totaling $3.3 million at August 30, 2014.  These LOCs are collateralized with cash.  The cash collateralizing the LOCs is included in the line item “Other long-lived assets” in the Condensed Consolidated Balance Sheets.  The outstanding LOCs are for the benefit of certain insurance companies.  None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions.  If the Company’s assessment of a contingency indicates it is probable a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements.    If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the possible loss or range of possible loss will be disclosed, or a statement will be made that such an estimate cannot be made.

These legal actions are discussed in detail at Part II, Item 1, of this report.

Index

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

	13 Weeks Ended
	August 30, 2014	August 31, 2013
Net income attributable to
Cal-Maine Foods, Inc.	$27,655	$8,756

Basic weighted-average common shares	24,065	24,039

Effect of dilutive securities:
Restricted shares	123	63
Common stock options	11	29
Dilutive potential common shares	24,199	24,131

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$1.15	$0.36
Diluted	$1.14	$0.36

Index

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

In the fourth quarter of fiscal 2013 the Company reported a net loss attributable to Cal-Maine Foods, Inc. of $3.8 million.  As a result total dividends paid for the thirteen weeks ended August 31, 2013 are calculated only on net income attributable to Cal-Maine Foods, Inc. in excess of $3.8 million.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	August 30, 2014	August 31, 2013
Net income attributable to Cal-Maine Foods, Inc.	$27,655	$8,756
Fourth quarter fiscal 2013 loss	-	(3,833)
Net income available for dividend calculation	27,655	4,923

1/3 of net income attributable to Cal-Maine Foods, Inc. available and accrued for dividend	9,218	1,642

Common stock outstanding (shares)	21,791	21,708
Class A common stock outstanding (shares)	2,400	2,400
Total common stock outstanding (shares)	24,191	24,108

Dividends per common share*	$0.381	$0.068

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares)

Index

7. Derivative Financial Instruments

The Company holds commodity futures contracts in the form of call options, the cost of which is paid for by certain customers, to protect against increases in the price of corn and soybean meal purchases required to support that portion of its shell egg production sold on a cost of production formula.  The contracts are generally for durations of less than six months.  The Company marks the unrealized changes in the derivative instrument’s fair value to market; however, the net realized cost of these contracts is paid by certain customers, so there is no net impact to the Company’s Consolidated Statements of Income.  The fair value of all derivative instruments outstanding is included as a component of “Prepaid Expenses and Other Current Assets” on the Condensed Consolidated Balance Sheets as follows:

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	2,780,000	bushels	$ 139,000
Soybean meal	29,200	tons	$ 134,000

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

	August 30, 2014		May 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.45 – 6.4% Notes payable	$50,578	$51,205	$52,676	$53,387
Series A Senior Secured Notes at 5.45%	7,890	7,869	8,417	8,396
	$58,468	$59,074	$61,093	$61,783

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of August 30, 2014 and May 31, 2014:

	August 30, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$73,564	$-	$73,564
US government obligations	-	3,757	-	3,757
Corporate bonds	-	107,328	-	107,328
Commercial paper	-	3,246	-	3,246
Certificates of deposit	-	250	-	250
Foreign government obligations	-	1,060	-	1,060
Government agency bonds	-	4,222	-	4,222
Variable rate demand notes	-	3,000	-	3,000
Mutual funds*	1,481	-	-	1,481
Total available-for-sale securities at fair value	1,481	196,427	-	197,908
Commodity contracts	-	273	-	273
Total assets measured at fair value	$1,481	$196,700	$-	$198,181

Contingent consideration	-	-	3,224	3,224
Total liabilities measured at fair value	$-	$-	$3,224	$3,224

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

	May 31, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$75,847	$-	$75,847
US government obligations	-	4,061	-	4,061
Corporate bonds	-	102,685	-	102,685
Commercial paper	-	3,930		3,930
Certificates of deposit	-	351	-	351
Foreign government obligations	-	1,066		1,066
Government agency bonds	-	4,798	-	4,798
Variable rate demand notes	-	2,000	-	2,000
Mutual funds*	1,451	-	-	1,451
Total available-for-sale securities at fair value	1,451	194,738	-	196,189
Commodity contracts	-	1,255		1,255
Total assets measured at fair value	$1,451	$195,993	$-	$197,444

Contingent consideration	$-	$-	$2,985	$2,985
Total liabilities measured at fair value	$-	$-	$2,985	$2,985

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, United States government obligations, foreign government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, corporate bonds, commercial paper and variable rate demand notes. We classify these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Our commodity contracts consist of futures contracts in the form of call options, the cost of which is paid for by certain customers, to protect against increases in the price of corn and soybean meal.  Observable inputs for these securities are current and forward commodity market prices on active exchanges.

Index

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the thirteen weeks ended August 30, 2014 we recognized $239,000 in expense resulting from the increase in fair value of the contingent consideration.  This expense was recognized in earnings as an increase of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations were as follows (in thousands):

Thirteen weeks ended August 30, 2014
Balance at May 31, 2014	$2,985
(Gains)/Losses recognized in earnings	239
Actual payments made	-
Balance at August 30, 2014	$3,224

9.   Available-for-Sale Securities

The following represents the Company’s available-for-sale securities as of August 30, 2014 and May 31, 2014 (in thousands):

	August 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$73,363	$201	$-	$73,564
US government obligations	3,755	2	-	3,757
Corporate bonds	107,327	1	-	107,328
Commercial paper	3,246	-	-	3,246
Certificates of deposit	250	-	-	250
Foreign government obligations	1,059	1	-	1,060
Government agency bonds	4,218	4	-	4,222
Variable rate demand notes	3,000	-	-	3,000
Total available-for-sale securities	$196,218	$209	$-	$196,427

Mutual Funds*	952	529	-	1,481
Total noncurrent available-for-sale securities	$952	$529	$-	$1,481

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

	May 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$75,659	$188	$-	$75,847
US government obligations	4,056	5	-	4,061
Corporate bonds	102,587	98	-	102,685
Commercial paper	3,927	3	-	3,930
Certificates of deposit	350	1	-	351
Foreign government obligations	1,064	2	-	1,066
Government agency bonds	4,791	7	-	4,798
Variable rate demand notes	2,000	-	-	2,000
Total current available-for-sale securities	$194,434	$304	$-	$194,738

Mutual Funds*	999	452	-	1,451
Total noncurrent available-for-sale securities	$999	$452	$-	$1,451

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $41.9 million and $29.2 million during the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively. Gross realized gains on those sales during the thirteen weeks ended August 30, 2014 and August 31, 2013 were $34,000 and zero, respectively.  Gross realized losses on those sales during the thirteen weeks ended August 30, 2014 and August 31, 2013 were $4,000 and $2,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding losses net of tax on available-for-sale securities were $10,000 and $46,000 for the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively.    The unrealized holding gains net of tax have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at August 30, 2014, are as follows (in thousands):

Estimated Fair Value
Within one year	$78,014
After 1-5 years	118,413
After 5-10 years	-
Total	$196,427

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Index

10.   Financial Statement Impact of Fires

In the second quarter of fiscal 2014, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2014, the Company’s Shady Dale, Georgia complex was damaged by fire.  The fire destroyed two pullet houses.  The Company expects to receive a net of $2.0 million from insurance carriers as full settlement of these claims, after payment of $720,000 in deductibles and coinsurance.  During the thirteen weeks ended August 30, 2014, the Company recorded proceeds received for business interruption losses of $60,000 as a reduction to “Cost of sales” and a gain on the property damage claim of $886,000 which was recorded in “Other income (expense)”.  The remainder of the insurance proceeds, $1.0 million, was used to reimburse the Company for the book value of damaged property written off and other out of pocket expenses. As of August 30, 2014, the Company had received $1.4 million and had recorded a receivable for the remaining $599,000.

11.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended August 30, 2014  (in thousands):

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 31, 2014	$351	$24	$(20,453)	$40,476	$561	$572,874	$912	$594,745
Dividends*	-	-	-	-	-	(9,219)	-	(9,219)
Other comprehensive loss, net of tax	-	-	-	-	(10)	-	-	(10)
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(429)	(429)
Proceeds from stock option exercise	-	-	16	44	-	-	-	60
Restricted stock compensation	-	-	-	464	-	-	-	464
Net income	-	-	-	-	-	27,655	530	28,185
Balance at August 30, 2014	$351	$24	$(20,437)	$40,984	$551	$591,310	$1,013	$613,796

  * Dividends are calculated as 1/3 of net income after prior period loss (includes adjustment for actual dividends paid based on accrual from previous period).

12.   Other Matters

On July 25, 2014, the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to authorize an additional 60,000,000 shares of common stock and an additional 2,400,000 shares of Class A common stock.  The primary purpose of the amendment is to provide a sufficient number of authorized shares in order to effect a 2-for-1 stock split of the Company’s common stock and Class A common stock.  The amendment was submitted to a vote of the Company’s stockholders to be held at the Company’s annual meeting of stockholders on October 3, 2014.  A proxy statement for the annual meeting was mailed on August 29, 2014.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (female chickens, usually less than 20 weeks of age), layers (mature female chickens) and breeders (male or female birds used to produce fertile eggs hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to market egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest in the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.  Current United States Department of Agriculture (“USDA”) reports indicate the national laying flock is at a record high level, which could increase the future egg supply and put downward pressure on egg prices.  Additionally, there is uncertainty in the industry surrounding the pending implementation of California’s Proposition 2

Index

and Assembly Bill 1437, which relate to egg production standards, including minimum cage space, for eggs sold in that state.   While our egg sales in California have not been material to date, the new rules could impact future sales in California, and could also affect egg production and supply, and therefore increase or decrease prices, throughout the country.  This legislation is effective January 1, 2015, and lawsuits have been filed challenging the legislation.  We continue to monitor the effects of this legislation and how it could impact our business.

For the quarter ended August 30, 2014, we produced approximately 76% of the total number of shell eggs we sold.  Approximately 5% of such production was provided by contract producers.  Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 24% of the shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs.  Feed costs averaged about 64% and 68% of our total farm egg production cost for the thirteen weeks ended August 30, 2014 and August 31, 2013.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop should increase available supplies for both corn and soybean meal for the remainder of fiscal year 2015.  However, we continue to pay relatively high basis levels for soybean meal and expect this trend to continue until the fall harvest is in and supplies are replenished.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended
	August 30, 2014	August 31, 2013
Net sales	100.0%	100.0%
Cost of sales	77.3	85.9
Gross profit	22.7	14.1
Selling, general, and administrative expense	11.2	10.6
Operating income	11.5	3.5
Other income (expense):
Interest expense, net	(0.2)	(0.3)
Royalty income	0.2	0.6
Patronage dividends	0.1	0.0
Equity in income of affiliates	0.1	0.1
Other	0.3	0.4
	0.5	0.8

Income before income taxes and noncontrolling interest	12.0	4.3
Income tax expense	4.1	1.5
Net income before noncontrolling interest	7.9	2.8
Less: Net income attributable to noncontrolling interest	0.2	0.1
Net income attributable to Cal-Maine Foods, Inc.	7.7%	2.7%

Index

NET SALES

Approximately 96% of our net sales consist of shell egg sales and approximately 4% was egg products.  Net sales for the thirteen weeks ended August 30, 2014 were $356.9 million, an increase of $37.4 million, or 11.7%, compared to net sales of $319.5 million for the thirteen weeks ended August 31, 2013.  Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2014.  Dozens sold for the first quarter of fiscal year 2015 were 251.7 million, an increase of 9.1 million, or 3.8%, compared to 242.5 million for the first quarter of fiscal 2014.  Our net average selling price per dozen of shell eggs for the thirteen weeks ended August 30, 2014 was $1.354, compared to $1.253 for the thirteen weeks ended August 31, 2013, an increase of 8.1%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended
(Amounts in thousands)	August 30, 2014		August 31, 2013
Total net sales	$356,944		$319,528

Non-specialty shell egg sales	$238,500	69.3%	$216,840	71.0%
Specialty shell egg sales	92,130	26.8%	75,215	24.6%
Co-pack specialty shell egg sales	10,137	3.0%	11,954	3.9%
Other	2,707	0.8%	1,420	0.5%
Net shell egg sales	$343,474	100.0%	$305,429	100.0%

Net shell egg sales as a percent of total net sales	96%		96%

Non-specialty shell egg dozens sold	199,261	79.2%	197,188	81.3%
Specialty shell egg dozens sold	47,232	18.8%	39,177	16.2%
Co-pack specialty shell egg dozens sold	5,191	2.1%	6,184	2.5%
Total dozens sold	251,684	100.0%	242,549	100.0%

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.

Specialty shell eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continue to make up a significant portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended August 30, 2014, specialty shell egg dozens sold increased approximately 20.6% and the average selling price increased 1.6% to $1.95 from $1.92 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 5.2 million and 6.2 million dozen for the August 30, 2014 and August 31, 2013, respectively.  These dozens were previously reported under non-specialty shell egg sales.

Index

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the first quarter of fiscal 2015, egg product sales were $13.2 million, an increase of $3.5 million, or 36.1%, compared to $9.7 million for the same period of 2014. Pounds sold for the first quarter of fiscal year 2015 were 12.9 million pounds, a increase of 545,000 pounds, or 4.4%, compared to 12.4 million pounds for the first quarter of fiscal year 2014.  The increase in sales volume for the thirteen weeks ended August 30, 2014 is combined with significantly higher market prices for liquid whole eggs and egg whites due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended
(Amounts in thousands)	August 30, 2014	August 31, 2013	Percent Change
Cost of Sales:
Farm production	$140,107	$140,035	0.1%
Processing and packaging	39,941	36,377	9.8%
Outside egg purchases and other (including effect of inventory valuation)	86,954	89,751	(3.1)%
Total shell eggs	267,002	266,163	0.3%
Egg products	8,625	7,888	9.3%
Other	216	566	(61.8)%
Total	$275,843	$274,617	0.4%

Farm production cost (cost per dozen produced)
Feed	$0.48	$0.54	(11.1)%
Other	0.27	0.26	3.8%
Total	$0.75	$0.80	(6.3)%

Outside egg purchases (average cost per dozen)	$1.34	$1.25	7.3%

Dozen Produced	192,216	179,727	6.9%
Dozen Sold	251,684	242,549	3.8%

Cost of sales for the first quarter of fiscal 2015 was $275.8 million, an increase of $1.2 million, or 0.4%, compared to cost of sales of $274.6 million for the first quarter of fiscal 2014.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced.  Feed cost per dozen for the fiscal 2015 first quarter was $0.484, compared to $0.544 per dozen for the comparable fiscal 2014 quarter, a decrease of 11%.  The decrease in feed costs and the increased average customer selling price increased gross profit margin to 22.7% from 14.1% of net sales for the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
(Amounts in thousands)	August 30, 2014	August 31, 2013	Change
Stock compensation expense	$635	$241	$394
Specialty egg expense	13,639	10,002	3,637
Payroll and overhead	7,406	6,616	790
Other expenses	6,791	6,935	(144)
Delivery expense	11,467	10,047	1,420
Total	$39,938	$33,841	$6,097

Selling, general, and administrative expense for the thirteen weeks ended August 30, 2014 was $39.9 million, an increase of 18.0%, compared to $33.8 million for the thirteen weeks ended August 31, 2013.  Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period.  For stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such arrangements to stock compensation expense.  A 20.6% increase in specialty shell egg dozens sold combined with an increase in franchisor’s fee schedules for advertising promotions and franchise fees resulted in a 36% increase in specialty egg expense for the first quarter of fiscal 2015 compared to the same period of fiscal 2014.  As a percentage of net sales, payroll and overhead was 2.1% for both periods and delivery expense was 3.2% and 3.1%, for the first quarter of fiscal 2015 and 2014, respectively.

OPERATING INCOME

As a result of the above, operating income was $41.2 million for the first quarter of fiscal 2015, compared to $11.1 million for the fiscal 2014 first quarter.  Operating income as a percent of net sales was 11.5% for the first quarter of fiscal 2015, compared to 3.5% for the first quarter of fiscal 2014.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended August 30, 2014 was $1.6 million, a decrease of $1.1 million, compared to $2.7 million for the thirteen weeks ended August 31, 2013.  As a percent of net sales, other income was 0.5% and 0.8% for the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively.

Net interest expense decreased $262,000 compared to the first quarter of fiscal 2014 primarily due to an increase in interest income on available for sale securities and reduction of Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $572,000 for the thirteen weeks ended August 30, 2014, a decrease of $1.3 million primarily due to declining well production, compared to $1.9 million in the same period of fiscal 2014.

            INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $42.3 million for the thirteen weeks ended August 30, 2014, compared to $13.6 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $14.6 million was recorded, with an effective tax rate of 34.6%, compared to $4.9 million, with an effective rate of 35.8%, for last year’s comparable thirteen-week period.

Index

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended August 30, 2014, net income attributable to noncontrolling interest was $530,000, compared to $142,000 for the same thirteen-week period of fiscal 2014.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended August 30, 2014 was $27.7 million, or $1.15 per basic share and $1.14 per diluted share, compared to net income of $8.8 million, or $0.36 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 30, 2014 was $326.7 million, compared to $324.3 million at May 31, 2014. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.66 at August 30, 2014, compared with 3.68 at May 31, 2014. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.3 million in outstanding standby letters of credit, which are collateralized by cash. Our long-term debt at August 30, 2014, including current maturities, amounted to $58.5 million, compared to $61.1 million at May 31, 2014. Refer to Note 9 of our May 31, 2014 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended August 30, 2014, $38.0 million in net cash was provided by operating activities, an increase of $46.3 million, compared to net cash used in operations of $8.4 million for the comparable period in fiscal 2014.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations, as well as the impact on the first quarter of fiscal 2014 of the payment of the $28.0 million legal settlement described in Note 14 of our May 31, 2014 audited financial statements.

For the thirteen weeks ended August 30, 2014,  approximately $41.9 million was provided from the sale of short-term investments and  $43.7 million was used to purchase short-term investments.  We used $3.0 million in investment in our previously disclosed Southwest Specialty, LLC joint venture.  Approximately $20.5 million was used to purchase property, plant and equipment, including construction projects which are discussed in detail below.  We used approximately $2.6 million for principal payments on long-term debt and $10.4 million for payment of dividends.  These activities resulted in a cash increase of approximately $31,000 since May 31, 2014.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 30, 2014, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  In addition, with the fiscal 2014 acquisition of Delta Egg, we assumed certain debt ($6.1 million as of August 30, 2014, due in fiscal 2019) that contains restrictive covenants.  We are in compliance with those covenants at August 30, 2014.

Index

The following table represents material construction projects currently approved:

Location	Project	Projected Completion	Projected Cost	Spent as of August 30, 2014	Remaining Projected Cost
Dade City, FL	Refurbish Pullet Houses	Completed	$7,815	$7,815	$-
Okeechobee, FL	Layer House Expansions	January 2015	12,400	5,680	6,720
South Texas	Cage Free Layer & Pullet Houses	Dec. 2014 - Feb. 2015	51,440	35,625	15,815
Bremen, KY	Cage Free Layer & Pullet Houses	November 2016	16,470	7,480	8,990
Wharton, TX	Layer House Expansions	May 2015	5,910	1,030	4,880
Shady Dale, GA	Pullet Houses	February 2015	3,425	815	2,610
Chase, KS	Organic Facility Expansion	May 2016	17,175	3,205	13,970
			$114,635	$61,650	$52,985

Looking forward to the rest of fiscal 2015, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued during the quarter ended August 30, 2014 that we expect will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 30, 2014 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended August 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended May 31, 2014, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On February 28, 2014, the Court entered an order granting preliminary approval of the Company’s previously-reported settlement of these cases, conditionally certifying the class for settlement purposes and approving the Notice Plan submitted by the parties.  The Court held a final fairness hearing on the settlement on September 18, 2014, but has not yet issued a ruling on the parties’ motion for final approval.  All proceedings against the

Index

Company in the direct purchaser putative class action are stayed pending the Court’s final approval of the Company’s settlement.

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

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases and expert analysis and proceedings are underway.  The deadline for parties to file dispositive motions is July 2, 2015.

On September 4, 2014, nearly six (6) years after the filing of the original cases in these proceedings, Marsh Supermarkets, LLC filed a new case against the Company and certain other defendants asserting substantially the same allegations as were raised in the other non-class cases.  The case was voluntarily dismissed without prejudice by Marsh due to improper filing.   The Company anticipates that this case will be re-filed and intends to seek dismissal of the case and otherwise vigorously defend it.

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

Five non-class cases remain pending against the Company (not counting the case in which the Company is finalizing formal settlement papers and not counting the new Marsh Supermarkets case that may be re-filed soon).  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

Index

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

ITEM 1A.   RISK FACTORS

              There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 31, 2014.

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 29, 2014 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 29, 2014
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: September 29, 2014	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: September 29, 2014	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)