Form 10-Q
period 2014-11-29
CAL-MAINE FOODS INC
filed 2014-12-29
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2014

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

Yes ☐   No  ☑

There were 43,581,654 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of December 26, 2014.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED NOVEMBER 29, 2014

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 29, 2014	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,884	$14,521
Investment securities available-for-sale	191,534	194,738
Trade receivables (less allowance for doubtful accounts of $890 at
November 29, 2014 and $430 at May 31, 2014) and other receivables	118,850	87,516
Inventories	146,529	146,117
Prepaid expenses and other current assets	4,029	2,501
Total current assets	470,826	445,393

Property, plant and equipment, net	339,249	314,935
Goodwill	29,196	29,196
Other investments	15,286	6,786
Other intangible assets	8,989	10,423
Other long-lived assets	4,990	4,717
Notes receivable – noncurrent	52	211
TOTAL ASSETS	$868,588	$811,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,884	$69,937
Accrued dividends payable	12,201	10,497
Current maturities of long-term debt	10,047	10,216
Deferred income taxes	30,617	30,451
Total current liabilities	140,749	121,101

Long-term debt, less current maturities	45,845	50,877
Other noncurrent liabilities	4,391	4,436
Deferred income taxes	38,947	40,502
Total liabilities	229,932	216,916

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share, 120,000 shares authorized, 70,261 shares issued, and 43,582 and 43,562 shares outstanding, at November 29, 2014 and
May 31, 2014, respectively	703	351
Class A common stock, $0.01 par value per share, 4,800 shares authorized,
issued and outstanding at November 29, 2014 and May 31, 2014	48	24
Paid-in capital	41,579	40,476
Retained earnings	615,335	572,874
Accumulated other comprehensive income, net of tax	516	561
Common stock in treasury at cost – 26,679 shares at November 29, 2014
and 26,699 at May 31, 2014, respectively	(20,570)	(20,453)
Total Cal-Maine Foods, Inc. stockholders’ equity	637,611	593,833
Noncontrolling interests in consolidated entities	1,045	912
Total stockholders’ equity	638,656	594,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,588	$811,661

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	$378,617	$354,275	$735,561	$673,803
Cost of sales	285,908	279,608	561,751	554,225
Gross profit	92,709	74,667	173,810	119,578
Selling, general, and administrative expense	37,112	33,809	77,050	67,650
Operating income	55,597	40,858	96,760	51,928
Other income (expense):
Interest expense, net	(477)	(690)	(1,011)	(1,486)
Royalty income	1,452	548	2,024	2,412
Patronage dividends	8	252	245	252
Equity in income of affiliates	335	665	645	955
Other	(406)	(717)	632	636
	912	58	2,535	2,769

Income before income taxes and noncontrolling interest	56,509	40,916	99,295	54,697
Income tax expense	19,648	14,669	34,249	19,552
Net income before noncontrolling interest	36,861	26,247	65,046	35,145
Less: Net income attributable to noncontrolling interest	258	141	788	283
Net income attributable to Cal-Maine Foods, Inc.	$36,603	$26,106	$64,258	$34,862

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.76	$0.54	$1.34	$0.73
Diluted	$0.76	$0.54	$1.33	$0.72
Dividends per common share	$0.252	$0.180	$0.443	$0.214
Weighted average shares outstanding:
Basic	48,136	48,091	48,133	48,084
Diluted	48,404	48,275	48,400	48,268

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

omp

	13 Weeks Ended		26 Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income, including noncontrolling interests	$36,861	$26,247	$65,046	$35,145

Other comprehensive loss, before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(57)	304	(73)	228

Income tax (expense) benefit related to items of other comprehensive income	22	(119)	28	(89)

Other comprehensive income (loss), net of tax	(35)	185	(45)	139

Comprehensive income	36,826	26,432	65,001	35,284

Less: comprehensive income attributable to the noncontrolling interest	258	141	788	283

Comprehensive income attributable to Cal-Maine Foods, Inc.	$36,568	$26,291	$64,213	$35,001

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	November 29, 2014	November 30, 2013
Operating activities:
Net income including noncontrolling interest	$65,046	$35,145
Depreciation and amortization	19,984	18,012
Other adjustments, net	(16,961)	(43,688)
Net cash provided by operations	68,069	9,469

Investing activities:
Purchase of investments	(69,172)	(45,170)
Sales of investments	72,247	52,409
Investment in Southwest Specialty, LLC	(8,160)	-
Purchases of property, plant and equipment	(43,035)	(27,769)
Payments received on notes receivable and from affiliates	783	3,752
Net proceeds from disposal of property, plant and equipment	145	452
Net cash used in investing activities	(47,192)	(16,326)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	60	219
Distributions to noncontrolling interests	(655)	-
Principal payments on long-term debt	(5,201)	(5,653)
Payments of dividends	(19,718)	(1,635)
Net cash used in financing activities	(25,514)	(7,069)
Net change in cash and cash equivalents	(4,637)	(13,926)

Cash and cash equivalents at beginning of period	14,521	24,984
Cash and cash equivalents at end of period	$9,884	$11,058

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

November 29, 2014

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six weeks ended November 29, 2014 are not necessarily indicative of the results that may be expected for the year ending May 30, 2015.

The condensed consolidated balance sheet at May 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On October 31, 2014, the Company effected a 2-for-1 stock split to shareholders of record as of October 17, 2014.  All share and per share information has been retroactively adjusted to reflect the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 31, 2014. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended November 29, 2014 and November 30, 2013 was $1.2 million and $656,000, respectively.  Liabilities associated with Stock Appreciation Rights (“SARs”) as of November 29, 2014 and May 31, 2014 were $1.3 million and $1.1 million, respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.  Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at November 29, 2014 was $3.2 million, and will be recorded over a weighted average period of 1.6 years.  Refer to Note 11 of our May 31, 2014 audited financial statements for further information on our stock compensation plans.

Index

A summary of the Company’s restricted shares activity for the twenty-six weeks ended November 29, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 31, 2014	245,200	$23.71
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, November 29, 2014	245,200	$23.71

3.   Inventories

Inventories consisted of the following (in thousands):

	November 29, 2014	May 31, 2014
Flocks	$91,897	$90,152
Eggs	11,623	11,747
Feed and supplies	43,009	44,218
	$146,529	$146,117

4.   Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with banks totaling $3.3 million at November 29, 2014.  These LOCs are collateralized with cash.  The cash collateralizing the LOCs is included in the line item “Other long-lived assets” in the Condensed Consolidated Balance Sheets.  The outstanding LOCs are for the benefit of certain insurance companies.  None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		26 Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income attributable to
Cal-Maine Foods, Inc.	$36,603	$26,106	$64,258	$34,862

Basic weighted-average common shares	48,136	48,091	48,133	48,084

Effect of dilutive securities:
Restricted shares	245	126	245	126
Common stock options	23	58	22	58
Dilutive potential common shares	48,404	48,275	48,400	48,268

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$0.76	$0.54	$1.34	$0.73
Diluted	$0.76	$0.54	$1.33	$0.72

Index

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. According to the dividend policy, the Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

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

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income attributable to Cal-Maine Foods, Inc.	$36,603	$26,106	$64,258	$34,862
Fourth quarter fiscal 2013 loss	-	-	-	(3,833)
Net income available for dividend calculation	36,603	26,106	64,258	31,029

1/3 of net income attributable to Cal-Maine Foods, Inc. available and accrued for dividend	12,201	8,703	21,419	10,343

Common stock outstanding (shares)	43,582	43,417
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,382	48,217

Dividends per common share*	$0.252	$0.180	$0.443	$0.214

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).  Per share amounts for the thirteen and twenty-six weeks ended November 29, 2014, are estimated based on outstanding shares as of the end of the period; actual per share amounts will be determined as of the dividend record date.

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

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	2,600,000	bushels	$ 186,000
Soybean meal	27,100	tons	$ 207,000
Total fair value of commodity contracts			$ 393,000

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

	November 29, 2014		May 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.45 – 6.4% Notes payable	$48,528	$49,277	$52,676	$53,387
Series A Senior Secured Notes at 5.45%	7,364	7,364	8,417	8,396
	$55,892	$56,641	$61,093	$61,783

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of November 29, 2014 and May 31, 2014:

	November 29, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$74,954	$-	$74,954
US government obligations	-	3,765	-	3,765
Corporate bonds	-	103,622	-	103,622
Commercial paper	-	2,497	-	2,497
Certificates of deposit	-	-	-	-
Foreign government obligations	-	1,055	-	1,055
Government agency bonds	-	4,641	-	4,641
Variable rate demand notes	-	1,000	-	1,000
Mutual funds*	1,450	-	-	1,450
Total available-for-sale securities at fair value	1,450	191,534	-	192,984
Commodity contracts	-	393	-	393
Total assets measured at fair value	$1,450	$191,927	$-	$193,377

Contingent consideration	-	-	3,224	3,224
Total liabilities measured at fair value	$-	$-	$3,224	$3,224

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	May 31, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$75,847	$-	$75,847
US government obligations	-	4,061	-	4,061
Corporate bonds	-	102,685	-	102,685
Commercial paper	-	3,930		3,930
Certificates of deposit	-	351	-	351
Foreign government obligations	-	1,066		1,066
Government agency bonds	-	4,798	-	4,798
Variable rate demand notes	-	2,000	-	2,000
Mutual funds*	1,451	-	-	1,451
Total available-for-sale securities at fair value	1,451	194,738	-	196,189
Commodity contracts	-	1,255		1,255
Total assets measured at fair value	$1,451	$195,993	$-	$197,444

Contingent consideration	$-	$-	$2,985	$2,985
Total liabilities measured at fair value	$-	$-	$2,985	$2,985

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, United States government obligations, foreign government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, corporate bonds, commercial paper, and variable rate demand notes. We classify these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Our commodity contracts consist of futures contracts in the form of call options, the cost of which is paid for by certain customers, to protect against increases in the price of corn and soybean meal.  Observable inputs for these securities are current and forward commodity market prices on active exchanges.    The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the twenty-six weeks ended November 29, 2014 we recognized $239,000 in expense resulting from the increase in fair value of the contingent consideration.  This expense was recognized in earnings as an increase of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations were as follows (in thousands):

Twenty-six weeks ended November 29, 2014
Balance at May 31, 2014	$2,985
(Gains)/Losses recognized in earnings	239
Actual payments made	-
Balance at November 29, 2014	$3,224

9.   Available-for-Sale Securities

The following represents the Company’s available-for-sale securities as of November 29, 2014 and May 31, 2014:

	November 29, 2014
(Amounts in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$74,779	$175	$-	$74,954
US government obligations	3,755	10	-	3,765
Corporate bonds	103,641	-	19	103,622
Commercial paper	2,496	1	-	2,497
Foreign government obligations	1,053	2	-	1,055
Government agency bonds	4,638	3	-	4,641
Variable rate demand notes	1,000	-	-	1,000
Total available-for-sale securities	$191,362	$191	$19	$191,534

Mutual Funds*	942	508	-	1,450
Total noncurrent available-for-sale securities	$942	$508	$-	$1,450

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

	May 31, 2014
(Amounts in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$75,659	$188	$-	$75,847
US government obligations	4,056	5	-	4,061
Corporate bonds	102,587	98	-	102,685
Commercial paper	3,927	3	-	3,930
Certificates of deposit	350	1	-	351
Foreign government obligations	1,064	2	-	1,066
Government agency bonds	4,791	7	-	4,798
Variable rate demand notes	2,000	-	-	2,000
Total current available-for-sale securities	$194,434	$304	$-	$194,738

Mutual Funds*	999	452	-	1,451
Total noncurrent available-for-sale securities	$999	$452	$-	$1,451

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $72.2 million and $52.4 million during the twenty-six weeks ended November 29, 2014 and November 30, 2013, respectively. Gross realized gains on those sales during the twenty-six weeks ended November 29, 2014 and November 30, 2013 were $60,000 and $4,000, respectively.  Gross realized losses on those sales during the twenty-six weeks ended November 29, 2014 and November 30, 2013 were $4,000 and $2,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses reflected in Other Comprehensive Loss, net of tax, on available-for-sale securities were $45,000 for the twenty-six weeks ended November 29, 2014, compared to unrealized holding gains of $139,000 for the twenty-six weeks ended November 30, 2013.

Unrealized holding gains, net of tax, of $516,000 and $561,000 are included in Accumulated Other Comprehensive Income, as of November 29, 2014 and May 31, 2014, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities at November 29, 2014, are as follows (in thousands):

Estimated Fair Value
Within one year	$86,948
After 1-5 years	104,586
After 5-10 years	-
Total	$191,534

Index

10.   Financial Statement Impact of Fires

In the second quarter of fiscal 2014, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2014, the Company’s Shady Dale, Georgia complex was damaged by fire.  The fire destroyed two pullet houses.  The Company has received a net of $2.0 million from insurance carriers as full settlement of these claims, after payment of $720,000 in deductibles and coinsurance.  During the first quarter of fiscal 2015, the Company recorded proceeds received for business interruption losses of $60,000 as a reduction to “Cost of sales” and a gain on the property damage claim of $886,000 which was recorded in “Other income (expense)”.  The remainder of the insurance proceeds, $1.0 million, was used to reimburse the Company for the book value of damaged property written off and other out of pocket expenses.

11.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended November 29, 2014:

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 31, 2014	$351	$24	$(20,453)	$40,476	$561	$572,874	$912	$594,745
Dividends*	-	-	-	-	-	(21,422)	-	(21,422)
2-for-1 stock split effected in the form of a dividend	352	24	(133)	132	-	(375)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(45)	-	-	(45)
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(655)	(655)
Proceeds from stock option exercise	-	-	16	44	-	-	-	60
Restricted stock compensation	-	-	-	927	-	-	-	927
Net income	-	-	-	-	-	64,258	788	65,046
Balance at November 29, 2014	$703	$48	$(20,570)	$41,579	$516	$615,335	$1,045	$638,656

* Dividends are calculated as 1/3 of net income after prior period loss (includes adjustment for actual dividends paid based on accrual from previous period).

12.   Other Matters

On July 25, 2014, the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to authorize an additional 60,000,000 shares of common stock and an additional 2,400,000 shares of Class A common stock.  The primary purpose of the amendment was to provide a sufficient number of authorized shares in order to effect a 2-for-1 stock split of the Company’s common stock and Class A common stock.  The amendment was approved by the Company’s stockholders at the Company’s annual meeting on October 3, 2014 and the Board of Directors approved the 2-for-1 stock split on the same day.  The new shares were distributed on October 31, 2014 to shareholders of record at the close of business on October 17, 2014.

All prior period per share information contained in this report has been adjusted to reflect the effect of the stock split.

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

Our operating results are directly tied to market egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest in the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.  Current United States Department of Agriculture (“USDA”) reports indicate the national laying flock is at a record high level, which could increase the future egg supply and put downward pressure on egg prices.  Additionally, there is uncertainty in the industry surrounding the pending implementation of California’s Proposition 2 and Assembly Bill 1437, which relate to egg production standards, including minimum cage space, for eggs sold in that

Index

state.   While our egg sales in California have not been material to date, the new rules could impact future sales in California, and could also affect egg production and supply, and therefore increase or decrease prices, throughout the country.  This legislation is effective January 1, 2015.  We continue to monitor the effects of this legislation and how it could impact our business.

For the quarter ended November 29, 2014, we produced approximately 76% of the total number of shell eggs we sold.  Approximately 5% of such production was provided by contract producers.  Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 24% of the shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs.  Feed costs averaged about 62% and 63% of our total farm egg production cost for the thirteen and twenty-six weeks ended November 29, 2014.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased available supplies for both corn and soybean meal which favorably impacted our results for the first half of fiscal 2015, and should result in lower feed prices in the second half of fiscal 2015 as compared to the same period of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5	78.9	76.4	82.3
Gross profit	24.5	21.1	23.6	17.7
Selling, general, and administrative expense	9.8	9.5	10.4	10.0
Operating income	14.7	11.6	13.2	7.7
Other income (expense):
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Royalty income	0.4	0.2	0.3	0.4
Patronage dividends	0.0	0.0	0.0	0.0
Equity in income of affiliates	0.1	0.0	0.1	0.0
Other	(0.1)	0.0	(0.0)	0.3
	0.3	(0.0)	0.3	0.5

Income before income taxes and noncontrolling interest	15.0	11.6	13.6	8.2
Income tax expense	5.2	4.1	4.7	2.9
Net income before noncontrolling interest	9.8	7.5	8.9	5.3
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.1
Net income attributable to Cal-Maine Foods, Inc.	9.7%	7.4%	8.7%	5.2%

Index

NET SALES

Approximately 97% of our net sales consist of shell egg sales and approximately 3%  are egg products.  Net sales for the thirteen weeks ended November 29, 2014 were $378.6 million, an increase of $24.3 million, or 6.9%, compared to net sales of $354.3 million for the thirteen weeks ended November 30, 2013.  Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2014.  Dozens sold for the second quarter of fiscal year 2015 were 263.5 million, an increase of 10.7 million, or 4.2%, compared to 252.8 million for the second quarter of fiscal 2014.  Our net average selling price per dozen of shell eggs for the thirteen weeks ended November 29, 2014 was $1.379, compared to $1.340 for the thirteen weeks ended November 30, 2013, an increase of 2.9%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Net sales for the twenty-six weeks ended November 29, 2014 were $735.6 million, an increase of $61.8 million, or 9.2%, compared to net sales of $673.8 million for the twenty-six weeks ended November 30, 2013.  Total dozens of eggs sold and egg selling prices increased for the current twenty-six week period compared to the same period in fiscal 2014.  Dozens sold for the current twenty-six week period of fiscal year 2015 were 515.2 million, an increase of 19.9 million, or 4.0%, compared to 495.3 million for the same period of fiscal 2014.  For the twenty-six weeks ended November 29, 2014 our average selling price per dozen was $1.367, compared to $1.297 for the same period last year, an increase of 5.4%.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
(Amounts in thousands)	November 29, 2014		November 30, 2013		November 29, 2014		November 30, 2013
Total net sales	$378,617		$354,275		$735,561		$673,803

Non-specialty shell egg sales	$254,286	69.4%	$244,489	71.8%	$492,786	69.3%	$461,329	71.4%
Specialty shell egg sales	98,149	26.8%	80,605	23.7%	190,279	26.8%	155,820	24.1%
Co-pack specialty shell egg sales	10,869	3.0%	12,914	3.8%	21,006	3.0%	24,868	3.8%
Other	3,313	0.9%	2,612	0.8%	6,021	0.8%	4,032	0.6%
Net shell egg sales	$366,617	100.0%	$340,620	100.0%	$710,092	100.0%	$646,049	100.0%

Net shell egg sales as a percent of total net sales	97%		96%		97%		96%

Non-specialty shell egg dozens sold	207,873	78.9%	204,528	80.9%	407,131	79.0%	401,716	81.1%
Specialty shell egg dozens sold	50,141	19.0%	41,579	16.4%	97,374	18.9%	80,756	16.3%
Co-pack specialty shell egg dozens sold	5,474	2.1%	6,659	2.6%	10,666	2.1%	12,843	2.6%
Total dozens sold	263,488	100.0%	252,766	100.0%	515,171	100.0%	495,315	100.0%

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.

Specialty shell eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continue to make up a significant portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended November 29, 2014, specialty shell egg dozens sold increased approximately 20.6% and the average selling price increased 1.0% to $1.96 from $1.94 for the same period of the prior year.  For the twenty-six weeks ended

Index

November 29, 2014, specialty shell egg dozens sold increased approximately 20.6% and the average selling price increased 1.0% from $1.93 to $1.95 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 5.5 million and 6.7 million dozen for the thirteen weeks ended November 29, 2014 and November 30, 2013, respectively.  Co-pack specialty shell eggs sold during the twenty-six weeks ended November 29, 2014 and November 30, 2013 were 10.7 million and 12.8 million dozen, respectively.  Prior to fiscal 2014, these dozens were reported under non-specialty shell egg sales.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the second quarter of fiscal 2015, egg product sales were $11.8 million, an increase of $1.6 million, or 15.7%, compared to $10.2 million for the same period of 2014. Pounds sold for the second quarter of fiscal year 2015 were 12.5 million pounds, an increase of 561,000 pounds, or 4.7%, compared to 11.9 million pounds for the second quarter of fiscal year 2014.

For the twenty-six weeks ended November 29, 2014, egg product sales were $25.0 million, an increase of $5.1 million, or 25.6%, compared to $19.9 million for the same period of 2014. Pounds sold for the twenty-six weeks ended November 29, 2014 were 25.4 million pounds, an increase of 1.1 million pounds, or 4.5%, compared to 24.3 million pounds for the same period of fiscal year 2014.  The increase in sales volume for the thirteen and twenty-six weeks ended November 29, 2014 is combined with significantly higher market prices for liquid whole eggs and egg whites due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.

COST OF SALES

Cost of sales consists of costs directly related to the production, processing and packing of shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products, and other non-egg costs.  Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.

Index

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			26 Weeks Ended
(Amounts in thousands)	November 29, 2014	November 30, 2013	Percent Change	November 29, 2014	November 30, 2013	Percent Change
Cost of Sales:
Farm production	$138,470	$132,437	4.6%	$278,576	$272,472	2.2%
Processing and packaging	43,076	37,571	14.7%	83,017	73,948	12.3%
Outside egg purchases and other (including change in inventory)	95,592	101,182	(5.5)%	182,547	190,933	(4.4)%
Total shell eggs	277,138	271,190	2.2%	544,140	537,353	1.3%
Egg products	8,531	8,243	3.5%	17,157	16,131	6.4%
Other	239	175	36.6%	454	741	(38.7)%
Total	$285,908	$279,608	2.3%	$561,751	$554,225	1.4%

Farm production cost (cost per dozen produced)
Feed	$0.43	$0.49	(12.2)%	$0.46	$0.51	(9.8)%
Other	0.27	0.24	12.5%	0.26	0.25	4.0%
Total	$0.70	$0.73	(4.1)%	$0.72	$0.76	(5.3)%

Outside egg purchases (average cost per dozen)	$1.38	$1.35	2.2%	$1.36	$1.30	4.6%

Dozen Produced	201,283	185,538	8.5%	393,498	365,265	7.7%
Dozen Sold	263,488	252,766	4.2%	515,071	495,315	4.0%

Cost of sales for the second quarter of fiscal 2015 was $285.9 million, an increase of $6.3 million, or 2.3%, compared to cost of sales of $279.6 million for the second quarter of fiscal 2014.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced and higher net average selling prices of eggs.  Feed cost per dozen for the fiscal 2015 second quarter was $0.432, compared to $0.486 per dozen for the comparable fiscal 2014 quarter, a decrease of 11%.  The decrease in feed costs and the increase in net average selling price increased gross profit margin to 24.5% from 21.1% of net sales for the thirteen weeks ended November 30, 2013

For the twenty-six weeks ended November 29, 2014, total cost of sales was $561.8 million, an increase of $7.5 million, or 1.4%, compared to cost of sales of $554.2 million for the same period of fiscal 2014.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced and higher selling prices of eggs.  Feed cost for the twenty-six weeks ended November 29, 2014 was $0.457 per dozen compared to $0.512 per dozen for the same period of fiscal 2014, a decrease of 11%.  Gross profit increased from 17.7% of net sales for the twenty-six weeks ended November 30, 2013 to 23.6% of net sales for the same period of fiscal 2014.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
(Amounts in thousands)	November 29, 2014	November 30, 2013	Change
Stock compensation expense	$565	$415	$150
Specialty egg expense	11,828	11,764	64
Payroll and overhead	7,976	6,502	1,474
Other expenses	4,950	4,785	165
Delivery expense	11,793	10,343	1,450
Total	$37,112	$33,809	$3,303

Selling, general, and administrative expense for the thirteen weeks ended November 29, 2014 was $37.1 million, an increase of 9.8%, compared to $33.8 million for the thirteen weeks ended November 30, 2013.  Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period.  For stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such arrangements to stock compensation expense.  As a percentage of net sales, payroll and overhead was 2.1% and 1.8% and delivery expense was 3.1% and 2.9%, for the second quarters of fiscal 2015 and 2014, respectively.

	26 Weeks Ended
(Amounts in thousands)	November 29, 2014	November 30, 2013	Change
Stock compensation expense	$1,200	$656	$544
Specialty egg expense	25,467	21,766	3,701
Payroll and overhead	15,382	13,118	2,264
Other expenses	11,741	11,720	21
Delivery expense	23,260	20,390	2,870
Total	$77,050	$67,650	$9,400

Selling, general, and administrative expense for the twenty-six weeks ended November 29, 2014 was $77.1 million, an increase of 13.9%, compared to $67.7 million for the twenty-six weeks ended November 30, 2013.  A 20.6% increase in specialty shell egg dozens sold combined with an increase in franchisor’s fee schedules for advertising promotions and franchise fees resulted in a 17% increase in specialty egg expense for the first half of fiscal 2015 compared to the same period of fiscal 2014.  As a percentage of net sales, payroll and overhead was 2.1% and 1.9% and delivery expense was 3.2% and 3.0%, for the twenty-six weeks ended November 29, 2014 and November 30, 2014, respectively.

Index

OPERATING INCOME

As a result of the above, operating income was $55.6 million for the second quarter of fiscal 2015, compared to $40.9 million for the fiscal 2014 second quarter.  Operating income as a percent of net sales was 14.7% for the second quarter of fiscal 2015, compared to 11.6% for the second quarter of fiscal 2014.

For the twenty-six weeks ended November 29, 2014, operating income was $96.8 million compared to $51.9 million for the same period of fiscal 2014.  Operating income as a percent of net sales was 13.2% for the current period of fiscal 2015 compared to 7.7% for the same period of fiscal 2014.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended November 29, 2014 was $912,000, an increase of $854,000, compared to $58,000 for the thirteen weeks ended November 30, 2013.  As a percent of net sales, other income was 0.3% and 0.0% for the thirteen weeks ended November 29, 2014 compared to the same period of fiscal 2014.

Royalty income, related to oil and gas wells located on property we own in Texas, was $1.5 million for the thirteen weeks ended November 29, 2014, an increase of $904,000 primarily due to a bonus received for a new mineral rights lease signed during the period, compared to $548,000 in the same period of fiscal 2014.

Other income for the twenty-six weeks ended November 29, 2014 was $2.5 million, a decrease of $234,000, compared to $2.8 million for the twenty-six weeks ended November 30, 2013.  As a percent of net sales, other income was 0.3% and 0.5% for the twenty-six weeks ended November 29, 2014 compared to the same period of fiscal 2014.

Net interest expense decreased $475,000 compared to the twenty-six weeks ended November 30, 2013 primarily due to an increase in interest income on available for sale securities and reduction of interest expense due to lower Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $2.0 million for the twenty-six weeks ended November 29, 2014, a decrease of $388,000 compared to $2.4 million in the same period of fiscal 2014, primarily due to declining well production the current year partially offset by a bonus received for a new mineral rights lease signed during fiscal 2015.

INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $56.3 million for the thirteen weeks ended November 29, 2014, compared to $40.8 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $19.6 million was recorded, with an effective tax rate of 34.8%, compared to $14.7 million, with an effective rate of 35.9%, for last year’s comparable thirteen-week period.

For the twenty-six weeks ended November 29, 2014, pre-tax income, less net income attributable to noncontrolling interest, was $98.5 million, compared to $54.4 million for last year’s comparable period.  For the twenty-six weeks ended November 29, 2014, income tax expense of $34.2 million was recorded, with an effective tax rate of 34.8%, compared to $19.6 million, with an effective rate of 35.9%, for last year’s comparable twenty-six week period.  The effective rate decrease for the twenty-six weeks ended November 29, 2014 was primarily related to the increase in the domestic manufacturer’s deduction resulting from an increase in taxable income associated with the book to tax difference in depreciation expense.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.

Index

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended November 29, 2014, net income attributable to noncontrolling interest was $258,000, compared to $141,000 for the same thirteen-week period of fiscal 2014.

For the twenty-six weeks ended November 29, 2014, net income attributable to noncontrolling interest was $788,000, compared to $283,000 for the same thirteen-week period of fiscal 2014.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended November 29, 2014 was $36.6 million, or $0.76 per basic and diluted share, compared to net income of $26.1 million, or $0.54 per basic and diluted share for the same period last year.

Net income for the twenty-six weeks ended November 29, 2014 was $64.3 million, or $1.34 per basic share and $1.33 per diluted share, compared to net income of $34.9 million, or $0.73 per basic share and $0.72 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 29, 2014 was $330.1 million, compared to $324.3 million at May 31, 2014.  Working capital is defined as current assets less current liabilities. Our current ratio was 3.35 at November 29, 2014, compared with 3.68 at May 31, 2014. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.3 million in outstanding standby letters of credit, which are collateralized by cash. Our long-term debt at November 29, 2014, including current maturities, amounted to $55.9 million, compared to $61.1 million at May 31, 2014. Refer to Note 9 of our May 31, 2014 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended November 29, 2014, $68.1 million in net cash was provided by operating activities, an increase of $58.6 million, compared to net cash provided by operations of $9.5 million for the comparable period in fiscal 2014.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations, as well as the impact on the first quarter of fiscal 2014 of the payment of the $28.0 million legal settlement described in Note 14 of our May 31, 2014 audited financial statements.

For the twenty-six weeks ended November 29, 2014, approximately $72.2 million was provided from the sale of short-term investments and $69.2 million was used to purchase short-term investments. We used $8.2 million in investment in our previously disclosed Southwest Specialty, LLC joint venture.  Approximately $43.0 million was used to purchase property, plant and equipment, including construction projects which are discussed in detail below.  We used approximately $5.2 million for principal payments on long-term debt and $19.7 million for payment of dividends.  These activities resulted in a cash decrease of approximately $4.6 million since May 31, 2014.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 29, 2014, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  In addition, with the fiscal 2014 acquisition of Delta Egg, we assumed certain debt ($5.7 million as of November 29, 2014, due in fiscal 2019) that contains restrictive covenants.  We are in compliance with those covenants at November 29, 2014.

Index

The following table represents material construction projects currently approved:

Location	Project	Projected Completion	Projected Cost	Spent as of November 29, 2014	Remaining Projected Cost
Dade City, FL	Refurbish Pullet Houses	Completed	$7,815	$7,815	$-
Okeechobee, FL	Layer House Expansions	January 2015	12,400	8,665	3,735
South Texas	Cage Free Layer & Pullet Houses	Dec. 2014 - Feb. 2015	50,910	41,820	9,090
Bremen, KY	Cage Free Layer & Pullet Houses	November 2016	16,470	9,100	7,370
Wharton, TX	Layer House Expansions	May 2015	5,910	3,385	2,525
Shady Dale, GA	Pullet Houses & Layer Houses	February 2015	7,680	1,795	5,885
Chase, KS	Organic Facility Expansion	May 2016	17,175	5,515	11,660
			$118,360	$78,095	$40,265

Looking forward to the rest of fiscal 2015, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued during the quarter ended November 29, 2014 that we expect will have a material impact on our consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 29, 2014 at the reasonable assurance level.

Index

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended November 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended August 30, 2014, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 31, 2014, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On February 28, 2014, the Court entered an order granting preliminary approval of the Company’s previously-reported settlement of these cases, conditionally certifying the class for settlement purposes and approving the Notice Plan submitted by the parties.  The Court held a final fairness hearing on the settlement on September 18, 2014.  No parties objected to the settlement.  On October 10, 2014, the Court entered an order granting final approval to the settlement.  On November 25, 2014, the Court entered final judgment dismissing all claims against the Company with prejudice and dismissing the Company from the case.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  Under the current schedule, the Court will hold a hearing on April 20-21, 2015, on the indirect purchaser plaintiffs’ motion for class certification.

The Non-Class Cases. Seven of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases and expert analysis and proceedings are underway.  The deadline for parties to file dispositive motions is July 2, 2015.

Index

On November 20, 2014, more than six (6) years after the filing of the original cases in these proceedings, Marsh Supermarkets, LLC filed a new case against the Company and certain other defendants asserting substantially the same allegations as were raised in the other non-class cases.   The Company has agreed in principle to settle all claims brought by Marsh Supermarkets, LLC and is in the process of finalizing formal settlement papers. The terms of the settlement are confidential.  The Company is settling this case for an amount and on terms that are not expected to have a material impact on the Company’s results of operations.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting on January 1, 2000 and running “through the present,” the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The indirect purchaser putative class actions seek injunctive relief under the Sherman Act and damages under the statutes and common-law of various states and the District of Columbia.

Five  non-class cases remain pending against the Company (not counting the cases in which the Company is finalizing formal settlement papers).  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

Index

Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility.  The Company has reached an agreement in principle with the EPA and the MDEQ to settle all claims related to the Edwards, Mississippi facility only, and the parties are in the process of finalizing formal settlement papers.  The terms and conditions of the proposed settlement related only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations.

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

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1*	Composite Certificate of Incorporation of the Company
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated December 23, 2014 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 23, 2014)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: December 29, 2014	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: December 29, 2014	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)