Form 10-Q
period 2015-02-28
CAL-MAINE FOODS INC
filed 2015-03-30
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

Yes ☐   No  ☑

There were 43,671,844 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 27, 2015.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED FEBRUARY 28, 2015

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2015	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,034	$14,521
Investment securities available-for-sale	224,804	194,738
Trade receivables (less allowance for doubtful accounts of $1,205 at
February 28, 2015 and $430 at May 31, 2014) and other receivables	106,368	87,516
Inventories	146,230	146,117
Prepaid expenses and other current assets	3,380	2,501
Total current assets	493,816	445,393

Property, plant and equipment, net	348,782	314,935
Goodwill	29,196	29,196
Other investments	15,587	6,786
Other intangible assets	8,262	10,423
Other assets	5,106	4,928
TOTAL ASSETS	$900,749	$811,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,916	$69,937
Accrued dividends payable	16,961	10,497
Current maturities of long-term debt	10,047	10,216
Deferred income taxes	31,963	30,451
Total current liabilities	135,887	121,101

Long-term debt, less current maturities	43,320	50,877
Other noncurrent liabilities	4,636	4,436
Deferred income taxes	43,980	40,502
Total liabilities	227,823	216,916

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value per share, 120,000 shares authorized, 70,261 shares issued, and 43,672 and 43,562 shares outstanding, at February 28, 2015 and
May 31, 2014, respectively	703	351
Class A common stock, $0.01 par value per share, 4,800 shares authorized,
issued and outstanding at February 28, 2015 and May 31, 2014	48	24
Paid-in capital	42,113	40,476
Retained earnings	649,237	572,874
Accumulated other comprehensive income, net of tax	491	561
Common stock in treasury at cost – 26,589 shares at February 28, 2015
and 26,699 at May 31, 2014, respectively	(20,502)	(20,453)
Total Cal-Maine Foods, Inc. stockholders’ equity	672,090	593,833
Noncontrolling interests in consolidated entities	836	912
Total stockholders’ equity	672,926	594,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,749	$811,661

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net sales	$437,556	$395,522	$1,173,117	$1,069,325
Cost of sales	325,039	303,627	886,790	857,852
Gross profit	112,517	91,895	286,327	211,473
Selling, general, and administrative expense	40,492	45,299	117,542	112,949
Operating income	72,025	46,596	168,785	98,524
Other income (expense):
Interest expense, net	(351)	(563)	(1,362)	(2,049)
Royalty income	331	1,037	2,355	3,449
Patronage dividends	4,336	5,841	4,581	6,093
Equity in income of affiliates	817	1,530	1,462	2,484
Other, net	(84)	4,158	549	4,795
	5,049	12,003	7,585	14,772

Income before income taxes and noncontrolling interest	77,074	58,599	176,370	113,296
Income tax expense	26,115	15,643	60,365	35,195
Net income before noncontrolling interest	50,959	42,956	116,005	78,101
Less: Net income attributable to noncontrolling interest	77	103	865	386
Net income attributable to Cal-Maine Foods, Inc.	$50,882	$42,853	$115,140	$77,715

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.06	$0.89	$2.39	$1.61
Diluted	$1.05	$0.89	$2.38	$1.61
Dividends per common share	$0.350	$0.295	$0.793	$0.510
Weighted average shares outstanding:
Basic	48,137	48,095	48,134	48,122
Diluted	48,447	48,324	48,416	48,309

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net income, including noncontrolling interests	$50,959	$42,956	$116,005	$78,101

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(42)	97	(115)	325

Income tax (expense) benefit related to items of other comprehensive income	17	(37)	45	(126)

Other comprehensive income (loss), net of tax	(25)	60	(70)	199

Comprehensive income	50,934	43,016	115,935	78,300

Less: comprehensive income attributable to the noncontrolling interest	77	103	865	386

Comprehensive income attributable to Cal-Maine Foods, Inc.	$50,857	$42,913	$115,070	$77,914

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	February 28, 2015	March 1, 2014
Operating activities:
Net income including noncontrolling interest	$116,005	$78,101
Depreciation and amortization	30,201	27,318
Other adjustments, net	(9,852)	(34,562)
Net cash provided by operations	136,354	70,857

Investing activities:
Purchase of investments	(139,956)	(106,472)
Sales of investments	109,489	91,412
Investment in Southwest Specialty Eggs, LLC	(8,160)	-
Purchases of property, plant and equipment	(62,109)	(40,927)
Acquisition of businesses, net of cash acquired	-	(11,548)
Payments received on notes receivable and from affiliates	1,409	4,379
Net proceeds from disposal of property, plant and equipment	2,031	631
Net cash used in investing activities	(97,296)	(62,525)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	60	271
Distributions to noncontrolling interests	(941)	-
Principal payments on long-term debt	(7,726)	(7,884)
Payments of dividends	(31,938)	(10,316)
Net cash used in financing activities	(40,545)	(17,929)
Net change in cash and cash equivalents	(1,487)	(9,597)

Cash and cash equivalents at beginning of period	14,521	24,984
Cash and cash equivalents at end of period	$13,034	$15,387

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and thirty-nine weeks ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 30, 2015.

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

2.   Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended February 28, 2015 and March 1, 2014 was $1.7 million  and $1.0 million, respectively. Refer to Note 11 of our May 31, 2014 audited financial statements for further information on our stock compensation plans.

Liabilities associated with Stock Appreciation Rights at February 28, 2015 and May 31, 2014 were $1.1 million. The liabilities for Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at February 28, 2015 was $6.1 million, and will be recorded over a weighted average period of 2.3 years.  Refer to Note 11 of our May 31, 2014 audited financial statements for further information on our stock compensation plans.

Index

A summary of the Company’s restricted shares activity for the thirty-nine weeks ended February 28, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 31, 2014	245,200	$23.71
Granted	91,540	36.63
Vested	(400)	(23.65)
Forfeited	(1,200)	(23.65)
Outstanding, February 28, 2015	335,140	$27.24

3.   Inventories

Inventories consisted of the following (in thousands):

	February 28, 2015	May 31, 2014
Flocks	$89,612	$90,152
Eggs	11,787	11,747
Feed and supplies	44,831	44,218
	$146,230	$146,117

4.   Contingencies

Financial Instruments

The Company maintained cash collateralized standby letters of credit (“LOC”) with banks totaling $3.3 million at February 28, 2015.  The cash collateralizing the LOCs is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.  The outstanding LOCs are for the benefit of certain insurance companies.  None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		39 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net income attributable to
Cal-Maine Foods, Inc.	$50,882	$42,853	$115,140	$77,715

Basic weighted-average common shares	48,137	48,095	48,134	48,122
Effect of dilutive securities:
Restricted shares	288	189	260	147
Common stock options	22	40	22	40
Dilutive potential common shares	48,447	48,324	48,416	48,309

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$1.06	$0.89	$2.39	$1.61
Diluted	$1.05	$0.89	$2.38	$1.61

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

In the fourth quarter of fiscal 2013 the Company reported a net loss attributable to Cal-Maine Foods, Inc. of $3.8 million.  As a result, total dividends paid for the thirty-nine weeks ended March 1, 2014 were calculated only on net income attributable to Cal-Maine Foods, Inc. in excess of $3.8 million.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net income attributable to Cal-Maine Foods, Inc.	$50,882	$42,853	$115,140	$77,715
Fourth quarter fiscal 2013 loss	-	-	-	(3,833)
Net income available for dividend calculation	50,882	42,853	115,140	73,882

1/3 of net income attributable to Cal-Maine Foods, Inc. available and accrued for dividend	16,961	14,284	38,402	24,627

Common stock outstanding (shares)	43,672	43,564
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,472	48,364

Dividends per common share*	$0.350	$0.295	$0.793	$0.510

*Dividends per common share = 1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).  Per share amounts for the thirteen and thirty-nine weeks ended February 28, 2015 are estimated based on outstanding shares as of the end of the period; actual per share amounts will be determined as of the dividend record date.

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

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	4,675,000	bushels	$ 635
Soybean meal	49,000	tons	$ 607
Total fair value of commodity contracts			$ 1,242

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

	February 28, 2015		May 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4 – 6.4% Notes payable	$46,529	$47,173	$52,676	$53,387
Series A Senior Secured Notes at 5.45%	6,838	6,835	8,417	8,396
	$53,367	$54,008	$61,093	$61,783

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014:

	February 28, 2015
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$78,602	$-	$78,602
US government obligations	-	4,459	-	4,459
Corporate bonds	-	119,886	-	119,886
Commercial paper	-	6,992	-	6,992
Foreign government obligations	-	1,048	-	1,048
Government agency bonds	-	4,637	-	4,637
Asset backed securities	-	9,180	-	9,180
Mutual funds*	1,736	-	-	1,736
Total available-for-sale securities at fair value	1,736	224,804	-	226,540
Commodity contracts	-	1,242	-	1,242
Total assets measured at fair value	$1,736	$226,046	$-	$227,782

Contingent consideration	-	-	1,024	1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

	May 31, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale
State municipal bonds	$-	$75,847	$-	$75,847
US government obligations	-	4,061	-	4,061
Corporate bonds	-	102,685	-	102,685
Commercial paper	-	3,930		3,930
Certificates of deposit	-	351	-	351
Foreign government obligations	-	1,066		1,066
Government agency bonds	-	4,798	-	4,798
Variable rate demand notes	-	2,000	-	2,000
Mutual funds*	1,451	-	-	1,451
Total available-for-sale securities at fair value	1,451	194,738	-	196,189
Commodity contracts	-	1,255		1,255
Total assets measured at fair value	$1,451	$195,993	$-	$197,444

Contingent consideration	$-	$-	$2,985	$2,985
Total liabilities measured at fair value	$-	$-	$2,985	$2,985

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, United States government obligations, foreign government agency bonds, taxable municipal bonds, tax exempt municipal bonds, zero coupon municipal bonds, corporate bonds, commercial paper, asset backed or securitized corporate obligations, and variable rate demand notes. We classify these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Our commodity contracts consist of call options, the cost of which is paid for by certain customers, to protect against increases in the price of corn and soybean meal.  Observable inputs are current and forward commodity market prices on active exchanges.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the thirty-nine weeks ended February 28, 2015 we recognized $239,000 in expense resulting from the increase in fair value of the contingent consideration.  This expense was recognized in earnings as an increase of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations were as follows (in thousands):

Thirty-nine weeks ended February 28, 2015
Balance at May 31, 2014	$2,985
(Gains)/Losses recognized in earnings	239
Actual payments made	(2,200)
Balance at February 28, 2015	$1,024

9.   Available-for-Sale Securities

The following represents the Company’s available-for-sale securities as of February 28, 2015 and May 31, 2014:

	February 28, 2015
(Amounts in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$78,433	$169	$-	$78,602
US government obligations	4,454	5	-	4,459
Corporate bonds	119,970	-	84	119,886
Commercial paper	6,992	-	-	6,992
Foreign government obligations	1,048	-	-	1,048
Government agency bonds	4,633	4	-	4,637
Asset Backed Securities	9,182	-	2	9,180
Total available-for-sale securities	$224,712	$178	$86	$224,804

Mutual Funds*	1,190	546	-	1,736
Total noncurrent available-for-sale securities	$1,190	$546	$-	$1,736

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Index

	May 31, 2014
(Amounts in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
State municipal bonds	$75,659	$188	$-	$75,847
US government obligations	4,056	5	-	4,061
Corporate bonds	102,587	98	-	102,685
Commercial paper	3,927	3	-	3,930
Certificates of deposit	350	1	-	351
Foreign government obligations	1,064	2	-	1,066
Government agency bonds	4,791	7	-	4,798
Variable rate demand notes	2,000	-	-	2,000
Total current available-for-sale securities	$194,434	$304	$-	$194,738

Mutual Funds*	999	452	-	1,451
Total noncurrent available-for-sale securities	$999	$452	$-	$1,451

*The mutual funds are classified as long term and are a part of “other investments” in the Condensed Consolidated Balance Sheet.

Proceeds from the sales of available-for-sale securities were $109.5 million and $91.4 million during the thirty-nine weeks ended February 28, 2015 and March 1, 2014, respectively. Gross realized gains on those sales during the thirty-nine weeks ended February 28, 2015 and March 1, 2014 were $68,000 and $7,000, respectively.  Gross realized losses on those sales during the thirty-nine weeks ended February 28, 2015 and March 1, 2014 were $6,000 and $2,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses reflected in Other Comprehensive Loss, net of tax, on available-for-sale securities were $70,000 for the thirty-nine weeks ended February 28, 2015, compared to unrealized holding gains of $199,000 for the thirty-nine weeks ended March 1, 2014.

Unrealized holding gains, net of tax, of $390,000 and $460,000 are included in Accumulated Other Comprehensive Income, as of February 28, 2015 and May 31, 2014 respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities at February 28, 2015, are as follows (in thousands):

Estimated Fair Value
Within one year	$115,120
After 1-5 years	109,684
After 5-10 years	-
Total	$224,804

Index

10.   Financial Statement Impact of Fires

In the second quarter of fiscal 2014, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2014, the Company’s Shady Dale, Georgia complex was damaged by fire.  The fire destroyed two pullet houses.  The Company received a net of $2.0 million from insurance carriers as full settlement of these claims, after payment of $720,000 in deductibles and coinsurance.  During the first quarter of fiscal 2015, the Company recorded proceeds received for business interruption losses of $60,000 as a reduction to “Cost of sales” and a $886,000 gain on the property damage claim which was recorded in “Other income (expense)”.  The $1.0 million remainder of the insurance proceeds was used to reimburse the Company for the book value of damaged property written off and other out of pocket expenses.

11.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended February 28, 2015:

	Cal-Maine Foods, Inc.
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 31, 2014	$351	$24	$(20,453)	$40,476	$561	$572,874	$912	$594,745
Dividends*	-	-	-	-	-	(38,402)	-	(38,402)
2-for-1 stock split effected in the form of a dividend	352	24	(133)	132	-	(375)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(70)	-	-	(70)
Grant of restricted stock, net of forfeitures	-	-	68	(68)	-	-	-	-
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(941)	(941)
Proceeds from stock option exercise	-	-	16	44	-	-	-	60
Restricted stock compensation	-	-	-	1,529	-	-	-	1,529
Net income	-	-	-	-	-	115,140	865	116,005
Balance at February 28, 2015	$703	$48	$(20,502)	$42,113	$491	$649,237	$836	$672,926

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

All prior period per share information contained in this report was adjusted to reflect the effect of the stock split.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Our operating results are directly tied to market egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest in the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.  Current United States Department of Agriculture (“USDA”) reports indicate the national laying flock is at a record high level, which could increase the future egg supply and put downward pressure on egg prices.  Additionally, there continues to be uncertainty in the industry surrounding the implementation of California’s Proposition 2 and Assembly Bill 1437, which relate to egg production standards, including minimum cage space, for eggs sold in that state.   This legislation was effective January 1, 2015.  During January 2015, egg prices increased sharply and subsequently moderated.  Currently, egg

Index

prices in California reflect a premium to other regions that is higher than historical levels.  It is anticipated that future California prices will be higher than other regions of the country to reflect the higher cost of production related to the California standards. These new rules could impact future sales in California, and could also affect national egg production and supply, thereby increasing or decreasing prices throughout the country.  Our egg sales in California have not been material to date.  We continue to monitor the effects of this legislation and how it could impact our business.

For the quarter ended February 28, 2015, we produced approximately 72% of the total number of shell eggs we sold.  Approximately 6% of such production was provided by contract producers.  Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.  Approximately 28% of the shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs.  Feed costs averaged about 62% and 63% of our total farm egg production cost for the thirteen and thirty-nine weeks ended February 28, 2015.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased available supplies for corn and soybean meal which favorably impacted our results for the first three quarters of fiscal 2015, and should result in lower feed prices in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	76.8	75.6	80.2
Gross profit	25.7	23.2	24.4	19.8
Selling, general, and administrative expense	9.3	11.5	10.0	10.6
Operating income	16.4	11.7	14.4	9.2
Other income (expense):
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.2)
Royalty income	0.1	0.3	0.2	0.3
Patronage dividends	1.0	1.5	0.4	0.6
Equity in income of affiliates	0.2	0.4	0.1	0.2
Other	0.0	1.0	0.0	0.5
	1.2	3.1	0.6	1.4

Income before income taxes and noncontrolling interest	17.6	14.8	15.0	10.6
Income tax expense	6.0	4.0	5.1	3.3
Net income before noncontrolling interest	11.6	10.8	9.9	7.3
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.1	0.0
Net income attributable to Cal-Maine Foods, Inc.	11.6%	10.8%	9.8%	7.3%

Index

NET SALES

Approximately 97% of our fiscal 2015 net sales are shell egg sales and approximately 3%  are egg products.  Net sales for the thirteen weeks ended February 28, 2015 were $437.6 million, an increase of $42.1 million, or 10.6%, compared to net sales of $395.5 million for the thirteen weeks ended March 1, 2014.  Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2014.  Dozens sold for the third quarter of fiscal year 2015 were 283.0 million, an increase of 14.1 million, or 5.2%, compared to 268.9 million for the third quarter of fiscal 2014.  Our net average selling price per dozen of shell eggs for the thirteen weeks ended February 28, 2015 was $1.503, compared to $1.416 for the thirteen weeks ended March 1, 2014, an increase of 6.1%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Net sales for the thirty-nine weeks ended February 28, 2015 were $1,173.1 million, an increase of $103.8 million, or 9.7%, compared to net sales of $1,069.3 million for the thirty-nine weeks ended March 1, 2014.  Total dozens of eggs sold and egg selling prices increased for the current thirty-nine week period compared to the same period in fiscal 2014.  Dozens sold for the current thirty-nine week period of fiscal year 2015 were 798.2 million, an increase of 33.9 million, or 4.4%, compared to 764.3 million for the same period of fiscal 2014.  For the thirty-nine weeks ended February 28, 2015 our average selling price per dozen was $1.415, compared to $1.338 for the same period last year, an increase of 5.7%.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
(Amounts in thousands)	February 28, 2015		March 1, 2014		February 28, 2015		March 1, 2014
Total net sales	$437,556		$395,522		$1,173,117		$1,069,325

Non-specialty shell egg sales	$297,659	69.6%	$275,602	72.1%	$790,445	69.4%	$736,930	71.7%
Specialty shell egg sales	115,152	26.9%	90,791	23.7%	305,431	26.8%	246,611	24.0%
Co-pack specialty shell egg sales	11,998	2.8%	14,242	3.7%	33,004	2.9%	39,110	3.8%
Other	3,038	0.7%	1,797	0.5%	9,059	0.8%	5,831	0.6%
Net shell egg sales	$427,847	100.0%	$382,432	100.0%	$1,137,939	100.0%	$1,028,482	100.0%

Net shell egg sales as a percent of total net sales	98%		97%		97%		96%

Non-specialty shell egg dozens sold	219,500	77.6%	214,621	79.8%	626,631	78.5%	616,337	80.6%
Specialty shell egg dozens sold	57,534	20.3%	46,927	17.4%	154,908	19.4%	127,683	16.7%
Co-pack specialty shell egg dozens sold	5,998	2.1%	7,394	2.7%	16,664	2.1%	20,237	2.6%
Total dozens sold	283,032	100.0%	268,942	100.0%	798,203	100.0%	764,257	100.0%

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.

Specialty shell eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continue to make up a significant portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended February 28, 2015, specialty shell egg dozens sold increased approximately 22.6% and the average selling price increased 3.5% to $2.00 from $1.94 for the same period of the prior year.  For the thirty-nine weeks ended February 28, 2015, specialty shell egg dozens sold increased approximately 21.3% and the average selling price increased 2.1%  to  $1.97 from  $1.93 for the same period of the prior year.

Index

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Specialty shell egg sales in this category represented 6.0 million and 7.4 million dozen for the thirteen weeks ended February 28, 2015 and March 1, 2014, respectively.  Co-pack specialty shell eggs sold during the thirty-nine weeks ended February 28, 2015 and March 1, 2014 were 16.7 million and 20.2 million dozen, respectively.  Prior to fiscal 2014, these dozens were reported under non-specialty shell egg sales.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid or frozen form.  Our egg products are sold by our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the third quarter of fiscal 2015, egg product sales were $9.7 million, a decrease of $161,000, or 1.6%, compared to $9.9 million for the same period of 2014. Pounds sold for the third quarter of fiscal year 2015 were 12.4 million pounds, an increase of 120,000 pounds, or 1.0%, compared to 12.3 million pounds for the third quarter of fiscal year 2014.

For the thirty-nine weeks ended February 28, 2015, egg product sales were $34.7 million, an increase of $4.9 million, or 16.4%, compared to $29.8 million for the same period of 2014. Pounds sold for the thirty-nine weeks ended February 28, 2015 were 37.8 million pounds, an increase of 1.3 million pounds, or 3.5%, compared to 36.6 million pounds for the same period of fiscal year 2014.  The increase in sales volume for the thirteen and thirty-nine weeks ended February 28, 2015 is due to increased industry demand for egg products, driven by the quick serve restaurant industry.

Index

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			39 Weeks Ended
(Amounts in thousands)	February 28, 2015	March 1, 2014	Percent Change	February 28, 2015	March 1, 2014	Percent Change
Cost of Sales:
Farm production	$141,425	$131,780	7.3%	$420,001	$404,252	3.9%
Processing and packaging	45,108	40,158	12.3%	128,125	114,105	12.3%
Outside egg purchases and other (including change in inventory)	130,287	123,616	5.4%	312,834	314,549	(0.5)%
Total shell eggs	316,820	295,554	7.2%	860,960	832,906	3.4%
Egg products	8,089	7,942	1.9%	25,246	24,073	4.9%
Other	130	131	(0.8)%	584	873	(33.1)%
Total	$325,039	$303,627	7.1%	$886,790	$857,852	3.4%

Farm production cost (cost per dozen produced)
Feed	$0.436	$0.459	(5.0)%	$0.450	$0.495	(9.1)%
Other	0.262	0.245	6.9%	0.264	0.247	6.9%
Total	$0.698	$0.704	(0.9)%	$0.714	$0.742	(3.8)%

Outside egg purchases (average cost per dozen)	$1.48	$1.42	4.2%	$1.41	$1.34	5.2%

Dozen Produced	203,581	189,407	7.5%	597,080	554,672	7.6%
Dozen Sold	283,032	268,942	5.2%	798,203	764,257	4.4%

Cost of sales for the third quarter of fiscal 2015 was $325.0 million, an increase of $21.4 million, or 7.1%, compared to $303.6 million for the third quarter of fiscal 2014.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to higher net average selling prices of eggs.  Feed cost per dozen for the fiscal 2015 third quarter was $0.436, compared to $0.459 for the comparable fiscal 2014 quarter, a decrease of 5%.  The decrease in feed costs and the increase in net average selling price increased gross profit margin to 25.7% from 23.2% of net sales for the thirteen weeks ended March 1, 2014

For the thirty-nine weeks ended February 28, 2015, cost of sales was $886.8 million, an increase of $28.9 million, or 3.4%, compared to $857.9 million for the same period of fiscal 2014.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly lower feed costs per dozen produced and higher selling prices of eggs.  Feed cost for the thirty-nine weeks ended February 28, 2015 was $0.450 per dozen compared to $0.495 for the same period of fiscal 2014, a decrease of 9.1%.  Gross profit increased from 19.8% of net sales for the thirty-nine weeks ended March 1, 2014 to 24.4% of net sales for the same period of fiscal 2015.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
(Amounts in thousands)	February 28, 2015	March 1, 2014	Change
Stock compensation expense	$466	$384	$82
Specialty egg expense	14,282	12,118	2,164
Payroll and overhead	7,662	6,788	874
Other expenses	6,081	14,943	(8,862)
Delivery expense	12,001	11,066	935
Total	$40,492	$45,299	$(4,807)

Selling, general, and administrative expense for the thirteen weeks ended February 28, 2015 was $40.5 million, a decrease of 10.6%, compared to $45.3 million for the comparable period of 2014.  Stock compensation expense is dependent on the closing price of the Company’s stock.  Our stock compensation expense for the restricted shares classified as equity awards is recognized over the vesting period.  For stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such arrangements to stock compensation expense.  A 22.6% increase in specialty shell egg dozens sold resulted in increased specialty egg expense for the thirteen weeks ended February 28, 2015 compared to the same period of fiscal 2014.  Specialty egg expense consists of advertising, franchise fees and other similar costs associated with the sale of specialty eggs.  As a percentage of net sales, payroll and overhead was 1.7%  and delivery expense was 2.7% and 2.8%, for the third quarters of fiscal 2015 and 2014, respectively.  Other expenses decreased as a result of a confidential legal settlement and related legal fees recorded in the third quarter of fiscal 2014.

	39 Weeks Ended
(Amounts in thousands)	February 28, 2015	March 1, 2014	Change
Stock compensation expense	$1,666	$1,041	$625
Specialty egg expense	39,749	33,884	5,865
Payroll and overhead	23,044	19,906	3,138
Other expenses	17,822	26,662	(8,840)
Delivery expense	35,261	31,456	3,805
Total	$117,542	$112,949	$4,593

Selling, general, and administrative expense for the thirty-nine weeks ended February 28, 2015 was $117.5 million, an increase of 4.1%, compared to $112.9 million for the comparable period of 2014.  A 21.3% increase in specialty shell egg dozens sold resulted in increased specialty egg expense for the thirty-nine weeks ended February 28, 2015 compared to the same period of fiscal 2014.  As a percentage of net sales, payroll and overhead was 2.0% and 1.9% and delivery expense was 3.0% and 2.9%, for the thirty-nine weeks ended February 28, 2015 and March 1, 2014, respectively. Other expenses decreased as a result of a confidential legal settlement and related legal fees recorded in the third quarter of fiscal 2014 and a decrease in the expense recorded on liabilities for contingent consideration from $2.2 million for the thirty-nine weeks ended March 1, 2014 to $239,000 for the comparable period of 2015.

Index

OPERATING INCOME

As a result of the above, operating income was $72.0 million for the third quarter of fiscal 2015, compared to $46.6 million for the fiscal 2014 third quarter.  Operating income as a percent of net sales was 16.4% for the third quarter of fiscal 2015, compared to 11.7% for the third quarter of fiscal 2014.

For the thirty-nine weeks ended February 28, 2015, operating income was  $168.8 million compared to $98.5 million for the same period of fiscal 2014.  Operating income as a percent of net sales was 14.4% for the current period of fiscal 2015 compared to 9.2% for the same period of fiscal 2014.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended February 28, 2015 was $5.0 million, a decrease of $7.0 million, compared to $12.0 million for the comparable period of 2014.  As a percent of net sales, other income was 1.2% and 3.1% for the thirteen weeks ended February 28, 2015 and March 1, 2014, respectively.

Royalty income, related to oil and gas wells located on property we own in Texas, was $331,000 for the thirteen weeks ended February 28, 2015, a decrease of $706,000 primarily due to declining well production in the current period, compared to $1.0 million in the same period of fiscal 2014.

Patronage income was $4.3 million for thirteen weeks ended February 28, 2015 compared to $5.8 million for the same period of fiscal 2014 primarily due to a decrease in patronage dividends received from Eggland’s Best, Inc.

Equity in income of affiliates was $817,000 for the thirteen weeks ended February 28, 2015 compared to $1.5 million for the same period of fiscal 2014, primarily due to the purchase of our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”), effective March 1, 2014.

Other, net, decreased $4.2 million from income of $4.2 million for the thirteen weeks ended March 1, 2014 to expense of $84,000 for the same period of fiscal 2015.  This decrease was due to a non-taxable, non-cash gain of $4.0 million on the previously discussed purchase of our joint venture partner’s 50% interest in Delta Egg.  The gain represented the difference in the purchase price over the carrying value of our 50% investment in the unconsolidated joint venture.

Other income for the thirty-nine weeks ended February 28, 2015 was $7.6 million, a decrease of $7.2 million, compared to $14.8 million for the comparable period of 2014.  As a percent of net sales, other income was 0.6% and 1.4% for the thirty-nine weeks ended February 28, 2015 compared to the same period of fiscal 2014.

Net interest expense decreased $687,000 compared to the thirty-nine weeks ended March 1, 2014 primarily due to an increase in interest income from available for sale securities and a  reduction of interest expense due to lower Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $2.4 million for the thirty-nine weeks ended February 28, 2015, a decrease of $1.1 million compared to $3.5 million in the same period of fiscal 2014, primarily due to declining well production and oil prices during the current year partially offset by a bonus received for a new mineral rights lease signed during fiscal 2015.

Patronage income was $4.6 million for thirty-nine weeks ended February 28, 2015 compared to $6.1 million for the same period of fiscal 2014 primarily due to a decrease in patronage dividends received from Eggland’s Best, Inc.

Equity in income of affiliates was $1.5 million for the thirty-nine weeks ended February 28, 2015 compared to $2.5 million for the same period of fiscal 2014, primarily due to the purchase of our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”), effective March 1, 2014.

Index

Other, net, decreased $4.2 million from $4.8 million for the thirty-nine weeks ended March 1, 2014 to $549,000 for the same period of fiscal 2015.  This decrease was due to a non-taxable, non-cash gain of $4.0 million on the purchase of Delta Egg.

INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $77.0 million for the thirteen weeks ended February 28, 2015, compared to $58.5 million for last year’s comparable period. For the current thirteen-week period, income tax expense of $26.1 million was recorded, with an effective tax rate of 33.9%, compared to $15.6 million, with an effective rate of 26.7%, for last year’s comparable thirteen-week period.  The change in effective rate for the thirteen weeks ended February 28, 2015 relates primarily to the acquisition of Delta Egg in fiscal 2014.  Included in fiscal 2014 income tax expense were items related to the acquisition of Delta Egg, which resulted in a $3.3 million decrease to deferred income tax expense related to the outside basis of our equity investment in Delta Egg, with a corresponding non-recurring, non-cash $1.5 million reduction to income taxes expense on the non-taxable remeasurement gain associated with the acquisition.   There were no significant or unusual items impacting income tax expense for the thirteen weeks ended February 28, 2015.

For the thirty-nine weeks ended February 28, 2015, pre-tax income, less net income attributable to noncontrolling interest, was $175.5 million, compared to $112.9 million for last year’s comparable period. For the thirty-nine weeks ended February 28, 2015, income tax expense of $60.4 million was recorded, with an effective tax rate of 34.4%, compared to $35.2 million, with an effective rate of 31.1%, for last year’s comparable thirty-nine week period. The change in effective rate for the thirty-nine weeks ended February 28, 2015 relates primarily to the acquisition of Delta Egg in fiscal 2014.  Included in fiscal 2014 income tax expense were items related to the acquisition of Delta Egg.  There were no significant or unusual items impacting income tax expense for the thirty-nine weeks ended February 28, 2015.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, domestic manufacturer’s deduction, and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended February 28, 2015, net income attributable to noncontrolling interest in AEP and TEP was $77,000, compared to $103,000 for the same thirteen-week period of fiscal 2014.

For the thirty-nine weeks ended February 28, 2015, net income attributable to noncontrolling interest in AEP and TEP was $865,000, compared to $386,000 for the same period of fiscal 2014.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended February 28, 2015 was $50.9 million, or $1.06 per basic and $1.05 per diluted share, compared to net income of $42.9 million, or $0.89 per basic and diluted share for the same period last year.

Net income for the thirty-nine weeks ended February 28, 2015 was $115.1 million, or $2.39 per basic share and $2.38 per diluted share, compared to net income of $77.7 million, or $1.61 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 28, 2015 was $357.9 million, compared to $324.3 million at May 31, 2014.  Working capital is defined as current assets less current liabilities. Our current ratio was 3.63 at February 28, 2015, compared with 3.68 at May 31, 2014. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.3 million in outstanding standby letters of credit, which are collateralized by cash. Our long-term debt at February 28, 2015, including current maturities, amounted to $53.4 million,

Index

compared to $61.1 million at May 31, 2014. Refer to Note 9 of our May 31, 2014 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended February 28, 2015, $136.4 million in net cash was provided by operating activities, an increase of $65.5 million, compared to net cash provided by operations of $70.9 million for the comparable period in fiscal 2014.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations, as well as the impact on the first quarter of fiscal 2014 from the payment of the $28.0 million legal settlement described in Note 14 of our May 31, 2014 audited financial statements.

For the thirty-nine weeks ended February 28, 2015, approximately $109.5 million was provided from the sale of short-term investments and $140.0 million was used to purchase short-term investments. We used $8.2 million for our previously disclosed investment in Southwest Specialty Eggs, LLC joint venture.  Approximately $62.1 million was used to purchase property, plant and equipment, including construction projects discussed below.  We used approximately $7.7 million for principal payments on long-term debt and $31.9 million for payment of dividends.  These activities were the primary drivers of a cash decrease of approximately $1.5 million since May 31, 2014.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 28, 2015, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The following table represents material construction projects currently approved (in thousands):

Location	Project	Projected Completion	Projected Cost	Spent as of February 28, 2015	Remaining Projected Cost
Okeechobee, FL	Layer House Expansions	May 2015	$12,400	$10,435	$1,965
South Texas	Cage Free Layer & Pullet Houses	May 2015	50,910	45,159	5,751
Bremen, KY	Cage Free Layer & Pullet Houses	October 2015	16,470	11,062	5,408
Wharton, TX	Layer House Expansions	May 2015	5,910	4,569	1,341
Shady Dale, GA	Pullet Houses & Layer Houses	October 2015	7,680	3,510	4,170
Chase, KS	Organic Facility Expansion	May 2016	17,175	6,145	11,030
			$110,545	$80,880	$29,665

Looking forward to the rest of fiscal 2015, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued during the quarter ended February 28, 2015 that we expect will have a material impact on our consolidated financial statements.

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of February 28, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the periods ended November 29, 2014 and August 30, 2014, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 31, 2014, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Condensed Financial Statements, Note 14: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Index

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants – that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. As previously reported, on November 25, 2014, the Court entered final judgment dismissing all claims against the Company with prejudice and dismissing the Company from the case.  On January 23, 2015, direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company filed a motion either to exclude themselves from the settlement between the direct purchaser plaintiffs and the Company or to enlarge their time to opt out of the settlement by the direct purchaser plaintiffs and the Company and modify the final judgment entered on November 25, 2014.  On February 13, 2015, the Company filed its response in opposition. The Court has not ruled on this motion.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  Under the current schedule, the Court will hold a hearing on April 20-21, 2015, on the indirect purchaser plaintiffs’ motion for class certification.  The deadline for parties to file dispositive motions is July 2, 2015.

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

On January 20, 2015, the Court entered a final judgment dismissing all claims against the Company in Marsh Supermarkets, LLC v. United Egg Producers, Inc., et al., Case No. 2:14-cv-06640-GP, with prejudice, pursuant to the Company’s previously announced settlement with Marsh.

On December 30, 2014, the Court entered a final judgment dismissing all claims against the Company in Winn-Dixie Stores, Inc.; Roundy’s Supermarkets, Inc.; C&S Wholesale Grocers, Inc.; and H.J. Heinz Company, L.P. v. Michael Foods, Inc., et al., Case No. 2:11-cv-00510-GP, with prejudice, pursuant to the Company’s previously announced settlement with the Winn-Dixie plaintiffs.

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

Index

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

Five non-class cases remain pending against the Company.  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

Environmental Information Request

In July 2011, the Company received an information request (“Request”) from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates. On October 19, 2011, the Company timely responded to the Request by providing information on each of the subject facilities. The EPA subsequently sent a notice of noncompliance (“Notice”) dated March 29, 2012 to the Company which involved allegations of potential non-compliance with the Request and/or the Act. The Notice related to the Company’s Edwards, Mississippi facility only. The Company timely responded to the Notice on May 2, 2012. The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) provided certain preliminary findings to the Company alleging potential violations of the Act and/or the Mississippi Air and Water Pollution Control Law concerning unpermitted discharges of pollutants to water of the United States and/or Mississippi and violations of certain conditions established under the Company’s National Pollution Discharge Elimination System (NPDES) permit for the Edwards, Mississippi facility.  The Company has reached an agreement in principle with the EPA and the MDEQ to settle all claims related to the Edwards, Mississippi facility only, and the parties are in the process of finalizing formal settlement papers. The terms and conditions of the Consent Decree relate only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations.

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

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 30, 2015 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 30, 2015)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: March 30, 2015	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2015	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)