Form 10-K
period 2015-05-30
CAL-MAINE FOODS INC
filed 2015-07-20
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended   MAY 30, 2015

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

Yes  ☐No  ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 29, 2014, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,267,795,422

As of July 17, 2015,  43,697,844 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and might be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, such as avian influenza, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance these forward-looking statements will prove to be accurate.  Further, the forward‑looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2015, we sold approximately 1,063.1 million dozen shell eggs, which we believe represented approximately 23% of domestic shell egg consumption. Our total flock of approximately 33.7 million layers and 8.4 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are young female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. Specialty shell eggs include nutritionally enhanced, cage free, organic and brown eggs. They have been a significant segment of the market in recent years.  In fiscal 2015, specialty shell eggs and co-pack specialty shell eggs represented 27.2% and 2.8% of our shell egg dollar sales, respectively, and accounted for approximately 19.8% and 2.0%, respectively, of our total shell egg dozen volumes. In fiscal 2014, specialty shell eggs and co-pack specialty shell eggs represented 24.3% and 3.8% of our shell egg dollar sales, respectively, and accounted for approximately 17.2% and 2.7%, respectively, of our total shell egg dozen volumes.  Retail prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs, along with our associated joint ventures, under  exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.    We market cage free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the U.S.  We market organic, all natural, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed eighteen acquisitions ranging in size from 600,000 layers to 7.5 million layers.  Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. At December 31, 2014, 59 producers, owning at least one million layers, owned approximately 93% of total industry layers and the ten largest producers owned approximately 47% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging growth of about 1% per year. However, in each of the most recent three years, demand for shell eggs has grown approximately 2% per year.  According to U.S. Department of Agriculture (“USDA”), annual per capita U.S. consumption has varied between 248 and 263 eggs, since 2000. In calendar year 2014, per capita U.S. consumption was estimated to be 263 eggs, or approximately five eggs per person per week.  Per capita consumption is determined by dividing the total supply of eggs for the shell egg industry by the entire population in the U.S. (i.e. all eggs supplied domestically by the shell egg industry are consumed).

Prices for Shell Eggs

Shell egg prices are a critical component of profitability in the industry. We believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our non-specialty shell eggs at prices related to Urner Barry Spot Egg Market Quotations or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2015, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.53 per dozen compared to an average of $1.28 per dozen for fiscal years 2011 to 2014.  According to a USDA report as of June 1, 2015, the number of layers in the U.S. flock was down 10.6% compared to June 1, 2014.  This decrease is due to the outbreak of avian influenza in the upper Midwestern U.S. beginning in April of 2015 and is not expected to be indicative of future flock size.  The number of chicks hatched from January through June of 2015 was up 0.4% compared to the same period in 2014.  As a result of the reduced flock size, egg prices have moved significantly higher in recent months and are expected to remain high until the national laying hen flock can be replenished.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers, including us, are vertically integrated; manufacturing the majority of the feed they require for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors. Our feed prices for fiscal 2015 were 11% lower than fiscal 2014.    Favorable weather conditions and improved yields for the 2014 crop increased available supplies for both corn and soybean meal which decreased prices and favorably impacted our results for fiscal year 2015.  Wet conditions in the Midwestern U.S. could have an adverse effect on the 2015 crop and we expect the outlook for feed prices to remain volatile.  However, we expect supplies of both corn and soybean meal to be adequate.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed eighteen acquisitions. In addition, we have built numerous “in-line” shell egg production and processing facilities as well as pullet growing facilities which added to our capacity.  Each new shell egg production facility generally provides for the processing of approximately 400 cases of shell eggs or 12,000 dozen eggs per hour. The capacity increases have been accompanied by the retirement of older and less efficient facilities.  The “in-line” facilities provide gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.

As a result of our strategy, our total flock, including pullets, layers and breeders, increased from approximately 33.0 million at May 29, 2010 to approximately 42.1 million as of May 30, 2015.  The dozens of shell eggs sold increased from approximately 805.4 million in fiscal 2010 to approximately 1,063.1 million for fiscal 2015.  Net sales amounted to $910.1 million in fiscal 2010 compared to net sales of $1,576.1 million in fiscal 2015.

We continue to pursue opportunities to acquire companies engaged in the production and sale of shell eggs.  We will continue to evaluate and selectively pursue acquisitions that will expand our shell egg production capabilities in existing markets and broaden our geographic reach. We have extensive experience identifying, valuing, executing, and integrating acquisitions and we intend to leverage that experience in the evaluation and execution of future acquisitions. We will seek to acquire regional shell egg businesses with significant market share and long-standing customer relationships. We believe enhancing our national presence will help us further strengthen our relationships with existing customers, many of whom have operations across the U.S.

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

Through exclusive license agreements with EB in several key territories and our trademarked Farmhouse® and 4Grain® brands, we are one of the leading producers and marketers of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are generally less volatile than non-specialty shell egg prices, we believe growing our specialty eggs business will enhance the stability of our margins.  We expect the price of specialty eggs to remain at a premium to regular shell eggs, and intend to grow our specialty shell egg business.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Any such construction will require compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs.  We produce approximately 75% of our total shell eggs sold, with 94% of such production coming from company-owned facilities, and the other 6% coming from contract producers.  Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. We purchase approximately 25% of the total shell eggs we sell from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce the majority of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder and hatchery facilities producing 18.5 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 43 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 2.2 million dozen shell eggs per day. The shell eggs are processed, graded and packaged predominantly without handling by human hands. We have spent a cumulative total of $215.3 million over the past five years to expand and upgrade our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 62% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather and by various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  However, higher feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Egg production activities are subject to risks inherent in the agriculture industry, such as weather conditions and disease.  These risks are outside our control and could have a material adverse effect on our operations.  The marketability of shell eggs is subject to risks such as possible changes in food consumption preferences and practices reflecting perceived health concerns.

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

Marketing.  Of the 1,063.1 million dozen shell eggs sold by us in fiscal 2015, our flocks produced 798.8 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 67.9%, 68.5%, and 65.8%  of net sales dollars for fiscal 2015, 2014, and 2013, respectively. Two customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 25.7%, 28.2%, and 30.0% of net sales dollars during fiscal 2015, 2014, and 2013, respectively.

The majority of eggs sold are sold based on the daily or short-term needs of our customers.  Most sales to established accounts are on open account with terms ranging from seven to 30 days.  Although we have established long-term relationships with many of our customers, many of them are free to acquire shell eggs from other sources.

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

According to USDA reports, for the past five years, U.S. annual per capita consumption has grown from 249 eggs in 2009 to  263 eggs in 2014.  Each of the most recent three years has seen an increase of approximately 2% over the previous year.  We believe fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in the sustainability of current per capita egg consumption levels, however no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality.  Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten fiscal years, three of our first quarters resulted in net operating losses, and during this same period, two of our fourth quarters resulted in net operating losses.

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs are becoming a more significant segment of the shell egg market.  For fiscal 2015, specialty eggs accounted for 27.2% of our shell egg dollar sales and 19.8% of our shell egg dozens sold, as compared to 24.3% of shell egg dollar sales and 17.2% of shell egg dozens sold in fiscal 2014.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 2.8% of shell egg dollar sales and 2.0% of shell egg dozens sold in fiscal 2015, compared with 3.8% of shell egg dollar sales and 2.7% of shell egg dozens sold in fiscal 2014.  We produce and process Egg-Land’s Best® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 15.5% of our shell egg dollar sales in fiscal 2015, compared to 14.4% in fiscal 2014. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 11.4% of dozens sold for fiscal 2015, compared to 10.1% in fiscal 2014.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, with no animal fat, and no animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage free hens that are provided with a diet of all grain, vegetarian feed.  Our 4Grain® brand consists of both caged and cage free eggs.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 11.7% of our shell egg dollar sales in fiscal 2015, compared to 9.9% in fiscal 2014, and 8.4% of dozens sold for fiscal 2015, compared to 7.1% for fiscal 2014.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2015 and 2014 egg products represented approximately 3% of our net sales.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through our consolidated subsidiaies American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are directly related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers.  In 2014, 59 producers with one million or more layers owned 93% of the 305 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

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

Employees.  As of May 30, 2015, we had 2,872 employees, of whom 2,190 worked in egg production, processing and marketing, 175 worked in feed mill operations and 422 were administrative employees, including our executive officers.  Approximately 4.3% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

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

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On May 29, 2015, the last sale price of our Common Stock on NASDAQ was $56.69 per share.  Our fiscal year 2015 ended May 30, 2015, and the first three fiscal quarters of fiscal 2015 ended August 30, 2014, November 29, 2014, and February 28, 2015.  All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside our control.  As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production, or small decreases in demand, can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  Since calendar 2006, supplies have been more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching new highs in 2014.  In 2015, egg prices rose again due in part to a decrease in supply caused by the avian influenza outbreak in the upper Midwestern United States beginning in April 2015. There can be no assurance that shell egg prices will remain at or near current levels or that the supply of and demand for shell eggs will remain balanced in the future

Retail sales of shell eggs are greatest during the fall and winter months and lowest in the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 62% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

Due to the cyclical nature of our business, our financial results fluctuate from year to year and between different quarters within a single fiscal year.

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers have tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally has caused a drop in shell egg prices until supply and demand return to balance. As a result, our financial results from year to year vary significantly.  Additionally, as a result of seasonal fluctuations, our financial results fluctuate significantly between different quarters within a single fiscal year.

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

For the fiscal years 2015, 2014, and 2013, two customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 25.7%,  28.2%, and 30.0% of our net sales dollars, respectively.  For fiscal years 2015, 2014, and 2013, our top ten customers accounted for 67.9%,  68.5%, and 65.8% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

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

Shell eggs and shell egg products are vulnerable to contamination by pathogens such as Salmonella.  Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  In addition, products purchased from other producers could contain contaminants that may be inadvertently redistributed by us.  As such, we may decide or be required to recall a product if we or regulators believe it poses a potential health risk.  We do not maintain insurance to cover recall losses.  Any product recall could result in a loss of consumer confidence in our products, adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

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

Beginning in April of 2015, our industry has experienced a significant avian influenza outbreak, primarily in the upper Midwestern United States.  At the time of this filing, based on several published industry estimates, we believe that approximately 13% of the national flock of laying hens has been affected.  The affected laying hens have either been destroyed by the disease or euthanized.  The effect this outbreak has had on our industry is discussed throughout this filing.  There have been no positive tests for avian influenza at any of our locations, and we are significantly increasing the biosecurity measures at all of our facilities, however we cannot be certain that our flocks will not be affected.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, or HSUS, to require that all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards typically require minimum cage space for hens, among other requirements, but some of these groups have made legislative efforts to ban any form of caged housing in various states.  California’s Proposition 2 and Assembly Bill 1437 was effective January 1, 2015, and did increase the cost of production in that State.  Changing our procedures and infrastructure to conform to these types of laws or customer demand for these types of guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including cost increases from housing and husbandry practices, and the cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will face, in the future.

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

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 28.0% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams and his spouse own 74.7% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, and his spouse own 25.3% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.7% of the outstanding shares of our Common Stock. As a result, as of July 1, 2015, Mr. Adams and his spouse possessed 52.5%, and Messrs. Adams and Baker and their spouses collectively possessed  66.5%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker and Mr. Baker’s spouse.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of May 30, 2015, we had $29.2 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

             None.

ITEM 2.  PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of July 1, 2015, the facilities included three breeding facilities, two hatcheries, two wholesale distribution centers, 21 feed mills, 43 shell egg production facilities, 27 pullet growing facilities, and 40 processing and packing facilities.  We own significant interests in two companies that own egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of May 30, 2015, we owned approximately 25,461 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 24.9 million pullets annually, house 39.5 million laying hens, and control the production of 37.9 million layers, with the remainder controlled by contract growers. We own mills that can produce 744 tons of feed per hour, and processing facilities capable of processing 13,860 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $215.3 million.

ITEM 3.  LEGAL PROCEEDINGS

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling. Management believes the risk of material loss related to this matter to be remote.

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On November 25, 2014, after approving the parties’ settlement of the case, the Court entered final judgment dismissing all claims against the Company with prejudice and dismissing the Company from this direct purchaser class action.  On January 23, 2015, direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company filed a motion either to exclude themselves from the settlement between the direct purchaser plaintiffs and the Company or to enlarge their time to opt-out of the settlement between the direct purchaser plaintiffs and the Company and modify the final judgment entered on November 25, 2014.  On February 13, 2015, the Company filed its response in opposition.  On July 1, 2015, the Court held an evidentiary hearing on this motion.  The Court has not ruled on this motion.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification.  The Court has not ruled on that motion.  On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws.  Briefing on the parties’ respective motions for summary judgment will continue over the next two months, and the Court has not indicated when it will rule on these motions.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases.  On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases.  On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law.  Briefing on the parties’ respective motions for summary judgment will continue over the next two months, and the Court has not indicated when it will rule on these motions.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States.  Although plaintiffs allege a class period starting on January 1, 2000 and running “through the present,” the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The indirect purchaser putative class action seeks injunctive relief under the Sherman Act and damages under certain statutes and the common-law of various states.

Five of the original six non-class cases remain pending against the Company.  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

Florida Civil Investigative Demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation and has, on three occasions, entered into an agreement with the State of Florida tolling the statute of limitations applicable to any supposed claims the State is investigating. No allegations of wrongdoing have been made against the Company in this matter.

Environmental Information Request

In July 2011, the Company received an information request from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates.  The Company timely responded to the Request by providing information on each of the subject facilities.  The EPA subsequently sent a notice of noncompliance to the Company dated March 29, 2012 related only to the Company’s Edwards, Mississippi facility. The Company previously announced a settlement with the EPA and the Mississippi Department of Environmental Quality related to the notice, and a Consent Decree memorializing the settlement was entered on June 30, 2015 in the United States of America and State of Mississippi, by and through the Mississippi Commission on Environmental Quality v. Cal-Maine Foods, Inc. Civil Action No. 3:15-cv-00278-HTW-LRA, in the U.S. District Court for the Southern District of Mississippi, Northern Division. The terms and conditions of the settlement related only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations. Management believes the risk of material loss related to non-settled matters relating to the 2011 notice to be remote.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.  The last reported sale price for our Common Stock on July 16, 2015 was $53.66 per share. The following table sets forth the high and low daily sale prices and dividends per share for each of the four quarters of fiscal 2014 and fiscal 2015, as adjusted to reflect the effect of the 2-for-1 stock split effected in October 2014.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low	Dividends (1)

May 31, 2014	First Quarter	$25.94	$22.35	$0.034
	Second Quarter	27.48	22.92	0.181
	Third Quarter	30.31	24.71	0.296
	Fourth Quarter	34.88	27.74	0.217

May 30, 2015	First Quarter	$39.65	$34.58	$0.191
	Second Quarter	47.98	39.86	0.252
	Third Quarter	44.18	34.94	0.350
	Fourth Quarter	59.86	35.86	0.317

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock, all the outstanding shares of which are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse (74.7%), and his son-in-law Adolphus Baker, our President, Chief Executive Officer and Chairman of the Board and his spouse (25.3%).

Stockholders

At July 16, 2015, there were approximately 307 record holders of our Common Stock and approximately 27,678 beneficial owners whose shares were held by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 30, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-	$ -	935,260
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$ -	935,260
(a)	There were no outstanding options, warrants or rights as of May 30, 2015. There were 335,140 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of May 30, 2015
(b)	There were no outstanding options, warrants or rights as of May 30, 2015
(c)	Shares available for future issuance as of May 30, 2015 under our 2012 Omnibus Long-Term Incentive Plan (655,260)

For additional information, see Note 11 to Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 30	May 31	June 1	June 02	May 28
	2015	2014 *	2013 +	2012	2011
	52 wks	52 wks	52 wks	53 wks	52 wks
Statement of Operations Data (in thousands, except per shares data)
Net sales	$1,576,128	$1,440,907	$1,288,104	$1,113,116	$941,981
Cost of sales	1,180,407	1,138,143	1,073,555	911,334	757,050
Gross profit	395,721	302,764	214,549	201,782	184,931
Selling, general and administrative	160,386	156,712	126,956	113,130	101,448
Legal settlement expense	-	-	28,000	-	-
Operating income	235,335	146,052	59,593	88,652	83,483
Other income (expense):
Interest expense, net of interest income	(515)	(2,656)	(3,906)	(3,758)	(6,022)
Loss on early extinguishment of debt	-	-	-	-	(2,648)
Equity in income of affiliates	2,657	3,512	3,480	7,495	4,701
Gain on sale of investment in Eggland’s Best®	-	-	-	-	4,829
Distribution from Eggland’s Best®	-	-	-	38,343	-
Patronage dividends	6,893	6,139	14,300	6,607	4,885
Other, net	2,179	8,795	2,101	1,738	2,443
Total other income	11,214	15,790	15,975	50,425	8,188
Income before income tax and noncontrolling interest	246,549	161,842	75,568	139,077	91,671
Income tax expense	84,268	52,035	24,807	49,110	33,403
Net income including noncontrolling interest	162,281	109,807	50,761	89,967	58,268
Less: Net income (loss) attributable to noncontrolling interest	1,027	600	338	232	(2,571)
Net income attributable to Cal-Maine Foods, Inc.	$161,254	$109,207	$50,423	$89,735	$60,839
Net income per common share:
Basic	$3.35	$2.27	$1.05	$1.88	$1.28
Diluted	$3.33	$2.26	$1.05	$1.88	$1.27

Cash dividends per common share	$1.11	$0.73	$0.38	$0.63	$0.43

Weighted average shares outstanding:
Basic	48,136	48,095	47,967	47,750	47,710
Diluted	48,437	48,297	48,088	47,884	47,884
Balance Sheet Data (in thousands)
Working capital	$377,027	$324,292	$284,686	$301,546	$247,559
Total assets	928,653	811,661	745,627	726,316	640,843
Total debt (including current maturities)	50,860	61,093	65,020	76,220	88,161
Total stockholders’ equity	704,562	594,745	518,044	479,328	418,877

Operating Data:
Total number of layers at period-end (thousands)	33,696	32,372	30,967	26,174	26,819
Total shell eggs sold (millions of dozens)	1,063.1	1,013.7	948.5	884.3	821.4

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 30, 2015, May 31, 2014 (52 weeks), and June 1, 2013 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated.  We hatch chicks, grow and maintain flocks of pullets (young female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the U.S.  We market the majority of our shell eggs in the southwestern, southeastern, mid-western,  and mid-Atlantic regions of the U.S.  We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2005-2015 ranged from a low of $0.72 during 2005 to a high of $1.53 during fiscal 2015.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Beginning in April of 2015, our industry has experienced a significant avian influenza outbreak, primarily in the upper Midwestern U.S.  At the time of this filing, based on several published industry estimates, we believe that approximately 13% of the national flock of laying hens has been affected.  The affected laying hens have either been destroyed by the disease or euthanized.  As a result, egg prices have increased significantly. The average Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of April, May and June 2015 were $1.48, $1.56, and $2.46, respectively.  While the warmer summer months seem to have reduced further transmission of avian influenza, we expect egg prices to remain high until the national laying hen flock can be replenished. There have been no positive tests for avian influenza at any of our locations, and we are significantly increasing the biosecurity measures at all of our facilities, however we cannot be certain that our flocks will not be affected.

Additionally, there continues to be uncertainty in the industry surrounding the implementation of California’s Proposition 2 and Assembly Bill 1437, which relate to egg production standards, including minimum cage space, for eggs sold in that state.   This legislation was effective January 1, 2015. During January 2015, egg prices increased sharply and subsequently moderated.  Currently, egg prices in California reflect a premium to other regions that is higher than historical levels.  It is anticipated that future California prices will be higher than other regions of the country to reflect the higher cost of production related to the California standards. These new rules could impact future sales in California, and could also affect national egg production and supply, thereby increasing or decreasing prices throughout the country.  For fiscal 2015, less than 3% of our total egg sales were California sales.  We continue to monitor the effects of this legislation and how it could impact our business.

For fiscal 2015, we produced approximately 75% of the total number of shell eggs sold by us, with approximately 6% of such shell egg production provided by contract producers. Contract producers utilize their facilities to produce shell eggs from layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2015, approximately 25% of the total number of shell eggs sold by us was purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuation.  For fiscal 2015, feed costs averaged about 62% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For our last five fiscal years, average feed cost per dozen sold ranged from a low of $0.39 in fiscal 2011 to a high of $0.54 in fiscal 2013.  The cost of our primary feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased supplies of both corn and soybean meal for fiscal year 2015; however, we expect the outlook for feed prices to remain volatile.

During the fourth quarter of fiscal 2015, the Company entered into the Red River Valley Egg Farm, LLC (“Red River”) joint venture with Rose Acre Farms, Inc.  The joint venture will build and operate a state of the art shell egg production complex near Bogata, Red River County, Texas.  The plans for the complex provide capacity for approximately 1.8 million cage-free laying hens.  Construction of the complex has commenced, and the initial flocks are expected to be placed in November 2015.  We did not incur material costs associated with the joint venture in fiscal 2015.

The acquisition of our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) and the purchases of the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc. as described in Note 2 of the Notes to the Consolidated Financial Statements are referred to below as the “Acquisitions”.  Our fiscal 2015, 2014 and 2013 financial results include the operations of Delta Egg beginning March 1, 2014, Maxim beginning November 15, 2012, and Pilgrim’s Pride beginning August 10, 2012.  Prior to March 1, 2014, our 50% interest in the earnings of Delta Egg was included in equity in earnings of affiliates under the equity method of accounting.

We effected a 2-for-1 stock split for shares of our common stock and Class A common stock in October 2014, and all per share amounts in this report have been adjusted as necessary to reflect the split.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	May 30, 2015	May 31, 2014	June 1, 2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	79.0	83.3
Gross profit	25.1	21.0	16.7
Selling, general & administrative expenses	10.2	10.9	9.9
Legal settlement expense	-	-	2.2
Operating income	14.9	10.1	4.6
Other income	0.7	1.1	1.2
Income before taxes	15.6	11.2	5.8
Income tax expense	5.3	3.6	1.9
Net income including noncontrolling interests	10.3	7.6	3.9
Less: Net income (loss) attributable to noncontrolling interests	0.1	0.0	0.0
Net income attributable to Cal-Maine Foods, Inc.	10.2%	7.6%	3.9%

Executive Overview of Results – May 30, 2015, May 31, 2014, and June 1, 2013

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

Fiscal Year ended	May 30, 2015	May 31, 2014	June 1, 2013

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$ 161,254	$ 109,207	$ 50,423
Gross profit (in thousands)	395,721	302,764	214,549
Net average shell egg selling price (rounded)	1.43	1.36	1.30
Average Urner Barry Spot Egg Market Quotations[1]	1.53	1.43	1.35
Feed cost per dozen produced	0.439	0.493	0.540

1-	Average Thursday price for the large market (i.e. generic shell eggs) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability have often reflected increased consumer demand relative to supply while the periods of significant loss have often reflected excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal year 2013, feed costs increased significantly and our average net selling price increased compared to the prior year.  In fiscal 2014 and 2015, our average net selling price continued to increase, reflecting strong demand for shell eggs across our markets, and feed costs decreased each year over the previous year.  Net income for fiscal 2015 increased significantly compared to the prior year, primarily due to an increase in dozens sold and selling prices and a decrease in feed costs.

Fiscal Year Ended May 30, 2015 Compared to Fiscal Year Ended May 31, 2014

NET SALES

In fiscal 2015, approximately 97% of our net sales consisted of shell eggs and approximately 3% was egg products.  Net sales for the fiscal year ended May 30, 2015 were $1,576.1 million, an increase of $135.2 million, or 9.4%, from net sales of $1,440.9 million for fiscal 2014.  In fiscal 2015 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2014. In fiscal 2015 total dozens of shell eggs sold were 1,063.1 million, an increase of 49.4 million dozen, or 4.9%, compared to 1,013.7 million sold in fiscal 2014. Our average selling price of shell eggs increased from $1.362 per dozen for fiscal 2014 to $1.429 per dozen for fiscal 2015, an increase of $0.067 per dozen, or 4.9%, reflecting strong demand for shell eggs across our markets and a higher percentage of specialty egg sales.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended		Quarters Ended
	(52 weeks)		(13 weeks)
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
	(Amounts in thousands)		(Amounts in thousands)
Total net sales	$ 1,576,128	$ 1,440,907	$ 403,011	$ 371,582

Non-specialty shell egg sales	1,059,070	990,073	268,625	252,869
Specialty shell egg sales	416,127	337,243	110,696	90,632
Co-pack specialty shell egg sales	43,282	52,786	10,278	13,950
Other	11,769	7,590	2,710	1,759
Net shell egg sales	$ 1,530,248	$ 1,387,692	$ 392,309	$ 359,210

Net shell egg sales as a percent of total net sales	97%	96%	97%	97%

Non- specialty shell egg dozens sold	830,770	812,031	204,138	195,555
Specialty shell egg dozens sold	210,606	174,364	55,699	46,681
Co-pack specialty shell egg dozens sold	21,710	27,301	5,046	7,203
Total dozens sold	1,063,086	1,013,696	264,883	249,439

Net average selling price per dozen	$ 1.429	$ 1.362	$ 1.471	$ 1.433

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   The non-specialty shell egg market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2015, non-specialty shell eggs represented approximately 69.2% of our shell egg dollar sales, compared to 71.3% for fiscal 2014.   Sales of non-specialty shell eggs accounted for approximately 78.1% of our total shell egg dozen volumes in fiscal 2015, compared to 80.1% in fiscal 2014.

For the thirteen-week period ended May 30, 2015, non-specialty shell eggs represented approximately 68.5% of our shell egg dollar sales, compared to 70.4% for the thirteen-week period ended May 31, 2014.   For the thirteen-week period ended May 30, 2015, non-specialty shell eggs accounted for approximately 77.1% of the total shell egg dozen volume, compared to 78.4% for the thirteen-week period ended May 31, 2014.

Specialty eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continued to make up a larger portion of our total shell egg sales dollars and dozens in fiscal 2015.  For fiscal 2015, specialty eggs accounted for 27.2% of shell egg dollar sales, compared to 24.3% in fiscal 2014, and 19.8% of shell egg dozens sold in fiscal 2015, compared to 17.2% in fiscal 2014.  Additionally, for fiscal 2015, specialty eggs sold through co-pack arrangements accounted for 2.8% of shell egg dollar sales, compared to 3.8% in fiscal 2014, and 2.0% of shell egg dozens sold in fiscal 2015, compared to 2.7% in fiscal 2014.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the increased benefits from these products.

For the thirteen-week period ended May 30,  2015, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 28.2% and 2.6%, of our shell egg dollar sales, compared to 25.2% and 3.9% for the thirteen-week period ended May 31, 2014, respectively.   For the thirteen-week period ended May 30, 2015, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 21.0% and 1.9% of the total shell egg dozen volume, compared to 18.7% and 2.9%  for the thirteen-week period ended May 31, 2014, respectively.

The shell egg sales classified as “Other” represent hard cooked eggs, hatching eggs, and/or other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.    Our egg products are sold through our

consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).    For fiscal 2015 our egg product sales were $45.4 million, an increase of $3.6 million, or 8.6%, compared to $41.8 million for fiscal 2014.  Our volume of egg products sold for fiscal 2015 was 51.0 million pounds, an increase of 2.1 million pounds, or 4.3%, compared to 48.9 million pounds for fiscal 2014.   The increases in sales volume and market prices in the current fiscal year were due to increased industry demand for egg products, driven by the quick serve restaurant industry as well as export sales.  In fiscal 2015, the price per pound of egg products sold was $0.891 compared to $0.855 for fiscal 2014, an increase of 4.2%.

COST OF SALES

Cost of sales consists of costs directly related to producing, processing and packing shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products and other non-egg costs.  Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.    The following table presents the key variables affecting our cost of sales:

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	May 30, 2015	May 31, 2014	Percent Change	May 30, 2015	May 31, 2014	Percent Change
Cost of sales:
Farm production	$558,580	$575,392	(2.9)%	$138,580	$171,140	(19.0)%
Processing and packaging	173,181	156,088	11.0%	45,056	41,983	7.3%
Outside egg purchases and other	413,863	371,885	11.3%	101,029	57,336	76.2%
Total shell eggs	1,145,624	1,103,365	3.8%	284,665	270,459	5.3%
Egg products	33,886	33,509	1.1%	8,640	9,436	(8.4)%
Other	897	1,269	(29.3)%	311	396	(21.5)%
Total	$1,180,407	$1,138,143	3.7%	$293,616	$280,291	4.8%

Farm production cost (per dozen produced)
Feed	$0.44	$0.49	(10.2)%	$0.41	$0.48	(14.6)%
Other	0.26	0.25	4.0%	0.27	0.26	3.8%
Total	$0.70	$0.74	(5.4)%	$0.68	$0.74	(8.1)%

Outside egg purchases (average cost per dozen)	$1.41	$1.37	2.9%	$1.43	$1.44	(0.7)%

Dozen produced	798,842	750,302	6.5%	201,763	195,630	3.1%
Dozen sold	1,063,086	1,013,696	4.9%	264,883	249,439	6.2%

Cost of sales for the fiscal year ended May 30, 2015  was $1,180.4 million, an increase of $42.3 million, or 3.7%, compared to $1,138.1 million for fiscal 2014.  Dozens produced increased and dozens purchased from outside shell egg producers increased for fiscal 2015 while cost of feed ingredients decreased in fiscal 2015 compared to fiscal 2014.  This fiscal year we produced 75.1% of the eggs sold by us, as compared to 74.0% for the previous year. Feed cost for fiscal 2015 was $0.44 per dozen, compared to $0.49 per dozen for the prior fiscal year, a decrease of 10.2%.  Gross profit increased from 21.0% of net sales for fiscal 2014 to 25.1% of net sales for fiscal 2015, primarily as a result of lower feed costs and increased egg selling prices.

Cost of sales for the thirteen-week period ended May 30, 2015 was $293.6 million, an increase of $13.3 million, or 4.8%, compared to  $280.3 million for the thirteen-week period ended May 31, 2014.  Feed cost per dozen for the fourth quarter of fiscal 2015 was $0.41, compared to $0.48 for comparable fiscal 2014 fourth quarter, a decrease of 14.6%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks
(Amounts in thousands)	May 30, 2015	May 31, 2014	Change
Stock compensation expense	$ 2,955	$ 1,794	$ 1,161
Specialty egg expense	53,966	46,298	7,668
Payroll and overhead	31,965	29,413	2,552
Other expenses	24,501	36,161	(11,660)
Delivery expense	46,999	43,046	3,953
Total	$ 160,386	$ 156,712	$ 3,674

Selling, general and administrative expenses, which include costs of marketing, distribution, accounting and corporate overhead, were  $160.4 million in fiscal 2015, an increase of $3.7 million, or 2.3%, compared to $156.7 million for fiscal 2014.   Stock compensation expense increased $1.2 million for the current fiscal year.  Stock compensation expense is dependent on the closing price of the Company’s Common Stock.  For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. For additional information, see Note 11 to  Notes to Consolidated Financial Statements.  The increase in specialty egg expense for fiscal 2015 compared to fiscal 2014 is attributable to  a 20.8% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  As a percentage of net sales, payroll and overhead is 2.0% for fiscal 2015 and fiscal 2014.  Other expenses, which include expenses for repairs, professional fees, and insurance, decreased for fiscal 2015 compared with fiscal 2014 as a result of a 2014 confidential legal settlement and related legal fees as well as decreases in other tax expense.  During fiscal 2015 we recognized $239,000 in expense resulting from the increase in fair value of contingent consideration applicable to acquisitions, compared to $4.4 million in fiscal 2014, both of which are reflected in other expenses.   See Note 16 to Notes to Consolidated Financial Statements for additional information.  As a percentage of net sales, delivery expense is 3.0% for fiscal 2015 and fiscal 2014.  As a percent of net sales, selling, general and administrative expense decreased from 10.9% in fiscal 2014 to 10.2% in fiscal 2015.

	Quarters Ended
	13 Weeks
(Amounts in thousands)	May 30, 2015	May 31, 2014	Change
Stock compensation expense	$ 1,290	$ 753	$ 537
Specialty egg expense	14,217	12,414	1,803
Payroll and overhead	8,920	9,507	(587)
Other expenses	6,679	9,499	(2,820)
Delivery expense	11,738	11,590	148
Total	$ 42,844	$ 43,763	$ (919)

Selling, general, and administrative expense was $42.8 million for the thirteen-week period ended May 30, 2015, a decrease of $919,000, or 2.1%, compared to $43.8 million for the thirteen-week period ended May 31, 2014.  Other expenses for the thirteen-week period ended May 30, 2015, decreased $2.8 million, or 29.7%, compared to the same period of fiscal 2014, primarily as a result of the previously discussed decrease in expense resulting from the fair value of contingent consideration on our acquisition of Maxim as well as a decrease in other tax expense.  This decrease is partially offset by the increase in specialty egg expense for the thirteen-week period ended May 30, 2015 compared to the same period of fiscal 2014 which is attributable to  a 19.3% increase specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.

OPERATING INCOME

As a result of the above, our operating income was $235.3 million for fiscal 2015, compared to $146.1 million for fiscal 2014.  Operating income as a percent of net sales for fiscal 2015 was 14.9%, compared to 10.1% for fiscal 2014.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, equity in earnings of affiliates, among other items. Total other income for fiscal 2015 was $11.2 million compared to $15.8 million for fiscal 2014.  As a percent of net sales, total other income was 0.7% for fiscal 2015, compared to 1.12% for fiscal 2014.

Other income, net, decreased from $8.8 million in fiscal 2014 to $2.2 million in fiscal 2015 primarily due to a fiscal 2014 non-taxable, non-cash gain of $4.0 million for the remeasurement of our equity interest in Delta Egg to the fair value in connection with the purchase of our joint venture partner’s 50% membership interest on March 1, 2014, as well as a $1.4 million decrease in royalty income related to oil and gas wells located on property we own in Texas.  For additional information see Note 2 to Notes to Consolidated Financial Statements.

INCOME TAXES

For the fiscal year ended May 30, 2015, our pre-tax income was $246.5 million, compared to $161.8 million for fiscal 2014.  Income tax expense of $84.3 million was recorded for fiscal 2015 with an effective income tax rate of 34.3%, compared to $52.0 million for fiscal 2014 with an effective income tax rate of 32.1%.  Included in fiscal 2014 income tax expense are items related to the acquisition of Delta Egg, which resulted in a $3.3 million decrease to deferred income tax expense related to the outside basis of our equity investment in Delta Egg, with a corresponding non-recurring, non-cash $1.5 million reduction to income taxes expense on the non-taxable remeasurement gain associated with the acquisition.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest in AEP and TEP for fiscal 2015 was $1.0 million as compared to $600,000 for fiscal 2014.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2015 was $161.3 million, or $3.35 per basic share and $3.33 per diluted share, compared to $109.2 million, or $2.27 per basic share and $2.26 per diluted share for fiscal 2014.

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

COST OF SALES

Cost of sales consists of costs directly related to producing, processing and packing shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products and other non-egg costs.  Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.    The following table presents the key variables affecting our cost of sales:

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

Farm production cost (per dozen produced)
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

On a comparable basis, excluding the Acquisitions, cost of sales for the fiscal year ended May 31, 2014 were $1,005.6 million, an increase of $21.6 million, or 2.2%, compared to cost of sales of $984.0 million for the fiscal year ended June 1, 2013.

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

Selling, general and administrative expenses include costs of marketing, distribution, accounting and corporate overhead.  Selling, general and administrative expense was $156.7 million in fiscal 2014, an increase of $29.8 million, or 23.4%, compared to $127.0 million for fiscal 2013. Excluding the Acquisitions, selling, general, and administrative expense for fiscal year 2014 was $137.2 million, an increase of $17.6 million, or 14.7%, compared to $119.6 million in fiscal year 2013.  Stock compensation expense increased $1.2 million for the current fiscal year.  Stock compensation expense is dependent on the closing price of the Company’s Common Stock.  For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense.  The increase in specialty egg expense for fiscal 2014 compared to fiscal 2013 is attributable to a 12.1% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  Excluding the Acquisitions, payroll and overhead increased compared to the same period the prior year due to general salary increases. As a percentage of net sales, payroll and overhead is 2.1% for fiscal 2014 and fiscal 2013.  Excluding the Acquisitions, other expenses, which include expenses for repairs, professional fees, and insurance, increased as a result of a confidential legal settlement and related legal fees as well as increases in audit and other tax expense.  During fiscal 2014 we recognized $4.4 million in expense resulting from the increase in fair value of contingent consideration applicable to acquisitions compared to fiscal 2013 when we recognized $1.3 million in income from the decrease in the fair value of the contingent consideration, both of which are reflected in other expenses.   See Note 16 to Notes to Consolidated Financial Statements for additional information.  Delivery expense increased compared to fiscal 2013 due to an increase in contract trucking.  As a percent of net sales, selling, general and administrative expense increased from 10.1% in fiscal 2013 to 10.9% in fiscal 2014.

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

OPERATING INCOME

As a result of the above, our operating income was $146.1 million for fiscal 2014, compared to $59.6 million for fiscal 2013.  Operating income as a percent of net sales for fiscal 2014 was 10.1%, compared to 4.6% for fiscal 2013.  In fiscal 2013 we recorded legal settlement expense of $28.0 million related to the previously disclosed settlement reached in the In re Processed Egg Products Antitrust litigation.

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

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2014 was $109.2 million, or $2.27 per basic share and $2.26 per diluted share, compared to $50.4 million, or $1.05 per basic and diluted share for fiscal 2013.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at May 30, 2015 was $377.0 million, compared to $324.3 million at May 31, 2014. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 3.86 at May 30, 2015 compared to 3.68 at May 31, 2014. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have $3.7 million in outstanding standby letters of credit, which are collateralized with cash.  Our long-term debt at May 30, 2015, including current maturities, amounted to $50.9 million, compared to $61.1 million at May 31, 2014.  See Note 9 in the notes to consolidated financial statements for information regarding our long-term debt instruments.

Net cash provided by operating activities was $195.3 million and $123.9 million for the fiscal years 2015 and 2014, respectively.  Improved operating income as a result of improved gross profit margins contributed greatly to our positive cash flow from operations in fiscal 2015 compared to fiscal 2014,  as well as fiscal 2014 payment of a $28.0 million legal settlement described in Note 14 to Notes to Consolidated Financial Statements.  As discussed above, our gross profit margins increased in fiscal 2015 primarily as a result of an increase in egg prices and dozens sold and a decrease in feed costs compared to fiscal 2014.

For fiscal 2015, approximately $146.8 million was provided from the sale of short-term investments, $202.5 million was used for the purchase of short-term investments and net payments of $2.0 million were received from notes receivable and investments in affiliates.   We used $8.2 million for our investment in Southwest Specialty Egg LLC joint venture.  For additional information see Note 3 to Notes to Consolidated Financial Statements.  Approximately $82.3 million was used for purchases of property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $48.9 million was used for payment of dividends on common stock and $10.2 million was used for principal payments on long-term debt.  The net result of these activities was a decrease in cash of $5.9 million from May 31, 2014.

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

For fiscal 2014, approximately $108.1 million was provided from the sale of short-term investments, $142.6 million was used for the purchase of short-term investments and net payments of $5.0 million were received from notes receivable and investments in affiliates.   We used $11.5 million for the purchase of our joint venture partner’s 50% interest in Delta Egg.  Approximately $59.2 million was used to purchase property, plant and equipment.  Approximately $24.5 million was used for payment of dividends on common stock and $10.7 million was used for principal payments on long-term debt.  The net result of these activities was a decrease in cash of $10.5 million from June 1, 2013.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 30, 2015, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Company expects to fund its 50% share of approximately $73 million of construction and startup costs for the previously discussed Red River joint venture during fiscal 2016.  Additionally, the following table represents material construction projects approved  as of July 17, 2015 (in thousands):

Location	Project	Projected Completion	Projected Cost	Spent as of May 30, 2015	Remaining Projected Cost
Okeechobee, FL	Layer House Expansions	August 2015	$12,400	$11,226	$1,174
South Texas	Cage Free Layer & Pullet Houses	August 2015	50,910	47,475	3,435
Bremen, KY	Cage Free Layer & Pullet Houses	October 2015	16,470	14,686	1,784
Wharton, TX	Layer House Expansions	August 2015	5,910	5,370	540
Shady Dale, GA	Pullet Houses & Layer Houses	October 2015	7,872	6,234	1,638
Chase, KS	Organic Facility Expansion	May 2016	17,175	9,518	7,657
Delta, UT	California Compliant Layer House Expansions	April 2017	10,700	-	10,700
			$121,437	$94,509	$26,928

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

	Total	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Over 5 years
Long-Term Debt (Principal)	$ 50,860	$ 10,065	$ 20,265	$ 8,439	$ 5,091	$ 3,300	$ 3,700
Long-Term Debt (Interest)	6,876	2,784	2,106	996	583	307	100
Operating Leases	1,308	493	441	310	57	7	-
Total	$ 59,044	$ 13,342	$ 22,812	$ 9,745	$ 5,731	$ 3,614	$ 3,800

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In the normal course of business, we extend credit to our customers on a short-term basis.  Although credit risk associated with our customers is considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected.  For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due.

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

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  Our ownership percentages in these companies range from less than 20% to 50%.  These investments are recorded using the cost or equity method, and accordingly, not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $13.1 million at May 30, 2015. The combined total assets and total liabilities of these companies were approximately $357.4 million and $57.1 million, respectively, at May 30, 2015.

GOODWILL

At May 30, 2015, goodwill represented 3.1% of total assets and 4.1% of stockholders’ equity.  Goodwill relates to the following:

Fiscal Year	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$ 3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revised Hillandale incremental purchase price	9,257
2009	Revised Hillandale incremental purchase price	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revised Hillandale incremental purchase price	(338)
2013	Acquisition of Maxim Production Co., Inc.	2,300
2014	Purchase of joint venture partner’s 50% in Delta Egg	4,779
	Total Goodwill	$ 29,196

Goodwill is evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

REVENUE RECOGNITION AND DELIVERY COSTS

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee for the arrangement is determinable; and
•	Collectability is reasonably assured.

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $47.0 million, $43.0 million, and $38.1 million in fiscal years 2015,  2014, and 2013, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

SALES INCENTIVES PROVIDED TO CUSTOMERS

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers (e.g., percentage discounts off current purchases), inducement offers (e.g., offers for future discounts subject to a minimum current purchase), and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the sales price of the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to sales price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount and inducement offers are presented as a net amount in ‘‘Net sales.’’

STOCK BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  See Note 11: Stock Compensation Plans in the notes to the consolidated financial statements for more information.

INCOME TAXES

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes.  We are periodically audited by taxing authorities.  Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control.  For example, feed costs, which during fiscal 2015 averaged 62% of our total farm egg production cost, decreased 11% per dozen produced year-over-year.    We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as generic shell egg prices.  The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient		Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the current fiscal year
Corn	$0.25	change in the average market price per bushel	$ 0.01	$ 7,988,420
Soybean Meal	$25.00	change in the average market price per ton	$ 0.01	$ 7,988,420

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal, except to the limited extent described in Note 20 to Consolidated Financial Statements.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates.  We maintain all of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $1.1 million at May 30, 2015.

We are a party to no other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2015 and May 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 30, 2015.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 30, 2015 and May 31, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 30, 2015, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 17, 2015, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas

July 17, 2015

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for par value amounts)

	May 30	May 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$8,667	$14,521
Investment securities available-for-sale	249,961	194,738
Receivables:
Trade receivables, less allowance for doubtful
accounts of $513 in 2015 and $430 in 2014	99,013	82,978
Other	2,964	4,538
	101,977	87,516

Inventories	146,260	146,117
Prepaid expenses and other current assets	2,099	2,501
Total current assets	508,964	445,393

Other assets:
Other investments	18,843	6,786
Notes receivable – noncurrent	-	211
Goodwill	29,196	29,196
Other intangible assets	7,560	10,423
Other long-lived assets	5,300	4,717
	60,899	51,333
Property, plant and equipment, less accumulated
depreciation	358,790	314,935
Total assets	$928,653	$811,661

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$44,709	$38,974
Accrued dividends payable	15,372	10,497
Accrued wages and benefits	16,939	15,205
Accrued income taxes payable	5,288	2,983
Accrued expenses and other liabilities	9,173	12,775
Current maturities of long-term debt	10,065	10,216
Deferred income taxes	30,391	30,451
Total current liabilities	131,937	121,101

Long-term debt, less current maturities	40,795	50,877
Other noncurrent liabilities	5,745	4,436
Deferred income taxes	45,614	40,502
Total liabilities	224,091	216,916

Commitments and contingencies – See Notes 8, 9, and 14

Stockholders' equity:
Common stock, $.01 par value
Authorized shares - 120,000 in 2015 and 2014
Issued 70,261 shares in 2015 and 2014 with
43,698 and 43,562 shares outstanding, respectively	703	351
Class A convertible common stock, $.01 par value
Authorized shares - 4,800 in 2015 and 2014
Issued and outstanding shares - 4,800 in 2015 and 2014	48	24
Paid-in capital	43,304	40,476
Retained earnings	679,969	572,874
Accumulated other comprehensive income, net of tax	22	561
Common stock in treasury, at cost –26,563 shares in 2015
and 26,699 in 2014	(20,482)	(20,453)
Total Cal-Maine Foods, Inc. stockholders' equity	703,564	593,833
Noncontrolling interest in consolidated entities	998	912
Total stockholders’ equity	704,562	594,745
Total liabilities and stockholders' equity	$928,653	$811,661

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Fiscal years ended
	May 30	May 31	June 1
	2015	2014	2013
Net sales	$1,576,128	$1,440,907	$1,288,104
Cost of sales	1,180,407	1,138,143	1,073,555
Gross profit	395,721	302,764	214,549
Selling, general and administrative	160,386	156,712	126,956
Legal settlement expense (see Note 14)	-	-	28,000
Operating income	235,335	146,052	59,593

Other income (expense):
Interest expense	(2,313)	(3,755)	(4,488)
Interest income	1,798	1,099	582
Patronage dividends	6,893	6,139	14,300
Equity in income of affiliates	2,657	3,512	3,480
Other, net	2,179	8,795	2,101
Total other income	11,214	15,790	15,975
Income before income taxes and noncontrolling interest	246,549	161,842	75,568
Income tax expense	84,268	52,035	24,807
Net income including noncontrolling interest	162,281	109,807	50,761
Less: Net income attributable to noncontrolling interest	1,027	600	338
Net income attributable to Cal-Maine Foods, Inc.	$161,254	$109,207	$50,423

Net income per share:
Basic	$3.35	$2.27	$1.05
Diluted	$3.33	$2.26	$1.05
Weighted average shares outstanding:
Basic	48,136	48,095	47,967
Diluted	48,437	48,297	48,088

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal years ended
	May 30	May 31	June 1
	2015	2014	2013
Net income, including noncontrolling interests	$162,281	$109,807	$50,761

Other comprehensive income, before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(143)	392	724

(Increase) decrease in accumulated postretirement benefits obligation, net of reclassification adjustments	(741)	255	(89)

Other comprehensive income (loss), before tax	(884)	647	635

Income tax (benefit) expense related to items of other comprehensive income (loss)	(345)	252	247

Other comprehensive income (loss), net of tax	(539)	395	388

Comprehensive income	161,742	110,202	51,149

Less: comprehensive income attributable to the noncontrolling interest	1,027	600	338

Comprehensive income attributable to Cal-Maine Foods, Inc.	$160,715	$109,602	$50,811

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid-In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Income	Interests	Total
Balance at June 2, 2012	35,130	$ 351	2,400	$ 24	13,609	$ (20,843)	$ 33,651	$ 466,164	$ (222)	$ 203	$ 479,328
Dividends								(18,105)			(18,105)
Issuance of common stock from treasury					(114)	174	4,826				5,000
Issuance of restricted stock from treasury, net of forfeitures					(63)	97	(97)				-
Restricted stock compensation expense							292				292
Tax benefit on nonqualifying disposition of incentive stock options							380				380
Reclassification equity of Texas Egg Products, LLC in connection with acquisitions - see Note 2								229		(229)	-
Net income for fiscal 2013								50,423		338	50,761
Other comprehensive income									388		388
Balance at June 1, 2013	35,130	$ 351	2,400	$ 24	13,432	$ (20,572)	$ 39,052	$ 498,711	$ 166	$ 312	$ 518,044
Dividends								(35,044)			(35,044)
Issuance of restricted stock from treasury, net of forfeitures					(63)	98	(98)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					1	(9)					(9)
Proceeds from stock option exercise					(20)	30	88				118
Restricted stock compensation expense							1,274				1,274
Tax benefit on nonqualifying disposition of incentive stock options							160				160
Net income for fiscal 2014								109,207		600	109,807
Other comprehensive income									395		395
Balance at May 31, 2014	35,130	$ 351	2,400	$ 24	13,350	$ (20,453)	$ 40,476	$ 572,874	$ 561	$ 912	$ 594,745
Dividends								(53,784)			(53,784)
2-for-1 stock split effected in the form of a dividend	35,131	352	2,400	24	13,340	(133)	132	(375)			-
Issuance of restricted stock from treasury, net of forfeitures					(91)	70	(70)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock						(2)	2				-
Proceeds from stock option exercise					(36)	36	101				137
Restricted stock compensation expense							2,268				2,268
Tax benefit on nonqualifying disposition of incentive stock options							395				395
Distribution to noncontrolling interest partners										(941)	(940)
Net income for fiscal 2015								161,254		1,027	162,281
Other comprehensive loss, net of tax									(539)		(539)
Balance at May 30, 2015	70,261	$ 703	4,800	$ 48	26,563	$ (20,482)	$ 43,304	$ 679,969	$ 22	$ 998	$ 704,562

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended
	May 30	May 31	June 1
	2015	2014	2013
Cash flows from operating activities
Net income including noncontrolling interests	$162,281	$109,807	$50,761
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	40,708	37,203	34,173
Deferred income taxes	5,108	7,625	(5,747)
Equity in income of affiliates	(2,657)	(3,512)	(3,480)
Non-cash gain on Delta Egg acquisition	—	(3,976)	—
Loss on disposal of property, plant and equipment	568	651	1,496
Stock compensation expense, net of amounts paid	2,268	1,273	411
Impairment (recovery) of note receivable	(584)	—	912
(Gain) loss on fair value adjustment of contingent consideration	256	4,359	(1,250)
Change in operating assets and liabilities, net
of effects from acquisitions:
Increase in receivables and other assets	(18,961)	(2,282)	(21,670)
(Increase) decrease in inventories	(143)	8,909	(6,377)
Decrease in accrued expenses for payment of legal settlement expense	—	(28,000)	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,486	(8,137)	8,309
Net cash provided by operating activities	195,330	123,920	57,538

Cash flows from investing activities
Purchases of investments	(202,506)	(142,585)	(181,721)
Sales of investments	146,779	108,117	188,110
Acquisition of businesses, net of cash acquired	—	(11,548)	(74,907)
Investment in Southwest Specialty Egg LLC	(8,160)	—	—
Payments received on notes receivable and
from investments in affiliates	2,019	5,003	6,640
Purchases of property, plant and equipment	(82,263)	(59,188)	(26,290)
Increase in notes receivable and investments in affiliates	—	—	(294)
Net proceeds from disposal of property,
plant and equipment	2,499	818	124
Net cash used in investing activities	(141,632)	(99,383)	(88,338)

Cash flows from financing activities
Principal payments on long-term debt	(10,233)	(10,745)	(11,200)
Distributions to noncontrolling interest partners	(940)	—	—
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	531	279	380
Payments of dividends	(48,910)	(24,534)	(30,524)
Net cash used in financing activities	(59,552)	(35,000)	(41,344)
Decrease in cash and cash equivalents	(5,854)	(10,463)	(72,144)
Cash and cash equivalents at beginning of year	14,521	24,984	97,128
Cash and cash equivalents at end of year	$8,667	$14,521	$24,984

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$75,533	$41,626	$42,667
Interest (net of amount capitalized)	2,313	3,152	3,543

Supplemental schedule of non-cash investing and financing activity:
Issuance of stock from treasury (see Note 2)	—	—	5,000
Contingent consideration recognized in acquisition of business	—	—	2,500

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 30, 2015

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cal-Maine Foods, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company is principally engaged in the production, processing and distribution of shell eggs. The Company’s operations are significantly affected by the market price fluctuation of its principal product, shell eggs, and the costs of its principal feed ingredients, corn, soybean meal, and other grains.

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.  Primarily all of the Company’s sales are in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two customers, Wal-Mart and Sam’s Club, on a combined basis, accounted for 25.7%,  28.2% and 30.0% of the Company’s net sales in fiscal years 2015,  2014, and 2013, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 30, 2015, May 31, 2014,  and June 1, 2013 for the most recent three fiscal years. All three years fiscal years were 52 week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At May 30, 2015,  May 31, 2014, and at various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable and other current liabilities. At May 30, 2015, and May 31, 2014, checks outstanding in excess of related book cash balances totaled approximately $1.8 million and $1.5 million, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized gains, net of tax, of $372,000 and $460,000 at May 30, 2015 and May 31, 2014, respectively, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At May 30, 2015 and May 31, 2014, we had $250.0 million and $194.7 million, respectively, of current investment securities available-for-sale consisting of commercial paper, certificates of deposit, time deposits, U.S. government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.  At May 30, 2015 and May 31, 2014, we had $1.7 million and $1.5 million, respectively, of investments in mutual funds which are considered long term and are a part of “Other Investments” in the Consolidated Balance Sheet.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $99.0 million at May 30, 2015 and $83.0 million at May 31, 2014.  They are presented net of an allowance for doubtful accounts of $513,000 at May 30, 2015 and $430,000 at May 31, 2014. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both May 30, 2015 and May 31, 2014 two customers accounted for approximately 24% and 28% of the Company’s trade accounts receivable, respectively.

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

Intangible Assets

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles, and are amortized over their estimated useful lives of 3 to 25 years.   The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts have been fully amortized and the asset is no longer in use or the contract has expired.  Included in other long-lived assets are loan acquisition costs, which are amortized over the life of the related loan.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

Accrued Self Insurance

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  Dividends payable were  $15.4 million and $10.5 million at May 30, 2015 and May 31, 2014, respectively. These amounts represent accrued unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $47.0 million, $43.0 million, and $38.1 million in fiscal years 2015,  2014, and 2013, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

Sales Incentives provided to Customers

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers (e.g., percentage discounts off current purchases), inducement offers (e.g., offers for future discounts subject to a minimum current purchase), and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the sales price of the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to sales price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount and inducement offers are presented as a net amount in ‘‘Net sales.’’

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs totaled $9.3 million, $8.5 million, and $5.1 million in fiscal 2015,  2014, and 2013, respectively.

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

	May 30, 2015	May 31, 2014	June 1, 2013
Net income attributable to Cal-Maine Foods, Inc.	$ 161,254	$ 109,207	$ 50,423

Basic weighted-average common shares (including Class A)	48,136	48,095	47,967

Effect of dilutive securities:
Common stock options and restricted stock	301	202	121
Dilutive potential common shares	48,437	48,297	48,088

Net income per common share:
Basic	$ 3.35	$ 2.27	$ 1.05

Diluted	$ 3.33	$ 2.26	$ 1.05

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company does not expect ASU 2014-09 to have a material impact on the consolidated financial statement presentation.

2.  Acquisition

On August 10, 2012, the Company purchased substantially all of the commercial egg assets of Pilgrim’s Pride Corporation (“PPC”) for approximately $16.3 million in cash at closing, plus contingent cash consideration of $1.4 million.  The assets acquired included two production complexes with capacity for approximately 1.4 million laying hens and PPC’s 13.6% interest in Texas Egg Products, LLC (“TEP”), which gave us a majority ownership interest in TEP.

On November 15, 2012, the Company acquired the commercial egg assets of Maxim Productions Co. Inc. (“MPC”).    The Company acquired the MPC assets for approximately $64.9 million consisting of approximately $58.6 million in cash and 114,103 shares of common stock.  The assets included a feed mill, two production complexes with capacity for 3.5 million laying hens and a pullet grow out facility, and MPC’s 21.8% interest in TEP, which gave us a 72.1% interest in TEP.  The MPC acquisition included an earn-out contingency of $4.4 million, the fair value of which is remeasured at each reporting date until the contingency is settled in the second quarter of fiscal year 2016.

Effective March 1, 2014, the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) for $17.0 million.  The Company previously owned 50% of Delta Egg through a joint venture with Moark, LLC.  In conjunction with the acquisition, the Company recognized a non-recurring, non-cash gain of $4.0 million for the excess in purchase price over the carrying value of the 50% investment in the unconsolidated joint venture.  This gain was recorded in “Other Income” in the Company’s Consolidated Statements of Income for fiscal 2014.  The gain is non-taxable, and therefore resulted in a $1.5 million reduction to the Company’s income tax expense for fiscal 2014.  Additionally, the Company recorded a $3.3 million decrease to deferred income tax liabilities related to the outside basis of our equity investment in Delta Egg.  Delta Egg’s assets include a feed mill and a production complex with capacity for approximately 1.2 million laying hens near Delta, Utah, as well as an organic complex with capacity for approximately 400,000 laying hens near Chase, Kansas.

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

The following unaudited pro forma information was prepared assuming the acquisition of the commercial egg assets of PPC and MPC had taken place at the beginning of fiscal year 2013.  In preparing pro forma information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information (in thousands):

Year Ended
June 1, 2013
Net sales	$1,344,279
Net income attributable to Cal-Maine Foods, Inc.	$50,053

Net income per share attributable to Cal-Maine Foods, Inc.:
Basic net income per share	$1.05
Diluted net income per share	$1.04

3.  Investment in Affiliates

On April 9, 2015, the Company entered into the Red River Valley Egg Farm, LLC (“Red River”) joint venture with Rose Acre Farms, Inc.  The joint venture will build and operate a state of the art shell egg production complex near Bogata, Red River County, Texas.  The plans for the complex provide capacity for approximately 1.8 million cage-free laying hens.  Constuction of the complex has commenced, and the initial flocks are expected to be placed in November 2015.  The company did not incur material costs associated with the joint venture in fiscal 2015. The Company expects to fund its 50% share of approximately $73 million of construction and startup costs for the Red River joint venture during fiscal 2016.

On July 25, 2014, the Company entered into the Southwest Specialty Eggs, LLC (“SWS”) joint venture with Hickman’s Egg Ranch.  The SWS joint venture subsequently acquired the Egg-Land’s Best franchise for Arizona,  southern California and Clark County (including Las Vegas), Nevada.  The Company owns 50% of the SWS joint venture.

The Company owns 50% of each of Specialty Eggs LLC and Dallas Reinsurance, Co., LTD. as of May 30, 2015.  At June 1, 2013, the Company also owned 50% of Delta Egg Farm.  During fiscal 2014 the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm (Refer to Note 2 – Acquisitions).  Investment in affiliates, recorded using the equity method of accounting, are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $13.1 million and $3.5 million at May 30, 2015 and at May 31, 2014, respectively.

Equity in income of $2.7 million, $3.5 million, and $3.5 million from these entities has been included in the Consolidated Statements of Income for fiscal 2015,  2014, and 2013, respectively.

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At May 30, 2015 and May 31, 2014, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 30, 2015 and May 31, 2014 was $3.1 million and $768,000, respectively.

 The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

	For the fiscal year ended
	May 30, 2015	May 31, 2014	June 1, 2013
Sales to affiliates	$40,746	$44,798	$43,270
Purchases from affiliates	62,659	74,325	71,325
Dividends from affiliates	1,250	4,650	5,875

	May 30, 2015	May 31, 2014
Accounts receivable from affiliates	$4,253	$2,619
Accounts payable to affiliates	2,118	3,720

4.  Inventories

Inventories consisted of the following (in thousands):

	May 30, 2015	May 31, 2014
Flocks, net of accumulated amortization	$87,280	$90,152
Eggs	15,507	11,747
Feed and supplies	43,473	44,218
	$146,260	$146,117

The Company charged amortization and mortality expense associated with the flocks to cost of sales as follows (in thousands):

	For the fiscal year ended
	May 30, 2015	May 31, 2014	June 1, 2013
Amortization	$108,570	$98,556	$88,601
Mortality	3,803	3,818	3,667
Total flock costs charge to cost of sales	$112,373	$102,374	$92,268

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 30, 2015	May 31, 2014
Prepaid insurance	$ 1,526	$ 1,029
Other prepaid expenses	420	116
Other current assets	153	1,356
	$ 2,099	$ 2,501

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):

		Other Intangibles

		Franchise	Customer	Non-compete	Right of use	Water	Total other
	Goodwill	rights	relationships	agreements	intangible	rights	intangibles
Balance June 1, 2013	$ 24,417	$ 1,831	$ 10,407	$ 88	$ -	$ -	$ 12,326
Additions	4,779	-	-	-	191	720	911
Amortization	-	(477)	(2,317)	(20)	-	-	(2,814)
Balance May 31, 2014	29,196	1,354	8,090	68	191	720	10,423
Additions	-	-	-	-	-	-	-
Amortization	-	(484)	(2,317)	(20)	(42)	-	(2,863)
Balance May 30, 2015	$ 29,196	$ 870	$ 5,773	$ 48	$ 149	$ 720	$ 7,560

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

	May 30, 2015		May 31, 2014
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$ 5,284	$ (4,414)	$ 5,284	$ (3,930)
Customer relationships	17,644	(11,871)	17,644	(9,554)
Non-compete agreements	100	(52)	100	(32)
Right of use intangible	191	(42)	191	-
Water rights *	720	-	720	-
Total	$ 23,939	$ (16,379)	$ 23,939	$ (13,516)

* Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2015,  2014, and 2013 totaled $2.9 million, $2.8 million, and $2.5 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal period	Estimated amortization expense
2016	$ 2,623
2017	1,076
2018	939
2019	897
2020	873
Thereafter	432
Total	$ 6,840

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	May 30	May 31
	2015	2014
Land and improvements	$77,064	$74,999
Buildings and improvements	270,076	244,782
Machinery and equipment	364,209	323,117
Construction-in-progress	42,893	32,826
	754,242	675,724
Less: accumulated depreciation	395,452	360,789
	$358,790	$314,935

Depreciation expense was $37.3 million, $33.5 million and $31.2 million in fiscal years 2015,  2014 and 2013, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2015, 2014, and 2013 are discussed below.

In the second quarter of fiscal 2014, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2014, the Company’s Shady Dale, Georgia complex was damaged by a fire.  The fire destroyed two pullet houses.  These claims were resolved in fiscal 2015 and did not have a material impact on the Company’s results of operations.

8.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at May 30, 2015 are as follows (in thousands):

2016	$493
2017	441
2018	310
2019	57
2020	7
Total minimum lease payments	$1,308

Substantially all of the leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $101,000,  $174,000 and $382,000 in fiscal 2015,  2014 and 2013, respectively. Rent expense excluding vehicle rent was $3.0 million, $2.7 million, and $2.9 million in fiscal 2015,  2014 and 2013, respectively, primarily for the lease of certain operating facilities and equipment.

9.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	May 30	May 31
	2015	2014

Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in 2019	$13,500	$16,500
Note payable at 5.99%, due in monthly principal installments of $150,000, plus interest, maturing in 2021	12,700	14,500
Note payable at 6.35%, due in monthly principal installments of $100,000, plus interest, maturing in 2017	10,300	11,500
Series A Senior Secured Notes at 5.45%, due in monthly principal installments of $175,500, plus interest, maturing in 2018	6,311	8,417
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, maturing in 2018	4,750	6,250
Note payable at 6.40%, due in monthly principal installments of $35,000, plus interest, maturing in 2018	3,140	3,560
Note payable at 2.00%, due in semi-annual principal and interest payments of $20,790, maturing in 2019	159	197
Note payable at 6.07%, due in monthly principal installments of $33,300, plus interest, maturing in 2015	-	169
Total debt	50,860	61,093
Less: current maturities	10,065	10,216
Long-term debt, less current maturities	$40,795	$50,877

The aggregate annual fiscal year maturities of long-term debt at May 30, 2015 are as follows (in thousands):

2016	$10,065
2017	20,265
2018	8,439
2019	5,091
2020	3,300
Thereafter	3,700
$50,860

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 30, 2015, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  We are in compliance with those covenants at May 30, 2015.

Interest, net of amount capitalized, of $2.3 million, $3.2 million, and $3.5 million was paid during fiscal 2015,  2014 and 2013, respectively.  Interest of $1.2 million,  $603,000, and $383,000 was capitalized for construction of certain facilities during fiscal 2015,  2014 and 2013, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $9.6 million, $9.8 million, and $7.4 million in fiscal years 2015,  2014 and 2013, respectively.  The liability recorded for incurred but not reported claims was $700,000 as of both May 30, 2015 and  May 31, 2014.

The Company has a KSOP plan that covers substantially all employees (“the Plan”).  The Company makes cash contributions to the Plan at a rate of 3% of participants' compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's Common Stock, and vest immediately.   The Company's cash contributions to the Plan were $2.8 million, $3.0 million, and $1.8 million in fiscal years 2015,  2014 and 2013, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2015,  2014, or 2013. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $97,000,  $50,000, and $50,000 in fiscal years 2015,  2014, and 2013, respectively.  The liability recorded related to these agreements was $1.6 million at May 30, 2015 and $1.7 million at May 31, 2014.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $241,000, $202,000, and $156,000 in fiscal 2015,  2014 and 2013, respectively.  Payments made under the plan were $116,000 and zero in fiscal 2015 and 2014, respectively.  The liability recorded related to these agreements was $1.7 million and $1.5 million at May 30, 2015 and May 31, 2014, respectively.

Deferred compensation expense for both plans totaled $470,000, $425,000 and $786,000 in fiscal 2015,  2014 and 2013, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, under which an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in that funded status in the year the change occurs through comprehensive income.  Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $1.5 million and $683,000 as of May 30, 2015 and May 31, 2014, respectively.  The remaining disclosures associated with ASC 715 are immaterial to the company’s financial statements.

11.  Stock Compensation Plans

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. 2005 Incentive Stock Option Plan (the "ISO Plan") and reserved 1,000,000 shares for issuance upon exercise of options granted under the ISO Plan. Options issued pursuant to the ISO Plan may be granted to any of the Company’s employees. The options may have a term of up to ten years and generally will vest ratably over five years. On August 17, 2005, the Company issued 720,000 options with an exercise price of $2.97. The options have ten-year terms and vest over five years beginning from the date of grant. The ISO Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.  No options were outstanding under the ISO Plan as of May 30, 2015.

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 2,000,000 shares of Common Stock of the Company. Stock Appreciation Rights ("SARs") may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive cash equal to the difference between the fair market value of a single share of Common Stock at the time of exercise and the strike price which is equal to the fair market value of a single share of Common Stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, the Company issued 1,185,000 SARs under the Rights Plan with a strike price of $2.97 and, on August 26, 2005, the Company issued 90,000 SARs with a strike price of $3.36. On August 24, 2006, the Company issued 30,000 SARs with a strike price of $3.47. The Rights Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.

On October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock that are available for awards under the 2012 Plan is 1,000,000 shares issuable from the Company’s treasury stock.  Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees).

On January 15, 2013, January 15, 2014, and January 15, 2015, the Company granted restricted shares from treasury in the amounts of 126,000,  127,200,  and 91,540,  respectively.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.  Our unrecognized compensation expense as a result of non-vested shares at May 30, 2015 and May 31, 2014 was $5.6 million and $4.3 million, respectively.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 1.9 years.

The Company recognized stock compensation expense of $2.3 million for equity awards and $749,000 for liability awards in fiscal 2015.  In fiscal 2014 the Company recognized stock compensation expense of $1.3 million for equity awards and $521,000 for liability awards. In fiscal 2013, the Company recognized stock compensation expense of $291,000 for equity awards and $312,000 for liability awards.

A summary of our equity award activity and related information for our stock options is as follows:

Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, June 1, 2013	86,000	$2.97
Granted	-	-
Exercised	(40,000)	2.97
Forfeited	-	-
Outstanding, May 31, 2014	46,000	$2.97
Granted	-	-
Exercised	(46,000)	2.97
Forfeited	-	-
Outstanding, May 30, 2015	-	$-	-	$-
Exercisable, May 30, 2015	-	$-	-	$-

The intrinsic value of stock options exercised totaled $1.6 million, $911,000, and zero in fiscal years 2015, 2014, and 2013, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 1, 2013	126,000	$20.54
Granted	127,200	26.77
Vested	(5,940)	22.85
Forfeited	(2,060)	20.54
Outstanding, May 31, 2014	245,200	$27.24
Granted	91,540	36.63
Vested	(400)	23.65
Forfeited	(1,200)	23.65
Outstanding, May 30, 2015	335,140	$27.24

A summary of our liability award activity and related information is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, June 1, 2013	53,000	$3.19
Granted	-	-
Exercised	(16,400)	2.97
Forfeited	-	-
Outstanding, May 31, 2014	36,600	$3.29
Granted	-	-
Exercised	(9,700)	2.97
Forfeited	-	-
Outstanding, May 30, 2015	26,900	$3.40	1.13	$1,414
Exercisable, May 30, 2015	26,900	$3.40	1.13	$1,414

We determined the fair value of our obligation related to unexercised liability awards as of May 30, 2015 and May 31, 2014 was $1.4 million and $1.1 million, respectively.  Total payments for liability awards exercised totaled $407,000, $373,000, and $192,000 for fiscal 2015, 2014 and 2013, respectively.

The fair value of liability awards was estimated as of May 30, 2015, May 31, 2014, and June 1, 2013, using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 30, 2015	May 31, 2014	June 1, 2013
Risk-free interest rate	0.26%	0.10%	0.13%
Dividend yield	1.25%	1.66%	2.66%
Volatility factor of the expected market price of our stock	36.59%	37.36%	23.65%
Weighted-avg. expected life of the rights	1 yr.	1 yr.	1 yr.

12.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 30	May 31	June 1
	2015	2014	2013
Current:
Federal	$70,900	$38,940	$28,144
State	8,260	5,470	2,410
	79,160	44,410	30,554
Deferred:
Federal	4,503	6,474	(4,937)
State	605	1,151	(810)
	5,108	7,625	(5,747)
	$84,268	$52,035	$24,807

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 30	May 31
	2015	2014
Deferred tax liabilities:
Property, plant and equipment	$48,117	$41,393
Cash basis temporary differences	478	637
Inventories	32,689	34,163
Investment in affiliates	240	487
Other comprehensive income	238	294
Other	3,379	3,800
Total deferred tax liabilities	85,141	80,774

Deferred tax assets:
Accrued expenses	2,553	3,122
Other	6,583	6,699
Total deferred tax assets	9,136	9,821
Net deferred tax liabilities	$76,005	$70,953

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

The differences between income tax expense at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 30	May 31	June 1
	2015	2014	2013

Statutory federal income tax	$85,933	$56,435	$26,331
State income taxes, net	5,762	4,303	1,040
Domestic manufacturers deduction	(7,308)	(3,810)	(2,860)
Reversal of outside basis in equity investment-Delta Egg	-	(3,295)	-
Non-taxable remeasurement gain upon consolidation of Delta Egg	-	(1,392)	-
Tax exempt interest income	(184)	(143)	(76)
Other, net	65	(63)	372
	$84,268	$52,035	$24,807

Federal and state income taxes of $75.5 million, $41.6 million,  and $42.7 million were paid in fiscal years 2015, 2014, and 2013, respectively. Federal and state income taxes of zero,  zero, and $12,000 were refunded in fiscal years 2015, 2014, and 2013, respectively.

We had no significant unrecognized tax benefits at May 30, 2015 or at May 31, 2014. Accordingly, we do not have any accrued interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal year 2011 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $3.7 million at May 30, 2015.  These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Tyson Foods, Inc. and affiliates, Cobb-Vantress, Inc., Cargill, Inc. and its affiliate, George’s, Inc. and its affiliate, Peterson Farms, Inc. and Simmons Foods, Inc. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

The trial in the case began in September 2009 and concluded in February 2010. The case was tried to the court without a jury and the court has not yet issued its ruling. Management believes the risk of material loss related to this matter to be remote.

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On November 25, 2014, after approving the parties’ settlement of the case, the Court entered final judgment dismissing all claims against the Company with prejudice and dismissing the Company from this direct purchaser class action.  On

January 23, 2015, direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company filed a motion either to exclude themselves from the settlement between the direct purchaser plaintiffs and the Company or to enlarge their time to opt-out of the settlement between the direct purchaser plaintiffs and the Company and modify the final judgment entered on November 25, 2014.  On February 13, 2015, the Company filed its response in opposition.  On July 1, 2015, the Court held an evidentiary hearing on this motion.  The Court has not ruled on this motion.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss damages claims arising outside the limitations period applicable to most causes of action.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification.  The Court has not ruled on that motion.  On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws.  Briefing on the parties’ respective motions for summary judgment will continue over the next two months, and the Court has not indicated when it will rule on these motions.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004.  The parties have completed nearly all fact discovery related to these cases.  On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases.  On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law.  Briefing on the parties’ respective motions for summary judgment will continue over the next two months, and the Court has not indicated when it will rule on these motions.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States.  Although plaintiffs allege a class period starting on January 1, 2000 and running “through the present,” the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The indirect purchaser putative class action seeks injunctive relief under the Sherman Act and damages under certain statutes and the common-law of various states.

Five of the original six non-class cases remain pending against the Company.  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

Florida Civil Investigative Demand

On November 4, 2008, the Company received an antitrust civil investigative demand from the Attorney General of the State of Florida. The demand seeks production of documents and responses to interrogatories relating to the production and sale of eggs and egg products. The Company is cooperating with this investigation and has, on three occasions, entered into an agreement with the State of Florida tolling the statute of limitations applicable to any supposed claims the State is investigating. No allegations of wrongdoing have been made against the Company in this matter.

Environmental Information Request

In July 2011, the Company received an information request from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act (“Act”). The Request stated that the information was sought by the EPA to investigate compliance with the Act and requested information pertaining to facilities involved in animal feeding operations, which are owned or operated by the Company or its affiliates.  The Company timely responded to the Request by providing information on each of the subject facilities.  The EPA subsequently sent a notice of noncompliance to the Company dated March 29, 2012 related only to the Company’s Edwards, Mississippi facility. The Company previously announced a settlement with the EPA and the Mississippi Department of Environmental Quality related to the notice, and a Consent Decree memorializing the settlement was entered on June 30, 2015 in the United States of America and State of Mississippi, by and through the Mississippi Commission on Environmental Quality v. Cal-Maine Foods, Inc. Civil Action No. 3:15-cv-00278-HTW-LRA, in the U.S. District Court for the Southern District of Mississippi, Northern Division. The terms and conditions of the settlement related only to the Edwards, Mississippi facility and are not expected to have a material impact to the Company’s results of operations. Management believes the risk of material loss related to non-settled matters relating to the 2011 notice to be remote.

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

14.   Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, and members of his immediate family, as defined. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of capital stock. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend payable to Common Stock is declared and paid concur

On July 25, 2014, the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to authorize an additional 60,000,000 shares of common stock and an additional 2,400,000 shares of Class A common stock.  The primary purpose of the amendment was to provide a sufficient number of authorized shares in order to effect a 2-for-1 stock split of the Company’s common stock and Class A common stock.  The amendment was approved by the Company’s stockholders at the Company’s annual meeting on October 3, 2014 and the Board of Directors approved the 2-for-1 stock split on the same day.  The new shares were distributed on October 31, 2014 to shareholders of record at the close of business on October 17, 2014.

Unless otherwise noted, all prior period share and per share information contained in this report was adjusted to reflect the effect of the stock split.

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

The disclosure of fair value of certain financial assets and liabilities recorded at cost are as follows:

Cash and cash equivalents, accounts receivable, and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value of the Company’s debt is sensitive to changes in the general level of U.S. interest rates.  The Company maintains all of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $1.0 million at May 30, 2015.  The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):

	May 30, 2015		May 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.00 – 6.80% Notes payable	$44,549	$45,158	$52,676	$53,387
Series A Senior Secured Notes at 5.45%	6,311	6,312	8,417	8,396
	$50,860	$51,470	$61,093	$61,783

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 30, 2015 and May 31, 2014 (in thousands):

	May 30, 2015
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$-	$9,630	$-	$9,630
Municipal bonds	-	76,311	-	76,311
Certificates of deposit	-	2,002	-	2,002
Commercial paper	-	7,496	-	7,496
Corporate bonds	-	136,364	-	136,364
Foreign government obligations	-	1,045	-	1,045
Asset backed securities	-	14,352	-	14,352
Mutual Funds	4,508	-	-	4,508
Commodity contracts	-	82	-	82
Total assets measured at fair value	$4,508	$247,282	$-	$251,790

Liabilities
Contingent consideration	-	-	1,024	1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

	May 31, 2014
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$-	$8,859	$-	$8,859
Municipal bonds	-	71,834	-	71,834
Certificates of deposit	-	351	-	351
Commercial paper	-	3,930	-	3,930
Corporate bonds	-	102,685	-	102,685
Foreign government obligations	-	1,066	-	1,066
Variable rate demand notes	-	2,000	-	2,000
Mutual Funds	5,464	-	-	5,464
Commodity contracts	-	1,255	-	1,255
Total assets measured at fair value	$5,464	$191,980	$-	$197,444

Liabilities
Contingent consideration	-	-	2,985	2,985
Total liabilities measured at fair value	$-	$-	$2,985	$2,985

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, time deposits, U.S. government and agency obligations, taxable and tax exempt municipal bonds, zero coupon municipal bonds, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of business acquisitions (Refer to Note 2 – Acquisitions).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During fiscal 2015 we recognized a $239,000 loss resulting from the increase in fair value of the contingent consideration. In fiscal 2014 we recognized a $4.4 million loss.  Both the losses were recognized in earnings as an increase of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations for fiscal 2015 were as follows (in thousands):

Year ended
May 30, 2015
Balance at beginning of year	$2,985
(Gains)/Losses recognized in earnings	239
Payments	(2,200)
Balance at end of year	$1,024

16.   Investment Securities

Investment securities consisted of the following (in thousands):

	May 30, 2015
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$ 9,609	$ 21	$ -	$ 9,630
Municipal bonds	76,225	83	-	76,308
Certificates of deposit	2,001	1	-	2,002
Commercial paper	7,491	5	-	7,496
Corporate bonds	136,411	-	47	136,364
Foreign government obligations	1,042	3	-	1,045
Asset backed securities	14,356	-	4	14,352
Mutual funds	2,761	3	-	2,764
Total current investment securities	$ 249,896	$ 116	$ 51	$ 249,961

Mutual funds	1,199	548	-	1,747
Total noncurrent investment securities	$ 1,199	$ 548	$ -	$ 1,747

	May 31, 2014
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$ 8,847	$ 12	$ -	$ 8,859
Municipal bonds	71,659	175	-	71,834
Certificates of deposit	350	1	-	351
Commercial paper	3,927	3	-	3,930
Corporate bonds	102,587	98	-	102,685
Foreign government obligations	1,064	2	-	1,066
Variable rate demand notes	2,000	-	-	2,000
Mutual funds	4,000	13	-	4,013
Total current investment securities	$ 194,434	$ 304	$ -	$ 194,738

Mutual funds	999	452	-	1,451
Total noncurrent investment securities	$ 999	$ 452	$ -	$ 1,451

Proceeds from the sales of available-for-sale securities were $146.8 million, $108.1 million, and $188.1 million during fiscal 2015, 2014,  and 2013, respectively. Gross realized gains on those sales during fiscal 2015, 2014, and 2013 were $82,000, $8,000, and $24,000, respectively. Gross realized losses on those sales during fiscal 2015, 2014, and 2013 were $7,000, $2,000, and $676,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Unrealized holding gains (losses) net of tax on available-for-sale securities classified as current in the amount of $(149,000), $149,000, and $256,000 for the years ended May 30, 2015, May 31, 2014, and June 1, 2013, respectively, have been included in accumulated other comprehensive income (loss).  Unrealized holding gains net of tax on long term available-for-sale securities in the amount of $59,000 and $90,000 for the years ended May 30, 2015 and May 31, 2014 have been included in other comprehensive income (loss).

Contractual maturities of investment securities at May 30, 2015, are as follows (in thousands):

Estimated Fair Value
Within one year	$ 129,297
1-3 years	117,900

$ 247,197

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

17.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$356,944	$378,617	$437,556	$403,011
Gross profit	81,101	92,709	112,517	109,394
Net income attributable to Cal-Maine Foods, Inc.	27,655	36,603	50,882	46,114
Net income per share:
Basic	$0.57	$0.76	$1.06	$0.96
Diluted	$0.57	$0.76	$1.05	$0.95

	Fiscal Year 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$319,528	$354,275	$395,522	$371,582
Gross profit	44,911	74,667	91,895	91,291
Net income attributable to Cal-Maine Foods, Inc.	8,756	26,106	42,853	31,492
Net income per share:
Basic	$0.18	$0.54	$0.89	$0.66
Diluted	$0.18	$0.54	$0.89	$0.65

18. Derivative Financial Instruments

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

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	3,410	bushels	$ 57
Soybean meal	36	tons	$ 26

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended May 30, 2015, May 31, 2014, and June 1, 2013

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended May 30, 2015
Allowance for doubtful accounts	$430	$432	$349	$513

Year ended May 31, 2014
Allowance for doubtful accounts	$771	$(323)	$18	$430

Year ended June 1, 2013
Allowance for doubtful accounts	$589	$1,410	$1,228	$771

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 30, 2015 at the reasonable assurance level.

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

2.Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 30, 2015.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.Management has determined that our internal control over financial reporting as of May 30, 2015 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of May 30, 2015, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2015, based on criteria established in 2013 Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 17, 2015, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas

July 17, 2015

 (c)Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of May 30, 2015, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER   MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2015 Annual Meeting of Shareholders.

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

10.10*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.11*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
10.12*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012).
10.13*	Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan
21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 20, 2015 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 20, 2015).
101.INS***+	XBRL Instance Document Exhibit
101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this  20th day of July 2015.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	July 20, 2015
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	July 20, 2015
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 20, 2015
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	July 20, 2015
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 20, 2015
Letitia C. Hughes

/s/ James E. Poole	Director	July 20, 2015
James E. Poole

/s/ Steve W. Sanders	Director	July 20, 2015
Steve W. Sanders