Form 10-Q
period 2015-08-29
CAL-MAINE FOODS INC
filed 2015-09-30
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 29, 2015

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

                                                                                 Yes ☐   No  ☑

There were 43,697,844 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 25, 2015.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED AUGUST 29, 2015

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 29, 2015	May 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,368	$8,667
Investment securities available-for-sale	286,485	249,961
Trade and other receivables (less allowance for doubtful accounts of
$743 and $513 at August 29, 2015 and May 30, 2015, respectively)	184,925	101,977
Inventories	148,591	146,260
Prepaid expenses and other current assets	4,347	2,099
Total current assets	693,716	508,964

Property, plant and equipment, net	363,705	358,790
Goodwill	29,196	29,196
Other investments	37,477	18,843
Other intangible assets	6,837	7,560
Other assets	5,235	5,300
TOTAL ASSETS	$1,136,166	$928,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,874	$70,821
Accrued dividends payable	47,674	15,372
Current maturities of long-term debt	7,959	10,065
Income taxes payable	76,735	5,288
Deferred income taxes	30,376	30,391
Total current liabilities	249,618	131,937

Long-term debt, less current maturities	34,591	40,795
Other noncurrent liabilities	5,629	5,745
Deferred income taxes	44,796	45,614
Total liabilities	334,634	224,091

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 shares authorized, 70,261 shares
issued, and 43,698 shares outstanding, at August 29, 2015 and May 30, 2015	703	703
Class A common stock, $0.01 par value, 4,800 shares authorized,
issued and outstanding at August 29, 2015 and May 30, 2015	48	48
Paid-in capital	44,056	43,304
Retained earnings	775,310	679,969
Accumulated other comprehensive income (loss), net of tax	(158)	22
Common stock in treasury at cost – 26,563 shares at August 29, 2015
and May 30, 2015	(20,482)	(20,482)
Total Cal-Maine Foods, Inc. stockholders’ equity	799,477	703,564
Noncontrolling interests in consolidated entities	2,055	998
Total stockholders’ equity	801,532	704,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,136,166	$928,653

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Net sales	$609,895	$356,944
Cost of sales	346,824	275,843
Gross profit	263,071	81,101
Selling, general, and administrative expense	42,963	39,938
Operating income	220,108	41,163
Other income (expense):
Interest income (expense)	27	(534)
Royalty income	606	572
Patronage dividends	0	237
Equity in income of affiliates	730	310
Other, net	(814)	1,038
	549	1,623

Income before income taxes and noncontrolling interest	220,657	42,786
Income tax expense	76,567	14,601
Net income before noncontrolling interest	144,090	28,185
Less: Net income attributable to noncontrolling interest	1,067	530
Net income attributable to Cal-Maine Foods, Inc.	$143,023	$27,655

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$2.97	$0.57
Diluted	$2.95	$0.57
Dividends per common share	$0.983	$0.191
Weighted average shares outstanding:
Basic	48,163	48,130
Diluted	48,498	48,399

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Net income, including noncontrolling interests	$144,090	$28,185

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(300)	(16)

Other comprehensive loss, before tax	(300)	(16)

Income tax benefit related to items of other comprehensive income	120	6

Other comprehensive loss, net of tax	(180)	(10)

Comprehensive income	143,910	28,175

Less: comprehensive income attributable to the noncontrolling interest	1,067	530

Comprehensive income attributable to Cal-Maine Foods, Inc.	$142,843	$27,645

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Operating activities:
Net income including noncontrolling interest	$144,090	$28,185
Depreciation and amortization	11,061	9,123
Other adjustments, net	(1,036)	649
Net cash provided by operations	154,115	37,957

Investing activities:
Purchase of investments	(80,668)	(43,709)
Sales of investments	43,942	41,926
Investment in joint ventures	(18,000)	(3,010)
Purchases of property, plant and equipment	(15,266)	(20,524)
Payments received on notes receivable and from affiliates	107	745
Net proceeds from disposal of property, plant and equipment	171	86
Net cash used in investing activities	(69,714)	(24,486)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	-	60
Distributions to noncontrolling interests	(10)	(429)
Principal payments on long-term debt	(8,310)	(2,625)
Payments of dividends	(15,380)	(10,446)
Net cash used in financing activities	(23,700)	(13,440)
Net change in cash and cash equivalents	60,701	31

Cash and cash equivalents at beginning of period	8,667	14,521
Cash and cash equivalents at end of period	$69,368	$14,552

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 29, 2015

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen weeks ended August 29, 2015 are not necessarily indicative of the results that may be expected for the year ending May 28, 2016.

The condensed consolidated balance sheet at May 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

On October 31, 2014, the Company effected a 2-for-1 stock split to shareholders of record as of October 17, 2014.  All share and per share information has been retroactively adjusted to reflect the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 30, 2015. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 29, 2015 and August 30, 2014 was $700,000 and $635,000, respectively.

Liabilities associated with Stock Appreciation Rights as of August 29, 2015 and May 30, 2015 were zero and $1.4 million, respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 29, 2015 was $4.4 million and will be recorded over a weighted average period of 1.9 years.  Refer to Note 11 of our May 30, 2015 audited financial statements for further information on our stock compensation plans.

At August 29, 2015, there were 335,140 restricted shares outstanding.  The restricted shares have a weighted average grant date fair value of $27.24 per share.  There was no restricted share activity for the thirteen weeks ended August 29, 2015.

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	August 29, 2015	May 30, 2015
Flocks	$89,206	$87,280
Eggs	16,638	15,507
Feed and supplies	42,747	43,473
	$148,591	$146,260

4.   Contingencies

Financial Instruments

The Company maintained cash collateralized standby letters of credit (“LOC”) for the benefit of certain insurance companies totaling $3.7 million at August 29, 2015.  The cash collateralizing the LOCs is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    None of the LOCs are recorded as a liability on the consolidated balance sheets.

Legal Contingencies

The Company is a defendant in certain legal actions, and intends to vigorously defend its position in these actions.  If the Company’s assessment of a contingency indicates it is probable a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements.    If the assessment indicates a potential material loss contingency is not probable, but is reasonably possible, or probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the possible loss or range of possible loss will be disclosed, or a statement will be made that such an estimate cannot be made.

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

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Net income attributable to
Cal-Maine Foods, Inc.	$143,023	$27,655

Basic weighted-average common shares	48,163	48,130
Effect of dilutive securities:
Restricted shares	335	245
Common stock options	-	24
Dilutive potential common shares	48,498	48,399

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$2.97	$0.57
Diluted	$2.95	$0.57

Index

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. According to the policy, the Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Net income attributable to Cal-Maine Foods, Inc. available for dividend	$143,023	$27,655

1/3 of net income attributable to Cal-Maine Foods, Inc.	47,674	9,218

Common stock outstanding (shares)	43,698	43,582
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,498	48,382

Dividends per common share*	$0.983	$0.191

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

Contracts outstanding at period end
Commodity	Units		Fair Value
Corn	985,000	bushels	-
Soybean meal	10,300	tons	$ 5
Total fair value of commodity contracts			$ 5

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

	August 29, 2015		May 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.0% – 6.84% Notes payable	$42,550	$43,063	$44,549	$45,158
Series A Senior Secured Notes at 5.45%	-	-	6,311	6,312
	$42,550	$43,063	$50,860	$51,470

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of August 29, 2015 and May 30, 2015 (in thousands):

				Total
August 29, 2015	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$9,618	$-	$9,618
Municipal bonds	-	74,992	-	74,992
Commercial paper	-	11,986	-	11,986
Corporate bonds	-	169,657	-	169,657
Foreign government obligations	-	1,035	-	1,035
Asset backed securities	-	16,432	-	16,432
Mutual Funds	4,422	-	-	4,422
Commodity contracts	-	5	-	5
Total assets measured at fair value	$4,422	$283,725	$-	$288,147

Liabilities
Contingent consideration	$-	$-	$1,024	$1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

				Total
May 30, 2015	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$9,630	$-	$9,630
Municipal bonds	-	76,311	-	76,311
Certificates of deposit	-	2,002	-	2,002
Commercial paper	-	7,496	-	7,496
Corporate bonds	-	136,364	-	136,364
Foreign government obligations	-	1,045	-	1,045
Asset backed securities	-	14,352	-	14,352
Mutual Funds	4,508	-	-	4,508
Commodity contracts	-	82	-	82
Total assets measured at fair value	$4,508	$247,282	$-	$251,790

Liabilities
Contingent consideration	$-	$-	$1,024	$1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

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

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these

Index

inputs, they are deemed to be Level 3 fair value measurements.  During the thirteen weeks ended August 29, 2015, there were no payments made or gains/losses recognized in earnings related to contingent consideration.

9.   Investment Securities

The following represents the Company’s investment securities as of August 29, 2015 and May 30, 2015 (in thousands):

August 29, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$9,605	$13	$-	$9,618
Municipal bonds	74,795	197	-	74,992
Commercial paper	11,989	-	3	11,986
Corporate bonds	169,981	-	324	169,657
Foreign government obligations	1,037	-	2	1,035
Asset backed securities	16,454	-	22	16,432
Mutual funds	2,761	4	-	2,765
Total current investment securities	$286,622	$214	$351	$286,485

Mutual funds	1,207	450	-	1,657
Total noncurrent investment securities	$1,207	$450	$-	$1,657

May 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$9,609	$21	$-	$9,630
Municipal bonds	76,225	83	-	76,308
Certificates of deposit	2,001	1	-	2,002
Commercial paper	7,491	5	-	7,496
Corporate bonds	136,411	-	47	136,364
Foreign government obligations	1,042	3	-	1,045
Asset backed securities	14,356	-	4	14,352
Mutual funds	2,761	3	-	2,764
Total current investment securities	$249,896	$116	$51	$249,961

Mutual funds	1,199	548	-	1,747
Total noncurrent investment securities	$1,199	$548	$-	$1,747

Proceeds from sales of available-for-sale securities were $43.9 million and $41.9 million during the thirteen weeks ended August 29, 2015 and August 30, 2014, respectively. Gross realized gains on those sales during the thirteen weeks ended August 29, 2015 and August 30, 2014 were $4,000 and $34,000, respectively.  Gross realized losses on those sales during the thirteen weeks ended August 29, 2015 and August 30, 2014 were $28,000 and $4,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains (losses), net of tax, on available-for-sale securities classified as current in the amount of  $(125,000) and $(57,000) were recorded in other comprehensive income (loss) for the thirteen weeks ended August 29, 2015 and August 30, 2014, respectively.    Unrealized holding gains (losses), net of tax, on long-term available-for-sale securities of $(55,000) and $47,000 were recorded in other comprehensive income (loss) for the thirteen weeks ended August 29, 2015 and August 30, 2014, respectively.

Index

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.    Contractual maturities at August 29, 2015, are as follows (in thousands):

Estimated Fair Value
Within one year	$159,001
After 1-5 years	127,484
After 5-10 years	-
Total	$286,485

10.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended August 29, 2015:

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 30, 2015	$703	$48	$(20,482)	$43,304	$22	$679,969	$998	$704,562
Dividends	-	-	-	-	-	(47,682)	-	(47,682)
Other comprehensive loss, net of tax	-	-	-	-	(180)	-	-	(180)
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(10)	(10)
Restricted stock compensation	-	-	-	752	-	-	-	752
Net income	-	-	-	-	-	143,023	1,067	144,090
Balance at August 29, 2015	$703	$48	$(20,482)	$44,056	$(158)	$775,310	$2,055	$801,532

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process, and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product manufacturers.

Our operating results are directly tied to market egg prices, which are highly volatile, subject to wide fluctuations, and outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2005-2015 ranged from a low of $0.72 in 2005 to a high of $1.53 in 2015.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from quarter to quarter and year to year vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest in the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Index

Beginning in April 2015, our industry experienced a significant avian influenza outbreak, primarily in the upper Midwestern U.S.  At the time of this filing, based on several published industry estimates, we believe approximately 13% of the national flock of laying hens has been affected.  The affected laying hens have either been destroyed by the disease or euthanized.  As a result, egg prices have increased significantly. The average Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June,  July and August 2015 were $2.46, $2.14, and $2.85, respectively.  While the warmer summer months seem to have reduced further transmission of avian influenza, we expect egg prices to remain high until the national laying hen flock can be replenished. Also, the United States Department of Agriculture has expressed concern for additional outbreaks this fall and winter with the return of migratory waterfowl which are assumed to be carriers of the virus.  There have been no positive tests for avian influenza at any of our locations, and we are significantly increasing the biosecurity measures at all of our facilities, however we cannot be certain that our flocks will not be affected.

Additionally, there continues to be uncertainty in the industry surrounding the implementation of California’s Proposition 2 and Assembly Bill 1437, which relate to egg production standards, including minimum cage space, for eggs sold in that state.   This legislation was effective January 1, 2015. During January 2015, egg prices increased sharply and subsequently moderated.  Currently, egg prices in California reflect a premium to other regions that is higher than historical levels.  It is anticipated that future California prices will be higher than other regions of the country to reflect the higher cost of production related to the California standards. These new rules could impact future sales in California and national egg production and supply, thereby increasing or decreasing prices throughout the country.  For fiscal 2015, less than 3% of our total egg sales were California sales.  We continue to monitor the effects of this legislation and how it could impact our business.

For the quarter ended August 29, 2015, we produced approximately 78% of the total number of shell eggs we sold.  Approximately 4% of such production was provided by contract producers.  Contract producers utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged about 61% and 65% of our total farm egg production cost for the periods ended August 29, 2015 and August 30, 2014, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased supplies of both corn and soybean meal for fiscal year 2015.  The 2015 crops, which are currently being harvested, should provide adequate supplies of both corn and soybean meal for the 2016 fiscal year; however, we expect the outlook for feed prices to remain volatile.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended
	August 29, 2015	August 30, 2014
Net sales	100.0%	100.0%
Cost of sales	56.9	77.3
Gross profit	43.1	22.7
Selling, general, and administrative expense	7.0	11.2
Operating income	36.1	11.5
Other income (expense):
Interest expense, net	0.0	(0.2)
Royalty income	0.1	0.2
Patronage dividends	0.0	0.1
Equity in income of affiliates	0.1	0.1
Other	(0.1)	0.3
	0.1	0.5

Income before income taxes and noncontrolling interest	36.2	12.0
Income tax expense	12.6	4.1
Net income before noncontrolling interest	23.6	7.9
Less: Net income attributable to noncontrolling interest	0.1	0.2
Net income attributable to Cal-Maine Foods, Inc.	23.5%	7.7%

NET SALES

Approximately 96% of our net sales were shell eggs and approximately 4% were egg products.  Net sales for the thirteen weeks ended August 29, 2015 were $609.9 million, an increase of $253.0 million, or 70.9%, compared to net sales of $356.9 million for the thirteen weeks ended August 30, 2014.  Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2015.  Dozens sold for the first quarter of fiscal year 2016 were 258.8 million, an increase of 7.1 million, or 2.8%, compared to 251.7 million for the first quarter of fiscal 2015.  Our net average selling price per dozen of shell eggs for the thirteen weeks ended August 29, 2015 was $2.243, compared to $1.354 for the thirteen weeks ended August 30, 2014, an increase of 65.7%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.  The large increase in average selling price per dozen is primarily attributable to the previously discussed avian influenza outbreak and its effect on supply levels.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

Index

	13 Weeks Ended
	August 29, 2015		August 30, 2014
Total net sales	$609,895		$356,944

Non-specialty shell egg sales	$422,921	72.5%	$238,500	69.4%
Specialty shell egg sales	143,953	24.7%	92,130	26.8%
Co-pack specialty shell egg sales	13,999	2.4%	10,137	3.0%
Other	1,785	0.3%	2,707	0.8%
Net shell egg sales	$582,658	100.0%	$343,474	100.0%

Net shell egg sales as a percent of total net sales	96%		96%

Dozens sold:
Non-specialty shell egg	195,352	75.5%	199,261	79.2%
Specialty shell egg	58,035	22.4%	47,232	18.8%
Co-pack specialty shell egg	5,387	2.1%	5,191	2.0%
Total dozens sold	258,774	100.0%	251,684	100.0%

Net average selling price	$ 2.243		$ 1.354

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended August 29, 2015,  non-specialty shell egg dozens sold decreased approximately 2.0% and the average selling price increased 79.4% to $2.17 from $1.21 for the same period of the prior year.

Specialty shell eggs, which include nutritionally enhanced, cage free, organic and brown eggs, continue to make up a significant portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended August 29, 2015, specialty shell egg dozens sold increased approximately 22.9% and the average selling price increased 27.2%  to $2.48 from $1.95 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 5.4 million and 5.2 million dozen for the quarters ended August 29, 2015 and August 30, 2014, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the first quarter of fiscal 2016, egg product sales were $27.2 million, an increase of $14.0 million, or 105.8%, compared to $13.2 million for the same period of 2015. Pounds sold for the first quarter of fiscal year 2016 were 14.1 million pounds, an increase of 1.2 million pounds, or 9.5%, compared to 12.9 million pounds for the first quarter of fiscal year 2015.  The increase in sales volume for the thirteen weeks ended August 29, 2015 is combined with significantly higher market prices for liquid whole eggs and egg yolks due to shortages resulting from avian influenza.

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended
	August 29, 2015	August 30, 2014	Percent Change
Cost of Sales:
Farm production	$139,035	$140,107	(0.8)%
Processing and packaging	44,853	39,941	12.3%
Outside egg purchases and other (including change in inventory)	145,074	86,954	66.8%
Total shell eggs	328,962	267,002	23.2%
Egg products	17,503	8,625	102.9%
Other	359	216	66.2%
Total	$346,824	$275,843	25.7%

Farm production cost (per dozen produced)
Feed	$0.419	$0.484	(13.4)%
Other	0.271	0.266	1.9%
Total	$0.690	$0.750	(8.0)%

Outside egg purchases (average cost per dozen)	$2.27	$1.34	69.4%

Dozen Produced	202,648	192,216	5.4%
Dozen Sold	258,774	251,684	2.8%

Cost of sales for the first quarter of fiscal 2016 was $346.8 million, an increase of $71.0 million, or 25.7%, compared to cost of sales of $275.8 million for the first quarter of fiscal 2015.  The increase was primarily driven by the increased cost of outside egg purchases due to higher per dozen prices, increased costs for biosecurity, and increased processing and packaging costs.  Labor costs related to an increased focus on quality in our processing plants drove the increase in processing cost for the quarter, while packaging costs increased due to higher volumes of certain specialty egg cartons.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly higher average selling prices and lower feed costs per dozen produced.  Feed cost per dozen for the fiscal 2016 first quarter was $0.419, compared to $0.484 per dozen for the comparable fiscal 2015 quarter, a decrease of 13.4%.  The decrease in feed costs and the increased average customer selling price increased gross profit margin to 43.1%  for the current period from 22.7% for the thirteen weeks ended August 30, 2014.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	August 29, 2015	August 30, 2014	Change
Stock compensation expense	$700	$635	$65
Specialty egg expense	13,882	13,639	243
Payroll and overhead	9,585	7,406	2,179
Other expenses	6,602	6,791	(189)
Delivery expense	12,194	11,467	727
Total	$42,963	$39,938	$3,025

Selling, general, and administrative expense for the thirteen weeks ended August 29, 2015 was $43.0 million, an increase of 7.5%, compared to $39.9 million for the thirteen weeks ended August 30, 2014.  Specialty egg expense increased $243,000 for the thirteen weeks ended August 29, 2015 compared to the same period of last year, an increase of 1.8%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which increased 21% for the current year quarter.  Franchise fees, which are a component of specialty egg expense  increased 18.2% compared to the same period of last year, however this increase was offset by a decrease in advertising and promotions from a larger than normal amount in the fiscal 2015 first quarter.  Payroll and overhead increased $2.2 million, or 29.4%, for the thirteen weeks ended August 29, 2015 compared to the same period of last year primarily due to increased bonus accruals in the current period.  As a percentage of net sales, payroll and overhead was 1.6% for the first quarter of fiscal 2016 compared to 2.1% for the same period of last year.

OPERATING INCOME

As a result of the above, operating income was $220.1 million for the first quarter of fiscal 2016, compared to $41.2 million for the fiscal 2015 first quarter.  Operating income as a percent of net sales was 36.1% for the first quarter of fiscal 2016, compared to 11.5% for the first quarter of fiscal 2015.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended August 29, 2015 was $549,000, a decrease of $1.1 million, compared to $1.6 million for the thirteen weeks ended August 30, 2014.  This decrease is primarily due to a previously disclosed gain of $886,000 on a property damage claim recorded in the first quarter of fiscal 2015.  As a percent of net sales, other income was 0.1% and 0.5% for the thirteen weeks ended August 29, 2015 and August 30, 2014 respectively.

            INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $219.6 million for the thirteen weeks ended August 29, 2015, compared to $42.3 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $76.6 million was recorded, with an effective tax rate of 34.9%, compared to $14.6 million, with an effective rate of 34.6%, for last year’s comparable thirteen-week period.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, domestic production activity deduction, and net income or loss attributable to noncontrolling interest.

Index

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended August 29, 2015, net income attributable to noncontrolling interest was $1.1 million, compared to $530,000 for the same period of fiscal 2015.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended August 29, 2015 was $143.0 million, or $2.97 per basic share and $2.95 per diluted share, compared to net income of $27.7 million, or $0.57 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 29, 2015 was $444.1 million, compared to $377.0 million at May 30, 2015. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 2.78 at August 29, 2015, compared with 3.86 at May 30, 2015. The current ratio is calculated by dividing current assets by current liabilities. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash. Our long-term debt at August 29, 2015, including current maturities, amounted to $42.6 million, compared to $50.9 million at May 30, 2015.  On August 17, 2015, the Company prepaid long-term debt of $6.0 million.  In conjunction with this prepayment, the Company expensed approximately $48,000 of prepayment penalties and $36,000 of deferred financing fees, both which were recognized in interest expense during the thirteen weeks ended August 29, 2015. Refer to Note 9 of our May 30, 2015 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended August 29, 2015, $154.1million in net cash was provided by operating activities, an increase of $116.1 million, compared to net cash provided by operations of $38.0 million for the comparable period in fiscal 2015.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations.

For the thirteen weeks ended August 29, 2015,  approximately $43.9 million was provided from the sale of short-term investments and  $80.7 million was used to purchase short-term investments.  We invested  $18.0 million in our previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $15.3 million was used to purchase property, plant and equipment, including construction projects which are discussed in detail below.  We used approximately $8.3 million for principal payments on long-term debt including the previously discussed prepayment and $15.4 million for payment of dividends.  As of  August 29, 2015, these activities resulted in a cash increase of approximately $60.7 million since May 30, 2015.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 29, 2015, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

Index

The following table represents material construction projects approved as of September 25, 2015:

Location	Project	Projected Completion	Projected Cost	Spent as of August 29, 2015	Remaining Projected Cost
Okeechobee, FL	Layer House Expansions	November 2015	$12,873	$12,700	$173
South Texas	Cage Free Layer & Pullet Houses	November 2015	50,910	48,118	2,792
Bremen, KY	Cage Free Layer & Pullet Houses	October 2015	16,470	15,547	923
Shady Dale, GA	Pullet Houses & Layer Houses	October 2015	7,872	6,844	1,028
Shady Dale, GA	Refurbish Layer House	July 2016	3,537	70	3,467
Chase, KS	Organic Facility Expansion	May 2016	17,175	10,712	6,463
Bethune, SC	Processing Plant Upgrades	October 2015	2,604	950	1,654
Edwards, MS	Breeder Pullet Houses	January 2016	2,461	-	2,461
Quincy, FL	Layer House Expansions	February 2016	1,882	214	1,668
Delta, UT	California Compliant Layer House Expansions	April 2017	10,700	210	10,490
			$126,484	$95,365	$31,119

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV during fiscal 2016.  As of September 25, 2015, we estimate we will make additional contributions to the joint venture of $18.5 million to fund our share of the remaining construction costs of a cage free production complex with capacity for 1.8 million laying hens.

Looking forward to the rest of fiscal 2016, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued during the quarter ended August 29, 2015 that we expect will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 30, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2015.

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 29, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended August 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended May 30, 2015, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs and egg products indirectly from one or more of the defendants – that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  As previously reported, on November 25, 2014, after approving the parties’ settlement of the case, the Court entered final judgment dismissing all claims against the Company with prejudice and dismissing the Company from the case.  On January 23, 2015, direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company filed a motion either to exclude themselves from the settlement between the direct purchaser plaintiffs and the Company or to enlarge their time to opt out of the settlement and modify the final judgment entered on

Index

November 25, 2014. On September 14, 2015, the Court granted the motion enlarging the time for these direct purchaser plaintiffs to opt out finding that the failure to opt out, as legally required, was a result of excusable neglect of counsel. The Company has not determined whether to appeal this decision.  On September 18, 2015, the Court denied the direct purchaser plaintiffs’ motion for an egg products subclass, but certified in part a direct purchaser plaintiff shell egg subclass.  The class certification ruling will not affect the Company since it has been dismissed from this case.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate or that their proposed approach would be manageable by a single court.  In addition to barring any right to pursue a monetary remedy, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive class under federal law.  It did so however without prejudice so the indirect purchaser plaintiffs may renew their motion for class certification seeking a federal injunction if filed by October 23, 2015.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases.  On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. Briefing on the parties’ respective motions for summary judgment has been completed. The Court has not indicated when it will rule on these motions.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages and injunctive relief on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting on January 1, 2000 and running “through the present,” the Court ruled that the plaintiffs cannot recover damages allegedly incurred outside the state-specific statute of limitations period applicable to most causes of action asserted, with the precise damages period determined on a state-by-state and claim-by-claim basis.  The indirect purchaser putative class actions seek injunctive relief under the Sherman Act and damages under the statutes and common-law of various states.

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

The Company intends to continue to defend the remaining cases as vigorously as possible based on defenses which the Company believes are meritorious and provable.  While management believes that the likelihood of a material adverse

Index

outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlements and rulings described above, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation.  At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of these cases.  Accordingly, adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

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

ITEM 1A.   RISK FACTORS

              There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 30, 2015.

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 28, 2015 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 28, 2015
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: September 28, 2015	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2015	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)