Form 10-Q
period 2015-11-28
CAL-MAINE FOODS INC
filed 2015-12-23
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 2015

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

                                                                                 Yes ☐   No  ☑

There were 43,694,886 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of December 22, 2015.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED NOVEMBER 28, 2015

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 28, 2015	May 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,030	$8,667
Investment securities available-for-sale	405,301	249,961
Trade and other receivables (less allowance for doubtful accounts of
$815 and $513 at November 28, 2015 and May 30, 2015, respectively)	157,836	101,977
Inventories	158,121	146,260
Prepaid expenses and other current assets	3,258	2,099
Total current assets	739,546	508,964

Property, plant and equipment, net	372,207	358,790
Goodwill	29,196	29,196
Other investments	40,248	18,843
Other intangible assets	6,134	7,560
Other assets	4,976	5,300
TOTAL ASSETS	$1,192,307	$928,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,551	$70,821
Accrued dividends payable	36,410	15,372
Current maturities of long-term debt	6,159	10,065
Income taxes payable	88,902	5,288
Deferred income taxes	27,648	30,391
Total current liabilities	244,670	131,937

Long-term debt, less current maturities	22,611	40,795
Other noncurrent liabilities	5,916	5,745
Deferred income taxes	43,963	45,614
Total liabilities	317,160	224,091

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 shares authorized, 70,261 shares issued,
and 43,695 and 43,698 shares outstanding, at November 28, 2015 and May 30, 2015, respectively	703	703
Class A common stock, $0.01 par value, 4,800 shares authorized,
issued and outstanding at November 28, 2015 and May 30, 2015	48	48
Paid-in capital	44,802	43,304
Retained earnings	848,109	679,969
Accumulated other comprehensive income (loss), net of tax	(256)	22
Common stock in treasury at cost – 26,566 and 26,563 shares at November 28, 2015
and May 30, 2015, respectively	(20,545)	(20,482)
Total Cal-Maine Foods, Inc. stockholders’ equity	872,861	703,564
Noncontrolling interests in consolidated entities	2,286	998
Total stockholders’ equity	875,147	704,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,192,307	$928,653

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	$545,975	$378,617	$1,155,870	$735,561
Cost of sales	334,378	285,908	681,202	561,751
Gross profit	211,597	92,709	474,668	173,810
Selling, general, and administrative expense	45,438	37,112	88,401	77,050
Operating income	166,159	55,597	386,267	96,760
Other income (expense):
Interest income (expense), net	616	(477)	643	(1,011)
Royalty income	298	1,452	905	2,024
Equity in income of affiliates	1,302	335	2,031	645
Other, net	(366)	(398)	(1,180)	877
	1,850	912	2,399	2,535

Income before income taxes and noncontrolling interest	168,009	56,509	388,666	99,295
Income tax expense	58,099	19,648	134,666	34,249
Net income before noncontrolling interest	109,910	36,861	254,000	65,046
Less: Net income attributable to noncontrolling interest	680	258	1,747	788
Net income attributable to Cal-Maine Foods, Inc.	$109,230	$36,603	$252,253	$64,258

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$2.27	$0.76	$5.24	$1.34
Diluted	$2.26	$0.76	$5.22	$1.33
Dividends per common share	$0.751	$0.252	$1.734	$0.443
Weighted average shares outstanding:
Basic	48,164	48,136	48,164	48,133
Diluted	48,361	48,404	48,354	48,400

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net income, including noncontrolling interests	$109,910	$36,861	$254,000	$65,046

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(158)	(57)	(458)	(73)

Income tax benefit related to items of other comprehensive income	60	22	180	28

Other comprehensive loss, net of tax	(98)	(35)	(278)	(45)

Comprehensive income	109,812	36,826	253,722	65,001

Less: comprehensive income attributable to the noncontrolling interest	680	258	1,747	788

Comprehensive income attributable to Cal-Maine Foods, Inc.	$109,132	$36,568	$251,975	$64,213

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	November 28, 2015	November 29, 2014
Operating activities:
Net income including noncontrolling interest	$254,000	$65,046
Depreciation and amortization	22,107	19,984
Other adjustments, net	24,345	(16,961)
Net cash provided by operations	300,452	68,069

Investing activities:
Purchase of investments	(260,242)	(69,172)
Sales of investments	104,503	72,247
Investment in joint ventures	(19,709)	(8,160)
Purchases of property, plant and equipment	(34,028)	(43,035)
Payments received on notes receivable and from affiliates	853	783
Net proceeds from disposal of property, plant and equipment	219	145
Net cash used in investing activities	(208,404)	(47,192)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	-	60
Purchase of company stock	(62)	-
Distributions to noncontrolling interests	(459)	(655)
Principal payments on long-term debt	(22,090)	(5,201)
Payments of dividends	(63,074)	(19,718)
Net cash used in financing activities	(85,685)	(25,514)
Net change in cash and cash equivalents	6,363	(4,637)

Cash and cash equivalents at beginning of period	8,667	14,521
Cash and cash equivalents at end of period	$15,030	$9,884

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

November 28, 2015

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six weeks ended November 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 28, 2016.

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

2.   Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended November 28, 2015 and November 29, 2014 was $1.5 million and $1.2 million, respectively.

Liabilities associated with Stock Appreciation Rights as of November 28, 2015 and May 30, 2015 were zero and $1.4 million, respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at November 28, 2015 was $3.6 million and will be recorded over a weighted average period of 1.7 years.  Refer to Note 11 of our May 30, 2015 audited financial statements for further information on our stock compensation plans.

At November 28, 2015, there were 329,240 restricted shares outstanding.  The restricted shares have a weighted average grant date fair value of $27.25 per share.

Index

A summary of the Company’s restricted share activity for the twenty-six weeks ended November 28, 2015 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 30, 2015	335,140	$27.24
Granted	-	-
Vested	(4,050)	25.21
Forfeited	(1,850)	30.76
Outstanding, November 28, 2015	329,240	$27.25

3.   Inventories

Inventories consisted of the following (in thousands):

	November 28, 2015	May 30, 2015
Flocks	$92,750	$87,280
Eggs	16,992	15,507
Feed and supplies	48,379	43,473
	$158,121	$146,260

4.   Contingencies

Financial Instruments

The Company maintained cash collateralized standby letters of credit (“LOC”) for the benefit of certain insurance companies totaling $3.7 million at November 28, 2015.  The cash collateralizing the LOCs is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    As a result, none of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		26 Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net income attributable to
Cal-Maine Foods, Inc.	$109,230	$36,603	$252,253	$64,258

Basic weighted-average common shares	48,164	48,136	48,164	48,133
Effect of dilutive securities:
Restricted shares	197	245	190	245
Common stock options	0	23	0	22
Dilutive potential common shares	48,361	48,404	48,354	48,400

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$2.27	$0.76	$5.24	$1.34
Diluted	$2.26	$0.76	$5.22	$1.33

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

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net income attributable to Cal-Maine Foods, Inc. available for dividend	$109,230	$36,603	$252,253	$64,258

1/3 of net income attributable to Cal-Maine Foods, Inc.	36,410	12,201	84,084	21,419

Common stock outstanding (shares)	43,695	43,582
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,495	48,382

Dividends per common share*	$0.751	$0.252	$1.734	$0.443

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares)

7.   Fair Value Measurements

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

Index

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs.  Estimated fair values are management’s estimate, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value and carrying value of the Company’s borrowings under its credit facilities and long-term debt were as follows (in thousands):

	November 28, 2015		May 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.0% – 6.84% Notes payable	$28,770	$28,994	$44,549	$45,158
Series A Senior Secured Notes at 5.45%	-	-	6,311	6,312
	$28,770	$28,994	$50,860	$51,470

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of November 28, 2015 and May 30, 2015 (in thousands):

				Total
November 28, 2015	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$29,336	$-	$29,336
Municipal bonds	-	81,064	-	81,064
Commercial paper	-	999	-	999
Corporate bonds	-	261,809	-	261,809
Foreign government obligations	-	2,059	-	2,059
Asset backed securities	-	26,473	-	26,473
Mutual Funds	5,279	-	-	5,279
Total assets measured at fair value	$5,279	$401,740	$-	$407,019

Liabilities
Contingent consideration	$-	$-	$1,024	$1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

				Total
May 30, 2015	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$9,630	$-	$9,630
Municipal bonds	-	76,311	-	76,311
Certificates of deposit	-	2,002	-	2,002
Commercial paper	-	7,496	-	7,496
Corporate bonds	-	136,364	-	136,364
Foreign government obligations	-	1,045	-	1,045
Asset backed securities	-	14,352	-	14,352
Mutual Funds	4,508	-	-	4,508
Commodity contracts	-	82	-	82
Total assets measured at fair value	$4,508	$247,282	$-	$251,790

Liabilities
Contingent consideration	$-	$-	$1,024	$1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

Index

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit,  U.S. government and agency obligations, taxable and tax exempt municipal bonds, zero coupon municipal bonds, foreign government obligations, asset backed securities and corporate bonds with maturities of three months or longer when purchased. We classify these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the twenty-six weeks ended November 28, 2015, there were no payments made or gains/losses recognized in earnings related to contingent consideration.

8.   Investment Securities

The following represents the Company’s investment securities as of November 28, 2015 and May 30, 2015 (in thousands):

November 28, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$29,373	$-	$37	$29,336
Municipal bonds	80,814	250	-	81,064
Commercial paper	999	-	-	999
Corporate bonds	262,327	-	518	261,809
Foreign government obligations	2,068	-	9	2,059
Asset backed securities	26,525	-	52	26,473
Mutual funds	3,561	-	-	3,561
Total current investment securities	$405,667	$250	$616	$405,301

Mutual funds	1,197	521	-	1,718
Total noncurrent investment securities	$1,197	$521	$-	$1,718

May 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$9,609	$21	$-	$9,630
Municipal bonds	76,228	83	-	76,311
Certificates of deposit	2,001	1	-	2,002
Commercial paper	7,491	5	-	7,496
Corporate bonds	136,411	-	47	136,364
Foreign government obligations	1,042	3	-	1,045
Asset backed securities	14,356	-	4	14,352
Mutual funds	2,758	3	-	2,761
Total current investment securities	$249,896	$116	$51	$249,961

Mutual funds	1,199	548	-	1,747
Total noncurrent investment securities	$1,199	$548	$-	$1,747

Proceeds from sales of available-for-sale securities were $104.5 million and $72.2 million during the twenty-six weeks ended November 28, 2015 and November 29, 2014, respectively. Gross realized gains on those sales during the twenty-six weeks ended November 28, 2015 and November 29, 2014 were $18,000 and $60,000, respectively.  Gross

Index

realized losses on those sales during the twenty-six weeks ended November 28, 2015 and November 29, 2014 were $36,000 and $4,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses, net of tax, on available-for-sale securities classified as current in the amount of  $267,000 and $79,000 were recorded in other comprehensive income (loss) for the twenty-six weeks ended November 28, 2015 and November 29, 2014, respectively.    Unrealized holding gains (losses), net of tax, on long-term available-for-sale securities of $(11,000) and $35,000 were recorded in other comprehensive income (loss) for the twenty-six weeks ended November 28, 2015 and November 29, 2014, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.    Contractual maturities at November 28, 2015, are as follows (in thousands):

Estimated Fair Value
Within one year	$188,364
1-5 years	213,376
5-10 years	-
Total	$401,740

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended November 28, 2015:

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 30, 2015	$703	$48	$(20,482)	$43,304	$22	$679,969	$998	$704,562
Dividends	-	-	-	-	-	(84,113)	-	(84,113)
Other comprehensive loss, net of tax	-	-	-	-	(278)	-	-	(278)
Purchase of Company stock	-	-	(62)	-	-	-		(62)
Forfeiture of restricted stock	-	-	(1)	1	-	-		-
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(459)	(459)
Restricted stock compensation	-	-	-	1,497	-	-	-	1,497
Net income	-	-	-	-	-	252,253	1,747	254,000
Balance at November 28, 2015	$703	$48	$(20,545)	$44,802	$(256)	$848,109	$2,286	$875,147

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

Index

Beginning in April 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  As of December 1, 2015, the national laying hen flock according to the U.S. Department of Agriculture was approximately 9% lower than a year ago.  As a result, egg prices increased significantly during the summer and fall months of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was  $2.32 per dozen, with a peak of $2.97 during the month of August.  Our average selling prices for shell eggs were up 42.9% in the second quarter of fiscal 2016 compared to the same period of fiscal 2015, however, they were down 12.2% compared to the first quarter of fiscal 2016.  While egg prices were still at much higher than normal levels at the beginning of our second quarter, they dropped considerably in October before moving back up due to higher demand related to the Thanksgiving holiday.  Subsequent to November 28, 2015, shell egg prices have continued to decline.  While there have been no further reported U.S. outbreaks of highly pathogenic AI, the United States Department of Agriculture has expressed concern for additional outbreaks this winter with the return of migratory waterfowl which are carriers of the virus.  There have been no positive tests for avian influenza at any of our locations, and we are significantly increasing the biosecurity measures at all of our facilities; however, we cannot be certain that our flocks will not be affected.

For the quarter ended November 28, 2015, we produced approximately 77% of the total number of shell eggs we sold.  Approximately 4% of such production was provided by contract producers utilizing their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 62%  and  61% of our total farm egg production cost for the thirteen and twenty-six weeks ended November 28, 2015.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased supplies of both corn and soybean meal for fiscal year 2015.  The large, recently harvested, 2015 crops should provide adequate supplies of both corn and soybean meal for the 2016 fiscal year; however, we expect the outlook for feed prices to remain volatile.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	75.5	58.9	76.4
Gross profit	38.8	24.5	41.1	23.6
Selling, general, and administrative expense	8.3	9.8	7.6	10.4
Operating income	30.5	14.7	33.5	13.2
Other income (expense):
Interest income (expense), net	0.1	(0.1)	0.0	(0.1)
Royalty income	0.1	0.4	0.1	0.3
Equity in income of affiliates	0.2	0.1	0.2	0.1
Other	(0.1)	(0.1)	(0.1)	0.2
	0.3	0.3	0.2	0.4

Income before income taxes and noncontrolling interest	30.8	15.0	33.7	13.6
Income tax expense	10.6	5.2	11.7	4.7
Net income before noncontrolling interest	20.2	9.8	22.0	8.9
Less: Net income attributable to noncontrolling interest	0.2	0.1	0.2	0.2
Net income attributable to Cal-Maine Foods, Inc.	20.0%	9.7%	21.8%	8.7%

NET SALES

Approximately 96% of our net sales were shell eggs and approximately 4% were egg products.  Net sales for the thirteen weeks ended November 28, 2015 were $546.0 million, an increase of $167.4 million, or 44.2%, compared to net sales of $378.6 million for the thirteen weeks ended November 29, 2014.  Total dozens of eggs sold and egg selling prices increased for the current thirteen-week period compared to the same period in fiscal 2015.  Dozens sold for the second quarter of fiscal year 2016 were 264.2 million, an increase of 684,000, or 0.3%, compared to 263.5 million for the same quarter of fiscal 2015.  Our net average selling price per dozen of shell eggs for the thirteen weeks ended November 28, 2015 was $1.970, compared to $1.379 for the thirteen weeks ended November 29, 2014, an increase of 42.9%. Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.  The large increase in average selling price per dozen is primarily attributable to the previously discussed avian influenza outbreak and its effect on supply levels.

Net sales for the twenty-six weeks ended November 28, 2015 were $1,155.9 million, an increase of $420.3 million, or 57.1%, compared to net sales of $735.6 million for the twenty-six weeks ended November 29, 2014.  Total dozens of eggs sold and egg selling prices increased for the current twenty-six week period compared to the same period in fiscal 2015.  Dozens sold for the current twenty-six week period of fiscal year 2016 were 522.9 million, an increase of 1.5% compared to 515.2 million for the same period of fiscal 2015.  For the twenty-six weeks ended November 28, 2015, our average selling price per dozen was $2.105 compared to $1.367 for the same period last year, an increase of 54.0%.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

Index

	13 Weeks Ended				26 Weeks Ended
	November 28, 2015		November 29, 2014		November 28, 2015		November 29, 2014
Total net sales	$545,975		$378,617		$1,155,870		$735,561

Non-specialty shell egg sales	$369,848	70.7%	$254,286	69.4%	$792,769	71.6%	$492,786	69.4%
Specialty shell egg sales	136,791	26.1%	98,149	26.8%	280,744	25.4%	190,279	26.8%
Co-pack specialty shell egg sales	14,246	2.7%	10,869	3.0%	28,245	2.6%	21,006	3.0%
Other	2,515	0.5%	3,313	0.9%	4,301	0.4%	6,021	0.8%
Net shell egg sales	$523,400	100.0%	$366,617	100.0%	$1,106,059	100.0%	$710,092	100.0%

Net shell egg sales as a percentage of total net sales	96%		97%		96%		97%

Dozens sold:
Non-specialty shell egg	199,186	75.4%	207,873	78.9%	394,538	75.4%	407,131	79.0%
Specialty shell egg	59,269	22.4%	50,141	19.0%	117,304	22.4%	97,374	18.9%
Co-pack specialty shell egg	5,717	2.2%	5,474	2.0%	11,104	2.1%	10,666	4.0%
Total dozens sold	264,172	100.0%	263,488	100.0%	522,946	100.0%	515,171	100.0%

Net average selling price	$ 1.970		$ 1.379		$ 2.105		$ 1.367

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended November 28, 2015,  non-specialty shell egg dozens sold decreased approximately 4.2% and the average selling price increased 50.7% to $1.87 from $1.24 for the same period of the prior year.    For the twenty-six weeks ended November 28, 2015, non-specialty shell egg dozens sold decreased 3.1% and the average selling price increased 64.7%  to $2.02 from $1.23 for the same period of the prior year.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continue to make up a significant and growing portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended November 28, 2015, specialty shell egg dozens sold increased approximately 18.2% and the average selling price increased 17.9%  to $2.31 from $1.96 for the same period of the prior year.    For the twenty-six weeks ended November 28, 2015, specialty shell egg dozens sold increased approximately 20.5% and the average selling price increased 22.5%  to $2.39 from $1.95 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 5.7 million and 5.5 million dozen for the quarters ended November 28, 2015 and November 29, 2014, respectively.  Co-pack specialty shell eggs sold during the twenty-six weeks ended November 28, 2015 and November 29, 2014, were 11.1 million and 10.7 million, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the second quarter of fiscal 2016, egg product sales were $22.6 million, an increase of $10.8 million, or 91.6%, compared

Index

to $11.8 million for the same period of 2015. Pounds sold for the second quarter of fiscal year 2016 were 14.7 million pounds, an increase of 2.2 million pounds, or 17.6%, compared to 12.5 million pounds for the same quarter of fiscal 2015.  For the twenty-six weeks ended November 28, 2015, egg product sales were $49.8 million, an increase of $24.8 million, or 99.2%, compared to $25.0 million for the same period of 2015. Pounds sold for the twenty-six weeks ended November 28, 2015 were 28.9 million pounds, an increase of 3.5 million pounds, or 13.8%, compared to 25.4 million pounds for the same period of fiscal year 2015. The increase in sales volume for both the thirteen and twenty-six weeks ended November 28, 2015 is combined with significantly higher market prices for liquid and frozen whole eggs and egg yolks due to shortages resulting from avian influenza.

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			26 Weeks Ended
	November 28, 2015	November 29, 2014	Percent Change	November 28, 2015	November 29, 2014	Percent Change
Cost of Sales:
Farm production	$140,817	$138,470	1.7%	$279,852	$278,576	0.5%
Processing and packaging	46,197	43,076	7.2%	91,050	83,017	9.7%
Outside egg purchases and other (including change in inventory)	131,775	95,592	37.9%	276,849	182,547	51.7%
Total shell eggs	318,789	277,138	15.0%	647,751	544,140	19.0%
Egg products	15,452	8,531	81.1%	32,955	17,157	92.1%
Other	137	239	(42.7)%	496	454	9.3%
Total	$334,378	$285,908	17.0%	$681,202	$561,751	21.3%

Farm production cost (per dozen produced)
Feed	$0.427	$0.432	(1.2)%	$0.423	$0.457	(7.4)%
Other	0.262	0.263	(0.4)%	0.271	0.264	2.7%
Total	$0.689	$0.695	(0.9)%	$0.694	$0.721	(3.7)%

Outside egg purchases (average cost per dozen)	$1.97	$1.38	42.8%	$2.12	$1.36	55.9%

Dozen Produced	204,423	201,283	1.6%	407,071	393,498	3.4%
Dozen Sold	264,172	263,488	0.3%	522,946	515,071	1.5%

Cost of sales for the second quarter of fiscal 2016 was $334.4 million, an increase of $48.5 million, or 17.0%, compared to cost of sales of $285.9 million for the same quarter of fiscal 2015.  The increase was primarily driven by the increased cost of outside egg purchases due to higher per dozen prices, increased costs for biosecurity, and increased processing and packaging costs.  Labor costs related to an increased focus on quality in our processing plants drove the increase in processing cost for the quarter, while packaging costs increased due to higher volumes of certain specialty egg cartons.  Cost of sales as a percentage of net sales decreased compared to the same quarter last year due to significantly higher average selling prices and lower feed costs per dozen produced.  Feed cost per dozen for the fiscal 2016 second quarter was $0.427, compared to $0.432 per dozen for the comparable fiscal 2015 quarter, a decrease of 1.2%.  The increased average customer selling price and decrease in feed costs increased gross profit margin to 38.8%  for the current period from 24.5% for the thirteen weeks ended November 29, 2014.

Index

For the twenty-six weeks ended November 28, 2015, total cost of sales was $681.2 million, an increase of $119.5 million, or 21.3%, compared to cost of sales of $561.8 million for the same period of fiscal 2015.  The increase was primarily driven by outside egg purchase cost as well as increases in processing and packaging cost discussed above.  Cost of sales as a percentage of net sales decreased compared to the same period of last year due to significantly higher average selling prices of eggs and lower feed costs per dozen produced.  Feed cost per dozen for the twenty-six weeks ended November 28, 2015, was $0.423, compared to $0.457 per dozen for the comparable period of fiscal 2015, a decrease of 7.4%.  Gross profit increased from 23.6% of net sales for the twenty-six weeks ended November 29, 2014, to 41.1% of net sales for the same period of fiscal 2016 primarily due to the increased selling prices of eggs and lower feed costs per dozen.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	November 28, 2015	November 29, 2014	Change
Stock compensation expense	$745	$565	$180
Specialty egg expense	16,187	11,828	4,359
Payroll and overhead	10,097	7,976	2,121
Other expenses	5,700	4,950	750
Delivery expense	12,709	11,793	916
Total	$45,438	$37,112	$8,326

Selling, general, and administrative expense for the thirteen weeks ended November 28, 2015 was $45.4 million, an increase of 22.4%, compared to $37.1 million for the thirteen weeks ended November 29, 2014.  Specialty egg expense increased $4.4 million for the thirteen weeks ended November 28, 2015 compared to the same period of last year, an increase of 36.9%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which increased 18.2% for the current year quarter.  Franchise fees and advertising, which are components of specialty egg expense increased 17.4% and 10.7%, respectively, compared to the same period of last year.  Payroll and overhead increased $2.1 million, or 26.6%, for the thirteen weeks ended November 28, 2015 compared to the same period of last year primarily due to increased bonus accruals in the current period and increased employee count.  As a percentage of net sales, payroll and overhead was 1.7% for the second quarter of fiscal 2016 compared to 2.1% for the same period of last year.

	26 Weeks Ended
	November 28, 2015	November 29, 2014	Change
Stock compensation expense	$1,444	$1,200	$244
Specialty egg expense	30,069	25,467	4,602
Payroll and overhead	19,683	15,382	4,301
Other expenses	12,302	11,741	561
Delivery expense	24,903	23,260	1,643
Total	$88,401	$77,050	$11,351

Selling, general, and administrative expense for the twenty-six weeks ended November 28, 2015 was $88.4 million, an increase of 14.7%, compared to $77.1 million for the twenty-six weeks ended November 29, 2014.  Specialty egg expense increased $4.6 million for the twenty-six weeks ended November 28, 2015 compared to the same period of last year, an increase of 18.1%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which increased 20.5% for the current year quarter.  Franchise fees and advertising, which are components of specialty egg expense increased 17.8%  and 11.1%, respectively, compared to the same period of last year.  Payroll and overhead increased $4.3 million, or 28.0%, for the twenty-six weeks ended November 28, 2015 compared to the same period of last year primarily due to increased bonus accruals in the current period and increased employee count.  As a percentage of net sales, payroll and overhead was 1.8% for fiscal 2016 compared to 2.1% for the same period of last year.

Index

OPERATING INCOME

As a result of the above, operating income was $166.2 million for the second quarter of fiscal 2016, compared to $55.6 million for the fiscal 2015 second quarter.  Operating income as a percent of net sales was 30.5% for the second quarter of fiscal 2016, compared to 14.7% for the second quarter of fiscal 2015.

For the twenty-six weeks ended November 28, 2015, operating income was $386.3 million compared to $96.8 million for the same period of fiscal 2015.  Operating income as a percentage of net sales was 33.5% for the twenty-six weeks ended November 28, 2015 compared to 13.2% for the same period of fiscal 2015.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended November 28, 2015 was $1.9 million, an increase of $938,000, compared to $912,000 for the thirteen weeks ended November 29, 2014.  As a percent of net sales, other income was 0.3% for both the thirteen weeks ended November 28, 2015 and November 29, 2014.

Net interest income for the second quarter of fiscal 2016 was $616,000 compared to net interest expense of $477,000 for the same period of last year.  The reason for the change is an increase in interest income on available for sale securities and a reduction of interest expense due to lower Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $298,000 for the thirteen weeks ended November 28, 2015, compared to $1.5 million from the thirteen weeks ended November 29, 2014, a decrease of $1.2 million primarily due to a one-time bonus received in the prior year for a new mineral rights lease as well as declining well production and prices in the current period.

Equity in income of affiliates for the second quarter of fiscal 2016 was $1.3 million compared to $335,000 for the same period of last year.  The increase of $967,000 is primarily due to our interest in the Southwest Specialty Egg, LLC joint venture.

Total other income (expense) for the twenty-six weeks ended November 28, 2015, was $2.4 million, a decrease of $136,000, compared to $2.5 million for the same period of fiscal 2015.  This decrease is primarily due to a previously disclosed gain of $886,000 on a property damage claim recorded in the first quarter of fiscal 2015.  As a percent of net sales, other income was 0.2% and 0.4% for the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively.

Net interest income for the twenty-six weeks ended November 28, 2015 was $643,000 compared to net interest expense of $1.0 million for the same period of last year.  The reason for the change is an increase in interest income on available for sale securities and a reduction of interest expense due to lower Company debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $905,000 for the twenty-six weeks ended November 28, 2015, compared to $2.0 million from twenty-six weeks ended November 29, 2014, a decrease of $1.1 million primarily due to a one-time bonus received in the prior year for a new mineral rights lease as well as declining well production and prices in the current period.

Equity in income of affiliates for the twenty-six weeks ended November 28, 2015 was $2.0 million compared to $645,000 for the same period of last year.  The increase of $1.4 million is primarily due to our interest in the Southwest Specialty Egg, LLC joint venture.

Index

            INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $167.3 million for the thirteen weeks ended November 28, 2015, compared to $56.3 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $58.1 million was recorded, with an effective tax rate of 34.7%, compared to $19.6 million, with an effective rate of 34.8%, for last year’s comparable period.

For the twenty-six weeks ended November 28, 2015, pre-tax income, less net income attributable to noncontrolling interest, was $386.9 million, compared to $98.5 million for last year’s comparable period.  For the twenty-six weeks ended November 28, 2015, income tax expense of $134.7 million was recorded, with an effective tax rate of 34.8%, compared to $34.2 million, with an effective rate of 34.8% for last year’s comparable period.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended November 28, 2015, net income attributable to noncontrolling interest was $680,000, compared to $258,000 for the same period of 2015.

For the twenty-six weeks ended November 28, 2015, net income attributable to noncontrolling interest was $1.7 million, compared to $788,000 for the same period of 2015.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended November 28, 2015, was $109.2 million, or $2.27 per basic share and $2.26 per diluted share, compared to net income of $36.6 million, or $0.76 per basic and diluted share for the same period last year.

Net income for the twenty-six weeks ended November 28, 2015, was $252.3 million, or $5.24 per basic share and $5.22 per diluted share, compared to net income of $64.3 million, or $1.34 per basic and $1.33 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 28, 2015 was $494.9 million, compared to $377.0 million at May 30, 2015. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.02 at November 28, 2015, compared with 3.86 at May 30, 2015. Our need for working capital generally is highest in the fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash. Our long-term debt at November 28, 2015, including current maturities, amounted to $28.8 million, compared to $50.9 million at May 30, 2015.  During the twenty-six weeks ended November 28, 2015, the Company prepaid long-term debt of $18.1 million.  In conjunction with these prepayments, the Company expensed approximately $48,000 of prepayment penalties and $41,000 of deferred financing fees, both which were recognized in interest expense during the twenty-six weeks ended November 28, 2015.  Refer to Note 9 of our May 30, 2015 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended November 28, 2015, $300.5 million in net cash was provided by operating activities, an increase of $232.4 million, compared to net cash provided by operations of $68.1 million for the comparable period in fiscal 2015.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations.

For the twenty-six weeks ended November 28, 2015,  approximately $104.5 million was provided from the sale of short-term investments and  $260.2 million was used to purchase short-term investments.  We invested  $19.7 million in our

Index

previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $34.0 million was used to purchase property, plant and equipment, including construction projects discussed in detail below.  We used approximately $22.1 million for principal payments on long-term debt including the previously discussed prepayments and $63.1 million for payment of dividends.  As of November 28, 2015, these activities resulted in a cash increase of approximately $6.4 million since May 30, 2015.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 28, 2015, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The following table represents material construction projects approved as of December 23, 2015:

Location	Project	Projected Completion	Projected Cost	Spent as of November 28, 2015	Remaining Projected Cost
Bethune, SC	Processing Plant Upgrades	Complete	$2,584	$2,584	$-
Bremen, KY	Cage-Free Layer & Pullet Houses	Complete	16,605	16,605	-
Quincy, FL	Layer House Expansions	February 2016	1,882	1,853	29
Okeechobee, FL	Layer House Expansions	February 2016	14,260	13,174	1,086
South Texas	Cage-Free Layer & Pullet Houses	February 2016	50,910	48,348	2,562
Delta, UT	California Compliant Layer House Expansions	April 2016	10,696	687	10,009
Chase, KS	Organic Facility Expansion	May 2016	17,175	12,330	4,845
Edwards, MS	Breeder Pullet Houses	May 2016	2,461	344	2,117
Shady Dale, GA	Refurbish Layer House	July 2016	3,537	72	3,465
South Texas	Cage-Free Layer Houses	October 2016	4,033	-	4,033
Lake City, FL	Cage-Free Layer Houses	October 2016	4,047	-	4,047
South Texas	Layer House Expansions	February 2017	11,353	-	11,353
Shady Dale, GA	Pullet Houses & Layer Houses	February 2017	7,872	7,753	119
Guthrie, KY	Cage-Free Layer Houses	May 2017	11,751	1,134	10,617
Green Forest, AR	Cage-Free Layer Houses	August 2017	8,146	746	7,400
			$167,312	$105,630	$61,682

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV during fiscal 2016.  As of December 23, 2015, we estimate we will make additional contributions to the joint venture of  $21.7 million to fund our share of the remaining construction costs of a cage-free production complex with capacity for 1.8 million laying hens.

Looking forward to the rest of fiscal 2016, we believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

Index

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material impact its financial statements or presentation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 28, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended November 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended August 29, 2015, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 30, 2015, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Index

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants – that is, they purchased from retailers that had previously purchased from defendants or other parties – and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  As previously reported, in November 2014 the Court approved the Company’s settlement with the direct purchaser plaintiff class and entered final judgment dismissing with prejudice the class members’ claims against the Company.  On September 18, 2015, the Court denied the direct purchaser plaintiffs’ motion against the remaining defendants for an egg products subclass, but certified in part a direct purchaser plaintiff shell egg subclass.  The class certification ruling will not affect the Company since it has been dismissed from this case.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws.  Briefing on the parties’ respective motions for summary judgment has been completed, and the Court will hear argument on those motions in February 2016.  On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law.  However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction.  The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015.  The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes.  On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  The Company chose not to appeal the court’s order granting direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company September 14, 2015, more time to opt out of the direct purchaser case settlement noted above. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases.  On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory

Index

immunities from federal antitrust law. Briefing on the parties’ respective motions for summary judgment has been completed, and the Court will hear argument on those motions in February 2016.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages under the statutes and common-law of various states and injunctive relief under the Sherman Act on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting in October, 2006 and running “through the present,” the Court denied the plaintiffs’ motion to certify classes seeking damages under the laws of 21 states and denied without prejudice the plaintiffs’ motion to certify an injunctive-relief class.

Five of the original six non-class cases remain pending against the Company.  In four of the remaining non-class cases, the plaintiffs seek damages and injunctive relief under the Sherman Act.  In the other remaining non-class case, the plaintiff seeks damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, summary judgment, and scheduling.  The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases).

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

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated December 23, 2015 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 23, 2015
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: December 23, 2015	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: December 23, 2015	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)