Form 10-Q
period 2016-02-27
CAL-MAINE FOODS INC
filed 2016-03-28
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 27, 2016

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

                                                                                 Yes ☐   No  ☑

There were 43,736,481 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 25, 2016.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED FEBRUARY 27, 2016

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 27, 2016	May 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,139	$8,667
Investment securities available-for-sale	378,910	249,961
Trade and other receivables (less allowance for doubtful accounts of
$450 and $513 at February 27, 2016 and May 30, 2015, respectively)	110,765	101,977
Inventories	154,165	146,260
Prepaid expenses and other current assets	2,289	2,099
Total current assets	654,268	508,964

Property, plant and equipment, net	382,271	358,790
Goodwill	29,196	29,196
Other investments	47,971	18,843
Other intangible assets	5,495	7,560
Other assets	5,031	5,300
TOTAL ASSETS	$1,124,232	$928,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,338	$70,821
Accrued dividends payable	21,388	15,372
Current maturities of long-term debt	6,159	10,065
Income taxes payable	7,946	5,288
Deferred income taxes	21,796	30,391
Total current liabilities	127,627	131,937

Long-term debt, less current maturities	21,081	40,795
Other noncurrent liabilities	6,301	5,745
Deferred income taxes	53,207	45,614
Total liabilities	208,216	224,091

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 shares authorized, 70,261 shares issued,
and 43,738 and 43,698 shares outstanding, at February 27, 2016 and May 30, 2015, respectively	703	703
Class A common stock, $0.01 par value, 4,800 shares authorized,
issued and outstanding at February 27, 2016 and May 30, 2015	48	48
Paid-in capital	45,473	43,304
Retained earnings	890,838	679,969
Accumulated other comprehensive income (loss), net of tax	(812)	22
Common stock in treasury at cost – 26,523 and 26,563 shares at February 27, 2016
and May 30, 2015, respectively	(22,254)	(20,482)
Total Cal-Maine Foods, Inc. stockholders’ equity	913,996	703,564
Noncontrolling interests in consolidated entities	2,020	998
Total stockholders’ equity	916,016	704,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,124,232	$928,653

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net sales	$449,760	$437,556	$1,605,630	$1,173,117
Cost of sales	317,034	325,039	998,236	886,790
Gross profit	132,726	112,517	607,394	286,327
Selling, general, and administrative expense	46,955	40,492	135,356	117,542
Operating income	85,771	72,025	472,038	168,785
Other income (expense):
Interest income (expense), net	1,377	(351)	2,020	(1,362)
Royalty income	362	331	1,266	2,355
Patronage dividends	6,879	4,336	6,879	4,581
Equity in income of affiliates	1,542	817	3,574	1,462
Other, net	1,584	(84)	404	549
	11,744	5,049	14,143	7,585

Income before income taxes and noncontrolling interest	97,515	77,074	486,181	176,370
Income tax expense	33,173	26,115	167,839	60,365
Net income before noncontrolling interest	64,342	50,959	318,342	116,005
Less: Net income attributable to noncontrolling interest	178	77	1,925	865
Net income attributable to Cal-Maine Foods, Inc.	$64,164	$50,882	$316,417	$115,140

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.33	$1.06	$6.57	$2.39
Diluted	$1.33	$1.05	$6.54	$2.38
Dividends per common share	$0.441	$0.350	$2.175	$0.793
Weighted average shares outstanding:
Basic	48,204	48,137	48,177	48,134
Diluted	48,367	48,447	48,359	48,416

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net income, including noncontrolling interests	$64,342	$50,959	$318,342	$116,005

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(897)	(42)	(1,355)	(115)

Income tax benefit related to items of other comprehensive income	341	17	521	45

Other comprehensive loss, net of tax	(556)	(25)	(834)	(70)

Comprehensive income	63,786	50,934	317,508	115,935

Less: comprehensive income attributable to the noncontrolling interest	178	77	1,925	865

Comprehensive income attributable to Cal-Maine Foods, Inc.	$63,608	$50,857	$315,583	$115,070

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	February 27, 2016	February 28, 2015
Operating activities:
Net income including noncontrolling interest	$318,342	$116,005
Depreciation and amortization	33,185	30,201
Other adjustments, net	(18,807)	(9,852)
Net cash provided by operations	332,720	136,354

Investing activities:
Purchase of investments	(352,315)	(139,956)
Sales of investments	221,879	109,489
Investment in joint ventures	(29,209)	(8,160)
Purchases of property, plant and equipment	(55,119)	(62,109)
Payments received on notes receivable and from affiliates	4,677	1,409
Net proceeds from disposal of property, plant and equipment	2,724	2,031
Net cash used in investing activities	(207,363)	(97,296)

Financing activities:
Proceeds from issuance of common stock from treasury, net (including tax benefit on nonqualifying disposition of incentive stock options)	-	60
Purchase of company stock	(1,831)	-
Distributions to noncontrolling interests	(903)	(941)
Principal payments on long-term debt	(23,620)	(7,726)
Payments of dividends	(99,531)	(31,938)
Net cash used in financing activities	(125,885)	(40,545)
Net change in cash and cash equivalents	(528)	(1,487)

Cash and cash equivalents at beginning of period	8,667	14,521
Cash and cash equivalents at end of period	$8,139	$13,034

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 27, 2016

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and thirty-nine weeks ended February 27, 2016 are not necessarily indicative of the results that may be expected for the year ending May 28, 2016.

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

2.   Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended February 27, 2016 and February 28, 2015 was $2.2 million and $1.7 million, respectively.

Liabilities associated with Stock Appreciation Rights as of February 27, 2016 and May 30, 2015 were zero and $1.4 million, respectively. The liabilities for our 2005 Stock Appreciation Rights are included in the line item “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheets.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at February 27, 2016 was $6.4 million and will be recorded over a weighted average period of 2.3 years.  Refer to Note 11 of our May 30, 2015 audited financial statements for further information on our stock compensation plans.

At February 27, 2016, there were 290,600 restricted shares outstanding, with a weighted average grant date fair value of $35.94 per share.    A summary of the Company’s restricted share activity for the  thirty-nine weeks ended February 27, 2016 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 30, 2015	335,140	$27.24
Granted	78,560	49.39
Vested	(121,250)	20.70
Forfeited	(1,850)	30.76
Outstanding, February 27, 2016	290,600	$35.94

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	February 27, 2016	May 30, 2015
Flocks	$90,929	$87,280
Eggs	15,742	15,507
Feed and supplies	47,494	43,473
	$154,165	$146,260

4.   Contingencies

Financial Instruments

The Company maintained cash collateralized standby letters of credit (“LOC”) for the benefit of certain insurance companies totaling $3.7 million at February 27, 2016.  The cash collateralizing the LOCs is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    As a result, none of the LOCs are recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		39 Weeks Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net income attributable to
Cal-Maine Foods, Inc.	$64,164	$50,882	$316,417	$115,140

Basic weighted-average common shares	48,204	48,137	48,177	48,134
Effect of dilutive securities:
Restricted shares	163	288	182	260
Common stock options	-	22	-	22
Dilutive potential common shares	48,367	48,447	48,359	48,416

Net income per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$1.33	$1.06	$6.57	$2.39
Diluted	$1.33	$1.05	$6.54	$2.38

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

Index

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net income attributable to Cal-Maine Foods, Inc. available for dividend	$64,164	$50,882	$316,417	$115,140

1/3 of net income attributable to Cal-Maine Foods, Inc.	21,388	16,961	105,472	38,380

Common stock outstanding (shares)	43,738	43,672
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,538	48,472

Dividends per common share*	$0.441	$0.350	$2.175	$0.793

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

Index

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

	February 27, 2016		May 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.0% – 6.84% Notes payable	$27,240	$27,586	$44,549	$45,158
Series A Senior Secured Notes at 5.45%	-	-	6,311	6,312
	$27,240	$27,586	$50,860	$51,470

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of February 27, 2016 and May 30, 2015):

				Total
February 27, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$10,991	$-	$10,991
Municipal bonds	-	80,177	-	80,177
Commercial paper	-	2,989	-	2,989
Corporate bonds	-	266,475	-	266,475
Foreign government obligations	-	2,056	-	2,056
Asset backed securities	-	12,686	-	12,686
Mutual Funds	5,415	-	-	5,415
Total assets measured at fair value	$5,415	$375,374	$-	$380,789

				Total
May 30, 2015	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$9,630	$-	$9,630
Municipal bonds	-	76,311	-	76,311
Certificates of deposit	-	2,002	-	2,002
Commercial paper	-	7,496	-	7,496
Corporate bonds	-	136,364	-	136,364
Foreign government obligations	-	1,045	-	1,045
Asset backed securities	-	14,352	-	14,352
Mutual Funds	4,508	-	-	4,508
Commodity contracts	-	82	-	82
Total assets measured at fair value	$4,508	$247,282	$-	$251,790

Liabilities
Contingent consideration	$-	$-	$1,024	$1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

Investment securities – available-for-sale, classified as level 2, consist of U.S. government and agency obligations, taxable and tax exempt municipal bonds, zero coupon municipal bonds, foreign government obligations, asset backed securities and corporate bonds with maturities of three months or longer when purchased. We classify these securities as

Index

current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets based on their highest and best use.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of a business acquisition (Refer to Note 2 in the Annual Report on Form 10-K).  Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During the thirty-nine weeks ended February 27, 2016, the final payment of $1.0 million was made related to contingent consideration.

Thirty-nine weeks ended February 27, 2016
Balance at May 30, 2015	$1,024
(Gains)/Losses recognized in earnings	-
Actual payments made	(1,024)
Balance at February 27, 2016	$-

8.   Investment Securities

The following represents the Company’s investment securities as of February 27, 2016 and May 30, 2015 (in thousands):

February 27, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$10,989	$2	$-	$10,991
Municipal bonds	79,951	226	-	80,177
Commercial paper	2,992	-	3	2,989
Corporate bonds	267,802	-	1,327	266,475
Foreign government obligations	2,056	-	-	2,056
Asset backed securities	12,687	-	1	12,686
Mutual funds	3,561	-	25	3,536
Total current investment securities	$380,038	$228	$1,356	$378,910

Mutual funds	1,493	386	-	1,879
Total noncurrent investment securities	$1,493	$386	$-	$1,879

Index

May 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$9,609	$21	$-	$9,630
Municipal bonds	76,228	83	-	76,311
Certificates of deposit	2,001	1	-	2,002
Commercial paper	7,491	5	-	7,496
Corporate bonds	136,411	-	47	136,364
Foreign government obligations	1,042	3	-	1,045
Asset backed securities	14,356	-	4	14,352
Mutual funds	2,758	3	-	2,761
Total current investment securities	$249,896	$116	$51	$249,961

Mutual funds	1,199	548	-	1,747
Total noncurrent investment securities	$1,199	$548	$-	$1,747

Proceeds from sales of available-for-sale securities were $221.9 million and $109.5 million during the thirty-nine weeks ended February 27, 2016 and February 28, 2015, respectively. Gross realized gains on those sales during the thirty-nine weeks ended February 27, 2016 and February 28, 2015 were $100,000 and $68,000, respectively.  Gross realized losses on those sales during the thirty-nine weeks ended February 27, 2016 and February 28, 2015 were $102,000 and $6,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses, net of tax, on available-for-sale securities classified as current in the amount of  $740,000 and $128,000 were recorded in other comprehensive income (loss) for the thirty-nine weeks ended February 27, 2016 and February 28, 2015, respectively.    Unrealized holding gains (losses), net of tax, on long-term available-for-sale securities of $(94,000) and $58,000 were recorded in other comprehensive income (loss) for the thirty-nine weeks ended February 27, 2016 and February 28, 2015, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at February 27, 2016, are as follows (in thousands):

Estimated Fair Value
Within one year	$206,189
1-5 years	169,185
Total	$375,374

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended February 27, 2016:

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interests	Total
Balance at May 30, 2015	$703	$48	$(20,482)	$43,304	$22	$679,969	$998	$704,562
Dividends	-	-	-	-	-	(105,548)	-	(105,548)
Other comprehensive loss, net of tax	-	-	-	-	(834)	-	-	(834)
Purchase of Company stock	-	-	(1,831)	-	-	-		(1,831)
Grant of restricted stock, net of forfeitures	-	-	59	(59)	-	-		-
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(903)	(903)
Restricted stock compensation	-	-	-	2,228	-	-	-	2,228
Net income	-	-	-	-	-	316,417	1,925	318,342
Balance at February 27, 2016	$703	$48	$(22,254)	$45,473	$(812)	$890,838	$2,020	$916,016

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, projected construction costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses, and (v) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

The Company has one operating segment,  which is the production, grading, packaging, marketing and distribution of shell eggs.  The majority of our customers rely on us to provide most of their shell egg needs, including specialty and non-specialty eggs. Specialty eggs represent a broad range of products.  We classify nutritionally enhanced, cage free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as non-specialty products.  While we report separate sales information for these types of eggs, we note that there are a number of cost factors which are not specifically available for non-specialty or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

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

Index

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

Beginning in April 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  As of March 1, 2016, the national laying hen flock according to the U.S. Department of Agriculture was approximately 3% lower than a year ago.  Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was  $2.32 per dozen, with a peak of $2.97 during August.  Subsequent to November 2015, shell egg prices have declined.  Our average year to date selling prices for shell eggs in fiscal 2016 were up 35.6% compared to fiscal 2015; however, average selling prices for the third quarter of fiscal 2016 were up just 4.3% compared with the same period last year due to increased industry-wide egg supplies caused by demand erosion for egg products as well as increased egg imports and reduced egg exports.  During January 2016, there was a minor outbreak of highly pathogenic AI in Indiana that did not have a material impact on egg supply.  There have been no positive tests for AI at any of our locations, and we have significantly increased the biosecurity measures at all of our facilities; however, we cannot be certain our flocks will not be affected.

For the thirteen and thirty-nine weeks ended February 27, 2016, we produced approximately 77% of the total number of shell eggs we sold.  Approximately 4% of such production was provided by contract producers utilizing their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 60% of our total farm egg production cost for the thirteen and thirty-nine weeks ended February 27, 2016.    Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Favorable weather conditions and improved yields for the 2014 crop increased supplies of both corn and soybean meal for fiscal year 2015.  The large, recently harvested, 2015 crops further increased available supplies for corn and soybean meal which favorably impacted our results for the first three quarters of fiscal 2016, and should result in lower feed prices in the fourth quarter of fiscal 2016 compared to the same period of fiscal 2015. However, we expect the outlook for feed prices to remain volatile.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	74.3	62.2	75.6
Gross profit	29.5	25.7	37.8	24.4
Selling, general, and administrative expense	10.4	9.3	8.4	10.0
Operating income	19.1	16.4	29.4	14.4
Other income (expense):
Interest income (expense), net	0.3	(0.1)	0.1	(0.1)
Royalty income	0.1	0.1	0.1	0.2
Patronage dividends	1.5	1.0	0.4	0.4
Equity in income of affiliates	0.3	0.2	0.3	0.1
Other	0.4	0.0	0.0	0.1
	2.6	1.2	0.9	0.7

Income before income taxes and noncontrolling interest	21.7	17.6	30.3	15.1
Income tax expense	7.4	6.0	10.5	5.1
Net income before noncontrolling interest	14.3	11.6	19.8	10.0
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.1	0.2
Net income attributable to Cal-Maine Foods, Inc.	14.3%	11.6%	19.7%	9.8%

NET SALES

Approximately 97% of our net sales for the third quarter of fiscal 2016 were shell eggs and approximately  3%  were egg products.  Net sales for the thirteen weeks ended February 27, 2016 were $449.8 million, an increase of $12.2 million, or 2.8%, compared to net sales of $437.6 million for the thirteen weeks ended February 28, 2015.  Total dozens of shell eggs sold decreased for the current thirteen-week period compared to the same period in fiscal 2015 while shell egg selling prices increased.    Dozens sold for the third quarter of fiscal year 2016  were  277.6 million, a decrease of 5.4 million, or 1.9%, compared to 283.0 million resulting in a decrease in net sales of $8.2 million.

Our net average selling price per dozen of shell eggs for the thirteen weeks ended February 27, 2016 was $1.568, compared to $1.503 for the thirteen weeks ended February 28, 2015, an increase of 4.3%, resulting in a corresponding increase in net shell egg sales of $18.4 million.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues resulted in an increase in net sales of $2.0 million for the thirteen weeks ended February 27, 2016 compared to the same period of last year.

Index

Approximately 96% of our net sales for the thirty-nine weeks ended February 27, 2016, were shell eggs and approximately 4% were egg products.  Net sales for the thirty-nine weeks ended February 27, 2016 were $1,605.6 million, an increase of $432.5 million, or 36.9%, compared to $1,173.1 million for the thirty-nine weeks ended February 28, 2015.  Total dozens of shell eggs sold and shell egg selling prices increased for the current thirty-nine week period compared to the same period in fiscal 2015.  Dozens sold for the current thirty-nine week period of fiscal year 2016 were 800.5 million, an increase of 0.3% compared to 798.2 million resulting in an increase in net shell egg sales of $3.3 million.

For the thirty-nine weeks ended February 27, 2016, our average selling price per dozen was $1.919 compared to $1.415 for the same period last year, an increase of 35.6% resulting in a corresponding increase in net shell egg sales of $402.4 million.

Egg products and other revenues resulted in an increase in net sales of $26.8 million for the thirty-nine weeks ended February 27, 2016 compared to the same period of last year.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
	February 27, 2016		February 28, 2015		February 27, 2016		February 28, 2015
Total net sales	$449,760		$437,556		$1,605,630		$1,173,117

Non-specialty shell egg sales	$286,725	65.6%	$297,659	69.6%	$1,079,495	69.8%	$790,445	69.5%
Specialty shell egg sales	135,654	31.0%	115,152	26.9%	416,398	27.0%	305,431	26.8%
Co-pack specialty shell egg sales	12,017	2.7%	11,998	2.8%	40,262	2.6%	33,004	2.9%
Other	2,987	0.7%	3,038	0.7%	7,288	0.5%	9,059	0.8%
Net shell egg sales	$437,383	100.0%	$427,847	100.0%	$1,543,443	100.0%	$1,137,939	100.0%

Net shell egg sales as a percent of total net sales	97%		98%		96%		97%

Dozens sold:
Non-specialty shell egg	206,670	74.5%	219,500	77.6%	601,208	75.1%	626,632	78.5%
Specialty shell egg	65,443	23.6%	57,534	20.3%	182,747	22.8%	154,907	19.4%
Co-pack specialty shell egg	5,461	2.0%	5,998	2.0%	16,565	2.1%	16,664	2.1%
Total dozens sold	277,574	100.0%	283,032	100.0%	800,520	100.0%	798,203	100.0%

Net average selling price	$ 1.568		$ 1.503		$ 1.919		$ 1.415

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand, and small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended February 27, 2016, non-specialty shell egg dozens sold decreased approximately 5.8% and the average selling price increased 2.3% to $1.39 from $1.36 for the same period of the prior year.  For the thirty-nine weeks ended February 27, 2016, non-specialty shell egg dozens sold decreased 4.1% and the average selling price increased 42.9%  to $1.80 from $1.26 for the same period of the prior year.

Specialty shell eggs, which we classify as nutritionally enhanced, cage-free, organic and brown eggs, continue to make up a significant and growing portion of our sales volume.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these

Index

products.  For the thirteen weeks ended February 27, 2016, specialty shell egg dozens sold increased approximately 13.7% and the average selling price increased 3.5% to $2.07 from $2.00 for the same period of the prior year.  For the thirty-nine weeks ended February 27, 2016, specialty shell egg dozens sold increased approximately 18.0% and the average selling price increased 15.7% to $2.28 from $1.97 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 5.5 million and 6.0 million dozen for the quarters ended February 27, 2016 and February 28, 2015, respectively.  Co-pack specialty shell eggs sold during the thirty-nine weeks ended February 27, 2016 and February 28, 2015, were 16.6 million and 16.7 million, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other egg products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the third quarter of fiscal 2016, egg product sales were $12.4 million, an increase of $2.7 million, or 27.8%, compared to $9.7 million for the same period of 2015. Pounds sold for the third quarter of fiscal year 2016 were 15.1 million pounds, an increase of 2.7 million pounds, or 21.7%, compared to 12.4 million pounds for the same quarter of fiscal 2015.  For the thirty-nine weeks ended February 27, 2016, egg product sales were $62.2 million, an increase of $27.5 million, or 79.2%, compared to $34.7 million for the same period of 2015. Pounds sold for the thirty-nine weeks ended February 27, 2016 were 44.0 million pounds, an increase of 6.1 million pounds, or 16.1%, compared to 37.8 million pounds for the same period of fiscal year 2015. The increase in sales volume for both the thirteen and thirty-nine weeks ended February 27, 2016 is combined with significantly higher market prices for liquid and frozen whole eggs and egg yolks due to shortages resulting from avian influenza.

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

Index

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			39 Weeks Ended
	February 27, 2016	February 28, 2015	Percent Change	February 27, 2016	February 28, 2015	Percent Change
Cost of Sales:
Farm production	$147,482	$141,425	4.3%	$427,334	$420,001	1.7%
Processing and packaging	48,447	45,108	7.4%	139,497	128,125	8.9%
Outside egg purchases and other (including change in inventory)	111,848	130,287	(14.2)%	388,697	312,834	24.3%
Total shell eggs	307,777	316,820	(2.9)%	955,528	860,960	11.0%
Egg products	9,157	8,089	13.2%	42,111	25,246	66.8%
Other	100	130	(23.1)%	597	584	2.2%
Total	$317,034	$325,039	(2.5)%	$998,236	$886,790	12.6%

Farm production cost (per dozen produced)
Feed	$0.414	$0.436	(5.0)%	$0.420	$0.450	(6.7)%
Other	0.281	0.262	7.3%	0.275	0.264	4.2%
Total	$0.695	$0.698	(0.4)%	$0.695	$0.714	(2.7)%

Outside egg purchases (average cost per dozen)	$1.51	$1.48	2.0%	$1.90	$1.41	34.8%

Dozen Produced	213,285	203,581	4.8%	620,356	597,080	3.9%
Dozen Sold	277,574	283,032	(1.9)%	800,520	798,203	0.3%

Cost of sales for the third quarter of fiscal 2016 was $317.0 million, a decrease of $8.0 million, or 2.5%, compared to cost of sales of $325.0 million for the same quarter of fiscal 2015.  The decrease was primarily driven by a decrease in the volume of outside egg purchases during the quarter.  Feed cost per dozen for the fiscal 2016 third quarter was $0.414, compared to $0.436 per dozen for the comparable fiscal 2015 quarter, a decrease of 5.0% resulting in a decrease in cost of sales of $4.8 million for the thirteen weeks ended February 27, 2016 compared with the same period of fiscal 2015.

Gross profit increased to 29.5%  for the current period from 25.7% for the thirteen weeks ended February 28, 2015 due to the increased average customer selling price and decrease in cost of sales.

For the thirty-nine weeks ended February 27, 2016, total cost of sales was $998.2 million, an increase of $111.4 million, or 12.6%, compared to cost of sales of $886.8 million for the same period of fiscal 2015.  The increase was primarily driven by increases in the volume and cost per dozen of outside egg purchases, as well as increases in processing and packaging costs.  Labor costs related to an increased focus on quality in our processing plants drove the increase in processing costs for the year to date period, while packaging costs increased due to higher volumes of certain specialty egg cartons.  Cost of sales as a percentage of net sales decreased compared to the same period of last year due to significantly higher average selling prices of eggs and lower feed costs per dozen produced.  Feed cost per dozen for the thirty-nine weeks ended February 27, 2016, was $0.420, compared to $0.450 per dozen for the comparable period of fiscal 2015, a decrease of 6.7% resulting in a decrease in cost of sales of $18.9 million.

Gross profit increased from 24.4% of net sales for the thirty-nine weeks ended February 28, 2015, to 37.8% of net sales for the same period of fiscal 2016 primarily due to the increased selling prices of eggs.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	February 27, 2016	February 28, 2015	$ Change	% Change
Stock compensation expense	$732	$466	$266	57.1%
Specialty egg expense	17,458	14,282	3,176	22.2%
Payroll and overhead	10,016	7,662	2,354	30.7%
Other expenses	5,968	6,081	(113)	-1.9%
Delivery expense	12,781	12,001	780	6.5%
Total	$46,955	$40,492	$6,463	16.0%

For the thirteen weeks ended February 27, 2016, selling, general, and administrative expense was $47.0 million, an increase of 16.0%, compared to $40.5 million for the thirteen weeks ended February 28, 2015.  Specialty egg expense increased $3.2 million compared to the same period of last year, an increase of 22.2%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which increased 13.7% for the current quarter compared to the same period of last year.  Franchise fees and advertising, which are components of specialty egg expense, increased 21.4% compared to the same period of last year.  Payroll and overhead increased $2.4 million, or 30.7%, compared to the same period of last year primarily due to increased bonus accruals in the current period.  As a percentage of net sales, payroll and overhead was 2.2% for the third quarter of fiscal 2016 compared to 1.8% for the same period of last year.

	39 Weeks Ended
	February 27, 2016	February 28, 2015	$ Change	% Change
Stock compensation expense	$2,176	$1,666	$510	$30.6%
Specialty egg expense	47,527	39,749	7,778	19.6%
Payroll and overhead	29,698	23,044	6,654	28.9%
Other expenses	18,271	17,822	449	2.5%
Delivery expense	37,684	35,261	2,423	6.9%
Total	$135,356	$117,542	$17,814	$15.2%

For the thirty-nine weeks ended February 27, 2016, selling, general, and administrative expense was $135.4 million, an increase of 15.2%, compared to $117.5 million for the thirty-nine weeks ended February 28, 2015.  Specialty egg expense increased $7.8 million compared to the same period of last year, an increase of 19.6%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which increased 18.0% for the current year to date period compared to the same period of last year.  Franchise fees and advertising, which are components of specialty egg expense,  increased 18.2% compared to the same period of last year. Payroll and overhead increased $6.7 million, or 28.9%, compared to the same period of last year primarily due to increased bonus accruals in the current period.  As a percentage of net sales, payroll and overhead was 1.8% for fiscal 2016 compared to 2.0% for the same period of last year.

OPERATING INCOME

As a result of the above, operating income was $85.8 million for the third quarter of fiscal 2016, compared to $72.0 million for the fiscal 2015 third quarter.  Operating income as a percent of net sales was 19.1% for the third quarter of fiscal 2016, compared to 16.4% for the third quarter of fiscal 2015.

For the thirty-nine weeks ended February 27, 2016, operating income was $472.0 million compared to $168.8 million for the same period of fiscal 2015.  Operating income as a percentage of net sales was 29.4% for the thirty-nine weeks ended February 27, 2016 compared to 14.4% for the same period of fiscal 2015.

Index

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended February 27, 2016 was $11.7 million, an increase of $6.7 million, compared to $5.0 million for the thirteen weeks ended February 28, 2015.  As a percent of net sales, other income was 2.6% for the thirteen weeks ended February 27, 2016 and 1.2% for the same period of fiscal 2015.

Net interest income for the third quarter of fiscal 2016 was $1.4 million compared to net interest expense of $351,000 for the same period of last year.  The increase in interest income on available for sale securities resulted from higher average invested balances and higher rates of return. The reduction of interest expense resulted from the Company reducing outstanding debt.

Patronage income was $6.9 million for the thirteen weeks ended February 27, 2016, compared to $4.3 million for the same period of fiscal 2015 primarily due to an increase in patronage dividends received from Eggland’s Best, Inc.

Equity in income of affiliates for the third quarter of fiscal 2016 was $1.5 million compared to $817,000 for the same period of last year.  The increase of $725,000 is primarily due to increased income from specialty egg sales and patronage dividends in our unconsolidated joint ventures.

Other, net for the thirteen weeks ended February 27, 2016, was $1.6 million, an increase of $1.7 million compared to ($84,000) for the same period of fiscal 2015.  This increase is primarily due to a gain of $1.8 million from the sale of property in Albuquerque, New Mexico, that was completed in the third quarter of fiscal 2016.

Total other income (expense) for the thirty-nine weeks ended February 27, 2016, was $14.1 million, an increase of $6.6 million compared to $7.6 million for the same period of fiscal 2015.  As a percent of net sales, other income was 0.9% and 0.7% for the thirty-nine weeks ended February 27, 2016 and February 28, 2015, respectively.

Net interest income for the thirty-nine weeks ended February 27, 2016 was $2.0 million compared to net interest expense of $1.4 million for the same period of last year.  The increase in interest income on available for sale securities resulted from higher average invested balances and higher rates of return.   The reduction of interest expense resulted from the Company reducing outstanding debt.

Royalty income, related to oil and gas wells located on property we own in Texas, was $1.3 million for the thirty-nine weeks ended February 27, 2016, compared to $2.4 million from thirty-nine weeks ended February 28, 2015, a decrease of $1.1 million primarily due to a one-time bonus received in the prior year for a new mineral rights lease as well as declining well production and crude oil prices in the current period.

Patronage income was $6.9 million for the thirty-nine weeks ended February 27, 2016, compared to $4.6 million for the same period of fiscal 2015 primarily due to an increase in patronage dividends received from Eggland’s Best, Inc.

Equity in income of affiliates for the thirty-nine weeks ended February 27, 2016 was $3.6 million compared to $1.5 million for the same period of last year.  The increase of $2.1 million is primarily due to our interest in the Southwest Specialty Egg, LLC joint venture as well as increased income from specialty egg sales and patronage dividends in our unconsolidated joint ventures.

            INCOME TAXES

Pre-tax income, less net income attributable to noncontrolling interest, was $97.3 million for the thirteen weeks ended February 27, 2016, compared to $77.0 million for last year’s comparable period.  For the current thirteen-week period, income tax expense of $33.2 million was recorded, with an effective tax rate of 34.1%, compared to $26.1 million, with an effective rate of 33.9%, for last year’s comparable period.

Index

For the thirty-nine weeks ended February 27, 2016, pre-tax income, less net income attributable to noncontrolling interest, was $484.3 million, compared to $175.5 million for last year’s comparable period.  For the thirty-nine weeks ended February 27, 2016, income tax expense of $167.8 million was recorded, with an effective tax rate of 34.7%, compared to $60.4 million, with an effective rate of 34.4% for last year’s comparable period.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended February 27, 2016, net income attributable to noncontrolling interest was $178,000, compared to $77,000 for the same period of 2015.

For the thirty-nine weeks ended February 27, 2016, net income attributable to noncontrolling interest was $1.9 million, compared to $865,000 for the same period of 2015.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended February 27, 2016 was $64.2 million, or $1.33 per basic and diluted share, compared to net income of $50.9 million, or $1.06 per basic and 1.05 per diluted share for the same period last year.

Net income for the thirty-nine weeks ended February 27, 2016, was $316.4 million, or $6.57 per basic share and $6.54 per diluted share, compared to net income of $115.1 million, or $2.39 per basic and $2.38 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 27, 2016 was $526.6 million, compared to $377.0 million at May 30, 2015. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.13 at February 27, 2016, compared with 3.86 at May 30, 2015. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at February 27, 2016, including current maturities, amounted to $27.2 million, compared to $50.9 million at May 30, 2015.  During the thirty-nine weeks ended February 27, 2016, the Company prepaid long-term debt of $18.1 million.  In conjunction with these prepayments, the Company expensed approximately $48,000 of prepayment penalties and $41,000 of deferred financing fees, both of which were recognized in interest expense during the thirty-nine weeks ended February 27, 2016.  Refer to Note 9 of our May 30, 2015 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended February 27, 2016, $332.7 million in net cash was provided by operating activities, an increase of $196.4 million, compared to net cash provided by operations of $136.4 million for the comparable period in fiscal 2015.   Improved operating income as a result of improved gross profit margins contributed greatly to our increase in cash flow from operations.

For the thirty-nine weeks ended February 27, 2016,  approximately $221.9 million was provided from the sale of short-term investments and  $352.3 million was used to purchase short-term investments.  We invested  $29.2 million in our previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $55.1 million was used to purchase property, plant and equipment, including construction projects discussed in detail below.  We used approximately $23.6 million for principal payments on long-term debt including the previously discussed prepayments and $99.5 million for payment of dividends.  As of February 27, 2016, these activities resulted in a cash decrease of approximately $528,000 since May 30, 2015.

Index

The following table represents material construction projects approved as of March 25, 2016:

Project	Location	Projected Completion	Projected Cost	Spent as of February 27, 2016	Remaining Projected Cost
Cage-Free Layer Expansion	Quincy, FL	April 2016	$2,968	$2,935	$33
Layer House Expansions	Okeechobee, FL	April 2016	14,260	13,224	1,036
California Compliant/Cage Free Layer House Expansions	Delta, UT	April 2016	10,696	3,662	7,034
Cage-Free Layer & Pullet Houses	South Texas	May 2016	49,587	48,551	1,036
Breeder Pullet Houses	Edwards, MS	May 2016	2,461	563	1,898
Pullet Houses & Layer Houses	Shady Dale, GA	May 2016	7,872	7,862	10
Cage-Free Layer Houses	South Texas	October 2016	4,033	287	3,746
Cage-Free Layer Houses	Lake City, FL	October 2016	8,144	292	7,852
Cooler & Dry Storage Expansion	Bethune, SC	October 2016	1,529	-	1,529
Organic Facility Expansion	Chase, KS	October 2016	17,175	15,025	2,150
Warehouse	Luling, TX	November 2016	2,037	1,332	705
Cage-Free Layer Houses	South Texas	December 2016	4,063	-	4,063
Conventional/Cage-Free Layer House with Pullets	South Texas	February 2017	11,353	1,523	9,830
Refurbish Layer Houses Cage Free	Shady Dale, GA	February 2017	4,864	165	4,699
Conventional/Cage-Free Layer House with Pullets	Guthrie, KY	May 2017	11,751	2,249	9,502
Conventional/Cage-Free Layer Houses	Green Forest, AR	August 2017	8,146	915	7,231
			$160,939	$98,585	$62,354

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV during fiscal 2016.  As of March 25, 2016, we estimate we will make additional contributions to the joint venture of  $12.2 million to fund our share of the remaining construction costs of a cage-free production complex with capacity for 1.8 million laying hens.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 27, 2016, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

We believe our current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs for at least the next twelve months.

Index

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material impact on its financial statements or presentation.

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements.  The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2016-02 on its financial statements and presentation.

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 30, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of February 27, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Reports on Form 10-Q for the periods ended November 28, 2015 and August 29, 2015, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 30, 2015, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Direct Purchaser Putative Class Action. The direct purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  As previously reported, in November 2014, the Court approved the Company’s settlement with the direct purchaser plaintiff class and entered final judgment dismissing with prejudice the class members’ claims against the Company.  On January 29, 2016, the direct purchaser plaintiffs filed a motion for an order approving their proposed allocation of the Company’s net settlement fund to authorized claimants. The Court has not ruled on this motion.

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. The Court has not ruled on these motions. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law.  However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction.  The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015.  The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs filed their reply memorandum on December 11, 2015. The plaintiffs requested oral argument on their renewed motion for injunctive class certification.  The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes.  On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class.

Index

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation,  No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  As previously reported, on September 14, 2015, the Court granted direct action plaintiffs Kraft Foods Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company more time to opt out of the direct purchaser case settlement noted above.  These direct action plaintiffs then formally opted-out of that settlement, leaving their claims against the Company pending in their separate suit.  The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases.  On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. The Court has not ruled on these motions.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages under the statutes and common-law of various states and injunctive relief under the Sherman Act on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting in October, 2006 and running “through the present,” the Court denied the plaintiffs’ motion to certify classes seeking damages under the laws of 21 states and denied without prejudice the plaintiffs’ motion to certify an injunctive-relief class, although the plaintiffs have filed a renewed motion to certify an injunctive-relief class, as discussed above.

Five of the original six non-class cases remain pending against the Company.  In four of these remaining non-class cases, the plaintiffs seek treble damages and injunctive relief under the Sherman Act.  In the fifth remaining non-class case, the plaintiff seeks treble damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

Index

ITEM 6.  EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 28, 2016 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 28, 2016)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: March 28, 2016	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2016	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)