Form 10-K
period 2016-05-28
CAL-MAINE FOODS INC
filed 2016-07-18
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended   MAY 28, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-04892

CAL-MAINE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3320 W Woodrow Wilson Ave, Jackson, Mississippi  39209-3409

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

Yes  ☐No  ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 28, 2015, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,702,922,791.

As of July 15, 2016,  43,734,955 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, expected capital costs and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates” or similar words.  Actual production, operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and might be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, such as avian influenza, pests, weather conditions and potential for recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes or obligations that could result from our future acquisition of new flocks or businesses, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance these forward-looking statements will prove to be accurate.  Further, the forward‑looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2016, we sold approximately 1,053.6 million dozen shell eggs, which we believe represented approximately 23% of domestic shell egg consumption. Our total flock of approximately 33.9 million layers and 9.4 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are young female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

The Company has one operating segment, which is the production, grading, packaging, marketing and distribution of shell eggs.  The majority of our customers rely on us to provide most of their shell egg needs, including specialty and non-specialty eggs. Specialty eggs represent a broad range of products.  We classify nutritionally enhanced, cage free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as non-specialty products.  While we report separate sales information for these types of eggs, there are a number of cost factors which are not specifically available for non-specialty or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We market our shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product consumers. Some of our sales are completed through co-pack agreements – a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  The strength of our position is evidenced by having the largest market share in the grocery segment for shell eggs.   We sell shell eggs to a majority of the largest food retailers in the U.S.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting and tax purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. They have been a significant and growing segment of the market in recent years.  During our fiscal 2016 an increasing number of food service customers, large restaurant chains, and major retailers, including our largest customers, have committed to exclusive offerings of cage-free eggs by specified future dates. We are working with our customers to ensure a  smooth transition in meeting their goals, and have been making and expect to continue to make significant investments in new and remodeled facilities to meet this demand. In fiscal 2016, specialty shell eggs and co-pack specialty shell eggs represented 29.1% and 2.7% of our shell egg sales dollars, respectively, and accounted for approximately 22.9% and 2.0%, respectively, of our total shell egg volumes. In fiscal 2015, specialty shell eggs and co-pack specialty shell eggs represented 27.2% and 2.8% of our shell egg sales dollars, respectively, and accounted for approximately 19.8% and 2.0%, respectively, of our total shell egg volumes.  Prices for specialty eggs are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs, along with our associated joint ventures, under  exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.  We market cage-free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the U.S.  We market organic, wholesome, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed eighteen acquisitions ranging in size from 600,000 layers to 7.5 million layers.  Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. At December 31, 2015, 56 producers, owning at least one million layers, owned approximately 96% of total industry layers and the ten largest producers owned approximately 50% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, demand for shell eggs increases in line with overall population growth, averaging growth of about 1% per year. In  2013 and 2014,  consumption of eggs grew approximately 2% per year.  However in 2015, egg consumption decreased approximately 4% over the prior year primarily due to a shortage of supply of egg products.  According to U.S. Department of Agriculture (“USDA”), annual per capita U.S. consumption varied between 249 and 263 eggs, since 2000. In calendar year 2015, per capita U.S. consumption was estimated to be 253 eggs, or approximately five eggs per person per week.  Per capita consumption is determined by dividing the total supply of eggs by the entire population in the U.S. (i.e. all eggs supplied domestically by the egg industry are consumed).

While the data can vary somewhat from year to year, of eggs produced in the U.S., approximately 55% are sold to retail consumers (e.g. through grocery and convenience stores), approximately 31% are sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions (e.g. companies producing baked goods), approximately 9% are sold to food service companies and 5% or less are exported. Our sales are predominately to retail consumers; in fiscal 2016 and 2015, approximately 4% and 3% of our net sales was egg products, respectively.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability for the Company and the industry as a whole. We believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our non-specialty shell eggs at prices related to Urner Barry Spot Egg Market Quotations or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2016, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.79 per dozen compared to an average of $1.38 per dozen for fiscal years 2012 to 2015.  Egg prices during fiscal 2016 were impacted by the outbreak of avian influenza (“AI”) primarily in the upper Midwestern U.S. from April to June 2015, which initially caused a significant reduction in egg supplies and increase in egg prices and had a disproportionately large impact on suppliers of egg products.  While the AI outbreak significantly impacted the supply and prices of eggs during fiscal 2016, there were no positive tests for AI at any of our locations.  According to a USDA report as of June 1, 2016, the number of layers in the U.S. flock was up 10.2% compared to June 1, 2015, but remained 1.6% below the number of layers for June 1, 2014.  This increase, from June 1, 2015 to 2016, is due to the repopulation of flocks depleted by the AI outbreak.  The number of chicks hatched from January through May of 2016 was up 9.6% compared to the same period in 2015.  Market prices for shell eggs have dropped significantly from the historically high levels we experienced at the beginning of this fiscal year.  The Urner Barry price index hit a decade-low level during our fourth quarter, before recovering a portion of these declines in recent weeks.    While retail demand trends for shell eggs have been favorable, there has been demand erosion for egg products and reduced egg exports. Based on USDA reports, the laying flock is expected to increase through the end of calendar 2016, creating more supply and the potential for further price declines.  Egg prices will likely remain volatile and future prices will depend on levels of supply and the recovery of institutional demand for eggs which was adversely impacted as a result of the 2015 shortages caused by AI.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers, including us, are vertically integrated, manufacturing the majority of the feed they require for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and are affected by weather, speculators, and various supply and demand factors. Our feed prices for fiscal 2016 were 5.7% lower than fiscal 2015.  The large 2015 harvest increased available supplies of corn and soybean meal and favorably impacted our fiscal 2016 results, compared to the same period of fiscal 2015.  Increased U.S. acreage for both corn and soybeans in 2016 should provide adequate domestic supplies for both of our primary feed ingredients.  Domestic corn supplies could be particularly robust, although domestic soybean stocks could be negatively impacted by increased exports due to reduced supplies from South America.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed eighteen acquisitions. In addition, we have built numerous “in-line” shell egg production and processing facilities as well as pullet growing facilities which added to our capacity.  The capacity increases have been accompanied by the retirement of older and less efficient facilities.  The “in-line” facilities provide gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.  Additionally, we continue to upgrade and modify our facilities, and invest in new facilities, to meet changing demand as many food service customers, restaurant chains, and retailers have committed to exclusive offerings of cage-free eggs over the next several years.

As a result of our strategy, our total flock, including pullets, layers and breeders, increased from approximately 33.5  million at May 28, 2011 to approximately 43.3 million as of May 28, 2016.  The dozens of shell eggs sold increased from approximately 821.4 million in fiscal 2011 to approximately 1,053.6 million for fiscal 2016.  Net sales amounted to $942.0 million in fiscal 2011 compared to net sales of $1,908.7 million in fiscal 2016.

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

Federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance, and we are subject to federal and state laws prohibiting anti-competitive conduct.   We believe our sales of shell eggs during the last fiscal year represented approximately 23% of domestic shell egg sales, making us the largest producer and distributor of shell eggs in the U.S. However, because the shell egg production and distribution industry is so fragmented, we believe there are many acquisition opportunities available to us that would not be restricted pursuant to antitrust laws.

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

Shell Eggs

Production.  Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs.  We produce approximately 78% of our total shell eggs sold, with 96% of such production coming from company-owned facilities, and the other 4% coming from contract producers.  Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. We purchase approximately 22% of the total shell eggs we sell from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce the majority of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder and hatchery facilities capable of producing 21.2 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 44 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 2.2 million dozen shell eggs per day. The shell eggs are processed, graded and packaged predominantly without handling by human hands. We have spent a cumulative total of $270.7 million over the past five years to expand and upgrade our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 60% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, and various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  However, higher feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

After the eggs are produced, they are graded and packaged.  Substantially all of our farms have modern “in-line” facilities to mechanically gather, grade and package the eggs produced.  The increased use of in-line facilities has generated significant cost savings compared to the cost of eggs produced from non-in-line facilities.  In addition to greater efficiency, the in-line facilities produce a higher percentage of USDA Grade A eggs, which sell at higher prices.  Eggs produced on farms owned by contractors are brought to our processing plants to be graded and packaged. Since shell eggs are perishable, we maintain very low egg inventories, usually consisting of approximately four days of production.

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

Marketing.  Of the 1,053.6 million dozen shell eggs sold by us in fiscal 2016, our flocks produced 819.3 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain of our customers. Our top ten customers accounted for an aggregate of 70.6%, 67.9%, and 68.5% of net sales dollars for fiscal 2016, 2015, and 2014, respectively. Two customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 28.9%, 25.7%, and 28.2% of net sales dollars during fiscal 2016, 2015, and 2014, respectively.

The majority of eggs sold are sold based on the daily or short-term needs of our customers.  Most sales to established accounts are on open account with payment terms ranging from seven to 30 days.  Although we have established long-term relationships with many of our customers, many of them are free to acquire shell eggs from other sources.

The shell eggs we sell are either delivered to our customers’ warehouse or retail stores by our own fleet or contracted refrigerated delivery trucks, or are picked up by our customers at our processing facilities.

We sell our shell eggs at prices generally related to independently quoted wholesale market prices or at formulas related to our costs of production. Wholesale prices are subject to wide fluctuations.  The prices of shell eggs reflect fluctuations in the quoted market and changes in corn and soybean meal prices, and the results of our shell egg operations are materially affected by changes in market quotations and feed costs.  Egg prices reflect a number of economic conditions, such as the supply of eggs and the demand level, which, in turn, are influenced by a number of factors we cannot control.  No representation can be made as to the future level of prices.

According to USDA reports, for the past five years, U.S. annual per capita egg consumption grew from 250 in 2011 to  263 in 2014, before dropping back to 253 in 2015.  We believe the decrease in consumption in 2015 is attributable to a shortage of supply and increased shell egg prices caused by a severe outbreak of avian influenza.  Looking ahead, we believe fast food restaurant consumption, high protein diet trends, reduced egg cholesterol levels, and industry advertising campaigns may result in increased per capita egg consumption levels; however, no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality.  Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May and August, respectively. During the past ten fiscal years, two of our first quarters resulted in net operating losses, and during this same period, two of our fourth quarters resulted in net operating losses.

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs are becoming a more significant segment of the shell egg market.  During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.    For fiscal 2016, specialty eggs accounted for 29.1% of our shell egg dollar sales and 22.9% of our shell egg dozens sold, as compared to 27.2% of shell egg dollar sales and 19.8% of shell egg dozens sold in fiscal 2015.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 2.7% of shell egg dollar sales and 2.0% of shell egg dozens sold in fiscal 2016, compared with 2.8% of shell egg dollar sales and 2.0% of shell egg dozens sold in fiscal 2015.  We produce and process Egg-Land’s Best® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 16.8% of our shell egg dollar sales in fiscal 2016, compared to 15.5% in fiscal 2015. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 13.6% of dozens sold for fiscal 2016, compared to 11.4% in fiscal 2015.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, with no animal fat, and no animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage-free hens that are provided with a diet of all grain, vegetarian feed.  Our 4Grain® brand consists of both caged and cage-free eggs.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 12.3% of our shell egg dollar sales in fiscal 2016, compared to 11.7% in fiscal 2015, and 9.3% of dozens sold for fiscal 2016, compared to 8.4% for fiscal 2015.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2016 egg products represented approximately 4% of our net sales compared with approximately 3% in fiscal 2015.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are directly related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2015, 56  producers with one million or more layers owned 96% of the 291 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

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

Government Regulation.  Our facilities and operations are subject to regulation by various federal, state, and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), USDA, Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration and corresponding state agencies. The applicable regulations relate to grading, quality control, labeling, sanitary control and waste disposal. Our shell egg facilities are subject to periodic USDA, FDA and EPA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to ensure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with current statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.  In addition, rules are often proposed that, if adopted as proposed, could have the effect of increasing our costs. For example, in April 2016 the USDA Agricultural Marketing Service proposed rules that, if adopted, would change requirements, and increase our costs, for the production of organic eggs.

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

Employees.  As of May 28, 2016, we had 3,277 employees, of whom 2,649 worked in egg production, processing and marketing, 178 worked in feed mill operations and 450 were administrative employees, including our executive officers.  Approximately 4.1% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

Our Corporate Information

We were founded in 1957 in Jackson, Mississippi.  We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 W  Woodrow Wilson Avenue, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5 ownership reports, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on our website.

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On May 27, 2016, the last sale price of our Common Stock on NASDAQ was $45.74 per share.  Our fiscal year 2016 ended May 28, 2016, and the first three fiscal quarters of fiscal 2016 ended August 29, 2015, November 28, 2015, and February 27, 2016.  All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside our control.  As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production, or small decreases in demand, can have a large adverse effect on shell egg prices. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to then historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  After calendar 2006, supplies were more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching new highs in 2014.  In 2015, egg prices rose again due in part to a decrease in supply caused by the avian influenza outbreak in the upper Midwestern U.S. from April to June 2015. While the AI outbreak significantly impacted the supply and prices of eggs, there were  no positive tests for AI at any of our locations.  The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 during August.  Subsequent to November 2015, shell egg prices have declined.  Our average year to date selling price for shell eggs in fiscal 2016 of $1.735  was up 21.4% compared to fiscal 2015; however, our average selling price for the fourth quarter of fiscal 2016 of $1.152  was down 21.7% compared with the same period last year.  Market prices for shell eggs have dropped significantly from the historically high levels we experienced at the beginning of this fiscal year.  The Urner Barry price index hit a decade-low level during our fourth quarter, before recovering a portion of these declines in recent weeks.  While retail demand trends for shell eggs have been favorable, there has been demand erosion for egg products and reduced egg exports. Based on USDA reports, the laying flock is expected to increase through the end of calendar 2016, creating more supply and the potential for further price declines.  Egg prices will likely remain volatile and future prices will depend on levels of supply and the recovery of institutional demand for eggs.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 60% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We purchase a portion of the shell eggs we sell from outside producers and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We produced approximately 78%  and 75% of the total number of shell eggs sold by us in 2016 and 2015, respectively, and purchased the remaining amount from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in sufficient quantities and satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

Our acquisition growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. In fiscal year 2014 we completed the purchase of our joint venture partner’s 50% interest in Delta Egg Farm, LLC; and in fiscal year 2013 we acquired the commercial egg assets of Pilgrim’s Pride Corporation and Maxim Production Co., Inc.  Acquisitions require capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were unknown to us at the time of acquisition. We could incur significantly greater expenditures in integrating an acquired business than we anticipated at the time of its purchase. We cannot assure you that we:

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

For the fiscal years 2016, 2015, and 2014, two customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 28.9%,  25.7%, and 28.2% of our net sales dollars, respectively.  For fiscal years 2016, 2015, and 2014, our top ten customers accounted for 70.6%,  67.9%, and 68.5% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our larger customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition, and reputation.  Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to regulation and inspection by the USDA, EPA, and FDA, as well as regulation by various state and local health and agricultural agencies. All of our shell egg production and feed mill facilities are subject to FDA regulation and inspections. In addition, rules are often proposed that, if adopted as proposed, could have the effect of increasing our costs. For example, in April 2016 the USDA Agricultural Marketing Service proposed rules that, if adopted, would change requirements, and increase our costs, for the production of organic eggs.

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

From April through June 2015,  our industry experienced a significant avian influenza outbreak, primarily in the upper Midwestern U.S.    Based on several published industry estimates, we believe that approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  The effect this outbreak had on our industry and our company is discussed throughout this report.  There have been no positive tests for avian influenza at any of our locations, and we have significantly increased the biosecurity measures at all of our facilities; however we cannot be certain that our flocks will not be affected by AI or other diseases in the future.

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

We and many of our customers are facing pressure from animal rights groups, such as People for the Ethical Treatment of Animals, or PETA, and the Humane Society of the United States, or HSUS, to require all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards typically require minimum cage space for hens, among other requirements, but some of these groups have made legislative efforts to ban any form of caged housing in various states.  California’s Proposition 2 and Assembly Bill 1437 was effective January 1, 2015, and did increase the cost of production in that State and for producers who sell there.  During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.  Changing our procedures and infrastructure to conform to these types of laws or anticipated customer demand for these types of guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including capital and operating cost increases from housing and husbandry practices and modification of existing or construction of new facilities, and the increased cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will face, in the future.

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

We are controlled by the family of our founder, Fred R. Adams, Jr.

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 27.9% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams and his spouse own 74.7% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, and his spouse own 25.3% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.4% of the outstanding shares of our Common Stock. A conservatorship has been established to manage Mr. Adams’ affairs, with his spouse and Mr. Baker as co-conservators, as a result of the impairment of Mr. Adams’ health related to his previously disclosed stroke.  Mr. Adams continues to consult actively and regularly with the Company and it is expected that he will continue to do so for as long as he is able.  As a result of the conservatorship, as of July 1, 2016, Mr. Adams, his spouse, and Mr. Baker possessed 52.4%, and Messrs. Adams and Baker and their spouses collectively possessed 66.3%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker and Mr. Baker’s spouse.

The Adams and Baker families intend to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure continued ownership of over 50% of the voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of our Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. In addition, certain provisions of our Certificate of Incorporation require that our Class A Common Stock be issued only to Fred R. Adams, Jr. and members of his immediate family, and if shares of our Class A Common Stock, by operation of law or otherwise, are deemed not to be owned by Mr. Adams or a member of his immediate family, the voting power of any such shares shall be automatically reduced to one vote per share. The Adams and Baker families’ controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

Based on the Adams family’s beneficial ownership of our outstanding capital stock, we are a “controlled company,” as defined in Rule 5615(c)(1) of the NASDAQ’s listing standards. Accordingly, we are exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of May 28, 2016, we had $29.2 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

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

Fire, bioterrorism, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, discharges from overtopped or breached wastewater treatment lagoons, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have a material adverse effect on our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

             None.

ITEM 2.  PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of May 28, 2016, the facilities included three breeding facilities, two hatcheries, three wholesale distribution centers, 21 feed mills, 44 shell egg production facilities, 26 pullet growing facilities, and 41 processing and packing facilities.  We own significant interests in two companies that own egg products facilities, which are consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of May 28, 2016, we owned approximately 29,145 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 25.3 million pullets annually, house 40.8 million laying hens, and control the production of 38.3 million layers, with the remainder controlled by contract growers. We own mills that can produce 744 tons of feed per hour, and processing facilities capable of processing 14,260 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $270.7 million.

ITEM 3.  LEGAL PROCEEDINGS

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages under the statutes and common-law of various states and injunctive relief under the Sherman Act on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting in October 2006 and running “through the present,” the Court denied the plaintiffs’ motion to certify classes seeking damages under the laws of 21 states and denied without prejudice the plaintiffs’ motion to certify an injunctive-relief class, although the plaintiffs have filed a renewed motion to certify an injunctive-relief class, as discussed above.

Five of the original six non-class cases remain pending against the Company.  The principal plaintiffs in these cases are: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company.    In four of these remaining non-class cases, the plaintiffs seek treble damages and injunctive relief under the Sherman Act.  In the fifth remaining non-class case, the plaintiff seeks treble damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.  The closing price for our Common Stock on July 14, 2016 was $44.78 per share. The following table sets forth the high and low daily sales prices and dividends per share for each of the four quarters of fiscal 2015 and fiscal 2016, as adjusted to reflect the effect of the 2-for-1 stock split effected in October 2014.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low	Dividends (1)

May 30, 2015	First Quarter	$40.96	$34.22	$0.191
	Second Quarter	48.31	39.48	0.252
	Third Quarter	44.46	34.03	0.350
	Fourth Quarter	60.72	35.75	0.317

May 28, 2016	First Quarter	$57.94	$44.13	$0.983
	Second Quarter	63.25	50.27	0.751
	Third Quarter	56.50	44.94	0.441
	Fourth Quarter	55.43	44.65	-

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock.  All outstanding Class A shares are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus, his son-in-law Adolphus Baker, and his spouse.  For additional information about our capital stock, see Note 14 to the Notes to Consolidated Financial Statements in this report.

Issuer Purchases of Equity Securities

The following table is a summary of our fourth quarter share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
02/28/16 to 03/26/16	336	$ 50.12	-	-
03/27/16 to 04/23/16	-	-	-	-
04/24/16 to 05/28/16	-	-	-	-
	336	$ 50.12	-	-

(1)

As permitted under the Company’s stock compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock.

Stockholders

At July 14, 2016, there were approximately 329 record holders of our Common Stock and approximately 63,208 beneficial owners whose shares were held by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 28, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-	$ -	576,700
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$ -	576,700
(a)	There were no outstanding options, warrants or rights as of May 28, 2016. There were 288,900 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of May 28, 2016.
(b)	There were no outstanding options, warrants or rights as of May 28, 2016.
(c)	Shares available for future issuance as of May 28, 2016 under our 2012 Omnibus Long-Term Incentive Plan.

For additional information, see Note 11 to Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	May 28	May 30	May 31	June 01	June 02
	2016	2015	2014 *	2013 +	2012
	52 wks	52 wks	52 wks	52 wks	53 wks
Statement of Operations Data (in thousands, except per shares data)
Net sales	$1,908,650	$1,576,128	$1,440,907	$1,288,104	$1,113,116
Cost of sales	1,260,576	1,180,407	1,138,143	1,073,555	911,334
Gross profit	648,074	395,721	302,764	214,549	201,782
Selling, general and administrative	177,760	160,386	156,712	126,956	113,130
Legal settlement expense	-	-	-	28,000	-
Operating income	470,314	235,335	146,052	59,593	88,652
Other income (expense):
Interest income (expense), net	3,158	(515)	(2,656)	(3,906)	(3,758)
Equity in income of affiliates	5,016	2,657	3,512	3,480	7,495
Distribution from Eggland’s Best®	-	-	-	-	38,343
Patronage dividends	6,930	6,893	6,139	14,300	6,607
Other, net	1,831	2,179	8,795	2,101	1,738
Total other income	16,935	11,214	15,790	15,975	50,425
Income before income tax and noncontrolling interest	487,249	246,549	161,842	75,568	139,077
Income tax expense	169,202	84,268	52,035	24,807	49,110
Net income including noncontrolling interest	318,047	162,281	109,807	50,761	89,967
Less: Net income attributable to noncontrolling interest	2,006	1,027	600	338	232
Net income attributable to Cal-Maine Foods, Inc.	$316,041	$161,254	$109,207	$50,423	$89,735
Net income per common share:
Basic	$6.56	$3.35	$2.27	$1.05	$1.88
Diluted	$6.53	$3.33	$2.26	$1.05	$1.88

Cash dividends per common share	$2.18	$1.11	$0.73	$0.38	$0.63

Weighted average shares outstanding:
Basic	48,195	48,136	48,095	47,967	47,750
Diluted	48,365	48,437	48,297	48,088	47,884
Balance Sheet Data (in thousands)
Working capital	$542,832	$407,418	$354,743	$304,681	$327,020
Total assets	1,111,765	928,653	811,661	745,627	726,316
Total debt (including current maturities)	25,570	50,860	61,093	65,020	76,220
Total stockholders’ equity	917,361	704,562	594,745	518,044	479,328

Operating Data:
Total number of layers at period-end (thousands)	33,922	33,696	32,372	30,967	26,174
Total shell eggs sold (millions of dozens)	1,053.6	1,063.1	1,013.7	948.5	884.3

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was May 28, 2016 (52 weeks),  May 30, 2015 (52 weeks), and May 31, 2014 (52 weeks) for the most recent three fiscal years.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2005-2016 ranged from a low of $0.72 during fiscal 2005 to a high of $2.97 during fiscal 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  During April through June 2015, the supply of laying hens decreased substantially, and then began to recover gradually. As of June 1, 2016, the national laying hen flock according to the U.S. Department of Agriculture was approximately 10.2% higher than the AI reduced flock from June 1, 2015, but remained 1.6% below the number of layers on June 1, 2014.  Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  Our average year to date selling price for shell eggs in fiscal 2016 of $1.735 was up 21.4% compared to fiscal 2015; however, our average selling price for the fourth quarter of fiscal 2016 of $1.152 was down 21.7% compared with the same period last year.  The Urner Barry price index hit a decade-low level during our fourth quarter, before recovering a portion of this decline in recent weeks.    Accordingly, our net average selling prices for eggs for each of our four quarters in fiscal 2016 was particularly volatile:  $2.243, $1.970, $1.568 and $1.152 for our first through fourth quarters of fiscal 2016, respectively, compared to $1.354, $1.379, $1.503 and $1.471 for our first through fourth quarters of fiscal 2015, respectively.  While retail demand trends for shell eggs have been favorable, there has been demand erosion for egg products and reduced egg exports. Based on USDA reports, the laying flock is expected to increase through the end of calendar 2016, creating more supply and the potential for further price declines. Egg prices will likely remain volatile and future prices will depend on levels of supply and the recovery of institutional demand for eggs which was adversely impacted as a result of the 2015 shortages caused by AI.  There have been no positive tests for AI at any of our locations, and we have significantly increased the biosecurity measures at all of our facilities; however, we cannot be certain our flocks will not be affected by AI or other diseases in the future.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting and tax purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. They have been a significant and growing segment of the market in recent years. During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals, and have been making and expect to continue to make significant investments in new and remodeled facilities to meet this demand, including through our Red River joint venture discussed below.

For fiscal 2016, we produced approximately 78% of the total number of shell eggs sold by us, with approximately 4% of such shell egg production provided by contract producers. Contract producers utilize their facilities to produce shell eggs from layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2016, approximately 22% of the total number of shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuation.  For fiscal 2016, feed costs averaged about 60% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For our last five fiscal years, average feed cost per dozen sold ranged from a low of $0.41 in fiscal 2016 to a high of $0.54 in fiscal 2013.  The cost of our primary feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. The large 2015 crops increased available supplies for corn and soybean meal which favorably impacted our results for fiscal 2016, compared to the same period of fiscal 2015.  Increased U.S. acreage for both corn and soybeans in 2016 should provide adequate domestic supplies for both of our primary feed ingredients.  Domestic corn supplies could be particularly robust, although domestic soybean stocks could be negatively impacted by increased exports due to reduced supplies from South America.

During the fourth quarter of fiscal 2015, the Company entered into the Red River Valley Egg Farm, LLC (“Red River”) joint venture with Rose Acre Farms, Inc.  Construction of the state of the art shell egg production complex near Bogata, Red River County, Texas is nearing completion.  The first flock was placed in November 2015 and we expect the complex to be completely stocked in early calendar 2017.  The plans for the complex provide capacity for approximately 1.8 million cage-free laying hens.  In fiscal 2016 we incurred $34.0 million of construction and startup costs associated with the joint venture.

The acquisition of our joint venture partner’s 50% interest in Delta Egg Farm, LLC (“Delta Egg”) as described in Note 2 of the Notes to the Consolidated Financial Statements is referred to below as the “Acquisition”.  Our fiscal 2016, 2015 and 2014 financial results include the operations of Delta Egg beginning March 1, 2014.  Prior to March 1, 2014, our 50% interest in the earnings of Delta Egg was included in equity in earnings of affiliates under the equity method of accounting.

We effected a 2-for-1 stock split for shares of our common stock and Class A common stock in October 2014, and all per share amounts in this report have been adjusted as necessary to reflect the split.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	May 28, 2016	May 30, 2015	May 31, 2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.0	74.9	79.0
Gross profit	34.0	25.1	21.0
Selling, general & administrative expenses	9.3	10.2	10.9
Operating income	24.7	14.9	10.1
Other income	0.9	0.7	1.1
Income before taxes	25.6	15.6	11.2
Income tax expense	8.9	5.3	3.6
Net income including noncontrolling interests	16.7	10.3	7.6
Less: Net income (loss) attributable to noncontrolling interests	0.1	0.1	0.0
Net income attributable to Cal-Maine Foods, Inc.	16.6%	10.2%	7.6%

Executive Overview of Results – May 28, 2016,  May 30, 2015, and May 31, 2014

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

Fiscal Year ended	May 28, 2016	May 30, 2015	May 31, 2014

Net income attributable to Cal-Maine Foods, Inc. - (in thousands)	$ 316,041	$ 161,254	$ 109,207
Gross profit (in thousands)	648,074	395,721	302,764
Net average shell egg selling price (rounded)	1.74	1.43	1.36
Average Urner Barry Spot Egg Market Quotations[1]	1.79	1.53	1.43
Feed cost per dozen produced	0.414	0.439	0.493

1-	Average Thursday price for the large market (i.e. generic shell eggs) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability have often reflected increased consumer demand relative to supply while the periods of significant loss have often reflected excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2014 and 2015, our average net selling price increased, reflecting strong demand for shell eggs across our markets, and feed costs decreased each year over the previous year.  In fiscal 2016, our net average selling price increased over the previous year primarily due to supply constraints during much of our fiscal year resulting from the AI outbreak, and feed costs decreased.  Gross profit and net income for fiscal 2016 increased significantly compared to the prior year, primarily due to increased selling prices and a decrease in feed costs.

Fiscal Year Ended May 28, 2016 Compared to Fiscal Year Ended May 30, 2015

NET SALES

In fiscal 2016, approximately 96% of our net sales consisted of shell eggs and approximately 4% was egg products.  Net sales for the fiscal year ended May 28, 2016 were $1,908.7 million, an increase of $332.6 million, or 21.1%, from net sales of $1,576.1 million for fiscal 2015.  In fiscal 2016 total dozens of eggs sold decreased and egg selling prices increased as compared to fiscal 2015. In fiscal 2016 total dozens of shell eggs sold were 1,053.6 million, a decrease of 9.5 million dozen, or  0.9%, compared to 1,063.1 million sold in fiscal 2015 resulting in a decrease in net sales of $13.6 million for fiscal 2016 compared with the prior year which we believe was primarily due to supply constraints and higher prices resulting from the AI outbreak.  Our average selling price of shell eggs increased from $1.429 per dozen for fiscal 2015 to $1.735 per dozen for fiscal 2016, an increase of $0.306 per dozen, or 21.4%, primarily reflecting higher egg prices resulting from the AI outbreak and a higher percentage of specialty egg sales.  The increase in sales price in fiscal 2016 over 2015 resulted in a corresponding increase in net sales of $325.1 million.  The remainder of our increase in sales over the prior fiscal year not related to shell egg volume or prices was the result of increased sales from egg products which is discussed later in this section.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended				Quarters Ended
	(52 weeks)				(13 weeks)
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015
	(Amounts in thousands)				(Amounts in thousands)
Total net sales	$ 1,908,650		$ 1,576,128		$ 303,020		$ 403,011

Non-specialty shell egg sales	1,243,377	67.7%	1,059,070	69.2%	163,882	55.6%	268,625	68.5%
Specialty shell egg sales	534,754	29.1%	416,127	27.2%	118,356	40.2%	110,696	28.2%
Co-pack specialty shell egg sales	49,282	2.7%	43,282	2.8%	9,021	3.1%	10,278	2.6%
Other sales	10,533	0.6%	11,769	0.8%	3,245	1.1%	2,710	0.7%
Net shell egg sales	$ 1,837,946	100.0%	$ 1,530,248	100.0%	$ 294,504	100.0%	$ 392,309	100.0%
Net shell egg sales as a percent of total net sales	96%		97%		97%		97%
Dozens sold:
Non- specialty shell egg	791,058	75.1%	830,770	78.1%	189,850	75.0%	204,138	77.1%
Specialty shell egg	241,603	22.9%	210,606	19.8%	58,856	23.3%	55,699	21.0%
Co-pack specialty shell egg	20,936	2.0%	21,710	2.1%	4,371	1.7%	5,046	1.9%
Total dozens sold	1,053,597	100.0%	1,063,086	100.0%	253,077	100.0%	264,883	100.0%

Net average selling price per dozen	$ 1.74		$ 1.43		$ 1.15		$ 1.47

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2016, non-specialty shell eggs represented approximately 67.7% of our shell egg revenue, compared to 69.2% for fiscal 2015.   Sales of non-specialty shell eggs accounted for approximately 75.1% and 78.1% of total shell egg volumes in fiscal 2016 and 2015, respectively.

For the thirteen-week period ended May 28, 2016, non-specialty shell eggs represented approximately 55.6% of our shell egg revenue, compared to 68.5% for the thirteen-week period ended May 30, 2015, reflecting the large decrease in net average selling price for non-specialty eggs during the current period compared to the same period of last year.   For the thirteen-week period

ended May 28, 2016, non-specialty shell eggs accounted for approximately 75.0% of the total shell egg volume, compared to 77.1% for the comparable period of 2015.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a larger portion of our total shell egg revenue and dozens in fiscal 2016.  For fiscal 2016, specialty eggs accounted for 29.1% of shell egg revenue, compared to 27.2% in fiscal 2015, and 22.9% of shell egg volume in fiscal 2016, compared to 19.8% in fiscal 2015.  Additionally, for fiscal 2016, specialty eggs sold through co-pack arrangements accounted for 2.7% of shell egg revenue, compared to 2.8% in fiscal 2015, and 2.0% of shell egg volume in fiscal 2016 and 2015.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from these products. This effect was particularly evident in our fourth fiscal quarter of 2016, as non-specialty egg prices declined more than specialty egg prices. However, as non-specialty egg prices have declined, we are experiencing some margin and volume pressures on specialty egg sales.

For the thirteen-week period ended May 28,  2016, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 40.2% and 3.1%, of our shell egg revenue, compared to 28.2% and 2.6%, respectively, for the comparable period of fiscal 2015.   As previously discussed, selling prices for non-specialty eggs decreased during the current period resulting in a larger percentage of our shell egg sales being attributable to the less cyclical specialty shell eggs.  For the thirteen-week period ended May 28, 2016, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 23.3% and 1.7% of the total shell egg volume, compared to 21.0% and 1.9%, respectively, for the comparable period of fiscal 2015.

As discussed above, while egg prices increased substantially after the AI outbreak during the early part of our fiscal 2016, egg prices declined to a decade-low level during our fourth quarter, and were 21.7 percent lower than our average selling price in our fiscal 2015 fourth quarter.  Based on USDA reports, the laying flock is expected to increase through the end of calendar 2016, creating more supply and the potential for further price declines.  In addition, our sales for the fourth quarter reflect lower volumes primarily related to the loss of a portion of a major customer’s co-pack business. We expect this change to have a negative impact on our fiscal 2017 dozens sold and revenue although the impact on our margins would be lower.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For fiscal 2016 egg product sales were $70.7 million, an increase of $25.3 million, or 55.7%, compared to $45.4 million for fiscal 2015.  Egg products volume for fiscal 2016 was 58.5 million pounds, an increase of 7.5 million pounds, or 14.7%, compared to 51.0 million pounds for fiscal 2015.  The increases in our sales volume and market prices for egg products in the current fiscal year were due to a shortage of supply from the AI affected locations of other producers, as the AI outbreak had a disproportionately large impact on suppliers of egg products.  In fiscal 2016, the selling price per pound was $1.213 compared to $0.891 for fiscal 2015, an increase of 36.1%.

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	May 28, 2016	May 30, 2015	Percent Change	May 28, 2016	May 30, 2015	Percent Change
Cost of sales:
Farm production	$562,521	$558,580	0.7%	$135,187	$138,580	(2.4)%
Processing and packaging	184,586	173,181	6.6%	45,089	45,056	0.1%
Outside egg purchases and other	464,008	413,863	12.1%	75,311	101,029	(25.5)%
Total shell eggs	1,211,115	1,145,624	5.7%	255,587	284,665	(10.2)%
Egg products	48,584	33,886	43.4%	6,473	8,640	(25.1)%
Other	877	897	(2.2)%	280	311	(10.0)%
Total	$1,260,576	$1,180,407	6.8%	$262,340	$293,616	(10.7)%

Farm production cost (per dozen produced)
Feed	$0.414	$0.439	(5.7)%	$0.396	$0.406	(2.5)%
Other	0.279	0.266	4.9%	0.290	0.272	6.6%
Total	$0.693	$0.705	(1.7)%	$0.686	$0.678	1.2%

Outside egg purchases (average cost per dozen)	$1.72	$1.41	22.0%	$1.11	$1.43	(22.4)%

Dozen produced	819,307	798,842	2.6%	198,950	201,763	(1.4)%
Dozen sold	1,053,597	1,063,086	(0.9)%	253,077	264,883	(4.5)%

Cost of sales for the fiscal year ended May 28, 2016 was $1,260.6 million, an increase of $80.2 million, or 6.8%, compared to $1,180.4 million for fiscal 2015.  Comparing fiscal 2016 to fiscal 2015, dozens produced and average cost per dozen purchased from outside shell egg producers increased while cost of feed ingredients decreased.  This fiscal year we produced 77.8% of the eggs sold by us, as compared to 75.1% for the previous year. Feed cost for fiscal 2016 was $0.414 per dozen, compared to $0.439 per dozen for the prior fiscal year, a decrease of 5.7%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $20.6 million for fiscal 2016 compared with 2015.

For the thirteen weeks ended May 28, 2016, compared to the same period of 2015, cost of sales decreased from $293.6 million in the fourth quarter of fiscal 2015, to $262.3 million in the current period.  This decrease of $31.3 million, or 10.7%, was primarily the result of decreased cost of outside egg purchases from $1.43 per dozen in the fourth quarter of fiscal 2015 to $1.11 in the comparable period of fiscal 2016.  Feed cost per dozen for the fourth quarter of fiscal 2016 was $0.396, compared to $0.406 for the same quarter of fiscal 2015, a decrease of 2.5%.

Gross profit increased from 25.1% of net sales for fiscal 2015, to 34.0% of net sales for fiscal 2016.  The improvement is the result of lower feed costs and increased egg selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks
(Amounts in thousands)	May 28, 2016	May 30, 2015	Change	Change
Stock compensation expense	$ 3,018	$ 2,955	$ 63	2.1%
Specialty egg expense	61,294	53,966	7,328	13.6%
Payroll and overhead	39,149	31,965	7,184	22.5%
Other expenses	24,670	24,501	169	0.7%
Delivery expense	49,629	46,999	2,630	5.6%
Total	$ 177,760	$ 160,386	$ 17,374	10.8%

Selling, general and administrative expenses, which include costs of marketing, distribution, accounting and corporate overhead, were  $177.8 million in fiscal 2016, an increase of $17.4 million, or 10.8%, compared to $160.4 million for fiscal 2015.  The increase in specialty egg expense for fiscal 2016 compared to fiscal 2015 is attributable to a 14.7% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  Payroll and overhead increased $7.2 million, or 22.5%, compared to the same period of last year primarily due to increased bonus accruals in the 2016 fiscal year.  As a percentage of net sales, payroll and overhead is 2.1%  2.0% for fiscal 2016 and 2015, respectively.  As a percentage of net sales, delivery expense is 2.6% and 3.0% for fiscal 2016 and 2015, respectively.  As a percent of net sales, selling, general and administrative expense decreased from 10.2% in fiscal 2015 to 9.3% in fiscal 2016.

	Quarters Ended
	13 Weeks
(Amounts in thousands)	May 28, 2016	May 30, 2015	Change	Change
Stock compensation expense	$ 843	$ 1,290	$ (447)	-34.7%
Specialty egg expense	13,768	14,217	(449)	-3.2%
Payroll and overhead	9,450	8,920	530	5.9%
Other expenses	6,398	6,679	(281)	-4.2%
Delivery expense	11,945	11,738	207	1.8%
Total	$ 42,404	$ 42,844	$ (440)	-1.0%

Selling, general, and administrative expense was $42.4 million for the thirteen-week period ended May 28, 2016, a decrease of $440,000, or 1.0%, compared to $42.8 million for the thirteen-week period ended May 30, 2015.

OPERATING INCOME

As a result of the above, our operating income was $470.3 million for fiscal 2016, compared to $235.3 million for fiscal 2015.  Operating income as a percent of net sales was 24.7% and 14.9% for fiscal 2016 and 2015, respectively.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, interest income, royalty income, patronage dividends, and equity in earnings of affiliates, among other items. Total other income for fiscal 2016 was $16.9 million compared to $11.2 million for fiscal 2015.  As a percent of net sales, total other income was 0.9% for fiscal 2016, compared to 0.7% for fiscal 2015.

Net interest income for fiscal 2016 was $3.2 million compared to net interest expense of $515,000 for fiscal 2015.  Interest income from available for sale securities increased due to higher average invested balances and higher rates of return. The reduction of interest expense resulted from the Company reducing outstanding debt.

Equity in income of affiliates for fiscal 2016 was $5.0 million compared to $2.7 million for fiscal 2015.  The increase of $2.3 million is primarily due to our interest in the Southwest Specialty Egg, LLC joint venture as well as increased income from specialty egg sales and patronage dividends in our other unconsolidated specialty egg joint ventures.

INCOME TAXES

For the fiscal year ended May 28, 2016, our pre-tax income was $487.2 million, compared to $246.5 million for fiscal 2015. Income tax expense of $169.2 million was recorded for fiscal 2016 with an effective income tax rate of 34.8%, compared to $84.3 million for fiscal 2015 with an effective income tax rate of 34.3%.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest in AEP and TEP for fiscal 2016 was $2.0 million as compared to $1.0 million for fiscal 2015.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2016 was $316.0 million, or $6.56 per basic share and $6.53 per diluted share, compared to $161.3 million, or $3.35 per basic share and $3.33 per diluted share for fiscal 2015.

Fiscal Year Ended May 30, 2015 Compared to Fiscal Year Ended May 31, 2014

NET SALES

In fiscal 2015, approximately 97% of our net sales consisted of shell eggs and approximately 3% was egg products.  Net sales for the fiscal year ended May 30, 2015 were $1,576.1 million, an increase of $135.2 million, or 9.4%, from net sales of $1,440.9 million for fiscal 2014.  In fiscal 2015 total dozens of eggs sold increased and egg selling prices increased as compared to fiscal 2014. In fiscal 2015 total dozens of shell eggs sold were 1,063.1 million, an increase of 49.4 million dozen, or 4.9%, compared to 1,013.7 million sold in fiscal 2014. This increase in volume resulted in an increase in net sales of $67.3 million for fiscal 2015 compared with the prior year.  Our average selling price of shell eggs increased from $1.362 per dozen for fiscal 2014 to $1.429 per dozen for fiscal 2015, an increase of $0.067 per dozen, or 4.9%, reflecting strong demand for shell eggs across our markets and a higher percentage of specialty egg sales.  The increase in sales price in fiscal 2015 over 2014 resulted in a corresponding increase in net sales of $71.2 million.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended				Quarters Ended
	(52 weeks)				(13 weeks)
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014
	(Amounts in thousands)				(Amounts in thousands)
Total net sales	$ 1,576,128		$ 1,440,907		$ 403,011		$ 371,582

Non-specialty shell egg sales	1,059,070	69.2%	990,073	71.3%	268,625	68.5%	252,869	70.4%
Specialty shell egg sales	416,127	27.2%	337,243	24.3%	110,696	28.2%	90,632	25.2%
Co-pack specialty shell egg sales	43,282	2.8%	52,786	3.8%	10,278	2.6%	13,950	3.9%
Other sales	11,769	0.8%	7,590	0.6%	2,710	0.7%	1,759	0.5%
Net shell egg sales	$ 1,530,248	100.0%	$ 1,387,692	100.0%	$ 392,309	100.0%	$ 359,210	100.0%
Net shell egg sales as a percent of total net sales	97%		96%		97%		97%
Dozens sold:
Non- specialty shell egg	830,770	78.2%	812,031	80.1%	204,138	77.1%	195,555	78.4%
Specialty shell egg	210,606	19.8%	174,364	17.2%	55,699	21.0%	46,681	18.7%
Co-pack specialty shell egg	21,710	2.0%	27,301	2.7%	5,046	1.9%	7,203	2.9%
Total dozens sold	1,063,086	100.0%	1,013,696	100.0%	264,883	100.0%	249,439	100.0%

Net average selling price per dozen	$ 1.43		$ 1.36		$ 1.47		$ 1.43

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	May 30, 2015	May 31, 2014	Percent Change	May 30, 2015	May 31, 2014	Percent Change
Cost of sales:
Farm production	$558,580	$575,392	(2.9)%	$138,580	$171,140	(19.0)%
Processing and packaging	173,181	156,088	11.0%	45,056	41,983	7.3%
Outside egg purchases and other	413,863	371,885	11.3%	101,029	57,336	76.2%
Total shell eggs	1,145,624	1,103,365	3.8%	284,665	270,459	5.3%
Egg products	33,886	33,509	1.1%	8,640	9,436	(8.4)%
Other	897	1,269	(29.3)%	311	396	(21.5)%
Total	$1,180,407	$1,138,143	3.7%	$293,616	$280,291	4.8%

Farm production cost (per dozen produced)
Feed	$0.439	$0.493	(11.0)%	$0.406	$0.484	(16.1)%
Other	0.266	0.248	7.3%	0.272	0.255	6.7%
Total	$0.705	$0.741	(4.9)%	$0.678	$0.739	(8.3)%

Outside egg purchases (average cost per dozen)	$1.41	$1.37	2.9%	$1.43	$1.44	(0.7)%

Dozen produced	798,842	750,302	6.5%	201,763	195,630	3.1%
Dozen sold	1,063,086	1,013,696	4.9%	264,883	249,439	6.2%

Cost of sales for the fiscal year ended May 30, 2015 was $1,180.4 million, an increase of $42.3 million, or 3.7%, compared to $1,138.1 million for fiscal 2014.  Dozens produced increased and dozens purchased from outside shell egg producers increased for fiscal 2015 while cost of feed ingredients decreased in fiscal 2015 compared to fiscal 2014.  This fiscal year we produced 75.1% of the eggs sold by us, as compared to 74.0% for the previous year. Feed cost for fiscal 2015 was $0.439 per dozen, compared to $0.493 per dozen for the prior fiscal year, a decrease of 10.2%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $42.7 million for fiscal 2015 compared with 2014.  Gross profit increased from 21.0% of net sales for fiscal 2014 to 25.1% of net sales for fiscal 2015, primarily as a result of lower feed costs and increased egg selling prices.

Cost of sales for the thirteen-week period ended May 30, 2015 was $293.6 million, an increase of $13.3 million, or 4.8%, compared to $280.3 million for the thirteen-week period ended May 31, 2014.  Feed cost per dozen for the fourth quarter of fiscal 2015 was $0.406, compared to $0.484 for comparable fiscal 2014 fourth quarter, a decrease of 14.6%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks
(Amounts in thousands)	May 30, 2015	May 31, 2014	$ Change	% Change
Stock compensation expense	$ 2,955	$ 1,794	$ 1,161	64.7%
Specialty egg expense	53,966	46,298	7,668	16.6%
Payroll and overhead	31,965	29,413	2,552	8.7%
Other expenses	24,501	36,161	(11,660)	-32.2%
Delivery expense	46,999	43,046	3,953	9.2%
Total	$ 160,386	$ 156,712	$ 3,674	2.3%

Selling, general and administrative expenses, which include costs of marketing, distribution, accounting and corporate overhead, were $160.4 million in fiscal 2015, an increase of $3.7 million, or 2.3%, compared to $156.7 million for fiscal 2014.  Stock compensation expense increased $1.2 million for the current fiscal year.  Stock compensation expense is dependent on the closing price of the Company’s Common Stock.  For our stock compensation arrangements classified as equity awards (e.g. restricted stock), we recognized stock compensation expense ratably over the vesting period.  For our stock compensation arrangements classified as liability awards, we recognize increases or decreases in the value of such awards as increases or decreases, respectively, to stock compensation expense. For additional information, see Note 11 to  Notes to Consolidated Financial Statements.  The increase in specialty egg expense for fiscal 2015 compared to fiscal 2014 is attributable to a 20.8% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  As a percentage of net sales, payroll and overhead is 2.0% for fiscal 2015 and fiscal 2014.  Other expenses, which include expenses for repairs, professional fees, and insurance, decreased for fiscal 2015 compared with fiscal 2014 as a result of a 2014 confidential legal settlement and related legal fees as well as decreases in other tax expense.  During fiscal 2015 we recognized $239,000 in expense resulting from the increase in fair value of contingent consideration applicable to acquisitions, compared to $4.4 million in fiscal 2014, both of which are reflected in other expenses.   See Note 15   to Notes to Consolidated Financial Statements for additional information.  As a percentage of net sales, delivery expense is 3.0% for fiscal 2015 and fiscal 2014.  As a percent of net sales, selling, general and administrative expense decreased from 10.9% in fiscal 2014 to 10.2% in fiscal 2015.

	Quarters Ended
	13 Weeks
(Amounts in thousands)	May 30, 2015	May 31, 2014	$ Change	% Change
Stock compensation expense	$ 1,290	$ 753	$ 537	71.3%
Specialty egg expense	14,217	12,414	1,803	14.5%
Payroll and overhead	8,920	9,507	(587)	-6.2%
Other expenses	6,679	9,499	(2,820)	-29.7%
Delivery expense	11,738	11,590	148	1.3%
Total	$ 42,844	$ 43,763	$ (919)	51.3%

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

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at May 28, 2016 was $542.8 million, compared to $407.4 million at May 30, 2015. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 7.50 at May 28, 2016 compared to 5.01 at May 30, 2015. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have $3.7 million in outstanding standby letters of credit, which are collateralized with cash.  Our long-term debt at May 28, 2016, including current maturities, amounted to $25.6 million, compared to $50.9 million at May 30, 2015.  See Note 9 in the Notes to Consolidated Financial  Statements for information regarding our long-term debt instruments.

Net cash provided by operating activities was $381.8 million and $195.3 million for the fiscal years 2016 and 2015, respectively.  Improved gross profit margins contributed greatly to our positive cash flow from operations in fiscal 2016 compared to fiscal 2015.  As discussed above, our gross profit margins increased in fiscal 2016 primarily as a result of an increase in egg prices and a decrease in feed costs compared to fiscal 2015.

For fiscal 2016, approximately $292.5 million was provided from the sale of short-term investments, $403.2 million was used to purchase short-term investments and net payments of $5.4 million were received from notes receivable and investments in affiliates.   We used $34.0 million for our investment in the Red River Valley Egg Farm LLC joint venture.  For additional information see Note 3 to Notes to Consolidated Financial Statements.  Approximately $76.1 million was used to purchase property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $120.9 million was used to pay dividends on common stock and $25.3 million was used for principal payments on long-term debt.  The net result of these activities was an increase in cash of $20.4 million from May 30, 2015.

For the fiscal year ended May 30, 2015, $195.3 million in net cash was provided by operating activities. This compares to $123.9 million of net cash provided by operating activities for the fiscal year ended May 31, 2014.  Improved gross profit margins contributed greatly to our positive cash flow from operations in fiscal 2015 compared to fiscal 2014, as well as fiscal 2014 payment of a $28.0 million legal settlement.  As discussed above, our gross profit margins increased in fiscal 2015 primarily as a result of an increase in egg prices and dozens sold and a decrease in feed costs compared to fiscal 2014.

For fiscal 2015, approximately $146.8 million was provided from the sale of short-term investments, $202.5 million was used to purchase short-term investments and net payments of $2.0 million were received from notes receivable and investments in affiliates.   We used $8.2 million for our investment in Southwest Specialty Egg LLC joint venture.  For additional information see Note 3 to Notes to Consolidated Financial Statements.  Approximately $82.3 million was used to purchase property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $48.9 million was used to pay dividends on common stock and $10.2 million was used for principal payments on long-term debt.  The net result of these activities was a decrease in cash of $5.9 million from May 31, 2014.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 28, 2016, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

We have been making and expect to continue to make significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including through our previously discussed Red River joint venture. We expect to fund approximately $7.5 million for our remaining 50% share of the construction and startup costs for the Red River joint venture during fiscal 2017.  The complex is expected to be completely stocked in early calendar 2017.  Additionally, the following table represents material construction projects approved as of July 14, 2016 (in thousands):

Location	Project	Projected Completion	Projected Cost	Spent as of May 28, 2016	Remaining Projected Cost
Cage-Free Layer Expansion	Quincy, FL	Complete	$3,104	$3,104	$-
Layer House Expansions	Okeechobee, FL	Complete	13,340	13,340	-
Pullet Houses & Layer Houses	Shady Dale, GA	Complete	8,105	8,105	-
Breeder Pullet Houses	Edwards, MS	August 2016	2,461	1,294	1,167
Cage-Free Layer & Pullet Houses	South Texas	October 2016	49,586	48,588	998
Cage-Free Layer Houses	South Texas	October 2016	4,033	747	3,286
Cage-Free Layer Houses	Lake City, FL	October 2016	8,144	1,776	6,368
Cooler & Dry Storage Expansion	Bethune, SC	October 2016	1,529	512	1,017
Organic Facility Expansion	Chase, KS	October 2016	18,550	17,110	1,440
Warehouse	Luling, TX	November 2016	2,343	2,022	321
Cage-Free Layer Houses	South Texas	December 2016	4,063	536	3,527
Distribution Center Remodel	Louisburg, NC	February 2017	2,955	-	2,955
Conventional/Cage-Free Layer House with Pullets	South Texas	February 2017	11,353	1,573	9,780
Refurbish Layer Houses Cage Free	Shady Dale, GA	February 2017	4,864	671	4,193
Conventional/Cage-Free Layer House with Pullets	Guthrie, KY	May 2017	11,751	2,447	9,304
California Compliant/Cage Free Layer House Expansions	Delta, UT	April 2017	10,696	5,655	5,041
Conventional/Cage-Free Layer Houses	Green Forest, AR	August 2017	8,146	1,926	6,220
			$165,023	$109,406	$55,617

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

	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Long-Term Debt (Principal)	$ 25,570	$ 16,320	$ 4,500	$ 3,250	$ 1,500
Long-Term Debt (Interest)	1,983	1,324	437	195	27
Operating Leases	945	571	310	57	7
Total	$ 28,498	$ 18,215	$ 5,247	$ 3,502	$ 1,534

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

INVESTMENTS IN SECURITIES AVAILABLE-FOR-SALE

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all investment securities for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months as available-for-sale, and carries them at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

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

INVENTORIES

Inventories of eggs, feed, supplies and livestock are valued principally at the lower of cost (first-in, first-out method) or market.  If market prices for eggs and feed grains move substantially lower, we record adjustments to write-down the carrying values of eggs and feed inventories to fair market value. The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 22 weeks.  Capitalized flock costs are then amortized over the flock’s productive life, generally one to two years.  Flock mortality is charged to cost of sales as incurred.  High mortality from disease or extreme temperatures would result in abnormal write-downs to flock inventories.  Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

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

INTANGIBLE ASSETS

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles, and are amortized over their estimated useful lives of 3 to 25

years.   The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use.  Included in other long-lived assets are loan acquisition costs, which are amortized over the life of the related loan.

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  Our ownership percentages in these companies range from less than 20% to 50%.  These investments are recorded using the cost or equity method, and are not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $51.0 million at May 28, 2016. The combined total assets and total liabilities of these companies were approximately $444.2 million and $77.0 million, respectively, at May 28, 2016.

GOODWILL

At May 28, 2016, goodwill represented 2.6% of total assets and 3.2% of stockholders’ equity.  Goodwill relates to the following:

Fiscal Year	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revised Hillandale incremental purchase price	9,257
2009	Revised Hillandale incremental purchase price	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revised Hillandale incremental purchase price	(338)
2013	Acquisition of Maxim Production Co., Inc.	2,300
2014	Purchase of joint venture partner’s 50% in Delta Egg	4,779
	Total Goodwill	$29,196

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $49.6 million, $47.0 million, and $43.0 million in fiscal years 2016, 2015, and 2014, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control.  For example, feed costs, which during fiscal 2016 averaged approximately 60% of our total farm egg production cost, decreased 15.7% per dozen produced year-over-year.    We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as non-specialty shell egg prices.  The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient		Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2016 fiscal year
Corn	$0.25	change in the average market price per bushel	$ 0.01	$ 8,193,070
Soybean Meal	$25.00	change in the average market price per ton	$ 0.01	$ 8,193,070

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates.  We maintain all of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $300,000 at May 28, 2016.

We are not a party to any other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of May 28, 2016 and May 30, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 28, 2016.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of May 28, 2016 and May 30, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended May 28, 2016, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of May 28, 2016, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 15, 2016, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas

July 15, 2016

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for par value amounts)

	May 28	May 30
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,046	$8,667
Investment securities available-for-sale	360,499	249,961
Receivables:
Trade receivables, less allowance for doubtful accounts of $727 in 2016 and $513 in 2015	62,012	99,013
Income tax receivable	11,830	-
Other	5,436	2,964
	79,278	101,977

Inventories	154,799	146,260
Prepaid expenses and other current assets	2,661	2,099
Total current assets	626,283	508,964

Other assets:
Other investments	53,975	18,843
Goodwill	29,196	29,196
Other intangible assets	4,958	7,560
Other long-lived assets	5,079	5,300
	93,208	60,899

Property, plant and equipment, less accumulated depreciation	392,274	358,790
Total assets	$1,111,765	$928,653

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$36,262	$44,709
Accrued dividends payable	-	15,372
Accrued wages and benefits	23,198	16,939
Accrued income taxes payable	-	5,288
Accrued expenses and other liabilities	7,671	9,173
Current maturities of long-term debt	16,320	10,065
Total current liabilities	83,451	101,546

Long-term debt, less current maturities	9,250	40,795
Other noncurrent liabilities	6,321	5,745
Deferred income taxes	95,382	76,005
Total liabilities	194,404	224,091

Commitments and contingencies – See Notes 8, 9, and 13

Stockholders' equity:
Common stock, $.01 par value
120,000 and 70,261 shares authorized and issued in 2016 and 2015, respectively
43,737 and 43,698 shares outstanding in 2016 and 2015, respectively	703	703
Class A convertible common stock, $.01 par value
4,800 shares authorized, issued and outstanding in 2016 and 2015, respectively	48	48
Paid-in capital	46,404	43,304
Retained earnings	890,440	679,969
Accumulated other comprehensive income (loss), net of tax	(48)	22
Common stock in treasury, at cost –26,524 and 26,563 shares in 2016 and 2015, respectively	(22,272)	(20,482)
Total Cal-Maine Foods, Inc. stockholders' equity	915,275	703,564
Noncontrolling interest in consolidated entities	2,086	998
Total stockholders’ equity	917,361	704,562
Total liabilities and stockholders' equity	$1,111,765	$928,653

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Fiscal years ended
	May 28	May 30	May 31
	2016	2015	2014
Net sales	$1,908,650	$1,576,128	$1,440,907
Cost of sales	1,260,576	1,180,407	1,138,143
Gross profit	648,074	395,721	302,764
Selling, general and administrative	177,760	160,386	156,712
Operating income	470,314	235,335	146,052

Other income (expense):
Interest expense	(1,156)	(2,313)	(3,755)
Interest income	4,314	1,798	1,099
Patronage dividends	6,930	6,893	6,139
Equity in income of affiliates	5,016	2,657	3,512
Other, net	1,831	2,179	8,795
Total other income	16,935	11,214	15,790
Income before income taxes and noncontrolling interest	487,249	246,549	161,842
Income tax expense	169,202	84,268	52,035
Net income including noncontrolling interest	318,047	162,281	109,807
Less: Net income attributable to noncontrolling interest	2,006	1,027	600
Net income attributable to Cal-Maine Foods, Inc.	$316,041	$161,254	$109,207

Net income per share:
Basic	$6.56	$3.35	$2.27
Diluted	$6.53	$3.33	$2.26
Weighted average shares outstanding:
Basic	48,195	48,136	48,095
Diluted	48,365	48,437	48,297

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal years ended
	May 28	May 30	May 31
	2016	2015	2014
Net income, including noncontrolling interests	$318,047	$162,281	$109,807

Other comprehensive income, before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(25)	(143)	392

(Increase) decrease in accumulated postretirement benefits obligation, net of reclassification adjustments	(118)	(741)	255

Other comprehensive income (loss), before tax	(143)	(884)	647

Income tax (benefit) expense related to items of other comprehensive income (loss)	(73)	(345)	252

Other comprehensive income (loss), net of tax	(70)	(539)	395

Comprehensive income	317,977	161,742	110,202

Less: comprehensive income attributable to the noncontrolling interest	2,006	1,027	600

Comprehensive income attributable to Cal-Maine Foods, Inc.	$315,971	$160,715	$109,602

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Income	Interest	Total
Balance at June 1, 2013	35,130	$351	2,400	$ 24	13,432	$ (20,572)	$ 39,052	$ 498,711	$ 166	$ 312	$ 518,044
Dividends								(35,044)			(35,044)
Issuance of restricted stock from treasury, net of forfeitures					(63)	98	(98)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					1	(9)					(9)
Proceeds from stock option exercise					(20)	30	88				118
Restricted stock compensation expense							1,274				1,274
Tax benefit on nonqualifying disposition of incentive stock options							160				160
Net income for fiscal 2014								109,207		600	109,807
Other comprehensive income									395		395
Balance at May 31, 2014	35,130	$ 351	2,400	$ 24	13,350	$ (20,453)	$ 40,476	$ 572,874	$ 561	$ 912	$ 594,745
Dividends								(53,784)			(53,784)
2-for-1 stock split effected in the form of a dividend	35,131	352	2,400	24	13,340	(133)	132	(375)			-
Issuance of restricted stock from treasury, net of forfeitures					(91)	70	(70)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock						(2)	2				-
Proceeds from stock option exercise					(36)	36	101				137
Restricted stock compensation expense							2,268				2,268
Tax benefit on nonqualifying disposition of incentive stock options							395				395
Distribution to noncontrolling interest partners										(941)	(941)
Net income for fiscal 2015								$ 161,254		$ 1,027	162,281
Other comprehensive loss, net of tax									(539)		(539)
Balance at May 30, 2015	70,261	$ 703	4,800	$ 48	26,563	$ (20,482)	$ 43,304	$ 679,969	$ 22	$ 998	$ 704,562
Dividends								(105,570)			(105,570)
Issuance of restricted stock from treasury, net of forfeitures					(76)	58	(58)				-
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					37	(1,848)					(1,848)
Restricted stock compensation expense							3,071				3,071
Tax benefit on nonqualifying disposition of incentive stock options							87				87
Distribution to noncontrolling interest partners										(918)	(918)
Net income for fiscal 2016								316,041		2,006	318,047
Other comprehensive loss, net of tax									(70)		(70)
Balance at May 28, 2016	70,261	$ 703	4,800	$ 48	26,524	$ (22,272)	$ 46,404	$ 890,440	$ (48)	$ 2,086	$ 917,361

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended
	May 28	May 30	May 31
	2016	2015	2014
Cash flows from operating activities
Net income including noncontrolling interests	$318,047	$162,281	$109,807
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	44,592	40,708	37,203
Deferred income taxes	19,392	5,108	7,625
Equity in income of affiliates	(5,016)	(2,657)	(3,512)
Non-cash gain on Delta Egg acquisition	—	—	(3,976)
(Gain) loss on disposal of property, plant and equipment	(1,563)	568	651
Stock compensation expense, net of amounts paid	3,071	2,268	1,273
Recovery of note receivable	(798)	(584)	—
(Gain) loss on fair value adjustment of contingent consideration	—	256	4,359
Change in operating assets and liabilities, net
of effects from acquisitions:
(Increase) decrease in receivables and other assets	21,160	(18,961)	(2,282)
(Increase) decrease in inventories	(8,539)	(143)	8,909
Decrease in accrued expenses for payment of legal settlement expense	—	—	(28,000)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,508)	6,486	(8,137)
Net cash provided by operating activities	381,838	195,330	123,920

Cash flows from investing activities
Purchases of investments	(403,204)	(202,506)	(142,585)
Sales of investments	292,452	146,779	108,117
Acquisition of businesses, net of cash acquired	—	—	(11,548)
Investment in Southwest Specialty Egg LLC	—	(8,160)	—
Investment in Red River Valley Egg Farm LLC	(33,959)	—	—
Payments received on notes receivable and from investments in affiliates	5,427	2,019	5,003
Purchases of property, plant and equipment	(76,125)	(82,263)	(59,188)
Net proceeds from disposal of property, plant and equipment	2,860	2,499	818
Net cash used in investing activities	(212,549)	(141,632)	(99,383)

Cash flows from financing activities
Principal payments on long-term debt	(25,290)	(10,233)	(10,745)
Distributions to noncontrolling interest partners	(918)	(940)	—
Proceeds from issuance of common stock from treasury (including tax benefit on nonqualifying disposition of incentive stock options)	(1,760)	531	279
Payments of dividends	(120,942)	(48,910)	(24,534)
Net cash used in financing activities	(148,910)	(59,552)	(35,000)
Increase (decrease) in cash and cash equivalents	20,379	(5,854)	(10,463)
Cash and cash equivalents at beginning of year	8,667	14,521	24,984
Cash and cash equivalents at end of year	$29,046	$8,667	$14,521

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$166,840	$75,533	$41,626
Interest (net of amount capitalized)	1,067	2,313	3,152

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 28, 2016

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

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.  The Company’s sales are primarily in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two customers, Wal-Mart and Sam’s Club, on a combined basis, accounted for 28.9%,  25.7% and 28.2% of the Company’s net sales in fiscal years 2016,  2015, and 2014, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was May 28, 2016,  May 30, 2015,  and May 31, 2014 for the most recent three fiscal years. All three years fiscal years were 52 week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At May 28, 2016 and routinely throughout these years, the Company maintained cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable. At May 28, 2016, and May 30, 2015, checks outstanding in excess of related book cash balances totaled zero and $1.8 million, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized gains, net of tax, of $363,000 and $372,000 at May 28, 2016 and May 30, 2015, respectively, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At May 28, 2016 and May 30, 2015, we had $360.5 million and $250.0 million, respectively, of current investment securities available-for-sale consisting of commercial paper, time deposits, U.S. government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.  At May 28, 2016 and May 30, 2015 we had $1.9 million and $1.7 million, respectively, of investments in mutual funds which are considered long term and are a part of “Other Investments” in the Consolidated Balance Sheet.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $62.0 million at May 28, 2016 and $99.0 million at May 30, 2015.  They are presented net of an allowance for doubtful accounts of $727,000 at May 28, 2016 and $513,000 at May 30, 2015. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both May 28, 2016 and May 30, 2015 two customers accounted for approximately 29% and 24% of the Company’s trade accounts receivable, respectively.

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

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  Dividends payable were zero and $15.4 million at May 28, 2016 and May 30, 2015, respectively. These amounts represent accrued unpaid dividends applicable to the Company’s fourth quarter net income for each fiscal year.

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $49.6 million, $47.0 million, and $43.0 million in fiscal years 2016,  2015, and 2014, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

Advertising Costs

The Company expensed advertising costs as incurred of $10.3 million, $9.3 million, and $8.5 million in fiscal 2016,  2015, and 2014, respectively.

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

	May 28, 2016	May 30, 2015	May 31, 2014
Net income attributable to Cal-Maine Foods, Inc.	$ 316,041	$ 161,254	$ 109,207

Basic weighted-average common shares (including Class A)	48,195	48,136	48,095

Effect of dilutive securities:
Common stock options and restricted stock	170	301	202
Dilutive potential common shares	48,365	48,437	48,297

Net income per common share:
Basic	$ 6.56	$ 3.35	$ 2.27

Diluted	$ 6.53	$ 3.33	$ 2.26

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration that is expected to be received for those goods or services.  In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company does not expect ASU 2014-09 to have a material impact on the consolidated financial statement presentation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes.  The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  The Company adopted ASU 2015-17 during the fourth quarter of fiscal 2016 and retrospectively applied it to all reported periods.  Adoption of ASU 2015-17 impacted our previously reported current ratio for fiscal 2015 by increasing it from 3.86 as reported in the prior year to 5.01 as reported in this report.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation.

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

3.  Investment in Affiliates

On April 9, 2015, the Company entered into the Red River Valley Egg Farm, LLC (“Red River”) joint venture with Rose Acre Farms, Inc.  The joint venture operates a state of the art shell egg production complex near Bogata, Red River County, Texas.  The plans for the completed complex provide capacity for approximately 1.8 million cage-free laying hens.  As of May 28, 2016, the Company has contributed $34.0 million to fund its 50% share of the construction costs and expects to make future contributions of approximately $7.5 million.

On July 25, 2014, the Company entered into the Southwest Specialty Eggs, LLC (“SWS”) joint venture with Hickman’s Egg Ranch.  The SWS joint venture subsequently acquired the Egg-Land’s Best franchise for Arizona,  southern California and Clark County (including Las Vegas), Nevada.  The Company owns 50% of the SWS joint venture.

The Company owns 50% of each of Specialty Eggs LLC and Dallas Reinsurance, Co., LTD. as of May 28, 2016.  During fiscal 2014 the Company purchased our joint venture partner’s 50% interest in Delta Egg Farm (Refer to Note 2 – Acquisitions).  Investment in affiliates, recorded using the equity method of accounting, are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $47.5 million and $13.1 million at May 28, 2016 and at May 30, 2015, respectively.

Equity in income of $5.0 million, $2.7 million, and $3.5 million from these entities has been included in the Consolidated Statements of Income for fiscal 2016,  2015, and 2014, respectively.

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At May 28, 2016 and May 30, 2015, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at May 28, 2016 and May 30, 2015 was $3.5 million and $3.1 million, respectively.

 The Company regularly transacts business with its affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

	For the fiscal year ended
	May 28, 2016	May 30, 2015	May 31, 2014
Sales to affiliates	$61,094	$46,989	$44,798
Purchases from affiliates	79,419	62,659	74,325
Dividends from affiliates	4,550	1,250	4,650

	May 28, 2016	May 30, 2015
Accounts receivable from affiliates	$3,483	$4,253
Accounts payable to affiliates	1,464	2,118

4.  Inventories

Inventories consisted of the following (in thousands):

	May 28, 2016	May 30, 2015
Flocks, net of accumulated amortization	$94,312	$87,280
Eggs	11,519	15,507
Feed and supplies	48,968	43,473
	$154,799	$146,260

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):

	May 28, 2016	May 30, 2015	May 31, 2014
Amortization	$106,459	$108,570	$98,556
Mortality	3,665	3,803	3,818
Total flock costs charge to cost of sales	$110,124	$112,373	$102,374

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 28, 2016	May 30, 2015
Prepaid insurance	$ 1,988	$ 1,526
Other prepaid expenses	624	420
Other current assets	49	153
	$ 2,661	$ 2,099

6.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):

		Other Intangibles

		Franchise	Customer	Non-compete	Right of use	Water	Total other
	Goodwill	rights	relationships	agreements	intangible	rights	intangibles
Balance May 31, 2014	$ 29,196	$ 1,354	$ 8,090	$ 68	$ 191	$ 720	$ 10,423
Additions	-	-	-	-	-	-	-
Amortization	-	(484)	(2,317)	(20)	(42)	-	(2,863)
Balance May 30, 2015	29,196	870	5,773	48	149	720	7,560
Additions	-	-	-	-	-	-	-
Amortization	-	(473)	(2,088)	(20)	(21)	-	(2,602)
Balance May 28, 2016	$ 29,196	$ 397	$ 3,685	$ 28	$ 128	$ 720	$ 4,958

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

	May 28, 2016		May 30, 2015
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$ 5,284	$ (4,887)	$ 5,284	$ (4,414)
Customer relationships	17,644	(13,959)	17,644	(11,871)
Non-compete agreements	100	(72)	100	(52)
Right of use intangible	191	(63)	191	(42)
Water rights *	720	-	720	-
Total	$ 23,939	$ (18,981)	$ 23,939	$ (16,379)

* Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2016,  2015, and 2014 totaled $2.6 million, $2.9 million, and $2.8 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal period	Estimated amortization expense
2017	$ 1,097
2018	939
2019	897
2020	873
2021	336
Thereafter	96
Total	$ 4,238

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	May 28	May 30
	2016	2015
Land and improvements	$80,775	$77,064
Buildings and improvements	291,888	270,076
Machinery and equipment	399,804	364,209
Construction-in-progress	50,178	42,893
	822,645	754,242
Less: accumulated depreciation	430,371	395,452
	$392,274	$358,790

Depreciation expense was $41.4 million, $37.3 million and $33.5 million in fiscal years 2016,  2015 and 2014, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2016, 2015, and 2014 are discussed below.

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

8.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at May 28, 2016 are as follows (in thousands):

2017	$571
2018	310
2019	57
2020	7
Total minimum lease payments	$945

Substantially all of the leases require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $190,000,  $101,000 and $174,000 in fiscal 2016,  2015 and 2014, respectively. Rent expense excluding vehicle rent was $3.9 million, $3.0 million, and $2.7 million in fiscal 2016,  2015 and 2014, respectively, primarily for the lease of certain operating facilities and equipment.

9.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	May 28	May 30
	2016	2015

Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in 2019	$10,500	$13,500
Note payable at 6.35%, due in monthly principal installments of $100,000, plus interest, maturing in 2017	9,100	10,300
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, maturing in 2018	3,250	4,750
Note payable at 6.40%, due in monthly principal installments of $35,000, plus interest, maturing in 2017	2,720	3,140
Note payable at 5.99%, due in monthly principal installments of $150,000, plus interest, repaid in 2016	-	12,700
Series A Senior Secured Notes at 5.45%, due in monthly principal installments of $175,500, plus interest, repaid in 2016	-	6,311
Note payable at 2.00%, due in semi-annual principal and interest payments of $20,790, repaid in 2016	-	159
Total debt	25,570	50,860
Less: current maturities	16,320	10,065
Long-term debt, less current maturities	$9,250	$40,795

The aggregate annual fiscal year maturities of long-term debt at May 28, 2016 are as follows (in thousands):

2017	$16,320
2018	4,500
2019	3,250
2020	1,500
$25,570

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At May 28, 2016, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  We are in compliance with those covenants at May 28, 2016.

Interest, net of amount capitalized, of $1.1 million, $2.3 million, and $3.2 million was paid during fiscal 2016,  2015 and 2014, respectively.  Interest of $1.1 million,  $1.2 million and $603,000 was capitalized for construction of certain facilities during fiscal 2016,  2015 and 2014, respectively.

10.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $11.8 million, $9.6 million, and $9.8 million in fiscal years 2016,  2015 and 2014, respectively.  The liability recorded for incurred but not reported claims was $770,000 as of May 28, 2016 and  700,000 as of May 30, 2015.

The Company has a KSOP plan that covers substantially all employees (“the Plan”).  The Company makes cash contributions to the Plan at a rate of 3% of participants' eligible compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's common stock, and vest immediately.   The Company's cash contributions to the Plan were $2.9 million, $2.8 million, and $3.0 million in fiscal years 2016,  2015 and 2014, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2016,  2015, or 2014. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $102,000,  $97,000, and $50,000 in fiscal years 2016,  2015, and 2014, respectively.  The liability recorded related to these agreements was $1.6 million at May 28, 2016 and May 30, 2015.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $284,000, $241,000, and $202,000 in fiscal 2016,  2015 and 2014, respectively.  Payments made under the plan were $128,000 and 116,000 in fiscal 2016 and 2015, respectively.  The liability recorded related to these agreements was $1.9 million and $1.7 million at May 28, 2016 and May 30, 2015, respectively.

Deferred compensation expense for both plans totaled $347,000, $470,000 and $425,000 in fiscal 2016,  2015 and 2014, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, whereby an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in the funded status in the year the change occurs through comprehensive income.  Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $1.8 million and $1.5 million as of May 28, 2016 and May 30, 2015, respectively.  The remaining disclosures associated with ASC 715 are immaterial to the company’s financial statements.

11.  Stock Compensation Plans

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 2,000,000 shares of Common Stock of the Company. Stock Appreciation Rights ("SARs") may be granted to any employee or non-employee member of the Board of Directors. Upon exercise of a SAR, the holder will receive cash equal to the difference between the fair market value of a single share of Common Stock at the time of exercise and the strike price which is equal to the fair market value of a single share of Common Stock on the date of the grant. The SARs have a ten-year term and vest over five years. On August 17, 2005, the Company issued 1,185,000 SARs under the Rights Plan with a strike price of $2.97 and, on August 26, 2005, the Company issued 90,000 SARs with a strike price of $3.36. On August 24, 2006, the Company issued 30,000 SARs with a strike price of $3.47. The Rights Plan was ratified by the Company’s shareholders at the annual meeting of shareholders on October 13, 2005.  The last remaining SARs were exercised during fiscal 2016 which effectively terminated this plan.

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

In January 2016, the Company granted 78,560  restricted shares from treasury.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Our unrecognized compensation expense as a result of non-vested shares was $5.6 million as of both May 28, 2016 and May 30, 2015.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.1 years.

The Company recognized stock compensation expense of $1.7 million for equity awards and $1.3 million for liability awards in fiscal 2016.    In fiscal 2015, the Company recognized stock compensation expense of $2.3 million for equity awards and $749,000 for liability awards.  In fiscal 2014 the Company recognized stock compensation expense of $1.3 million for equity awards and $521,000 for liability awards.

A summary of our equity award activity and related information for our stock options is as follows:

Weighted
		Weighted	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Options	Per Share	Life (in Years)	Value
Outstanding, May 31, 2014	46,000	$2.97
Granted	-	-
Exercised	(46,000)	2.97
Forfeited	-	-
Outstanding, May 30, 2015	-	$-	-	$-

The intrinsic value of stock options exercised totaled $1.6 million and $911,000 for fiscal years 2015 and 2014, respectively. There were no options outstanding at May 18, 2016 or May 30, 2015.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, May 31, 2014	245,200	$27.24
Granted	91,540	36.63
Vested	(400)	23.65
Forfeited	(1,200)	23.65
Outstanding, May 30, 2015	335,140	$27.24
Granted	78,560	49.39
Vested	(122,140)	20.76
Forfeited	(2,660)	31.29
Outstanding, May 28, 2016	288,900	$35.97

A summary of our liability award activity and related information is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 31, 2014	36,600	$3.29
Granted	-	-
Exercised	(9,700)	2.97
Forfeited	-	-
Outstanding, May 30, 2015	26,900	$3.40	1.13	$1414
Granted	-	-
Exercised	(26,900)	3.40
Forfeited	-	-
Outstanding, May 28, 2016	-	$-	-	$-
Exercisable, May 28, 2016	-	$-	-	$-

We determined the fair value of our obligation related to unexercised liability awards as of May 28, 2016 and May 30, 2015 was zero and $1.4 million, respectively.  Total payments for liability awards exercised totaled $1.4 million,  $407,000, and $373,000 for fiscal 2016, 2015 and 2014, respectively.

The fair value of liability awards was estimated as of May 30, 2015,  and May 31, 2014, using a Black-Scholes option pricing model using the following weighted-average assumptions:

	May 30, 2015	May 31, 2014
Risk-free interest rate	0.26%	0.10%
Dividend yield	1.25%	1.66%
Volatility factor of the expected market price of our stock	36.59%	37.36%
Weighted-avg. expected life of the rights	1 yr.	1 yr.

12.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 28	May 30	May 31
	2016	2015	2014
Current:
Federal	$132,250	$70,900	$38,940
State	17,560	8,260	5,470
	149,810	79,160	44,410
Deferred:
Federal	17,096	4,503	6,474
State	2,296	605	1,151
	19,392	5,108	7,625
	$169,202	$84,268	$52,035

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 28	May 30
	2016	2015
Deferred tax liabilities:
Property, plant and equipment	$60,998	$48,117
Inventories	39,068	32,689
Investment in affiliates	1,438	240
Other comprehensive income	223	238
Other	4,343	3,857
Total deferred tax liabilities	106,070	85,141

Deferred tax assets:
Accrued expenses	3,374	2,553
Other	7,314	6,583
Total deferred tax assets	10,688	9,136
Net deferred tax liabilities	$95,382	$76,005

The differences between income tax expense at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 28	May 30	May 31
	2016	2015	2014

Statutory federal income tax	$169,835	$85,933	$56,435
State income taxes, net	12,906	5,762	4,303
Domestic manufacturers deduction	(13,332)	(7,308)	(3,810)
Reversal of outside basis in equity investment-Delta Egg	-	-	(3,295)
Non-taxable remeasurement gain upon consolidation of Delta Egg	-	-	(1,392)
Tax exempt interest income	(233)	(184)	(143)
Other, net	26	65	(63)
	$169,202	$84,268	$52,035

Federal and state income taxes of $167.2 million, $75.5 million,  and $41.6 million were paid in fiscal years 2016,  2015, and 2014, respectively. Federal and state income taxes of $320,000,  zero, and zero were refunded in fiscal years 2016,  2015,  and 2014, respectively.

We had no significant unrecognized tax benefits at May 28, 2016 or at May 30, 2015. Accordingly, we do not have any accrued interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

We are under a limited scope audit by the IRS for the fiscal years 2013 through 2015.   We are subject to income tax in many jurisdictions within the U.S., and certain jurisdictions are under audit by state and local tax authorities.  The resolutions of these audits are not expected to be material to our consolidated financial statements.  Tax periods for all years after fiscal year 2012 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

13. Contingencies

Financial Instruments

The Company maintains standby letters of credit (“LOC”) with a bank totaling $3.7 million at May 28, 2016.  These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

Five of the original six non-class cases remain pending against the Company.  The principal plaintiffs in these cases are: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company.  In four of these remaining non-class cases, the plaintiffs seek treble damages and injunctive relief under the Sherman Act.  In the fifth remaining non-class case, the plaintiff seeks treble damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

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

14.   Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock and Class A Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, and members of his immediate family, as defined. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of capital stock. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend is declared and paid to Common Stock concurrently.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value of the Company’s debt is sensitive to changes in the general level of U.S. interest rates.  The Company maintains all of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $300,000 at May 28, 2016.  The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):

	May 28, 2016		May 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.40 – 6.40% Notes payable	$25,570	$25,824	$44,549	$45,158
Series A Senior Secured Notes at 5.45%	-	-	6,311	6,312
	$25,570	$25,824	$50,860	$51,470

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 28, 2016 and May 30, 2015 (in thousands):

	May 28, 2016
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$-	$18,814	$-	$18,814
Municipal bonds	-	79,643	-	79,643
Corporate bonds	-	240,537	-	240,537
Foreign government obligations	-	2,046	-	2,046
Asset backed securities	-	15,893	-	15,893
Mutual funds	5,503	-	-	5,503
Total assets measured at fair value	$5,503	$356,933	$-	$362,436

	May 30, 2015
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$-	$9,630	$-	$9,630
Municipal bonds	-	76,311	-	76,311
Certificates of deposit	-	2,002	-	2,002
Commercial paper	-	7,496	-	7,496
Corporate bonds	-	136,364	-	136,364
Foreign government obligations	-	1,045	-	1,045
Variable rate demand notes	-	14,352	-	14,352
Mutual funds	4,508	-	-	4,508
Commodity contracts	-	82	-	82
Total assets measured at fair value	$4,508	$247,282	$-	$251,790

Liabilities
Contingent consideration	-	-	1,024	1,024
Total liabilities measured at fair value	$-	$-	$1,024	$1,024

Our investment securities – available-for-sale classified as level 2 consist of certificates of deposit, time deposits, U.S. government and agency obligations, taxable and tax exempt municipal bonds, zero coupon municipal bonds, asset-backed securities, foreign government obligations, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

The Company applies fair value accounting guidance to measure non-financial assets and liabilities associated with business acquisitions. These assets and liabilities are measured at fair value for the initial purchase price allocation and are subject to recurring revaluations. The fair value of non-financial assets acquired is determined internally.  Our internal valuation methodology for non-financial assets takes into account the remaining estimated life of the assets acquired and what management believes is the market value for those assets.  Liabilities for contingent consideration (earn-outs) take into account commodity prices based on published forward commodity price curves, projected future egg prices as of the date of the estimate, and projected future cash flows expected to be received as a result of business acquisitions.   Given the unobservable nature of these inputs, they are deemed to be Level 3 fair value measurements.  During fiscal 2015 we recognized a $239,000 loss resulting from the increase in fair value of the contingent consideration. In fiscal 2014 we recognized a $4.4 million loss.  Both the losses were recognized in earnings as an increase of selling, general, and administrative expenses.  Changes in the fair value of contingent consideration obligations for fiscal 2016 were as follows (in thousands):

Year ended
May 28, 2016
Balance at beginning of year	$1,024
(Gains)/Losses recognized in earnings	-
Payments	(1,024)
Balance at end of year	$-

16.   Investment Securities

Investment securities consisted of the following (in thousands):

	May 28, 2016
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$ 18,809	$ 5	$ -	$ 18,814
Municipal bonds	79,481	162	-	79,643
Corporate bonds	240,593	-	56	240,537
Foreign government obligations	2,044	2	-	2,046
Asset backed securities	15,908	-	15	15,893
Mutual funds	3,565	1	-	3,566
Total current investment securities	$ 360,400	$ 170	$ 71	$ 360,499

Mutual funds	1,448	489	-	1,937
Total noncurrent investment securities	$ 1,448	$ 489	$ -	$ 1,937

	May 30, 2015
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$ 9,609	$ 21	$ -	$ 9,630
Municipal bonds	76,225	83	-	76,308
Certificates of deposit	2,001	1	-	2,002
Commercial paper	7,491	5	-	7,496
Corporate bonds	136,411	-	47	136,364
Foreign government obligations	1,042	3	-	1,045
Variable rate demand notes	14,356	-	4	14,352
Mutual funds	2,761	3	-	2,764
Total current investment securities	$ 249,896	$ 116	$ 51	$ 249,961

Mutual funds	1,199	548	-	1,747
Total noncurrent investment securities	$ 1,199	$ 548	$ -	$ 1,747

Proceeds from the sales of available-for-sale securities were $292.5 million, $146.8 million, and $108.1 million during fiscal 2016, 2015, and 2014, respectively. Gross realized gains on those sales during fiscal 2016,  2015, and 2014 were $131,000, $82,000, and $8,000, respectively. Gross realized losses on those sales during fiscal 2016,  2015,  and 2014 were $110,000, $7,000, and $2,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains (losses) net of tax on available-for-sale securities classified as current in the amount of $22,000, $(149,000), and $149,000 for the years ended May 28, 2016,  May 30, 2015,  and May 31, 2014, respectively, have been included in accumulated other comprehensive income (loss).  Unrealized holding gains (losses) net of tax on long term available-for-sale securities in the amount of $(31,000),  $59,000 and $90,000 for the years ended May 28, 2016, May 30, 2015, and May 31, 2014 have been included in other comprehensive income (loss).

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities of investment securities at May 28, 2016, are as follows (in thousands):

Estimated Fair Value
Within one year	$ 176,665
1-3 years	180,268
$ 356,933

17.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$609,895	$545,975	$449,760	$303,020
Gross profit	263,071	211,597	132,726	40,680
Net income attributable to Cal-Maine Foods, Inc.	143,023	109,230	64,164	(376)
Net income per share:
Basic	$2.97	$2.27	$1.33	$(0.01)
Diluted	$2.95	$2.26	$1.33	$(0.01)

	Fiscal Year 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$356,944	$378,617	$437,556	$403,011
Gross profit	81,101	92,709	112,517	109,394
Net income attributable to Cal-Maine Foods, Inc.	27,655	36,603	50,882	46,114
Net income per share:
Basic	$0.57	$0.76	$1.06	$0.96
Diluted	$0.57	$0.76	$1.05	$0.95

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended May 28, 2016, May 30, 2015, and May 31, 2014

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended May 28, 2016
Allowance for doubtful accounts	$513	$225	$11	$727

Year ended May 30, 2015
Allowance for doubtful accounts	$430	$432	$349	$513

Year ended May 31, 2014
Allowance for doubtful accounts	$771	$(323)	$18	$430

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 28, 2016 at the reasonable assurance level.

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

2.Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 28, 2016.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.Management has determined that our internal control over financial reporting as of May 28, 2016 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Cal-Maine Foods, Inc. and Subsidiaries

Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of May 28, 2016, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2016, based on criteria established in 2013 Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 15, 2016, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas

July 15, 2016

 (c)Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of May 28, 2016, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 28, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2016 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2016 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER   MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2016 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2016 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2016 Annual Meeting of Shareholders.

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

10.2*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).
10.3*

Loan Agreement, dated as of November 13, 2006, between Metropolitan Life Insurance Company and the Registrant (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 10-Q for the quarter ended December 2, 2006, filed January 9, 2007).

10.4*

Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.5*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.6*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
10.7*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012).
10.8*

Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 in the Registrant’s Form 10-K  for the year ended May 31, 2014, filed July 28, 2014).

21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 18, 2016 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 18, 2016).
101.INS***+	XBRL Instance Document Exhibit
101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

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

(c)Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 68. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi, on this  18th day of July 2016.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	July 18, 2016
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	July 18, 2016
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 18, 2016
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	July 18, 2016
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 18, 2016
Letitia C. Hughes

/s/ James E. Poole	Director	July 18, 2016
James E. Poole

/s/ Steve W. Sanders	Director	July 18, 2016
Steve W. Sanders