Form 10-Q
period 2016-08-27
CAL-MAINE FOODS INC
filed 2016-09-26
CIK 16160

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 27, 2016

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

                                                                                 Yes ☐   No  ☑

There were  43,730,931 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 23, 2016.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED AUGUST 27, 2016

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 27, 2016	May 28, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,646	$29,046
Investment securities available-for-sale	269,202	360,499
Trade and other receivables (less allowance for doubtful accounts of
$944 and $727 at August 27, 2016 and May 28, 2016, respectively)	74,099	67,448
Income tax receivable	34,855	11,830
Inventories	154,621	154,799
Prepaid expenses and other current assets	3,530	2,661
Total current assets	573,953	626,283

Property, plant and equipment, net	404,787	392,274
Goodwill	29,196	29,196
Other investments	58,483	53,975
Other intangible assets	4,642	4,958
Other assets	4,911	5,079
TOTAL ASSETS	$1,075,972	$1,111,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,223	$67,131
Current maturities of long-term debt	15,915	16,320
Total current liabilities	75,138	83,451

Long-term debt, less current maturities	8,125	9,250
Other noncurrent liabilities	6,380	6,321
Deferred income taxes	98,902	95,382
Total liabilities	188,545	194,404

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at August 27, 2016 and May 28, 2016, respectively
43,733 and 43,737 shares outstanding at August 27, 2016 and May 28, 2016, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at August 27, 2016 and May 28, 2016, respectively	48	48
Paid-in capital	47,254	46,404
Retained earnings	859,504	890,440
Accumulated other comprehensive income (loss), net of tax	263	(48)
Common stock in treasury at cost – 26,527 and 26,524 shares at August 27, 2016
and May 28, 2016, respectively	(22,314)	(22,272)
Total Cal-Maine Foods, Inc. stockholders’ equity	885,458	915,275
Noncontrolling interest in consolidated entities	1,969	2,086
Total stockholders’ equity	887,427	917,361
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,075,972	$1,111,765

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Net sales	$239,845	$609,895
Cost of sales	249,414	346,824
Gross profit (loss)	(9,569)	263,071
Selling, general, and administrative expense	40,256	42,963
Operating income (loss)	(49,825)	220,108
Other income (expense):
Interest income, net	1,091	27
Royalty income	406	606
Equity in income of affiliates	191	730
Other, net	(403)	(814)
	1,285	549

Income (loss) before income taxes and noncontrolling interest	(48,540)	220,657
Income tax expense (benefit)	(17,560)	76,567
Net income (loss) before noncontrolling interest	(30,980)	144,090
Less: Net income (loss) attributable to noncontrolling interest	(44)	1,067
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(30,936)	$143,023

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.64)	$2.97
Diluted	$(0.64)	$2.95
Dividends per common share	$-	$0.983
Weighted average shares outstanding:
Basic	48,249	48,163
Diluted	48,249	48,498

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Net income (loss), including noncontrolling interests	$(30,980)	$144,090

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	502	(300)

Income tax benefit (expense) related to items of other comprehensive income	(191)	120

Other comprehensive income (loss), net of tax	311	(180)

Comprehensive income (loss)	(30,669)	143,910

Less: comprehensive income (loss) attributable to the noncontrolling interest	(44)	1,067

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$(30,625)	$142,843

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Operating activities:
Net income (loss) including noncontrolling interest	$(30,980)	$144,090
Depreciation and amortization	11,159	11,061
Other adjustments, net	(25,626)	(1,036)
Net cash provided by (used in) operations	(45,447)	154,115

Investing activities:
Purchase of investments	(9,008)	(80,668)
Sales of investments	92,833	43,942
Investment in joint ventures	(5,500)	(18,000)
Purchases of property, plant and equipment	(23,895)	(15,266)
Payments received on notes receivable and from affiliates	1,250	107
Net proceeds from disposal of property, plant and equipment	10	171
Net cash provided by (used in) investing activities	55,690	(69,714)

Financing activities:
Purchase of common stock by treasury	(40)	-
Distributions to noncontrolling interests	(73)	(10)
Principal payments on long-term debt	(1,530)	(8,310)
Payments of dividends	-	(15,380)
Net cash used in financing activities	(1,643)	(23,700)
Net change in cash and cash equivalents	8,600	60,701

Cash and cash equivalents at beginning of period	29,046	8,667
Cash and cash equivalents at end of period	$37,646	$69,368

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 27, 2016

(unaudited)

1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen weeks ended August 27, 2016 are not necessarily indicative of the results that may be expected for the year ending June 3, 2017.

The condensed consolidated balance sheet at May 28, 2016 has been derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 28, 2016. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 27, 2016 and August 29, 2015 was $848,000 and $700,000, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 27, 2016 was $4.8 million and will be recorded over a weighted average period of 1.9 years.  Refer to Note 11 of our May 28, 2016 audited financial statements for further information on our stock compensation plans.

At August 27, 2016, there were 283,800 restricted shares outstanding, with a weighted average grant date fair value of $35.99 per share.    A summary of the Company’s restricted share activity for the  thirteen weeks ended August 27, 2016 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 28, 2016	288,900	$35.97
Vested	(2,960)	29.41
Forfeited	(2,140)	41.64
Outstanding, August 27, 2016	283,800	$35.99

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	August 27, 2016	May 28, 2016
Flocks	$98,355	$94,312
Eggs	12,072	11,519
Feed and supplies	44,194	48,968
	$154,621	$154,799

4.   Contingencies

Financial Instruments

The Company maintained cash collateralized standby letters of credit (“LOC”) for the benefit of certain insurance companies totaling $3.7 million at August 27, 2016.  The cash collateralizing the LOCs is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    As a result, none of the LOCs are recorded as a liability on the consolidated balance sheets.

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

Index

5.   Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the first quarter of fiscal 2017, restricted shares in the amount of 140,551 were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Net income (loss) attributable to
Cal-Maine Foods, Inc.	$(30,936)	$143,023

Basic weighted-average common shares	48,249	48,163
Effect of dilutive securities:
Restricted shares	-	335
Dilutive potential common shares	48,249	48,498

Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$(0.64)	$2.97
Diluted	$(0.64)	$2.95

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. According to the policy, the Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At August 27, 2016, cumulative losses that must be recovered prior to paying a dividend were $31.3 million.    When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

Index

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$(30,936)	$143,023

1/3 of net income attributable to Cal-Maine Foods, Inc.	-	47,674

Common stock outstanding (shares)	43,733	43,698
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,533	48,498

Dividends per common share*	$-	$0.983

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs.  Estimated fair values are management’s estimate, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	August 27, 2016		May 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.4% Notes payable	$24,040	$24,192	$25,570	$25,824
	$24,040	$24,192	$25,570	$25,824

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of August 27, 2016 and May 28, 2016 (in thousands):

				Total
August 27, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$18,596	$-	$18,596
Municipal bonds	-	68,049	-	68,049
Corporate bonds	-	168,421	-	168,421
Foreign government obligations	-	2,035	-	2,035
Asset backed securities	-	12,101	-	12,101
Mutual funds	2,011	-	-	2,011
Total assets measured at fair value	$2,011	$269,202	$-	$271,213

				Total
May 28, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$-	$18,814	$-	$18,814
Municipal bonds	-	79,643	-	79,643
Corporate bonds	-	240,537	-	240,537
Foreign government obligations	-	2,046	-	2,046
Asset backed securities	-	15,893	-	15,893
Mutual funds	5,503	-	-	5,503
Total assets measured at fair value	$5,503	$356,933	$-	$362,436

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

8.   Investment Securities

The following represents the Company’s investment securities as of August 27, 2016 and May 28, 2016 (in thousands):

August 27, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$18,583	$13	$-	$18,596
Municipal bonds	67,806	243	-	68,049
Corporate bonds	168,145	276	-	168,421
Foreign government obligations	2,032	3	-	2,035
Asset backed securities	12,099	2	-	12,101
Total current investment securities	$268,665	$537	$-	$269,202

Mutual funds	1,458	553	-	2,011
Total noncurrent investment securities	$1,458	$553	$-	$2,011

Index

May 28, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$18,809	$5	$-	$18,814
Municipal bonds	79,481	162	-	79,643
Corporate bonds	240,593	-	56	240,537
Foreign government obligations	2,044	2	-	2,046
Asset backed securities	15,908	-	15	15,893
Mutual funds	3,565	1	-	3,566
Total current investment securities	$360,400	$170	$71	$360,499

Mutual funds	1,448	489	-	1,937
Total noncurrent investment securities	$1,448	$489	$-	$1,937

Proceeds from sales of available-for-sale securities were $92.8 million and $43.9 million during the thirteen weeks ended August 27, 2016 and August 29, 2015, respectively. Gross realized gains on those sales during the thirteen weeks ended August 27, 2016 and August 29, 2015 were $108,000 and $4,000, respectively.  Gross realized losses on those sales during the thirteen weeks ended August 27, 2016 and August 29, 2015 were zero and $28,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains, net of tax, on available-for-sale securities classified as current in the amount of  $271,000 for the thirteen weeks ended August 27, 2016 compared with unrealized holding losses, net of tax, of $125,000 for the same period of fiscal 2016.    Unrealized holding gains, net of tax, on long-term available-for-sale securities of $40,000 were recorded for the thirteen weeks ended August 27, 2016 compared with unrealized holding losses, net of tax, on long-term available-for-sale securities of $55,000 for the same period of fiscal 2016.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at August 27, 2016, are as follows (in thousands):

Estimated Fair Value
Within one year	$133,357
1-5 years	135,845
Total	$269,202

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended August 27, 2016:

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at May 28, 2016	$703	$48	$(22,272)	$46,404	$(48)	$890,440	$2,086	$917,361
Other comprehensive loss, net of tax	-	-	-	-	311	-	-	311
Forfeiture of restricted stock	-	-	(2)	2	-	-	-	-
Buyback of 920 shares to satisfy withholding obligation in connection with the vesting of restricted stock	-	-	(40)	-	-	-		(40)
Distribution to noncontrolling interest partners	-	-	-	-	-	-	(73)	(73)
Restricted stock compensation	-	-	-	848	-	-	-	848
Net income	-	-	-	-	-	(30,936)	(44)	(30,980)
Balance at August 27, 2016	$703	$48	$(22,314)	$47,254	$263	$859,504	$1,969	$887,427

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, projected construction costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

The Company has one operating segment,  which is the production, grading, packaging, marketing and distribution of shell eggs.  The majority of our customers rely on us to provide most of their shell egg needs, including specialty and non-specialty eggs. Specialty eggs represent a broad range of products.  We classify nutritionally enhanced, cage free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as non-specialty products.  While we report separate sales information for these types of eggs, we note there are a number of cost factors which are not specifically available for non-specialty or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

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

Index

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

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  During April through June 2015, the supply of laying hens decreased substantially, and then began to recover gradually. As of August 1, 2016, the national laying hen flock according to the U.S. Department of Agriculture was approximately 8.4% higher than the AI reduced flock on August 1, 2015, but remained 3.3% below the number of layers on August 1, 2014.  Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The Urner Barry price index hit a decade-low level during our fiscal 2016 fourth quarter, and has remained at significantly lower levels in the first quarter of fiscal 2017 than the corresponding period of last year.  Accordingly, our net average selling prices for eggs for the first quarter of fiscal 2017  was $0.952 compared with $2.243 in the fiscal 2016 first quarter. Retail demand has remained favorable; however, lower institutional demand for egg products and reduced egg exports have pushed inventory levels higher and created additional pricing pressure.  Based on USDA reports, the laying flock is expected to increase through the end of calendar 2016, creating more supply and the potential for further price declines. Egg prices will likely remain volatile and future prices will depend on levels of supply and the recovery of institutional demand for eggs which was adversely impacted as a result of the 2015 shortages caused by AI.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting and tax purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. They have been a significant and growing segment of the market in recent years. During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals, and our focus for future expansion at our farms will be with environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline that meets our customer’s needs.

For the thirteen weeks ended August 27, 2016, we produced approximately 82% of the total number of shell eggs we sold.  This compares to 78% in the comparable prior year period.  For both periods, approximately 4% of such production was provided by contract producers utilizing their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 60% of our total farm egg production cost for the thirteen weeks ended August 27, 2016.    Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Increased U.S. acreage and large per acre yields for both corn and soybeans in 2016 should provide adequate domestic supplies for both of our primary feed ingredients.  Domestic corn supplies could be particularly robust, although domestic soybean stocks could be negatively impacted by increased exports due to reduced supplies from South America.

As previously disclosed on August 2, 2016, we are in the process of acquiring substantially all of the assets of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company.  The assets to be acquired include commercial egg production and processing facilities with capacity for approximately 1.6 million laying hens and related feed production, milling and distribution facilities in Georgia, Alabama and Florida, as well as contract grower arrangements for an additional 1.5 million laying hens.  In addition, the assets to be acquired include the Egg-Land’s Best, Inc. franchise

Index

with licensing rights for portions of certain markets in Alabama, Florida and Georgia as well as Puerto Rico, Bahamas and Cuba.  We expect to close this transaction in the second quarter of fiscal 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended
	August 27, 2016	August 29, 2015
Net sales	100.0%	100.0%
Cost of sales	104.0	56.9
Gross profit (loss)	(4.0)	43.1
Selling, general, and administrative expense	16.7	7.0
Operating income (loss)	(20.7)	36.1
Other income (expense):
Interest income, net	0.4	0.0
Royalty income	0.2	0.1
Equity in income of affiliates	0.1	0.1
Other	(0.2)	(0.1)
	0.5	0.1

Income (loss) before income taxes and noncontrolling interest	(20.2)	36.2
Income tax expense (benefit)	(7.3)	12.6
Net income (loss) before noncontrolling interest	(12.9)	23.6
Less: Net income (loss) attributable to noncontrolling interest	0.0	0.1
Net income (loss) attributable to Cal-Maine Foods, Inc.	(12.9)%	23.5%

NET SALES

Approximately 98% of our net sales for the first quarter of fiscal 2017 were shell eggs and approximately 2%  were egg products.  Net sales for the thirteen weeks ended August 27, 2016 were $239.8 million, a decrease of $370.1 million, or 60.7%, compared to net sales of $609.9 million for the thirteen weeks ended August 29, 2015, primarily due to the decrease in egg selling prices.  Total dozens of shell eggs sold and egg selling prices decreased for the current thirteen-week period compared to the same period in fiscal 2016.    Dozens sold for the first quarter of fiscal year 2017  were 242.3 million, a decrease of 16.5 million, or 6.4%, compared to 258.8 million for the first quarter of fiscal 2016 resulting in a decrease in net sales of $36.9 million.

Our net average selling price per dozen of shell eggs for the thirteen weeks ended August 27, 2016 was $0.952, compared to $2.243 for the thirteen weeks ended August 29 2015, a decrease of 57.6%, resulting in a corresponding decrease in net shell egg sales of $312.9 million.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues resulted in a decrease in net sales of $20.4 million for the thirteen weeks ended August 27, 2016 compared to the same period of last year.

Index

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended
	August 27, 2016		August 29, 2015
Total net sales	$239,845		$609,895

Non-specialty shell egg sales	$113,504	48.4%	$422,921	72.6%
Specialty shell egg sales	109,312	46.7%	143,953	24.7%
Co-pack specialty shell egg sales	8,455	3.6%	13,999	2.4%
Other	2,997	1.3%	1,785	0.3%
Net shell egg sales	$234,268	100.0%	$582,658	100.0%

Net shell egg sales as a percent of total net sales	98%		96%

Dozens sold:
Non-specialty shell egg	182,730	75.4%	195,352	75.5%
Specialty shell egg	55,399	22.9%	58,035	22.4%
Co-pack specialty shell egg	4,196	1.7%	5,387	2.1%
Total dozens sold	242,325	100.0%	258,774	100.0%

Net average selling price	$ 0.952		$ 2.243

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand.   Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended August 27, 2016, non-specialty shell egg dozens sold decreased approximately 6.5% and the average selling price decreased 70.7% to $0.638 from $2.174 for the same period of the prior year.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continue to make up a larger portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  This was particularly evident in recent quarters as non-specialty egg prices declined more than specialty egg prices.  However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For the thirteen weeks ended August 27, 2016, specialty shell egg dozens sold decreased approximately 4.5% and the average selling price decreased 20.5% to $1.973 from $2.481 for the same period of the prior year.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 4.2 million and 5.4 million dozen for the quarters ended August 27, 2016 and August 29, 2015, respectively,  primarily reflecting the loss of a portion of a major customer’s co-pack business.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other miscellaneous products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the first quarter of fiscal 2017, egg product sales were $5.6 million, a decrease of $21.7 million, or 79.5%, compared to $27.2 million for the same period of 2016. Pounds sold for the first quarter of fiscal year 2017 were 14.4 million pounds, an increase of

Index

253,000 pounds, or 1.8%, compared to 14.1 million pounds for the same quarter of fiscal 2016.  Selling prices for liquid and frozen egg products were down 79.3% for the first quarter of 2017 compared with the same period of last year.

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended
	August 27, 2016	August 29, 2015	Percent Change
Cost of Sales:
Farm production	$142,871	$139,035	2.8%
Processing and packaging	46,302	44,853	3.2%
Outside egg purchases and other (including change in inventory)	55,593	145,074	(61.7)%
Total shell eggs	244,766	328,962	(25.6)%
Egg products	4,299	17,503	(75.4)%
Other	349	359	(2.8)%
Total	$249,414	$346,824	(28.1)%

Farm production cost (per dozen produced)
Feed	$0.431	$0.419	2.9%
Other	0.294	0.271	8.5%
Total	$0.725	$0.690	5.1%

Outside egg purchases (average cost per dozen)	$1.03	$2.27	(54.6)%

Dozen produced	198,782	202,648	(1.9)%
Dozen sold	242,325	258,774	(6.4)%

Cost of sales for the first quarter of fiscal 2017 was $249.4 million, a decrease of $97.4 million, or 28.1%, compared to cost of sales of $346.8 million for the same quarter of fiscal 2016.  The decrease was primarily driven by a decrease in the cost of outside egg purchases during the quarter, including eggs purchased by our egg products divisions.   Feed cost per dozen for the fiscal 2017 first quarter was $0.431, compared to $0.419 per dozen for the comparable fiscal 2016 quarter, an increase of 2.9% resulting in an increase in cost of sales of $2.5 million for the thirteen weeks ended August 27, 2016 compared with the same period of fiscal 2016.  Other farm production cost increased 8.5% to $0.294 for the first quarter of 2017, compared with $0.271 for the same period of last year primarily due to increased facility costs related to capital improvement and conversion projects.

Gross margin decreased from 43.1%  for the first quarter of fiscal 2016 to a loss of 4.0% for the thirteen weeks ended August 27, 2016 primarily due to the decreased average customer selling prices.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	August 27, 2016	August 29, 2015	$ Change	% Change
Stock compensation expense	$848	$700	$148	21.1%
Specialty egg expense	13,057	13,882	(825)	-5.9%
Payroll and overhead	8,438	9,585	(1,147)	-12.0%
Other expenses	5,353	6,602	(1,249)	-18.9%
Delivery expense	12,560	12,194	366	3.0%
Total	$40,256	$42,963	$(2,707)	-6.3%

For the thirteen weeks ended August 27, 2016, selling, general, and administrative expense was $40.3 million, a decrease of 6.3%, compared to $43.0 million for the thirteen weeks ended August  29, 2015.  Specialty egg expense decreased $825,000 compared to the same period of last year, a decrease of 5.9%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which decreased 4.5% for the current quarter compared to the same period of last year.  Payroll and overhead decreased $1.1 million, or 12.0%, compared to the same period of last year primarily due to reduced bonus accruals in the current period and expense related to the vesting of liability awards incurred in the first quarter of fiscal 2016.  As a percentage of net sales, payroll and overhead was 3.5% for the first quarter of fiscal 2017 compared to 1.6% for the same period of last year.

OPERATING INCOME (LOSS)

As a result of the above, operating loss was $49.8 million for the first quarter of fiscal 2017, compared to operating income of $220.1 million for the fiscal 2016 first quarter.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended August 27, 2016 was $1.3 million, an increase of $736,000, compared to $549,000 for the thirteen weeks ended August 29, 2015.  This increase is primarily due to an increase in net interest income partially offset by a decrease in equity income from affiliates for the first quarter of fiscal 2017 compared to the same period of last year.  As a percent of net sales, other income was 0.5% for the thirteen weeks ended August 27, 2016 and 0.1% for the same period of fiscal 2016.

For the first quarter of fiscal 2017, we recorded $1.1 million of interest income compared with $583,000 for the same period of last year.   This increase resulted from higher average invested balances and higher rates of return on available for sale securities. The company recorded interest expense of $387,000 and $825,000, of which $379,000 and $269,000 was capitalized in the first quarters of fiscal 2017 and 2016, respectively.  This reduction resulted from the Company reducing outstanding debt and increasing capitalized interest related to major expansion and renovation projects.

Equity in income of affiliates for the first quarter of fiscal 2017 was $191,000 compared to $730,000 for the same period of last year.  The decrease of $539,000 is primarily due to decreased income from specialty egg sales in our unconsolidated joint ventures.

INCOME TAXES

Pre-tax loss,  less net loss attributable to noncontrolling interest, was $48.5 million for the thirteen weeks ended August 27, 2016, compared to pre-tax income of $219.6 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $17.6 million was recorded, with an effective tax rate of 36.2%, compared to income tax expense of

Index

$76.6 million, with an effective rate of 34.9%, for last year’s comparable period.  Included in prior period income tax expense is the benefit of the domestic production activity deduction.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended August 27, 2016, net loss attributable to noncontrolling interest was $44,000, compared to net income of $1.1 million for the same period of 2016.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended August 27, 2016 was $30.9 million, or $0.64 per basic and diluted share, compared to net income of $143.0 million, or $2.97 per basic and $2.95 per diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 27, 2016 was $498.8 million, compared to $542.8 million at May 28, 2016. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 7.70 at August 27, 2016, compared with 7.50 at May 28, 2016. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at August 27, 2016, including current maturities, amounted to $24.0 million, compared to $25.6 million at May 28, 2016. Refer to Note 9 of our May 28, 2016 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended August 27, 2016, $45.5 million in net cash was used for operating activities, a decrease of $199.6 million, compared to net cash provided by operations of $154.1 million for the comparable period in fiscal 2016.   Decreased gross profit margins resulting from lower egg selling prices contributed greatly to our decrease in cash flow from operations.

For the thirteen weeks ended August 27, 2016,  approximately $92.8 million was provided from the sale of short-term investments and  $9.0 million was used to purchase short-term investments, compared to $80.7 million in sales and $43.9 million in purchases in the first quarter of fiscal 2016.  We invested  $5.5 million in our previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $23.9 million was used to purchase property, plant and equipment, including construction projects discussed in detail below, compared to $15.3 million in the first quarter of fiscal 2016.  We paid dividends of $15.4 million in the first quarter of fiscal 2016 and none in the first quarter of fiscal 2017.  As of August 27, 2016, cash increased approximately $8.6 million since May 28, 2016 compared to $60.7 million during the first quarter of fiscal 2016.

Index

To accommodate the previously discussed increase in customers committing to cage-free eggs over time, future expansions at our farms will be with environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline that meets our customer’s needs.  The following table represents material construction projects approved as of September 23, 2016:

Project	Location	Projected Completion	Projected Cost	Spent as of August 27, 2016	Remaining Projected Cost
Breeder Pullet Houses	Edwards, MS	August 2016	$2,461	$2,136	$325
Warehouse	Luling, TX	August 2016	2,343	2,318	25
Cage-Free Layer & Pullet Houses	South Texas	October 2016	49,586	48,604	982
Cage-Free Layer Houses	South Texas	October 2016	4,033	2,088	1,945
Cooler & Dry Storage Expansion	Bethune, SC	October 2016	1,529	1,081	448
Organic Facility Expansion	Chase, KS	October 2016	18,550	18,261	289
Conventional/Cage-Free Layer Houses	Green Forest, AR	January 2017	8,146	4,916	3,230
Distribution Center Remodel	Louisburg, NC	February 2017	2,955	184	2,771
Conventional/Cage-Free Layer House with Pullets	South Texas	February 2017	11,353	7,139	4,214
Cage-Free Layer Houses	Lake City, FL	March 2017	8,144	3,020	5,124
Cage-Free Layer Houses	South Texas	March 2017	4,063	536	3,527
California Compliant/Cage Free Layer House Expansions	Delta, UT	April 2017	10,696	9,179	1,517
Conventional/Cage-Free Layer House with Pullets	Guthrie, KY	May 2017	13,252	3,838	9,414
Refurbish Layer Houses Cage Free	Shady Dale, GA	May 2017	4,864	846	4,018
			$141,975	$104,146	$37,829

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV during fiscal 2017.  As of September 23, 2016, we have contributed $39.5 million to the joint venture and we estimate we will make additional contributions of approximately $9.0 million to fund our share of the remaining construction and startup costs.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 27, 2016, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

We believe our current cash balances, investments, borrowings, and cash flows from operations will be sufficient to fund our current and projected capital needs for at least the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended May 28, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 27, 2016 at the reasonable assurance level.

Index

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended May 28, 2016, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

Index

On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of the entire case or, in the alternative, dismissal of portions of the case.  On July 2, 2015, the indirect purchaser plaintiffs filed motions for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal and state antitrust laws. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against the United Egg Producers (UEP) animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers (an industry cooperative of which the Company is a member) may invoke the defense at trial but that UEP (another industry cooperative of which the Company is a member) cannot. The Capper-Volstead defense is a defense pursuant to the Capper-Volstead Act (the Co-operative Marketing Associations Act), enacted by Congress in 1922, which gives certain associations of farmers certain exemptions from antitrust laws.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice.  On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against the UEP animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages on purchases of eggs from non-defendants and cannot recover any relief on eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers may invoke the defense at trial but that UEP cannot.

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

Five of the original six non-class cases remain pending against the Company. The principal plaintiffs in these cases are: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company.  In four of these remaining non-class cases, the plaintiffs seek treble damages and injunctive relief under the Sherman Act.  In one of those four cases, the plaintiffs purchased only egg products, and as noted above, the Court dismissed with prejudice all claims arising from the purchase of egg products. The Company does not know whether those plaintiffs will appeal that ruling. In the fifth remaining non-class case, the plaintiff seeks treble damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

Index

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, summary judgment, and scheduling.  The Court has also denied all four motions that the plaintiffs filed to exclude testimony from certain expert witnesses retained by the defendants. The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases).

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

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended May 28, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our first quarter 2017 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
05/29/16 to 06/25/16	-	$ -	-	-
06/26/16 to 07/23/16	646	44.59	-	-
07/24/16 to 08/27/16	274	43.39	-	-
	920	$ 44.23	-	-

(1)	As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock 23

Index

ITEM 6. EXHIBITS

a.	Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 26, 2016 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 26, 2016)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CAL-MAINE FOODS, INC.

    (Registrant)

Date: September 26, 2016	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)

Date: September 26, 2016	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)