Form 10-Q
period 2016-11-26
CAL-MAINE FOODS INC
filed 2016-12-22
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2016

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

Yes ☐    No ☑

There were  43,729,753 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of December 21, 2016.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED NOVEMBER 26, 2016

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 26, 2016	May 28, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,491	$29,046
Investment securities available-for-sale	180,410	360,499
Trade and other receivables (less allowance for doubtful accounts of
$564 and $727 at November 26, 2016 and May 28, 2016, respectively)	81,718	67,448
Income tax receivable	39,932	11,830
Inventories	162,291	154,799
Prepaid expenses and other current assets	2,885	2,661
Total current assets	484,727	626,283
Property, plant and equipment, net	448,547	392,274
Goodwill	32,492	29,196
Other investments	63,894	53,975
Other intangible assets, net	28,159	4,958
Other assets	4,824	5,079
TOTAL ASSETS	$1,062,643	$1,111,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,005	$67,131
Current maturities of long-term debt	15,510	16,320
Total current liabilities	82,515	83,451
Long-term debt, less current maturities	7,000	9,250
Other noncurrent liabilities	8,111	6,321
Deferred income taxes	100,100	95,382
Total liabilities	197,726	194,404

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at November 26, 2016 and May 28, 2016, respectively
43,730 and 43,737 shares outstanding at November 26, 2016 and May 28, 2016, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at November 26, 2016 and May 28, 2016, respectively	48	48
Paid-in capital	48,065	46,404
Retained earnings	836,552	890,440
Accumulated other comprehensive loss, net of tax	(69)	(48)
Common stock in treasury at cost – 26,531 and 26,524 shares at November 26, 2016
and May 28, 2016, respectively	(22,336)	(22,272)
Total Cal-Maine Foods, Inc. stockholders’ equity	862,963	915,275
Noncontrolling interest in consolidated entities	1,954	2,086
Total stockholders’ equity	864,917	917,361
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,643	$1,111,765
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	$253,544	$545,975	$493,389	$1,155,870
Cost of sales	249,596	334,378	499,010	681,202
Gross profit (loss)	3,948	211,597	(5,621)	474,668
Selling, general, and administrative expense	41,991	45,438	82,247	88,401
Operating income (loss)	(38,043)	166,159	(87,868)	386,267
Other income (expense):
Interest income, net	781	616	1,872	643
Royalty income	324	298	730	905
Equity in income of affiliates	645	1,302	836	2,031
Other, net	(475)	(366)	(878)	(1,180)
Total other income (expense)	1,275	1,850	2,560	2,399

Income (loss) before income taxes and noncontrolling interest	(36,768)	168,009	(85,308)	388,666
Income tax expense (benefit)	(13,801)	58,099	(31,361)	134,666
Net income (loss) before noncontrolling interest	(22,967)	109,910	(53,947)	254,000
Less: Net income (loss) attributable to noncontrolling interest	43	680	(1)	1,747
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(23,010)	$109,230	$(53,946)	$252,253

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.48)	$2.27	$(1.12)	$5.24
Diluted	$(0.48)	$2.26	$(1.12)	$5.22
Dividends per common share	$—	$0.751	$—	$1.734
Weighted average shares outstanding:
Basic	48,250	48,164	48,249	48,164
Diluted	48,250	48,361	48,249	48,354

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net income (loss), including noncontrolling interests	$(22,967)	$109,910	$(53,947)	$254,000

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(536)	(158)	(34)	(458)

Income tax benefit related to items of other comprehensive income	204	60	13	180

Other comprehensive loss, net of tax	(332)	(98)	(21)	(278)

Comprehensive income (loss)	(23,299)	109,812	(53,968)	253,722

Less: comprehensive income (loss) attributable to the noncontrolling interest	43	680	(1)	1,747

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$(23,342)	$109,132	$(53,967)	$251,975

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 26, 2016	November 28, 2015
Operating activities:
Net income (loss) including noncontrolling interest	$(53,947)	$254,000
Depreciation and amortization	22,975	22,107
Other adjustments, net	(39,217)	24,345
Net cash provided by (used in) operations	(70,189)	300,452

Investing activities:
Purchase of investments	(13,324)	(260,242)
Sales of investments	193,280	104,503
Acquisition of business	(68,643)	—
Investment in joint ventures	(10,750)	(19,709)
Purchases of property, plant and equipment	(40,649)	(34,028)
Payments received on notes receivable and from affiliates	1,750	853
Net proceeds from disposal of property, plant and equipment	163	219
Net cash provided by (used in) investing activities	61,827	(208,404)

Financing activities:
Purchase of common stock by treasury	(60)	(62)
Distributions to noncontrolling interests	(73)	(459)
Principal payments on long-term debt	(3,060)	(22,090)
Payments of dividends	—	(63,074)
Net cash used in financing activities	(3,193)	(85,685)
Net change in cash and cash equivalents	(11,555)	6,363

Cash and cash equivalents at beginning of period	29,046	8,667
Cash and cash equivalents at end of period	$17,491	$15,030

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 26, 2016
(unaudited)
1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six ended November 26, 2016 are not necessarily indicative of the results that may be expected for the year ending June 3, 2017.

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

2.   Acquisitions

On October 16, 2016, the Company acquired substantially all of the egg production assets and assumed certain liabilities of Foodonics International, Inc. ("Foodonics") and its related entities doing business as Dixie Egg Company for $68.6 million of cash and $3.0 million of deferred purchase price. The acquired assets include commercial egg production and processing facilities with capacity for 1.6 million laying hens, contract grower arrangements for an additional 1.5 million laying hens, and related feed production, milling and distribution facilities in Georgia, Alabama, and Florida. The Company also acquired Foodonics' interest in American Egg Products, LLC ("AEP") and the Egg-Land's Best franchise with licensing rights for portions of certain markets in Alabama, Florida, and Georgia as well as Puerto Rico, Bahamas and Cuba. The Company now owns 100% of AEP. The operations of the acquisition are included in the accompanying financial statements as of October 16, 2016, the effective date of the transaction.

Pending the finalization of the Company's valuation, the following table presents the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$7,669
Property, plant and equipment	38,683
Intangible assets	24,000
Liabilities assumed	(2,005)
Total identifiable net assets	68,347
Goodwill	3,296
Purchase price	71,643
Deferred purchase price	(3,000)
Cash consideration paid	$68,643

These fair value measurements were primarily based on significant inputs that are not observable in the markets.  The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent

Index

economic utility, was utilized for certain property, plant and equipment of Foodonics.  The cost to replace given assets reflects the estimated reproduction or replacement cost of the asset, less an allowance for loss in value due to depreciation.  The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for inventory and the Egg-Land's Best franchise of Foodonics.  The franchise fees will be amortized over a period of 15 years. Goodwill on business combination recognizes the difference in the fair value of the assets acquired and liabilities assumed, net of the acquisition price. Goodwill associated with the acquisition is tax deductible over a 15 years period.

Pro-forma information, which is usually presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been completed as of an earlier time, was not material to the Company's Condensed Consolidated Financial Statements.

3.   Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended November 26, 2016 and November 28, 2015 was $1.7 million and $1.5 million, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at November 26, 2016 was $3.9 million and will be recorded over a weighted average period of 1.8 years.  Refer to Note 11 of our May 28, 2016 audited financial statements for further information on our stock compensation plans.

At November 26, 2016, there were 279,050 restricted shares outstanding, with a weighted average grant date fair value of $35.99 per share.    A summary of the Company’s restricted share activity for the  twenty-six weeks ended November 26, 2016 follows:

໿

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 28, 2016	288,900	$35.97
Vested	(4,548)	30.23
Forfeited	(5,302)	39.64
Outstanding, November 26, 2016	279,050	$35.99

Index

4.   Inventories

Inventories consisted of the following (in thousands):

	November 26, 2016	May 28, 2016
Flocks	$101,413	$94,312
Eggs	12,227	11,519
Feed and supplies	48,651	48,968
	$162,291	$154,799

We grow and maintain flocks of layers (mature female chickens), pullets (young female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to be hatched for egg production flocks). Our total flock at November 26, 2016, consisted of approximately 9.6 million pullets and breeders and 38.1 million layers.

5.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $3.7 million at November 26, 2016.  These LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies. The LOCs are not recorded as a liability on the consolidated balance sheets.

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

Index

6.   Net Income per Common Share

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen and twenty-six weeks ended November 26, 2016, restricted shares in the amount of 155,285 and 147,753, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(23,010)	$109,230	$(53,946)	$252,253

Basic weighted-average common shares	48,250	48,164	48,249	48,164
Effect of dilutive securities:
Restricted shares	—	197	—	190
Dilutive potential common shares	48,250	48,361	48,249	48,354

Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$(0.48)	$2.27	$(1.12)	$5.24
Diluted	$(0.48)	$2.26	$(1.12)	$5.22

7.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At November 26, 2016, cumulative losses that must be recovered prior to paying a dividend were $54.3 million.    When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

Index

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$(23,010)	$109,230	$(53,946)	$252,253

1/3 of net income attributable to Cal-Maine Foods, Inc.	—	36,410	—	84,084

Common stock outstanding (shares)	43,730	43,695
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,530	48,495

Dividends per common share*	$—	$0.751	$—	$1.734

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

	November 26, 2016		May 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.4% Notes payable	$22,510	$22,568	$25,570	$25,824
	$22,510	$22,568	$25,570	$25,824

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of November 26, 2016 and May 28, 2016 (in thousands):
໿

				Total
November 26, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$17,248	—	$17,248
Municipal bonds	—	57,050	—	57,050
Corporate bonds	—	98,251	—	98,251
Foreign government obligations	—	2,019	—	2,019
Asset backed securities	—	5,842	—	5,842
Mutual funds	2,028	—	—	2,028
Total assets measured at fair value	$2,028	$180,410	—	$182,438
໿

				Total
May 28, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$18,814	$—	$18,814
Municipal bonds	—	79,643	—	79,643
Corporate bonds	—	240,537	—	240,537
Foreign government obligations	—	2,046	—	2,046
Asset backed securities	—	15,893	—	15,893
Mutual funds	5,503	—	—	5,503
Total assets measured at fair value	$5,503	$356,933	$—	$362,436

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

໿
໿
9.   Investment Securities

The following represents the Company’s investment securities as of November 26, 2016 and May 28, 2016 (in thousands):

November 26, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$17,296	$—	$48	$17,248
Municipal bonds	56,960	90	—	57,050
Corporate bonds	98,318	—	67	98,251
Foreign government obligations	2,021	—	2	2,019
Asset backed securities	5,841	1	—	5,842
Total current investment securities	$180,436	$91	$117	$180,410

Mutual funds	1,448	580	—	2,028
Total noncurrent investment securities	$1,448	$580		$2,028

Index

May 28, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$18,809	$5	$—	$18,814
Municipal bonds	79,481	162	—	79,643
Corporate bonds	240,593	—	56	240,537
Foreign government obligations	2,044	2	—	2,046
Asset backed securities	15,908	—	15	15,893
Mutual funds	3,565	1	—	3,566
Total current investment securities	$360,400	$170	$71	$360,499

Mutual funds	1,448	489	—	1,937
Total noncurrent investment securities	$1,448	$489		$1,937

Proceeds from sales of available-for-sale securities were $193.3 million and $104.5 million during the twenty-six weeks ended November 26, 2016 and November 28, 2015, respectively. Gross realized gains on those sales during the twenty-six weeks ended ended November 26, 2016 and November 28, 2015 were $221,000 and $18,000, respectively.  Gross realized losses on those sales during the twenty-six weeks ended November 26, 2016 and November 28, 2015 were $6,000 and $36,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses, net of tax, on current investment securities in the amount of  $78,000  were recorded for the twenty-six weeks ended November 26, 2016 compared with unrealized holding losses, net of tax, of $267,000 for the same period of fiscal 2016. Unrealized holding gains, net of tax, on noncurrent investment securities of $57,000 were recorded for the twenty-six weeks ended November 26, 2016 compared with unrealized holding losses, net of tax, of $11,000 for the same period of fiscal 2016.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at November 26, 2016, are as follows (in thousands):

Estimated Fair Value
Within one year	$91,976
1-5 years	88,434
Total	$180,410

໿

Index

10.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended November 26, 2016:
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at May 28, 2016	$703	$48	$(22,272)	$46,404	$(48)	$890,440	$2,086	$917,361
Other comprehensive loss, net of tax	—	—	—	—	(21)	—	—	(21)
Forfeiture of restricted stock	—	—	(4)	4	—	—	—	—
Buyback of 1,426 shares to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(60)	—	—	—	—	(60)
Distribution to noncontrolling interest partners	—	—	—	—	—	—	(73)	(73)
Restricted stock compensation	—	—	—	1,657	—	—	—	1,657
Reclass of equity portion of American Egg Products in connection with acquisition, see Note 2	—	—	—	—	—	58	(58)	—
Net income	—	—	—	—	—	(53,946)	(1)	(53,947)
Balance at November 26, 2016	$703	$48	$(22,336)	$48,065	$(69)	$836,552	$1,954	$864,917

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

Index

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

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  During April through June 2015, the supply of laying hens decreased substantially, and then began to recover gradually. As of November 1, 2016, the national laying hen flock according to the U.S. Department of Agriculture was approximately 8.0% higher than the AI reduced flock on November 1, 2015, but remained 1.7% below the number of layers on November 1, 2014.  Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The Urner Barry price index hit a decade-low level during our fiscal 2016 fourth quarter. During our first quarter of fiscal 2017 it increased slightly, but remained at significantly lower levels than the corresponding period of last year.  During our fiscal 2017 second quarter, it returned to and dropped below the low levels seen during the fiscal 2016 fourth quarter. Accordingly, our net average selling prices for eggs for the second quarter and year to date periods of fiscal 2017 were $0.971 and $0.962 compared with $1.970 and $2.105 for the corresponding periods of fiscal 2016, respectively. Retail demand has remained favorable; however, lower institutional demand for egg products and reduced egg exports have pushed inventory levels higher and created additional pricing pressure.  Subsequent to the end of our second quarter, egg prices have risen sharply; however, egg prices will likely remain volatile and future prices will depend on levels of supply and the recovery of institutional demand for eggs which was adversely impacted as a result of the 2015 shortages caused by AI.

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

For the thirteen weeks ended November 26, 2016, we produced approximately 84% of the total number of shell eggs we sold.  This compares to 77% in the comparable prior year period.  For the thirteen weeks ended November 26, 2016, approximately 7% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us compared to 4% for the same period of last year. We own the shell eggs produced under these arrangements.

Index

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 57% and 58%, respectively, of our total farm egg production cost for the thirteen and twenty-six weeks ended November 26, 2016. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Increased U.S. acreage and large per acre yields for both corn and soybeans in 2016 should provide adequate domestic supplies for both of our primary feed ingredients.  Domestic corn supplies could be particularly robust, although domestic soybean stocks could be negatively impacted by increased exports due to reduced supplies from South America.

During the second quarter of fiscal 2017, the Company acquired substantially all of the egg production assets of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company for $68.6 million of cash and $3.0 million of deferred purchase price. The acquired assets include commercial egg production and processing facilities with capacity for 1.6 million laying hens, contract grower arrangements for an additional 1.5 million laying hens, and related feed production, milling and distribution facilities in Georgia, Alabama, and Florida. The Company also acquired Foodonics' interest in American Egg Products, LLC ("AEP") and the Egg-Land's Best franchise with licensing rights for portions of certain markets in Alabama, Florida, and Georgia as well as Puerto Rico, Bahamas and Cuba. The Company now owns 100% of AEP. The operations of the acquisition are included in the accompanying financial statements as of October 16, 2016, the effective date of the transaction.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	13 Weeks Ended		26 Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	98.4%	61.2%	101.1%	58.9%
Gross profit (loss)	1.6%	38.8%	(1.1)%	41.1%
Selling, general, and administrative expense	16.6%	8.3%	16.7%	7.6%
Operating income (loss)	(15.0)%	30.5%	(17.8)%	33.5%
Other income (expense), net	0.5%	0.3%	0.5%	0.2%
Income (loss) before income taxes and noncontrolling interest	(15.5)%	30.2%	(18.3)%	33.3%
Income tax expense (benefit)	(5.4)%	10.6%	(6.4)%	11.7%
Net income (loss) before noncontrolling interest	(10.1)%	19.6%	(11.9)%	21.6%
Less: Net income (loss) attributable to noncontrolling interest	—%	0.1%	—%	0.2%
Net income (loss) attributable to Cal-Maine Foods, Inc.	(10.1)%	19.5%	(11.9)%	21.4%

NET SALES

Approximately 98% of our net sales for the quarter ended November 26, 2016 were shell eggs and approximately 2% were egg products.  Net sales for the thirteen weeks ended November 26, 2016 were $253.5 million, a decrease of $292.5 million, or 53.6%, compared to net sales of $546.0 million for the thirteen weeks ended November 28, 2015, primarily due to the decrease in egg selling prices.  Total dozens of shell eggs sold and egg selling prices decreased for the current thirteen-week period compared to the same period in fiscal 2016.    Dozens sold for the second quarter of fiscal year 2017  were 252.2 million, a decrease of 12.0 million, or 4.5%, compared to 264.2 million for the second quarter of fiscal 2016 resulting in a decrease in net sales of $11.6 million.

Our net average selling price per dozen of shell eggs for the thirteen weeks ended November 26, 2016 was $0.971, compared to $1.970 for the thirteen weeks ended November 28, 2015, a decrease of 50.7%, resulting in a corresponding

Index

decrease in net shell egg sales of $263.9 million.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues resulted in decreased net sales of $16.3 million for the thirteen weeks ended November 26, 2016 compared to the same period of last year.

For the twenty-six weeks ended November 26, 2016, approximately 98% of our net sales were shell eggs and approximately 2% were egg products. Net sales for the twenty-six weeks ended November 26, 2016 were $493.4 million a decrease of $662.5 million, or 57.3%, compared to $1,155.9 million for the twenty-six weeks ended November 28, 2015. Total dozens of shell eggs sold and egg selling prices decreased for the current twenty-six week period compared to the same period in fiscal 2016. Dozens sold for the twenty-six weeks ended November 26, 2016 were 494.5 million, a decrease of 28.4 million, or 5.4%, compared to 522.9 million for the same period of fiscal 2016 resulting in a decrease in net sales of $27.4 million.

For the twenty-six weeks ended November 26, 2016, our net average selling price per dozen of shell eggs was $0.962 compared to $2.105 for the same period of fiscal 2016, a decrease of 54.3%, resulting in a corresponding decrease in net shell egg sales of $597.7 million.

Egg products and other revenues resulted in decreased net sales of $37.9 million for the twenty-six weeks ended November 26, 2016 compared to the same period of fiscal 2016.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
	November 26, 2016		November 28, 2015		November 26, 2016		November 28, 2015
Total net sales	$253,544		$545,975		$493,389		$1,155,870

Non-specialty shell egg sales	$123,008	49.8%	$369,878	70.7%	$236,512	49.1%	$792,769	71.7%
Specialty shell egg sales	113,224	45.8%	136,791	26.1%	222,536	46.2%	280,744	25.4%
Co-pack specialty shell egg sales	8,514	3.4%	14,246	2.7%	16,969	3.5%	28,245	2.5%
Other	2,485	1.0%	2,515	0.5%	5,482	1.2%	4,301	0.4%
Net shell egg sales	$247,231	100.0%	$523,430	100.0%	$481,499	100.0%	$1,106,059	100.0%

Net shell egg sales as a percent of total net sales	98%		96%		98%		96%

Dozens sold:
Non-specialty shell egg	191,383	75.9%	199,186	75.4%	374,113	75.7%	394,538	75.5%
Specialty shell egg	56,540	22.4%	59,269	22.4%	111,939	22.6%	117,304	22.4%
Co-pack specialty shell egg	4,254	1.7%	5,717	2.2%	8,449	1.7%	11,104	2.1%
Total dozens sold	252,177	100.0%	264,172	100.0%	494,501	100%	522,946	100.0%

Net average selling price	$0.971		$1.970		$0.962		$2.105

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand.   Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended November 26, 2016, non-specialty shell egg dozens sold decreased approximately 3.9% and the average selling price decreased 64.9% to $0.656 from $1.870 for the same period of the prior year. For the twenty-six weeks ended November 26, 2016, non-specialty shell egg dozens sold decreased approximately 5.2% and the average selling price decreased 68.0% to $0.647 from $2.020 for the same period of fiscal 2016.

Index

Specialty shell eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  This was particularly evident in recent quarters as non-specialty egg prices declined more than specialty egg prices.  However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For the thirteen weeks ended November 26, 2016, specialty shell egg dozens sold decreased approximately 4.6% and the average selling price decreased 13.2% to $2.003 from $2.308 for the same period of the prior year. For the twenty-six weeks ended November 26, 2016, specialty shell egg dozens sold decreased 4.6% and the average selling price decreased 16.9% to $1.988 from $2.393 for the same period of fiscal 2016.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 4.3 million and 5.7 million dozen for the quarters ended November 26, 2016 and November 28, 2015, respectively,  primarily reflecting the loss of a portion of a major customer’s co-pack business.  Co-pack specialty shell eggs sold during the twenty-six weeks ended November 26, 2016 and November 28, 2015, were 8.4 million and 11.1 million, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and/or other miscellaneous products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the second quarter of fiscal 2017, egg product sales were $6.3 million, a decrease of $16.3 million, or 72.0%, compared to $22.6 million for the same period of fiscal 2016. Pounds sold for the second quarter of fiscal year 2017 were 16.6 million pounds, an increase of 1.9 million pounds, or 12.4%, compared to 14.7 million pounds for the same quarter of fiscal 2016.  For the twenty-six weeks ended November 26, 2016, egg product sales were $11.9 million, a decrease of $37.9 million, or 76.1%, compared to $49.8 million for the same period of 2016. Pounds sold for the twenty-six weeks ended November 26, 2016 were 30.9 million, an increase of 2.1 million, or 7.2%, compared to 28.9 million for the same period of fiscal 2016. Selling prices for liquid and frozen egg products were down 77.4% for the year to date period of fiscal 2017 compared with the same period of last year.

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
໿
໿
໿
໿

	13 Weeks Ended			26 Weeks Ended
	November 26, 2016	November 28, 2015	Percent Change	November 26, 2016	November 28, 2015	Percent Change
Cost of Sales:
Farm production	$144,581	$140,817	2.7%	287,452	279,852	2.7%
Processing, packaging, and warehouse	47,988	46,197	3.9%	94,291	91,050	3.6%
Outside egg purchases and other (including change in inventory)	52,432	131,775	(60.2)%	108,026	276,849	(61.0)%
Total shell eggs	245,001	318,789	(23.1)%	489,769	647,751	(24.4)%
Egg products	4,434	15,452	(71.3)%	8,732	32,955	(73.5)%
Other	160	137	16.8%	509	496	2.6%
Total	$249,595	$334,378	(25.4)%	$499,010	$681,202	(26.7)%

Farm production cost (per dozen produced)
Feed	$0.394	$0.427	(7.7)%	$0.412	$0.423	(2.6)%
Other	0.294	0.262	12.2%	$0.294	$0.271	8.5%
Total	$0.688	$0.689	(0.1)%	$0.706	$0.694	1.7%

Outside egg purchases (average cost per dozen)	$0.98	$1.97	(50.3)%	$1.01	$2.12	(52.4)%

Dozen produced	211,971	204,423	3.7%	410,753	407,071	0.9%
Dozen sold	252,177	264,172	(4.5)%	494,501	522,946	(5.4)%

Cost of sales for the second quarter of fiscal 2017 was $249.6 million, a decrease of $84.8 million, or 25.4%, compared to cost of sales of $334.4 million for the same quarter of fiscal 2016.  The decrease was primarily driven by a decrease in the cost of outside egg purchases during the quarter, including eggs purchased by our egg products divisions.   Feed cost per dozen for the fiscal 2017 second quarter was $0.394, compared to $0.427 per dozen for the comparable fiscal 2016 quarter, a decrease of 7.7% resulting in a decrease in cost of sales of $7.0 million for the thirteen weeks ended November 26, 2016 compared with the same period of fiscal 2016.  Other farm production cost increased 12.2% to $0.294 for the second quarter of 2017, compared with $0.262 for the same period of last year primarily due to increased amortization expense and facility costs related to capital improvement and conversion projects.

For the twenty-six weeks ended November 26, 2016, total cost of sales was $499.0 million, a decrease of $182.2 million , or 26.7% , from $681.2 million for the same period of fiscal 2016. Similar to the thirteen week period, the decrease was driven by a decrease in the cost of outside egg purchases during the period, including eggs purchased by our egg products divisions. Feed cost per dozen for twenty-six weeks ended November 26, 2016, was $0.412, compared to $0.423 per dozen for the comparable period of fiscal 2016, a decrease of 2.6%, resulting in a decrease in cost of sales of $4.5 million for the comparable periods. Other farm production cost increased 8.5% to $0.294 for the twenty-six weeks ended November 26, 2016, compared to $0.271 for the same period of last year primarily due to increased amortization expense and facility costs related to capital improvement and conversion projects.

Gross margin decreased from 38.8%  for the second quarter of fiscal 2016 to 1.6% for the thirteen weeks ended November 26, 2016 primarily due to the decreased average customer selling prices.  For the twenty-six weeks ended November 26, 2016, gross loss was 1.1% compared to gross profit of 41.1% for the same period of fiscal 2016, also primarily due to the decreased average customer selling prices.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	November 26, 2016	November 28, 2015	$ Change	% Change
Stock compensation expense	$808	$745	$63	8.5%
Specialty egg expense	13,773	16,187	(2,414)	(14.9)%
Payroll and overhead	8,723	10,097	(1,374)	(13.6)%
Other expenses	5,551	5,700	(149)	(2.6)%
Delivery expense	13,136	12,709	427	3.4%
Total	$41,991	$45,438	$(3,447)	(7.6)%

For the thirteen weeks ended November 26, 2016, selling, general, and administrative expense was $42.0 million, a decrease of 7.6%, compared to $45.4 million for the thirteen weeks ended November 28, 2015.  Specialty egg expense decreased $2.4 million compared to the same period of last year, a decrease of 14.9%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which decreased 4.6% for the current quarter compared to the same period of last year.  Franchise fees and advertising, which are components of specialty egg expense, decreased 9.4% and 18.4%, respectively, compared to higher than normal amounts in fiscal 2016. Payroll and overhead decreased $1.4 million, or 13.6%, compared to the same period of last year primarily due to reduced bonus accruals in the current period.  As a percentage of net sales, payroll and overhead was 3.4% for the second quarter of fiscal 2017 compared to 1.8% for the same period of last year.

	26 Weeks Ended
	November 26, 2016	November 28, 2015	$ Change	% Change
Stock compensation expense	$1,656	$1,444	$212	14.7%
Specialty egg expense	26,829	30,069	(3,240)	(10.8)%
Payroll and overhead	17,162	19,683	(2,521)	(12.8)%
Other expenses	10,904	12,302	(1,398)	(11.4)%
Delivery expense	25,696	24,903	793	3.2%
Total	$82,247	$88,401	$(6,154)	(7.0)%

໿
For the twenty-six weeks ended November 26, 2016 , selling, general, and administrative expenses was $82.2 million, a decrease of 7.0%, compared to $88.4 million for the twenty-six weeks ended November 28, 2015. Specialty egg expense decreased $3.2 million compared to the same period of last year, a decrease of 10.8%. Specialty egg expense typcially fluctuates with specialty egg dozens sold, which decreased 4.6% for the twenty-six weeks ended November 26, 2016 compared the same period of last year. Franchise fees and advertising, which are components of specialty egg expense, decreased 11.4% and 6.5%, respectively, compared to higher than normal amounts in fiscal 2016. Payroll and overhead decreased $2.5 million, or 12.8%, compared to the same period of last year primarily due to reduced bonus accruals in the current period and reduced expense related to the vesting of liability awards incurred in the first quarter of fiscal 2016. As a percentage of net sales, payroll and overhead was 3.5% for the twenty-six weeks ended November 26, 2016 compared to 1.7% for the same period of last year. Other expenses decreased $1.4 million, or 11.4%, for the twenty-six weeks ended November 26, 2016 compared with the same period of fiscal 2016, primarily due to decreased legal fees and reduction in intangible asset amortization expense related to fully amortized customer relationships and Egg-Land's Best franchises.

OPERATING INCOME (LOSS)

As a result of the above, operating loss was $38.0 million for the second quarter of fiscal 2017, compared to operating income of $166.2 million for the fiscal 2016 second quarter.

Index

For the twenty-six weeks ended November 26, 2016, operating loss was $87.9 million compared to operating income of $386.3 million for the same period of last year.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.  Other income for the thirteen weeks ended November 26, 2016 was $1.3 million, a decrease of of $575,000, compared to $1.9 million for the thirteen weeks ended November 28, 2015.  This decrease is primarily due to a decrease in equity income from affiliates in the second quarter of fiscal 2017 compared to the same period of last year. As a percent of net sales, other income was 0.5% for the thirteen weeks ended November 26, 2016 and 0.3% for the same period of fiscal 2016.

For the second quarter of fiscal 2017, we recorded $781,000 of interest income compared with $1.2 million for the same period of last year.   This decrease resulted from lower average invested balances partially offset by higher average interest rates earned on investments. The Company recorded interest expense of $370,000 and $724,000, of which $370,000 and $186,000 was capitalized in the second quarters of fiscal 2017 and 2016, respectively.  These changes resulted from the Company reducing outstanding debt and increasing capitalized interest related to major expansion and renovation projects.

Equity in income of affiliates for the second quarter of fiscal 2017 was $645,000 compared to $1.3 million for the same period of last year.  The decrease of $657,000 is primarily due to increased costs as our Red River joint venture nears completion as well as decreased income from specialty egg sales in our other unconsolidated joint ventures.

Total other income (expense) for the twenty-six weeks ended November 26, 2016, was $2.6 million, an increase of $200,000, compared to $2.4 million for the same period of last year. This decrease is primarily due to a decrease in equity income from affiliates offset by an increase in interest income in the current year. As a percentage of net sales, other income was 0.5% for the twenty-six weeks ended November 26, 2016 compared to 0.2% for the same period of last year.

The Company recorded interest income of $1.9 million for the twenty-six weeks ended November 26, 2016, compared to $1.6 million for the same period of last year. We recorded interest expense of $757,000 and $1.4 million, of which $749,000 and $454,000 was capitalized in the year to date period of fiscal 2017 and 2016, respectively. These changes resulted from the Company reducing outstanding debt and increasing capitalized interest related to major expansion and renovation projects.

Equity in income of affiliates for the twenty-six weeks ended November 26, 2016, was $836,000, a decrease of $1.2 million, from $2.0 million for the same period of fiscal 2016. This decrease is primarily due to increased costs as our Red River joint venture nears completion as well as decreased income from specialty egg sales in our other unconsolidated joint ventures.

INCOME TAXES

Pre-tax loss,  less net loss attributable to noncontrolling interest, was $36.8 million for the thirteen weeks ended November 26, 2016, compared to pre-tax income of $167.3 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $13.8 million was recorded, with an effective tax rate of 37.5%, compared to income tax expense of $58.1 million, with an effective rate of 34.7%, for last year’s comparable period.

For the twenty-six weeks ended November 26, 2016, pre-tax losss, less net loss attributable to noncontrolling interest was $85.3 million compared to net income of $386.9 million. For the current twenty-six week period we recognized income tax benefit of $31.4 million, with an effective tax rate of 36.8%, compared to income tax expense of $134.7 million, with an effective tax rate of 34.8% for the same period of last year.

Index

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended November 26, 2016 and November 28, 2015, net income attributable to noncontrolling interest was $43,000 and $680,000, respectively.

For the twenty-six weeks ended November 26, 2016, net loss attributable to noncontrolling interest was $1,000 compared to net income of $1.7 million for the same period of fiscal 2016.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended November 26, 2016 was $23.0 million, or $0.48 per basic and diluted share, compared to net income of $109.2 million, or $2.27 per basic and $2.26 per diluted share for the same period last year.

For the twenty-six weeks ended November 26, 2016, net loss was $53.9 million, or $1.12 per basic and diluted share, compared to net income of $252.3 million, or $5.24 per basic and $5.22 per diluted share for the same period of last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 26, 2016 was $402.2 million, compared to $542.8 million at May 28, 2016. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.87 at November 26, 2016, compared with 7.50 at May 28, 2016. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at November 26, 2016, including current maturities, amounted to $22.5 million, compared to $25.6 million at May 28, 2016. Refer to Note 9 of our May 28, 2016 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended November 26, 2016, $70.2 million in net cash was used in operating activities, a decrease of $370.6 million, compared to net cash provided by operations of $300.5 million for the comparable period in fiscal 2016.   Decreased gross profit margins resulting from lower egg selling prices contributed greatly to our decrease in cash flow from operations.

For the twenty-six weeks ended November 26, 2016,  approximately $193.3 million was provided from the sale of short-term investments and $13.3 million was used to purchase short-term investments, compared to $104.5 million in sales and $260.2 million in purchases in the second quarter of fiscal 2016.  We used $68.6 million for the previously discussed acquisition of the assets of Foodonics. We invested an additional $10.8 million in our previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $40.6 million was used to purchase property, plant and equipment, including construction projects discussed in detail below, compared to $34.0 million in the twenty-six weeks ended November 28, 2015 .  We paid dividends of $63.1 million in twenty-six weeks ended November 28, 2015 and none in fiscal 2017.  As of November 26, 2016, cash decreased approximately $11.6 million since May 28, 2016 compared to an increase of $6.4 million during the same period of fiscal 2016.

Index

To accommodate the previously discussed increase in customers committing to cage-free eggs over time, we expect that future expansions at our farms will be with environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline that meets our customer’s needs.  The following table represents material construction projects approved as of December 22, 2016:

໿

Project	Location	Projected Completion	Projected Cost	Spent as of November 26, 2016	Remaining Projected Cost
Organic Facility Expansion	Chase, KS	December 2016	$19,082	$18,569	$513
Cage-Free Layer Houses	South Texas	January 2017	4,033	3,640	393
Cooler & Storage Expansion	Bethune, SC	February 2017	1,529	1,331	198
California Compliant/Cage Free Layer House Expansions	Delta, UT	March 2017	10,696	10,081	615
Cage-Free Layer Houses	Lake City, FL	April 2017	9,287	5,854	3,433
Convertible/Cage-Free Layer House with Pullets	South Texas	April 2017	11,353	9,299	2,054
Cage-Free Layer Houses	South Texas	April 2017	4,063	770	3,293
Refurbish Layer Houses Cage Free	Shady Dale, GA	May 2017	4,864	2,782	2,082
Convertible/Cage-Free Layer Houses	Green Forest, AR	May 2017	8,146	5,592	2,554
Convertible/Cage-Free Layer House with Pullets	Guthrie, KY	September 2017	13,252	6,333	6,919
			$67,223	$45,682	$21,541

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV during fiscal 2017.  As of December 22, 2016, we have contributed $50.3 million to the joint venture and we estimate we will make additional contributions of approximately $3.8 million to fund our share of the remaining construction and startup costs.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At November 26, 2016, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements.  The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted.  The Company does not expect ASU 2016-02 to have a material impact on the consolidated financial statement presentation.

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 26, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended November 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended August 27, 2016, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 28, 2016, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Egg Antitrust Litigation

Since September 25, 2008, the Company has been named as one of several defendants in numerous antitrust cases involving the United States shell egg industry.  In some of these cases, the named plaintiffs allege that they purchased eggs or egg products directly from a defendant and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  In other cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  In the remaining cases, the named plaintiffs are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.

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

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against the UEP animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages on purchases of eggs from non-defendants and cannot recover any relief on eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers may invoke the defense at trial but that UEP cannot. On October 4, 2016, certain direct action plaintiffs filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Order dated September 6, 2016 granting Defendants’ motion for summary judgement and dismissing with prejudice all claims based on the purchase of egg products. On November 22, 2016, the non-class plaintiffs filed a motion asking the Court to hold a status conference and set the non-class cases for trial in June of 2017. The District Court referred that motion to the Magistrate. A status conference has not yet been scheduled.

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

Index

Five of the original six non-class cases remain pending against the Company. The principal plaintiffs in these cases are: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Giant Eagle, Inc. In four of these remaining non-class cases, the plaintiffs seek treble damages and injunctive relief under the Sherman Act.  In one of those four cases, the plaintiffs purchased only egg products, and as noted above, the Court dismissed with prejudice all claims arising from the purchase of egg products. On October 4, 2016, the four plaintiffs in that case (Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company) appealed that decision to the United States Court of Appeals for the Third Circuit. In the fifth remaining non-class case, the plaintiff seeks treble damages and injunctive relief under the Sherman Act and the Ohio antitrust act (known as the Valentine Act).

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, summary judgment, and scheduling.  The Court has also denied all four motions that the plaintiffs filed to exclude testimony from certain expert witnesses retained by the defendants. The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases). As noted above, the non-class plaintiffs have requested that a status conference be held in the near future and that the Court schedule a trial for June of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our second quarter 2017 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
08/28/16 to 09/24/16	—	$—	—	—
09/25/16 to 10/22/16	506	37.63	—	—
10/23/16 to 11/26/16	—	—	—	—
	506	$37.63	—	—

Index

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.

ITEM 6. EXHIBITS
Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated December 22, 2016 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on December 22, 2016)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: December 22, 2016	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date: December 22, 2016	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿