Form 10-Q
period 2017-02-25
CAL-MAINE FOODS INC
filed 2017-03-27
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 25, 2017

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

Yes ☐    No ☑

There were 43,776,551 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 24, 2017.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED FEBRUARY 25, 2017

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 25, 2017	May 28, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,905	$29,046
Investment securities available-for-sale	157,670	360,499
Trade and other receivables (less allowance for doubtful accounts of
$368 and $727 at February 25, 2017 and May 28, 2016, respectively)	79,179	67,448
Income tax receivable	49,919	11,830
Inventories	163,818	154,799
Prepaid expenses and other current assets	2,310	2,661
Total current assets	484,801	626,283
Property, plant and equipment, net	461,378	392,274
Goodwill	35,432	29,196
Other investments	68,832	53,975
Other intangible assets, net	29,920	4,958
Other assets	4,912	5,079
TOTAL ASSETS	$1,085,275	$1,111,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,128	$67,131
Current maturities of long-term debt	15,449	16,320
Total current liabilities	92,577	83,451
Long-term debt, less current maturities	7,302	9,250
Other noncurrent liabilities	6,834	6,321
Deferred income taxes	110,200	95,382
Total liabilities	216,913	194,404

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at February 25, 2017 and May 28, 2016, respectively, and 43,777 and 43,737
shares outstanding at February 25, 2017 and May 28, 2016, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at February 25, 2017 and May 28, 2016, respectively	48	48
Paid-in capital	48,985	46,404
Retained earnings	840,517	890,440
Accumulated other comprehensive income (loss), net of tax	76	(48)
Common stock in treasury at cost – 26,484 and 26,524 shares at February 25, 2017
and May 28, 2016, respectively	(23,913)	(22,272)
Total Cal-Maine Foods, Inc. stockholders’ equity	866,416	915,275
Noncontrolling interest in consolidated entities	1,946	2,086
Total stockholders’ equity	868,362	917,361
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,275	$1,111,765
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net sales	$306,540	$449,760	$799,929	$1,605,630
Cost of sales	267,375	317,034	766,385	998,236
Gross profit	39,165	132,726	33,544	607,394
Selling, general, and administrative expense	43,738	46,955	125,985	135,356
Operating income (loss)	(4,573)	85,771	(92,441)	472,038
Other income (expense):
Interest income, net	411	1,377	2,283	2,020
Royalty income	381	362	1,111	1,266
Patronage income	7,608	6,879	7,608	6,879
Equity in income of affiliates	1,018	1,542	1,854	3,574
Other, net	(680)	1,584	(1,558)	404
Total other income	8,738	11,744	11,298	14,143

Income (loss) before income taxes and noncontrolling interest	4,165	97,515	(81,143)	486,181
Income tax expense (benefit)	34	33,173	(31,327)	167,839
Net income (loss) before noncontrolling interest	4,131	64,342	(49,816)	318,342
Less: Net income (loss) attributable to noncontrolling interest	(8)	178	(9)	1,925
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,139	$64,164	$(49,807)	$316,417

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.09	$1.33	$(1.03)	$6.57
Diluted	$0.09	$1.33	$(1.03)	$6.54
Dividends per common share	$—	$0.441	$—	$2.175
Weighted average shares outstanding:
Basic	48,286	48,204	48,285	48,177
Diluted	48,417	48,367	48,285	48,359

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net income (loss), including noncontrolling interests	$4,131	$64,342	$(49,816)	$318,342

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	233	(897)	199	(1,355)

Income tax benefit (expense) related to items of other comprehensive income	(89)	341	(75)	521

Other comprehensive gain (loss), net of tax	144	(556)	124	(834)

Comprehensive income (loss)	4,275	63,786	(49,692)	317,508

Less: comprehensive income (loss) attributable to the noncontrolling interest	(8)	178	(9)	1,925

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$4,283	$63,608	$(49,683)	$315,583

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	February 25, 2017	February 27, 2016
Operating activities:
Net income (loss) including noncontrolling interest	$(49,816)	$318,342
Depreciation and amortization	35,724	33,185
Other adjustments, net	(43,125)	(18,807)
Net cash provided by (used in) operations	(57,217)	332,720

Investing activities:
Purchase of investments	(25,872)	(352,315)
Sales of investments	228,327	221,879
Acquisition of business	(68,643)	—
Investment in joint ventures	(17,700)	(29,209)
Purchases of property, plant and equipment	(54,862)	(55,119)
Payments received on notes receivable and from affiliates	5,236	4,677
Net proceeds from disposal of property, plant and equipment	76	2,724
Net cash provided by (used in) investing activities	66,562	(207,363)

Financing activities:
Purchase of common stock by treasury	(1,715)	(1,831)
Distributions to noncontrolling interests	(73)	(903)
Principal payments on long-term debt	(4,698)	(23,620)
Payments of dividends	—	(99,531)
Net cash used in financing activities	(6,486)	(125,885)
Net change in cash and cash equivalents	2,859	(528)

Cash and cash equivalents at beginning of period	29,046	8,667
Cash and cash equivalents at end of period	$31,905	$8,139

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 25, 2017
(unaudited)
1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and thirty-nine weeks ended February 25, 2017 are not necessarily indicative of the results that may be expected for the year ending June 3, 2017.

The condensed consolidated balance sheet at May 28, 2016 was derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended May 28, 2016. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Acquisitions

Foodonics Acquisition

On October 16, 2016, the Company acquired substantially all of the egg production assets and assumed certain liabilities of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company (collectively, "Foodonics") for $68.6 million of cash and $3.0 million of deferred purchase price. The acquired assets include commercial egg production and processing facilities with capacity for 1.6 million laying hens, contract grower arrangements for an additional 1.5 million laying hens, and related feed production, milling and distribution facilities in Georgia, Alabama, and Florida. The Company also acquired Foodonics' interest in American Egg Products, LLC ("AEP") and the Eggland's Best franchise with licensing rights for certain markets in Alabama, Florida, and Georgia as well as Puerto Rico, Bahamas and Cuba. The Company now owns 100% of AEP. The acquired operations of Foodonics are included in the accompanying financial statements as of October 16, 2016.

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

Index

Happy Hen Acquisition

On February 19, 2017, the Company assumed operational control of substantially all of the egg production, processing and distribution assets of Happy Hen Egg Farms, Inc. and its affiliates (collectively, "Happy Hen"). The assets include commercial egg production and processing facilities with current capacity for 350,000 laying hens and related distribution facilities located near Harwood and Wharton, Texas. The site is designed for capacity of up to 1.2 million laying hens. The operations of Happy Hen are included in the accompanying financial statements as of February 19, 2017. The purchase price is recorded in "Accounts payable and other accrued expenses" on the Company's Condensed Consolidated Balance Sheet as of February 25, 2017. The Company closed this acquisition on March 3, 2017.

Pending the finalization of the Company's valuation, the following table presents the preliminary fair values of the assets acquired (in thousands):

Inventory	$609
Property, plant and equipment	11,259
Intangible assets	2,400
Total identifiable net assets	14,268
Goodwill	2,940
Purchase price	$17,208

These fair value measurements were primarily based on significant inputs that are not observable in the markets.  The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was utilized for certain property, plant and equipment.  The cost to replace given assets reflects the estimated reproduction or replacement cost of the asset, less an allowance for loss in value due to depreciation.  The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for inventory and the Eggland's Best franchise of Foodonics. The cost of the Eggland's Best franchise will be amortized over a period of 15 years. Customer relationships and trademarks will be amortized over a period of 8 years. Non-compete agreements will be amortized over a period of 10 years. Goodwill on business combination recognizes the difference in the fair value of the assets acquired and liabilities assumed, net of the acquisition price. Goodwill associated with the acquisition is tax deductible over 15 years.

Pro-forma information, which is usually presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been completed as of an earlier time, was not material to the Company's Condensed Consolidated Financial Statements.

3.   Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended February 25, 2017 and February 27, 2016 was $2.5 million and $2.2 million, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at February 25, 2017 was $6.9 million and will be recorded over a weighted average period of 2.3 years.  Refer to Note 11 of our May 28, 2016 audited financial statements for further information on our stock compensation plans.

At February 25, 2017, there were 247,735 restricted shares outstanding, with a weighted average grant date fair value of $42.76 per share. A summary of the Company’s restricted share activity for the thirty-nine weeks ended February 25, 2017 follows:

Index

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 28, 2016	288,900	$35.97
Granted	86,215	43.00
Vested	(121,148)	26.90
Forfeited	(6,232)	39.66
Outstanding, February 25, 2017	247,735	$42.76

4.   Inventories

Inventories consisted of the following (in thousands):

	February 25, 2017	May 28, 2016
Flocks	$98,822	$94,312
Eggs and egg products	16,297	11,519
Feed and supplies	48,699	48,968
	$163,818	$154,799

We grow and maintain flocks of layers (mature female chickens), pullets (young female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at February 25, 2017, consisted of approximately 8.5 million pullets and breeders and 38.1 million layers.

5.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $3.7 million at February 25, 2017.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

Index

6.   Net Income (Loss) per Common Share

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirty-nine weeks ended February 25, 2017, restricted shares in the amount of 145,044 were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income (loss) per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,139	$64,164	$(49,807)	$316,417

Basic weighted-average common shares	48,286	48,204	48,285	48,177
Effect of dilutive securities:
Restricted shares	131	163	—	182
Dilutive potential common shares	48,417	48,367	48,285	48,359

Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.:
Basic	$0.09	$1.33	$(1.03)	$6.57
Diluted	$0.09	$1.33	$(1.03)	$6.54

7.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. Therefore, the Company did not pay a dividend with respect to the fourth quarter of fiscal 2016, or the first and second quarters of fiscal 2017, and will not pay a dividend for the third quarter of fiscal 2017. At February 25, 2017, cumulative losses that must be recovered prior to paying a dividend were $50.2 million.    When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

Index

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net income (loss) attributable to Cal-Maine Foods, Inc.	$4,139	$64,164	$(49,807)	$316,417

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	—	21,388	—	105,472

Common stock outstanding (shares)	43,777	43,738
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,577	48,538

Dividends per common share*	$—	$0.441	$—	$2.175

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares). At February 25, 2017 , cumulative losses that must be recovered prior to paying a dividend were $50.2 million.

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

	February 25, 2017		May 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.4% Notes payable	$20,980	$21,028	$25,570	$25,824
4.9% – 5.97% Capital leases payable	1,771	1,589	—	—
	$22,751	$22,617	$25,570	$25,824

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of February 25, 2017 and May 28, 2016 (in thousands):
໿

				Total
February 25, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$17,062	—	$17,062
Municipal bonds	—	47,011	—	47,011
Corporate bonds	—	85,752	—	85,752
Foreign government obligations	—	2,008	—	2,008
Asset backed securities	—	5,837	—	5,837
Mutual funds	2,487	—	—	2,487
Total assets measured at fair value	$2,487	$157,670	—	$160,157
໿

				Total
May 28, 2016	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$18,814	$—	$18,814
Municipal bonds	—	79,643	—	79,643
Corporate bonds	—	240,537	—	240,537
Foreign government obligations	—	2,046	—	2,046
Asset backed securities	—	15,893	—	15,893
Mutual funds	5,503	—	—	5,503
Total assets measured at fair value	$5,503	$356,933	$—	$362,436

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

໿
໿
9.   Investment Securities

The following represents the Company’s investment securities as of February 25, 2017 and May 28, 2016 (in thousands):

February 25, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$17,089	$—	$27	$17,062
Municipal bonds	46,981	30	—	47,011
Corporate bonds	85,703	49	—	85,752
Foreign government obligations	2,009	—	1	2,008
Asset backed securities	5,837	—	—	5,837
Total current investment securities	$157,619	$79	$28	$157,670

Mutual funds	$1,751	$736	$—	$2,487
Total noncurrent investment securities	$1,751	$736	$—	$2,487

Index

May 28, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$18,809	$5	$—	$18,814
Municipal bonds	79,481	162	—	79,643
Corporate bonds	240,593	—	56	240,537
Foreign government obligations	2,044	2	—	2,046
Asset backed securities	15,908	—	15	15,893
Mutual funds	3,565	1	—	3,566
Total current investment securities	$360,400	$170	$71	$360,499

Mutual funds	$1,448	$489	$—	$1,937
Total noncurrent investment securities	$1,448	$489	$—	$1,937

Proceeds from sales of available-for-sale securities were $228.3 million and $221.9 million during the thirty-nine weeks ended February 25, 2017 and February 27, 2016, respectively. Gross realized gains during the thirty-nine weeks ended ended February 25, 2017 and February 27, 2016 were $231,000 and $100,000, respectively.  Gross realized losses during the thirty-nine weeks ended February 25, 2017 and February 27, 2016 were $6,000 and $102,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for the thirty-nine weeks ended February 25, 2017 and February 27, 2016 were as follows (in thousands):

	39 Weeks Ended
	February 25, 2017	February 27, 2016
Current investments	$(30)	$(740)
Noncurrent investments	154	(94)
Total unrealized holding gains (losses)	$124	$(834)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at February 25, 2017, are as follows (in thousands):

Estimated Fair Value
Within one year	$84,966
1-5 years	72,704
Total	$157,670

໿

Index

10.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended February 25, 2017 (in thousands):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Interest	Total
Balance at May 28, 2016	$703	$48	$(22,272)	$46,404	$(48)	$890,440	$2,086	$917,361
Other comprehensive income, net of tax	—	—	—	—	124	—	—	124
Grant of restricted stock	—	—	78	(78)	—	—	—	—
Forfeiture of restricted stock	—	—	(4)	4	—	—	—	—
Buyback of 39,913 shares to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(1,715)	—	—	—	—	(1,715)
Distribution to noncontrolling interest partners	—	—	—	—	—	—	(73)	(73)
Restricted stock compensation	—	—	—	2,481	—	—	—	2,481
Reclass of equity portion of American Egg Products in connection with acquisition, see Note 2	—	—	—	—	—	58	(58)	—
Cumulative adjustment to restricted stock compensation from the adoption of ASU 2016-09	—	—	—	174	—	(174)	—	—
Net income	—	—	—	—	—	(49,807)	(9)	(49,816)
Balance at February 25, 2017	$703	$48	$(23,913)	$48,985	$76	$840,517	$1,946	$868,362

11. Subsequent Event

Subsequent to February 25, 2017, the Company received payment of claims related to the Deepwater Horizon Economic and Property Damages Settlement Program (the "Settlement Program"). Our recovery, net of applicable fees, was $5.5 million and will be recorded in our fourth quarter results.

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

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to hatch for egg production flocks), manufacture feed, and produce, process, and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (U.S.).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

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

Index

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal years 2005-2016 ranged from a low of $0.72 in fiscal year 2005 to a high of $2.97 in fiscal year 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  During April through June 2015, the USDA data showed the supply of laying hens decreased substantially, and then began to recover and approach pre-AI levels.

In February 2017, the USDA issued revised data that showed the size of the laying hen flock for calendar years 2015 and 2016 was meaningfully higher in both years than previously reported. At March 1, 2017, the national laying hen flock according to the U.S. Department of Agriculture was approximately 3.1% higher than the AI reduced flock on March 1, 2016.

Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday price for the large market (i.e. conventional shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The Urner Barry price index hit a decade-low level in our fiscal 2016 fourth quarter. During our first quarter of fiscal 2017 it increased slightly, but remained at significantly lower levels than the corresponding period of last year.  During our fiscal 2017 second quarter, it returned to and dropped below the low levels seen during the fiscal 2016 fourth quarter. Early in our fiscal 2017 third quarter we saw a significant increase but prices dropped again after Christmas.

According to Nielsen data, retail customer demand for shell eggs has remained strong. The USDA reports that egg export demand has improved since the beginning of fiscal 2017, however, it has still not fully recovered from levels prior to the AI outbreak. Additionally, we have experienced reduced demand for egg products, as many of our commercial customers reformulated their products to use fewer eggs when prices spiked and have been slow to resume previous egg usage. Together, these factors have created an oversupply of eggs, with continued pressure on market prices. However, recent USDA reports show the chick hatch has been trending down, suggesting there may be a moderation in the size of the laying hen flock as the year progresses.  We expect the egg markets to remain under pressure and we do not expect to see any meaningful improvement until there is a better balance of supply and demand. Accordingly, our net average selling prices for shell eggs for the third quarter and year to date periods of fiscal 2017 were $1.130 and $1.020 compared with $1.568 and $1.919 for the corresponding periods of fiscal 2016, respectively.

Over the past month, there have been reported outbreaks of AI in certain poultry operations located in southeastern states. None of these outbreaks have affected the commercial laying hen flock, and there have been no positive tests for AI at any of our locations. Since the spring 2015 AI outbreaks, we have significantly enhanced biosecurity measures at all of our locations, and our flocks are being monitored and tested according to state and federal guidelines. We continue to work closely with state and federal agencies and other interested parties to monitor developments and seek to prevent the occurrence of the disease at our facilities.

Index

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. They have been a significant and growing portion of the market in recent years. During our fiscal 2016 a number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

For the thirteen weeks ended February 25, 2017, we produced approximately 84% of the total number of shell eggs we sold.  This compares to 77% in the comparable prior year period.  For the thirteen weeks ended February 25, 2017, approximately 7% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us compared to 4% for the same period of last year. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 58% of our total farm egg production cost for the thirteen and thirty-nine weeks ended February 25, 2017. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of our feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments.  Increased U.S. acreage and large per acre yields for both corn and soybeans in 2016 should provide adequate domestic supplies for both of our primary feed ingredients.

During the second quarter of fiscal 2017, the Company acquired substantially all of the egg production assets of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company ("Foodonics") for $68.6 million of cash and $3.0 million of deferred purchase price. The acquired assets include commercial egg production and processing facilities with capacity for 1.6 million laying hens, contract grower arrangements for an additional 1.5 million laying hens, and related feed production, milling and distribution facilities in Georgia, Alabama, and Florida. The Company also acquired Foodonics' interest in American Egg Products, LLC ("AEP") and the Eggland's Best franchise with licensing rights for portions of certain markets in Alabama, Florida, and Georgia as well as Puerto Rico, Bahamas and Cuba. The Company now owns 100% of AEP. The acquired operations of Foodonics are included in the accompanying financial statements as of October 16, 2016, the effective date of the transaction.

During the third quarter of fiscal 2017, the Company assumed operational control of substantially all of the egg production, processing and distribution assets of Happy Hen Egg Farms, Inc. and its affiliates (collectively, "Happy Hen"). The assets include commercial egg production and processing facilities with current capacity for 350,000 laying hens and related distribution facilities located near Harwood and Wharton, Texas. The site is designed for capacity of up to 1.2 million laying hens. The operations of Happy Hen are included in the accompanying financial statements as of February 19, 2017. The purchase price is recorded in "Accounts payable and other accrued expenses" on the Company's Condensed Consolidated Balance Sheet as of February 25, 2017. The Company closed this acquisition on March 3, 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

Index

	13 Weeks Ended		39 Weeks Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.2%	70.5%	95.8%	62.2%
Gross profit	12.8%	29.5%	4.2%	37.8%
Selling, general, and administrative expense	14.3%	10.4%	15.7%	8.4%
Operating income (loss)	(1.5)%	19.1%	(11.5)%	29.4%
Other income (expense), net	2.9%	2.6%	1.4%	0.9%
Income (loss) before income taxes and noncontrolling interest	1.4%	21.7%	(10.1)%	30.3%
Income tax expense (benefit)	—%	7.4%	(3.9)%	10.5%
Net income (loss) before noncontrolling interest	1.4%	14.3%	(6.2)%	19.8%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	1.4%	14.3%	(6.2)%	19.7%

NET SALES

Shell eggs and egg products made up approximately 98% and 2% of net sales, respectively, for the thirteen weeks ended February 25, 2017.  Net sales for the thirteen weeks ended February 25, 2017 were $306.5 million, a decrease of $143.3 million, or 31.8%, compared to net sales of $449.8 million for the thirteen weeks ended February 27, 2016, primarily due to the decrease in egg selling prices. Total dozens of shell eggs sold also decreased for the current thirteen-week period compared to the same period in fiscal 2016. Dozens sold for the third quarter of fiscal year 2017 were 263.6 million, a decrease of 14.0 million, or 5.0%, compared to 277.6 million for the third quarter of fiscal 2016 resulting in a decrease in net sales of $15.8 million.

Net average selling price per dozen of shell eggs for the thirteen weeks ended February 25, 2017 was $1.130, compared to $1.568 for the thirteen weeks ended February 27, 2016, a decrease of 27.9%, resulting in a corresponding decrease in net shell egg sales of $121.6 million.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues decreased $5.9 million for the thirteen weeks ended February 25, 2017 compared to the same period of last year.

For the thirty-nine weeks ended February 25, 2017, approximately 98% of net sales were shell eggs and approximately 2% were egg products. Net sales for the thirty-nine weeks ended February 25, 2017 were $799.9 million a decrease of $805.7 million, or 50.2%, compared to $1,605.6 million for the thirty-nine weeks ended February 27, 2016, primarily due to the decrease in egg selling prices. Total dozens of shell eggs sold also decreased for the current thirty-nine week period compared to the same period in fiscal 2016. Dozens sold for the thirty-nine weeks ended February 25, 2017 were 758.1 million, a decrease of 42.4 million, or 5.3%, compared to 800.5 million for the same period of fiscal 2016 resulting in a decrease in net sales of $43.3 million.

For the thirty-nine weeks ended February 25, 2017, our net average selling price per dozen of shell eggs was $1.020 compared to $1.919 for the same period of fiscal 2016, a decrease of 46.8%, resulting in a corresponding decrease in net shell egg sales of $719.7 million.

Egg products and other revenues decreased $43.9 million for the thirty-nine weeks ended February 25, 2017 compared to the same period of fiscal 2016.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

Index

	13 Weeks Ended				39 Weeks Ended
	February 25, 2017		February 27, 2016		February 25, 2017		February 27, 2016
Total net sales	$306,540		$449,760		$799,929		$1,605,630

Non-specialty shell egg	$166,893	55.6%	$286,725	65.6%	$403,404	51.6%	$1,079,495	69.9%
Specialty shell egg	122,337	40.8%	135,654	31.0%	344,873	44.1%	416,398	27.0%
Co-pack specialty shell egg	8,522	2.8%	12,017	2.7%	25,492	3.3%	40,262	2.6%
Other	2,346	0.8%	2,987	0.7%	7,828	1.0%	7,288	0.5%
Net shell egg sales	$300,098	100.0%	$437,383	100.0%	$781,597	100.0%	$1,543,443	100.0%

Net shell egg sales as a percent of total net sales	98%		97%		98%		96%

Dozens sold:
Non-specialty shell egg	196,998	74.7%	206,670	74.4%	571,111	75.3%	601,208	75.1%
Specialty shell egg	62,265	23.6%	65,443	23.6%	174,204	23.0%	182,747	22.8%
Co-pack specialty shell egg	4,350	1.7%	5,461	2.0%	12,799	1.7%	16,565	2.1%
Total dozens sold	263,613	100.0%	277,574	100.0%	758,114	100%	800,520	100.0%

Net average selling price	$1.130		$1.568		$1.020		$1.919

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty shell egg sales.   The non-specialty shell egg market is characterized by an inelasticity of demand.   Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended February 25, 2017, non-specialty shell egg dozens sold decreased approximately 4.7%, and the average selling price decreased 38.7% to $0.859 from $1.402 for the same period of the prior year. For the thirty-nine weeks ended February 25, 2017, non-specialty shell egg dozens sold decreased approximately 5.0%, and the average selling price decreased 60.2% to $0.720 from $1.808 for the same period of fiscal 2016.

Specialty shell eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  This was particularly evident in recent quarters as non-specialty egg prices declined more than specialty egg prices.  However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For the thirteen weeks ended February 25, 2017, specialty shell egg dozens sold decreased approximately 4.9%, and the average selling price decreased 5.2% to $1.965 from $2.073 for the same period of the prior year. For the thirty-nine weeks ended February 25, 2017, specialty shell egg dozens sold decreased 4.7%, and the average selling price decreased 13.1% to $1.980 from $2.279 for the same period of fiscal 2016.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 4.4 million and 5.5 million dozen for the quarters ended February 25, 2017 and February 27, 2016, respectively,  primarily reflecting the loss of a portion of a major customer’s co-pack business.  Co-pack specialty shell eggs sold during the thirty-nine weeks ended February 25, 2017 and February 27, 2016, were 12.8 million and 16.6 million, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other miscellaneous products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”).  For the third quarter of fiscal 2017, egg product sales were $6.4 million, a decrease of $5.9 million, or 47.9%, compared to

Index

$12.4 million for the same period of fiscal 2016. Pounds sold for the third quarter of fiscal year 2017 were 16.7 million pounds, an increase of 1.6 million pounds, or 10.5%, compared to 15.1 million pounds for the same quarter of fiscal 2016.  For the thirty-nine weeks ended February 25, 2017, egg product sales were $18.3 million, a decrease of $43.9 million, or 70.5%, compared to $62.2 million for the same period of 2016. Pounds sold for the thirty-nine weeks ended February 25, 2017 were 47.6 million, an increase of 3.7 million, or 8.3%, compared to 44.0 million for the same period of fiscal 2016. Selling prices for liquid and frozen egg products were down 72.5% for the year to date period of fiscal 2017 compared with the same period of last year.

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
໿
໿
໿
໿

	13 Weeks Ended			39 Weeks Ended
	February 25, 2017	February 27, 2016	Percent Change	February 25, 2017	February 27, 2016	Percent Change
Cost of Sales:
Farm production	$151,478	$147,482	2.7%	438,929	427,334	2.7%
Processing, packaging, and warehouse	53,038	48,447	9.5%	147,329	139,497	5.6%
Egg purchases and other (including change in inventory)	57,806	111,848	(48.3)%	165,833	388,697	(57.3)%
Total shell eggs	262,322	307,777	(14.8)%	752,091	955,528	(21.3)%
Egg products	4,959	9,157	(45.8)%	13,691	42,111	(67.5)%
Other	94	100	(6.0)%	603	597	1.0%
Total	$267,375	$317,034	(15.7)%	$766,385	$998,236	(23.2)%

Farm production cost (per dozen produced)
Feed	$0.396	$0.414	(4.3)%	$0.406	$0.420	(3.3)%
Other	0.290	0.281	3.2%	$0.293	$0.275	6.5%
Total	$0.686	$0.695	(1.3)%	$0.699	$0.695	0.6%

Egg purchases (average cost per dozen)	$1.10	$1.51	(27.2)%	$1.04	$1.90	(45.3)%

Dozen produced	222,492	213,285	4.3%	633,246	620,356	2.1%
Dozen sold	263,613	277,574	(5.0)%	758,114	800,520	(5.3)%

Cost of sales for the third quarter of fiscal 2017 was $267.4 million, a decrease of $49.7 million, or 15.7%, compared to cost of sales of $317.0 million for the same quarter of fiscal 2016.  The decrease was primarily driven by a decrease in the cost of egg purchases during the quarter, including eggs purchased by our egg products divisions.   Feed cost per dozen for the fiscal 2017 third quarter was $0.396, compared to $0.414 per dozen for the comparable fiscal 2016 quarter, a decrease of 4.3% resulting in a decrease in cost of sales of $4.0 million for the thirteen weeks ended February 25, 2017 compared with the same period of fiscal 2016.  Other farm production cost increased 3.2% to $0.290 for the third quarter of 2017, compared to $0.281 for the same period of last year primarily due to increased layer hen amortization expense and facility costs related to capital improvement and conversion projects.

Index

For the thirty-nine weeks ended February 25, 2017, total cost of sales was $766.4 million, a decrease of $231.9 million, or 23.2%, from $998.2 million for the same period of fiscal 2016. Similar to the thirteen week period, the decrease was driven by a decrease in the cost of egg purchases during the period, including eggs purchased by our egg products divisions. Feed cost per dozen for thirty-nine weeks ended February 25, 2017, was $0.406, compared to $0.420 per dozen for the comparable period of fiscal 2016, a decrease of 3.3%, resulting in a decrease in cost of sales of $8.9 million for the comparable periods. Other farm production cost increased 6.5% to $0.293 for the thirty-nine weeks ended February 25, 2017, compared to $0.275 for the same period of last year primarily due to increased layer hen amortization expense and facility costs related to capital improvement and conversion projects.

Gross margin decreased from 29.5% for the third quarter of fiscal 2016 to 12.8% for the thirteen weeks ended February 25, 2017 primarily due to the decreased average customer selling prices and decreased sales volumes.  For the thirty-nine weeks ended February 25, 2017, gross profit was 4.2% compared to 37.8% for the same period of fiscal 2016, primarily due to the decreased average customer selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	February 25, 2017	February 27, 2016	$ Change	% Change
Specialty egg expense	$15,329	$17,458	$(2,129)	(12.2)%
Delivery expense	13,875	12,781	1,094	8.6%
Payroll and overhead	6,783	10,016	(3,233)	(32.3)%
Stock compensation expense	823	732	91	12.4%
Other expenses	6,928	5,968	960	16.1%
Total	$43,738	$46,955	$(3,217)	(6.9)%

For the thirteen weeks ended February 25, 2017, selling, general, and administrative expense was $43.7 million, a decrease of 6.9%, compared to $47.0 million for the thirteen weeks ended February 27, 2016.  Specialty egg expense decreased $2.1 million compared to the same period of last year, a decrease of 12.2%.  Specialty egg expense typically fluctuates with specialty egg dozens sold which decreased 4.9% for the current quarter compared to the same period of last year.  Franchise fees, which is a component of specialty egg expense, decreased 14.0%, compared to higher than normal amounts in fiscal 2016. Payroll and overhead decreased $3.2 million, or 32.3%, compared to the same period of last year primarily due to reduced bonus accruals in the current period.  As a percentage of net sales, payroll and overhead was 2.2% for the third quarter of fiscal 2017 compared to 2.2% for the same period of last year. Delivery expense increased $1.1 million, or 8.6%, compared to the same period of last year primarily due to an increase in delivery personnel and fuel costs.

	39 Weeks Ended
	February 25, 2017	February 27, 2016	$ Change	% Change
Specialty egg expense	$42,158	$47,527	$(5,369)	(11.3)%
Delivery expense	39,570	37,684	1,886	5.0%
Payroll and overhead	23,945	29,698	(5,753)	(19.4)%
Stock compensation expense	2,480	2,176	304	14.0%
Other expenses	17,832	18,271	(439)	(2.4)%
Total	$125,985	$135,356	$(9,371)	(6.9)%

໿
For the thirty-nine weeks ended February 25, 2017 , selling, general, and administrative expenses was $126.0 million, a decrease of 6.9%, compared to $135.4 million for the thirty-nine weeks ended February 27, 2016. Specialty egg expense decreased $5.4 million compared to the same period of last year, a decrease of 11.3%. Specialty egg expense

Index

typically fluctuates with specialty egg dozens sold, which decreased 4.7% for the thirty-nine weeks ended February 25, 2017 compared the same period of last year. Franchise fee, which is a component of specialty egg expense decreased 12.4% compared to higher than normal amounts in fiscal 2016. Payroll and overhead decreased $5.8 million, or 19.4%, compared to the same period of last year primarily due to reduced bonus accruals in the current period and reduced expense related to the vesting of liability awards incurred in the first quarter of fiscal 2016. As a percentage of net sales, payroll and overhead was 3.0% for the thirty-nine weeks ended February 25, 2017 compared to 1.8% for the same period of last year. Delivery expense increased $1.9 million, or 5.0%, compared to the same period of last year primarily due to an increase in delivery personnel and fuel costs.

OPERATING INCOME (LOSS)

As a result of the above, operating loss was $4.6 million for the third quarter of fiscal 2017, compared to operating income of $85.8 million for the fiscal 2016 third quarter.

For the thirty-nine weeks ended February 25, 2017, operating loss was $92.4 million compared to operating income of $472.0 million for the same period of last year.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest expense, royalty income, and patronage income, among other items.

Total other income for the thirteen weeks ended February 25, 2017 was $8.7 million, a decrease of of $3.0 million, compared to $11.7 million for the thirteen weeks ended February 27, 2016.  As a percent of net sales, other income was 2.9% for the thirteen weeks ended February 25, 2017 and 2.6% for the same period of fiscal 2016.

For the third quarter of fiscal 2017, we recorded $587,000 of interest income compared with $1.4 million for the same period of last year.   This decrease resulted from lower average invested balances partially offset by higher average interest rates earned on investments. The Company recorded interest expense of $386,000 and $435,000, of which $210,000 and $365,000 was capitalized in the third quarters of fiscal 2017 and 2016, respectively.  These changes resulted from the Company reducing outstanding debt and increasing capitalized interest related to major expansion and renovation projects.

Equity in income of affiliates for the third quarter of fiscal 2017 was $1.0 million compared to $1.5 million for the same period of last year.  The decrease of $524,000 is primarily due to losses at our Red River joint venture.

Other, net for the thirteen weeks ended February 25, 2017, was a loss of $680,000 compared with income of $1.6 million for the same period of last year, a decrease of $2.3 million, primarily driven by a $1.8 million gain on the sale of property in Albuquerque, New Mexico recognized in the prior year.

Total other income for the thirty-nine weeks ended February 25, 2017, was $11.3 million, a decrease of $2.8 million, compared to $14.1 million for the same period of last year. This decrease is primarily due to a decrease in equity income from affiliates and a decrease in other, net. These declines were partially offset by an increase in interest income in the current year. As a percentage of net sales, other income was 1.4% for the thirty-nine weeks ended February 25, 2017 compared to 0.9% for the same period of last year.

The Company recorded interest income of $2.5 million for the thirty-nine weeks ended February 25, 2017, compared to $3.0 million for the same period of last year. We recorded interest expense of $1.1 million and $1.8 million, of which $959,000 and $819,000 was capitalized in the year to date period of fiscal 2017 and 2016, respectively. These changes resulted from the Company reducing outstanding debt and increasing capitalized interest related to major expansion and renovation projects.

Index

Equity in income of affiliates for the thirty-nine weeks ended February 25, 2017, was $1.9 million, a decrease of $1.7 million, from $3.6 million for the same period of fiscal 2016. This decrease is primarily due to losses at our Red River joint venture.

Other, net for the thirty-nine weeks ended February 25, 2017, was a loss of $1.6 million compared to income of $404,000 for the same period of last year, a decrease of $2.0 million, primarily driven by a $1.8 million gain on the sale of property in Albuquerque, New Mexico recognized in the prior year.

INCOME TAXES

Pre-tax income,  less net loss attributable to noncontrolling interest, was $4.2 million for the thirteen weeks ended February 25, 2017, compared to pre-tax income of $97.3 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $34,000 was recorded, with an effective tax rate of 0.8%, compared to income tax expense of $33.2 million, with an effective rate of 34.1%, for last year’s comparable period.  The effective rate decrease for the thirteen weeks ended February 25, 2017 was primarily related to provision to return adjustments on the fiscal 2016 tax return.

For the thirty-nine weeks ended February 25, 2017, pre-tax loss, less net loss attributable to noncontrolling interest was $81.1 million compared to net income of $484.3 million. For the current thirty-nine week period we recognized income tax benefit of $31.3 million, with an effective tax rate of 38.6%, compared to income tax expense of $167.8 million, with an effective tax rate of 34.7% for the same period of last year.

Included in prior period income tax expense is the benefit of the domestic production activity deduction.

At February 25, 2017, the Company had recorded an income tax receivable of $49.9 million, an increase of $38.1 million, compared to $11.8 million at May 28, 2016. This increase is due to income tax benefit recorded on net losses for the current fiscal year 2017, which exceeds the overpayment position the Company was in related to fiscal year 2016 income taxes at May 28, 2016.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended February 25, 2017, net loss attributable to noncontrolling interest was $8,000 compared to net income of $178,000 for the same period of fiscal 2016.

For the thirty-nine weeks ended February 25, 2017, net loss attributable to noncontrolling interest was $9,000 compared to net income of $1.9 million for the same period of fiscal 2016, a decrease attributable to the reduction in net income from the Company's consolidated joint ventures.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended February 25, 2017 was $4.1 million, or $0.09 per basic and diluted share, compared $64.2 million, or $1.33 per basic and diluted share for the same period last year.

For the thirty-nine weeks ended February 25, 2017, net loss was $49.8 million, or $1.03 per basic and diluted share, compared to net income of $316.4 million, or $6.57 per basic and $6.54 per diluted share for the same period of last year.

Index

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 25, 2017 was $392.2 million, compared to $542.8 million at May 28, 2016. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.24 at February 25, 2017, compared with 7.50 at May 28, 2016. The decrease was due primarily to net losses in recent periods, along with the use of cash for capital expenditures and acquisitions. We have $3.7 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at February 25, 2017, including current maturities, amounted to $22.8 million, compared to $25.6 million at May 28, 2016. Refer to Note 9 of our May 28, 2016 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended February 25, 2017, $57.2 million in net cash was used in operating activities, a decrease of $389.9 million, compared to net cash provided by operations of $332.7 million for the comparable period in fiscal 2016.   Decreased gross profit margins resulting from lower egg selling prices contributed greatly to our decrease in cash flow from operations.

For the thirty-nine weeks ended February 25, 2017, approximately $228.3 million was provided from the sale of short-term investments and $25.9 million was used to purchase short-term investments, compared to $221.9 million in sales and $352.3 million in purchases in the third quarter of fiscal 2016.  We used $68.6 million for the previously discussed acquisition of the assets of Foodonics. We invested an additional $17.7 million in our previously disclosed Red River Valley Egg Farm, LLC joint venture (“Red River”).  Approximately $54.9 million was used to purchase property, plant and equipment, including construction projects discussed in detail below, compared to $55.1 million in the thirty-nine weeks ended February 27, 2016. We paid dividends of $99.5 million in thirty-nine weeks ended February 27, 2016 and none in fiscal 2017.  As of February 25, 2017, cash increased approximately $2.9 million since May 28, 2016 compared to an increase of $528,000 during the same period of fiscal 2016.

To accommodate the previously discussed increase in customers committing to cage-free eggs over time, we expect that future expansions at our farms will be with environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline that meets our customer’s needs.  The following table represents material construction projects approved as of March 24, 2017 (in thousands):

໿

Project	Location	Projected Completion	Projected Cost	Spent as of February 25, 2017	Remaining Projected Cost
Cage-Free Layer Houses	South Texas	March 2017	$4,033	$3,969	$64
California Compliant/Cage Free Layer House Expansions	Delta, UT	April 2017	12,162	11,671	491
Refurbish Layer Houses Cage Free	Shady Dale, GA	May 2017	4,864	4,118	746
Convertible/Cage-Free Layer Houses	Green Forest, AR	May 2017	8,146	7,156	990
Cage-Free Layer Houses	South Texas	June 2017	4,063	2,745	1,318
Cage-Free Layer Houses	Lake City, FL	June 2017	9,287	7,504	1,783
Layer Complex Improvements	Bethune, SC	October 2017	1,029	—	1,029
Convertible/Cage-Free Layer House with Pullets	South Texas	October 2017	13,237	10,787	2,450
Convertible/Cage-Free Layer Houses with Pullets	Guthrie, KY	January 2018	13,252	7,332	5,920
			$70,073	$55,282	$14,791

In addition to these projects, the Company expects to continue to fund its 50% share of the previously discussed Red River JV.  As of March 24, 2017, we have contributed $51.8 million to the joint venture to fund our share of construction,

Index

startup costs, and operating losses. We estimate we will make additional contributions of approximately $10 million to fund our share of the remaining construction costs.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At February 25, 2017, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The Company adopted ASU 2016-09 during the third quarter of fiscal 2017 and it did not have a material impact on the consolidated financial statement presentation.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of February 25, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the periods ended November 26, 2016 and August 27, 2016, under Part II Item 1: Legal Proceedings, and in our Annual Report on Form 10-K for the year ended May 28, 2016, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 13: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law. However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction. The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015. The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs filed their reply memorandum on December 11, 2015, and on March 7, 2017, the Court heard arguments on the renewed motion for injunctive class certification. The Court has not ruled on this motion. The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes. On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class.

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

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against the UEP animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages on purchases of eggs from non-defendants and cannot recover any relief on eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers may invoke the defense at trial but that UEP cannot. On October 4, 2016, certain direct action plaintiffs (Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company) filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Order dated September 6, 2016, granting Defendants’ motion for summary judgment and dismissing with prejudice all claims based on the purchase of egg products. These plaintiffs filed their Opening Brief on March 7, 2017, and the defendants’ response is due on April 20, 2017. On November 22, 2016, the non-class plaintiffs filed a motion asking the Court to hold a status conference and set the non-class cases for trial in June of 2017. The parties in all of the remaining class and non-class cases submitted several different proposed trial schedules to the court, and a status conference was held on February 9, 2017. A trial date has not yet been set.

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

Index

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, summary judgment, and scheduling.  The Court has also denied all four motions that the plaintiffs filed to exclude testimony from certain expert witnesses retained by the defendants. The Pennsylvania court has not set a trial date for any of the Company’s remaining consolidated cases (non-class and indirect purchaser cases). As noted above, the court held a hearing on the parties’ proposed trial schedules but has not yet set a trial date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our third quarter 2017 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
11/27/16 to 12/24/16	—	$—	—	—
12/25/16 to 01/21/17	38,160	43.00	—	—
01/22/17 to 02/25/17	327	41.15	—	—
	38,487	$42.98	—	—

Index

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.

ITEM 6. EXHIBITS
Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 27, 2017 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 27, 2017)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date: March 27, 2017	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date: March 27, 2017	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿