Form 10-K
period 2017-06-03
CAL-MAINE FOODS INC
filed 2017-07-24
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended   JUNE 3, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 26, 2016, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,239,719,614.

As of July 21, 2017,  43,774,052 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2017 annual meeting of stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I.

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

ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2017, we sold approximately 1,031.1 million dozen shell eggs, which we believe represented approximately 20% of domestic shell egg consumption. Our total flock of approximately 36.1 million layers and 9.5 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

The Company has one operating segment, which is the production, grading, packaging, marketing and distribution of shell eggs.  The majority of our customers rely on us to provide most of their shell egg needs, including specialty and non-specialty eggs. Specialty eggs represent a broad range of products.  We classify nutritionally enhanced, cage free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as non-specialty products.  While we report separate sales information for these egg types, there are many cost factors which are not specifically available for non-specialty or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors and egg product consumers. Some of our sales are completed through co-pack agreements – a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  The strength of our position is evidenced by having the largest market share in the grocery segment for shell eggs.   We sell shell eggs to a majority of large U.S. food retailers.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. They have been a significant and growing segment of the market in recent years.  A significant number of our food service customers, large restaurant chains, and major retailers, including our largest customers, have committed to exclusive offerings of cage-free eggs by specified future dates. We are working with our customers to ensure a  smooth transition in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

In fiscal 2017, specialty shell eggs and co-pack specialty shell eggs represented 43.6% and 3.1% of our shell egg sales dollars, respectively, and accounted for approximately 22.9% and 1.6%, respectively, of our total shell egg volumes. In fiscal 2016, specialty shell eggs and co-pack specialty shell eggs represented 29.1% and 2.7% of our shell egg sales dollars, respectively, and accounted for approximately 22.9% and 2.0%, respectively, of our total shell egg volumes.  Prices for specialty eggs are less volatile than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs, along with our associated joint ventures, under exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.  We market cage-free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the U.S.  We market organic, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed twenty acquisitions ranging in size from 600,000 layers to 7.5 million layers.  Despite a market that has been characterized by increasing consolidation, the shell egg production industry remains highly fragmented. At December 31, 2016, 56 producers, owning at least one million layers, owned approximately 97% of total industry layers. The ten largest producers owned approximately 58% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, we believe general demand for shell eggs increases in line with overall population growth, averaging growth of about 1% per year. In  2013 and 2014,  consumption of eggs grew approximately 2% per year.  In 2015, egg consumption decreased approximately 4% over the prior year primarily due to a shortage of eggs resulting from an outbreak of avian influenza ("AI") in the spring of that year.  According to U.S. Department of Agriculture (“USDA”), annual per capita U.S. consumption since 2000 varied between 249 and 275 eggs. In calendar year 2016, per capita U.S. consumption was estimated to be 275 eggs, or approximately five eggs per person per week.  Per capita consumption is determined by dividing the total supply of eggs by the entire population in the U.S. (i.e. all eggs supplied domestically by the egg industry are consumed).

Slightly over 30% of eggs produced in the U.S. are sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions (e.g. companies producing baked goods) with most of the balance sold to food service and retail consumers (e.g. through grocery and convenience stores) and a relatively small amount exported. Our sales are predominately to retail consumers; in fiscal 2017 and 2016, approximately 2% and 4% of our net sales was egg products, respectively.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability for the Company and the industry as a whole. While there are many pricing mechanisms, we believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our non-specialty shell eggs at prices related to Urner Barry Spot Egg Market Quotations or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2017, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $0.85 compared with $1.79 for fiscal 2016, evidencing their volatility. Egg prices during fiscal 2016 were impacted by the outbreak of avian influenza ("AI") primarily in the upper Midwestern U.S. from April to June 2015, which initially caused a significant reduction in egg supplies and an increase in egg prices. There were no positive tests for AI at any of our locations. Based on USDA reports, the subsequent repopulation of the national laying hen flock, eventually above pre-AI levels, with a younger, more productive hen population, along with reduced demand for egg products resulted in an oversupply of eggs, leading to decreased egg prices in fiscal 2017.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers, including us, are vertically integrated, manufacturing the majority of the feed they require for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and are affected by weather, speculators, and various supply and demand factors. Our feed cost per dozen eggs produced for fiscal 2017 was 3.6% lower than fiscal 2016.  Adequate stocks from increased U.S. acreage and large per acre yields for both corn and soybeans in 2016 combined with the 2017 crop should provide adequate domestic supplies for both of our primary feed ingredients during fiscal 2018.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed 20 acquisitions. In addition, we have built numerous “in-line” shell egg production and processing facilities as well as pullet growing facilities which added to our capacity.  The capacity increases have been accompanied by the retirement of older and less efficient facilities.  The “in-line” facilities provide gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.  We continue to upgrade and modify our facilities, and invest in new facilities, to meet changing demand as many food service customers, restaurant chains, and retailers have committed to exclusive offerings of cage-free eggs over the next several years.

Our total flock, including pullets, layers and breeders increased from approximately 32.8 million at the end of fiscal 2012 to approximately 45.6 million as of June 3, 2017.  The dozens of shell eggs sold increased from approximately 884.3 million in fiscal 2012 to approximately 1,031.1 million for fiscal 2017.

During fiscal 2017, we acquired substantially all of the egg production, processing and distribution assets of Foodonics International, Inc. and of Happy Hen Egg Farms, Inc., which are discussed in detail later in this report.

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

Federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance, and we are subject to federal and state laws prohibiting anti-competitive conduct.   We believe our sales of shell eggs

during the last fiscal year represented approximately 20% of domestic shell egg sales, making us the largest producer and distributor of shell eggs in the U.S. However, because the shell egg production and distribution industry is so fragmented, we believe there are many acquisition opportunities available to us that would not be restricted pursuant to antitrust laws.

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

The construction of new, more efficient production and processing facilities is also an integral part of our growth strategy.  Such construction requires compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs.  We produce approximately 84% of our total shell eggs sold, with 92% of such production coming from company-owned facilities, and the other 8% coming from contract producers.  Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. We purchase approximately 16% of the total shell eggs we sell from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce the majority of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder and hatchery facilities capable of producing 21.2 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 43 state-of-the-art laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 2.4 million dozen shell eggs per day. The shell eggs are processed, graded and packaged predominantly without handling by human hands. We have spent a cumulative total of $310.5 million over the past five years to expand and upgrade our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 58% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, and various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  High feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Marketing.  Of the 1,031.1 million dozen shell eggs sold by us in fiscal 2017, our flocks produced 870.3 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain customers. Our top ten customers accounted for an aggregate of 69.5%, 70.6%, and 67.9% of net sales dollars for fiscal 2017, 2016, and 2015, respectively. Two customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 28.9%, 28.9%, and 25.7% of net sales dollars during fiscal 2017, 2016, and 2015, respectively.

The majority of eggs sold are sold based on the daily or short-term needs of our customers.  Most sales to established accounts are on open account with payment terms ranging from seven to 30 days.  Although we have established long-term relationships with many of our customers, many of them are free to acquire shell eggs from other sources.

The shell eggs we sell are either delivered to our customers’ warehouse or retail stores, either by our own fleet or contracted refrigerated delivery trucks, or are picked up by our customers at our processing facilities.

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

According to USDA reports, for the past five years, U.S. annual per capita egg consumption grew from 255 in 2012 to 275 in 2016. Looking ahead, we believe fast food restaurant consumption, high protein diet trends, industry advertising campaigns, and improved nutritional reputation of eggs related to better scientific understanding of the role of cholesterol in diets may result in increased per capita egg consumption levels; however, no assurance can be given that per capita consumption will not decline in the future.

We sell the majority of our shell eggs across the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. We are a major factor in egg marketing in a majority of these states.  Many states in our market area are egg deficit regions where production of fresh shell eggs is less than total consumption.  Competition from other producers in specific market areas is generally based on price, service, and quality of product.  Strong competition exists in each of our markets.

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

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs are becoming a more significant segment of the shell egg market.  During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.    For fiscal 2017, specialty eggs accounted for 43.6% of our shell egg dollar sales and 22.9% of our shell egg dozens sold, as compared to 29.1% of shell egg dollar sales and 22.9% of shell egg dozens sold in fiscal 2016.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 3.1% of shell egg dollar sales and 1.6% of shell egg dozens sold in fiscal 2017, compared with 2.7% of shell egg dollar sales and 2.0% of shell egg dozens sold in fiscal 2016.  We produce and process Egg-Land’s Best® and Land O’ Lakes® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 23.2% of our shell egg dollar sales in fiscal 2017, compared to 16.8% in fiscal 2016. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 12.5% of dozens sold for fiscal 2017, compared to 13.6% in fiscal 2016.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, free of animal fat and animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage-free hens that are provided with a diet of all grain, vegetarian feed.  We market organic, wholesome, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand, which consists of both caged and cage-free eggs.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 20.4% of our shell egg dollar sales in fiscal 2017, compared to 12.3% in fiscal 2016, and 10.4% of dozens sold for fiscal 2017, compared to 9.3% for fiscal 2016.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2017 egg products represented approximately 2% of our net sales compared with approximately 4% in fiscal 2016.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through our wholly owned subsidiary American Egg Products, LLC located in Blackshear, Georgia and our consolidated subsidiary Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2016, 56  producers with one million or more layers owned 97% of the 318.6 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

Patents and Trade Names.  We own the trademarks Farmhouse®, Sunups®, Sunny Meadow® and 4Grain®. We do not own any patents or proprietary technologies. We produce and market Egg-Land's Best® and Land O’ Lakes® branded eggs under license agreements with EB.  We believe these trademarks and license agreements are important to our business.  We do not know of any infringing uses that would materially affect the use of these trademarks, and we actively defend and enforce them.

Government Regulation.  Our facilities and operations are subject to regulation by various federal, state, and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), USDA, Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration and corresponding state agencies, among others. The applicable regulations relate to grading, quality control, labeling, sanitary control and reuse or disposal of waste. Our shell egg facilities are subject to periodic USDA, FDA and EPA inspections. Our feed production facilities are subject to FDA regulation and inspections. In addition, we maintain our own inspection program to ensure compliance with our own standards and customer specifications. We are not aware of any major capital expenditures necessary to comply with current statutes and regulations; however, there can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations in the future.  In addition, rules are often proposed that, if adopted as proposed, could increase our costs. For example, in April 2016 the USDA Agricultural Marketing Service proposed rules that, if adopted, will change requirements, and increase our costs to produce organic eggs. As of July 2017, the proposed rules have not become effective.

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

Employees.  As of June 3, 2017, we had 3,578 employees, of whom 2,976 worked in egg production, processing and marketing, 178 worked in feed mill operations and 424 were administrative employees, including our executive officers.  Approximately 3.9% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

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

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On June 2, 2017, the last sale price of our Common Stock on NASDAQ was $38.55 per share.  Our fiscal year 2017 ended June 3, 2017, and the first three fiscal quarters of fiscal 2017 ended August 27, 2016, November 26, 2016, and February 25, 2017.  All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside our control.  As a result, our prior performance should not be presumed to be an accurate indication of future performance. Small increases in production, or small decreases in demand, can have a large adverse effect on shell egg prices. Low shell egg prices adversely effect our revenues and profits.

Market prices for wholesale shell eggs have been volatile. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to then historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  After calendar 2006, supplies were more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching new highs in 2014.  In 2015, egg prices rose again in large part due to a decrease in supply caused by the avian influenza outbreak in the upper Midwestern U.S. from April to June 2015. While the AI outbreak significantly impacted the supply and prices of eggs, there were  no positive tests for AI at any of our locations.  The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 during August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index hit a decade-low level in our fiscal 2016 fourth quarter. During our first quarter of fiscal 2017 it increased slightly, but remained at significantly lower levels than the corresponding period of last year.  During our fiscal 2017 second quarter, it returned to and dropped below the low levels seen during the fiscal 2016 fourth quarter. Early in our fiscal 2017 third quarter we saw a significant increase but prices dropped again after Christmas. During our fiscal 2017 fourth quarter, it dropped yet again and approached the record low levels of the fiscal 2017 second quarter.  According to Nielsen data, retail customer demand for shell eggs has remained strong. The USDA reports that egg export demand has improved since the beginning of fiscal 2017; however, it has still not fully recovered from levels prior to the AI outbreak. We have experienced reduced demand for egg products, as many of our commercial customers reformulated their products to use fewer eggs when prices spiked and have been slow to resume previous egg usage. Together, these factors have created an oversupply of eggs, with continued pressure on market prices. We expect the egg markets to remain under pressure and do not expect to see meaningful improvement until there is a better balance of supply and demand.

Shell egg prices are also impacted by seasonal fluctuations. Retail sales of shell eggs are greatest during the fall and winter months and lowest in the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

A decline in consumer demand for shell eggs can negatively impact our business.

We believe fast food restaurant consumption, high protein diet trends, industry advertising campaigns, and improved nutritional reputation of eggs related to better scientific understanding of the role of cholesterol in diets have all contributed to shell egg demand. However, there can be no assurance that the demand for shell eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, as well as movement away from high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and increases in these costs can adversely impact our results of operations.

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 58% to 69% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We produced approximately 84%  and 78% of the total number of shell eggs we sold in fiscal 2017 and fiscal 2016, respectively, and purchased the remainder from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in sufficient quantities and satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

Our acquisition growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy, which includes acquisitions of other companies engaged in the production and sale of shell eggs. In fiscal year 2017, we completed the purchase of the substantially all of the egg production assets of Foodonics International Inc. and of Happy Hen Egg Farm, Inc. Acquisitions require capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were unknown to us at the time of acquisition. We could incur significantly greater expenditures in integrating an acquired business than we anticipated at the time of its purchase. We cannot assure you that we:

•	will identify suitable acquisition candidates;

•	can consummate acquisitions on acceptable terms;

•	can successfully integrate an acquired business into our operations; or

•	can successfully manage the operations of an acquired business.

No assurance can be given that companies we acquire in the future will contribute positively to our results of operations or financial condition. In addition, federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance.

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

For the fiscal years 2017, 2016, and 2015, two customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 28.9%,  28.9%, and 25.7% of our net sales dollars, respectively.  For fiscal years 2017, 2016, and 2015, our top ten customers accounted for 69.5%,  70.6%, and 67.9% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our large customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition, and reputation.  Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control, and waste disposal. As a fully-integrated shell egg producer, our shell egg facilities are subject to regulation and inspection by the USDA, EPA, and FDA, as well as regulation by various state and local health and agricultural agencies, among others. All of our shell egg production and feed mill facilities are subject to FDA regulation and inspections. In addition, rules are often proposed that, if adopted as proposed, could increase our costs. For example, in April 2016 the USDA Agricultural Marketing Service proposed rules that, if adopted, would change requirements, and increase our costs to produce organic eggs. As of July 2017, the proposed rules have not become effective.

Our operations and facilities are subject to various federal, state and local environmental, health, and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal, and remediation of hazardous materials. Under these laws and regulations, we are required to obtain permits from governmental authorities, including, but not limited to pollution/wastewater discharge permits.

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

Shell eggs and shell egg products are vulnerable to contamination by pathogens such as Salmonella.  Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  In addition, products purchased from other producers could contain contaminants that might be inadvertently redistributed by us.  As such, we might decide or be required to recall a product if we or regulators believe it poses a potential health risk.  We do not maintain insurance to cover recall losses.  Any product recall could result in a loss of consumer confidence in our products, adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

Agricultural risks, including outbreaks of avian disease, could harm our business.

Our shell egg production activities are subject to a variety of agricultural risks. Unusual or extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute.  The Company maintains controls and procedures to reduce the risk of exposing our flocks to harmful diseases.  Despite our efforts, outbreaks of avian disease can still occur and may adversely impact the health of our flocks.  An outbreak of avian disease could have a material adverse impact on our financial results by increasing government restrictions on the sale and distribution of our products.  Negative publicity from an outbreak within our industry can negatively impact customer perception, even if the outbreak does not directly impact our flocks.  If a substantial portion of our production facilities are affected by any of these factors in any given quarter or year, our business, financial condition, and results of operations could be materially and adversely affected.

From April through June 2015,  our industry experienced a significant avian influenza outbreak, primarily in the upper Midwestern U.S.  Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  The affected laying hens were either destroyed by the disease or euthanized.  The effect this outbreak had on our industry and our company is discussed throughout this report.  There have been no positive tests for avian influenza at any of our locations. We have significantly increased the biosecurity measures at all of our facilities; however we cannot be certain that our flocks will not be affected by AI or other diseases in the future.

Our business is highly competitive.

The production and sale of fresh shell eggs, which accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of competitors that may prove to be more successful than we are in marketing and selling shell eggs. We cannot provide assurance that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations, and financial condition.

Pressure from animal rights groups regarding the treatment of animals may subject us to additional costs to conform our practices to comply with developing standards or subject us to marketing costs to defend challenges to our current practices and protect our image with our customers.

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals ("PETA"), and the Humane Society of the United States ("HSUS"), to require all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards typically require minimum cage space for hens, among other requirements, but some of these groups have made legislative efforts to ban any form of caged housing in various states.  California’s Proposition 2 and Assembly Bill 1437 was effective January 1, 2015, and did increase the cost of production in that State and for producers who sell there.  During our fiscal 2016, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.  Changing our procedures and infrastructure to conform to these types of laws or anticipated customer demand for these types of guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including capital and operating cost increases from housing and husbandry practices and modification of existing or construction of new facilities, and the increased cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will incur, in the future.

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

Fred R. Adams, Jr., our Founder and Chairman Emeritus, and his spouse own 27.8% of the outstanding shares of our Common Stock, which has one vote per share.  In addition, Mr. Adams and his spouse own 74.7% and his son-in-law, Adolphus B. Baker, our President, Chief Executive Officer and Chairman of the Board, and his spouse own 25.3% of the outstanding shares of our Class A Common Stock, which has ten votes per share. Mr. Baker and his spouse also own 1.4% of the outstanding shares of our Common Stock. A conservatorship has been established to manage Mr. Adams’ affairs, with his spouse and Mr. Baker as co-conservators, as a result of the impairment of Mr. Adams’ health related to his previously disclosed stroke.  Mr. Adams continues to consult actively and regularly with the Company and it is expected that he will continue to do so for as long as he is able.  As a result of the conservatorship, as of July 1, 2017, Mr. Adams, his spouse, and Mr. Baker possessed 52.3%, and Messrs. Adams and Baker and their spouses collectively possessed 66.2%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock. These stockholdings include shares of our Common Stock accumulated under our employee stock ownership plan for the respective accounts of Messrs. Adams and Baker and Mr. Baker’s spouse.

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

Current and future litigation could expose us to significant liabilities and adversely affect our business reputation.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of June 3, 2017, we had $35.5 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business.  For example, we own the trademarks Farmhouse®,  Sunups®,  Sunny Meadow® and 4Grain®.  We also produce and market Egg-Land’s Best® and Land O’ Lakes® under license agreements with EB.  We have invested a significant amount of money in establishing and promoting our trademarked brands.  The loss or expiration of any intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products substantially similar to those we offer.  This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, ransomware, security breaches or cyber incidents such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises.

A security breach of such information could result in damage to our reputation and negatively impact our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

We currently participate in several joint ventures and may participate in other joint ventures in the future. We could be adversely affected if any of our joint venture partners are unable or unwilling to fulfill their obligations or if we have disagreements with any of our joint venture partners that are not satisfactorily resolved.

We currently have investments in and commitments to several joint ventures and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital and we may have little or no control over the amount or timing of these obligations. If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any unresolved disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects, or we may be required to write down our investments at amounts that could be significant.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of June 3, 2017, the facilities included three breeding facilities, two hatcheries, six wholesale distribution centers, 22 feed mills, 44 shell egg production facilities, 26 pullet growing facilities, 42 processing and packing facilities, and one egg products facility.  We also own a significant interest in a company that owns an egg products facility, which is consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of June 3, 2017, we owned approximately 27,001 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 25.2 million pullets annually, house 43.2 million laying hens, and control the production of 39.2 million layers, with the remainder controlled by contract growers. We own mills that can produce 746 tons of feed per hour, and processing facilities capable of processing 16,260 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $310.5 million.

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

The Judicial Panel on Multidistrict Litigation consolidated all of the putative class actions (as well as certain other cases in which the Company was not a named defendant) for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. The Pennsylvania court organized the putative class actions around two groups (direct purchasers and indirect purchasers) and named interim lead counsel for the named plaintiffs in each group.

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

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law. However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction. The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015. The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs filed their reply memorandum on December 11, 2015, and on March 7, 2017, the Court heard arguments on the renewed motion for injunctive class certification. On June 27, 2017, the Court denied plaintiffs’ renewed motion for injunctive class certification. The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes. On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class. On July 11, 2017 the plaintiffs filed a petition with the Third Circuit asking the court to hear an appeal of the June 27 order denying plaintiffs’ renewed motion for injunctive class certification. On July 21, 2017, the Company joined other defendants in a response filed with the Third Circuit opposing the plaintiffs' petition.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against United Egg Producers (UEP) animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages on purchases of eggs from non-defendants and cannot recover any relief on eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers (an industry cooperative of which the Company is a member) may invoke the defense at trial but that UEP (another industry cooperative of which the Company is a member) cannot. The Capper-Volstead defense is a defense pursuant to the Capper-Volstead Act (the Co-operative Marketing Associations Act), enacted by Congress in 1922, which gives certain associations of farmers certain exemptions from antitrust laws. On October 4, 2016, certain direct action plaintiffs (Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company) filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Order dated September 6, 2016, granting defendants’ motion for summary judgment and dismissing with prejudice all claims based on the purchase of egg products. These plaintiffs filed their opening brief on March 7, 2017. The defendants filed their response brief on April 20. These plaintiffs filed their reply brief on May 18. The court of appeals heard oral argument on July 11, 2017, but has not issued a ruling. On November 22, 2016, the non-class plaintiffs filed a motion asking the Court to hold a status conference and asking the court to set the non-class cases for trial in June of 2017. The parties in all of the remaining class and non-class cases submitted several different proposed trial schedules to the court, and a status conference was held on February 9, 2017. A trial date has not yet been set.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.  The closing price for our Common Stock on July 17, 2017 was $35.55 per share. The following table sets forth the high and low daily sales prices and dividends per share for each of the four quarters of fiscal 2016 and fiscal 2017.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low	Dividends (1)

May 28, 2016	First Quarter	$57.94	$44.13	$0.983
	Second Quarter	63.25	50.27	0.751
	Third Quarter	56.50	44.94	0.441
	Fourth Quarter	55.43	44.65	—

June 3, 2017	First Quarter	$45.75	$40.11	$—
	Second Quarter	46.15	36.50	—
	Third Quarter	45.45	37.95	—
	Fourth Quarter	41.25	36.35	—

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock.  All outstanding Class A shares are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus, his son-in-law Adolphus Baker, and their spouses.  For additional information about our capital stock, see Note 14 to the Notes to Consolidated Financial Statements in this report.

Issuer Purchases of Equity Securities

There were no purchases of our Common Stock made by or on behalf of our company or any affiliated purchaser during our fiscal 2017 fourth quarter.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Total Return, and the NASDAQ 100 Total Return for the five years ended June 3, 2017. As the only publicly held company in the shell egg business, the Company uses the NASDAQ 100 Total Return index in lieu of a published industry index or peer group. The graph assumes $100 was invested on June 2, 2012 in the stock or index. Each date plotted indicates the last day of a fiscal quarter.

Stockholders

At July 17, 2017, there were approximately 333 record holders of our Common Stock and approximately 47,927 beneficial owners whose shares were held by nominees or broker dealers.

Dividends

Cal-Maine has a dividend policy adopted by its Board of Directors.  Pursuant to the policy, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  At June 3, 2017, cumulative losses that must be recovered prior to paying a dividend were $74.7 million. The Company’s loan agreements provide that unless otherwise approved by its lenders, the Company must limit dividends paid in any quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income, which dividends are allowed to be paid if there are no events of default.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 3, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	—	$—	503,242
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	503,242

(a)	There were no outstanding options, warrants or rights as of June 3, 2017. There were 247,735 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of June 3, 2017.

(b)	There were no outstanding options, warrants or rights as of June 3, 2017.

(c)	Shares available for future issuance as of June 3, 2017 under our 2012 Omnibus Long-Term Incentive Plan.

For additional information, see Note 11 to Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
Statement of Operations Data (in thousands, except per share data)	June 3, 2017 ^	May 28, 2016	May 30, 2015	May 31, 2014 *	June 1, 2013 †
	53 wks	52 wks	52 wks	52 wks	52 wks
Net sales	$1,074,513	$1,908,650	$1,576,128	$1,440,907	$1,288,104
Cost of sales	1,028,963	1,260,576	1,180,407	1,138,143	1,073,555
Gross profit	45,550	648,074	395,721	302,764	214,549
Selling, general and administrative	173,980	177,760	160,386	156,712	126,956
Loss (gain) on disposal of fixed assets	3,664	(1,563)	568	651	1,496
Legal settlement expense	—	—	—	—	28,000
Operating income (loss)	(132,094)	471,877	234,767	145,401	58,097
Other income (expense):
Interest income (expense), net	2,785	3,158	(515)	(2,656)	(3,906)
Equity in income of affiliates	1,390	5,016	2,657	3,512	3,480
Patronage dividends	7,665	6,930	6,893	6,139	14,300
Other, net	5,960	268	2,747	9,446	3,597
Total other income	17,800	15,372	11,782	16,441	17,471
Income (loss) before income tax and noncontrolling interest	(114,294)	487,249	246,549	161,842	75,568
Income tax expense (benefit)	(39,867)	169,202	84,268	52,035	24,807
Net income (loss) including noncontrolling interest	(74,427)	318,047	162,281	109,807	50,761
Less: Net income (loss) attributable to noncontrolling interest	(149)	2,006	1,027	600	338
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(74,278)	$316,041	$161,254	$109,207	$50,423
Net income (loss) per common share:
Basic	$(1.54)	$6.56	$3.35	$2.27	$1.05
Diluted	$(1.54)	$6.53	$3.33	$2.26	$1.05
Cash dividends per common share	$—	$2.18	$1.11	$0.73	$0.38
Weighted average shares outstanding:
Basic	48,362	48,195	48,136	48,095	47,967
Diluted	48,362	48,365	48,437	48,297	48,088
Balance Sheet Data (in thousands)
Working capital	$371,527	$542,832	$407,418	$354,743	$304,681
Total assets	1,033,094	1,111,765	928,653	811,661	745,627
Total debt (including current maturities)	10,939	25,570	50,860	61,093	65,020
Total stockholders’ equity	844,493	917,361	704,562	594,745	518,044

Operating Data:
Total number of layers at period-end (thousands)	36,086	33,922	33,696	32,372	30,967
Total shell eggs sold (millions of dozens)	1,031.1	1,053.6	1,063.1	1,013.7	948.5

^
Results for fiscal 2017 include the results of operations (subsequent to acquisition) of the commerical egg assets acquired from Foodonics International, Inc., which were consolidated with our operations as of October 16, 2016, and the commercial egg assets of Happy Hen Egg Farms, Inc., which were consolidated with our operations as of February 19, 2017.

*
Results for fiscal 2014 include the results of operations (subsequent to acquisition) of our joint venture partner’s 50% interest in Delta Egg Farm, LLC, which was consolidated with our operations as of March 1, 2014.  Prior to March 1, 2014, our equity in earnings in Delta Egg Farm, LLC are included in Equity in income of affiliates.

†
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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 3, 2017 (53 weeks),  May 28, 2016 (52 weeks), and May 30, 2015 (52 weeks) for the most recent three fiscal years.

Our operations are fully integrated.  We hatch chicks, grow and maintain flocks of pullets (female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process and distribute shell eggs. We are the largest producer and marketer of shell eggs in the U.S.  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2005-2017 ranged from a low of $0.72 during fiscal 2005 to a high of $2.97 during fiscal 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  There were no positive tests for AI at any of our locations. Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  During April through June 2015, the affected laying hens were either destroyed by the disease or euthanized. The USDA data showed the supply of laying hens decreased substantially. Since that time, it began to recover and eventually exceed pre-AI levels by late 2016. In February 2017, the USDA issued revised data that showed the size of the laying hen flock for calendar years 2015 and 2016 was meaningfully higher in both years than previously reported.

Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index ("UB index") hit a decade-low level in our fiscal 2016 fourth quarter. During our first quarter of fiscal 2017 it increased slightly, but remained at significantly lower levels than the corresponding period of last year.  During our fiscal 2017 second quarter, the UB index returned to and dropped below the low levels seen during the fiscal 2016 fourth quarter. Early in our fiscal 2017 third quarter we saw a significant increase, but prices dropped after Christmas. During our fiscal 2017 fourth quarter, the UB index dropped again and approached the record low levels of the fiscal 2017 second quarter.

According to Nielsen data, retail customer demand for shell eggs has remained strong. The USDA reports that egg export demand has improved since the beginning of fiscal 2017; however, it has still not fully recovered from levels prior to the AI outbreak. Additionally, the industry experienced reduced demand for egg products, as many commercial customers reformulated their products to use fewer eggs when prices spiked and have been slow to resume previous egg usage. Together with the increased supply of laying hens, these factors have created an oversupply of eggs, with continued pressure on market prices. Accordingly, our net average selling price per dozen shell eggs for fiscal 2017 was $1.007 compared to $1.735 for fiscal 2016. Recent USDA reports show the chick hatch has been trending down, suggesting there may be a moderation in the size of the laying hen flock as the year progresses.  We expect the egg markets to remain under pressure and we do not expect meaningful price improvement until there is a better balance of supply and demand.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. They have been a significant and growing segment of the market in recent years. During our fiscal 2016 an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

For fiscal 2017, we produced approximately 84% of the total number of shell eggs sold by us, with approximately 8% of such shell egg production provided by contract producers. Contract producers utilize their facilities to produce shell eggs from layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2017, approximately 16% of the total number of shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuation.  For fiscal 2017, feed costs averaged about 58% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For our last five fiscal years, average feed cost per dozen sold ranged from a low of $0.40 in fiscal 2017 to a high of $0.54 in fiscal 2013.  The cost of our primary feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. Subsequent to our fiscal year end, grain prices have increased and we expect this volatility to continue in fiscal 2018. In spite of this volatility, we expect to have an adequate supply of our primary feed ingredients in fiscal 2018.

During the second quarter of fiscal 2017, the Company acquired substantially all of the egg production assets and assumed certain liabilities of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company (collectively, "Foodonics") for $68.6 million of cash and $3.0 million of deferred purchase price. The acquired assets include commercial egg production and processing facilities with capacity for 1.6 million laying hens, contract grower arrangements for an additional 1.5 million laying hens, and related feed production, and distribution facilities in Georgia, Alabama, and Florida. The Company acquired Foodonics' interest in American Egg Products, LLC ("AEP") and the Eggland's Best franchise with licensing rights for certain markets in Alabama, Florida, and Georgia as well as Puerto Rico, Bahamas and Cuba. The Company now owns 100% of AEP. The acquired operations of Foodonics are included in the accompanying financial statements as of October 16, 2016.

During the third quarter of fiscal 2017, the Company acquired substantially all of the egg production, processing and distribution assets of Happy Hen Egg Farms, Inc. and its affiliates (collectively, "Happy Hen") for $17.2 million. The assets include commercial egg production and processing facilities with current capacity for 350,000 laying hens and related distribution facilities located near Harwood and Wharton, Texas. The site is designed for capacity of up to 1.2 million laying hens. The operations of Happy Hen are included in the accompanying financial statements as of February 19, 2017. The Company closed this acquisition on March 3, 2017.

We effected a 2-for-1 stock split for shares of our common stock and Class A common stock in October 2014, and all per share amounts in this report have been adjusted as necessary to reflect the split.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	June 3, 2017	May 28, 2016	May 30, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	95.8%	66.0%	74.9%
Gross profit	4.2%	34.0%	25.1%
Selling, general and administrative	16.2%	9.3%	10.2%
Loss (gain) on disposal of fixed assets	0.3%	(0.1)%	—%
Operating income (loss)	(12.3)%	24.8%	14.9%
Other income	1.7%	0.8%	0.7%
Income (loss) before income taxes and noncontrolling interest	(10.6)%	25.6%	15.6%
Income tax expense (benefit)	(3.7)%	8.9%	5.3%
Net income (loss) including noncontrolling interest	(6.9)%	16.7%	10.3%
Less: Net income (loss) attributable to noncontrolling interest	—%	0.1%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	(6.9)%	16.6%	10.2%

Executive Overview of Results – June 3, 2017,  May 28, 2016, and May 30, 2015

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

Fiscal Year ended	June 3, 2017	May 28, 2016	May 30, 2015
Net income (loss) attributable to Cal-Maine Foods, Inc. - (in thousands)	$(74,278)	$316,041	$161,254
Gross profit (in thousands)	45,550	648,074	395,721
Net average shell egg selling price (rounded)	1.01	1.74	1.43
Average Urner Barry Spot Egg Market Quotations1	0.85	1.79	1.53
Feed cost per dozen produced	0.399	0.414	0.439

1-	Average Thursday price for the large market (i.e. generic shell eggs) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability have often reflected increased consumer demand relative to supply while the periods of significant loss have often reflected excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2015 and 2016, our net average net selling price increased, reflecting strong demand for shell eggs across our markets as well as supply constraints resulting from the outbreak of avian influenza ("AI"), and feed costs decreased over the previous year.  In fiscal 2017, our net average selling price and dozens sold decreased over the previous year primarily due to oversupply of eggs resulting from the repopulation of the national flock of laying hens to levels exceeding the pre-AI flock and a reduced demand for egg products.  In fiscal 2017, feed costs continued to decrease over prior years. Gross profit and net income for fiscal 2017 decreased significantly compared to the prior year, primarily due to decreased selling prices.

Fiscal Year Ended June 3, 2017 Compared to Fiscal Year Ended May 28, 2016

NET SALES

In fiscal 2017, approximately 98% of our net sales consisted of shell eggs and approximately 2% was egg products.  Net sales for the fiscal year ended June 3, 2017 were $1,074.5 million, a decrease of $834.2 million, or 43.7%, from net sales of $1,908.7 million for fiscal 2016.  In fiscal 2017 total dozens of eggs sold decreased and egg selling prices decreased as compared to fiscal 2016. In fiscal 2017 total dozens of shell eggs sold were 1,031.1 million, a decrease of 22.5 million dozen, or  2.1%, compared to 1,053.6 million sold in fiscal 2016 resulting in a decrease in net sales of $22.6 million for fiscal 2017 compared with the prior year. We believe the decrease was primarily due to an oversupply of eggs in fiscal 2017 contrasted with fiscal 2016 in which we experienced supply constraints resulting from the AI outbreak.  Our average selling price of shell eggs decreased from $1.735 per dozen for fiscal 2016 to $1.007 per dozen for fiscal 2017, a decrease of $0.728 per dozen, or 42.0%, primarily reflecting pressure on market prices induced by the oversupply of eggs compared with the prior year in which we experienced higher egg prices resulting from the AI outbreak.  The decrease in sales price in fiscal 2017 from fiscal 2016 resulted in a corresponding decrease in net sales of approximately $750.7 million.  The remainder of our decrease in net sales was the result of decreased sales of egg products which is discussed later in this section.  Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended				Quarters Ended
	(53 weeks)		(52 weeks)		(14 weeks)		(13 Weeks)
	June 3, 2017		May 28, 2016		June 3, 2017		May 28, 2016
	(Amounts in thousands)				(Amounts in thousands)
Total net sales	$1,074,513		$1,908,650		$274,584		$303,020

Non-specialty shell egg sales	548,858	52.3%	1,243,377	67.7%	145,454	54.3%	163,882	55.6%
Specialty shell egg sales	457,617	43.6%	534,754	29.1%	112,744	42.0%	118,356	40.2%
Co-pack specialty shell egg sales	32,689	3.1%	49,282	2.7%	7,198	2.7%	9,021	3.1%
Other sales	10,423	1.0%	10,533	0.5%	2,594	1.0%	3,245	1.1%
Net shell egg sales	$1,049,587	100.0%	$1,837,946	100.0%	$267,990	100.0%	$294,504	100.0%
Net shell egg sales as a percent of total net sales		98%		96%		98%		97%
Dozens sold:
Non-specialty shell egg	778,538	75.5%	791,058	75.1%	207,428	76.0%	189,850	75.0%
Specialty shell egg	236,067	22.9%	241,603	22.9%	61,862	22.7%	58,856	23.3%
Co-pack specialty shell egg	16,525	1.6%	20,936	2.0%	3,725	1.3%	4,371	1.7%
Total dozens sold	1,031,130	100.0%	1,053,597	100.0%	273,015	100.0%	253,077	100.0%

Net average selling price per dozen:
All shell eggs	$1.007		$1.735		$0.973		$1.152
Non-specialty shell eggs	$0.705		$1.572		$0.701		$0.863
Specialty shell eggs	$1.939		$2.213		$1.823		$2.011

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2017, non-specialty shell eggs represented approximately 52.3% of our shell egg revenue, compared to 67.7% for fiscal 2016, reflecting the large decrease in net average selling price for non-specialty eggs from $1.572 per dozen in fiscal 2016 to $0.705 per dozen in fiscal 2017.  Sales of non-specialty shell eggs accounted for approximately 75.5% and 75.1% of total shell egg volumes in fiscal 2017 and 2016, respectively.

For the fourteen-week period ended June 3, 2017, non-specialty shell eggs represented approximately 54.3% of our shell egg revenue, compared to 55.6% for the thirteen-week period ended May 28, 2016, reflecting the large decrease in net average selling price for non-specialty eggs during the current period compared to the same period of last year ($0.701 per dozen in the 2017 period compared to $0.863 per dozen in the 2016 period) partially offset by an increase in non-specialty dozens sold.   For the fourteen-week period ended June 3, 2017, non-specialty shell eggs accounted for approximately 76.0% of the total shell egg volume, compared to 75.0% for the thirteen-week period ended May

28, 2016. The volume increase for both non-specialty and specialty shell eggs for the fiscal 2017 fourth quarter reflected the extra week of production in the period.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold in fiscal 2017.  For fiscal 2017, specialty eggs accounted for 43.6% of shell egg revenue, compared to 29.1% in fiscal 2016. Specialty eggs accounted for 22.9% of shell egg volume in both fiscal 2017 and fiscal 2016.  Additionally, for fiscal 2017, specialty eggs sold through co-pack arrangements accounted for 3.1% of shell egg revenue, compared to 2.7% in fiscal 2016, and 1.6% of shell egg volume in fiscal 2017 compared to 2.0% in fiscal 2016.  Our net average selling price for specialty eggs was $1.939 per dozen for fiscal 2017 compared to $2.213 per dozen for fiscal 2016. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from these products. This effect was particularly evident in recent quarters as non-specialty egg prices declined more than specialty egg prices. However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.

For the fourteen-week period ended June 3, 2017, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 42.0% and 2.7%, of our shell egg revenue, compared to 40.2% and 3.1%, respectively, for the thirteen-week period ended May 28, 2016.   As previously discussed, selling prices for non-specialty eggs were lower during the current fiscal 2017 fourth quarter resulting in a larger percentage of our shell egg sales being attributable to the less cyclical specialty shell eggs.  For the fourteen-week period ended June 3, 2017, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 22.7% and 1.3% of the total shell egg volume, compared to 23.3% and 1.7%, respectively, for the thirteen-week period ended May 28, 2016. Our net average selling price for specialty eggs was $1.823 per dozen for the fiscal 2017 fourth quarter compared to $2.011 per dozen for the fiscal 2016 fourth quarter.

As previously disclosed, the loss of a portion of a major customer's co-pack business in the fourth quarter of fiscal 2016 also had a negative impact on our fiscal 2017 dozens sold and revenue.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiary American Egg Products, LLC (“AEP”) and our consolidated subsidiary Texas Egg Products, LLC (“TEP”).  For fiscal 2017 egg product sales were $24.9 million, a decrease of $45.8 million, or 64.7%, compared to $70.7 million for fiscal 2016.  Egg products volume for fiscal 2017 was 65.3 million pounds, an increase of 6.8 million pounds, or 11.6%, compared to 58.5 million pounds for fiscal 2016. In fiscal 2017, the selling price per pound was $0.382 compared to $1.213 for fiscal 2016, a decrease of 68.5%. The decrease in market prices for egg products in the current fiscal year is due to reduced demand for egg products and extraordinarily high prices for the prior fiscal year which reflected the shortage of supply caused by AI.

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

	Fiscal Year Ended			Quarter Ended
	(53 weeks)	(52 weeks)		(14 weeks)	(13 weeks)
(Amounts in thousands)	June 3, 2017	May 28, 2016	Percent Change	June 3, 2017	May 28, 2016	Percent Change
Cost of sales:
Farm production	$598,412	$562,521	6.4%	$159,482	$135,187	18.0%
Processing and packaging	202,225	184,586	9.6%	54,896	45,089	21.8%
Outside egg purchases and other	207,495	464,008	(55.3)%	41,663	75,311	(44.7)%
Total shell eggs	1,008,132	1,211,115	(16.8)%	256,041	255,587	0.2%
Egg products	19,766	48,584	(59.3)%	6,075	6,473	(6.1)%
Other	1,065	877	21.4%	462	280	65.0%
Total	$1,028,963	$1,260,576	(18.4)%	$262,578	$262,340	0.1%

Farm production cost (per dozen produced)
Feed	$0.399	$0.414	(3.6)%	$0.381	$0.396	(3.8)%
Other	0.294	0.279	5.4%	0.298	0.290	2.8%
Total	$0.693	$0.693	—%	$0.679	$0.686	(1.0)%

Outside egg purchases (average cost per dozen)	$1.01	$1.72	(41.3)%	$0.90	$1.11	(18.9)%

Dozen produced	870,252	819,307	6.2%	237,006	198,950	19.1%
Dozen sold	1,031,130	1,053,597	(2.1)%	273,015	253,077	7.9%

Cost of sales for the fiscal year ended June 3, 2017 was $1,029.0 million, a decrease of $231.6 million, or 18.4%, compared to 1,260.6 million for fiscal 2016.  Comparing fiscal 2017 to fiscal 2016, average cost per dozen purchased from outside shell egg producers and cost of feed ingredients decreased while dozens produced increased.  For the 2017 fiscal year we produced 84.4% of the eggs sold by us, as compared to 77.8% for the previous year. The increase is the result of our acquisitions and expansion projects completed at our existing facilties. Feed cost for fiscal 2017 was $0.399 per dozen, compared to 0.414 per dozen for the prior fiscal year, a decrease of 3.6%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $13.1 million for fiscal 2017 compared with fiscal 2016.

For the fourteen weeks ended June 3, 2017, compared to the thirteen weeks ended May 28, 2016, cost of sales increased $238,000, or 0.1%, from $262.3 million in the fourth quarter of fiscal 2016, to $262.6 million in the current period. Feed cost per dozen for the fourth quarter of fiscal 2017 was $0.381, compared to $0.396 for the same quarter of fiscal 2016, a decrease of 3.8%.

Gross profit, as a percentage of net sales, was 4.2% for fiscal 2017, compared to 34.0% for fiscal 2016. The decline resulted primarily from lower selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	53 Weeks	52 Weeks
(Amounts in thousands)	June 3, 2017	May 28, 2016	Change	Change
Specialty egg	$56,522	$61,294	$(4,772)	(7.8)%
Delivery expense	53,282	49,629	3,653	7.4%
Payroll and overhead	35,101	39,149	(4,048)	(10.3)%
Stock compensation	3,427	3,018	409	13.6%
Other expenses	25,648	24,670	978	4.0%
Total	$173,980	$177,760	$(3,780)	(2.1)%

Selling, general and administrative expenses ("SG&A"), which include costs of marketing, distribution, accounting and corporate overhead, were  $174.0 million in fiscal 2017, a decrease of $3.8 million, or 2.1%, compared to $177.8 million for fiscal 2016.  As a percent of net sales, selling, general and administrative expense increased from 9.3% in fiscal 2016 to 16.2% in fiscal 2017, due to the reduction of net sales in fiscal 2017.

The impact of the fiscal 2017 acquisitions was an $8.1 million increase in SG&A compared to fiscal 2016. The decrease in specialty egg expense for fiscal 2017 compared to fiscal 2016 is attributable to a 2.3% decrease in specialty shell egg dozens sold resulting in a decrease in advertising promotions and franchise expense.  Payroll and overhead decreased $4.0 million, or 10.3%, compared to the same period of last year primarily due to increased bonuses in the 2016 fiscal year and decreased bonuses in fiscal 2017, partially offset by fiscal 2017 having one more week than fiscal 2016.  As a percentage of net sales, payroll and overhead is 3.3% and 2.1% for fiscal 2017 and 2016, respectively.  As a percentage of net sales, delivery expense is 5.0% and 2.6% for fiscal 2017 and 2016, respectively, increasing due to the reduced net sales in the current fiscal year as well as a 4.1% increase due to the impact of the acquisitions.

	Quarters Ended
	14 Weeks	13 Weeks
(Amounts in thousands)	June 3, 2017	May 28, 2016	Change	Change
Specialty egg	$14,364	$13,768	$596	4.3%
Delivery expense	13,712	11,945	1,767	14.8%
Payroll and overhead	11,156	9,450	1,706	18.1%
Stock compensation	947	843	104	12.3%
Other expenses	7,816	6,398	1,418	22.2%
Total	$47,995	$42,404	$5,591	13.2%

SG&A expense was $48.0 million for the fourteen weeks ended June 3, 2017, an increase of $5.6 million, or 13.2%, compared to $42.4 million for the thirteen weeks ended May 28, 2016. The increase in specialty egg expense for the fiscal 2017 fourth quarter is attributable to a 5.1% increase in specialty egg dozens sold due to the extra week in the current fiscal quarter resulting in an increase in advertising promotions and franchise expense. Payroll and overhead increased $1.7 million, or 18.1%, compared to the same period of last year due to the Foodonics and Happy Hen acquisitions as well as the extra week in the fiscal 2017 fourth quarter, partially offset by reduced bonus accruals in 2017. Delivery expense increased $1.8 million for the fourteen weeks ended June 3, 2017 compared to the corresponding thirteen week period ended May 28, 2016, primarily due to the Foodonics acquisition. Other expenses for the fourteen weeks ended June 3, 2017 are up $1.4 million, or 22.2%, compared to the corresponding thirteen week period ended May 28, 2016, primarily due to an extra week in the current period, an increase in legal and audit fees in the current period, and the impact of the acquisitions.

LOSS (GAIN) ON DISPOSAL OF FIXED ASSETS

In fiscal 2017, we recorded a $3.7 million loss due to the retirement of layer houses at certain locations. In fiscal 2016 we recorded a gain on disposal of fixed assets of $1.6 million primarily due to the sale of property in Albuquerque, New Mexico.

OPERATING INCOME (LOSS)

As a result of the above, our operating loss was $132.1 million for fiscal 2017, compared to operating income of $471.9 million for fiscal 2016.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, interest income, patronage dividends, and equity in earnings of affiliates, among other items. Total other income for fiscal 2017 was $17.8 million compared to $15.4 million for fiscal 2016.  As a percent of net sales, total other income was 1.7% for fiscal 2017, compared to 0.8% for fiscal 2016.

The Company recorded interest income of $3.1 million in fiscal 2017, compared to $4.3 million for the same period of last year. We recorded interest expense of $1.4 million and $2.3 million, of which $1.1 million was capitalized in both fiscal 2017 and 2016.  Interest income from available for sale securities decreased due to lower average invested balances. The reduction of interest expense resulted from lower levels of outstanding debt.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc., increased $735,000 from $6.9 million in fiscal 2016 to $7.7 million in fiscal 2017.

Equity in income of affiliates for fiscal 2017 was $1.4 million compared to $5.0 million for fiscal 2016.  The decrease of $3.6 million is primarily due to losses at our Red River joint venture and decreased income from specialty egg sales in our other unconsolidated specialty egg joint ventures.

Other, net for fiscal 2017 was $6.0 million of income compared to $269,000 for fiscal 2016. The increase of $5.7 million is primarily due to our receipt in the fourth quarter of fiscal 2017 of payment of claims related to the Deepwater Horizon Economic and Property Damages Settlement Program. Our recovery, net of applicable fees, was $5.5 million.

INCOME TAXES

For the fiscal year ended June 3, 2017, our pre-tax loss was $114.3 million, compared to pre-tax income of $487.2 million for fiscal 2016. Income tax benefit of $39.9 million was recorded for fiscal 2017 with an effective income tax rate of 34.9%, compared to income tax expense of $169.2 million for fiscal 2016 with an effective income tax rate of 34.8%.

For the fourteen weeks ended June 3, 2017, our pretax loss was $33.2 million and our income tax benefit was $8.5 million with an effective income tax rate of 25.9%. The low effective rate is due to the Company’s decision to carry back fiscal 2017 net operating losses to recover a portion of taxes paid in fiscal 2015. The net operating loss carryback resulted in a $4.1 million decrease in the income tax benefit, as the carryback reduced fiscal 2015 taxable income and as a result reduced the benefit of domestic manufacturers deductions, a portion of which were therefore reversed in the fourth quarter of fiscal 2017.

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

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net loss attributable to noncontrolling interest for fiscal 2017 was $149,000 compared to net income of $2.0 million for fiscal 2016.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net loss for fiscal 2017 was $74.3 million, or $1.54 per basic and diluted share, compared to net income of $316.0 million, or $6.56 per basic share and $6.53 per diluted share for fiscal 2016.

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

	Fiscal Years Ended				Quarters Ended
	(52 weeks)				(13 weeks)
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015
	(Amounts in thousands)				(Amounts in thousands)
Total net sales	$1,908,650		$1,576,128		$303,020		$403,011

Non-specialty shell egg sales	1,243,377	67.7%	1,059,070	69.2%	163,882	55.6%	268,625	68.5%
Specialty shell egg sales	534,754	29.1%	416,127	27.2%	118,356	40.2%	110,696	28.2%
Co-pack specialty shell egg sales	49,282	2.7%	43,282	2.8%	9,021	3.1%	10,278	2.6%
Other sales	10,533	0.6%	11,769	0.8%	3,245	1.1%	2,710	0.7%
Net shell egg sales	$1,837,946	100.0%	$1,530,248	100.0%	$294,504	100.0%	$392,309	100.0%
Net shell egg sales as a percent of total net sales		96%		97%		97%		97%
Dozens sold:
Non- specialty shell egg	791,058	75.1%	830,770	78.1%	189,850	75%	204,138	77.1%
Specialty shell egg	241,603	22.9%	210,606	19.8%	58,856	23.3%	55,699	21%
Co-pack specialty shell egg	20,936	2%	21,710	2.1%	4,371	1.7%	5,046	1.9%
Total dozens sold	1,053,597	100%	1,063,086	100%	253,077	100%	264,883	100%

Net average selling price per dozen	$1.74		$1.43		$1.15		$1.47

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

For the thirteen-week period ended May 28, 2016, non-specialty shell eggs represented approximately 55.6% of our shell egg revenue, compared to 68.5% for the thirteen-week period ended May 30, 2015, reflecting the large decrease in net average selling price for non-specialty eggs during the fiscal 2016 fourth quarter compared to the same period of the prior year.   For the thirteen-week period ended May 28, 2016, non-specialty shell eggs accounted for approximately 75.0% of the total shell egg volume, compared to 77.1% for the comparable period of 2015.

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

For the thirteen-week period ended May 28, 2016, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 40.2% and 3.1%, of our shell egg revenue, compared to 28.2% and 2.6%, respectively, for the comparable period of fiscal 2015.   As previously discussed, selling prices for non-specialty eggs decreased during the fiscal 2016 fourth quarter resulting in a larger percentage of our shell egg sales being attributable to the less cyclical specialty shell eggs.  For the thirteen-week period ended May 28, 2016, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 23.3% and 1.7% of the total shell egg volume, compared to 21.0% and 1.9%, respectively, for the comparable period of fiscal 2015.

As discussed above, while egg prices increased substantially after the AI outbreak during the early part of our fiscal 2016, egg prices declined to a decade-low level during our fiscal 2016 fourth quarter, and were 21.7 percent lower than our average selling price in our fiscal 2015 fourth quarter.  In addition, our sales for the fourth quarter of fiscal 2016 reflect lower volumes primarily related to the loss of a portion of a major customer’s co-pack business.

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	May 28, 2016	May 30, 2015	Percent Change	May 28, 2016	May 30, 2015	Percent Change
Cost of sales:
Farm production	$562,521	$558,580	0.7%	$135,187	$138,580	(2.4)%
Processing and packaging	184,586	173,181	6.6%	45,089	45,056	0.1%
Outside egg purchases and other	464,008	413,863	12.1%	75,311	101,029	(25.5)%
Total shell eggs	1,211,115	1,145,624	5.7%	255,587	284,665	(10.2)%
Egg products	48,584	33,886	43.4%	6,473	8,640	(25.1)%
Other	877	897	(2.2)%	280	311	(10)%
Total	$1,260,576	$1,180,407	6.8%	$262,340	$293,616	(10.7)%

Farm production cost (per dozen produced)
Feed	$0.414	$0.439	(5.7)%	$0.396	$0.406	(2.5)%
Other	0.279	0.266	4.9%	0.29	0.272	6.6%
Total	$0.693	$0.705	(1.7)%	$0.686	$0.678	1.2%

Outside egg purchases (average cost per dozen)	$1.72	$1.41	22%	$1.11	$1.43	(22.4)%

Dozen produced	819,307	798,842	2.6%	198,950	201,763	(1.4)%
Dozen sold	1,053,597	1,063,086	(0.9)%	253,077	264,883	(4.5)%

Cost of sales for the fiscal year ended May 28, 2016 was $1,260.6 million, an increase of $80.2 million, or 6.8%, compared to $1,180.4 million for fiscal 2015.  Comparing fiscal 2016 to fiscal 2015, dozens produced and average cost per dozen purchased from outside shell egg producers increased while cost of feed ingredients decreased. During our fiscal 2016 we produced 77.8% of the eggs sold by us, as compared to 75.1% for fiscal 2015. Feed cost for fiscal 2016 was $0.414 per dozen, compared to $0.439 per dozen for the prior fiscal year, a decrease of 5.7%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $20.6 million for fiscal 2016 compared with 2015.

For the thirteen weeks ended May 28, 2016, compared to the same period of 2015, cost of sales decreased from $293.6 million in the fourth quarter of fiscal 2015, to $262.3 million in the fourth quarter of fiscal 2016.  This decrease of $31.3 million, or 10.7%, was primarily the result of decreased cost of outside egg purchases from $1.43 per dozen in the fourth quarter of fiscal 2015 to $1.11 in the comparable period of fiscal 2016.  Feed cost per dozen for the fourth quarter of fiscal 2016 was $0.396, compared to $0.406 for the same quarter of fiscal 2015, a decrease of 2.5%.

Gross profit increased from 25.1% of net sales for fiscal 2015, to 34.0% of net sales for fiscal 2016.  The improvement is the result of lower feed costs and increased egg selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
	52 Weeks
(Amounts in thousands)	May 28, 2016	May 30, 2015	Change	Change
Stock compensation expense	$3,018	$2,955	$63	2.1%
Specialty egg expense	61,294	53,966	7,328	13.6%
Payroll and overhead	39,149	31,965	7,184	22.5%
Other expenses	24,670	24,501	169	0.7%
Delivery expense	49,629	46,999	2,630	5.6%
Total	$177,760	$160,386	$17,374	10.8%

SG&A, which include costs of marketing, distribution, accounting and corporate overhead, were  $177.8 million in fiscal 2016, an increase of $17.4 million, or 10.8%, compared to $160.4 million for fiscal 2015.  The increase in specialty egg expense for fiscal 2016 compared to fiscal 2015 is attributable to a 14.7% increase in specialty shell egg dozens sold resulting in an increase in advertising promotions and franchise expense.  Payroll and overhead increased $7.2 million, or 22.5%, compared to the same period of prior year primarily due to increased bonus accruals in the 2016 fiscal year.  As a percentage of net sales, payroll and overhead is 2.1%  2.0% for fiscal 2016 and 2015, respectively.  As a percentage of net sales, delivery expense is 2.6% and 3.0% for fiscal 2016 and 2015, respectively.  As a percent of net sales, selling, general and administrative expense decreased from 10.2% in fiscal 2015 to 9.3% in fiscal 2016.

	Quarters Ended
	13 Weeks
(Amounts in thousands)	May 28, 2016	May 30, 2015	Change	Change
Stock compensation expense	$843	$1,290	$(447)	(34.7)%
Specialty egg expense	13,768	14,217	(449)	(3.2)%
Payroll and overhead	9,450	8,920	530	5.9%
Other expenses	6,398	6,679	(281)	(4.2)%
Delivery expense	11,945	11,738	207	1.8%
Total	$42,404	$42,844	$(440)	(1)%

SG&A expense was $42.4 million for the thirteen-week period ended May 28, 2016, a decrease of $440,000, or 1.0%, compared to $42.8 million for the thirteen-week period ended May 30, 2015.

LOSS (GAIN) ON DISPOSAL OF FIXED ASSETS

In fiscal 2016 we recorded a gain on the disposal of fixed assets of $1.6 million due to the sale of property in Albuquerque, New Mexico, compared with a loss on the disposal of fixed assets of $568,000 in fiscal 2015.

OPERATING INCOME

As a result of the above, our operating income was $470.3 million for fiscal 2016, compared to $235.3 million for fiscal 2015.  Operating income as a percent of net sales was 24.7% and 14.9% for fiscal 2016 and 2015, respectively.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, interest income, patronage dividends, and equity in earnings of affiliates, among other items. Total other income for fiscal 2016 was $15.4 million compared to $11.8 million for fiscal 2015.  As a percent of net sales, total other income was 0.8% for fiscal 2016, compared to 0.7% for fiscal 2015.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for fiscal 2016 was $2.0 million compared to $1.0 million for fiscal 2015.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2016 was $316.0 million, or $6.56 per basic share and $6.53 per diluted share, compared to $161.3 million, or $3.35 per basic share and $3.33 per diluted share for fiscal 2015.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at June 3, 2017 was $371.5 million, compared to $542.8 million at May 28, 2016. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 6.74 at June 3, 2017 compared to 7.50 at May 28, 2016. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have $3.7 million in outstanding standby letters of credit, which are collateralized with cash.  Our long-term debt and capital leases at June 3, 2017, including current maturities, amounted to $10.9 million, compared to $25.6 million at May 28, 2016.  See Note 9 in the Notes to Consolidated Financial Statements for information regarding our long-term debt instruments.

Net cash used in operating activities was $49.3 million for fiscal year 2017 compared with net cash provided by operating activities of $381.8 million for fiscal year 2016.  Decreased gross profit margins resulting from lower egg prices contributed greatly to our decrease in cash flow from operations.

For fiscal 2017, approximately $251.7 million was provided from the sale of short-term investments, $29.8 million was used to purchase short-term investments and net payments of $6.6 million were received from notes receivable and investments in affiliates.   We used $85.8 million to acquire assets from Foodonics and Happy Hen. We invested $19.9 million in the Red River Valley Egg Farm LLC joint venture.  For additional information see Note 3 to Notes to Consolidated Financial Statements.  Approximately $66.7 million was used to purchase property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $16.5 million was used for principal payments on long-term debt.  The net result of these and other activities was a decrease in cash of $11.5 million from May 28, 2016.

For the fiscal year ended May 28, 2016, $381.8 million in net cash was provided by operating activities. This compares to $195.3 million of net cash provided by operating activities for the fiscal year ended May 30, 2015.  Improved gross profit margins contributed greatly to our positive cash flow from operations in fiscal 2016 compared to fiscal 2015.  As discussed above, our gross profit margins increased in fiscal 2016 primarily as a result of an increase in egg prices and a decrease in feed costs compared to fiscal 2015.

For fiscal 2016, approximately $292.5 million was provided from the sale of short-term investments, $403.2 million was used to purchase short-term investments and net payments of $5.4 million were received from notes receivable and investments in affiliates.   We invested $34.0 million in the Red River Valley Egg Farm LLC joint venture.  Approximately $76.1 million was used to purchase property, plant and equipment.  Approximately $120.9 million was used to pay dividends on common stock and $25.3 million was used for principal payments on long-term debt.  The net result of these and other activities was an increase in cash of $20.4 million from May 30, 2015.

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 3, 2017, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including through our previously discussed Red River joint venture. We have contributed $53.9 million to the joint venture to fund our share of construction, startup costs, and operating losses. We estimate that we will make additional contributions of approximately $8 million to fund our share of remaining construction costs. Additionally, the following table represents material construction projects approved as of July 20, 2017 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of June 3, 2017	Remaining Projected Cost
Refurbish Cage-Free Layer Houses	Shady Dale, GA	July 2017	$5,264	$4,898	$366
Cage-Free Layer Houses	Lake City, FL	July 2017	8,785	8,415	370
Convertible/Cage-Free Layer Houses	Green Forest, AR	September 2017	8,991	8,583	408
Cage-Free Layer Houses	South Texas	September 2017	4,104	3,404	700
Layer Complex Improvements	Bethune, SC	September 2017	1,758	1,605	153
Convertible/Cage-Free Layer House with Pullets	South Texas	September 2017	12,350	11,350	1,000
Convertible/Cage-Free Layer Houses with Pullets	Guthrie, KY	January 2018	13,252	9,841	3,411

			$54,504	$48,096	$6,408

Looking forward to the next fiscal year, we believe current cash balances, investments, borrowing capacity, and cash flows from operations will be sufficient to fund our current and projected capital needs.

CONTRACTUAL OBLIGATIONS

The following table summarizes by fiscal year the future estimated cash payments, in thousands, to be made under existing contractual obligations. Further information on debt obligations is contained in Note 9, and on lease obligations in Note 8, in the Notes to the Consolidated Financial Statements.

	Total	2018	2019	2020	2021	2022	Thereafter
Long-Term Debt & Capital Leases (Principal)	$10,939	$4,826	$3,533	$1,696	$205	$215	$464
Long-Term Debt & Capital Leases (Interest)	901	506	247	70	34	25	19
Operating Leases	1,182	502	208	162	160	150	—
Total	$13,022	$5,834	$3,988	$1,928	$399	$390	$483

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

INTANGIBLE ASSETS

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles. They are amortized over their estimated useful lives of 3 to 25 years.   The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use.

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  These investments are recorded using the cost or equity method, and are not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $65.7 million at June 3, 2017. The combined total assets and total liabilities of these companies were approximately $299.9 million and $37.1 million, respectively, at June 3, 2017.

GOODWILL

At June 3, 2017, goodwill represented 3.4% of total assets and 4.2% of stockholders’ equity.  Goodwill relates to the following:

Fiscal Year	Description	Amount
1999	Acquisition of Hudson Brothers, Inc.	$3,147
2006	Acquisition of Hillandale Farms, LLC	869
2007	Acquisition of Green Forest Foods, LLC	179
2008	Revised Hillandale incremental purchase price	9,257
2009	Revised Hillandale incremental purchase price	2,527
2009	Acquisition of Zephyr Egg, LLC	1,876
2009	Acquisition of Tampa Farms, LLC	4,600
2010	Revised Hillandale incremental purchase price	(338)
2013	Acquisition of Maxim Production Co., Inc.	2,300
2014	Purchase of joint venture partner’s 50% in Delta Egg	4,779
2017	Acquisition of Foodonics International, Inc.	3,389
2017	Acquisition of Happy Hen Egg Farms, Inc.	2,940
	Total Goodwill	$35,525

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.3 million, $49.6 million, and $47.0 million in fiscal years 2017, 2016, and 2015, respectively.  Sales revenue reported in the accompanying Consolidated Statements of Operations is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

STOCK BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of operations based on their fair values. ASC

718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  See Note 11: Stock Compensation Plans in the Notes to the Consolidated Financial Statements for more information.

INCOME TAXES

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes.  We are periodically audited by taxing authorities.  Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of eggs, corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control.  FWe are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as non-specialty shell egg prices.  The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2017 fiscal year
Corn	$ 0.25 change in the average market price per bushel	$0.01	$8,702,520
Soybean Meal	$ 25.00 change in the average market price per ton	$0.01	$8,702,520

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates.  We maintain all of our debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our debt by $144,000 at June 3, 2017.

We are not a party to any other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of June 3, 2017 and May 28, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended June 3, 2017.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Maine Foods, Inc. and Subsidiaries as of June 3, 2017 and May 28, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 3, 2017, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal-Maine Foods, Inc. and Subsidiaries internal control over financial reporting as of June 3, 2017, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2017, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas
July 21, 2017

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	June 3, 2017	May 28, 2016
Assets
Current assets:
Cash and cash equivalents	$17,564	$29,046
Investment securities available-for-sale	138,462	360,499
Receivables:
Trade receivables, less allowance for doubtful accounts of $386 in 2017 and $727 in 2016	61,261	62,012
Income tax receivable	52,691	11,830
Other	3,248	5,436
	117,200	79,278
Inventories	160,692	154,799
Prepaid expenses and other current assets	2,288	2,661
Total current assets	436,206	626,283
Other assets:
Other investments	69,296	53,975
Goodwill	35,525	29,196
Other intangible assets	29,149	4,958
Other long-lived assets	4,734	5,079
	138,704	93,208
Property, plant and equipment, less accumulated depreciation	458,184	392,274
Total assets	$1,033,094	$1,111,765
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$30,629	$36,262
Accrued wages and benefits	15,809	23,198
Accrued expenses and other liabilities	13,415	7,671
Current maturities of long-term debt	4,826	16,320
Total current liabilities	64,679	83,451
Long-term debt, less current maturities	6,113	9,250
Other noncurrent liabilities	7,527	6,321
Deferred income taxes	110,282	95,382
Total liabilities	188,601	194,404
Commitments and contingencies – See Notes 8, 9, and 13
Stockholders' equity:
Common stock, $.01 par value
120,000 shares authorized and 70,261 shares issued in 2017 and 2016
43,777 and 43,737 shares outstanding in 2017 and 2016, respectively	703	703
Class A convertible common stock, $.01 par value
4,800 shares authorized, issued and outstanding in 2017 and 2016, respectively	48	48
Paid-in capital	49,932	46,404
Retained earnings	816,046	890,440
Accumulated other comprehensive loss, net of tax	(128)	(48)
Common stock in treasury, at cost – 26,484 and 26,524 shares in 2017 and 2016, respectively	(23,914)	(22,272)
Total Cal-Maine Foods, Inc. stockholders' equity	842,687	915,275
Noncontrolling interest in consolidated entities	1,806	2,086
Total stockholders’ equity	844,493	917,361
Total liabilities and stockholders' equity	$1,033,094	$1,111,765
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal years ended
	June 3, 2017	May 28, 2016	May 30, 2015
Net sales	$1,074,513	$1,908,650	$1,576,128
Cost of sales	1,028,963	1,260,576	1,180,407
Gross profit	45,550	648,074	395,721
Selling, general and administrative	173,980	177,760	160,386
(Gain) loss on disposal of fixed assets	3,664	(1,563)	568
Operating income (loss)	(132,094)	471,877	234,767

Other income (expense):
Interest expense	(318)	(1,156)	(2,313)
Interest income	3,103	4,314	1,798
Patronage dividends	7,665	6,930	6,893
Equity in income of affiliates	1,390	5,016	2,657
Other, net	5,960	268	2,747
Total other income	17,800	15,372	11,782
Income (loss) before income taxes and noncontrolling interest	(114,294)	487,249	246,549
Income tax expense (benefit)	(39,867)	169,202	84,268
Net income (loss) including noncontrolling interest	(74,427)	318,047	162,281
Less: Net income (loss) attributable to noncontrolling interest	(149)	2,006	1,027
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(74,278)	$316,041	$161,254

Net income (loss) per share:
Basic	$(1.54)	$6.56	$3.35
Diluted	$(1.54)	$6.53	$3.33
Weighted average shares outstanding:
Basic	48,362	48,195	48,136
Diluted	48,362	48,365	48,437
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal years ended
	June 3, 2017	May 28, 2016	May 30, 2015
Net income (loss), including noncontrolling interests	$(74,427)	$318,047	$162,281
Other comprehensive income, before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	177	(25)	(143)
Increase in accumulated postretirement benefits obligation, net of reclassification adjustments	(334)	(118)	(741)
Other comprehensive loss, before tax	(157)	(143)	(884)
Income tax benefit related to items of other comprehensive income (loss)	(77)	(73)	(345)
Other comprehensive loss, net of tax	(80)	(70)	(539)
Comprehensive income (loss)	(74,507)	317,977	161,742
Less: comprehensive income (loss) attributable to the noncontrolling interest	(149)	2,006	1,027
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$(74,358)	$315,971	$160,715

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
			Class A	Class A	Treasury	Treasury	Paid In	Retained	Accum. Other	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comp. Income (Loss)	Interest	Total
Balance at May 31, 2014	35,130	$351	2,400	$24	13,350	$(20,453)	$40,476	$572,874	$561	$912	$594,745
Dividends								(53,784)			(53,784)
2-for-1 stock split effected in the form of a dividend	35,131	352	2,400	24	13,340	(133)	132	(375)			—
Issuance of restricted stock from treasury, net of forfeitures					(91)	70	(70)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock						(2)	2				—
Proceeds from stock option exercise					(36)	36	101				137
Restricted stock compensation expense							2,268				2,268
Tax benefit on nonqualifying disposition of incentive stock options							395				395
Distribution to noncontrolling interest partners										(941)	(941)
Net income for fiscal 2015								$161,254		$1,027	162,281
Other comprehensive loss, net of tax									(539)		(539)
Balance at May 30, 2015	70,261	$703	4,800	$48	26,563	$(20,482)	$43,304	$679,969	$22	$998	$704,562
Dividends								(105,570)			(105,570)
Issuance of restricted stock from treasury, net of forfeitures					(76)	58	(58)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					37	(1,848)					(1,848)
Restricted stock compensation expense							3,071				3,071
Tax benefit on nonqualifying disposition of incentive stock options							87				87
Distribution to noncontrolling interest partners										(918)	(918)
Net income for fiscal 2016								316,041		2,006	318,047
Other comprehensive loss, net of tax									(70)		(70)
Balance at May 28, 2016	70,261	$703	4,800	$48	26,524	$(22,272)	$46,404	$890,440	$(48)	$2,086	$917,361
Issuance of restricted stock from treasury, net of forfeitures					(80)	73	(73)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					40	(1,715)					(1,715)
Restricted stock compensation expense							3,427				3,427
Cumulative adjustment to restricted stock compensation from the adoption of ASU 2016-09							174	(174)			—
Reclass of equity portion of American Egg Products in connection with Foodonics' acquisition								58		(58)	—
Distribution to noncontrolling interest partners										(73)	(73)
Net loss for fiscal 2017								(74,278)		(149)	(74,427)
Other comprehensive loss, net of tax									(80)		(80)
Balance at June 3, 2017	70,261	$703	4,800	$48	26,484	$(23,914)	$49,932	$816,046	$(128)	$1,806	$844,493
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
໿

	Fiscal year ended
	June 3, 2017	May 28, 2016	May 30, 2015
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$(74,427)	$318,047	$162,281
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,113	44,592	40,708
Deferred income taxes	14,833	19,392	5,108
Equity in income of affiliates	(1,390)	(5,016)	(2,657)
(Gain) loss on disposal of property, plant and equipment	3,664	(1,563)	568
Stock compensation expense, net of amounts paid	3,427	3,071	2,268
Recovery of note receivable	—	(798)	(584)
Loss on fair value adjustment of contingent consideration	—	—	256
Other	(209)	—	—
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables and other assets	(37,222)	21,160	(18,961)
(Increase) decrease in inventories	2,386	(8,539)	(143)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,491)	(8,508)	6,486
Net cash provided by (used in) operating activities	(49,316)	381,838	195,330

Cash flows from investing activities
Purchases of investments	(29,849)	(403,204)	(202,506)
Sales of investments	251,690	292,452	146,779
Acquisition of businesses, net of cash acquired	(85,822)	—	—
Investment in Southwest Specialty Egg LLC	—	—	(8,160)
Investment in Red River Valley Egg Farm LLC	(19,900)	(33,959)	—
Payments received on notes receivable and from investments in affiliates	6,586	5,427	2,019
Purchases of property, plant and equipment	(66,657)	(76,125)	(82,263)
Net proceeds from disposal of property, plant and equipment	84	2,860	2,499
Net cash provided by (used in) investing activities	56,132	(212,549)	(141,632)

Cash flows from financing activities
Principal payments on long-term debt	(16,510)	(25,290)	(10,233)
Distributions to noncontrolling interest partners	(73)	(918)	(940)
(Purchase of) proceeds from common stock by treasury (including tax benefit on nonqualifying disposition of incentive stock options)	(1,715)	(1,760)	531
Payments of dividends	—	(120,942)	(48,910)
Net cash used in financing activities	(18,298)	(148,910)	(59,552)
Increase (decrease) in cash and cash equivalents	(11,482)	20,379	(5,854)
Cash and cash equivalents at beginning of year	29,046	8,667	14,521
Cash and cash equivalents at end of year	$17,564	$29,046	$8,667

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid (refunds received), net	$(15,233)	$166,840	$75,533
Interest (net of amount capitalized)	317	1,067	2,313
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 3, 2017

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

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.  The Company’s sales are primarily in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two customers, Wal-Mart and Sam’s Club, on a combined basis, accounted for 28.9%,  28.9% and 25.7% of the Company’s net sales in fiscal years 2017,  2016, and 2015, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was June 3, 2017 (53 weeks),  May 28, 2016 (52 weeks),  and May 30, 2015 (52 weeks) for the most recent three fiscal years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 3, 2017 and routinely throughout these years, the Company maintained cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable. At June 3, 2017, and May 28, 2016, checks outstanding in excess of related book cash balances totaled $2.0 million and zero, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized gains, net of tax, of $473,000 and $363,000 at June 3, 2017 and May 28, 2016, respectively, which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At June 3, 2017 and May 28, 2016, we had $138.5 million and $360.5 million, respectively, of current investment securities available-for-sale consisting of commercial paper, U.S. government obligations, government agency bonds, taxable municipal bonds, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.  At June 3, 2017 and May 28, 2016 we had $2.5 million and $1.9 million, respectively, of investments in mutual funds which are considered long term and are a part of “Other Investments” in the Consolidated Balance Sheet.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $61.3 million at June 3, 2017 and $62.0 million at May 28, 2016.  They are presented net of an allowance for doubtful accounts of $386,000 at June 3, 2017 and $727,000 at May 28, 2016. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are past due, generally 100% for amounts more than 60 days past due. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both June 3, 2017 and May 28, 2016 two customers accounted for approximately 27% and 29% of the Company’s trade accounts receivable, respectively.

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

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  Dividends payable, which would represent accrued unpaid dividends applicable to the Company's fourth quarter, were zero at June 3, 2017 and May 28, 2016. At June 3, 2017, cumulative losses that must be recovered prior to paying a dividend were $74.7 million.

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.3 million, $49.6 million, and $47.0 million in fiscal years 2017,  2016, and 2015, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

Advertising Costs

The Company expensed advertising costs as incurred of $12.1 million, $10.3 million, and $9.3 million in fiscal 2017,  2016, and 2015, respectively.

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

Stock Based Compensation

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of operations based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  See Note 11: Stock Compensation Plans for more information.

Net Income (Loss) per Common Share

Basic net income per share is based on the weighted average common and Class A shares outstanding. Diluted net income per share includes any dilutive effects of stock options outstanding and unvested restricted shares.

Basic net income per share was calculated by dividing net income by the weighted-average number of common and Class A shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and unvested restricted shares.  Due to the net loss in the year ended June 3, 2017, restricted shares in the amount of 131,292 were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  The computations of basic net income per share and diluted net income per share are as follows (in thousands):

	June 3, 2017	May 28, 2016	May 30, 2015
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(74,278)	$316,041	$161,254

Basic weighted-average common shares (including Class A)	48,362	48,195	48,136

Effect of dilutive securities:
Common stock options and restricted stock	—	170	301
Dilutive potential common shares	48,362	48,365	48,437

Net income (loss) per common share:
Basic	$(1.54)	$6.56	$3.35

Diluted	$(1.54)	$6.53	$3.33

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration that is expected to be received for those goods or services.  In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. To date the Company’s assessments efforts include evaluation of certain revenue contracts with customers and the method of retrospective application, either full or modified.  We currently expect to utilize the full retrospective transition on date of adoption.  Based on the findings to date, the Company does not  expect ASU 2014-09 to have a material impact on the results of operations or financial position; however, the Company’s assessment is not complete.  The Company plans to complete its review and method of adoption in fiscal 2018.

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements.  The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted.  Based on the findings to date, the Company does not  expect ASU 2016-02 to have a material impact on the results of operations or financial position; however, the Company’s assessment is not complete.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 requires recording excess tax benefits on the statement of operations as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The Company adopted ASU 2016-09 during the third quarter of fiscal 2017 and it did not have a material impact on the consolidated financial statement presentation.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform with current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

2.  Acquisition

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

The following table presents the final fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$7,669
Property, plant and equipment	38,590
Intangible assets	24,000
Liabilities assumed	(2,034)
Total identifiable net assets	68,225
Goodwill	3,389
Purchase price	71,614
Deferred purchase price	(3,000)
Cash consideration paid	$68,614

Happy Hen Acquisition

On February 19, 2017, the Company acquired substantially all of the egg production, processing and distribution assets of Happy Hen Egg Farms, Inc. and its affiliates (collectively, "Happy Hen"). The assets include commercial egg production and processing facilities with current capacity for 350,000 laying hens and related distribution facilities located near Harwood and Wharton, Texas. The site is designed for capacity of up to 1.2 million laying hens. The operations of Happy Hen are included in the accompanying financial statements as of February 19, 2017. The Company closed this acquisition on March 3, 2017.

The following table presents the final fair values of the assets acquired (in thousands):

Inventory	$609
Property, plant and equipment	11,259
Intangible assets	2,400
Total identifiable net assets	14,268
Goodwill	2,940
Cash consideration paid	$17,208

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

Pro-forma information, which is usually presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been completed as of an earlier time, was not material to the Company's Consolidated Financial Statements.

3.  Investment in Affiliates

The Company has several in non-consolidated affiliates that are accounted for using the equity method of accounting. As of June 3, 2017, the Company owns 50% of each of Red River Valley Egg Farm, LLC, Specialty Eggs, LLC, Southwest Specialty, LLC, and Dallas Reinsurance, Co., LTD.  Investment in affiliates are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $62.8 million and $47.5 million at June 3, 2017 and at May 28, 2016, respectively.

Equity in income of affiliates of $1.4 million, $5.0 million, and $2.7 million from these entities has been included in the Consolidated Statements of Operations for fiscal 2017,  2016, and 2015, respectively.

The condensed consolidated financial information for the Company's unconsolidated joint ventures was as follows:

	For the fiscal year ended
	June 3, 2017	May 28, 2016	May 30, 2015
Net sales	86,072	91,320	61,632
Net income	2,804	10,090	5,323
Total assets	131,871	100,700	30,739
Total liabilities	6,543	5,697	4,659
Total equity	125,328	95,003	26,080

The Company is also a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At June 3, 2017 and May 28, 2016, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at June 3, 2017 and May 28, 2016 was $2.9 million and $3.5 million, respectively.

The Company regularly transacts business with its cost and equity method affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):
໿

	For the fiscal year ended
	June 3, 2017	May 28, 2016	May 30, 2015
Sales to affiliates	$59,073	$61,094	$46,989
Purchases from affiliates	73,713	79,419	62,659
Dividends from affiliates	6,581	4,550	1,250

	June 3, 2017	May 28, 2016
Accounts receivable from affiliates	$4,643	$3,483
Accounts payable to affiliates	3,617	1,464

4.  Inventories

Inventories consisted of the following (in thousands):
໿

	June 3, 2017	May 28, 2016
Flocks, net of accumulated amortization	$98,059	$94,312
Eggs	14,911	11,519
Feed and supplies	47,722	48,968
	$160,692	$154,799

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at June 3, 2017, consisted of approximately 9.5 million pullets and breeders and 36.1 million layers.

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
໿
໿

	June 3, 2017	May 28, 2016	May 30, 2015
Amortization	$118,859	$106,459	$108,570
Mortality	5,213	3,665	3,803
Total flock costs charge to cost of sales	$124,072	$110,124	$112,373
໿

໿
5.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):
໿

		Other Intangibles
		Franchise	Customer	Non-compete	Right of use	Water		Total other
	Goodwill	rights	relationships	agreements	intangible	rights	Trademark	intangibles
Balance May 30, 2015	$29,196	$870	$5,773	$48	$149	$720	$—	$7,560
Additions	—	—	—	—	—	—	—	—
Amortization	—	(473)	(2,088)	(20)	(21)	—	—	(2,602)
Balance May 28, 2016	29,196	397	3,685	28	128	720	—	4,958
Additions	6,329	24,000	1,900	100	—	—	400	26,400
Amortization	—	(1,183)	(925)	(24)	(62)	—	(15)	(2,209)
Balance June 3, 2017	$35,525	$23,214	$4,660	$104	$66	$720	$385	$29,149

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
໿
໿

	June 3, 2017		May 28, 2016
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$29,284	$(6,070)	$5,284	$(4,887)
Customer relationships	19,544	(14,884)	17,644	(13,959)
Non-compete agreements	200	(96)	100	(72)
Right of use intangible	191	(125)	191	(63)
Water rights *	720	—	720	—
Trademark	400	(15)	—	—
Total	$50,339	$(21,190)	$23,939	$(18,981)

*	Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2017, 2016, and 2015 totaled $2.2 million, $2.6 million, and $2.9 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):
໿

For fiscal period	Estimated amortization expense
2018	$2,818
2019	2,790
2020	2,765
2021	2,228
2022	1,864
Thereafter	15,964
Total	$28,429

໿
໿
໿
6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 3, 2017	May 28, 2016
Land and improvements	$87,276	$80,775
Buildings and improvements	342,933	291,888
Machinery and equipment	460,218	399,804
Construction-in-progress	36,752	50,178
	927,179	822,645
Less: accumulated depreciation	468,995	430,371
	$458,184	$392,274

Depreciation expense was $48.8 million, $41.4 million and $37.3 million in fiscal years 2017,  2016 and 2015, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2017, 2016, and 2015 are discussed below.

In the second quarter of fiscal 2015, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2015, the Company’s Shady Dale, Georgia complex was damaged by a fire.  The fire destroyed two pullet houses.  These claims were resolved in fiscal 2016 and did not have a material impact on the Company’s results of operations.

7.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at June 3, 2017 are as follows (in thousands):

2018	$502
2019	208
2020	162
2021	160
2022	150
Total minimum lease payments	$1,182

Substantially all of the leases require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $475,000,  $190,000 and $101,000 in fiscal 2017,  2016 and 2015, respectively. Rent expense excluding vehicle rent was $3.5 million, $3.9 million, and $3.0 million in fiscal 2017,  2016 and 2015, respectively, primarily for the lease of certain operating facilities and equipment.

8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	June 3, 2017	May 28, 2016
Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in fiscal 2020	$7,500	$10,500
Note payable at 6.35%, due in monthly principal installments of $100,000, plus interest, paid off in fiscal 2017	—	9,100
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, maturing in fiscal 2019	1,750	3,250
Note payable at 6.40%, due in monthly principal installments of $35,000, plus interest, paid off in fiscal 2017	—	2,720
Capital lease obligations	1,689	—
Total debt	10,939	25,570
Less: current maturities	4,826	16,320
Long-term debt, less current maturities	$6,113	$9,250

໿

The aggregate annual fiscal year maturities of long-term debt at June 3, 2017 are as follows (in thousands):

2018	$4,826
2019	3,533
2020	1,696
2021	205
2022	215
Thereafter	464
$10,939

Certain property, plant, and equipment is pledged as collateral on our notes payable and senior secured notes. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 3, 2017, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  We are in compliance with those covenants at June 3, 2017.

Interest, net of amount capitalized, of $317,000, $1.1 million, and $2.3 million was paid during fiscal 2017,  2016 and 2015, respectively.  Interest of $1.1 million,  $1.1 million and $1.2 million was capitalized for construction of certain facilities during fiscal 2017,  2016 and 2015, respectively.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $14.0 million, $11.8 million, and $9.6 million in fiscal years 2017,  2016 and 2015, respectively.  The liability recorded for incurred but not reported claims was $900,000 as of June 3, 2017 and $770,000 as of May 28, 2016.

The Company has a KSOP plan that covers substantially all employees (“the Plan”).  The Company makes cash contributions to the Plan at a rate of 3% of participants' eligible compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's common stock, and vest immediately.   The Company's cash contributions to the Plan were $3.2 million, $2.9 million, and $2.8 million in fiscal years 2017,  2016 and 2015, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2017,  2016, or 2015. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $110,000,  $102,000, and $97,000 in fiscal years 2017,  2016, and 2015, respectively.  The liability recorded related to these agreements was $1.6 million at June 3, 2017 and May 28, 2016.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $290,000, $284,000, and $241,000 in fiscal 2017,  2016 and 2015, respectively.  Payments made under the plan were $147,000 and $128,000 in fiscal 2017 and 2016, respectively.  The liability recorded related to these agreements was $2.5 million and $1.9 million at June 3, 2017 and May 28, 2016, respectively.

Deferred compensation expense for both plans totaled $616,000, $347,000 and $470,000 in fiscal 2017,  2016 and 2015, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, whereby an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in the funded status in the year the change occurs through comprehensive income.  Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $2.3 million and $1.8 million as of June 3, 2017 and May 28, 2016, respectively.  The remaining disclosures associated with ASC 715 are immaterial to the Company’s financial statements.

10.  Stock Compensation Plans

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

In January 2017, the Company granted 86,215  restricted shares from treasury.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Our unrecognized compensation expense as a result of non-vested shares was $5.9 million as of June 3, 2017 and $5.6 million as of May 28, 2016.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.1 years.

The Company recognized stock compensation expense of $3.4 million, $1.7 million, and $2.3 million for equity awards in fiscal 2017, 2016, and 2015, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, May 30, 2015	335,140	$27.24
Granted	78,560	49.39
Vested	(122,140)	20.76
Forfeited	(2,660)	31.29
Outstanding, May 28, 2016	288,900	$35.97
Granted	86,215	43.00
Vested	(121,148)	26.90
Forfeited	(6,232)	39.66
Outstanding, June 3, 2017	247,735	$42.76

On July 28, 2005, the Company’s Board of Directors approved the Cal-Maine Foods, Inc. Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan covers 2,000,000 shares of Common Stock of the Company. Stock Appreciation Rights ("SARs") were granted to employees or non-employee members of the Board of Directors. Upon exercise of a SAR, the holder received cash equal to the difference between the fair market value of a single share of Common Stock at the time of exercise and the strike price which is equal to the fair market value of a single share of Common Stock on the date of the grant. The SARs had a ten year term and vested over five years. The last remaining SARs were exercised during fiscal 2016 which effectively terminated this plan.

A summary of our liability award activity and related information is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Strike Price	Contractual	Intrinsic
	Rights	Per Right	Life (in Years)	Value
Outstanding, May 30, 2015	26,900	$3.40
Granted	—	—
Exercised	(26,900)	3.40
Forfeited	—	—
Outstanding, May 28, 2016	—	$—	—	$—

Total payments for liability awards exercised totaled zero,  $1.4 million, and $373,000 for fiscal 2017, 2016 and 2015, respectively.

໿
໿
໿

11.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 3, 2017	May 28, 2016	May 30, 2015
Current:
Federal	$(48,030)	$132,250	$70,900
State	(6,670)	17,560	8,260
	(54,700)	149,810	79,160
Deferred:
Federal	13,076	17,096	4,503
State	1,757	2,296	605
	14,833	19,392	5,108
	$(39,867)	$169,202	$84,268

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	June 3, 2017	May 28, 2016
Deferred tax liabilities:
Property, plant and equipment	$68,830	$60,998
Inventories	38,270	39,068
Investment in affiliates	8,563	1,438
Other comprehensive income	290	223
Other	4,656	4,343
Total deferred tax liabilities	120,609	106,070

Deferred tax assets:
Accrued expenses	4,308	3,374
Other	6,019	7,314
Total deferred tax assets	10,327	10,688
Net deferred tax liabilities	$110,282	$95,382

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:
໿

	Fiscal year end
	June 3, 2017	May 28, 2016	May 30, 2015

Statutory federal income tax (benefit)	$(39,950)	$169,835	$85,933
State income tax (benefit)	(3,193)	12,906	5,762
Domestic manufacturers deduction	4,095	(13,332)	(7,308)
Tax exempt interest income	(206)	(233)	(184)
Other, net	(613)	26	65
	$(39,867)	$169,202	$84,268

We had no significant unrecognized tax benefits at June 3, 2017 or at May 28, 2016. Accordingly, we do not have any accrued interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

We are under a limited scope audit by the IRS for the fiscal years 2013 through 2015.   We are subject to income tax in many jurisdictions within the U.S., and certain jurisdictions are under audit by state and local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements. Tax periods for all years after fiscal year 2013 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

12. Contingencies
Financial Instruments
The Company maintains standby letters of credit (“LOC”) with a bank totaling $3.7 million at June 3, 2017.  These LOCs are collateralized with cash. The cash that collateralizes the LOCs is included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.
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

The Judicial Panel on Multidistrict Litigation consolidated all of the putative class actions (as well as certain other cases in which the Company was not a named defendant) for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. The Pennsylvania court organized the putative class actions around two groups (direct purchasers and indirect purchasers) and named interim lead counsel for the named plaintiffs in each group.

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

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law. However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction. The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015. The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs filed their reply memorandum on December 11, 2015, and on March 7, 2017, the Court heard arguments on the renewed motion for injunctive class certification. On June 27, 2017, the Court denied plaintiffs’ renewed motion for injunctive class certification. The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes. On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class. On July 11, 2017 the plaintiffs filed a petition with the Third Circuit asking the court to hear an appeal of the June 27 order denying plaintiffs’ renewed motion for injunctive class certification. On July 21, 2017, the Company joined other defendants in a response filed with the Third Circuit opposing the plaintiffs' petition.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against United Egg Producers (UEP) animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages on purchases of eggs from non-defendants and cannot recover any relief on eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers (an industry cooperative of which the Company is a member) may invoke the defense at trial but that UEP (another industry cooperative of which the Company is a member) cannot. The Capper-Volstead defense is a defense pursuant to the Capper-Volstead Act (the Co-operative Marketing Associations Act), enacted by Congress in 1922, which gives certain associations of farmers certain exemptions from antitrust laws. On October 4, 2016, certain direct action plaintiffs (Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company) filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Order dated September 6, 2016, granting defendants’ motion for summary judgment and dismissing with prejudice all claims based on the purchase of egg products. These plaintiffs filed their opening brief on March 7, 2017. The defendants filed their response brief on April 20. These plaintiffs filed their reply brief on May 18. The court of appeals heard oral argument on July 11, 2017, but has not issued a ruling. On November 22, 2016, the non-class plaintiffs filed a motion asking the Court to hold a status conference and asking the court to set the non-class cases for trial in June of 2017. The parties in all of the remaining class and non-class cases submitted several different proposed trial schedules to the court, and a status conference was held on February 9, 2017. A trial date has not yet been set.

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

13.   Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock and Class A Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The Class A Common Stock may only be issued to Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, and members of his immediate family, as defined in the Company's articles of incorporation. In the event any share of Class A Common Stock, by operation of law or otherwise is, or shall be deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the voting power of such stock will be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock shall be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock is transferred to any person other than Mr. Adams or a member of his immediate family. Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. In any merger, consolidation or business combination, the consideration to be received per share by holders of Common Stock must be identical to that received by holders of Class A Common Stock, except that if any such transaction in which shares of Capital Stock are distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the classes of capital stock. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend is declared and paid to Common Stock concurrently.

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

14.  Fair Value Measures

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value of the Company’s debt is sensitive to changes in the general level of U.S. interest rates.  The Company maintains all of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  A one percent (1%) adverse move (i.e. decrease) in interest rates would adversely affect the net fair value of the Company’s debt by $144,000 at June 3, 2017.  The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):
໿

	June 3, 2017		May 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.40 – 6.40% Notes payable	$9,250	$9,295	$25,570	$25,824
Long-term leases	1,689	1,520	—	—
	$10,939	$10,815	$25,570	$25,824
Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 3, 2017 and May 28, 2016 (in thousands):
໿

	June 3, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$20,216	$—	$20,216
Municipal bonds	—	36,873	—	36,873
Corporate bonds	—	75,790	—	75,790
Asset backed securities	—	5,583	—	5,583
Mutual funds	2,459	—	—	2,459
Total assets measured at fair value	$2,459	$138,462	$—	$140,921

	May 28, 2016
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$18,814	$—	$18,814
Municipal bonds	—	79,643	—	79,643
Corporate bonds	—	240,537	—	240,537
Foreign government obligations	—	2,046	—	2,046
Asset backed securities	—	15,893	—	15,893
Mutual funds	5,503	—	—	5,503
Total assets measured at fair value	$5,503	$356,933	$—	$362,436

Our investment securities – available-for-sale classified as level 2 consist of U.S. government and agency obligations, taxable and tax exempt municipal bonds, zero coupon municipal bonds, asset-backed securities, foreign government obligations, and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

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

15.   Investment Securities

Investment securities consisted of the following (in thousands):
໿

	June 3, 2017
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$20,259	$—	43	$20,216
Municipal bonds	36,839	34	—	36,873
Corporate bonds	75,769	21	—	75,790
Asset backed securities	5,583	—	—	5,583
Mutual funds	—	—	—	—
Total current investment securities	$138,450	$55	$43	$138,462

Mutual funds	1,706	753	—	2,459
Total noncurrent investment securities	$1,706	$753	—	$2,459
໿

	May 28, 2016
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
	Amortized	Other	Other	Fair
	Cost	Comprehensive	Comprehensive	Value
		Income	Income
US government and agency obligations	$18,809	$5	—	$18,814
Municipal bonds	79,481	162	—	79,643
Corporate bonds	240,593	—	56	240,537
Foreign government obligations	2,044	2	—	2,046
Asset backed securities	15,908	—	15	15,893
Mutual funds	3,565	1	—	3,566
Total current investment securities	$360,400	$170	$71	$360,499

Mutual funds	1,448	489	—	1,937
Total noncurrent investment securities	$1,448	$489	—	$1,937

Proceeds from the sales of available-for-sale securities were $251.7 million, $292.5 million, and $146.8 million during fiscal 2017, 2016, and 2015, respectively. Gross realized gains on those sales during fiscal 2017,  2016, and 2015 were $231,000, $131,000, and $82,000, respectively. Gross realized losses on those sales during fiscal 2017,  2016,  and 2014 were $7,000, $110,000, and $7,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for fiscal 2017, 2016, and 2015 were as follows (in thousands):

	June 3, 2017	May 28, 2016	May 30, 2015
Current Investments	(54)	22	(146)
Noncurrent Investments	164	(31)	59
Total unrealized holding gains (losses)	110	(9)	(87)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities of investment securities at June 3, 2017, are as follows (in thousands):

Estimated Fair Value
Within one year	$82,331
1-3 years	56,131
$138,462
໿

16.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$239,845	$253,544	$306,540	$274,584
Gross profit	(9,569)	3,948	39,165	12,006
Net income (loss) attributable to Cal-Maine Foods, Inc.	(30,936)	(23,010)	4,139	(24,471)
Net income (loss) per share:
Basic	$(0.64)	$(0.48)	$0.09	$(0.51)
Diluted	$(0.64)	$(0.48)	$0.09	$(0.51)

During the Company's fourth quarter of fiscal 2017, we decided to carry back fiscal 2017 net operating losses to recover taxes paid in fiscal 2015, which affects the comparability between quarters. The net operating loss carryback resulted in a $4.1 million decrease in the income tax benefit, as the carryback reduced prior year taxable income and as a result reduced the benefit of prior year domestic manufacturers deductions, a portion of which were therefore reversed in the fourth quarter of fiscal 2017.

	Fiscal Year 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$609,895	$545,975	$449,760	$303,020
Gross profit	263,071	211,597	132,726	40,680
Net income (loss) attributable to Cal-Maine Foods, Inc.	143,023	109,230	64,164	(376)
Net income (loss) per share:
Basic	$2.97	$2.27	$1.33	$(0.01)
Diluted	$2.95	$2.26	$1.33	$(0.01)
໿

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 3, 2017, May 28, 2016, and May 30, 2015
(in thousands)
໿

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended June 3, 2017
Allowance for doubtful accounts	$727	$(176)	$165	$386

Year ended May 28, 2016
Allowance for doubtful accounts	$513	$225	$11	$727

Year ended May 30, 2015
Allowance for doubtful accounts	$430	$432	$349	$513
໿

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 3, 2017 at the reasonable assurance level.

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

2.
Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 3, 2017.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.
Management has determined that our internal control over financial reporting as of June 3, 2017 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.
The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)	Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ internal control over financial reporting as of June 3, 2017, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Cal-Maine Foods, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

In our opinion, Cal-Maine Foods, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 3, 2017, based on criteria established in 2013 Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 21, 2017, expressed an unqualified opinion.

/s/Frost, PLLC

Little Rock, Arkansas
July 21, 2017

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of June 3, 2017, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 3, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2017 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2017 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2017 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2017 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2017 Annual Meeting of Shareholders.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item 8 and are filed herewith:

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(a)(3)Exhibits Required by Item 601 of Regulation S-K

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
10.3
Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.4*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.5*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
10.6*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012).
10.7*
Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 in the Registrant’s Form 10-K  for the year ended May 31, 2014, filed July 28, 2014).

21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 24, 2017 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 24, 2017).
101.INS***+	XBRL Instance Document Exhibit
101.SCH***+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL***+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.DEF***+	XBRL Taxonomy Extension Definition Linkbase Document Exhibit
101.LAB***+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE***+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith as an Exhibit

***	Furnished herewith as an Exhibit

†	Submitted electronically with this Annual Report on Form 10-K

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

The financial statement schedule required by Regulation S-X is filed at page 73. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board
Date:	July 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	President, Chief Executive	July 21, 2017
Adolphus B. Baker	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	July 21, 2017
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 21, 2017
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman Miller	Vice President, Chief Operating	July 21, 2017
Sherman Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 21, 2017
Letitia C. Hughes

/s/ James E. Poole	Director	July 21, 2017
James E. Poole

/s/ Steve W. Sanders	Director	July 21, 2017
Steve W. Sanders