Form 10-Q
period 2017-09-02
CAL-MAINE FOODS INC
filed 2017-10-02
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 2, 2017

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
Yes ☐    No ☑
There were 43,772,428 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 29, 2017.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 2, 2017

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 2, 2017	June 3, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,943	$17,564
Investment securities available-for-sale	107,028	138,462
Trade and other receivables (less allowance for doubtful accounts of
$435 and $386 at September 2, 2017 and June 3, 2017, respectively)	75,626	64,509
Income tax receivable	55,970	52,691
Inventories	159,226	160,692
Prepaid expenses and other current assets	3,753	2,288
Total current assets	420,546	436,206
Property, plant and equipment, net	452,099	458,184
Other investments	69,435	69,296
Goodwill	35,525	35,525
Other intangible assets, net	28,590	29,149
Other assets	4,833	4,734
TOTAL ASSETS	$1,011,028	$1,033,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,386	$59,853
Current maturities of long-term debt	4,683	4,826
Total current liabilities	63,069	64,679
Long-term debt, less current maturities	5,048	6,113
Other noncurrent liabilities	7,565	7,527
Deferred income taxes	105,881	110,282
Total liabilities	181,563	188,601

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at September 2, 2017 and June 3, 2017, respectively, and 43,773 and 43,777
shares outstanding at September 2, 2017 and June 3, 2017, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at September 2, 2017 and June 3, 2017, respectively	48	48
Paid-in capital	50,792	49,932
Retained earnings	800,053	816,046
Accumulated other comprehensive loss, net of tax	(96)	(128)
Common stock in treasury at cost – 26,488 and 26,484 shares at September 3, 2017
and June 3, 2017, respectively	(23,936)	(23,914)
Total Cal-Maine Foods, Inc. stockholders’ equity	827,564	842,687
Noncontrolling interest in consolidated entities	1,901	1,806
Total stockholders’ equity	829,465	844,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,028	$1,033,094
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Net sales	$262,845	$239,845
Cost of sales	245,509	249,414
Gross profit (loss)	17,336	(9,569)
Selling, general, and administrative expense	41,710	40,256
Loss on disposal of fixed assets	4	525
Operating loss	(24,378)	(50,350)
Other income (expense):
Interest income, net	474	1,091
Royalty income	278	406
Equity in income (loss) of affiliates	(353)	191
Other, net	(538)	122
Total other income (loss)	(139)	1,810

Loss before income taxes and noncontrolling interest	(24,517)	(48,540)
Income tax benefit	8,340	17,560
Net loss before noncontrolling interest	(16,177)	(30,980)
Less: Net loss attributable to noncontrolling interest	(184)	(44)
Net loss attributable to Cal-Maine Foods, Inc.	$(15,993)	$(30,936)

Net loss per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.33)	$(0.64)
Diluted	$(0.33)	$(0.64)
Weighted average shares outstanding:
Basic	48,330	48,249
Diluted	48,330	48,249

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Net loss, including noncontrolling interests	$(16,177)	$(30,980)

Other comprehensive income (loss), before tax:

Unrealized holding gain on available-for-sale securities, net of reclassification adjustments	51	502

Income tax expense related to items of other comprehensive income	(19)	(191)

Other comprehensive gain, net of tax	32	311

Comprehensive loss	(16,145)	(30,669)

Less: comprehensive loss attributable to the noncontrolling interest	(184)	(44)

Comprehensive loss attributable to Cal-Maine Foods, Inc.	$(15,961)	$(30,625)

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Operating activities:
Net loss including noncontrolling interest	$(16,177)	$(30,980)
Depreciation and amortization	13,137	11,159
Other adjustments, net	(18,447)	(25,626)
Net cash used in operations	(21,487)	(45,447)

Investing activities:
Purchase of investments	(2,653)	(9,008)
Sales of investments	34,104	92,833
Investment in joint ventures	(1,200)	(5,500)
Purchases of property, plant and equipment	(6,517)	(23,895)
Payments received on notes receivable and from affiliates	8	1,250
Net proceeds from disposal of property, plant and equipment	74	10
Net cash provided by investing activities	23,816	55,690

Financing activities:
Purchase of common stock by treasury	(21)	(40)
Contributions from (distributions to) noncontrolling interests	279	(73)
Principal payments on long-term debt	(1,208)	(1,530)
Net cash used in financing activities	(950)	(1,643)
Net change in cash and cash equivalents	1,379	8,600

Cash and cash equivalents at beginning of period	17,564	29,046
Cash and cash equivalents at end of period	$18,943	$37,646

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 2, 2017
(unaudited)
1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen weeks ended September 2, 2017 are not necessarily indicative of the results that may be expected for the year ending June 2, 2018.

The condensed consolidated balance sheet at June 3, 2017 was derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 3, 2017. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended September 2, 2017 and August 27, 2016 was $859,000 and $848,000, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at September 2, 2017 was $4.9 million and will be recorded over a weighted average period of 1.9 years.  Refer to Note 10 of our June 3, 2017 audited financial statements for further information on our stock compensation plans.

At September 2, 2017, there were 243,150 restricted shares outstanding, with a weighted average grant date fair value of $42.76 per share. The Company’s restricted share activity for the thirteen weeks ended September 2, 2017 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 3, 2017	247,735	$42.76
Granted	—	—
Vested	(1,750)	42.10
Forfeited	(2,835)	42.94
Outstanding, September 2, 2017	243,150	$42.76

3.   Inventories

Inventories consisted of the following (in thousands):

Index

	September 2, 2017	June 3, 2017
Flocks	$97,108	$98,059
Eggs and egg products	14,697	14,911
Feed and supplies	47,421	47,722
	$159,226	$160,692

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at September 2, 2017, consisted of approximately 9.1 million pullets and breeders and 36.7 million layers.

4.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at September 2, 2017.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

Index

5.   Net Loss per Common Share

Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen weeks ended September 2, 2017 and August 27, 2016, restricted shares in the amount of 112,353 and 140,551, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.  The computations of basic and diluted net loss per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Net loss attributable to Cal-Maine Foods, Inc.	$(15,993)	$(30,936)

Basic weighted-average common shares	48,330	48,249
Effect of dilutive securities:
Restricted shares	—	—
Dilutive potential common shares	48,330	48,249

Net loss per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.33)	$(0.64)
Diluted	$(0.33)	$(0.64)

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. Therefore, the Company did not pay a dividend with respect to the fourth quarter of fiscal 2016, or any quarter of fiscal 2017, and will not pay a dividend for the first quarter of fiscal 2018. At September 2, 2017, cumulative losses that must be recovered prior to paying a dividend were $90.6 million.    When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

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

Index

•	Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The disclosures of fair value of certain financial assets and liabilities that are recorded at cost are as follows:
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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	September 2, 2017		June 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.2% Notes payable	$8,125	$8,161	$9,250	$9,295
Long-term leases	1,606	1,445	1,689	1,520
	$9,731	$9,606	$10,939	$10,815

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of September 2, 2017 and June 3, 2017 (in thousands):
໿

				Total
September 2, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$20,872	—	$20,872
Municipal bonds	—	29,100	—	29,100
Corporate bonds	—	53,976	—	53,976
Asset backed securities	—	3,080	—	3,080
Mutual funds	2,509	—	—	2,509
Total assets measured at fair value	$2,509	$107,028	—	$109,537
໿

				Total
June 3, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$20,216	$—	$20,216
Municipal bonds	—	36,873	—	36,873
Corporate bonds	—	75,790	—	75,790
Asset backed securities	—	5,583	—	5,583
Mutual funds	2,459	—	—	2,459
Total assets measured at fair value	$2,459	$138,462	$—	$140,921

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

໿
໿
8.   Investment Securities

The following represents the Company’s investment securities as of September 2, 2017 and June 3, 2017 (in thousands):

Index

September 2, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$20,906	$—	$34	$20,872
Municipal bonds	29,069	31	—	29,100
Corporate bonds	53,948	28	—	53,976
Asset backed securities	3,081	—	1	3,080
Total current investment securities	$107,004	$59	$35	$107,028

Mutual funds	$1,717	$792	$—	$2,509
Total noncurrent investment securities	$1,717	$792	$—	$2,509

June 3, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$20,259	$—	$43	$20,216
Municipal bonds	36,839	34	—	36,873
Corporate bonds	75,769	21	—	75,790
Asset backed securities	5,583	—	—	5,583
Total current investment securities	$138,450	$55	$43	$138,462

Mutual funds	$1,706	$753	$—	$2,459
Total noncurrent investment securities	$1,706	$753	$—	$2,459

Proceeds from sales of available-for-sale securities were $34.1 million and $92.8 million during the thirteen weeks ended September 2, 2017 and August 27, 2016, respectively. Gross realized gains during the thirteen weeks ended ended September 2, 2017 and August 27, 2016 were $16,000 and $231,000, respectively.  Gross realized losses during the thirteen weeks ended September 2, 2017 and August 27, 2016 were zero and $6,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for the thirteen weeks ended September 2, 2017 and August 27, 2016 were as follows (in thousands):

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Current investments	$8	$271
Noncurrent investments	24	40
Total unrealized holding gains	$32	$311

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at September 2, 2017, are as follows (in thousands):

Estimated Fair Value
Within one year	$73,204
1-5 years	33,824
Total	$107,028

໿

Index

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended September 2, 2017 (in thousands):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Interest	Total
Balance at June 3, 2017	$703	$48	$(23,914)	$49,932	$(128)	$816,046	$1,806	$844,493
Other comprehensive income, net of tax	—	—	—	—	32	—	—	32
Forfeiture of restricted stock	—	—	(1)	1	—	—	—	—
Buyback of 519 shares to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(21)	—	—	—	—	(21)
Contribution from noncontrolling interest partners	—	—	—	—	—	—	279	279
Restricted stock compensation	—	—	—	859	—	—	—	859
Net loss	—	—	—	—	—	(15,993)	(184)	(16,177)
Balance at September 2, 2017	$703	$48	$(23,936)	$50,792	$(96)	$800,053	$1,901	$829,465

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, projected construction costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2017, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Index

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to hatch for egg production flocks), manufacture feed, and produce, process, and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States ("U.S.").  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal years 2005-2017 ranged from a low of $0.72 in fiscal year 2005 to a high of $2.97 in fiscal year 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

In 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  There were no positive tests for AI at any of our locations. Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  During April through June 2015, the affected laying hens were either destroyed by the disease or euthanized.  The USDA data showed the supply of laying hens decreased substantially. Since that time, hen numbers began to recover and eventually exceed pre-AI levels by late 2016. In February 2017, the USDA issued revised data that showed the size of the laying hen flock for calendar years 2015 and 2016 was meaningfully higher in both years than previously reported.

Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday price for the large market (i.e. conventional shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The Urner Barry price index ("UB index") hit a decade-low level in both our fiscal 2016 fourth quarter and fiscal 2017 second quarter. During our fiscal 2018 first quarter, the UB index averaged $0.94 per dozen, a 25.3% increase over the prior year period average of $0.75 per dozen. In spite of this increase, the index remained below historical levels. Subsequent to the end of our fiscal 2018 first quarter it has continued to increase.

According to Nielsen data, retail customer demand for shell eggs has remained strong. The USDA reports that egg export demand has improved since the beginning of fiscal 2017; however, it has not fully recovered to levels prior to the AI outbreak. Additionally, the industry experienced reduced demand for egg products, as many commercial customers reformulated their products to use fewer eggs when prices spiked and have been slow to resume previous egg usage. Together with the increased supply of hens, these factors created an oversupply of eggs, with pressure on

Index

market prices. Recently, increasing exports have returned to historical levels, although they remain below the peaks seen just prior to the AI outbreak, and USDA reports show the chick hatch has been trending down, suggesting there may be a moderation in the size of the laying hen flock over time. Accordingly, our net average selling price for shell eggs for the first quarter of fiscal 2018 was $1.017 compared with $0.952 for the corresponding period of fiscal 2017. While overall market conditions are more favorable than a year ago, we do not expect any sustained improvement in pricing until we have a more stable supply and demand balance.

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

For the thirteen weeks ended September 2, 2017, we produced approximately 86% of the total number of shell eggs we sold compared to 82% in the comparable prior year period.  We produced 7.4% more dozens during the thirteen weeks ended September 2, 2017 than in the corresponding period of last year. For the thirteen weeks ended September 2, 2017, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us compared to 5% for the same period of last year. This increase represents contract production acquired with our fiscal 2017 acquisitions. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 55% of our total farm egg production cost for the thirteen weeks ended September 2, 2017, compared to 60% for the same period of fiscal 2017. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments.  We anticipate significant corn and soybean crops in 2017, which combined with the large 2016 crops should provide an adequate supply of our primary feed ingredients in fiscal 2018.

While the recent hurricanes that hit the United States following the end of our first fiscal quarter of 2018 caused disruptions to our operations in Texas, Florida and Georgia, we did not sustain any material loss of egg production.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended
	September 2, 2017	August 27, 2016
Net sales	100.0%	100.0%
Cost of sales	93.4%	104.0%
Gross profit (loss)	6.6%	(4.0)%
Selling, general, and administrative expense	15.9%	16.8%
Operating loss	(9.3)%	(20.8)%
Other income (expense), net	(0.1)%	0.8%
Loss before income taxes and noncontrolling interest	(9.4)%	(20.0)%
Income tax benefit	3.2%	7.3%
Net loss before noncontrolling interest	(12.6)%	(27.3)%
Less: Net loss attributable to noncontrolling interest	(0.1)%	—%
Net loss attributable to Cal-Maine Foods, Inc.	(12.5)%	(27.3)%

Index

NET SALES

Net sales for the thirteen weeks ended September 2, 2017 were $262.8 million, an increase of $23.0 million, or 9.6%, compared to net sales of $239.8 million for the thirteen weeks ended August 27, 2016. The increase was primarily due to an increase in egg selling prices and dozens sold.

Shell egg sales made up approximately 98% of net sales for the thirteen weeks ended September 2, 2017.  Dozens sold for the first quarter of fiscal year 2018 were 249.4 million, a 2.9% increase from 242.3 million dozen for the first quarter of fiscal 2017. The volume increase accounted for a $6.8 million increase in net sales.

Net average selling price per dozen of shell eggs was $1.017 for the thirteen weeks ended September 2, 2017, compared to $0.952 for the thirteen weeks ended August 27, 2016. The 6.8% increase in average selling price accounted for a $15.7 million increase in net sales.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues accounted for 2% of net sales for the thirteen weeks ended September 2, 2017. These revenues were $6.1 million for the thirteen weeks ended September 2, 2017, compared to $5.6 million for the thirteen weeks ended August 27, 2016.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended
	September 2, 2017		August 27, 2016
Total net sales	$262,845		$239,845

Non-specialty shell egg	$146,048	56.9%	$113,504	48.4%
Specialty shell egg	101,697	39.6%	109,312	46.7%
Co-pack specialty shell egg	6,080	2.4%	8,455	3.6%
Other	2,884	1.1%	2,997	1.3%
Net shell egg sales	$256,709	100.0%	$234,268	100.0%

Net shell egg sales as a percent of total net sales	98%		98%

Dozens sold:
Non-specialty shell egg	192,168	77.0%	182,730	75.4%
Specialty shell egg	54,138	21.7%	55,399	22.9%
Co-pack specialty shell egg	3,158	1.3%	4,196	1.7%
Total dozens sold	249,464	100.0%	242,325	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$0.760		$0.621
Specialty shell eggs	$1.878		$1.973
All shell eggs	$1.017		$0.952

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended September 2, 2017, non-specialty shell egg dozens sold increased approximately 5.2%, and the average selling price increased 22.4% to $0.760 from $0.621 for the same period of fiscal 2017.

Index

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  This was particularly evident in recent quarters prior to our first quarter of fiscal 2018 as non-specialty egg prices declined more than specialty egg prices.  However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For the thirteen weeks ended September 2, 2017, specialty shell egg dozens sold decreased 2.3%, and the average selling price decreased 4.8% to $1.878 from $1.973 for the same period of fiscal 2017.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Shell egg sales in this category represented 1.3% and 1.7% dozen for the quarters ended September 2, 2017 and August 27, 2016.  Co-pack specialty shell eggs sold during the thirteen weeks ended September 2, 2017 and August 27, 2016, were 3.2 million and 4.2 million, respectively.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other miscellaneous products, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our consolidated subsidiaries American Egg Products, LLC (“AEP”) and Texas Egg Products, LLC (“TEP”). For the thirteen weeks ended September 2, 2017, egg product sales were $6.1 million, an increase of $559,000, or 10.0%, compared to $5.6 million for the same period of 2017. Pounds sold for the thirteen weeks ended September 2, 2017 were 15.5 million, an increase of 1.1 million, or 7.9%, compared to 14.4 million for the same period of fiscal 2017.

COST OF SALES

Cost of sales consists of costs directly related to production, processing and packing of shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products, and other non-egg costs.  Farm production costs are those costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.

Index

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).
໿
໿
໿
໿

	13 Weeks Ended
	September 2, 2017	August 27, 2016	Percent Change
Cost of Sales:
Farm production	144,289	142,871	1.0%
Processing, packaging, and warehouse	51,111	46,302	10.4%
Egg purchases and other (including change in inventory)	43,780	55,593	(21.2)%
Total shell eggs	239,180	244,766	(2.3)%
Egg products	6,044	4,299	40.6%
Other	285	349	(18.3)%
Total	$245,509	$249,414	(1.6)%

Farm production cost (per dozen produced)
Feed	$0.375	$0.431	(13.0)%
Other	$0.306	$0.294	4.1%
Total	$0.681	$0.725	(6.1)%

Outside egg purchases (average cost per dozen)	$0.98	$1.03	(4.9)%

Dozen produced	213,570	198,782	7.4%
Dozen sold	249,464	242,325	2.9%

Cost of sales for the first quarter of fiscal 2018 was $245.5 million, a decrease of $3.9 million, or 1.6%, from $249.4 million for the same period of fiscal 2017. The decrease was primarily driven by a decrease in the volume and cost of egg purchases during the period. Dozens produced increased 7.4% resulting in higher farm production, processing, and packaging costs. These increases were offset by a lower feed cost per dozen produced. Feed cost per dozen for the thirteen weeks ended September 2, 2017, was $0.375, compared to $0.431 per dozen for the comparable period of fiscal 2017, a decrease of 13.0%, resulting in a decrease in cost of sales of $12.0 million for the comparable period. Other farm production cost increased 4.1% to $0.306 for the thirteen weeks ended September 2, 2017, compared to $0.294 for the same period of last year primarily due to increased layer hen amortization expense and facility costs related to capital improvement and conversion projects.

Gross profit increased to $17.3 million for the thirteen weeks ended September 2, 2017, compared to a loss of $9.6 million  for the first quarter of fiscal 2017 primarily due to the increased average customer selling prices and sales volumes.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	Actual	Less: Acquisitions*	Net
	September 2, 2017	September 2, 2017	September 2, 2017	August 27, 2016	$ Change	% Change
Specialty egg expense	$11,734	$337	$11,397	$13,057	$(1,660)	(12.7)%
Delivery expense	13,124	1,016	12,108	12,560	(452)	(3.6)%
Payroll and overhead	9,496	724	8,772	8,438	334	4.0%
Stock compensation expense	859	—	859	848	11	1.3%
Other expenses	6,497	1,273	5,224	5,353	(129)	(2.4)%
Total	$41,710	$3,350	$38,360	$40,256	$(1,896)	(4.7)%

*Represents amounts in the first quarter of fiscal 2018 related to our fiscal 2017 acquisitions, Foodonics International, Inc, and Happy Hen Egg Farms, Inc., which were completed after the first quarter of fiscal 2017.

໿
For the thirteen weeks ended September 2, 2017, selling, general, and administrative expenses was $41.7 million, an increase of $1.4 million, or 3.5%, compared to $40.3 million for the thirteen weeks ended August 27, 2016. The impact of the fiscal 2017 acquisitions, which were completed after the first quarter of fiscal 2017, was a $3.4 million increase to SG&A in the first quarter of 2018.

Excluding the impact of these acquisitions, specialty egg expense decreased $1.7 million, or 12.7%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 2.3% for the thirteen weeks ended September 2, 2017 compared to the same period of last year. Advertising expense, which is a component of specialty egg expense, for the thirteen weeks ended September 2, 2017 decreased 19.5% from the same period of fiscal 2017. Payroll and overhead increased $334,000, or 4.0%, compared to the same period of fiscal 2017 primarily due to 2017 bonus accruals being adjusted to actual payments which were made in the first quarter of fiscal 2018. Delivery expense decreased $452,000 or 3.6%, compared to the same period of last year primarily due to a decrease in contract trucking cost.

LOSS ON DISPOSAL OF FIXED ASSETS

In the first quarter of fiscal 2017 we recorded a $525,000 loss on disposal of fixed assets due to a roof replacement at one of our Texas locations.

OPERATING INCOME (LOSS)

As a result of the above, operating loss was $24.4 million for the first quarter of fiscal 2018, compared to $50.4 million for the fiscal 2017 first quarter.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the first quarter of fiscal 2018, we recorded $504,000 of interest income compared to $1.1 million for the same period of last year.   The decrease resulted from lower average invested balances. The Company recorded interest expense of $146,000 and $387,000, of which $116,000 and $379,000 was capitalized, in the first quarters of fiscal 2018 and 2017, respectively.  These changes resulted from the Company reducing outstanding debt and capitalizing less interest due to a reduction in major expansion and renovation projects.

Index

Equity in income (loss) of affiliates for the first quarter of fiscal 2018 was a loss of $353,000 compared to income of $191,000 for the same period of last year.  The decrease of $544,000 is primarily due to losses at our Red River joint venture.

Other, net for the thirteen weeks ended September 2, 2017, was a loss of $538,000 compared with income of $122,000 for the same period of last year, a decrease of $660,000, primarily driven by a reduction in miscellaneous income and an increase in uninsured losses in the current period.

INCOME TAXES

Pre-tax loss, less net loss attributable to noncontrolling interest, was $24.3 million for the thirteen weeks ended September 2, 2017, compared to pre-tax loss, less net loss attributable to noncontrolling interest, of $48.5 million for last year’s comparable period.  For the current thirteen-week period, an income tax benefit of $8.3 million was recorded, with an effective tax rate of 34.3%, compared to an income tax benefit of $17.6 million, with an effective rate of 36.2%, for last year’s comparable period.  The effective rate decrease for the thirteen weeks ended September 2, 2017 was primarily related to the projected carryback of net operating losses, as the carryback reduced prior year taxable income and the benefit of domestic manufacturers deductions, a portion of which was therefore reversed in the current period.

At September 2, 2017, the Company had recorded an income tax receivable of $56.0 million, an increase of $3.3 million, compared to $52.7 million at June 3, 2017. This increase is due to income tax benefit recorded on net losses for fiscal year 2018.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, and net income or loss attributable to noncontrolling interest.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended September 2, 2017, net loss attributable to noncontrolling interest was $184,000 compared to $44,000 for the same period of fiscal 2017. This is attributable to losses from the Company's consolidated joint ventures.

NET LOSS ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended September 2, 2017 was $16.0 million, or $0.33 per basic and diluted share, compared $30.9 million, or $0.64 per basic and diluted share for the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at September 2, 2017 was $357.5 million, compared to $371.5 million at June 3, 2017. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 6.67 at September 2, 2017, compared with 6.74 at June 3, 2017. The decrease was due primarily to net losses in recent periods, along with the use of cash for capital expenditures. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at September 2, 2017, including current maturities, amounted to $9.7 million, compared to $10.9 million at June 3, 2017. Refer to Note 9 of our June 3, 2017 audited financial statements for further information on our long-term debt.

For the thirteen weeks ended September 2, 2017, $21.5 million in net cash was used in operating activities, a decrease of $24.0 million, compared to net cash used in operations of $45.4 million for the comparable period in fiscal 2017.   Improved gross profit margins primarily resulting from higher sales volumes and egg selling prices contributed to our increase in cash flow from operations.

Index

For the thirteen weeks ended September 2, 2017, approximately $34.1 million was provided from the sale of short-term investments and we used $2.7 million for purchases of short-term investments, compared to $92.8 million in sales and $9.0 million in purchases in the first quarter of fiscal 2017.  We invested an additional $1.2 million in our Red River Valley Egg Farm, LLC joint venture (“Red River JV”) compared to $5.5 million for the first quarter of fiscal 2017.  Approximately $6.5 million was used to purchase property, plant and equipment, including construction projects discussed in detail below, compared to $23.9 million in the thirteen weeks ended August 27, 2016.  This decrease represents the completion of several major expansion projects over the past twelve months. As of September 2, 2017, cash increased approximately $1.4 million since June 3, 2017 compared to an increase of $8.6 million during the same period of fiscal 2017.

To accommodate the previously discussed increase in customers committing to cage-free eggs over time, we expect that future expansions at our farms will be with environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline that meets our customer’s needs.  The following table represents material construction projects approved as of September 28, 2017 (in thousands):

໿

Project	Location	Projected Completion	Projected Cost	Incurred as of September 2, 2017	Remaining Projected Cost
Cage-Free Layer Houses	Lake City, FL	September 2017	$8,669	$8,614	$55
Convertible/Cage-Free Layer House with Pullets	South Texas	September 2017	11,641	11,626	15
Convertible/Cage-Free Layer Houses	Green Forest, AR	October 2017	8,991	8,753	238
Cage-Free Layer Houses	South Texas	November 2017	4,063	3,904	159
Convertible/Cage-Free Layer Houses with Pullets	Guthrie, KY	January 2018	13,252	12,194	1,058
			$46,616	$45,091	$1,525

In addition to these projects, the Company expects to continue to fund its 50% share of the Red River JV.  As of September 28, 2017, we have contributed $55.6 million to the joint venture to fund our share of construction, startup costs, and operating losses. We estimate we will make additional contributions of approximately $7 million to fund our share of the remaining construction costs.

Property, plant, and equipment at certain of our locations is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At September 2, 2017, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

We believe our current cash balances, investments, and cash flows from operations will be sufficient to fund our current and projected capital needs for at least the next twelve months.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements.  The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted.  Based on the findings to date, the Company does not expect ASU 2016-02 to have a material impact on the results of operations or financial position; however, the Company's assessment is not complete.

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

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended June 3, 2017, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 3, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2017.

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of September 2, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 3, 2017, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:
Litigation

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 3, 2017, under Part I, Item 3:  Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

Index

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

The Indirect Purchaser Putative Class Action.  The indirect purchaser putative class cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania.  On April 20-21, 2015, the Court held an evidentiary hearing on the indirect purchaser plaintiffs’ motion for class certification. On September 18, 2015, the Court denied the indirect purchaser plaintiffs’ motion for class certification of 21 separate classes seeking damages under the laws of 21 states, holding that the plaintiffs were not able to prove that their purported method for ascertaining class membership was reliable or administratively feasible, that common questions would predominate, or that their proposed class approach would be manageable in a single trial.  In addition to barring any right to pursue a class monetary remedy under state law, the Court also denied indirect purchaser plaintiffs’ request for certification of an injunctive-relief class under federal law. However, the court allowed the indirect purchaser plaintiffs to renew their motion for class certification seeking a federal injunction. The plaintiffs filed their renewed motion to certify an injunctive-relief class on October 23, 2015. The Company joined the other defendants in opposing that motion on November 20.  The plaintiffs filed their reply memorandum on December 11, 2015, and on March 7, 2017, the Court heard arguments on the renewed motion for injunctive class certification. On June 27, 2017, the Court denied plaintiffs’ renewed motion for injunctive class certification. The plaintiffs also filed a petition with the United States Court of Appeals for the Third Circuit, asking the court to hear an immediate appeal of the trial court’s denial of the motion to certify 21 state-law damages classes. On December 3, 2015, the Third Circuit entered an order staying its consideration of the plaintiffs’ request for an immediate appeal of the damages-class ruling pending the trial court’s resolution of the plaintiffs’ renewed motion to certify an injunctive-relief class. On July 11, 2017 the plaintiffs filed a petition with the Third Circuit asking the court to hear an immediate appeal of the June 27 order denying plaintiffs’ renewed motion for injunctive class certification. On July 21, 2017, the Company joined other defendants in a response filed with the Third Circuit opposing the plaintiffs' latest petition. The Third Circuit has not yet ruled on either petition.

The Non-Class Cases. Six of the cases in which plaintiffs do not seek to certify a class have been consolidated with the putative class actions into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania. The court granted with prejudice the defendants’ renewed motion to dismiss the non-class plaintiffs’ claims for damages arising before September 24, 2004. On July 2, 2015, the Company filed and joined several motions for summary judgment that sought either dismissal of all of the claims in all of these cases or, in the alternative, dismissal of portions of these cases. On July 2, 2015, the non-class plaintiffs filed a motion for summary judgment seeking dismissal of certain affirmative defenses based on statutory immunities from federal antitrust law. The Court heard oral argument on the motions for summary judgment on February 22 and 23, 2016. On September 6, 2016, the Court granted the defendants’ motion for summary judgment against the plaintiffs’ claims arising from their purchases of egg products, dismissing those claims with prejudice. On September 9, 2016, the Court granted in part the Company’s motion for summary judgment on liability, dismissing as a matter of law the plaintiffs’ allegations of a side agreement to cease construction of new facilities and ruling that the plaintiffs’ allegations against United Egg Producers’ (UEP) animal-welfare guidelines must be evaluated at trial under the rule of reason. On September 12, 2016, the Court granted in part the Company’s motion for summary judgment on damages, ruling that plaintiffs cannot recover damages arising from purchases of eggs from non-defendants and cannot recover any relief arising from eggs and egg products produced or sold in Arizona after October 1, 2009, the date that Arizona mandated that all eggs sold or produced in that state must be produced in compliance with the 2008 version of the UEP animal-welfare guidelines. On September 13, 2016, the Court granted in part the plaintiffs’ motion for summary judgment as to the applicability of the Capper-Volstead defense, ruling that United States Egg Marketers (an industry cooperative of which the Company is a member) may invoke the defense at trial but that UEP (another industry cooperative of which the Company is a member) cannot. The Capper-Volstead defense is a defense pursuant to the Capper-Volstead Act (the Co-operative Marketing Associations Act), enacted by Congress in 1922, which gives certain associations of farmers certain exemptions from antitrust laws. On October 4, 2016, certain direct action plaintiffs (Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company) filed an appeal to the

Index

United States Court of Appeals for the Third Circuit from the District Court’s Order dated September 6, 2016, granting defendants’ motion for summary judgment and dismissing with prejudice all claims based on the purchase of egg products. These plaintiffs filed their opening brief on March 7, 2017. The defendants filed their response brief on April 20. These plaintiffs filed their reply brief on May 18. The court of appeals heard oral argument on July 11, 2017, but has not issued a ruling. On November 22, 2016, the non-class plaintiffs filed a motion asking the Court to hold a status conference and asking the court to set the non-class cases for trial in June of 2017. The parties in all of the remaining class and non-class cases submitted several different proposed trial schedules to the court, and a status conference was held on February 9, 2017. On August 11, 2017, the Company and certain other defendants filed a motion to exclude damage calculations by direct action plaintiffs’ expert, Dr. Baye. The direct action plaintiffs filed a motion to strike on August 25, 2017, and then filed a memorandum in support thereof on August 28, 2017. On September 8, the Company and the other moving defendants filed a response to the plaintiffs’ motion to strike. The court has scheduled a hearing on these latest motions for October 25, 2017.

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

The named plaintiffs in the remaining indirect purchaser putative class action seek treble damages under the statutes and common-law of various states and injunctive relief under the Sherman Act on behalf of themselves and all other putative class members in the United States. Although plaintiffs allege a class period starting in October, 2006 and running “through the present,” the Court denied the plaintiffs’ motion to certify classes seeking damages under the laws of 21 states and denied the plaintiffs’ renewed motion to certify an injunctive-relief class, as discussed above.

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

The Pennsylvania court has entered a series of orders related to case management, discovery, class certification, summary judgment, and scheduling.  The Court has also denied all four motions that the plaintiffs filed to exclude testimony from certain expert witnesses retained by the defendants. The court’s latest Case Management Order (No. 23) was filed on September 20, 2017, and indicated that the non-class plaintiffs’ cases would be set for trial later in calendar year 2018.

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

Index

is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended June 3, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our first quarter 2018 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
06/04/17 to 07/01/17	519	$39.60	—	—
07/02/17 to 07/29/17	—	—	—	—
07/30/17 to 09/02/17	—	—	—	—
	519	$39.60	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.
ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated October 2, 2017 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on October 2, 2017)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	October 2, 2017	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	October 2, 2017	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿