Form 10-Q
period 2017-12-02
CAL-MAINE FOODS INC
filed 2018-01-05
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 2, 2017

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
Yes ☐    No ☑
There were 43,774,928 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of December 29, 2017.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED DECEMBER 2, 2017

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 2, 2017	June 3, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,808	$17,564
Investment securities available-for-sale	189,492	138,462
Trade and other receivables (less allowance for doubtful accounts of
$916 and $386 at December 2, 2017 and June 3, 2017, respectively)	111,290	64,509
Income tax receivable	—	52,691
Inventories	163,041	160,692
Prepaid expenses and other current assets	2,556	2,288
Total current assets	486,187	436,206
Property, plant and equipment, net	443,093	458,184
Other investments	68,821	69,296
Goodwill	35,525	35,525
Other intangible assets, net	27,726	29,149
Other assets	4,779	4,734
TOTAL ASSETS	$1,066,131	$1,033,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,883	$59,853
Accrued legal settlement expense - see Notes 4 and 10	80,750	—
Current maturities of long-term debt and capital lease obligations	4,316	4,826
Total current liabilities	174,949	64,679
Long-term debt and capital lease obligations, less current maturities	4,204	6,113
Other noncurrent liabilities	7,689	7,527
Deferred income taxes	75,335	110,282
Total liabilities	262,177	188,601

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at December 2, 2017 and June 3, 2017, respectively, and 43,775 and 43,777
shares outstanding at December 2, 2017 and June 3, 2017, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at December 2, 2017 and June 3, 2017, respectively	48	48
Paid-in capital	51,670	49,932
Retained earnings	773,917	816,046
Accumulated other comprehensive loss, net of tax	(400)	(128)
Common stock in treasury at cost – 26,486 and 26,484 shares at December 2, 2017
and June 3, 2017, respectively	(23,940)	(23,914)
Total Cal-Maine Foods, Inc. stockholders’ equity	801,998	842,687
Noncontrolling interest in consolidated entities	1,956	1,806
Total stockholders’ equity	803,954	844,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,066,131	$1,033,094
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales	$361,172	$253,544	$624,017	$493,389
Cost of sales	278,776	249,596	524,285	499,010
Gross profit (loss)	82,396	3,948	99,732	(5,621)
Selling, general, and administrative expense	42,160	41,991	83,870	82,247
Legal settlement expense - see Notes 4 and 10	80,750	—	80,750	—
(Gain) loss on disposal of fixed assets	(50)	215	(46)	740
Operating loss	(40,464)	(38,258)	(64,842)	(88,608)
Other income (expense):
Interest income, net	578	781	1,052	1,872
Royalty income	312	324	590	730
Equity in income (loss) of affiliates	276	645	(77)	836
Other, net	(795)	(260)	(1,333)	(138)
Total other income	371	1,490	232	3,300

Loss before income taxes and noncontrolling interest	(40,093)	(36,768)	(64,610)	(85,308)
Income tax benefit	(14,012)	(13,801)	(22,352)	(31,361)
Net loss before noncontrolling interest	(26,081)	(22,967)	(42,258)	(53,947)
Less: Net income (loss) attributable to noncontrolling interest	55	43	(129)	(1)
Net loss attributable to Cal-Maine Foods, Inc.	$(26,136)	$(23,010)	$(42,129)	$(53,946)

Net loss per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.54)	$(0.48)	$(0.87)	$(1.12)
Diluted	$(0.54)	$(0.48)	$(0.87)	$(1.12)
Weighted average shares outstanding:
Basic	48,330	48,250	48,330	48,249
Diluted	48,330	48,250	48,330	48,249

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net loss, including noncontrolling interests	$(26,081)	$(22,967)	$(42,258)	$(53,947)

Other comprehensive loss, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(508)	(536)	(457)	(34)

Income tax benefit related to items of other comprehensive loss	204	204	185	13

Other comprehensive loss, net of tax	(304)	(332)	(272)	(21)

Comprehensive loss	(26,385)	(23,299)	(42,530)	(53,968)

Less: comprehensive income (loss) attributable to the noncontrolling interest	55	43	(129)	(1)

Comprehensive loss attributable to Cal-Maine Foods, Inc.	$(26,440)	$(23,342)	$(42,401)	$(53,967)

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	December 2, 2017	November 26, 2016
Operating activities:
Net loss including noncontrolling interest	$(42,258)	$(53,947)
Depreciation and amortization	26,612	22,975
Other adjustments, net	80,488	(39,217)
Net cash provided by (used in) operations	64,842	(70,189)

Investing activities:
Purchase of investments	(112,804)	(13,324)
Sales of investments	61,737	193,280
Acquisition of business	—	(68,643)
Investment in joint venture	(2,800)	(10,750)
Purchases of property, plant and equipment	(10,171)	(40,649)
Payments received on notes receivable and from affiliates	3,385	1,750
Net proceeds from disposal of property, plant and equipment	220	163
Net cash provided by (used in) investing activities	(60,433)	61,827

Financing activities:
Purchase of common stock by treasury	(25)	(60)
Contributions from (distributions to) noncontrolling interests	279	(73)
Principal payments on long-term debt and capital lease obligations	(2,419)	(3,060)
Net cash used in financing activities	(2,165)	(3,193)

Net change in cash and cash equivalents	2,244	(11,555)

Cash and cash equivalents at beginning of period	17,564	29,046
Cash and cash equivalents at end of period	$19,808	$17,491

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 2, 2017
(unaudited)
1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six weeks ended December 2, 2017 are not necessarily indicative of the results that may be expected for the year ending June 2, 2018.

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

2.   Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended December 2, 2017 and November 26, 2016 was $1.7 million and $1.7 million, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at December 2, 2017 was $4.1 million and will be recorded over a weighted average period of 1.7 years.  Refer to Note 10 of our June 3, 2017 audited financial statements for further information on our stock compensation plans.

At December 2, 2017, there were 244,640 restricted shares outstanding, with a weighted average grant date fair value of $42.71 per share. The Company’s restricted share activity for the twenty-six weeks ended December 2, 2017 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 3, 2017	247,735	$42.76
Granted	2,500	37.40
Vested	(2,110)	42.01
Forfeited	(3,485)	43.00
Outstanding, December 2, 2017	244,640	$42.71

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	December 2, 2017	June 3, 2017
Flocks	$93,835	$98,059
Eggs and egg products	18,604	14,911
Feed and supplies	50,602	47,722
	$163,041	$160,692

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at December 2, 2017, consisted of approximately 9.2 million pullets and breeders and 38.1 million layers.

4.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at December 2, 2017.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. Pursuant to the agreement, the Company will settle the claims with a single $80.8 million payment, which is $52.8 million net of tax, or $1.09 per basic and diluted share. As a result, the Company recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, in the second quarter of fiscal 2018.

These legal actions are discussed in detail at Part II, Item 1, of this report.

Index

5.   Net Loss per Common Share

Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen and twenty-six weeks ended December 2, 2017 and November 26, 2016, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.  The computations of basic and diluted net loss per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net loss attributable to Cal-Maine Foods, Inc.	$(26,136)	$(23,010)	$(42,129)	$(53,946)

Basic weighted-average common shares	48,330	48,250	48,330	48,249
Dilutive potential common shares	48,330	48,250	48,330	48,249

Antidilutive securities excluded from computation of earnings per share	138	155	127	148

Net loss per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.54)	$(0.48)	$(0.87)	$(1.12)
Diluted	$(0.54)	$(0.48)	$(0.87)	$(1.12)

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. Therefore, the Company did not pay a dividend with respect to the fourth quarter of fiscal 2016, or any quarter of fiscal 2017, and will not pay a dividend for the first or second quarters of fiscal 2018. At December 2, 2017, the cumulative losses that must be recovered prior to paying a dividend were $116.8 million. When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	December 2, 2017		June 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.2% Notes payable	$7,000	$7,006	$9,250	$9,295
Long-term leases	1,520	1,355	1,689	1,520
	$8,520	$8,361	$10,939	$10,815

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of December 2, 2017 and June 3, 2017 (in thousands):
໿

				Total
December 2, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$20,787	—	$20,787
Municipal bonds	—	24,376	—	24,376
Commercial paper	—	3,493	—	3,493
Corporate bonds	—	138,807	—	138,807
Asset backed securities	—	2,029	—	2,029
Mutual funds	2,647	—	—	2,647
Total assets measured at fair value	$2,647	$189,492	—	$192,139
໿

				Total
June 3, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$20,216	$—	$20,216
Municipal bonds	—	36,873	—	36,873
Corporate bonds	—	75,790	—	75,790
Asset backed securities	—	5,583	—	5,583
Mutual funds	2,459	—	—	2,459
Total assets measured at fair value	$2,459	$138,462	$—	$140,921

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

໿
໿

Index

8.   Investment Securities

The following represents the Company’s investment securities as of December 2, 2017 and June 3, 2017 (in thousands):

December 2, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$20,907	$—	$120	$20,787
Municipal bonds	24,412	—	36	24,376
Corporate bonds	139,274	—	467	138,807
Commercial paper	3,494	—	1	3,493
Asset backed securities	2,033	—	4	2,029
Total current investment securities	$190,120	$—	$628	$189,492

Mutual funds	$1,711	$936	$—	$2,647
Total noncurrent investment securities	$1,711	$936	$—	$2,647

June 3, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$20,259	$—	$43	$20,216
Municipal bonds	36,839	34	—	36,873
Corporate bonds	75,769	21	—	75,790
Asset backed securities	5,583	—	—	5,583
Total current investment securities	$138,450	$55	$43	$138,462

Mutual funds	$1,706	$753	$—	$2,459
Total noncurrent investment securities	$1,706	$753	$—	$2,459

Proceeds from sales of available-for-sale securities were $61.7 million and $193.3 million during the twenty-six weeks ended December 2, 2017 and November 26, 2016, respectively. Gross realized gains during the twenty-six weeks ended ended December 2, 2017 and November 26, 2016 were $22,000 and $221,000, respectively.  Gross realized losses during the twenty-six weeks ended December 2, 2017 and November 26, 2016 were zero and $6,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for the twenty-six weeks ended December 2, 2017 and November 26, 2016 were as follows (in thousands):

	26 Weeks Ended
	December 2, 2017	November 26, 2016
Current investments	$(420)	$(78)
Noncurrent investments	148	57
Total unrealized holding gains	$(272)	$(21)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at December 2, 2017, are as follows (in thousands):

Estimated Fair Value
Within one year	$99,175
1-5 years	90,317
Total	$189,492

໿

Index

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended December 2, 2017 (in thousands, except share amounts):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 3, 2017	$703	$48	$(23,914)	$49,932	$(128)	$816,046	$1,806	$844,493
Other comprehensive loss, net of tax	—	—	—	—	(272)	—	—	(272)
Grant of restricted stock	—	—	2	(2)	—	—	—	—
Forfeiture of restricted stock	—	—	(3)	3	—	—	—	—
Buyback of 638 shares to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(25)	—	—	—	—	(25)
Contribution from noncontrolling interest partners	—	—	—	—	—	—	279	279
Restricted stock compensation	—	—	—	1,737	—	—	—	1,737
Net loss	—	—	—	—	—	(42,129)	(129)	(42,258)
Balance at December 2, 2017	$703	$48	$(23,940)	$51,670	$(400)	$773,917	$1,956	$803,954

10. Subsequent Event

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company (See Note 4). Pursuant to the agreement, the Company will settle the claims with a single $80.8 million payment, which is $52.8 million net of tax, or $1.09 per basic and diluted share. As a result, the Company has recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, projected construction costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2017, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  In addition, we continue to assess the impact of the recently enacted federal tax reform legislation on our business and consolidated financial statements. Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these

Index

forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual per dozen eggs average of the Urner-Barry Southeastern Regional Large Egg Market Price ("UB southeastern large index"), for our last ten fiscal years ranged from a low of $0.85 in fiscal year 2017 to a high of $1.79 in fiscal year 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

In 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  There were no positive tests for AI at any of our locations. Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  During April through June 2015, the affected laying hens were either destroyed by the disease or euthanized.  The USDA data showed the supply of laying hens decreased substantially. Since that time, hen numbers have recovered and even exceeded pre–AI levels in late 2016.

Egg prices increased significantly during the summer and fall of 2015. The average of Thursday prices for the UB southeastern large index for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The UB southeastern large index hit a decade-low level in both our fiscal 2016 fourth quarter and fiscal 2017 second quarter. During the twenty-six weeks ended

Index

December 2, 2017, the UB southeastern large index averaged $1.19 per dozen, a 53.8% increase over the comparable period of the prior year which averaged $0.77 per dozen. In spite of this increase, the UB southeastern large index remained below the average of $1.46 for fiscal 2012-2016.

According to Nielsen data, retail demand for calendar year 2017 has been very good and in line with normal seasonal trends, supported by increased egg promotions in grocery stores. After a period of sluggish demand from institutional food customers, this sector has seen increasing egg usage in recent months. The USDA reports that shell egg exports have continued to expand in calendar 2017 and have recovered from previous low levels following the 2015 avian influenza (AI) outbreak. Export demand has also increased as a result of the reported Fipronil contaminations across Europe and Southeast Asia. Together, these demand trends have resulted in a more favorable market environment compared with a year ago. The laying hen flock size has been consistent with prior-year levels as production has moderated, resulting in an improved balance of supply and demand. Accordingly, our net average selling price for shell eggs for the second quarter of fiscal 2018 was $1.321 compared with $0.971 for the corresponding period of fiscal 2017. Recent USDA reports, however, show an increase in chicks hatched which could indicate future increases in supply.

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

For the thirteen weeks ended December 2, 2017, we produced approximately 85% of the total number of shell eggs we sold compared to 84% in the comparable prior year period.  We produced 5.2% more dozens during the thirteen weeks ended December 2, 2017 than in the corresponding period of last year. For the thirteen weeks ended December 2, 2017, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us compared to 7% for the same period of last year. This increase represents contract production acquired with our fiscal 2017 acquisitions. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged approximately 57% of our total farm egg production cost for the thirteen weeks ended December 2, 2017 and November 26, 2016. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments.  Large U.S. corn and soybean crops have been harvested in 2017, which combined with the large 2016 crops should provide an adequate supply of our primary feed ingredients during the remainder of fiscal 2018.

While the recent hurricanes that hit the U.S. during our fiscal 2018 second quarter caused disruptions to our operations in Texas, Florida and Georgia, we did not sustain any material loss of egg production.

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. Pursuant to the agreement, the Company will settle the claims with a single $80.8 million payment, which is $52.8 million net of tax, or $1.09 per basic and diluted share. As a result, the Company has recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, in the second quarter of fiscal 2018.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		26 Weeks Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.2%	98.4%	84.0%	101.1%
Gross profit (loss)	22.8%	1.6%	16.0%	(1.1)%
Selling, general, and administrative expense	11.7%	16.6%	13.4%	16.7%
Legal settlement expense	22.3%	—%	13.0%	—%
Loss on disposal of fixed assets	—%	0.1%	—%	0.1%
Operating loss	(11.2)%	(15.1)%	(10.4)%	(17.9)%
Other income (expense), net	0.1%	0.6%	—%	0.7%
Loss before income taxes and noncontrolling interest	(11.1)%	(14.5)%	(10.4)%	(17.2)%
Income tax benefit	(3.9)%	(5.4)%	(3.6)%	(6.3)%
Net loss before noncontrolling interest	(7.2)%	(9.1)%	(6.8)%	(10.9)%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	—%	—%
Net loss attributable to Cal-Maine Foods, Inc.	(7.2)%	(9.1)%	(6.8)%	(10.9)%

NET SALES

Net sales for the thirteen weeks ended December 2, 2017 were $361.2 million, an increase of $107.7 million, or 42.4%, compared to net sales of $253.5 million for the thirteen weeks ended November 26, 2016. The increase was primarily due to an increase in egg selling prices and, to a lesser extent, an increase in dozens sold.

Shell egg sales made up approximately 97.0% of net sales for the thirteen weeks ended December 2, 2017.  Dozens sold for the second quarter of fiscal year 2018 were 263.1 million, a 4.3% increase from 252.2 million dozen for the second quarter of fiscal 2017. The volume increase accounted for a $10.6 million increase in net sales.

Net average selling price per dozen of shell eggs was $1.321 for the thirteen weeks ended December 2, 2017, compared to $0.971 for the thirteen weeks ended November 26, 2016. The 36.0% increase in average selling price accounted for a $92.1 million increase in net sales.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products and other revenues accounted for 3.0% of net sales for the thirteen weeks ended December 2, 2017. These revenues were $10.8 million for the thirteen weeks ended December 2, 2017, compared to $6.3 million for the thirteen weeks ended November 26, 2016.

Net sales for the twenty-six weeks ended December 2, 2017 were $624.0 million, an increase of $130.6 million, or 26.5%, compared to net sales of $493.4 million for the twenty-six weeks ended November 26, 2016. The increase was primarily due to an increase in egg selling prices and, to a lesser extent, an increase in dozens sold.

Shell egg sales made up approximately 97.3% of net sales for the twenty-six weeks ended December 2, 2017.  Dozens sold for the twenty-six weeks ended December 2, 2017 were 512.5 million, a 3.6% increase from 494.5 million dozen for the same period of fiscal 2017. The volume increase accounted for a $17.4 million increase in net sales.

Net average selling price per dozen of shell eggs was $1.173 for the twenty-six weeks ended December 2, 2017, compared to $0.962 for the twenty-six weeks ended November 26, 2016. The 21.9% increase in average selling price accounted for a $108.1 million increase in net sales.

Index

Egg products and other revenues accounted for 2.7% of net sales for the twenty-six weeks ended December 2, 2017. These revenues were $17.0 million for the twenty-six weeks ended December 2, 2017, compared to $11.9 million for the twenty-six weeks ended November 26, 2016.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
	December 2, 2017		November 26, 2016		December 2, 2017		November 26, 2016
Total net sales	$361,172		$253,544		$624,017		$493,389

Non-specialty shell egg	$228,975	65.4%	$123,008	49.8%	$374,758	61.7%	$236,512	49.2%
Specialty shell egg	113,293	32.3%	113,224	45.8%	214,990	35.4%	222,536	46.2%
Co-pack specialty shell egg	5,839	1.7%	8,514	3.4%	11,919	2.0%	16,969	3.5%
Other	2,211	0.6%	2,485	1.0%	5,360	0.9%	5,482	1.1%
Net shell egg sales	$350,318	100.0%	$247,231	100.0%	$607,027	100.0%	$481,499	100.0%

Net shell egg sales as a percent of total net sales	97.0%		97.5%		97.3%		97.6%

Dozens sold:
Non-specialty shell egg	200,449	76.2%	191,383	75.9%	392,617	76.6%	374,113	75.7%
Specialty shell egg	59,544	22.6%	56,540	22.4%	113,681	22.2%	111,939	22.6%
Co-pack specialty shell egg	3,093	1.2%	4,254	1.7%	6,251	1.2%	8,449	1.7%
Total dozens sold	263,086	100.0%	252,177	100.0%	512,549	100.0%	494,501	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$1.142		$0.643		$0.955		$0.632
Specialty shell eggs	$1.903		$2.003		$1.891		$1.988
All shell eggs	$1.321		$0.971		$1.173		$0.962

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended December 2, 2017, non-specialty shell egg dozens sold increased 4.7%, and the average selling price increased 77.6% to $1.142 from $0.643 for the same period of fiscal 2017. For the twenty-six weeks ended December 2, 2017, non-specialty shell egg dozens sold increased approximately 4.9%, and the average selling price increased 51.1% to $0.955 from $0.632 for the same period of fiscal 2017.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  This was particularly evident in fiscal 2017 as non-specialty egg prices declined more than specialty egg prices.  However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For thirteen weeks ended December 2, 2017, specialty shell egg dozens sold increased 5.3%, but the average selling price decreased 5.0% to $1.903 from $2.003 for the same period of fiscal 2017. For the twenty-six weeks ended December 2, 2017, specialty shell egg dozens sold increased 1.6%, but the average selling price decreased 4.9% to $1.891 from $1.988 for the same period of fiscal 2017.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell

Index

eggs sold during the twenty-six weeks ended December 2, 2017 and November 26, 2016 were 6.3 million and 8.4 million, which represented 1.2% and 1.7% of total dozens sold for those periods, respectively.

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

For the second quarter of fiscal 2018, egg product sales were $10.8 million, an increase of $4.5 million , or 71.9%, compared to $6.3 million for the same period of 2017. Pounds sold for the second quarter of fiscal 2018 were 14.3 million, a decrease of 13.9%, compared to 16.6 million for the same period of fiscal 2017. The selling price per pound for the second quarter of fiscal 2018 was $0.760 compared to $0.387 for the same period of fiscal 2017, a 96.4% increase.

For the twenty-six weeks ended December 2, 2017, egg product sales were $17.0 million, an increase of $5.1 million, or 42.9%, compared to $11.9 million for the same period of fiscal 2017. Pounds sold for the twenty-six weeks ended December 2, 2017 were 29.9 million, a decrease of 1.0 million, or 3.4%, compared to 30.9 million for the same period of fiscal 2017. The selling price per pound for the twenty-six weeks ended December 2, 2017 was $0.572 compared to $0.392 for the same period of fiscal 2017, a 46.1% increase.

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
໿
໿
໿
໿

	13 Weeks Ended			26 Weeks Ended
	December 2, 2017	November 26, 2016	Percent Change	December 2, 2017	November 26, 2016	Percent Change
Cost of Sales:
Farm production	151,902	144,581	5.1%	296,191	287,452	3.0%
Processing, packaging, and warehouse	53,707	47,988	11.9%	104,819	94,291	11.2%
Egg purchases and other (including change in inventory)	64,276	52,433	22.6%	108,054	108,026	—%
Total shell eggs	269,885	245,002	10.2%	509,064	489,769	3.9%
Egg products	8,722	4,434	96.7%	14,767	8,732	69.1%
Other	169	160	5.6%	454	509	(10.8)%
Total	$278,776	$249,596	11.7%	$524,285	$499,010	5.1%

Farm production cost (per dozen produced)
Feed	$0.388	$0.394	(1.5)%	$0.382	$0.412	(7.3)%
Other	$0.298	$0.294	1.4%	$0.301	$0.294	2.4%
Total	$0.686	$0.688	(0.3)%	$0.683	$0.706	(3.3)%

Outside egg purchases (average cost per dozen)	$1.39	$0.98	41.8%	$1.20	$1.01	18.8%

Dozen produced	222,889	211,971	5.2%	436,459	410,753	6.3%
Dozen sold	263,086	252,177	4.3%	512,549	494,501	3.6%

Cost of sales for the second quarter of fiscal 2018 was $278.8 million, an increase of $29.2 million, or 11.7%, from $249.6 million for the second quarter of fiscal 2017. This increase was primarily driven by an increase in the cost of eggs purchased and increased dozens produced for the quarter. Feed cost per dozen for the second quarter of fiscal 2018 was $0.388, compared to $0.394 per dozen for the second quarter of fiscal 2017, a decrease of 1.5%, resulting in a decrease in cost of sales of approximately $1.3 million. Other farm production cost increased 1.4% to $0.298 for the second quarter of fiscal 2018 compared to $0.294 for the same period of last year.

Cost of sales for the twenty-six weeks ended December 2, 2017 was $524.3 million, an increase of $25.3 million, or 5.1%, from $499.0 million for the same period of fiscal 2017. The increase was primarily driven by an increase in dozens produced during the period and, to a lesser extent, the increased cost of eggs purchased in fiscal 2018. Dozens produced increased 6.3% resulting in higher farm production, processing, and packaging costs. These increases were offset by a lower feed cost per dozen produced. Feed cost per dozen for the twenty-six weeks ended December 2, 2017, was $0.382, compared to $0.412 per dozen for the comparable period of fiscal 2017, a decrease of 7.3%, resulting in a decrease in cost of sales of approximately $12.3 million for the comparable period. Other farm production cost increased 2.4% to $0.301 for the twenty-six weeks ended December 2, 2017, compared to $0.294 for the same period of last year primarily due to increased layer hen amortization expense and facility costs related to capital improvement and conversion projects.

Gross profit for the second quarter of fiscal 2018 was $82.4 million compared to $3.9 million for the second quarter of fiscal 2017. For the twenty-six weeks ended ended December 2, 2017, gross profit increased to $99.7 million from a loss of $5.6 million for the same period of fiscal 2017 primarily due to the increased average customer selling prices and sales volumes.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	December 2, 2017	November 26, 2016	$ Change	% Change
Specialty egg expense	$11,840	$13,773	$(1,933)	(14.0)%
Delivery expense	13,113	13,136	(23)	(0.2)%
Payroll and overhead	8,246	8,723	(477)	(5.5)%
Stock compensation expense	879	808	71	8.8%
Other expenses	8,082	5,551	2,531	45.6%
Total	$42,160	$41,991	$169	0.4%

For the thirteen weeks ended December 2, 2017, selling, general, and administrative expenses was $42.2 million compared to $42.0 million for the thirteen weeks ended November 26, 2016. Specialty egg expense decreased $1.9 million, or 14.0%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 5.3% for the thirteen weeks ended December 2, 2017; however, this was more than offset by reduced advertising expense, which is a component of specialty egg expense and decreased 106.1% compared to the same period of fiscal 2017 due to an increase in refunded promotional allowances. Payroll and overhead decreased $477,000, or 5.5%, compared to the same period of fiscal 2017 primarily due to timing of bonus accruals. Other expenses increased 45.6% to $8.1 million for the thirteen weeks ended December 2, 2017 from $5.6 million for the comparable period of fiscal 2017 primarily due to increased bad debt expense in the current period as well as amortization of intangible assets related to the impact of the fiscal 2017 acquisitions.

	26 Weeks Ended
	December 2, 2017	November 26, 2016	$ Change	% Change
Specialty egg expense	$23,574	$26,829	$(3,255)	(12.1)%
Delivery expense	26,237	25,696	541	2.1%
Payroll and overhead	17,743	17,162	581	3.4%
Stock compensation expense	1,738	1,656	82	5.0%
Other expenses	14,578	10,904	3,674	33.7%
Total	$83,870	$82,247	$1,623	2.0%

໿
For the twenty-six weeks ended December 2, 2017, selling, general, and administrative expenses was $83.9 million, an increase of $1.6 million, or 2.0%, compared to $82.2 million for the twenty-six weeks ended November 26, 2016. Specialty egg expense decreased $3.3 million, or 12.1%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 1.6% for the twenty-six weeks ended December 2, 2017, however this was more than offset by reduced advertising expense, which is a component of specialty egg expense and decreased 70.3% compared to the same period for fiscal 2017 due to an increase in refunded promotional allowances. Payroll and overhead increased $581,000, or 3.4%, compared to the same period of fiscal 2017 primarily due to timing of bonus accruals. Delivery expense increased $541,000 or 2.1%, compared to the same period of last year primarily due to the impact of the fiscal 2017 acquisitions. Other expenses increased 33.7% to $14.6 million for the twenty-six weeks ended December 2, 2017 from $10.9 million for the comparable period of fiscal 2017 primarily due to increased amortization of intangible assets related to the impact of the fiscal 2017 acquisitions as well as increases in bad debt, legal, audit and professional expenses.

LEGAL SETTLEMENT EXPENSE

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. Pursuant to the agreement, the Company will settle the claims

Index

with a single $80.8 million payment, which is $52.8 million net of tax, or $1.09 per basic and diluted share. As a result, the Company has recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, during the thirteen and twenty-six weeks ended December 2, 2017.

LOSS ON DISPOSAL OF FIXED ASSETS

During twenty-six weeks ended November 26, 2016 we recorded a $740,000 loss on disposal of fixed assets due to a roof replacement at one of our Texas locations.

OPERATING LOSS

As a result of the above, operating loss was $40.5 million for the second quarter of fiscal 2018, compared to $38.3 million for the fiscal 2017 second quarter.

For the twenty-six weeks ended December 2, 2017, we recorded an operating loss of $64.8 million compared to a loss of $88.6 million for the same period of fiscal 2017.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the second quarter of fiscal 2018, we recorded $618,000 of interest income compared to $781,000 for the same period of last year.   The decrease resulted primarily from lower average invested balances. The Company recorded interest expense of $245,000 and $370,000, of which $205,000 and $370,000 was capitalized, in the second quarters of fiscal 2018 and 2017, respectively.  The $125,000 reduction in interest expense resulted from the Company reducing outstanding debt.

Equity in income (loss) of affiliates for the second quarter of fiscal 2018 was income of $276,000 compared to $645,000 for the same period of last year.  The decrease of $369,000 is primarily due to losses at our Red River joint venture.

Other, net for the thirteen weeks ended December 2, 2017, was a loss of $795,000 compared with a loss of $260,000 for the same period of last year, primarily driven by an increase in uninsured losses in the current period.

For the twenty-six weeks ended December 2, 2017, we recorded $1.1 million of interest income compared to $1.9 million for the same period of fiscal 2017. The decrease resulted primarily from lower average invested balances. The Company recorded interest expense of $160,000 and $757,000, of which $90,000 and $749,000 was capitalized, for the twenty-six weeks ended December 2, 2017 and November 26, 2016, respectively. The $597,000 reduction in interest expense resulted from the Company reducing outstanding debt.

Equity in income (loss) of affiliates for the twenty-six weeks ended December 2, 2017 was a loss of $77,000 compared to income of $836,000 for the same period of fiscal 2017. The decrease of $913,000 is primarily due to losses at our Red River joint venture.

Other, net for the twenty-six weeks ended December 2, 2017, was a loss of $1.3 million compared to a loss of $138,000 for the same period of fiscal 2017, primarily driven by an increase in uninsured losses in the current period and a reduction in miscellaneous income.

Index

INCOME TAXES

Pre-tax loss, less net income attributable to noncontrolling interest, was $40.1 million for the thirteen weeks ended December 2, 2017, compared to pre-tax loss, less net income attributable to noncontrolling interest, of $36.8 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $14.0 million was recorded, with an effective tax rate of 34.9%, compared to an income tax benefit of $13.8 million, with an effective rate of 37.5%, for last year’s comparable period.

For the twenty-six weeks ended December 2, 2017, pre-tax loss, less net loss attributable to noncontrolling interest, was $64.6 million, compared to pre-tax loss, less net loss attributable to noncontrolling interest, of $85.3 million for the same period of fiscal 2017. For the twenty-six weeks ended December 2, 2017 income tax benefit of $22.4 million was recorded, with an effective tax rate of 34.7%, compared to an income tax benefit of $31.4 million, with an effective rate of 36.8% for last year's comparable period.

The effective rate decrease for the thirteen and twenty-six weeks ended December 2, 2017 was primarily related to the anticipated carryback of projected net taxable losses, as the carryback reduces prior year taxable income and as a result reduces the benefit of domestic manufacturers deductions, a portion of which was therefore reversed in the current periods.

At December 2, 2017, the Company had recorded an income tax payable of $5.3 million compared to an income tax receivable of $52.7 million at June 3, 2017. The change is primarily due to receipt during the second quarter of fiscal 2018 of a $45.0 million federal tax refund related to the carryback of fiscal 2017 losses.

Our effective rate differs from the federal statutory income tax rate of 35% due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, and net income or loss attributable to noncontrolling interest.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the legislation does reduce the U.S. corporate tax rate from the current rate of 35% to 21%. At December 2, 2017, the Company had a deferred tax liability of approximately $75.3 million based on a U.S. federal tax rate of 35%. Since this legislation was enacted after the close of our second quarter of fiscal 2018, this liability will be revalued at a lower rate during our third quarter of fiscal 2018, which ends on March 3, 2018. This revaluation will result in a benefit to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. Consequently, the Company’s effective tax rate for the thirteen and twenty-six ended December 2, 2017 does not include the impact of any potential tax reform, as it was not enacted before December 2, 2017. The Company expects a reduction to its effective tax rate for the thirteen and thirty-nine weeks ending March 3, 2018.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended December 2, 2017, net income attributable to noncontrolling interest was $55,000 compared to $43,000 for the same period of fiscal 2017.

For the twenty-six weeks ended December 2, 2017, net loss attributable to noncontrolling interest was $129,000 compared to $1,000 for the same period of fiscal 2017. This is attributable to income and losses from the Company's consolidated joint ventures.

NET LOSS ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended December 2, 2017 was $26.1 million, or $0.54 per basic and diluted share, compared to $23.0 million, or $0.48 per basic and diluted share for the same period last year.

Index

Net loss for the twenty-six weeks ended December 2, 2017 was $42.1 million, or $0.87 per basic and diluted share, compared to $53.9 million, or $1.12 per basic and diluted share, for the same period of fiscal 2017.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at December 2, 2017 was $311.2 million, compared to $371.5 million at June 3, 2017. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 2.78 at December 2, 2017, compared with 6.74 at June 3, 2017. The decrease was due to the accrual of the legal settlement expense and higher accounts payable balances at period end due to the increase in the cost of purchased eggs. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at December 2, 2017, including current maturities, amounted to $8.5 million, compared to $10.9 million at June 3, 2017. Refer to Note 9 of our June 3, 2017 audited financial statements for further information on our long-term debt.

For the twenty-six weeks ended December 2, 2017, $64.8 million in net cash was provided by operating activities, an improvement of $135.0 million, compared to net cash used in operations of $70.2 million for the comparable period in fiscal 2017.   Improved gross profit margins primarily resulting from higher sales volumes and egg selling prices as well as increased accounts payable at December 2, 2017 contributed to our increase in cash flow from operations.

For the twenty-six weeks ended December 2, 2017, approximately $61.7 million was provided from the sale of short-term investments compared to $193.3 million for the twenty-six weeks ended November 26, 2016. We used $112.8 million and $13.3 million for purchases of short-term investments for the twenty-six weeks ended December 2, 2017 and November 26, 2016, respectively.

We invested an additional $2.8 million in our Red River Valley Egg Farm, LLC joint venture (“Red River JV”) compared to $10.8 million for the first quarter of fiscal 2017.  Approximately $10.2 million was used to purchase property, plant and equipment compared to $40.6 million in the twenty-six weeks ended November 26, 2016.  This decrease represents the completion of several major expansion projects over the past twelve months. In fiscal 2017 we used $68.6 million for the acquisition of Foodonics International, Inc.

As of December 2, 2017, cash increased approximately $2.2 million since June 3, 2017 compared to an increase of $11.6 million during the same period of fiscal 2017.

Over the past five fiscal years the Company has completed over $300 million in capital expenditures. The Company has completed the majority of previously reported expansion projects. We anticipate future cage-free expansion projects to arise as needed to meet customer demand.
໿

The Company expects to continue to fund its 50% share of the Red River JV.  As of December 29, 2017, we have contributed $56.7 million to the joint venture to fund our share of construction, startup costs, and operating losses. We estimate we will make additional contributions of approximately $6 million to fund our share of the remaining construction costs.

Property, plant, and equipment at certain of our locations is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At December 2, 2017, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams,

Index

Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of December 2, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended September 2, 2017, under Part II, Item 1:  Legal Proceedings, and our Annual Report on Form 10-K for the year ended June 3, 2017, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania (the “District Court”), in three (3) groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.”

The Direct Purchaser Putative Class Action. The named plaintiffs in these cases alleged that they purchased eggs or egg products directly from a defendant and sued on behalf of themselves and a putative class of others who claimed to be similarly situated.  As previously reported, in November 2014, the District Court approved the Company’s settlement with the direct purchaser plaintiff class and entered final judgment dismissing with prejudice the class members’ claims against the Company.

The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  The indirect purchaser plaintiffs have filed two (2) motions for class certification, one of which sought certification of 21 separate classes seeking damages under the laws of 21 states and another which sought certification of an injunctive-relief class under federal law, and the District Court has denied both of these motions. After each ruling, the plaintiffs filed a petition with the United States Court of Appeals for the Third Circuit, asking that court to hear an immediate appeal of the District Court’s refusal to certify a class. The Third Circuit denied both petitions. Therefore, there is no certified class in the indirect purchaser putative class action case, although the plaintiffs could appeal the denials of class certification after a trial on the merits. At this

Index

time, all that remains for trial are the claims of the individual named plaintiffs, who seek treble damages under the statutes and common law of various states and injunctive relief under the Sherman Act attacking certain features of the United Egg Producers’ (UEP) animal-welfare guidelines and program used by the Company and many other egg producers. Management believes that neither the aggregate treble damages nor the injunctive relief sought by the individual plaintiffs in these cases, even if awarded, would be material to the Company. The District Court has not set a trial date for the indirect purchaser case.

The Non-Class Cases. In the remaining cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  On December 29, 2017, the Company entered into a Binding Agreement as to Material Terms to resolve all claims brought by the following non-class plaintiffs: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Giant Eagle, Inc. Pursuant to the agreement, which the parties intend to be legally binding, the Company agreed to pay the non-class plaintiffs $80.8 million within 45 days of all parties signing a formal settlement agreement, and the parties agreed to work in good faith to prepare and execute the formal settlement agreement no later than January 10, 2018. The parties agreed to resolve any disputes relating to the agreement through binding arbitration.

The only non-class plaintiffs that are not included in the agreement are the following companies that sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs): Conopco, Inc., Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. The egg products plaintiffs sought treble damages and injunctive relief under the Sherman Act attacking certain features of the United Egg Producers’ (UEP) animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling has been appealed to the United States Court of Appeals for the Third Circuit, which heard oral argument on July 11, 2017, but has not issued a ruling.

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

ITEM 1A.   RISK FACTORS

In the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2017, we discussed rules proposed by the United States Department of Agriculture ("USDA") Agricultural Marketing Service that, if adopted, would have increased our costs to produce organic eggs. As of December 2017, the USDA proposed withdrawal of these rules. If the withdrawal is finalized, existing organic poultry regulations would remain effective.

Index

There have been no other material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended June 3, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our second quarter 2018 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
09/03/17 to 09/30/17	119	$40.95	—	—
10/01/17 to 10/28/17	—	—	—	—
10/29/17 to 12/02/17	—	—	—	—
	119	$40.95	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.
ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Composite Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended November 29, 2014, filed December 29, 2014).
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated January 5, 2018 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on January 5, 2018)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	January 5, 2018	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	January 5, 2018	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿