Form 10-Q
period 2018-03-03
CAL-MAINE FOODS INC
filed 2018-04-02
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 3, 2018

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
Yes ☐    No ☑
There were 43,832,291 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 29, 2018.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 3, 2018

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 3, 2018	June 3, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$106,178	$17,564
Investment securities available-for-sale	177,270	138,462
Trade and other receivables (less allowance for doubtful accounts of
$521 and $386 at March 3, 2018 and June 3, 2017, respectively)	121,642	64,509
Income tax receivable	—	52,691
Inventories	165,363	160,692
Prepaid expenses and other current assets	2,074	2,288
Total current assets	572,527	436,206
Property, plant and equipment, net	433,482	458,184
Other investments	70,417	69,296
Goodwill	35,525	35,525
Other intangible assets, net	27,018	29,149
Other assets	4,714	4,734
TOTAL ASSETS	$1,143,683	$1,033,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$96,071	$59,853
Accrued legal settlement expense - see Note 4	80,750	—
Current maturities of long-term debt and capital lease obligations	3,926	4,826
Total current liabilities	180,747	64,679
Long-term debt and capital lease obligations, less current maturities	3,351	6,113
Other noncurrent liabilities	8,038	7,527
Deferred income taxes	51,888	110,282
Total liabilities	244,024	188,601

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at March 3, 2018 and June 3, 2017, respectively, and 43,832 and 43,777
shares outstanding at March 3, 2018 and June 3, 2017, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at March 3, 2018 and June 3, 2017, respectively	48	48
Paid-in capital	52,436	49,932
Retained earnings	870,211	816,046
Accumulated other comprehensive loss, net of tax	(792)	(128)
Common stock in treasury at cost – 26,431 and 26,484 shares at March 3, 2018
and June 3, 2017, respectively	(24,967)	(23,914)
Total Cal-Maine Foods, Inc. stockholders’ equity	897,639	842,687
Noncontrolling interest in consolidated entities	2,020	1,806
Total stockholders’ equity	899,659	844,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,143,683	$1,033,094
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Net sales	$435,820	$306,540	$1,059,837	$799,929
Cost of sales	315,722	267,375	840,007	766,385
Gross profit	120,098	39,165	219,830	33,544
Selling, general, and administrative expense	44,175	43,738	128,045	125,985
Legal settlement expense - see Note 4	—	—	80,750	—
(Gain) loss on disposal of fixed assets	(279)	622	(325)	1,361
Operating income (loss)	76,202	(5,195)	11,360	(93,802)
Other income (expense):
Interest income, net	992	411	2,044	2,283
Royalty income	169	381	759	1,111
Patronage dividends	8,286	7,608	8,286	7,608
Equity in income of affiliates	2,379	1,018	2,302	1,854
Other, net	29	(58)	(1,304)	(197)
Total other income	11,855	9,360	12,087	12,659

Income (loss) before income taxes and noncontrolling interest	88,057	4,165	23,447	(81,143)
Income tax (benefit) expense	(8,301)	34	(30,653)	(31,327)
Net income (loss) before noncontrolling interest	96,358	4,131	54,100	(49,816)
Less: Net income (loss) attributable to noncontrolling interest	64	(8)	(65)	(9)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$96,294	$4,139	$54,165	$(49,807)

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.99	$0.09	$1.12	$(1.03)
Diluted	$1.99	$0.09	$1.12	$(1.03)
Weighted average shares outstanding:
Basic	48,361	48,286	48,340	48,285
Diluted	48,476	48,417	48,460	48,285

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Net income (loss), including noncontrolling interests	$96,358	$4,131	$54,100	$(49,816)

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(547)	233	(1,004)	199

Income tax benefit (expense) related to items of other comprehensive loss	155	(89)	340	(75)

Other comprehensive income (loss), net of tax	(392)	144	(664)	124

Comprehensive income (loss)	95,966	4,275	53,436	(49,692)

Less: comprehensive income (loss) attributable to the noncontrolling interest	64	(8)	(65)	(9)

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$95,902	$4,283	$53,501	$(49,683)

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	March 3, 2018	February 25, 2017
Operating activities:
Net income (loss) including noncontrolling interest	$54,100	$(49,816)
Depreciation and amortization	40,331	35,724
Other adjustments, net	51,655	(43,125)
Net cash provided by (used in) operations	146,086	(57,217)

Investing activities:
Purchase of investments	(136,921)	(25,872)
Sales of investments	95,289	228,327
Acquisition of business	—	(68,643)
Investment in joint venture	(4,100)	(17,700)
Purchases of property, plant and equipment	(13,639)	(54,862)
Payments received from affiliates	5,831	5,236
Net proceeds from disposal of property, plant and equipment	579	76
Net cash provided by (used in) investing activities	(52,961)	66,562

Financing activities:
Purchase of common stock by treasury	(1,128)	(1,715)
Contributions from (distributions to) noncontrolling interests	279	(73)
Principal payments on long-term debt and capital lease obligations	(3,662)	(4,698)
Net cash used in financing activities	(4,511)	(6,486)

Net change in cash and cash equivalents	88,614	2,859

Cash and cash equivalents at beginning of period	17,564	29,046
Cash and cash equivalents at end of period	$106,178	$31,905

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 3, 2018
(unaudited)
1.   Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and thirty-nine weeks ended March 3, 2018 are not necessarily indicative of the results that may be expected for the year ending June 2, 2018.

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

2.   Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended March 3, 2018 and February 25, 2017 was $2.6 million and $2.5 million, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at March 3, 2018 was $6.9 million and will be recorded over a weighted average period of 2.2 years.  Refer to Note 10 of our June 3, 2017 audited financial statements for further information on our stock compensation plans.

At March 3, 2018, there were 243,060 restricted shares outstanding, with a weighted average grant date fair value of $45.30 per share. The Company’s restricted share activity for the thirty-nine weeks ended March 3, 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 3, 2017	247,735	$42.76
Granted	88,965	43.81
Vested	(85,990)	36.76
Forfeited	(7,650)	41.75
Outstanding, March 3, 2018	243,060	$45.30

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	March 3, 2018	June 3, 2017
Flocks	$92,763	$98,059
Eggs and egg products	18,153	14,911
Feed and supplies	54,447	47,722
	$165,363	$160,692

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at March 3, 2018, consisted of approximately 9.2 million pullets and breeders and 37.8 million layers.

4.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at March 3, 2018.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. The agreement was finalized and effective January 30, 2018. Pursuant to the agreement, the Company settled the claims with a single $80.8 million payment, which is $54.8 million net of tax, or $1.13 per basic and diluted share. As a result, the Company recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, in the second quarter of fiscal 2018. The Company paid the settlement on March 23, 2018, subsequent to the end of our fiscal 2018 third quarter.

These legal actions are discussed in detail at Part II, Item 1, of this report.

Index

5.   Net Income (Loss) per Common Share

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirty-nine weeks ended February 25, 2017, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income (loss) per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc.	$96,294	$4,139	$54,165	$(49,807)

Basic weighted-average common shares	48,361	48,286	48,340	48,285
Dilutive potential common shares	48,476	48,417	48,460	48,285

Antidilutive securities excluded from computation of earnings per share	—	—	—	145

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$1.99	$0.09	$1.12	$(1.03)
Diluted	$1.99	$0.09	$1.12	$(1.03)

6.   Accrued Dividends Payable and Dividends per Common Share

We make an accrual of dividends payable at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. Therefore, the Company did not pay a dividend with respect to the fourth quarter of fiscal 2016, or any quarter of fiscal 2017, and will not pay a dividend for the first, second, or third quarters of fiscal 2018. At March 3, 2018, the cumulative losses that must be recovered prior to paying a dividend were $20.5 million. When applicable, the amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

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

Index

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	March 3, 2018		June 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.4% – 6.2% Notes payable	$5,875	$5,855	$9,250	$9,295
Long-term leases	1,402	1,228	1,689	1,520
	$7,277	$7,083	$10,939	$10,815

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of March 3, 2018 and June 3, 2017 (in thousands):
໿

					Total
March 3, 2018		Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations		—	$18,888	—	$18,888
Municipal bonds		—	21,165	—	21,165
Corporate bonds		—	133,701	—	133,701
Certificates of deposits	`	—	1,504	—	1,504
Asset backed securities		—	2,012	—	2,012
Mutual funds		3,008	—	—	3,008
Total assets measured at fair value		$3,008	$177,270	—	$180,278
໿

				Total
June 3, 2017	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$20,216	$—	$20,216
Municipal bonds	—	36,873	—	36,873
Corporate bonds	—	75,790	—	75,790
Asset backed securities	—	5,583	—	5,583
Mutual funds	2,459	—	—	2,459
Total assets measured at fair value	$2,459	$138,462	$—	$140,921

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

໿
໿

Index

8.   Investment Securities

The following represents the Company’s investment securities as of March 3, 2018 and June 3, 2017 (in thousands):

March 3, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$19,071	$—	$183	$18,888
Municipal bonds	21,188	—	23	21,165
Corporate bonds	134,704	—	1,003	133,701
Certificates of deposits	1,504	—	—	1,504
Asset backed securities	2,027	—	15	2,012
Total current investment securities	$178,494	$—	$1,224	$177,270

Mutual funds	$2,023	$985	$—	$3,008
Total noncurrent investment securities	$2,023	$985	$—	$3,008

June 3, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$20,259	$—	$43	$20,216
Municipal bonds	36,839	34	—	36,873
Corporate bonds	75,769	21	—	75,790
Asset backed securities	5,583	—	—	5,583
Total current investment securities	$138,450	$55	$43	$138,462

Mutual funds	$1,706	$753	$—	$2,459
Total noncurrent investment securities	$1,706	$753	$—	$2,459

Proceeds from sales of available-for-sale securities were $95.3 million and $228.3 million during the thirty-nine weeks ended March 3, 2018 and February 25, 2017, respectively. Gross realized gains during the thirty-nine weeks ended ended March 3, 2018 and February 25, 2017 were $25,000 and $231,000, respectively.  Gross realized losses during the thirty-nine weeks ended March 3, 2018 and February 25, 2017 were $5,000 and $6,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for the thirty-nine weeks ended March 3, 2018 and February 25, 2017 were as follows (in thousands):

	39 Weeks Ended
	March 3, 2018	February 25, 2017
Current investments	$(975)	$(30)
Noncurrent investments	311	154
Total unrealized holding gains (losses)	$(664)	$124

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at March 3, 2018, are as follows (in thousands):

Estimated Fair Value
Within one year	$95,140
1-5 years	82,130
Total	$177,270

໿

Index

9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended March 3, 2018 (in thousands, except share amounts):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 3, 2017	$703	$48	$(23,914)	$49,932	$(128)	$816,046	$1,806	$844,493
Other comprehensive loss, net of tax	—	—	—	—	(664)	—	—	(664)
Grant of restricted stock	—	—	81	(81)	—	—	—	—
Forfeiture of restricted stock	—	—	(6)	6	—	—	—	—
Buyback of 25,575 shares to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(1,128)	—	—	—	—	(1,128)
Contribution from noncontrolling interest partners	—	—	—	—	—	—	279	279
Restricted stock compensation	—	—	—	2,579	—	—	—	2,579
Net income	—	—	—	—	—	54,165	(65)	54,100
Balance at March 3, 2018	$703	$48	$(24,967)	$52,436	$(792)	$870,211	$2,020	$899,659

10. Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). The new tax legislation reduces the United States corporate tax rate from 35% to 21% effective January 1, 2018.

Following the enactment of the Act, the United States Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 which provides the Company up to a one-year measurement period, beginning on the Act’s enactment date, in which to complete the required analysis and accounting for the effects of the Act. The guidance allows the Company to record provisional adjustments related to the impacts of the Act when the accounting for the effects of the Act is incomplete, but when reasonable estimates can be made regarding the effects of the Act. Our accounting for the Act is not complete, because it required the Company to estimate the timing of settlement of the temporary differences from which our deferred taxes arose; however, we were able to make reasonable estimates, and we recorded those estimates as provisional adjustments as described in the paragraph below. The Company will complete the required analysis during its fourth quarter. If any adjustments to the provisional amounts are required, those adjustments will be recorded in the Company’s fourth quarter.

Pre-tax income, less net income attributable to noncontrolling interest, was $88.0 million for the thirteen weeks ended March 3, 2018, compared to pre-tax income, less net income attributable to noncontrolling interest, of $4.2 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $8.3 million was recorded, with an effective tax rate of 31.8%, excluding the impact of any discrete items, compared to income tax expense of $34,000, with an effective rate of 0.8%, for last year’s comparable period. Results for the current thirteen-week period were favorably impacted by a $35 million discrete tax benefit related to the Act.

For the thirty-nine weeks ended March 3, 2018, pre-tax income, less net loss attributable to noncontrolling interest, was $23.4 million, compared to pre-tax loss, less net loss attributable to noncontrolling interest, of $81.1 million for the same period of fiscal 2017. For the thirty-nine weeks ended March 3, 2018, income tax benefit of $30.7 million was recorded, with an effective tax rate of 24.0%, excluding the impact of any discrete items, compared to an income tax benefit of $31.3 million, with an effective rate of 38.6% for last year's comparable period. Discrete items for current thirty-nine week period primarily related to a $35.0 million tax benefit in connection with the Act.

Index

The effective rate increase for the thirteen weeks ended March 3, 2018 was primarily related to the provision to return adjustments on the fiscal 2016 tax return recorded in the prior period.  The effective rate decrease for the thirty-nine weeks ended March 3, 2018 was primarily related to the change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 29.13%.

At March 3, 2018, accounts payable included an income tax payable of $20.7 million compared to an income tax receivable of $52.7 million at June 3, 2017. Not included in income taxes payable of $20.7 million is the tax benefit from deduction of the $80.8 million legal settlement expense, which was recorded in the second quarter of fiscal 2018, but is not deductible for income tax purposes until paid.  As noted above, the legal settlement expense was paid by the Company on March 23, 2018, subsequent to the end of our third quarter. The Company will receive a tax deduction for the legal settlement expense in the fourth quarter.  The remainder of the change is primarily due to the second quarter fiscal 2018 receipt of a $45.0 million federal tax refund related to the carryback of fiscal 2017 losses.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.  The enacted rate change from 35% to 21% also caused the thirteen-week and thirty-nine week effective rate to be significantly different from the Company’s historical annual effective rate.  The Company’s effective tax rate for future fiscal years under current legislation is expected to be 21% plus a state tax effected rate of approximately 3%.

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

Index

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the annual average per dozen eggs of the Urner-Barry Southeastern Regional Large Egg Market Price ("UB southeastern large index"), for our last ten fiscal years ranged from a low of $0.85 in fiscal year 2017 to a high of $1.79 in fiscal year 2016.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

Egg prices increased significantly during the summer and fall of 2015. The average of Thursday prices for the UB southeastern large index for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined.  The UB southeastern large index hit a decade-low level in both our fiscal 2016 fourth quarter and fiscal 2017 second quarter. During our fiscal 2018, shell egg prices have rebounded due to strong demand illustrating the volatility of our industry. During the thirty-nine weeks ended March 3, 2018, the UB southeastern large index averaged $1.37 per dozen, a 59.5% increase over the comparable period of the prior year which averaged $0.86 per dozen.

Index

According to Nielsen data, retail demand for calendar year 2017 and early 2018 has been strong and exceeded normal seasonal trends, supported by increased egg promotions in grocery stores. After a period of sluggish demand from institutional food customers, this sector has seen increasing egg usage in recent months. The USDA reports that shell egg exports expanded in calendar 2017 and have recovered from previous low levels following the 2015 avian influenza (AI) outbreak. Export demand has also increased as a result of the reported Fipronil contaminations across Europe and Southeast Asia. Together, these demand trends have resulted in a more favorable market environment compared with a year ago despite the laying hen flock size increasing slighly over prior-year levels. Accordingly, our net average selling price for shell eggs for the third quarter of fiscal 2018 was $1.545 compared with $1.130 for the corresponding period of fiscal 2017. However, recent USDA reports show an increase in chicks hatched which could indicate future increases in supply.

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

For the thirteen weeks ended March 3, 2018, we produced approximately 81% of the total number of shell eggs we sold compared to 84% in the comparable prior year period.  We produced 0.6% less dozens during the thirteen weeks ended March 3, 2018 than in the corresponding period of last year. For the thirteen weeks ended March 3, 2018 and February 25, 2017, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 57% and 58% of our total farm egg production cost for the thirteen weeks ended March 3, 2018 and February 25, 2017, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments.  Large U.S. corn and soybean crops were harvested in 2017, which combined with the large 2016 crops should provide an adequate supply of our primary feed ingredients during the remainder of fiscal 2018.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). The new tax legislation reduces the United States corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the Company recognized an income tax benefit for the period related to the remeasurement of the Company’s net deferred tax liability. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company has not completed the accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on existing deferred balances. The provisional amount recorded related to the remeasurement of our deferred tax balance was $35 million, which is included as a component of income tax (benefit) expense from continuing operations.

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. The agreement was finalized and effective January 30, 2018. Pursuant to the agreement, the Company settled the claims with a single $80.8 million payment, which is $54.8 million net of tax, or $1.13 per basic and diluted share. As a result, the Company recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, in the second quarter of fiscal 2018. The Company paid the settlement on March 23, 2018, subsequent to the end of our fiscal 2018 third quarter.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.4%	87.2%	79.3%	95.8%
Gross profit	27.6%	12.8%	20.7%	4.2%
Selling, general, and administrative expense	10.1%	14.3%	12.1%	15.7%
Legal settlement expense	—%	—%	7.6%	—%
(Gain) Loss on disposal of fixed assets	(0.1)%	0.2%	—%	0.2%
Operating income (loss)	17.6%	(1.7)%	1.0%	(11.7)%
Other income, net	2.7%	3.1%	1.1%	1.6%
Income (loss) before income taxes and noncontrolling interest	20.3%	1.4%	2.1%	(10.1)%
Income tax (benefit) expense	(1.9)%	—%	(2.9)%	(3.9)%
Net income (loss) before noncontrolling interest	22.2%	1.4%	5.0%	(6.2)%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	—%	—%
Net income (loss) attributable to Cal-Maine Foods, Inc.	22.2%	1.4%	5.0%	(6.2)%

NET SALES

Net sales for the thirteen weeks ended March 3, 2018 were $435.8 million, an increase of $129.3 million, or 42.2%, compared to net sales of $306.5 million for the thirteen weeks ended February 25, 2017. The increase was primarily due to an increase in egg selling prices and, to a lesser extent, an increase in dozens sold.

Shell egg sales made up approximately 97.2% of net sales for the thirteen weeks ended March 3, 2018.  Dozens sold for the third quarter of fiscal year 2018 were up 9.6 million to 273.2 million, a 3.6% increase from 263.6 million dozen for the third quarter of fiscal 2017. The volume increase accounted for a $10.8 million increase in net sales.

Net average selling price per dozen of shell eggs was $1.545 for the thirteen weeks ended March 3, 2018, compared to $1.130 for the thirteen weeks ended February 25, 2017. The 36.7% increase in average selling price accounted for a $113.4 million increase in net sales.  Net average selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock, and undergrades.

Egg products accounted for 2.8% of net sales for the thirteen weeks ended March 3, 2018. These revenues were $12.1 million for the thirteen weeks ended March 3, 2018, compared to $6.4 million for the thirteen weeks ended February 25, 2017.

Net sales for the thirty-nine weeks ended March 3, 2018 were $1,059.8 million, an increase of $259.9 million, or 32.5%, compared to net sales of $799.9 million for the thirty-nine weeks ended February 25, 2017. The increase was primarily due to an increase in egg selling prices and, to a lesser extent, an increase in dozens sold.

Shell egg sales made up approximately 97.3% of net sales for the thirty-nine weeks ended March 3, 2018.  Dozens sold for the thirty-nine weeks ended March 3, 2018 were 785.8 million, a 3.6% increase from 758.1 million dozen for the same period of fiscal 2017. The volume increase accounted for a $28.2 million increase in net sales.

Net average selling price per dozen of shell eggs was $1.303 for the thirty-nine weeks ended March 3, 2018, compared to $1.020 for the thirty-nine weeks ended February 25, 2017. The 27.7% increase in average selling price accounted for a $222.4 million increase in net sales.

Index

Egg products accounted for 2.7% of net sales for the thirty-nine weeks ended March 3, 2018. These revenues were $29.1 million for the thirty-nine weeks ended March 3, 2018, compared to $18.3 million for the thirty-nine weeks ended February 25, 2017.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
	March 3, 2018		February 25, 2017		March 3, 2018		February 25, 2017
Total net sales	$435,820		$306,540		$1,059,837		$799,929

Non-specialty shell egg	$286,994	67.7%	$166,893	55.6%	$662,017	64.2%	$403,404	51.6%
Specialty shell egg	128,079	30.2%	122,337	40.8%	343,069	33.3%	344,873	44.1%
Co-pack specialty shell egg	6,956	1.7%	8,522	2.8%	18,875	1.8%	25,492	3.3%
Other	1,697	0.4%	2,346	0.8%	6,792	0.7%	7,828	1.0%
Net shell egg sales	$423,726	100.0%	$300,098	100.0%	$1,030,753	100.0%	$781,597	100.0%

Net shell egg sales as a percent of total net sales	97.2%		97.9%		97.3%		97.7%

Dozens sold:
Non-specialty shell egg	203,444	74.4%	196,998	74.7%	596,061	75.9%	571,111	75.3%
Specialty shell egg	66,260	24.3%	62,265	23.6%	179,941	22.9%	174,204	23.0%
Co-pack specialty shell egg	3,505	1.3%	4,350	1.7%	9,756	1.2%	12,799	1.7%
Total dozens sold	273,209	100.0%	263,613	100.0%	785,758	100.0%	758,114	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$1.411		$0.847		$1.111		$0.706
Specialty shell eggs	$1.933		$1.965		$1.907		$1.980
All shell eggs	$1.545		$1.130		$1.303		$1.020

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended March 3, 2018, non-specialty shell egg dozens sold increased 3.3%, and the average selling price increased 66.6% to $1.411 from $0.847 for the same period of fiscal 2017. For the thirty-nine weeks ended March 3, 2018, non-specialty shell egg dozens sold increased approximately 4.4%, and the average selling price increased 57.4% to $1.111 from $0.706 for the same period of fiscal 2017.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  As non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.  For the thirteen weeks ended March 3, 2018, specialty shell egg dozens sold increased 6.4%, but the average selling price decreased 1.6% to $1.933 from $1.965 for the same period of fiscal 2017. For the thirty-nine weeks ended March 3, 2018, specialty shell egg dozens sold increased 3.3%, but the average selling price decreased 3.7% to $1.907 from $1.980 for the same period of fiscal 2017.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirty-nine weeks ended March 3, 2018 and February 25, 2017 were 9.8 million and 12.8 million, which represented 1.2% and 1.7% of total dozens sold for those periods, respectively.

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

For the third quarter of fiscal 2018, egg product sales were $12.1 million, an increase of $5.7 million, or 87.8%, compared to $6.4 million for the same period of 2017. Pounds sold for the third quarter of fiscal 2018 were 15.5 million, a decrease of 6.9%, compared to 16.7 million for the same period of fiscal 2017. The selling price per pound for the third quarter of fiscal 2018 was $0.782 compared to $0.391 for the same period of fiscal 2017, a 99.4% increase.

For the thirty-nine weeks ended March 3, 2018, egg product sales were $29.1 million, an increase of $10.8 million, or 58.7%, compared to $18.3 million for the same period of fiscal 2017. Pounds sold for the thirty-nine weeks ended March 3, 2018 were 45.4 million, a decrease of 2.2 million, or 4.6%, compared to 47.6 million for the same period of fiscal 2017. The selling price per pound for the thirty-nine weeks ended March 3, 2018 was $0.644 compared to $0.391 for the same period of fiscal 2017, a 64.1% increase.

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
໿
໿
໿
໿

	13 Weeks Ended			39 Weeks Ended
	March 3, 2018	February 25, 2017	Percent Change	March 3, 2018	February 25, 2017	Percent Change
Cost of Sales:
Farm production	$152,242	$151,478	0.5%	$448,416	$438,929	2.2%
Processing, packaging, and warehouse	55,525	53,038	4.7%	160,344	147,329	8.8%
Egg purchases and other (including change in inventory)	97,778	57,806	69.1%	205,849	165,833	24.1%
Total shell eggs	305,545	262,322	16.5%	814,609	752,091	8.3%
Egg products	10,041	4,959	102.5%	24,808	13,691	81.2%
Other	136	94	44.7%	590	603	(2.2)%
Total	$315,722	$267,375	18.1%	$840,007	$766,385	9.6%

Farm production cost (per dozen produced)
Feed	$0.396	$0.396	—%	$0.387	$0.406	(4.7)%
Other	$0.297	$0.290	2.4%	$0.300	$0.293	2.4%
Total	$0.693	$0.686	1.0%	$0.687	$0.699	(1.7)%

Outside egg purchases (average cost per dozen)	$1.60	$1.10	45.5%	$1.35	$1.04	29.8%

Dozen produced	221,119	222,492	(0.6)%	657,577	633,246	3.8%
Dozen sold	273,209	263,613	3.6%	785,758	758,114	3.6%

Index

Cost of sales for the third quarter of fiscal 2018 was $315.7 million, an increase of $48.3 million, or 18.1%, from $267.4 million for the third quarter of fiscal 2017. This increase was primarily driven by an increase in the cost of eggs purchased for the quarter. Feed cost per dozen was $0.396 for the third quarter of both fiscal 2018 and 2017. Other farm production cost increased 2.4% to $0.297 for the third quarter of fiscal 2018 compared to $0.290 for the same period of last year.

Cost of sales for the thirty-nine weeks ended March 3, 2018 was $840.0 million, an increase of $73.6 million, or 9.6%, from $766.4 million for the same period of fiscal 2017. The increase was primarily driven by an increase in the cost of eggs purchased in 2018, including the freight cost for delivery of those eggs, and, to a lesser extent, an increase in dozens produced during the period. Dozens produced increased 3.8% resulting in higher farm production, processing, and packaging costs. These increases were offset by a lower feed cost per dozen produced. Feed cost per dozen for the thirty-nine weeks ended March 3, 2018, was $0.387, compared to $0.406 per dozen for the comparable period of fiscal 2017, a decrease of 4.7%, resulting in a decrease in cost of sales of approximately $12.0 million for the comparable period. Other farm production cost increased 2.4% to $0.300 for the thirty-nine weeks ended March 3, 2018, compared to $0.293 for the same period of last year primarily due to increased facility costs related to capital improvement and conversion projects.

Gross profit for the third quarter of fiscal 2018 was $120.1 million compared to $39.2 million for the third quarter of fiscal 2017. For the thirty-nine weeks ended ended March 3, 2018, gross profit increased to $219.8 million from $33.5 million for the same period of fiscal 2017 primarily due to the increased average customer selling prices and sales volumes.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	March 3, 2018	February 25, 2017	$ Change	% Change
Specialty egg expense	$13,848	$15,329	$(1,481)	(9.7)%
Delivery expense	13,443	13,875	(432)	(3.1)%
Payroll and overhead	9,425	6,783	2,642	39.0%
Stock compensation expense	841	823	18	2.2%
Other expenses	6,618	6,928	(310)	(4.5)%
Total	$44,175	$43,738	$437	1.0%

For the thirteen weeks ended March 3, 2018, selling, general, and administrative expenses was $44.2 million compared to $43.7 million for the thirteen weeks ended February 25, 2017. Specialty egg expense decreased $1.5 million, or 9.7%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 6.4% for the thirteen weeks ended March 3, 2018; however, this was more than offset by reduced advertising expense, which is a component of specialty egg expense and decreased 75.9% compared to the same period of fiscal 2017 due to increased reimbursements of promotional expenses and reduced current year promotions. Payroll and overhead increased $2.6 million, or 39.0%, compared to the same period of fiscal 2017 primarily due to reduced prior year bonus accruals. Other expenses decreased 4.5% to $6.6 million for the thirteen weeks ended March 3, 2018 from $6.9 million for the comparable period of fiscal 2017 primarily due to reduced legal expense partially offset by increased automobile liability claims in the current period.

Index

	39 Weeks Ended
	March 3, 2018	February 25, 2017	$ Change	% Change
Specialty egg expense	$37,422	$42,158	$(4,736)	(11.2)%
Delivery expense	39,680	39,570	110	0.3%
Payroll and overhead	27,168	23,945	3,223	13.5%
Stock compensation expense	2,579	2,480	99	4.0%
Other expenses	21,196	17,832	3,364	18.9%
Total	$128,045	$125,985	$2,049	1.6%

໿
For the thirty-nine weeks ended March 3, 2018, selling, general, and administrative expenses was $128.0 million, an increase of $2.0 million, or 1.6%, compared to $126.0 million for the thirty-nine weeks ended February 25, 2017. Specialty egg expense decreased $4.7 million, or 11.2%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 3.3% for the thirty-nine weeks ended March 3, 2018; however, this was more than offset by reduced advertising expense, which is a component of specialty egg expense and decreased 72.8% compared to the same period for fiscal 2017 due to refunded promotional allowances and reduced current year promotions. Payroll and overhead increased $3.2 million, or 13.5%, compared to the same period of fiscal 2017 primarily due to reduced prior year bonus accruals. Other expenses increased 18.9% to $21.2 million for the thirty-nine weeks ended March 3, 2018 from $17.8 million for the comparable period of fiscal 2017 primarily due to increased insurance, amortization of intangible assets, bad debt, and professional fees.

LEGAL SETTLEMENT EXPENSE

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. Pursuant to the agreement, the Company settled the claims with a single $80.8 million payment, which is $54.8 million net of tax, or $1.13 per basic and diluted share. As a result, the Company has recorded the legal settlement expense and offsetting liability to operating expense and current liabilities, respectively, during the thirteen and thirty-nine weeks ended March 3, 2018. The agreement was effective January 30, 2018. The Company paid the settlement on March 23, 2018, subsequent to the end of our fiscal 2018 third quarter.

(GAIN) LOSS ON DISPOSAL OF FIXED ASSETS

During the thirty-nine weeks ended February 25, 2017 we recorded a $1.4 million loss on disposal of fixed assets due to a roof replacement at one of our Texas locations and the replacement of equipment at our Utah location to comply with California regulations.

OPERATING INCOME

As a result of the above, operating income was $76.2 million for the third quarter of fiscal 2018, compared to a loss of $5.2 million for the fiscal 2017 third quarter.

For the thirty-nine weeks ended March 3, 2018, we recorded an operating income of $11.4 million compared to a loss of $93.8 million for the same period of fiscal 2017.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

Index

For the third quarter of fiscal 2018, we recorded $1.1 million of interest income compared to $587,000 for the same period of last year.   The increase resulted primarily from higher average invested balances and higher rates earned. The Company recorded interest expense of $112,000 and $386,000, of which $8,000 and $210,000 was capitalized, in the third quarters of fiscal 2018 and 2017, respectively.  The $274,000 reduction in interest expense resulted from the Company reducing outstanding debt.

Equity in income (loss) of affiliates for the third quarter of fiscal 2018 was income of $2.4 million compared to $1.0 million for the same period of last year.  The increase of $1.4 million is primarily due to improved results at our Red River joint venture.

For the thirty-nine weeks ended March 3, 2018, we recorded $2.2 million of interest income compared to $2.5 million for the same period of fiscal 2017. The decrease resulted primarily from lower average invested balances partially offset by higher rates earned during the period. The Company recorded interest expense of $387,000 and $1.1 million, of which $214,000 and $959,000 was capitalized, for the thirty-nine weeks ended March 3, 2018 and February 25, 2017, respectively. The $755,000 reduction in interest expense resulted from the Company reducing outstanding debt.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc., increased $678,000 from $7.6 million in fiscal 2017 to $8.3 million in fiscal 2018.

Equity in income (loss) of affiliates for the thirty-nine weeks ended March 3, 2018 was a income of $2.3 million compared to income of $1.9 million for the same period of fiscal 2017. The increase of $448,000 is primarily due to improved results at our Red River joint venture.

Other, net for the thirty-nine weeks ended March 3, 2018, was a loss of $1.3 million compared to $156,000 for the same period of fiscal 2017, primarily driven by a reduction in miscellaneous income.

INCOME TAXES

As previously discussed in the Overview of MD&A, the Tax Cuts ands Jobs Act of 2017 favorably impacted our third quarter results. The new tax legislation reduces the United States corporate tax rate from 35% to 21%.

Following the enactment of the Act, the United States Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 which provides the Company up to a one-year measurement period, beginning on the Act’s enactment date, in which to complete the required analysis and accounting for the effects of the Act. The guidance allows the Company to record provisional adjustments related to the impacts of the Act when the accounting for the effects of the Act is incomplete, but when reasonable estimates can be made regarding the effects of the Act. Our accounting for the Act is not complete, because it required the Company to estimate the timing of settlement of the temporary differences from which our deferred taxes arose; however, we were able to make reasonable estimates, and we recorded those estimates as provisional adjustments as described in the paragraph below. The Company will complete the required analysis during its fourth quarter. If any adjustments to the provisional amounts are required, those adjustments will be recorded in the Company’s fourth quarter.

Pre-tax income, less net income attributable to noncontrolling interest, was $88.0 million for the thirteen weeks ended March 3, 2018, compared to $4.2 million for last year’s comparable period.  For the current thirteen-week period, income tax benefit of $8.3 million was recorded, with an effective tax rate of 31.8%, excluding the impact of any discrete items, compared to an income tax expense of $34,000, with an effective rate of 0.8%, for last year’s comparable period. Results for the current thirteen week period were favorably impacted by a $35 million discrete tax benefit related to the Act.

Index

For the thirty-nine weeks ended March 3, 2018, pre-tax income, less net loss attributable to noncontrolling interest, was $23.4 million, compared to pre-tax loss, less net loss attributable to noncontrolling interest, of $81.1 million for the same period of fiscal 2017. For the thirty-nine weeks ended March 3, 2018 income tax benefit of $30.7 million was recorded, with an effective tax rate of 24.0%, excluding the impact of any discrete items, compared to an income tax benefit of $31.3 million, with an effective rate of 38.6% for last year's comparable period. Discrete items for the current thirty-nine weeks ended week period primarily related to a $35 million tax benefit in connection with the Act.

The effective rate increase for the thirteen weeks ended March 3, 2018 was primarily related to the provision to return adjustments on the fiscal 2016 tax return recorded in the prior period.  The effective rate decrease for the thirty-nine weeks ended March 3, 2018 was primarily related to the change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 29.13%.

At March 3, 2018, accounts payable included an income tax payable of $20.7 million compared to an income tax receivable of $52.7 million at June 3, 2017. Not included in income taxes payable of $20.7 million is the tax benefit from deduction of the $80.8 million legal settlement expense, which was recorded in the second quarter of fiscal 2018, but is not deductible for income tax purposes until paid.  As noted above, the legal settlement expense was paid by the Company on March 23, 2018, subsequent to the end of our third quarter. The Company will receive a tax deduction for the legal settlement expense in the fourth quarter.  The remainder of the change is primarily due to the second quarter fiscal 2018 receipt of a $45.0 million federal tax refund related to the carryback of fiscal 2017 losses.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.  The enacted rate change from 35% to 21% also caused the thirteen-week and thirty-nine week effective rate to be significantly different from the Company’s historical annual effective rate.  The Company’s effective tax rate for future fiscal years under current legislation is expected to be 21% plus a state tax effected rate of approximately 3%.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended March 3, 2018, net income attributable to noncontrolling interest was $64,000 compared to a loss of $8,000 for the same period of fiscal 2017.

For the thirty-nine weeks ended March 3, 2018, net loss attributable to noncontrolling interest was $65,000 compared to $9,000 for the same period of fiscal 2017. This is attributable to income and losses from the Company's consolidated joint ventures.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended March 3, 2018 was $96.3 million, or $1.99 per basic and diluted share, compared to $4.1 million, or $0.09 per basic and diluted share for the same period last year.

Net income for the thirty-nine weeks ended March 3, 2018 was $54.2 million, or $1.12 per basic and diluted share, compared to a loss of $49.8 million, or $1.03 per basic and diluted share, for the same period of fiscal 2017.

Index

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 3, 2018 was $391.8 million, compared to $371.5 million at June 3, 2017. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 3.17 at March 3, 2018, compared with 6.74 at June 3, 2017. The decrease was due to the accrual of the legal settlement expense and higher accounts payable balances at period end due to the increase in the cost of purchased eggs. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Our long-term debt at March 3, 2018, including current maturities, amounted to $7.3 million, compared to $10.9 million at June 3, 2017. Refer to Note 9 of our June 3, 2017 audited financial statements for further information on our long-term debt.

For the thirty-nine weeks ended March 3, 2018, $146.1 million in net cash was provided by operating activities, an improvement of $203.3 million, compared to net cash used in operations of $57.2 million for the comparable period in fiscal 2017.   Improved gross profit margins primarily resulting from higher sales volumes and egg selling prices as well as increased accounts payable at March 3, 2018 contributed to our increase in cash flow from operations.

For the thirty-nine weeks ended March 3, 2018, approximately $95.3 million was provided from the sale of short-term investments compared to $228.3 million for the thirty-nine weeks ended February 25, 2017. We used $136.9 million and $25.9 million for purchases of short-term investments for the thirty-nine weeks ended March 3, 2018 and February 25, 2017, respectively.

We invested an additional $4.1 million in our Red River Valley Egg Farm, LLC joint venture (“Red River JV”) compared to $17.7 million for the first three quarters of fiscal 2017.  Approximately $13.6 million was used to purchase property, plant and equipment compared to $54.9 million in the thirty-nine weeks ended February 25, 2017.  This decrease represents the completion of several major expansion projects over the past twelve months. In fiscal 2017 we used $68.6 million for the acquisition of Foodonics International, Inc.

As of March 3, 2018, cash increased approximately $88.6 million since June 3, 2017 compared to an increase of $2.9 million during the same period of fiscal 2017.

Over the past five fiscal years the Company has completed over $300 million in capital expenditures. The Company continues to undertake expansion projects as needed to meet customer demand for cage-free eggs. At March 3, 2018, there are not any material projects underway.
໿

The Company expects to continue to fund its 50% share of the Red River JV.  As of March 20, 2018, we have contributed $58.0 million to the joint venture to fund our share of construction, startup costs, and operating losses. At March 3, 2018, the farm is in full production. We estimate we will make additional contributions of approximately $2 million to fund our share of the remaining construction costs, which are primarily related to the construction of a feed mill.

Property, plant, and equipment at certain of our locations is pledged as collateral on our notes payable and senior secured notes.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 3, 2018, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Based on the findings to date, the Company does not expect ASU 20186-02 to have a material impact on the results of operations or financial position; however, the Company's assessment is not complete.

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

Index

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of March 3, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the periods ended December 2, 2017 and September 2, 2017, under Part II, Item 1:  Legal Proceedings, and our Annual Report on Form 10-K for the year ended June 3, 2017, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  The indirect purchaser plaintiffs filed two (2) motions for class certification, one of which sought certification of 21 separate classes seeking damages under the laws of 21 states and another which sought certification of an injunctive-relief class under federal law, and the District Court

Index

denied both of these motions. After each ruling, the plaintiffs filed a petition with the United States Court of Appeals for the Third Circuit, asking that court to hear an immediate appeal of the District Court’s refusal to certify a class. The Third Circuit denied both petitions. Therefore, there is no certified class in the indirect purchaser putative class action case, although the plaintiffs could appeal the denials of class certification after a trial on the merits. At this time, all that remains for trial are the claims of the individual named plaintiffs, who seek treble damages under the statutes and common law of various states and injunctive relief under the Sherman Act attacking certain features of the United Egg Producers’ (UEP) animal-welfare guidelines and program used by the Company and many other egg producers. Management believes that neither the aggregate treble damages nor the injunctive relief sought by the individual plaintiffs in these cases, even if awarded, would be material to the Company. The District Court has not set a trial date for the indirect purchaser case.

The Non-Class Cases. In the remaining cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  Effective January 30, 2018, the Company entered into a settlement agreement resolving all claims brought by the following non-class plaintiffs: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Giant Eagle, Inc. Pursuant to the agreement, the Company paid the non-class plaintiffs $80.8 million on March 23, 2018.

The only non-class plaintiffs that are not included in the settlement agreement are the following companies that sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs): Conopco, Inc., Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. The egg products plaintiffs sought treble damages and injunctive relief under the Sherman Act attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgement and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. The court has not issued a ruling.

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

Index

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

ITEM 1A.   RISK FACTORS

In the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2017, we discussed rules proposed by the United States Department of Agriculture ("USDA") Agricultural Marketing Service that, if adopted, would have increased our costs to produce organic eggs. During our third quarter of fiscal 2018, the USDA withdrew these rules.

There have been no other material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended June 3, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our third quarter 2018 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
12/03/17 to 12/30/17	—	$—	—	—
12/31/17 to 01/28/18	24,937	44.20	—	—
01/29/18 to 03/03/18	—	—	—	—
	24,937	$44.20	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.

Index

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
10.1*
Settlement Agreement, dated January 30, 2018, between the Registrant and the Direct Action Plaintiffs from the multidistrict litigation in In re Processed Egg Products Antitrust Litigation, MDL 2002, Case No. 2:08-md-2002-GEKP

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated April 2, 2018 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on April 2, 2018)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	April 2, 2018	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	April 2, 2018	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿