Form 10-K
period 2018-06-02
CAL-MAINE FOODS INC
filed 2018-07-23
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended   JUNE 2, 2018

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

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at December 2, 2017, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,521,533,525.

As of July 20, 2018,  43,830,521 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2018 annual meeting of stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2018, we sold approximately 1,037.7 million dozen shell eggs, which we believe represented approximately 20% of domestic shell egg consumption. Our total flock of approximately 36.3 million layers and 9.6 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

In fiscal 2018, specialty shell eggs and co-pack specialty shell eggs represented 32.0% and 1.8% of our shell egg sales dollars, respectively, and accounted for approximately 23.5% and 1.3%, respectively, of our total shell egg volumes. In fiscal 2017, specialty shell eggs and co-pack specialty shell eggs represented 43.6% and 3.1% of our shell egg sales dollars, respectively, and accounted for approximately 22.9% and 1.6%, respectively, of our total shell egg volumes.  Prices for specialty eggs are less volatile than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs, along with our associated joint ventures, under exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.  We market cage-free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the U.S.  We market organic, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed 20 acquisitions ranging in size from 350,000 layers to 7.5 million layers.  Despite a market characterized by increasing consolidation, the shell egg production industry remains highly fragmented. At December 31, 2017, 55 producers, owning at least one million layers, owned approximately 98% of total industry layers. The ten largest producers owned approximately 53% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, we believe general demand for shell eggs increases in line with overall population growth, averaging about 1% per year. In 2013 and 2014, consumption of eggs grew approximately 2% per year.  In 2015, egg consumption decreased approximately 4% over the prior year primarily due to a shortage of eggs resulting from an outbreak of avian influenza ("AI") in the spring of that year.  In 2016, consumption rebounded increasing 7% over 2015 and 3% over the pre-shortage level of 2014. According to U.S. Department of Agriculture (“USDA”), annual per capita U.S. consumption since 2000 varied between 249 and 276 eggs. In calendar year 2017, per capita U.S. consumption was estimated to be 276 eggs, or approximately five eggs per person per week. Per capita consumption is determined by dividing the total supply of eggs by the entire population in the U.S. (i.e. all eggs supplied domestically by the egg industry are consumed).

Slightly over 30% of eggs produced in the U.S. are sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions (e.g. companies producing baked goods) with most of the balance sold to food service and retail consumers (e.g. through grocery and convenience stores) and a relatively small amount exported. Our sales are predominately to retail consumers; in fiscal 2018 and 2017, approximately 3% and 2% of our net sales was egg products, respectively.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability for the Company and the industry as a whole. While there are many pricing mechanisms, we believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at prices related to the Urner Barry wholesale quotation for shell eggs. We sell the majority of our non-specialty shell eggs at prices related to Urner Barry Spot Egg Market Quotations or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2018, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.49 compared with $0.85 for fiscal 2017 and $1.79 for fiscal 2016, evidencing their volatility. For additional information regarding shell egg prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers, including us, are vertically integrated, manufacturing the majority of the feed they require for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and are affected by weather, speculators, and various supply and demand factors. Our feed cost per dozen eggs produced for fiscal 2018 was 1.3% lower than fiscal 2017. The current corn and soybean crops are ahead of schedule, and favorable growing conditions should support lower prices for feed ingredients. However, the current geopolitical risks associated with the recently imposed and additional proposed tariffs are creating more price volatility and uncertainty.

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

Our total flock, including pullets, layers and breeders increased from approximately 38.4 million at the end of fiscal 2013 to approximately 45.9 million as of June 2, 2018.  The dozens of shell eggs sold increased from approximately 948.5 million in fiscal 2013 to approximately 1,037.7 million for fiscal 2018.

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

Through exclusive license agreements with EB in several key territories and our trademarked Farmhouse® and 4Grain® brands, we are a leading producer and marketer of value-added specialty shell eggs. We also produce, market, and distribute private label specialty shell eggs to several customers. Since selling prices of specialty shell eggs are generally less volatile than non-specialty shell egg prices, we believe growing our specialty eggs business will enhance the stability of our margins.  We expect the price of specialty eggs to remain at a premium to regular shell eggs, and intend to grow our specialty shell egg business.

The construction of new, more efficient production and processing facilities is an integral part of our growth strategy.  Such construction requires compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Shell Eggs

Production.  Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets, layers, and breeders, manufacture feed, and produce, process, package, and distribute shell eggs.  We produce approximately 84% of our total shell eggs sold, with 91% of such production coming from company-owned facilities, and the other 9% coming from contract producers.  Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. We purchase approximately 16% of the total shell eggs we sell from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce the majority of our chicks in our own hatcheries and obtain the balance from commercial sources. We own breeder and hatchery facilities capable of producing 21.2 million pullet chicks per year in a computer-controlled environment. These pullets are distributed to 43 laying operations around the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. The facilities produce an average of 2.4 million dozen shell eggs per day. The shell eggs are processed, graded and packaged predominantly without handling by human hands. We have spent a cumulative total of $303.9 million over the past five years to expand and upgrade our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 57% to 66% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, and various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  High feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Marketing.  Of the 1,037.7 million dozen shell eggs sold by us in fiscal 2018, our flocks produced 873.3 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain customers. Our top ten customers accounted for an aggregate of 69.4%, 69.5%, and 70.6% of net sales dollars for fiscal 2018, 2017, and 2016, respectively. Two customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 33.2%, 28.9%, and 28.9% of net sales dollars during fiscal 2018, 2017, and 2016, respectively.

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

According to USDA reports, for the past five years, U.S. annual per capita egg consumption grew from 258 in 2013 to 276 in 2017. Looking ahead, we believe fast food restaurant consumption, high protein diet trends, industry advertising campaigns, and improved nutritional reputation of eggs related to better scientific understanding of the role of cholesterol in diets may result in increased per capita egg consumption levels; however, no assurance can be given that per capita consumption will not decline in the future.

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

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse® branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs are becoming a more significant segment of the shell egg market.  During recent years an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.    For fiscal 2018, specialty eggs accounted for 32.0% of our shell egg dollar sales and 23.5% of our shell egg dozens sold, as compared to 43.6% of shell egg dollar sales and 22.9% of shell egg dozens sold in fiscal 2017.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 1.8% of shell egg dollar sales and 1.3% of shell egg dozens sold in fiscal 2018, compared with 3.1% of shell egg dollar sales and 1.6% of shell egg dozens sold in fiscal 2017.  We produce and process Egg-Land’s Best® and Land O’ Lakes® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 17.7% of our shell egg dollar sales in fiscal 2018, compared to 23.2% in fiscal 2017. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 13.2% of dozens sold for fiscal 2018, compared to 12.5% in fiscal 2017.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, free of animal fat and animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage-free hens that are provided with a diet of all grain, vegetarian feed.  We market organic, wholesome, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand, which consists of both caged and cage-free eggs.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 14.3% of our shell egg dollar sales in fiscal 2018, compared to 20.4% in fiscal 2017, and 10.4% of dozens sold for fiscal 2018, compared to 10.4% for fiscal 2017.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2018 egg products represented approximately 3% of our net sales compared with approximately 2% in fiscal 2017.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through our wholly owned subsidiary American Egg Products, LLC located in Blackshear, Georgia and our majority owned subsidiary Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are related to Urner Barry quoted price levels.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2017, 55  producers with one million or more layers owned 98% of the 314.2 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

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

Employees.  As of June 2, 2018, we had 3,573 employees, of whom 2,977 worked in egg production, processing and marketing, 176 worked in feed mill operations and 420 were administrative employees, including our executive officers.  Approximately 4.3% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

Our Corporate Information

We were founded in 1957 in Jackson, Mississippi.  We were incorporated in Delaware in 1969. Our principal executive office is located at 3320 W. Woodrow Wilson Avenue, Jackson, Mississippi 39209. The telephone number of our principal executive office is (601) 948-6813. We maintain a website at www.calmainefoods.com where general information about our business is available. The information contained in our website is not a part of this document. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5 ownership reports, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on our website.

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On June 1, 2018, the last sale price of our Common Stock on NASDAQ was $46.80 per share.  Our fiscal year 2018 ended June 2, 2018, and the first three fiscal quarters of fiscal 2018 ended September 2, 2017, December 2, 2017, and March 3, 2018.  All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Market prices for wholesale shell eggs have been volatile. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to then historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  After calendar 2006, supplies were more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching new highs in 2014.  In 2015, egg prices rose again in large part due to a decrease in supply caused by the avian influenza outbreak in the upper Midwestern U.S. from April to June 2015. While the AI outbreak significantly impacted the supply and prices of eggs, there were  no positive tests for AI at any of our locations.  The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 during August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index hit a decade-low level in both our fiscal 2016 fourth quarter and fiscal 2017 second quarter. In fiscal 2018, non-specialty shell egg prices rebounded significantly due to strong demand illustrating the volatility of our industry.

Shell egg prices are impacted by seasonal fluctuations. Retail sales of shell eggs are greatest during the fall and winter months and lowest in the summer months. Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production during the spring and early summer. Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 57% to 66% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We produced approximately 84%  of the total number of shell eggs we sold in fiscal 2018 and fiscal 2017, and purchased the remainder from outside producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from outside producers increases. There can be no assurance that we will be able to continue to acquire shell eggs from outside producers in sufficient quantities and satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

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

For the fiscal years 2018, 2017, and 2016, two customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 33.2%, 28.9%, and 28.9% of our net sales dollars, respectively.  For fiscal years 2018, 2017, and 2016, our top ten customers accounted for 69.4%,  69.5%, and 70.6% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our large customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

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

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals ("PETA"), and the Humane Society of the United States ("HSUS"), to require all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards typically require minimum cage space for hens, among other requirements, but some of these groups have made legislative efforts to ban any form of caged housing in various states.  California’s Proposition 2 and Assembly Bill 1437 was effective January 1, 2015, and did increase the cost of production in that State and for producers who sell there. Additionally, later in calendar 2018, California voters will consider a referendum that mandates, over a period of time, that all egg production in California must be cage-free with specific space requirements for laying hens.  If passed, the referendum will also require that all eggs and egg products sold in the state of California must be cage-free by a certain future date. This referendum, if adopted, could affect sourcing and production of eggs in California, which would create uncertainty surrounding supply and pricing in other areas of the country. In recent years, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.  Changing our procedures and infrastructure to conform to these types of laws or anticipated customer demand for these types of guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including capital and operating cost increases from housing and husbandry practices and modification of existing or construction of new facilities, and the increased cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will incur, in the future.

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

We are controlled by the family of our founder, Fred R. Adams, Jr. and, after the death of Mr. Adams, we expect to be controlled by Adolphus B. Baker, our Chief Executive Officer and Chairman of the Board.

Fred R. Adams, Jr., our Founder and Chairman Emeritus, his son-in-law, Adolphus B. Baker, our Chief Executive Officer and Chairman of the Board, and their spouses own all outstanding shares of our Class A Common Stock, which has ten votes per share. Such persons also own shares of our Common Stock. A conservatorship has been established to manage Mr. Adams’ affairs, with his spouse and Mr. Baker as co-conservators, as a result of the impairment of Mr. Adams’ health related to his previously disclosed stroke. Mr. Adams continues to regularly consult with the Company and it is expected that he will continue to do so for as long as he is able. As a result of the conservatorship, Mr. Adams, his spouse, and Mr. Baker possessed 52.2%, and Messrs. Adams and Baker and their spouses collectively possessed 66.2%, of the total voting power represented by the outstanding shares of our Common Stock and Class A Common Stock.

As described in the Company’s Proxy Statement dated June 25, 2018 for a special meeting of shareholders on July 20, 2018 (the “Special Meeting Proxy Statement”) under the heading “Proposal No. 1 - Class A Common Stock Amendment - Proposed Transactions” on pages 25-26, which description (the “Proposed Transactions Description”) is incorporated by reference herein, upon the completion of transactions described therein prior to Mr. Adams’ death, we expect that the Company would continue to be controlled by Mrs. Adams and Mr. Baker, acting jointly. After Mr. Adams’ death and completion of the proposed transactions, we expect there would be a change of control of the Company to Mr. Baker as the sole managing member of a limited liability company that would own all of the outstanding shares of Class A Common Stock.

We understand that the Adams and Baker families intend to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure continued ownership of more than 50% of the voting power of our outstanding shares of capital stock. Such ownership will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of our Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. The Adams and Baker families’ controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

We are and, after Mr. Adams’ death pursuant to the arrangements described above, we expect to continue to be, a “controlled company,” as defined in Rule 5615(c)(1) of the NASDAQ’s listing standards. Accordingly, we are and, pursuant to such arrangements, we expect to continue to be, exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

Sales, or the availability for sale, of substantial amounts of our Common Stock could adversely affect the market price of our Common Stock.

As described in the Proposed Transactions Description in the Special Meeting Proxy Statement, upon the completion of transactions described therein, we expect that Mrs. Adams and Mr. Adams’ daughters, and certain other related entities described therein (the “Stockholder Parties”), will hold a total of approximately 12 million shares of Common Stock that are subject to the Agreement Regarding Common Stock described in Note 17 to our audited consolidated financial statements in this report.

As described in the Proposed Transactions Description, we currently anticipate that the Stockholder Parties would desire to sell a total of approximately 6.0 million shares of Common Stock, in initial sales under a Company registration statement following Mr. Adams’ death. Although pursuant to the Agreement Regarding Common Stock the Company will have a right of first refusal to purchase all or any of those shares, the Company may elect not to exercise its rights of first refusal and if so such shares would be eligible for sale pursuant to the registration rights under the agreement or pursuant to Rule 144 under the Securities Act of 1933. Sales, or the availability for sale, of a large number of shares of our Common Stock could result in a decline in the market price of our Common Stock.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of June 2, 2018, we had $35.5 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could materially adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business.  For example, we own the trademarks Farmhouse®,  Sunups®,  Sunny Meadow® and 4Grain®.  We produce and market Egg-Land’s Best® and Land O’ Lakes® under license agreements with EB.  We have invested a significant amount of money in establishing and promoting our trademarked brands.  The loss or expiration of any intellectual property could enable other companies to compete more effectively with us by allowing our competitors to make and sell products substantially similar to those we offer.  This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of June 2, 2018, the facilities included three breeding facilities, two hatcheries, six wholesale distribution centers, 22 feed mills, 42 shell egg production facilities, 26 pullet growing facilities, 42 processing and packing facilities, and one egg products facility.  We also own a significant interest in a company that owns an egg products facility, which is consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of June 2, 2018, we owned approximately 27,316 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 23.2 million pullets annually, house 42.7 million laying hens, and control the production of 39.1 million layers, with the remainder controlled by contract growers. We own mills that can produce 746 tons of feed per hour, and processing facilities capable of processing 16,560 cases of shell eggs per hour (with each case containing 30 dozen shell eggs).

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $303.9 million.

ITEM 3.  LEGAL PROCEEDINGS

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.”

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

The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.  The District Court denied the indirect purchaser plaintiffs’ motion for class certification. On June 28, 2018, the Company entered into a settlement agreement with the indirect purchaser plaintiffs, for an immaterial amount, and on July 17, 2018, the Court entered an order dismissing all indirect purchaser plaintiffs’ claims against the Company and other defendants.

The Non-Class Cases. In the remaining cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  On April 4, 2018, the Court entered a final judgement dismissing all claims against the Company brought by the following non-class plaintiffs: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Giant Eagle, Inc., with prejudice, pursuant to the Company’s previously announced $80.8 million settlement with the named plaintiffs.

The only non-class plaintiffs that are not included in the settlement agreement are the following companies that sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs): Conopco, Inc., Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. The egg products plaintiffs sought treble damages and injunctive relief under the Sherman Act attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgement and remanded the case to the

District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave allowing the defendants to re-file a motion for summary judgment no later than August 17, 2018. The Company intends to file a motion for summary judgment by this deadline based on the non-class egg products plaintiffs’ failure to present any triable issue of fact on the elements of causation and damages in their claims related to the purchases of processed egg products.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Tyson Foods, Inc., Cobb-Vantress, Inc., Cargill, Inc., George’s, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and certain affiliates of the foregoing The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.  The closing price for our Common Stock on July 17, 2018 was $45.85 per share. The following table sets forth the high and low daily sales prices and dividends per share for each of the four quarters of fiscal 2017 and fiscal 2018.

		Sales Price
Fiscal Year Ended	Fiscal Quarter	High	Low	Dividends (1)

June 3, 2017	First Quarter	$45.75	$40.11	$—
	Second Quarter	46.15	36.50	—
	Third Quarter	45.45	37.95	—
	Fourth Quarter	41.25	36.35	—

June 2, 2018	First Quarter	$39.70	$34.40	$—
	Second Quarter	49.75	36.95	—
	Third Quarter	47.45	40.30	—
	Fourth Quarter	49.95	43.30	0.351

(1)	Represents dividends paid with respect to such quarter, after the end of the quarter. See “Dividends” below.

There is no public trading market for the Class A Common Stock.  All outstanding Class A shares are owned by Fred R. Adams, Jr., our Founder and Chairman Emeritus, his son-in-law Adolphus Baker, and their spouses.  As a result of the transactions described in the Proposed Transactions Description in the Special Meeting Proxy Statement, we expect that, after July 20, 2018, all of the outstanding shares of Class A Common Stock will be owned by a limited liability company of which Mr. Baker is the sole managing member and will be voted at the direction of Mr. Baker and Mrs. Adams acting jointly, and that, after the death of Mr. Adams, such shares will be voted at the direction of Mr. Baker. For additional information about our capital stock, see Note 13 and 17 to the Notes to Consolidated Financial Statements in this report.

Issuer Purchases of Equity Securities

There were no purchases of our Common Stock made by or on behalf of our company or any affiliated purchaser during our fiscal 2018 fourth quarter.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Total Return, and the NASDAQ 100 Total Return for the five years ended June 2, 2018. As the only publicly held company in the shell egg business, the Company uses the NASDAQ 100 Total Return index in lieu of a published industry index or peer group. The graph assumes $100 was invested on June 1, 2013 in the stock or index. Each date plotted indicates the last day of a fiscal quarter.

Stockholders

At July 17, 2018, there were approximately 313 record holders of our Common Stock and approximately 33,203 beneficial owners whose shares were held by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 2, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	—	$—	423,092
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	423,092

(a)	There were no outstanding options, warrants or rights as of June 2, 2018. There were 241,290 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of June 2, 2018.

(b)	There were no outstanding options, warrants or rights as of June 2, 2018.

(c)	Shares available for future issuance as of June 2, 2018 under our 2012 Omnibus Long-Term Incentive Plan.

For additional information, see Note 10 to Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
Statement of Operations Data (in thousands, except per share data)	June 2, 2018†	June 3, 2017 ^	May 28, 2016	May 30, 2015	May 31, 2014*
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
Net sales	$1,502,932	$1,074,513	$1,908,650	$1,576,128	$1,440,907
Cost of sales	1,141,886	1,028,963	1,260,576	1,180,407	1,138,143
Gross profit	361,046	45,550	648,074	395,721	302,764
Selling, general and administrative	177,148	173,980	177,760	160,386	156,712
Legal settlement expense - See Note 12	80,750	—	—	—	—
Loss (gain) on disposal of fixed assets	473	3,664	(1,563)	568	651
Operating income (loss)	102,675	(132,094)	471,877	234,767	145,401
Other income (expense):
Interest expense	(265)	(318)	(1,156)	(2,313)	(3,755)
Interest income	3,697	3,103	4,314	1,798	1,099
Patronage dividends	8,286	7,665	6,930	6,893	6,139
Equity in income of affiliates	3,517	1,390	5,016	2,657	3,512
Other, net	(573)	5,960	268	2,747	9,446
Total other income	14,662	17,800	15,372	11,782	16,441
Income (loss) before income tax and noncontrolling interest	117,337	(114,294)	487,249	246,549	161,842
Income tax expense (benefit)	(8,859)	(39,867)	169,202	84,268	52,035
Net income (loss) including noncontrolling interest	126,196	(74,427)	318,047	162,281	109,807
Less: Net income (loss) attributable to noncontrolling interest	264	(149)	2,006	1,027	600
Net income (loss) attributable to Cal-Maine Foods, Inc.	$125,932	$(74,278)	$316,041	$161,254	$109,207
Net income (loss) per common share:
Basic	$2.60	$(1.54)	$6.56	$3.35	$2.27
Diluted	$2.60	$(1.54)	$6.53	$3.33	$2.26
Cash dividends per common share	$0.35	$—	$2.18	$1.11	$0.73
Weighted average shares outstanding:
Basic	48,353	48,362	48,195	48,136	48,095
Diluted	48,468	48,362	48,365	48,437	48,297
Balance Sheet Data (in thousands)
Working capital	$479,682	$371,527	$542,832	$407,418	$354,743
Total assets	1,150,447	1,033,094	1,111,765	928,653	811,661
Total debt (including current maturities)	6,090	10,939	25,570	50,860	61,093
Total stockholders’ equity	955,682	844,493	917,361	704,562	594,745

Operating Data:
Total number of layers at period-end (thousands)	36,340	36,086	33,922	33,696	32,372
Total shell eggs sold (millions of dozens)	1,037.7	1,031.1	1,063.1	1,063.1	1,013.7

†	Results for fiscal 2018 include tax benefit related to the Tax Cuts and Jobs Act tax reform legislation and the subsequent revaluation of the Company's deferred tax liabilities at the new, lower tax.

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 2, 2018 (52 weeks),  June 3, 2017 (53 weeks), and May 28, 2016 (52 weeks) for the most recent three fiscal years.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2006-2018 ranged from a low of $0.55 during fiscal 2006 to a high of $3.00 during fiscal 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August and May, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  There were no positive tests for AI at any of our locations. Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  During April through June 2015, the affected laying hens were either destroyed by the disease or euthanized. The USDA data showed the supply of laying hens decreased substantially. Since that time, it began to recover and eventually exceed pre-AI levels by late 2016. Recent USDA reports show the chick hatch rate has been up for the last eight months, and has increased by approximately 10% since the beginning of calendar 2018. Given this trend, the projected increase in the U.S. laying hen flock and potential excess shell egg supply could create additional pricing pressure.

Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index ("UB index") hit a decade-low level in both our fiscal 2016 fourth quarter and our fiscal 2017 second quarter. During our fiscal 2018, non-specialty shell egg prices rebounded significantly due to strong demand, illustrating the volatility of our industry. Our net average selling price per dozen shell eggs for fiscal 2018 increased to $1.397 compared to $1.007 for fiscal 2017, including an increase in non-specialty shell egg prices to $1.226 in fiscal 2018 compared to $0.705 in fiscal 2017.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. They have been a significant and growing segment of the market in recent years. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

For fiscal 2018, we produced approximately 84% of the total number of shell eggs sold by us, with approximately 9% of such shell egg production provided by contract producers. Contract producers utilize their facilities to produce shell eggs from layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2018, approximately 16% of the total number of shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuation.  For fiscal 2018, feed costs averaged about 57% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For our last five fiscal years, average feed cost per dozen sold ranged from a low of $0.39 in fiscal 2018 to a high of $0.49 in fiscal 2014.  The cost of our primary feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. The current corn and soybean crops are ahead of schedule, and favorable growing conditions should support lower prices for feed ingredients. However, the current geopolitical risks associated with the recently imposed and additional proposed tariffs are creating more price volatility and uncertainty.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	June 2, 2018	June 3, 2017	May 28, 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.0%	95.8%	66.0%
Gross profit	24.0%	4.2%	34.0%
Selling, general and administrative	11.8%	16.2%	9.3%
Legal settlement expense	5.4%	—%	—%
Loss (gain) on disposal of fixed assets	—%	0.3%	(0.1)%
Operating income (loss)	6.8%	(12.3)%	24.8%
Other income	1.0%	1.7%	0.8%
Income (loss) before income taxes and noncontrolling interest	7.8%	(10.6)%	25.6%
Income tax expense (benefit)	(0.6)%	(3.7)%	8.9%
Net income (loss) including noncontrolling interest	8.4%	(6.9)%	16.7%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	8.4%	(6.9)%	16.6%

Executive Overview of Results – June 2, 2018,  June 3, 2017, and May 28, 2016

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control.  The majority of our shell eggs are sold at prices related to the Urner Barry Spot Egg Market Quotations for the southeastern and southcentral regions of the country, or formulas related to our costs of production which include the cost of corn and soybean meal.  The following table shows our net income (loss), gross profit, net average shell egg selling price, the average Urner Barry wholesale large shell egg prices in the southeast region, and feed cost per dozen produced for each of our three most recent fiscal years.

Fiscal Year ended	June 2, 2018	June 3, 2017	May 28, 2016
Net income (loss) attributable to Cal-Maine Foods, Inc. - (in thousands)	$125,932	$(74,278)	$316,041
Gross profit (in thousands)	361,046	45,550	648,074
Net average shell egg selling price (rounded)	1.40	1.01	1.74
Average Urner Barry Spot Egg Market Quotations 1	1.49	0.85	1.79
Feed cost per dozen produced	0.394	0.399	0.414

1-	Average Thursday price for the large market (i.e. generic shell eggs) in the southeastern region

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability have often reflected increased consumer demand relative to supply while the periods of significant loss have often reflected excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2016, our net average net selling price reflected strong demand for shell eggs across our markets as well as supply constraints resulting from the outbreak of avian influenza ("AI"), and feed costs decreased over the previous fiscal year.  In fiscal 2017, our net average selling price and dozens sold decreased over the previous fiscal year primarily due to the oversupply of eggs resulting from the repopulation of the national flock of laying hens to levels exceeding the pre-AI flock and a reduced demand for egg products.  In fiscal 2018, strong demand resulted in an increase in our average selling price and dozens sold, and feed costs continued to decrease over prior years. Results for fiscal 2018 were favorably affected by a $43.0 million tax benefit related to the Tax Cuts and Jobs Act and were negatively affected by an after-tax charge of $54.8 million recorded in the second quarter related to the settlement of certain previously disclosed antitrust litigation. Gross profit and net income for fiscal 2018 increased significantly compared to the prior year, primarily due to increased selling prices for non-specialty eggs.

Fiscal Year Ended June 2, 2018 Compared to Fiscal Year Ended June 3, 2017

NET SALES

Net sales for the fiscal year ended June 2, 2018 were $1,502.9 million, an increase of $428.4 million, or 39.9%, from net sales of $1,074.5 million for fiscal 2017. We believe the increase was primarily due to strong demand for eggs in fiscal 2018, resulting in significantly higher prices for non-specialty eggs, contrasted with fiscal 2017 in which we experienced an oversupply of eggs resulting from the market disruption caused by the AI outbreak in 2015 discussed above.

In fiscal 2018, shell egg sales made up approximately 97% of our net sales. Total dozens sold in fiscal 2018 were 1,037.7 million, an increase of 6.6 million dozen, or  0.6%, compared to 1,031.1 million sold in fiscal 2017 resulting in an increase in net sales of $6.6 million for fiscal 2018 compared with the prior year.

Net average selling price of shell eggs increased from $1.007 per dozen for fiscal 2017 to $1.397 per dozen for fiscal 2018, an increase of $0.39 per dozen, or 38.7%, primarily reflecting increased demand for eggs compared with the prior year in which we experienced an oversupply of eggs.  The increase in sales price in fiscal 2018 from fiscal 2017 resulted in a corresponding increase in net sales of approximately $404.7 million. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

Egg products accounted for approximately 3% of our net sales. These revenues were $43.5 million for the fiscal year ended June 2, 2018 compared with $24.9 million for the fiscal 2017.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended				Quarters Ended
	June 2, 2018		June 3, 2017		June 2, 2018		June 3, 2017
	52 weeks		53 weeks		13 weeks		14 weeks
	(Amounts in thousands)				(Amounts in thousands)
Net sales	$1,502,932		$1,074,513		$443,095		$274,584
Shell egg sales:
Non-specialty	956,909	65.6%	548,858	52.3%	294,892	68.8%	145,454	54.3%
Specialty	467,469	32.0%	457,617	43.6%	124,400	29.0%	112,744	42.0%
Co-pack specialty	26,092	1.8%	32,689	3.1%	7,216	1.7%	7,198	2.7%
Other	8,943	0.6%	10,423	1.0%	2,152	0.5%	2,594	1.0%
Net shell egg sales	$1,459,413	100.0%	$1,049,587	100.0%	$428,660	100.0%	$267,990	100.0%
As a percent of net sales		97%		98%		97%		98%
Dozens sold:
Non-specialty	780,362	75.2%	778,538	75.5%	184,301	73.1%	207,428	76.0%
Specialty	244,022	23.5%	236,067	22.9%	64,081	25.5%	61,862	22.7%
Co-pack specialty	13,329	1.3%	16,525	1.6%	3,573	1.4%	3,725	1.3%
Total dozens sold	1,037,713	100.0%	1,031,130	100.0%	251,955	100.0%	273,015	100.0%

Net average selling price per dozen:
All shell eggs	$1.397		$1.007		$1.694		$0.973
Non-specialty	$1.226		$0.705		$1.600		$0.701
Specialty	$1.916		$1.939		$1.941		$1.823

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2018, non-specialty shell eggs represented approximately 65.6% of our shell egg revenue, compared to 52.3% for fiscal 2017, reflecting the large increase in net average selling price for non-specialty eggs from $0.705 per dozen in fiscal 2017 to $1.226 per dozen in fiscal 2018.  Sales of non-specialty shell eggs accounted for approximately 75.2% and 75.5% of total shell egg volume in fiscal 2018 and 2017, respectively.

For the thirteen-week period ended June 2, 2018, non-specialty shell eggs represented approximately 68.8% of our shell egg revenue, compared to 54.3% for the fourteen-week period ended June 3, 2017, reflecting the large increase in net average selling price for non-specialty eggs during the fourth quarter of fiscal 2018 compared to the same period of last year ($1.600 per dozen in the 2018 period compared to $0.701 per dozen in the 2017 period) partially offset by a decrease in non-specialty dozens sold.   For the thirteen-week period ended June 2, 2018, non-specialty shell eggs accounted for approximately 73.1% of the total shell egg volume, compared to 76.0% for the fourteen-week period ended June 3, 2017. The volume decrease for non-specialty shell eggs for the fiscal 2018 fourth quarter reflected the extra week of sales in the prior year period.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold in fiscal 2018.  For fiscal 2018, specialty eggs accounted for 32.0% of shell egg revenue, compared to 43.6% in fiscal 2017. Specialty eggs accounted for 23.5% of shell egg volume in fiscal 2018 compared with 22.9% fiscal 2017.  Additionally, for fiscal 2018, specialty eggs sold through co-pack arrangements accounted for 1.8% of shell egg revenue, compared to 3.1% in fiscal 2017, and 1.3%

of shell egg volume in fiscal 2018 compared to 1.6% in fiscal 2017.  Our net average selling price for specialty eggs was $1.916 per dozen for fiscal 2018 compared to $1.939 per dozen for fiscal 2017. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from these products. This effect was particularly evident in recent years as non-specialty egg prices declined in fiscal 2017 and rebounded in fiscal 2018, while specialty egg prices remained much more stable.

For the thirteen-week period ended June 2, 2018, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 29.0% and 1.7%, respectively, of our shell egg revenue, compared to 42.0% and 2.7%, respectively, for the fourteen-week period ended May 28, 2017.   For the thirteen-week period ended June 2, 2018, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 25.5% and 1.4%, respectively, of the total shell egg volume, compared to 22.7% and 1.3%, respectively, for the fourteen-week period ended June 3, 2017. Our net average selling price for specialty shell eggs and specialty shell eggs sold through co-pack arrangements was $1.941 per dozen for the fiscal 2018 fourth quarter compared to $1.823 per dozen for the fiscal 2017 fourth quarter.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiary American Egg Products, LLC (“AEP”) and our majority owned subsidiary Texas Egg Products, LLC (“TEP”).  For fiscal 2018 egg product sales were $43.5 million, an increase of $18.6 million, or 74.7%, compared to $24.9 million for fiscal 2017.  Egg products volume for fiscal 2018 was 66.0 million pounds, an increase of 0.7 million pounds, or 1.1%, compared to 65.3 million pounds for fiscal 2017. In fiscal 2018, the selling price per pound was $0.659 compared to $0.382 for fiscal 2017, an increase of 72.5%. The increase in market prices for egg products in the current fiscal year is due to increased demand for egg products.

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	June 2, 2018	June 3, 2017	Percent Change	June 2, 2018	June 3, 2017	Percent Change
	52 weeks	53 weeks		13 weeks	14 weeks
Cost of sales:
Farm production	$603,887	$598,412	0.9%	$155,471	$159,482	(2.5)%
Processing and packaging	214,078	202,225	5.9%	53,734	54,896	(2.1)%
Outside egg purchases and other	287,472	207,495	38.5%	81,623	41,663	95.9%
Total shell eggs	1,105,437	1,008,132	9.7%	290,828	256,041	13.6%
Egg products	35,551	19,766	79.9%	10,743	6,075	76.8%
Other	898	1,065	(15.7)%	308	462	(33.3)%
Total	$1,141,886	$1,028,963	11.0%	$301,879	$262,578	15.0%

Farm production cost (per dozen produced)
Feed	$0.394	$0.399	(1.3)%	$0.416	$0.381	9.2%
Other	0.303	0.294	3.1%	0.311	0.298	4.4%
Total	$0.697	$0.693	0.6%	$0.727	$0.679	7.1%

Outside egg purchases (average cost per dozen)	$1.45	$1.01	43.6%	$1.82	$0.90	102.2%

Dozen produced	873,307	870,252	0.4%	215,729	237,006	(9.0)%
Dozen sold	1,037,713	1,031,130	0.6%	251,955	273,015	(7.7)%

Cost of sales for the fiscal year ended June 2, 2018 was $1,141.9 million, an increase of $112.9 million, or 11.0%, compared to $1,029.0 million for fiscal 2017.  Comparing fiscal 2018 to fiscal 2017, average cost per dozen purchased from outside shell egg producers and dozens produced increased while cost of feed ingredients decreased.  For the 2018 fiscal year we produced 84.2% of the eggs sold by us, as compared to 84.4% for the previous year. Feed cost for fiscal 2018 was $0.394 per dozen, compared to $0.399 per dozen for the prior fiscal year, a decrease of 1.3%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $4.4 million for fiscal 2018 compared with fiscal 2017.

For the thirteen weeks ended June 2, 2018, compared to the fourteen weeks ended June 3, 2017, cost of sales increased $39.3 million, or 15.0%, from $262.6 million in the fourth quarter of fiscal 2017, to $301.9 million in the current period.  Feed cost per dozen for the fourth quarter of fiscal 2018 was $0.416, compared to $0.381 for the same quarter of fiscal 2017, an increase of 9.2%, reflecting increased feed ingredient costs.

Gross profit, as a percentage of net sales, was 24.0% for fiscal 2018, compared to 4.2% for fiscal 2017. The increase resulted primarily from higher selling prices for non-specialty eggs and stronger demand.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
(Amounts in thousands)	June 2, 2018	June 3, 2017	Change	Percent Change
	52 Weeks	53 Weeks
Specialty egg	$54,300	$56,522	$(2,222)	(3.9)%
Delivery expense	53,177	53,282	(105)	(0.2)%
Payroll and overhead	37,191	35,101	2,090	6.0%
Stock compensation	3,467	3,427	40	1.2%
Other expenses	29,014	25,648	3,366	13.1%
Total	$177,149	$173,980	$3,169	1.8%

Selling, general and administrative expenses ("SG&A"), which include costs of marketing, distribution, accounting and corporate overhead, were  $177.1 million in fiscal 2018, an increase of $3.2 million, or 1.8%, compared to $174.0 million for fiscal 2017.  As a percent of net sales, selling, general and administrative expense decreased from 16.2% in fiscal 2017 to 11.8% in fiscal 2018, due to the increase in net sales in fiscal 2018.

The decrease in specialty egg expense for fiscal 2018 compared to fiscal 2017 is due to refunded promotional allowances and reduced current year promotions.  Payroll and overhead increased $2.1 million, or 6.0%, compared to the same period of last year primarily due to increased bonuses, partially offset by fiscal 2018 having one less week than fiscal 2017.  As a percentage of net sales, payroll and overhead is 2.5% and 3.3% for fiscal 2018 and 2017, respectively.  As a percentage of net sales, delivery expense is 3.5% and 5.0% for fiscal 2018 and 2017, respectively, decreasing due to the increased net sales in fiscal 2018.

	Quarters Ended
(Amounts in thousands)	June 2, 2018	June 3, 2017	Change	Percent Change
	13 Weeks	14 Weeks
Specialty egg	$16,878	$14,364	$2,514	17.5%
Delivery expense	13,496	13,712	(216)	(1.6)%
Payroll and overhead	10,024	11,156	(1,132)	(10.1)%
Stock compensation	888	947	(59)	(6.2)%
Other expenses	7,817	7,816	1	—%
Total	$49,103	$47,995	$1,108	2.3%

SG&A expense was $49.1 million for the fourteen weeks ended June 2, 2018, an increase of $1.1 million, or 2.3%, compared to $48.0 million for the thirteen weeks ended June 3, 2017. The increase in specialty egg expense for the fiscal 2018 fourth quarter is attributable to timing of advertising and promotion expenses. Payroll and overhead decreased $1.1 million, or 10.1%, compared to the same period of last year due to the extra week in the prior fiscal year period.

LEGAL SETTLEMENT EXPENSE

On December 29, 2017, the Company reached an agreement on material terms of the settlement of several large direct action purchasers' antitrust claims against the Company. Pursuant to the agreement, the Company settled the claims with a single $80.8 million payment, which is $54.8 million net of tax, or $1.13 per basic and diluted share. The Company paid the settlement on March 23, 2018.

LOSS ON DISPOSAL OF FIXED ASSETS

We recorded losses on disposal of fixed assets of $473,000 and $3.7 million for fiscal 2018 and 2017, respectively, due to the retirement of layer houses at certain locations in the prior year period.

OPERATING INCOME (LOSS)

As a result of the above, our operating income was $102.7 million for fiscal 2018, compared to operating loss of $132.1 million for fiscal 2017.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, interest income, patronage dividends, and equity in earnings of affiliates, among other items. Total other income for fiscal 2018 was $14.7 million compared to $17.8 million for fiscal 2017.  As a percent of net sales, total other income was 1.0% for fiscal 2018, compared to 1.7% for fiscal 2017.

The Company recorded interest income of $3.7 million in fiscal 2018, compared to $3.1 million for the same period of last year. We recorded interest expense of $482,000 and $1.4 million in fiscal 2018 and 2017, respectively, of which $217,000 was capitalized in fiscal 2018 compared with $1.1 million in fiscal 2017.  Interest income from available for sale securities increased due to higher average invested balances and higher rates earned. The reduction of interest expense resulted from lower levels of outstanding debt.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc., increased $621,000 from $7.7 million in fiscal 2017 to $8.3 million in fiscal 2018.

Equity in income of affiliates for fiscal 2018 was $3.5 million compared to $1.4 million for fiscal 2017.  The increase of $2.1 million is primarily due to increased income from specialty egg sales in our unconsolidated specialty egg joint ventures and reduced losses at our Red River joint venture.

Other, net for fiscal 2018 was a loss of $573,000 compared to income of $6.0 million for fiscal 2017. The decrease is primarily due to our receipt in the fourth quarter of fiscal 2017 of payment of claims related to the Deepwater Horizon Economic and Property Damages Settlement Program. Our recovery, net of applicable fees, was $5.5 million.

INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). The new tax legislation reduces the United States corporate tax rate from 35% to 21% effective January 1, 2018.

For the fiscal year ended June 2, 2018, our pre-tax income was $117.3 million, compared to pre-tax loss of $114.3 million for fiscal 2017. Income tax benefit of $8.9 million was recorded for fiscal 2018 with an effective income tax rate of 7.6%, including the impact of the Act, compared to income tax benefit of $39.9 million for fiscal 2017 with an effective income tax rate of 34.9%. Due to the enactment of the Act, we recorded an income tax benefit of $43 million for the year ended June 2, 2018 related to revaluation of our net deferred tax liabilities.

The rate change is administratively effective at the beginning of our fiscal year, resulting in a blended rate for the fiscal year period. As a result, the blended statutory tax rate for the fiscal year is 29.1%.

At June 2, 2018, the Company had an income tax payable of $17.4 million compared to an income tax receivable of $52.7 million at June 3, 2017. The change is primarily due to receipt during the second quarter of fiscal 2018 of a $45.0 million federal tax refund related to the carryback of fiscal 2017 losses combined with the fiscal year 2018's net income.

For the thirteen weeks ended June 2, 2018, our pretax income was $93.9 million and our income tax expense was $21.8 million with an effective income tax rate of 23.3%, including the impact of the Act. The low effective rate was primarily related to additional income tax benefit recorded in connection with the Act.

Historically, our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, the domestic manufacturers deduction, and net income or loss attributable to noncontrolling interest.  The enacted rate change from 35% to 21% also caused the fiscal year effective rate to be significantly different from the Company’s historical annual effective rate.  The Company’s effective federal income tax rate for future fiscal years under current legislation is expected to be 21% plus a state income tax effective rate of approximately 3%.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for fiscal 2018 was $264,000 compared to net loss of $149,000 for fiscal 2017.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2018 was $125.9 million, or $2.60 per basic and diluted share, compared to net loss of $74.3 million, or $1.54 per basic and diluted share for fiscal 2017.

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

	Fiscal Years Ended				Quarters Ended
	June 3, 2017		May 28, 2016		June 3, 2017		May 28, 2016
	53 weeks		52 weeks		14 weeks		13 Weeks
	(Amounts in thousands)				(Amounts in thousands)
Net sales	$1,074,513		$1,908,650		$274,584		$303,020
Shell egg sales:
Non-specialty	548,858	52.3%	1,243,377	67.7%	145,454	54.3%	163,882	55.6%
Specialty	457,617	43.6%	534,754	29.1%	112,744	42.0%	118,356	40.2%
Co-pack specialty	32,689	3.1%	49,282	2.7%	7,198	2.7%	9,021	3.1%
Other	10,423	1.0%	10,533	0.5%	2,594	1.0%	3,245	1.1%
Net shell egg sales	$1,049,587	100.0%	$1,837,946	100.0%	$267,990	100.0%	$294,504	100.0%
As a percent of net sales		98%		96%		98%		97%
Dozens sold:
Non-specialty	778,538	75.5%	791,058	75.1%	207,428	76.0%	189,850	75.0%
Specialty	236,067	22.9%	241,603	22.9%	61,862	22.7%	58,856	23.3%
Co-pack specialty	16,525	1.6%	20,936	2.0%	3,725	1.3%	4,371	1.7%
Total dozens sold	1,031,130	100.0%	1,053,597	100.0%	273,015	100.0%	253,077	100.0%

Net average selling price per dozen:
All shell eggs	$1.007		$1.735		$0.973		$1.152
Non-specialty	$0.705		$1.572		$0.701		$0.863
Specialty	$1.939		$2.213		$1.823		$2.011

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

For the fourteen-week period ended June 3, 2017, non-specialty shell eggs represented approximately 54.3% of our shell egg revenue, compared to 55.6% for the thirteen-week period ended May 28, 2016, reflecting the large decrease in net average selling price for non-specialty eggs during the 2017 period compared to the same period of 2016 ($0.701 per dozen in the 2017 period compared to $0.863 per dozen in the 2016 period) partially offset by an increase in non-specialty dozens sold.   For the fourteen-week period ended June 3, 2017, non-specialty shell eggs accounted for approximately 76.0% of the total shell egg volume, compared to 75.0% for the thirteen-week period ended May 28, 2016. The volume increase for both non-specialty and specialty shell eggs for the fiscal 2017 fourth quarter reflected the extra week of production in the period.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold in fiscal 2017.  For fiscal 2017, specialty eggs accounted for 43.6% of shell egg revenue, compared to 29.1% in fiscal 2016. Specialty eggs accounted for 22.9% of shell egg volume in both fiscal 2017 and fiscal 2016.  Additionally, for fiscal 2017, specialty eggs sold through co-pack arrangements accounted for 3.1% of shell egg revenue, compared to 2.7% in fiscal 2016, and 1.6% of shell egg volume in fiscal 2017 compared to 2.0% in fiscal 2016.  Our net average selling price for specialty eggs was $1.939 per dozen for fiscal 2017 compared to $2.213 per dozen for fiscal 2016. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from these products. This effect was particularly evident in fiscal 2017 and the last two quarters of fiscal 2016 as non-specialty egg prices declined more than specialty egg prices. However, as non-specialty egg prices declined, we experienced some margin and volume pressures on specialty egg sales.

For the fourteen-week period ended June 3, 2017, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 42.0% and 2.7%, of our shell egg revenue, compared to 40.2% and 3.1%, respectively, for the thirteen-week period ended May 28, 2016.   As previously discussed, selling prices for non-specialty eggs were lower during the fiscal 2017 fourth quarter resulting in a larger percentage of our shell egg sales being attributable to the less cyclical specialty shell eggs.  For the fourteen-week period ended June 3, 2017, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 22.7% and 1.3% of the total shell egg volume, compared to 23.3% and 1.7%, respectively, for the thirteen-week period ended May 28, 2016. Our net average selling price for specialty eggs was $1.823 per dozen for the fiscal 2017 fourth quarter compared to $2.011 per dozen for the fiscal 2016 fourth quarter.

The loss of a portion of a major customer's co-pack business in the fourth quarter of fiscal 2016 also had a negative impact on our fiscal 2017 dozens sold and revenue.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiary American Egg Products, LLC (“AEP”) and our majority owned subsidiary Texas Egg Products, LLC (“TEP”).  For fiscal 2017 egg product sales were $24.9 million, a decrease of $45.8 million, or 64.7%, compared to $70.7 million for fiscal 2016.  Egg products volume for fiscal 2017 was 65.3 million pounds, an increase of 6.8 million pounds, or 11.6%, compared to 58.5 million pounds for fiscal 2016. In fiscal 2017, the selling price per pound was $0.382 compared to $1.213 for fiscal 2016, a decrease of 68.5%. The decrease in market prices for egg products in fiscal year 2017 is due to reduced demand for egg products in contrast with extraordinarily high prices for the prior fiscal year which reflected the shortage of supply caused by AI.

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	June 3, 2017	May 28, 2016	Percent Change	June 3, 2017	May 28, 2016	Percent Change
	53 weeks	52 weeks		14 weeks	13 weeks
Cost of sales:
Farm production	$598,412	$562,521	6.4%	$159,482	$135,187	18.0%
Processing and packaging	202,225	184,586	9.6%	54,896	45,089	21.8%
Outside egg purchases and other	207,495	464,008	(55.3)%	41,663	75,311	(44.7)%
Total shell eggs	1,008,132	1,211,115	(16.8)%	256,041	255,587	0.2%
Egg products	19,766	48,584	(59.3)%	6,075	6,473	(6.1)%
Other	1,065	877	21.4%	462	280	65.0%
Total	$1,028,963	$1,260,576	(18.4)%	$262,578	$262,340	0.1%

Farm production cost (per dozen produced)
Feed	$0.399	$0.414	(3.6)%	$0.381	$0.396	(3.8)%
Other	0.294	0.279	5.4%	0.298	0.290	2.8%
Total	$0.693	$0.693	—%	$0.679	$0.686	(1.0)%

Outside egg purchases (average cost per dozen)	$1.01	$1.72	(41.3)%	$0.90	$1.11	(18.9)%

Dozen produced	870,252	819,307	6.2%	237,006	198,950	19.1%
Dozen sold	1,031,130	1,053,597	(2.1)%	273,015	253,077	7.9%

Cost of sales for the fiscal year ended June 3, 2017 was $1,029.0 million, a decrease of $231.6 million, or 18.4%, compared to 1,260.6 million for fiscal 2016.  Comparing fiscal 2017 to fiscal 2016, average cost per dozen purchased from outside shell egg producers and cost of feed ingredients decreased while dozens produced increased.  For the 2017 fiscal year we produced 84.4% of the eggs sold by us, as compared to 77.8% for the previous year. The increase is the result of our acquisitions and expansion projects completed at our existing facilties. Feed cost for fiscal 2017 was $0.399 per dozen, compared to $0.414 per dozen for the prior fiscal year, a decrease of 3.6%.  The decrease in feed cost per dozen resulted in a decrease in cost of sales of $13.1 million for fiscal 2017 compared with fiscal 2016.

For the fourteen weeks ended June 3, 2017, compared to the thirteen weeks ended May 28, 2016, cost of sales increased $238,000, or 0.1%, from $262.3 million in the fourth quarter of fiscal 2016, to $262.6 million in the 2017 period. Feed cost per dozen for the fourth quarter of fiscal 2017 was $0.381, compared to $0.396 for the same quarter of fiscal 2016, a decrease of 3.8%.

Gross profit, as a percentage of net sales, was 4.2% for fiscal 2017, compared to 34.0% for fiscal 2016. The decline resulted primarily from lower selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
(Amounts in thousands)	June 3, 2017	May 28, 2016	Change	Percent Change
	53 Weeks	52 Weeks
Specialty egg	$56,522	$61,294	$(4,772)	(7.8)%
Delivery expense	53,282	49,629	3,653	7.4%
Payroll and overhead	35,101	39,149	(4,048)	(10.3)%
Stock compensation	3,427	3,018	409	13.6%
Other expenses	25,648	24,670	978	4.0%
Total	$173,980	$177,760	$(3,780)	(2.1)%

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

The impact of the fiscal 2017 acquisitions was an $8.1 million increase in SG&A compared to fiscal 2016. The decrease in specialty egg expense for fiscal 2017 compared to fiscal 2016 is attributable to a 2.3% decrease in specialty shell egg dozens sold resulting in a decrease in advertising promotions and franchise expense.  Payroll and overhead decreased $4.0 million, or 10.3%, compared to the same period of last year primarily due to increased bonuses in the 2016 fiscal year and decreased bonuses in fiscal 2017, partially offset by fiscal 2017 having one more week than fiscal 2016.  As a percentage of net sales, payroll and overhead is 3.3% and 2.1% for fiscal 2017 and 2016, respectively.  As a percentage of net sales, delivery expense is 5.0% and 2.6% for fiscal 2017 and 2016, respectively, increasing due to the reduced net sales in fiscal year 2017 as well as a 4.1% increase due to the impact of the acquisitions.

	Quarters Ended
(Amounts in thousands)	June 3, 2017	May 28, 2016	Change	Percent Change
	14 Weeks	13 Weeks
Specialty egg	$14,364	$13,768	$596	4.3%
Delivery expense	13,712	11,945	1,767	14.8%
Payroll and overhead	11,156	9,450	1,706	18.1%
Stock compensation	947	843	104	12.3%
Other expenses	7,816	6,398	1,418	22.2%
Total	$47,995	$42,404	$5,591	13.2%

SG&A expense was $48.0 million for the fourteen weeks ended June 3, 2017, an increase of $5.6 million, or 13.2%, compared to $42.4 million for the thirteen weeks ended May 28, 2016. The increase in specialty egg expense for the fiscal 2017 fourth quarter is attributable to a 5.1% increase in specialty egg dozens sold due to the extra week in the fiscal quarter resulting in an increase in advertising promotions and franchise expense. Payroll and overhead increased $1.7 million, or 18.1%, compared to the same period of fiscal 2016 due to the Foodonics and Happy Hen acquisitions as well as the extra week in the fiscal 2017 fourth quarter, partially offset by reduced bonus accruals in 2017. Delivery expense increased $1.8 million for the fourteen weeks ended June 3, 2017 compared to the corresponding thirteen week period ended May 28, 2016, primarily due to the Foodonics acquisition. Other expenses for the fourteen weeks ended June 3, 2017 are up $1.4 million, or 22.2%, compared to the corresponding thirteen week period ended May 28, 2016, primarily due to an extra week in the 2017 period, an increase in legal and audit fees in the 2017 period, and the impact of the acquisitions.

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

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at June 2, 2018 was $479.7 million, compared to $371.5 million at June 3, 2017. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 5.45 at June 2, 2018 compared to 6.74 at June 3, 2017. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May and August, respectively, when egg prices are normally at seasonal lows.  We have $4.2 million in outstanding standby letters of credit, which are collateralized with cash.  Our long-term debt and capital leases at June 2, 2018, including current maturities, amounted to $6.1 million, compared to $10.9 million at June 3, 2017.

On July 10, 2018, subsequent to the end of our fiscal year, we entered into a $100.0 million Senior Secured Revolving Credit Facility ("the Revolving Credit Facility"). As of July 20, 2018, no amounts were borrowed under the facility. See Notes 8 and 17 in the Notes to Consolidated Financial Statements for information regarding our long-term debt instruments.

Net cash provided by operating activities was $200.4 million for fiscal year 2018 compared with net cash used in operating activities of $45.9 million for fiscal year 2017.  Increased gross profit margins resulting from higher egg prices contributed greatly to our increase in cash flow from operations.

For fiscal 2018, approximately $127.7 million was provided from the sale and maturity of short-term investments, $275.3 million was used to purchase short-term investments and net payments of $6.6 million were received from notes receivable and investments in affiliates.   We invested $4.1 million in the Red River Valley Egg Farm LLC joint venture.  For additional information see Note 3 to Notes to Consolidated Financial Statements.  Approximately $19.7 million was used to purchase property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $4.8 million was used for principal payments on long-term debt.  The net result of these and other activities was an increase in cash of $30.9 million from June 3, 2017.

For the fiscal year ended June 3, 2017, $45.9 million in net cash was used in operating activities. This compares to $388.4 million of net cash provided by operating activities for the fiscal year ended May 28, 2016.  Decreased gross profit margins resulting from lower egg prices contributed greatly to our decrease in cash flow from operations in fiscal 2017 compared to fiscal 2016.

For fiscal 2017, approximately $248.3 million was provided from the sale of short-term investments, $29.8 million was used to purchase short-term investments and net payments of $6.6 million were received from notes receivable and investments in affiliates.   We used $85.8 million to acquire assets from Foodonics and Happy Hen. We invested $19.9 million in the Red River Valley Egg Farm LLC joint venture.  Approximately $66.7 million was used to purchase property, plant and equipment.  Approximately $16.5 million was used for principal payments on long-term debt.  The net result of these and other activities was a decrease in cash of $11.5 million from May 28, 2016.

Certain property, plant, and equipment is pledged as collateral on our notes payable.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreements governing the notes to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2018, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The credit agreement governing our Revolving Credit Facility contains customary covenants including restrictions on the incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.00 to 1.00 and (ii) an annual limit on capital expenditures of $100.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the foregoing, shall maintain at least 50% of the Company’s voting stock. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. In addition, under the terms of the credit agreement, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with generally accepted accounting principles. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility.

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
Additionally, the following table represents material construction projects approved as of July 20, 2018 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of June 2, 2018	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Hoboken, GA	October 2018	$3,329	$468	$2,861
Pullet Houses	Lake City, FL	November 2018	4,672	812	3,860
Convertible/Cage-Free Layer Houses	Lake City, FL	March 2019	11,782	905	10,877
Convertible/Cage-Free Layer Houses	Bushnell, FL	March 2019	11,543	15	11,528
Convertible/Cage-Free Layer Houses	Pittsburg, TX	May 2019	11,069	—	11,069

			$42,395	$2,200	$40,195

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

	Total	2019	2020	2021	2022	2023	Thereafter
Long-Term Debt & Capital Leases (Principal)	$6,090	$3,536	$1,696	$205	$215	$224	$214
Long-Term Debt & Capital Leases (Interest)	399	248	70	34	25	15	7
Operating Leases	2,486	865	531	487	380	206	17
Total	$8,975	$4,649	$2,297	$726	$620	$445	$238

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

INVENTORIES

Inventories of eggs, feed, supplies and flocks are valued principally at the lower of cost (first-in, first-out method) or net realizable value.  If market prices for eggs and feed grains move substantially lower, we record adjustments to write-down the carrying values of eggs and feed inventories to fair market value. The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 22 weeks.  Capitalized flock costs are then amortized over the flock’s productive life, generally one to two years.  Flock mortality is charged to cost of sales as incurred.  High mortality from disease or extreme temperatures would result in abnormal write-downs to flock inventories.  Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

LONG-LIVED ASSETS

Depreciable long-lived assets are primarily comprised of buildings, improvements, machinery and equipment.  Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment.  An increase or decrease in the estimated useful lives would result in changes to depreciation expense.  When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances which indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

INTANGIBLE ASSETS

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles. They are amortized over their estimated useful lives of 5 to 15 years.   The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use.

INVESTMENT IN AFFILIATES

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  These investments are recorded using the cost or equity method, and are not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $66.8 million at June 2, 2018. The combined total assets and total liabilities of these companies were approximately $304.9 million and $40.1 million, respectively, at June 2, 2018.

GOODWILL

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

At June 2, 2018, goodwill represented 3.1% of total assets and 3.7% of stockholders’ equity.  Goodwill relates to the following (in thousands):

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.2 million, $53.3 million, and $49.6 million in fiscal years 2018, 2017, and 2016, respectively.  Sales revenue reported in the accompanying Consolidated Statements of Operations is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"), which supersedes most existing revenue recognition guidance. The Company adopted ASU 2014-09 on June 3, 2018. See Note 1: Significant Accounting Policies of the Notes to Consolidated Financial Statements under the caption Impact of Recently Issued Accounting Standards  for details of the Company’s adoption of ASU 2014-09.

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

STOCK BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of operations based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  See Note 10: Stock Compensation Plans in the Notes to the Consolidated Financial Statements for more information.

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

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2018 fiscal year
Corn	$ 0.25 change in the average market price per bushel	$0.01	$8,733,070
Soybean Meal	$ 25.00 change in the average market price per ton	$0.01	$8,733,070

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates.  At June 2, 2018 we maintained all of our debt as fixed rate in nature which mitigated the impact of fluctuations in interest rates.  As previously discussed, subsequent to the end of fiscal 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility which bears interest at a variable rate. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our outstanding debt by $65,000 at June 2, 2018.

We are not a party to any other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries (the “Company”) as of June 2, 2018 and June 3, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the three years in the period ended June 2, 2018, and the related consolidated notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 2, 2018 and June 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 2, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 2, 2018, based on the criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/Frost, PLLC

We have served as the Company’s auditor since 2007.

Little Rock, Arkansas
July 20, 2018

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	June 2, 2018	June 3, 2017
Assets
Current assets:
Cash and cash equivalents	$48,431	$17,564
Investment securities available-for-sale	282,586	138,462
Receivables:
Trade receivables, less allowance for doubtful accounts of $268 in 2018 and $386 in 2017	80,731	61,261
Income tax receivable	—	52,691
Other	5,108	3,248
	85,839	117,200
Inventories	168,644	160,692
Prepaid expenses and other current assets	2,020	2,288
Total current assets	587,520	436,206
Other assets:
Investments in affiliates	66,806	65,731
Goodwill	35,525	35,525
Other intangible assets	26,307	29,149
Other long-lived assets	8,905	8,299
	137,543	138,704
Property, plant and equipment, less accumulated depreciation	425,384	458,184
Total assets	$1,150,447	$1,033,094
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$37,840	$30,629
Accrued dividends payable	17,093	—
Accrued wages and benefits	18,967	15,809
Accrued income taxes payable	17,446	—
Accrued expenses and other liabilities	12,956	13,415
Current maturities of long-term debt	3,536	4,826
Total current liabilities	107,838	64,679
Long-term debt, less current maturities	2,554	6,113
Other noncurrent liabilities	8,318	7,527
Deferred income taxes	76,055	110,282
Total liabilities	194,765	188,601
Commitments and contingencies – See Notes 7, 8, and 12
Stockholders' equity:
Common stock, $.01 par value
120,000 shares authorized and 70,261 shares issued in 2018 and 2017
43,831 and 43,777 shares outstanding in 2018 and 2017, respectively	703	703
Class A convertible common stock, $.01 par value
4,800 shares authorized, issued and outstanding in 2018 and 2017, respectively	48	48
Paid-in capital	53,323	49,932
Retained earnings	924,918	816,046
Accumulated other comprehensive loss, net of tax	(693)	(128)
Common stock in treasury, at cost – 26,430 and 26,484 shares in 2018 and 2017, respectively	(24,966)	(23,914)
Total Cal-Maine Foods, Inc. stockholders' equity	953,333	842,687
Noncontrolling interest in consolidated entities	2,349	1,806
Total stockholders’ equity	955,682	844,493
Total liabilities and stockholders' equity	$1,150,447	$1,033,094
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal years ended
	June 2, 2018	June 3, 2017	May 28, 2016
	52 weeks	53 weeks	52 weeks
Net sales	$1,502,932	$1,074,513	$1,908,650
Cost of sales	1,141,886	1,028,963	1,260,576
Gross profit	361,046	45,550	648,074
Selling, general and administrative	177,148	173,980	177,760
Legal settlement expense - See Note 12	80,750	—	—
(Gain) loss on disposal of fixed assets	473	3,664	(1,563)
Operating income (loss)	102,675	(132,094)	471,877

Other income (expense):
Interest expense	(265)	(318)	(1,156)
Interest income	3,697	3,103	4,314
Patronage dividends	8,286	7,665	6,930
Equity in income of affiliates	3,517	1,390	5,016
Other, net	(573)	5,960	268
Total other income	14,662	17,800	15,372
Income (loss) before income taxes and noncontrolling interest	117,337	(114,294)	487,249
Income tax expense (benefit)	(8,859)	(39,867)	169,202
Net income (loss) including noncontrolling interest	126,196	(74,427)	318,047
Less: Net income (loss) attributable to noncontrolling interest	264	(149)	2,006
Net income (loss) attributable to Cal-Maine Foods, Inc.	$125,932	$(74,278)	$316,041

Net income (loss) per share:
Basic	$2.60	$(1.54)	$6.56
Diluted	$2.60	$(1.54)	$6.53
Weighted average shares outstanding:
Basic	48,353	48,362	48,195
Diluted	48,468	48,362	48,365
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal years ended
	June 2, 2018	June 3, 2017	May 28, 2016
Net income (loss), including noncontrolling interests	$126,196	$(74,427)	$318,047
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(1,151)	177	(25)
(Increase) decrease in accumulated postretirement benefits obligation, net of reclassification adjustments	249	(334)	(118)
Other comprehensive loss, before tax	(902)	(157)	(143)
Income tax benefit related to items of other comprehensive income	(370)	(77)	(73)
Other comprehensive loss, net of tax	(532)	(80)	(70)
Comprehensive income (loss)	125,664	(74,507)	317,977
Less: comprehensive income (loss) attributable to the noncontrolling interest	264	(149)	2,006
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$125,400	$(74,358)	$315,971

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Class A Shares	Class A Amount	Treasury Shares	Treasury Amount	Paid In Capital	Retained Earnings	Accum. Other Comp. Income (Loss)	Noncontrolling Interest	Total
Balance at May 30, 2015	70,261	$703	4,800	$48	26,563	$(20,482)	$43,304	$679,969	$22	$998	$704,562
Dividends								(105,570)			(105,570)
Issuance of restricted stock from treasury, net of forfeitures					(76)	58	(58)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					37	(1,848)					(1,848)
Restricted stock compensation expense							3,071				3,071
Tax benefit on nonqualifying disposition of incentive stock options							87				87
Distribution to noncontrolling interest partners										(918)	(918)
Net income for fiscal 2016								316,041		2,006	318,047
Other comprehensive loss, net of tax									(70)		(70)
Balance at May 28, 2016	70,261	$703	4,800	$48	26,524	$(22,272)	$46,404	$890,440	$(48)	$2,086	$917,361
Issuance of restricted stock from treasury, net of forfeitures					(80)	73	(73)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					40	(1,715)					(1,715)
Restricted stock compensation expense							3,427				3,427
Cumulative adjustment to restricted stock compensation from the adoption of ASU 2016-09							174	(174)			—
Reclass of equity portion of American Egg Products in connection with Foodonics' acquisition								58		(58)	—
Distribution to noncontrolling interest partners										(73)	(73)
Net loss for fiscal 2017								(74,278)		(149)	(74,427)
Other comprehensive loss, net of tax									(80)		(80)
Balance at June 3, 2017	70,261	$703	4,800	$48	26,484	$(23,914)	$49,932	$816,046	$(128)	$1,806	$844,493
Issuance of restricted stock from treasury, net of forfeitures					(80)	76	(76)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					26	(1,128)					(1,128)
Restricted stock compensation expense							3,467				3,467
Reclassification of stranded tax effects from change in tax rates								33	(33)		—
Dividends								(17,093)			(17,093)
Contribution from noncontrolling interest partners										279	279
Net income for fiscal 2018								125,932		264	126,196
Other comprehensive loss, net of tax									(532)		(532)
Balance at June 2, 2018	70,261	$703	4,800	$48	26,430	$(24,966)	$53,323	$924,918	$(693)	$2,349	$955,682
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
໿

	Fiscal year ended
	June 2, 2018	June 3, 2017	May 28, 2016
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$126,196	$(74,427)	$318,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,026	49,113	44,592
Deferred income taxes	(33,809)	14,833	19,392
Equity in income of affiliates	(3,517)	(1,390)	(5,016)
(Gain) loss on disposal of property, plant and equipment	472	3,664	(1,563)
Stock compensation expense, net of amounts paid	3,467	3,427	3,071
Recovery of note receivable	—	—	(798)
Amortization of investment securities	1,680	3,398	6,599
Other	71	(209)	—
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables and other assets	31,403	(37,222)	21,160
(Increase) decrease in inventories	(7,952)	2,386	(8,539)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	28,378	(9,491)	(8,508)
Net cash provided by (used in) operating activities	200,415	(45,918)	388,437

Cash flows from investing activities
Purchases of investments securities	(275,287)	(29,849)	(403,204)
Sales and maturities of investment securities	127,664	248,292	285,853
Acquisition of businesses, net of cash acquired	—	(85,822)	—
Investment in Red River Valley Egg Farm LLC	(4,100)	(19,900)	(33,959)
Payments received on notes receivable and from investments in affiliates	6,581	6,586	5,427
Purchases of property, plant and equipment	(19,671)	(66,657)	(76,125)
Net proceeds from disposal of property, plant and equipment	963	84	2,860
Net cash provided by (used in) investing activities	(163,850)	52,734	(219,148)

Cash flows from financing activities
Principal payments on long-term debt	(4,849)	(16,510)	(25,290)
Contributions from (distributions to) noncontrolling interest partners	279	(73)	(918)
Purchase of common stock by treasury (including tax benefit on nonqualifying disposition of incentive stock options)	(1,128)	(1,715)	(1,760)
Payments of dividends	—	—	(120,942)
Net cash used in financing activities	(5,698)	(18,298)	(148,910)
Increase (decrease) in cash and cash equivalents	30,867	(11,482)	20,379
Cash and cash equivalents at beginning of year	17,564	29,046	8,667
Cash and cash equivalents at end of year	$48,431	$17,564	$29,046

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes paid (refunds received), net	$(45,101)	$(15,233)	$166,840
Interest (net of amount capitalized)	265	317	1,067
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 2, 2018

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

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.  The Company’s sales are primarily in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two customers, Wal-Mart and Sam’s Club, on a combined basis, accounted for 33.2%,  28.9% and 28.9% of the Company’s net sales in fiscal years 2018,  2017, and 2016, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was June 2, 2018 (52 weeks),  June 3, 2017 (53 weeks),  and May 28, 2016 (52 weeks) for the most recent three fiscal years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 2, 2018 and routinely throughout these years, the Company maintained cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any loss in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable. At June 2, 2018, and June 3, 2017, checks outstanding in excess of related book cash balances totaled $418,000 and $2.0 million, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized losses, net of tax, of $294,000 at June 2, 2018, compared with unrealized gains, net of tax, of $473,000 at June 3, 2017, both of which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheet. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At June 2, 2018 and June 3, 2017, we had $282.6 million and $138.5 million, respectively, of current investment securities available-for-sale consisting of commercial paper, U.S. government obligations, government agency bonds, certificates of deposit, variable rate demand notes, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.  At June 2, 2018 and June 3, 2017 we had $3.1 million and $2.5 million, respectively, of investments in mutual funds which are considered long term and are a part of “Other Investments” in the Consolidated Balance Sheet.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $80.7 million at June 2, 2018 and $61.3 million at June 3, 2017.  They are presented net of an allowance for doubtful accounts of $268,000 at June 2, 2018 and $386,000 at June 3, 2017. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are aged, generally 100% for amounts aged more than 60 days. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both June 2, 2018 and June 3, 2017 two customers accounted for approximately 33.4% and 27.5% of the Company’s trade accounts receivable, respectively.

Inventories

Inventories of eggs, feed, supplies and flocks are valued principally at the lower of cost (first-in, first-out method) or net realizable value.

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

Intangible Assets

Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees, non-compete agreements and customer relationship intangibles. They are amortized over their estimated useful lives of 5 to 15 years.   The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired.

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

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  Dividends payable, which would represent accrued unpaid dividends applicable to the Company's fourth quarter, were $17.1 million at June 2, 2018 and zero at June 3, 2017.

	13 Weeks Ended	14 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	June 2, 2018	June 3, 2017	June 2, 2018	June 3, 2017
Net income (loss) attributable to Cal-Maine Foods, inc.	$71,767	$(24,471)	$125,932	$(74,278)
Cumulative losses to be recovered prior to payment of dividend at beginning of the period	(20,488)	(50,182)	(74,653)	(375)
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$51,279	$(74,653)	$51,279	$(74,653)

1/3 of net income attributable to Cal-Maine Foods, Inc.	17,093

Common stock outstanding (shares)	43,831
Class A common stock outstanding (shares)	4,800
Total common stock outstanding (shares)	48,631

Dividends per common share*	$0.351	$—	$0.351	$—

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

The Company believes the above criteria are met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.2 million, $53.3 million, and $49.6 million in fiscal years 2018,  2017, and 2016, respectively.  Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"), which supersedes most existing revenue recognition guidance. We adopted ASU 2014-09 on June 3, 2018.   See the caption below, "Impact of Recently Issued Accounting Standards" for details of our adoption of ASU 2014-09.

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

Advertising Costs

The Company expensed advertising costs as incurred of $6.3 million, $12.1 million, and $10.3 million in fiscal 2018,  2017, and 2016, respectively.

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

Stock Based Compensation

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of operations based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.  See Note 10: Stock Compensation Plans for more information.

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

	June 2, 2018	June 3, 2017	May 28, 2016
Net income (loss) attributable to Cal-Maine Foods, Inc.	$125,932	$(74,278)	$316,041

Basic weighted-average common shares (including Class A)	48,353	48,362	48,195

Effect of dilutive securities:
Common stock options and restricted stock	115	—	170
Dilutive potential common shares	48,468	48,362	48,365

Net income (loss) per common share:
Basic	$2.60	$(1.54)	$6.56

Diluted	$2.60	$(1.54)	$6.53

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

The Company adopted the new standard on June 3, 2018 utilizing the full retrospective method. The Company’s assessment efforts included an evaluation of certain revenue contracts with customers and related sales incentives. The Company’s adoption of ASU 2014-09 will not have a material impact on the results of operations or financial position.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The company early adopted ASU 2018-02 in the fourth quarter of fiscal 2018 and reclassified $33,000 from accumulated other comprehensive income to retained earnings as a result of ASU 2018-02.

Reclassification

Certain prior period amounts have been reclassified to conform with current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

2. Acquisitions
Fiscal 2017 Acquisitions
On October 16, 2016, the Company acquired substantially all of the egg production assets and assumed certain liabilities of Foodonics International, Inc. and its related entities doing business as Dixie Egg Company (collectively, “Foodonics”) for $68.6 million of cash and $3.0 million of deferred purchase price.
On February 18, 2017, the Company acquired substantially all of the egg production, processing, and distribution assets of Happy Hen Egg Farms, Inc. and its affiliates (collectively, “Happy Hen”) for $17.2 million.
The following table summarizes the aggregate purchase price allocation for Foodonics and Happy Hen (in thousands):

Inventory	$8,278
Property, plant and equipment	49,849
Intangible assets	26,400
Liabilities assumed	(2,034)
Total identifiable net assets	82,493
Goodwill	6,329
Purchase price	88,822
Deferred purchase price	(3,000)
Cash consideration paid	$85,822

Pro-forma information, which is usually presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been completed as of an earlier time, was not material to the Company’s Consolidated Financial Statements.

3.  Investment in Affiliates

The Company has several investments in non-consolidated affiliates that are accounted for using the equity method of accounting. As of June 2, 2018, the Company owns 50% of each of Red River Valley Egg Farm, LLC, Specialty Eggs, LLC, and Southwest Specialty, LLC. Investment in affiliates are included in “Other Investments” in the accompanying Consolidated Balance Sheets and totaled $64.2 million and $62.8 million at June 2, 2018 and at June 3, 2017, respectively.

Equity in income of affiliates of $3.5 million, $1.4 million, and $5.0 million from these entities has been included in the Consolidated Statements of Operations for fiscal 2018,  2017, and 2016, respectively.

The condensed consolidated financial information for the Company's unconsolidated joint ventures was as follows:

	For the fiscal year ended
	June 2, 2018	June 3, 2017	May 28, 2016
Net sales	137,612	86,072	91,320
Net income	7,071	2,804	10,090
Total assets	134,056	131,871	100,700
Total liabilities	5,859	6,543	5,697
Total equity	128,197	125,328	95,003

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At June 2, 2018 and June 3, 2017, “Other Investments” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at June 2, 2018 and June 3, 2017 was $2.6 million and $2.9 million, respectively.

The Company regularly transacts business with its cost and equity method affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):
໿

	For the fiscal year ended
	June 2, 2018	June 3, 2017	May 28, 2016
Sales to affiliates	$59,295	$59,073	$61,094
Purchases from affiliates	81,043	73,713	79,419
Dividends from affiliates	4,664	6,581	4,550

	June 2, 2018	June 3, 2017
Accounts receivable from affiliates	$4,603	$4,643
Accounts payable to affiliates	3,525	3,617

4.  Inventories

Inventories consisted of the following (in thousands):
໿

	June 2, 2018	June 3, 2017
Flocks, net of accumulated amortization	$96,594	$98,059
Eggs	17,313	14,911
Feed and supplies	54,737	47,722
	$168,644	$160,692

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at June 2, 2018, consisted of approximately 9.6 million pullets and breeders and 36.3 million layers.

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
໿
໿

	June 2, 2018	June 3, 2017	May 28, 2016
Amortization	$117,774	$118,859	$106,459
Mortality	4,438	5,213	3,665
Total flock costs charge to cost of sales	$122,212	$124,072	$110,124
໿

໿
5.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):
໿

		Other Intangibles
		Franchise	Customer	Non-compete	Right of use	Water		Total other
	Goodwill	rights	relationships	agreements	intangible	rights	Trademark	intangibles
Balance May 28, 2016	$29,196	$397	$3,685	$28	$128	$720	$—	$4,958
Additions	6,329	24,000	1,900	100	—	—	400	26,400
Amortization	—	(1,183)	(925)	(24)	(62)	—	(15)	(2,209)
Balance June 3, 2017	35,525	23,214	4,660	104	66	720	385	29,149
Amortization	—	(1,631)	(1,078)	(18)	(66)	—	(49)	(2,842)
Balance June 2, 2018	$35,525	$21,583	$3,582	$86	$—	$720	$336	$26,307

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
໿
໿

	June 2, 2018		June 3, 2017
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$29,284	$(7,701)	$29,284	$(6,070)
Customer relationships	19,544	(15,962)	19,544	(14,884)
Non-compete agreements	200	(114)	200	(96)
Right of use intangible	191	(191)	191	(125)
Water rights *	720	—	720	—
Trademark	400	(64)	400	(15)
Total	$50,339	$(24,032)	$50,339	$(21,190)

*	Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2018, 2017, and 2016 totaled $2.8 million, $2.2 million, and $2.6 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):
໿

For fiscal period	Estimated amortization expense
2019	$2,766
2020	2,766
2021	2,228
2022	1,924
2023	1,924
Thereafter	13,979
Total	$25,587

໿
໿
໿
6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 2, 2018	June 3, 2017
Land and improvements	$90,757	$87,276
Buildings and improvements	360,030	342,933
Machinery and equipment	478,997	460,218
Construction-in-progress	9,307	36,752
	939,091	927,179
Less: accumulated depreciation	513,707	468,995
	$425,384	$458,184

Depreciation expense was $51.1 million, $48.8 million and $41.4 million in fiscal years 2018,  2017 and 2016, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2018, 2017, and 2016 are discussed below.

In the second quarter of fiscal 2016, a contract producer owned pullet complex in Florida was damaged by fire.  The fire destroyed two contract producer owned pullet houses that contained the Company’s flocks.  In the third quarter of fiscal 2016, the Company’s Shady Dale, Georgia complex was damaged by a fire.  The fire destroyed two pullet houses.  These claims were resolved in fiscal 2017 and did not have a material impact on the Company’s results of operations.

7.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at June 2, 2018 are as follows (in thousands):

2019	$865
2020	531
2021	487
2022	380
2023	206
Thereafter	17
Total minimum lease payments	$2,486

Substantially all of the leases require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $578,000,  $475,000 and $190,000 in fiscal 2018,  2017 and 2016, respectively. Rent expense excluding vehicle rent was $3.2 million, $3.5 million, and $3.9 million in fiscal 2018,  2017 and 2016, respectively, primarily for the lease of certain operating facilities and equipment.

8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	June 2, 2018	June 3, 2017
Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in fiscal 2020	$4,500	$7,500
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, maturing in fiscal 2019	250	1,750
Capital lease obligations	1,340	1,689
Total debt	6,090	10,939
Less: current maturities	3,536	4,826
Long-term debt, less current maturities	$2,554	$6,113

໿

The aggregate annual fiscal year maturities of long-term debt at June 2, 2018 are as follows (in thousands):

2019	$3,536
2020	1,696
2021	205
2022	215
2023	224
Thereafter	214
$6,090

Certain property, plant, and equipment is pledged as collateral on our notes payable. Unless otherwise approved by our lenders, we are required by provisions of our loan agreements to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. At June 2, 2018, we were in compliance with the financial covenant requirements of all loan agreements. Under certain of the loan agreements, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the applicable loan agreement. Our debt agreements require Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.  We are in compliance with those covenants at June 2, 2018.

Interest, net of amount capitalized, of $265,000, $318,000, and $1.1 million was paid during fiscal 2018,  2017 and 2016, respectively.  Interest of $217,000,  $1.1 million and $1.1 million was capitalized for construction of certain facilities during fiscal 2018,  2017 and 2016, respectively.

On July 10, 2018, subsequent to the end of our fiscal year, we entered into a $100.0 million Senior Secured Revolving Credit Facility with BMO Harris Bank and Greenstone Farm Credit Services. See Note 17, "Subsequent Events" for details.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $16.1 million, $14.0 million, and $11.8 million in fiscal years 2018,  2017 and 2016, respectively.  The liability recorded for incurred but not reported claims was $1.1 million as of June 2, 2018 and $900,000 as of June 3, 2017.

The Company has a KSOP plan that covers substantially all employees (“the Plan”).  The Company makes contributions to the Plan at a rate of 3% of participants' eligible compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's common stock, and vest immediately.   The Company's cash contributions to the Plan were $3.3 million, $3.2 million, and $2.9 million in fiscal years 2018,  2017 and 2016, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2018,  2017, or 2016. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $110,000,  $110,000, and $102,000 in fiscal years 2018,  2017, and 2016, respectively.  The liability recorded related to these agreements was $1.5 million at June 2, 2018 and $1.6 million at June 3, 2017.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $298,000, $290,000, and $284,000 in fiscal 2018,  2017 and 2016, respectively.  Payments made under the plan were $42,000 and $147,000 in fiscal 2018 and 2017, respectively.  The liability recorded related to these agreements was $3.1 million and $2.5 million at June 2, 2018 and June 3, 2017, respectively.

Deferred compensation expense for both plans totaled $693,000, $616,000 and $347,000 in fiscal 2018,  2017 and 2016, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, whereby an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in the funded status in the year the change occurs through comprehensive income.  Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $2.3 million at June 2, 2018 and June 3, 2017.  The remaining disclosures associated with ASC 715 are immaterial to the Company’s financial statements.

10.  Stock Compensation Plans

On October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock available for awards under the 2012 Plan is 1,000,000 shares issuable from the Company’s treasury stock.  Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees). As of June 2, 2018, there were 423,092 shares available for future issuance under the 2012 Plan.

In January 2018, the Company granted 88,965 restricted shares from treasury.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Our unrecognized compensation expense as a result of non-vested shares was $5.9 million at June 2, 2018 and June 3, 2017.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.1 years.

The Company recognized stock compensation expense of $3.5 million, $3.4 million, and $1.7 million for equity awards in fiscal 2018, 2017, and 2016, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, May 28, 2016	288,900	$35.97
Granted	86,215	43.00
Vested	(121,148)	26.90
Forfeited	(6,232)	39.66
Outstanding, June 3, 2017	247,735	$35.97
Granted	88,965	43.81
Vested	(85,990)	36.76
Forfeited	(9,420)	42.43
Outstanding, June 2, 2018	241,290	$42.30

໿
໿
໿
11.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 2, 2018	June 3, 2017	May 28, 2016
Current:
Federal	$18,560	$(48,030)	$132,250
State	6,390	(6,670)	17,560
	24,950	(54,700)	149,810
Deferred:
Federal	11,038	13,076	17,096
Enacted rate change	(42,973)	—	—
State	(1,874)	1,757	2,296
	(33,809)	14,833	19,392
	$(8,859)	$(39,867)	$169,202

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	June 2, 2018	June 3, 2017
Deferred tax liabilities:
Property, plant and equipment	$47,899	$68,830
Inventories	25,494	38,270
Investment in affiliates	7,996	8,563
Other comprehensive income	—	290
Other	1,616	4,656
Total deferred tax liabilities	83,005	120,609

Deferred tax assets:
Accrued expenses	3,013	4,308
State operating loss carryforwards	566	—
Other comprehensive loss	95	—
Other	3,276	6,019
Total deferred tax assets	6,950	10,327
Net deferred tax liabilities	$76,055	$110,282

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:
໿

	Fiscal year end
	June 2, 2018	June 3, 2017	May 28, 2016

Statutory federal income tax (benefit)	$34,105	$(39,950)	$169,835
State income tax (benefit)	3,200	(3,193)	12,906
Domestic manufacturers deduction	(2,545)	4,095	(13,332)
Enacted rate change	(42,973)	—	—
Tax exempt interest income	(101)	(206)	(233)
Other, net	(545)	(613)	26
	$(8,859)	$(39,867)	$169,202

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

In the fiscal 2018 third quarter our accounting for the Act was not complete, because it required the Company to estimate the timing of settlement of the temporary differences from which our deferred taxes arose; however, we were able to make reasonable estimates, and we recorded those estimates as provisional adjustments. The Company completed additional analysis during its fourth quarter and further adjustments to the provisional amounts were required. As a result, the Company has recorded a $43.0 million tax benefit in connection with the Act for fiscal year 2018.

Federal and state income taxes of $2.1 million, $3.7 million, and $167.2 million were paid in fiscal years 2018, 2017, and 2016, respectively. Federal and state income taxes of $47.2 million, $17.6 million, and $320,000 were refunded in fiscal years 2018, 2017, and 2016, respectively.

We had no significant unrecognized tax benefits at June 2, 2018 or June 3, 2017. Accordingly, we do not have any accrued interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

We are under audit by the IRS for the fiscal years 2013 through 2015. We are subject to income tax in many jurisdictions within the U.S., and certain jurisdictions are under audit by state and local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements. Tax periods for all years beginning with fiscal year 2013 remain open to examination by federal and state taxing jurisdictions to which we are subject.

12. Contingencies
Financial Instruments
The Company maintains standby letters of credit (“LOC”) with a bank totaling $4.2 million at June 2, 2018.  These LOCs are collateralized with cash included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.
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

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.”

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

The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and have sued on behalf of themselves and a putative class of others who claim to be similarly situated.    The District Court denied the indirect purchaser plaintiffs’ motion for class certification. On June 28, 2018, the Company entered into a settlement agreement with the indirect purchaser plaintiffs, for an immaterial amount, and on July 17, 2018, the Court entered an order dismissing all indirect purchaser plaintiffs’ claims against the Company and other defendants.

The Non-Class Cases. In the remaining cases, the named plaintiffs allege that they purchased shell eggs and egg products directly from one or more of the defendants but sue only for their own alleged damages and not on behalf of a putative class.  On April 4, 2018, the Court entered a final judgement dismissing all claims against the Company brought by the following non-class plaintiffs: The Kroger Co.; Publix Super Markets, Inc.; SUPERVALU, Inc.; Safeway, Inc.; Albertsons LLC; H.E. Butt Grocery Co.; The Great Atlantic & Pacific Tea Company, Inc.; Walgreen Co.; Hy-Vee, Inc.; and Giant Eagle, Inc., with prejudice, pursuant to the Company’s previously announced $80.8 million settlement with the named plaintiffs.

The only non-class plaintiffs that are not included in the settlement agreement are the following companies that sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs): Conopco, Inc., Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. The egg products plaintiffs sought treble damages and injunctive relief under the Sherman Act attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgement and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave allowing the defendants to re-file a motion for summary judgment no later than August 17, 2018. The Company intends to file a motion for summary judgment by this deadline based on the non-class egg products plaintiffs’ failure to present any triable issue of fact on the elements of causation and damages in their claims related to the purchases of processed egg products.

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

State of Oklahoma Watershed Pollution Litigation

On June 18, 2005, the State of Oklahoma filed suit, in the United States District Court for the Northern District of Oklahoma, against Cal-Maine Foods, Inc. and Tyson Foods, Inc., Cobb-Vantress, Inc., Cargill, Inc., George’s, Inc., Peterson Farms, Inc., Simmons Foods, Inc., and certain affiliates of the foregoing. The State of Oklahoma claims that through the disposal of chicken litter the defendants have polluted the Illinois River Watershed. This watershed provides water to eastern Oklahoma. The complaint seeks injunctive relief and monetary damages, but the claim for monetary damages has been dismissed by the court. Cal-Maine Foods, Inc. discontinued operations in the watershed. Accordingly, we do not anticipate that Cal-Maine Foods, Inc. will be materially affected by the request for injunctive relief unless the court orders substantial affirmative remediation. Since the litigation began, Cal-Maine Foods, Inc. purchased 100% of the membership interests of Benton County Foods, LLC, which is an ongoing commercial shell egg operation within the Illinois River Watershed. Benton County Foods, LLC is not a defendant in the litigation.

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

13.   Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock and Class A Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Except as otherwise required by law or the Company's certificate of incorporation, holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any stock dividend, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend is declared and paid to Common Stock concurrently.

Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. Prior to amendments to the Company’s certificate of incorporation approved at a special stockholders’ meeting on July 20, 2018, the Class A Common Stock could only be issued to Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, and members of his immediate family, defined as his spouse, his natural children, his sons-in-law and his grandchildren. In the event any share of Class A Common Stock, by operation of law or otherwise was, or was deemed to be owned by any person other than Mr. Adams or a member of his immediate family, the Class A Common Stock would automatically convert into Common Stock, whereby the voting power of such stock would be reduced from ten votes per share to one vote per share. Also, shares of Class A Common Stock would be automatically converted into Common Stock on a share per share basis in the event the beneficial or record ownership of any such share of Class A Common Stock were transferred, by any means, to any person other than Mr. Adams or a member of his immediate family.

As further described in Note 17, at a special meeting on July 20, 2018, the Company’s stockholders approved amendments to the Company’s certificate of incorporation to change the restrictions on who may hold Class A Common Stock, add certain other provisions and make certain ancillary changes.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value of the Company’s debt is sensitive to changes in the general level of U.S. interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A one percent (1%) decrease in interest rates would increase the net fair value of the Company’s debt by $65,000 at June 2, 2018.  The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):
໿

	June 2, 2018		June 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.40 – 6.20% Notes payable	$4,750	$4,732	$9,250	$9,295
Long-term leases	1,340	1,171	1,689	1,520
	$6,090	$5,903	$10,939	$10,815

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 2, 2018 and June 3, 2017 (in thousands):
໿

	June 2, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$23,817	$—	$23,817
Municipal bonds	—	20,666	—	20,666
Certificates of deposits	—	2,507	—	2,507
Commercial paper	—	17,920	—	17,920
Corporate bonds	—	214,083	—	214,083
Variable rate demand notes	—	600	—	600
Asset backed securities	—	2,993	—	2,993
Mutual funds	3,071	—	—	3,071
Total assets measured at fair value	$3,071	$282,586	$—	$285,657

	June 3, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$20,216	$—	$20,216
Municipal bonds	—	36,873	—	36,873
Corporate bonds	—	75,790	—	75,790
Foreign government obligations	—	—	—	—
Asset backed securities	—	5,583	—	5,583
Mutual funds	2,459	—	—	2,459
Total assets measured at fair value	$2,459	$138,462	$—	$140,921

Our investment securities – available-for-sale classified as level 2 consist of securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

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

15.   Investment Securities

Investment securities consisted of the following (in thousands):
໿

	June 2, 2018
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
US government and agency obligations	$23,991	$—	$174	$23,817
Municipal bonds	20,697	—	31	20,666
Certificates of deposit	2,510	—	3	2,507
Commercial paper	17,926	—	6	17,920
Corporate bonds	215,273	—	1,190	214,083
Variable rate demand notes	600	—	—	600
Asset backed securities	3,010	—	17	2,993
Total current investment securities	$284,007	$—	$1,421	$282,586

Mutual funds	2,037	1,034	—	3,071
Total noncurrent investment securities	$2,037	$1,034	—	$3,071
໿

	June 3, 2017
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
US government and agency obligations	$20,259	$—	$43	$20,216
Municipal bonds	36,839	34	—	36,873
Corporate bonds	75,769	21	—	75,790
Asset backed securities	5,583	—	—	5,583
Total current investment securities	$138,450	$55	$43	$138,462

Mutual funds	1,706	753	—	2,459
Total noncurrent investment securities	$1,706	$753	—	$2,459

Proceeds from the sales and maturities of available-for-sale securities were $127.7 million, $248.2 million, and $285.9 million during fiscal 2018, 2017, and 2016, respectively. Gross realized gains on those sales and maturities during fiscal 2018,  2017, and 2016 were $25,000, $231,000, and $131,000, respectively. Gross realized losses on those sales and maturities during fiscal 2018,  2017,  and 2016 were $83,000, $7,000, and $110,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for fiscal 2018, 2017, and 2016 were as follows (in thousands):

	June 2, 2018	June 3, 2017	May 28, 2016
Current Investments	$(1,083)	$(54)	$22
Noncurrent Investments	316	164	(31)
Total unrealized holding gains (losses)	$(767)	$110	$(9)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities of investment securities at June 2, 2018, are as follows (in thousands):

Estimated Fair Value
Within one year	$111,676
1-3 years	170,910
$282,586
໿

17.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$262,845	$361,172	$435,820	$443,095
Gross profit	17,336	82,396	120,098	141,216
Net income (loss) attributable to Cal-Maine Foods, Inc.	(15,993)	(26,136)	96,294	71,767
Net income (loss) per share:
Basic	$(0.33)	$(0.54)	$1.99	$1.48
Diluted	$(0.33)	$(0.54)	$1.99	$1.48
During the Company's second quarter of fiscal 2018, we recorded $80.8 million legal settlement of several large direct action purchasers' antitrust claims against the Company. Also during the second quarter of fiscal 2018, the Tax Cuts and Jobs Act of 2017 was enacted. This resulted in an initial revaluation of our deferred tax liabilities during the second quarter which favorably impacted our results by $35.0 million. In the fourth quarter of fiscal 2018, we completed our analysis of the Act and recorded additional tax benefit of $8.0 million.

	Fiscal Year 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$239,845	$253,544	$306,540	$274,584
Gross profit	(9,569)	3,948	39,165	12,006
Net income (loss) attributable to Cal-Maine Foods, Inc.	(30,936)	(23,010)	4,139	(24,471)
Net income (loss) per share:
Basic	$(0.64)	$(0.48)	$0.09	$(0.51)
Diluted	$(0.64)	$(0.48)	$0.09	$(0.51)

During the Company's fourth quarter of fiscal 2017, we elected to carry back fiscal 2017 net operating losses to recover taxes paid in fiscal 2015, which affects the comparability between quarters. The net operating loss carryback resulted in a $4.1 million decrease in the income tax benefit, as the carryback reduced prior year taxable income and as a result reduced the benefit of prior year domestic manufacturers deductions, a portion of which were therefore reversed in the fourth quarter of fiscal 2017.

໿

16.    Subsequent Events

Revolving Credit Facility.

On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) with a five-year term. The credit agreement for the Revolving Credit Facility includes an accordion feature permitting the Company, with the consent of the administrative agent, to increase the revolving commitments in the aggregate up to $125.0 million. As of July 20, 2018, no amounts were borrowed under the facility.

The interest rate is based, at the Company’s election, on either the Eurodollar Rate plus the Applicable Margin or the Base Rate plus the Applicable Margin. The “Eurodollar Rate” means the reserve adjusted rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three, six or twelve months (as selected by the Company) are quoted. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the administrative agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum, subject to certain interest rate floors. The “Applicable Margin” means 0.00% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for Eurodollar Rate Loans, in each case depending upon the average outstanding balance at the quarterly pricing date. The Company will pay a commitment fee of 0.20% on the unused portion of the facility.

The Revolving Credit Facility is guaranteed by all the current and future wholly-owned direct and indirect domestic subsidiaries of the Company, and is secured by a first-priority perfected security interest in substantially all of the Company’s and the guarantors’ accounts, payment intangibles, instruments (including promissory notes), chattel paper, inventory (including farm products) and deposit accounts maintained with the administrative agent.

The credit agreement for the Revolving Credit Facility contains customary covenants, including restrictions on the incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.00 to 1.00 and (ii) an annual limit on capital expenditures of $100.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the foregoing, shall maintain at least 50% of the Company’s voting stock. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. Further, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with generally accepted accounting principles. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the Company has availability of at least $20.0 million under the facility.

The credit agreement also includes customary events of default and customary remedies upon the occurrence of an event of default, including acceleration of the amounts due and foreclosure of the collateral.

Amendments to the Company’s Certificate of Incorporation.

At a special meeting on July 20, 2018, the Company’s stockholders approved amendments to the Company’s certificate of incorporation. The Company’s amended and restated certificate of incorporation, reflecting the amendments approved by the stockholders, is included as an exhibit to this report, and the description of the amendments below is qualified by reference to such exhibit.

Pursuant to the amendments, the term “immediate family member” was expanded to include the estates of each of the persons included as “immediate family members.” In addition, the amendments added a number of arrangements and entities that will be permitted to receive and hold shares of Class A Common Stock, with ten votes per share, without such shares converting into shares of Common Stock, with one vote per share (“Permitted Transferees”). The Permitted Transferees include arrangements and entities such as revocable trusts and limited liability companies that could hold Class A Common Stock for the benefit of immediate family members and which have a specified relationship with another Permitted Transferee or immediate family member. Accordingly, the amendments were designed to permit immediate family members to hold Class A Common Stock indirectly through common estate planning vehicles but not to change or expand the group or class of individuals who may beneficially own Class A Common Stock, with ten votes per share, under the certificate of incorporation prior to the amendments.

In addition, the amendments added the following provisions to the Company’s certificate of incorporation:

•
a sunset provision pursuant to which all of the outstanding Class A Common Stock will automatically convert into Common Stock if either: (a) less than 4,300,000 shares of Class A Common Stock, in the aggregate, are beneficially owned by immediate family members and/or Permitted Transferees, or (b) if less than 4,600,000 shares of Class A Common Stock and Common Stock, in the aggregate, are beneficially owned by immediate family members and/or Permitted Transferees;

•	a provision that once shares of Class A Common Stock are converted into Common Stock, the shares of Class A Common Stock will be retired and may not be reissued; and

•
provisions providing or clarifying that the Class A Common Stock and Common Stock will be treated identically with respect to consideration in a merger or tender offer, dividends or other distributions (except pro rata subdivisions, combinations, stock splits or dividends, where the Class A Common Stock would continue to have ten votes per share, rather than one vote per share like Common Stock), and distribution rights in the event of dissolution.

The amendments also made certain ancillary changes to update certain provisions of the certificate of incorporation that were out-of-date or obsolete and to correct a typographical error.

Agreement Regarding Common Stock (and Registration Rights).

On June 4, 2018, the Company’s Board of Directors authorized the Company to enter into an Agreement Regarding Common Stock (including the Registration Rights exhibit thereto) with Jean Reed Adams (the spouse of Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus) and Mr. Adams’ four daughters, to be joined by certain Permitted Transferees thereof (collectively, the “Stockholder Parties”). A copy of the Agreement Regarding Common Stock is included as Exhibit 10.1 to this report, and the description of the agreement below is qualified by reference to such exhibit.

The Agreement Regarding Common Stock relates to the approximately 12 million shares of Common Stock expected to be held by the Stockholder Parties (together, the “Subject Shares”) after completion of certain anticipated transfers of shares of the Company’s Common Stock and Class A Common Stock..

Pursuant to the Agreement Regarding Common Stock, the Stockholder Parties agree to cooperate with the Company in any proposed transfer of the Subject Shares and to ensure that all appropriate securities filings and reports are timely made. The agreement provides that if any Stockholder Party intends to sell any of the Subject Shares, such party must give the Company a right of first refusal to purchase all or any of such shares. The price payable by the Company to purchase shares pursuant to the exercise of the right of first refusal will reflect a 6% discount to the then-current market price based on the 20 business-day volume weighted average price. If the Company does not exercise its right of first refusal and purchase the shares offered, such Stockholder Party will, subject to the approval of a special committee of independent directors of the Board of Directors (“Special Committee”), be permitted to sell the shares not purchased by the Company pursuant to a Company registration statement, Rule 144 under the Securities Act of 1933, or another manner of sale agreed to by the Company.

Pursuant to the agreement, if the Company receives a right of first refusal notice, the Special Committee would review and approve or disapprove any share repurchase pursuant to the Company’s right of first refusal and any matter related thereto, including (i) the number of shares, if any, to be purchased by the Company; and (ii) the amount of debt, if any, to be incurred by the Company in connection with any repurchase.

The agreement provides specified registration rights to the Stockholder Parties for the sale of their shares of Company Common Stock after the death of Mr. Adams. The stockholders requesting registration and the Company will each pay 50% of the costs of the Company related to the sale of shares, provided that if the Company determines to participate in any offering, it will pay 100% of the costs. The selling stockholders will pay any fees of underwriters relating to the sale of their shares, and the Company will pay the fees of underwriters relating to sales of any shares by the Company.

The Stockholder Parties may include Subject Shares in any offering pursuant to the registration rights only so long as immediate family members and Permitted Transferees, as defined in the Company’s certificate of incorporation, will continue to own shares that have at least a majority of the Company’s voting power.

The Agreement Regarding Common Stock terminates with respect to all Stockholder Parties immediately upon such time as Stockholder Parties, collectively, no longer own shares that have at least a majority of the Company’s voting power. The agreement may terminate earlier as to a particular Stockholder Party under certain circumstances as set forth in the Agreement Regarding Common Stock.

In connection with the negotiations relating to the amendments to the Company’s certificate of incorporation, the conservatorship established to manage Mr. Adams’ affairs, of which Mrs. Adams and Mr. Baker are co-conservators, agreed to pay for the costs of the Special Committee relating to the amendments, the Agreement Regarding Common Stock and related matters, including fees of counsel and the financial adviser to the Special Committee, up to $750,000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 2, 2018, June 3, 2017, and May 28, 2016
(in thousands)
໿

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended June 2, 2018
Allowance for doubtful accounts	$386	$10	$128	$268

Year ended June 3, 2017
Allowance for doubtful accounts	$727	$(176)	$165	$386

Year ended May 28, 2016
Allowance for doubtful accounts	$513	$225	$11	$727
໿

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 2, 2018 at the reasonable assurance level.

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

2.
Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 2, 2018.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.
Management has determined that our internal control over financial reporting as of June 2, 2018 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

4.
The attestation report of FROST, PLLC on our internal control over financial reporting, which includes that firm’s opinion on the effectiveness of our internal control over financial reporting, is set forth below.

(b)	Attestation Report of the Registrant’s Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on Internal Control Over Financial Reporting

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as June 2, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Cal-Maine Foods, Inc. and Subsidiaries, and our report dated July 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCOAB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/Frost, PLLC

Little Rock, Arkansas
July 20, 2018

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of June 2, 2018, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 2, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders.

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

(a)(3)Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018).
3.2	Composite Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
10.1	Agreement Regarding Common Stock, including Registration Rights Exhibit (attached) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 5, 2018.
10.2*
Wage Continuation Plan, dated as of April 15, 1988, between Joe Wyatt and the Registrant (incorporated by reference to Exhibit 10.8 in the Registrant’s Form S-1 Registration Statement No. 333-14809, filed October 25, 1996).

10.3*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).
10.4
Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.5
Credit Agreement, dated July 10, 2018, among the Registrant and BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BMO Harris Bank N.A. and Greenstone Farm Credit Services, ACA, as lenders, and BMO Capital Markets, as the sole Lead Arranger and sole Book Runner (incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed July 10, 2018).

10.6*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012).
10.7*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012).
10.8*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012).
10.9*
Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 in the Registrant’s Form 10-K  for the year ended May 31, 2014, filed July 28, 2014).

10.10
Settlement Agreement, dated January 30, 2018, between the Registrant and the Direct Action Plaintiffs from the multidistrict litigation in In re Processed Egg Products Antitrust Litigation, MDL 2002, Case No. 2:08-md-2002-GEKP (incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q for the quarter ended March 3, 2018, filed April 2, 2018).

21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 23, 2018 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 23, 2018).
99.2
Amended and Restated Memorandum of Understanding (incorporated by reference from Exhibit 3 to Schedule 13D/A dated June 5, 2018 filed by or on behalf of Fred R. Adams, Jr., Jean Morris Adams and Adolphus B. Baker, individually and in other capacities as set forth therein).

99.3
Proposed Transactions Description (incorporated by reference to the description under the heading “Proposal No. 1 - Class A Common Stock Amendment - Proposed Transactions” on pages 25-26 of the Registrant’s Definitive Proxy Statement for the Special Meeting of Stockholders on July 20, 2018, filed June 25, 2018)

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

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
President, Chief Executive Officer and Chairman of the Board
Date:	July 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	Chief Executive Officer and	July 20, 2018
Adolphus B. Baker	Chairman of the Board
(Principal Executive Officer)

/s/ Timothy A. Dawson	Vice President, Chief Financial	July 20, 2018
Timothy A. Dawson	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 20, 2018
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman L. Miller	President, Chief Operating	July 20, 2018
Sherman L. Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 20, 2018
Letitia C. Hughes

/s/ James E. Poole	Director	July 20, 2018
James E. Poole

/s/ Steve W. Sanders	Director	July 20, 2018
Steve W. Sanders