Form 10-Q
period 2018-09-01
CAL-MAINE FOODS INC
filed 2018-10-01
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 1, 2018

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
Yes ☐    No ☑
There were 43,828,342 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 27, 2018.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 1, 2018

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 1, 2018	June 2, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$49,024	$48,431
Investment securities available-for-sale	272,388	282,586
Trade and other receivables (less allowance for doubtful accounts of
$354 and $268 at September 1, 2018 and June 2, 2018, respectively)	94,548	85,839
Inventories	171,144	168,644
Prepaid expenses and other current assets	4,116	2,020
Total current assets	591,220	587,520
Property, plant and equipment, net	421,717	425,384
Investments in unconsolidated entities	68,958	66,806
Goodwill	35,525	35,525
Other intangible assets, net	25,616	26,307
Other long-lived assets	9,059	8,905
TOTAL ASSETS	$1,152,095	$1,150,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,208	$87,209
Accrued dividends payable	4,135	17,093
Current maturities of long-term debt and capital lease obligations	3,271	3,536
Total current liabilities	100,614	107,838
Long-term debt and capital lease obligations, less current maturities	1,496	2,554
Other noncurrent liabilities	8,502	8,318
Deferred income taxes	75,919	76,055
Total liabilities	186,531	194,765

Commitments and Contingencies - see Note 4

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 shares authorized, 70,261 shares issued,
and 43,831 shares outstanding at September 1, 2018 and June 2, 2018, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at September 1, 2018 and June 2, 2018	48	48
Paid-in capital	54,226	53,323
Retained earnings	933,206	924,918
Accumulated other comprehensive loss, net of tax	(340)	(693)
Common stock in treasury at cost – 26,430 shares at September 1, 2018
and June 2, 2018	(24,966)	(24,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	962,877	953,333
Noncontrolling interest in consolidated entities	2,687	2,349
Total stockholders’ equity	965,564	955,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,152,095	$1,150,447
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Net sales	$340,583	$262,845
Cost of sales	283,455	245,509
Gross profit	57,128	17,336
Selling, general, and administrative expense	44,510	41,710
(Gain) loss on disposal of fixed assets	(59)	4
Operating income (loss)	12,677	(24,378)
Other income (expense):
Interest income, net	1,785	474
Royalty income	501	278
Equity in income (loss) of affiliates	1,429	(353)
Other, net	101	(538)
Total other income (expense)	3,816	(139)

Income (loss) before income taxes and noncontrolling interest	16,493	(24,517)
Income tax (benefit) expense	3,750	(8,340)
Net income (loss) before noncontrolling interest	12,743	(16,177)
Less: Net income (loss) attributable to noncontrolling interest	338	(184)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$12,405	$(15,993)

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.26	$(0.33)
Diluted	$0.26	$(0.33)
Weighted average shares outstanding:
Basic	48,390	48,330
Diluted	48,516	48,330

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Net income (loss), including noncontrolling interests	$12,743	$(16,177)

Other comprehensive income, before tax:

Unrealized holding gain on available-for-sale securities, net of reclassification adjustments	467	51

Income tax expense related to items of other comprehensive income	(114)	(19)

Other comprehensive income, net of tax	353	32

Comprehensive income (loss)	13,096	(16,145)

Less: comprehensive income (loss) attributable to the noncontrolling interest	338	(184)

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$12,758	$(15,961)

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Operating activities:
Net income (loss) including noncontrolling interest	$12,743	$(16,177)
Depreciation and amortization	13,547	13,137
Other adjustments, net	(5,108)	(18,447)
Net cash provided by (used in) operations	21,182	(21,487)

Investing activities:
Purchases of investment securities	(42,793)	(2,653)
Sales and maturities of investment securities	52,980	34,104
Investment in unconsolidated entities	(4,272)	(1,200)
Purchases of property, plant and equipment	(9,199)	(6,517)
Payments received from unconsolidated entities	1,000	8
Net proceeds from disposal of property, plant and equipment	93	74
Net cash provided by investing activities	(2,191)	23,816

Financing activities:
Purchase of common stock by treasury	—	(21)
Contributions from noncontrolling interests	—	279
Principal payments on long-term debt and capital lease obligations	(1,323)	(1,208)
Payment of dividends	(17,075)	—
Net cash used in financing activities	(18,398)	(950)

Net change in cash and cash equivalents	593	1,379

Cash and cash equivalents at beginning of period	48,431	17,564
Cash and cash equivalents at end of period	$49,024	$18,943

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 1, 2018
(unaudited)
1.   Presentation of Interim Information

The condensed consolidated balance sheet at June 2, 2018 was derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen weeks ended September 1, 2018 are not necessarily indicative of the results that may be expected for the year ending June 1, 2019.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.'s annual report on Form 10-K for the fiscal year ended June 2, 2018. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2.   Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended September 1, 2018 and September 2, 2017 was $903,000 and $859,000, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at September 1, 2018 was $5.0 million, and will be recorded over a weighted average period of 1.9 years.  Refer to Note 10 of our June 2, 2018 audited financial statements for further information on our stock compensation plans.

At September 1, 2018, there were 240,090 restricted shares outstanding, with a weighted average grant date fair value of $45.28 per share. The Company’s restricted share activity for the thirteen weeks ended September 1, 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 2, 2018	241,290	$42.30
Granted	—	—
Vested	(1,200)	49.39
Forfeited	—	—
Outstanding, September 1, 2018	240,090	$45.28

Index

3.   Inventories

Inventories consisted of the following (in thousands):

	September 1, 2018	June 2, 2018
Flocks	$101,640	$96,594
Eggs and egg products	18,107	17,313
Feed and supplies	51,397	54,737
	$171,144	$168,644

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at September 1, 2018, consisted of approximately 9.5 million pullets and breeders and 36.8 million layers.

4.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at September 1, 2018.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

Index

5.   Net Income (Loss) per Common Share

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen weeks ended September 2, 2017, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income (loss) per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc.	$12,405	$(15,993)

Basic weighted-average common shares	48,390	48,330
Effect of dilutive securities:
Restricted shares	126	—
Dilutive potential common shares	48,516	48,330

Antidilutive securities excluded from computation of earnings per share	—	112

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.26	$(0.33)
Diluted	$0.26	$(0.33)

6.   Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable.”

Index

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$12,405	$(15,993)

1/3 of net income attributable to Cal-Maine Foods, Inc.	$4,135	$—

Common stock outstanding (shares)	43,831	43,773
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,631	48,573

Dividends per common share*	$0.085	$—

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	September 1, 2018		June 2, 2018
	Carrying Value	Fair Value	Carrying Value†	Fair Value
6.2% Note payable	$3,493	$3,519	$4,750	$4,732
4.9% – 5.0% Long-term leases	1,274	1,118	1,340	1,171
	$4,767	$4,637	$6,090	$5,903

† Carrying value at June 2, 2018 included a 5.4% note payable that matured in the first quarter of fiscal 2019.

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of September 1, 2018 and June 2, 2018 (in thousands):
໿

				Total
September 1, 2018	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$25,760	—	$25,760
Municipal bonds	—	43,946	—	43,946
Commercial paper	—	9,519	—	9,519
Corporate bonds	—	183,964	—	183,964
Certificates of deposits	—	2,507	—	2,507
Variable rate demand notes	—	3,700	—	3,700
Asset backed securities	—	2,992	—	2,992
Mutual funds	3,274	—	—	3,274
Total assets measured at fair value	$3,274	$272,388	—	$275,662
໿

				Total
June 2, 2018	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$23,817	$—	$23,817
Municipal bonds	—	20,666	—	20,666
Certificates of deposits	—	2,507	—	2,507
Commercial paper	—	17,920	—	17,920
Corporate bonds	—	214,083	—	214,083
Variable rate demand notes	—	600	—	600
Asset backed securities	—	2,993	—	2,993
Mutual funds	3,071	—	—	3,071
Total assets measured at fair value	$3,071	$282,586	$—	$285,657

Investment securities – available-for-sale have maturities of three months or longer when purchased. We classify these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿

Index

8.   Investment Securities

The following represents the Company’s investment securities as of September 1, 2018 and June 2, 2018 (in thousands):

September 1, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$25,926	$—	$166	$25,760
Municipal bonds	43,974	—	28	43,946
Commercial paper	9,520	—	1	9,519
Corporate bonds	184,897	—	933	183,964
Certificates of deposits	2,509	—	2	2,507
Variable rate demand notes	3,700	—	—	3,700
Asset backed securities	3,005	—	13	2,992
Total current investment securities	$273,531	$—	$1,143	$272,388

Mutual funds	$2,051	$1,223	$—	$3,274
Total noncurrent investment securities	$2,051	$1,223	$—	$3,274

June 2, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$23,991	$—	$174	$23,817
Municipal bonds	20,697	—	31	20,666
Certificates of deposits	2,510	—	3	2,507
Commercial paper	17,926	—	6	17,920
Corporate bonds	215,273	—	1,190	214,083
Variable rate demand notes	600	—	—	600
Asset backed securities	3,010	—	17	2,993
Total current investment securities	$284,007	$—	$1,421	$282,586

Mutual funds	$2,037	$1,034	$—	$3,071
Total noncurrent investment securities	$2,037	$1,034	$—	$3,071

Proceeds from maturities and sales of available-for-sale securities were $53.0 million and $34.1 million during the thirteen weeks ended September 1, 2018 and September 2, 2017, respectively. Gross realized gains for the thirteen weeks ended September 1, 2018 and September 2, 2017 were $1,000 and $16,000, respectively.  Gross realized losses for the thirteen weeks ended September 1, 2018 and September 2, 2017 were $8,000 and zero, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains, net of taxes, for the thirteen weeks ended September 1, 2018 and September 2, 2017 were as follows (in thousands):

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Current investments	$211	$8
Noncurrent investments	142	24
Total unrealized holding gains	$353	$32

Index

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities at September 1, 2018, are as follows (in thousands):

Estimated Fair Value
Within one year	$123,838
1-5 years	148,550
Total	$272,388

໿
9.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended September 1, 2018 (in thousands, except share amounts):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive income, net of tax	—	—	—	—	353	—	—	353
Restricted stock compensation	—	—	—	903	—	—	—	903
Dividends	—	—	—	—	—	(4,117)		(4,117)
Net income	—	—	—	—	—	12,405	338	12,743
Balance at September 1, 2018	$703	$48	$(24,966)	$54,226	$(340)	$933,206	$2,687	$965,564

10. Revenue Recognition

Satisfaction of Performance Obligation
The vast majority of the Company’s revenue is derived from contracts with customers based on the customer placing an order for products. Pricing for the most part is determined when the Company and the customer agree upon the specific order, which establishes the contract for that order.
Revenues are recognized in an amount that reflects the net consideration we expect to receive in exchange for the goods.  Our shell eggs are sold at prices related to Urner Barry Spot Egg Market Quotations, negotiated prices or formulas related to our costs of production. The Company’s sales predominantly contain a single performance obligation. We recognize revenue upon satisfaction of the performance obligation with the customer which typically occurs within days of the Company and the customer agreeing upon the order.
Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer's account for product that the customer is unable to sell before expiration.  The Company provides for an estimate of returns and refunds by using historical return data and comparing to current period sales and accounts receivable.  The allowance is recorded as a reduction in sales with a corresponding reduction in trade accounts receivable.

Index

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Non-specialty shell egg sales	$208,162	$146,048
Specialty shell egg sales	112,263	101,697
Co-pack specialty shell egg sales	6,366	6,080
Egg products	12,054	6,136
Other	1,738	2,884
	$340,583	$262,845

Contract Costs
The Company can incur costs to obtain or fulfill a contract with a customer. The amortization period of these costs is less than one year; therefore, they are expensed as incurred.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery. There are rarely contract assets or liabilities related to performance under the contract.
Impact of Adoption
The Company adopted the new standard on June 3, 2018 utilizing the full retrospective method. The Company’s assessment efforts included an evaluation of certain revenue contracts with customers and related sales incentives. The Company’s adoption of ASU 2014-09 did not have an impact on the Company's results of operations or financial position; therefore, there was no adjustment to previously reported results.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated production data, expected operating schedules, projected construction costs, and other operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual production, operating schedules, capital costs, results of operations, and other projections and estimates could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if

Index

no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs ("UB southeastern large index"), for our fiscal years 2014-2018 ranged from a low of $0.58 in fiscal year 2016 to a high of $3.00 in fiscal year 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Historically, shell egg prices have increased with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

According to data from IRI, a consumer market research firm, retail demand for calendar year 2018 has been strong, supported by increased egg promotions in grocery stores. After a period of sluggish demand from institutional food customers, this sector has seen increasing egg usage in recent months. This demand trend has resulted in a more favorable market environment compared with a year ago despite the laying hen flock size increasing over prior-year levels. Accordingly, our net average selling price for shell eggs for the first quarter of fiscal 2019 was $1.307 compared with $1.017 for the corresponding period of fiscal 2018. However, recent USDA reports show an increase in chicks hatched which indicates future increases in supply and potential reductions in selling prices.

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

Index

in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

For the thirteen weeks ended September 1, 2018, we produced approximately 84% of the total number of shell eggs we sold compared to 86% in the comparable prior year period.  We produced 2.0% less dozens during the thirteen weeks ended September 1, 2018 than in the corresponding period of last year. For the thirteen weeks ended September 1, 2018 and September 2, 2017, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 57% and 55% of our total farm egg production cost for the thirteen weeks ended September 1, 2018 and September 2, 2017, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. Based on the USDA’s estimates for a record harvest for this year’s corn and soybean crops, we expect to have an ample supply of feed ingredients for fiscal 2019. However, grain prices have been volatile with the recently imposed international tariffs creating market uncertainty.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended
	September 1, 2018	September 2, 2017
Net sales	100.0%	100.0%
Cost of sales	83.2%	93.4%
Gross profit	16.8%	6.6%
Selling, general, and administrative expense	13.1%	15.9%
Operating income (loss)	3.7%	(9.3)%
Other income (expense), net	1.1%	(0.1)%
Income (loss) before income taxes and noncontrolling interest	4.8%	(9.4)%
Income tax (benefit) expense	1.1%	(3.2)%
Net income (loss) before noncontrolling interest	3.7%	(6.2)%
Less: Net income (loss) attributable to noncontrolling interest	0.1%	(0.1)%
Net income (loss) attributable to Cal-Maine Foods, Inc.	3.6%	(6.1)%

NET SALES

Net sales for the thirteen weeks ended September 1, 2018 were $340.6 million, an increase of $77.8 million, or 29.6%, compared to net sales of $262.8 million for the thirteen weeks ended September 2, 2017. The increase was primarily due to an increase in egg selling prices.

Shell egg sales made up approximately 96.5% of net sales for the thirteen weeks ended September 1, 2018.  Dozens sold for the thirteen weeks ended September 1, 2018 were 250.1 million, a 0.2% increase from 249.5 million dozen for the same period of fiscal 2018. The volume increase accounted for a $606,000 increase in net sales.

Index

Net average selling price per dozen of shell eggs was $1.307 for the thirteen weeks ended September 1, 2018, compared to $1.017 for the thirteen weeks ended September 2, 2017. The 28.5% increase in average selling price accounted for a $72.5 million increase in net sales.

Egg products accounted for 3.5% of net sales for the thirteen weeks ended September 1, 2018. These revenues were $12.1 million for the thirteen weeks ended September 1, 2018, compared to $6.1 million for the thirteen weeks ended September 2, 2017.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended
	September 1, 2018		September 2, 2017
Total net sales	$340,583		$262,845

Non-specialty shell egg	$208,162	63.4%	$146,048	56.9%
Specialty shell egg	112,263	34.2%	101,697	39.6%
Co-pack specialty shell egg	6,366	1.9%	6,080	2.4%
Other	1,738	0.5%	2,884	1.1%
Net shell egg sales	$328,529	100.0%	$256,709	100.0%

Net shell egg sales as a percent of total net sales	96.5%		97.7%

Dozens sold:
Non-specialty shell egg	187,400	74.9%	192,168	77.0%
Specialty shell egg	59,414	23.8%	54,138	21.7%
Co-pack specialty shell egg	3,246	1.3%	3,158	1.3%
Total dozens sold	250,060	100.0%	249,464	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$1.111		$0.760
Specialty shell eggs	$1.890		$1.878
All shell eggs	$1.307		$1.017

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended September 1, 2018, non-specialty shell egg dozens sold decreased approximately 2.5%, primarily due to our decision not to retain a low price customer relationship. The average selling price increased 46.2% to $1.111 from $0.760 for the same period of fiscal 2018.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended September 1, 2018, specialty shell egg dozens sold increased 9.7%, and the average selling price increased 0.6% to $1.890 from $1.878 for the same period of fiscal 2018.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirteen weeks ended September 1, 2018 and September 2, 2017 were 3.2 million dozen, which represented 1.3% of total dozens sold for those periods.

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

For the thirteen weeks ended September 1, 2018, egg product sales were $12.1 million, an increase of $5.9 million compared to $6.1 million for the same period of fiscal 2018. Pounds sold for the thirteen weeks ended September 1, 2018 and September 2, 2017 were 15.5 million. The selling price per pound for the thirteen weeks ended September 1, 2018 was $0.781 compared to $0.399 for the same period of fiscal 2018, a 95.1% increase.

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
໿
໿
໿
໿

	13 Weeks Ended
	September 1, 2018	September 2, 2017	Percent Change
Cost of Sales:
Farm production	$150,819	$144,289	4.5%
Processing, packaging, and warehouse	54,674	51,111	7.0%
Egg purchases and other (including change in inventory)	69,220	43,780	58.1%
Total shell eggs	274,713	239,180	14.9%
Egg products	8,298	6,044	37.3%
Other	444	285	55.8%
Total	$283,455	$245,509	15.5%

Farm production cost (per dozen produced)
Feed	$0.413	$0.375	10.1%
Other	$0.318	$0.306	3.9%
Total	$0.731	$0.681	7.3%

Outside egg purchases (average cost per dozen)	$1.35	$0.98	37.8%

Dozen produced	209,212	213,570	(2.0)%
Dozen sold	250,060	249,464	0.2%

Index

Cost of sales for the thirteen weeks ended September 1, 2018 was $283.5 million, an increase of $38.0 million, or 15.5%, from $245.5 million for the same period of fiscal 2018. The increase was primarily driven by an increase in the cost of eggs purchased in 2018, including the freight cost for delivery of those eggs, and, to a lesser extent, an increase in processing and packaging expense. Dozens produced decreased 2.0% compared to the same period of fiscal 2018 as we adjusted flock rotations to maximize production for the upcoming holiday season. Feed cost per dozen for the thirteen weeks ended September 1, 2018, was $0.413, compared to $0.375 per dozen for the comparable period of fiscal 2018, an increase of 10.1%, due to increased ingredient costs, primarily soybean meal. This resulted in an increase in cost of sales of approximately $8.1 million compared to the prior year period. Other farm production cost per dozen produced increased 3.9% to $0.318 for the thirteen weeks ended September 1, 2018, compared to $0.306 for the same period of last year primarily due to fixed costs for year over year periods remaining flat across reduced dozens produced. Processing, packaging, and warehouse cost increased 7.0% for the current year period over the same period of a year ago primarily due to processing more outside egg purchases and increases in packaging and container costs.

For the thirteen weeks ended ended September 1, 2018, gross profit increased to $57.1 million from $17.3 million for the same period of fiscal 2018 primarily due to the increased average customer selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	September 1, 2018	September 2, 2017	$ Change	% Change
Specialty egg expense	$13,210	$11,734	$1,476	12.6%
Delivery expense	13,243	13,124	119	0.9%
Payroll and overhead	10,607	9,496	1,111	11.7%
Stock compensation expense	903	859	44	5.1%
Other expenses	6,547	6,497	50	0.8%
Total	$44,510	$41,710	$2,800	6.7%

໿
For the thirteen weeks ended September 1, 2018, selling, general, and administrative expenses was $44.5 million, an increase of $2.8 million, or 6.7%, compared to $41.7 million for the thirteen weeks ended September 2, 2017. Specialty egg expense increased $1.5 million, or 12.6%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 9.7% for the thirteen weeks ended September 1, 2018. Payroll and overhead increased $1.1 million, or 11.7%, compared to the same period of fiscal 2018 primarily due to a change in the timing of accruals related to sick leave benefits.

OPERATING INCOME

For the thirteen weeks ended September 1, 2018, we recorded an operating income of $12.7 million compared to a loss of $24.4 million for the same period of fiscal 2018.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the thirteen weeks ended September 1, 2018, we earned $1.9 million of interest income compared to $504,000 for the same period of fiscal 2018. The increase resulted from higher interest rates during the period and higher average invested balances. The Company recorded interest expense of $113,000 and $146,000, of which zero and $116,000

Index

was capitalized, for the thirteen weeks ended September 1, 2018 and September 2, 2017, respectively. The $33,000 reduction in interest expense resulted from the Company reducing outstanding debt.

Equity in income (loss) of affiliates for the thirteen weeks ended September 1, 2018 was income of $1.4 million compared to a loss of $353,000 for the same period of fiscal 2018. The increase of $1.8 million is primarily due to improved results at our Red River Valley Egg Farm joint venture.

Other, net for the thirteen weeks ended September 1, 2018, was income of $101,000 compared to a loss of $538,000 for the same period of fiscal 2018, primarily driven by a reduction in miscellaneous expense.

INCOME TAXES

For the thirteen weeks ended September 1, 2018, pre-tax income was $16.5 million compared to pre-tax loss of $24.5 million for the same period of fiscal 2018. For the thirteen weeks ended September 1, 2018 income tax expense of$3.8 million was recorded, with an effective tax rate of 23.2%, compared to an income tax benefit of $8.3 million, with an effective rate of 34.3% for last year's comparable period.

The effective rate decrease for the thirteen weeks ended September 1, 2018 was primarily related to the change in the federal statutory rate from 35% to 21%, resulting from legislation enacted on December 22, 2017.

At September 1, 2018, accounts payable and accrued expenses included an income taxes payable of $21.4 million compared to $17.4 million at June 2, 2018.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended September 1, 2018, net income attributable to noncontrolling interest was $338,000 compared to net loss of $184,000 for the same period of fiscal 2018. This is attributable to income and losses from the Company's majority owned subsidiary.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended September 1, 2018 was $12.4 million, or $0.26 per basic and diluted share, compared to a loss of $16.0 million, or $0.33 per basic and diluted share, for the same period of fiscal 2018.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at September 1, 2018 was $490.6 million, compared to $479.7 million at June 2, 2018. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.88 at September 1, 2018, compared with 5.45 at June 2, 2018.

Our long-term debt at September 1, 2018, including current maturities, was $4.8 million, compared to $6.1 million at June 2, 2018. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility ("the Revolving Credit Facility"). As of September 1, 2018, no amounts were borrowed under the Revolving Credit Facilty. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Refer to Notes 8 and 16 of our June 2, 2018 audited financial statements for further information regarding our long-term debt.

For the thirteen weeks ended September 1, 2018, $21.2 million in net cash was provided by operating activities, an improvement of $42.7 million, compared to net cash used in operations of $21.5 million for the comparable period in

Index

fiscal 2018.   Improved gross profit margins primarily resulting from higher egg selling prices contributed to our increase in cash flow from operations.

For the thirteen weeks ended September 1, 2018, approximately $53.0 million was provided from the sale and maturity of short-term investments compared to $34.1 million for the thirteen weeks ended September 2, 2017. We used $42.8 million and $2.7 million for purchases of short-term investments for the thirteen weeks ended September 1, 2018 and September 2, 2017, respectively.

We invested $4.3 million in unconsolidated entities in the first quarter of fiscal 2019 compared to $1.2 million for the first quarter of fiscal 2018.  Approximately $9.2 million was used to purchase property, plant and equipment compared to $6.5 million in the thirteen weeks ended September 2, 2017.  We received $1.0 million in returns of our investments in unconsolidated entities during the thirteen weeks ended September 1, 2018 compared to $8,000 first quarter of fiscal 2018. We used $1.3 million for principal payments on long-term debt and capital leases, including the final payment on a 5.4% note payable that matured in the first quarter, compared to $1.2 million for the same period of fiscal 2018. We paid out $17.1 million in dividends during the first quarter of fiscal 2019 compared to zero for the same period of last year.

As of September 1, 2018, cash increased approximately $593,000 since June 2, 2018 compared to an increase of $1.4 million during the same period of fiscal 2018.

Certain property, plant, and equipment is pledged as collateral on our note payable.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreement governing the note to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At September 1, 2018, we were in compliance with the financial covenant requirements of all loan agreements. Under the loan agreement, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the loan agreement. Our debt agreement requires Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Revolving Credit Facility is guaranteed by all the current and future wholly-owned direct and indirect domestic subsidiaries of the Company, and is secured by a first-priority perfected security interest in substantially all of the Company’s and the guarantors’ accounts, payment intangibles, instruments (including promissory notes), chattel paper, inventory (including farm products) and deposit accounts maintained with the administrative agent. The credit agreement governing our Revolving Credit Facility contains customary covenants including restrictions on the incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.0 to 1.0 and (ii) an annual limit on capital expenditures of $100.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the foregoing, shall maintain at least 50% of the outstanding voting power of the Company. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. In addition, under the terms of the credit agreement, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with generally accepted accounting principles. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility.

Index

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including our previously discussed Red River joint venture. Additionally, the following table represents material construction projects approved as of September 27, 2018 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of September 1, 2018	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Hoboken, GA	November 2018	$3,329	$2,466	$863
Pullet Houses	Lake City, FL	March 2019	4,672	868	3,804
Convertible/Cage-Free Layer Houses	Bushnell, FL	July 2019	11,543	1,560	9,983
Convertible/Cage-Free Layer Houses	Lake City, FL	August 2019	11,782	1,077	10,705
Convertible/Cage-Free Layer Houses	Pittsburg, TX	August 2019	11,069	1,584	9,485
			$42,395	$7,555	$34,840

We believe our current cash balances, investments, cash flows from operations, and Revolving Credit Facility will be sufficient to fund our current and projected capital needs for at least the next twelve months.

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

The Company adopted the new standard on June 3, 2018 utilizing the full retrospective method. The Company’s assessment efforts included an evaluation of certain revenue contracts with customers and related sales incentives. The Company’s adoption of ASU 2014-09 did not have an impact on the results of operations or financial position; therefore, there was no adjustment to previously reported results.

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

Index

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for the adoption of ASU 2014-09, there have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended June 2, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of September 1, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries under Part II, Item 1:  Legal Proceedings, and our Annual Report on Form 10-K for the year ended June 2, 2018, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.” As previously reported, the Company settled all of the Direct Purchaser Putative Class Action cases and the Indirect Purchaser Putative Class Action cases.

The Company settled all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). The remaining plaintiffs are Conopco, Inc., Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. These egg products

Index

plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgement and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave and on August 17, 2018, defendants filed their motions for summary judgment and requested oral argument. The plaintiffs’ filed their responses on September 21, 2018, and the defendants’ replies are due on October 12, 2018. The District Court held a status conference on September 20, 2018, but did not set a trial date for any remaining cases. The District Court stated that it may hear oral argument on the renewed motions for summary judgment in December.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on  Form 10-K for the fiscal year ended June 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of our Common Stock made by or on behalf of our Company or any affiliated purchaser during our fiscal 2019 first quarter.

Index

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
10.1
Credit Agreement, dated July 10, 2018, among the Registrant and BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BMO Harris Bank N.A. and Greenstone Farm Credit Services, ACA, as lenders, and BMO Capital Markets, as the sole Lead Arranger and sole Book Runner (incorporated by reference to Exhibit 10.1 in the Registrant's Form 8- K filed July 10, 2018).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated October 1, 2018 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on October 1, 2018)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	October 1, 2018	/s/ Timothy A. Dawson
Timothy A. Dawson
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	October 1, 2018	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿