Form 10-Q
period 2018-12-01
CAL-MAINE FOODS INC
filed 2019-01-04
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 1, 2018

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☑
There were 43,827,923 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of January 2, 2019.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED DECEMBER 1, 2018

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 1, 2018	June 2, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$46,205	$48,431
Investment securities available-for-sale	252,072	282,586
Trade and other receivables (less allowance for doubtful accounts of
$442 and $268 at December 1, 2018 and June 2, 2018, respectively)	110,837	85,839
Inventories	176,735	168,644
Prepaid expenses and other current assets	4,499	2,020
Total current assets	590,348	587,520
Property, plant and equipment, net	434,398	425,384
Investments in unconsolidated entities	68,966	66,806
Goodwill	35,525	35,525
Other intangible assets, net	25,174	26,307
Other long-lived assets	8,816	8,905
TOTAL ASSETS	$1,163,227	$1,150,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,901	$87,209
Accrued dividends payable	7,246	17,093
Current maturities of long-term debt and capital lease obligations	3,192	3,536
Total current liabilities	97,339	107,838
Long-term debt and capital lease obligations, less current maturities	713	2,554
Other noncurrent liabilities	8,294	8,318
Deferred income taxes	76,253	76,055
Total liabilities	182,599	194,765

Commitments and Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 and 70,261 shares authorized and issued at
December 1, 2018, and June 2, 2018, respectively, and 43,828 and 43,831 shares
outstanding at December 1, 2018 and June 2, 2018, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at December 1, 2018 and June 2, 2018	48	48
Paid-in capital	55,079	53,323
Retained earnings	947,768	924,918
Accumulated other comprehensive loss, net of tax	(882)	(693)
Common stock in treasury at cost – 26,432 and 26,430 shares at December 1, 2018
and June 2, 2018	(24,974)	(24,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	977,742	953,333
Noncontrolling interest in consolidated entities	2,886	2,349
Total stockholders’ equity	980,628	955,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,163,227	$1,150,447
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	$356,040	$361,172	$696,623	$624,017
Cost of sales	285,505	278,776	568,960	524,285
Gross profit	70,535	82,396	127,663	99,732
Selling, general, and administrative expense	42,981	42,160	87,491	83,870
Legal settlement expense	2,250	80,750	2,250	80,750
Gain on disposal of fixed assets	(30)	(50)	(89)	(46)
Operating income (loss)	25,334	(40,464)	38,011	(64,842)
Other income (expense):
Interest income, net	1,688	578	3,473	1,052
Royalty income	719	312	1,220	590
Equity in income (loss) of affiliates	909	276	2,338	(77)
Other, net	124	(795)	225	(1,333)
Total other income	3,440	371	7,256	232

Income (loss) before income taxes and noncontrolling interest	28,774	(40,093)	45,267	(64,610)
Income tax (benefit) expense	6,768	(14,012)	10,518	(22,352)
Net income (loss) before noncontrolling interest	22,006	(26,081)	34,749	(42,258)
Less: Net income (loss) attributable to noncontrolling interest	199	55	537	(129)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$21,807	$(26,136)	$34,212	$(42,129)

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.45	$(0.54)	$0.71	$(0.87)
Diluted	$0.45	$(0.54)	$0.71	$(0.87)
Weighted average shares outstanding:
Basic	48,391	48,330	48,390	48,330
Diluted	48,534	48,330	48,525	48,330

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net income (loss), including noncontrolling interests	$22,006	$(26,081)	$34,749	$(42,258)

Other comprehensive income, before tax:

Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(717)	(508)	(250)	(457)

Income tax benefit related to items of other comprehensive loss	175	204	61	185

Other comprehensive loss, net of tax	(542)	(304)	(189)	(272)

Comprehensive income (loss)	21,464	(26,385)	34,560	(42,530)

Less: comprehensive income (loss) attributable to the noncontrolling interest	199	55	537	(129)

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$21,265	$(26,440)	$34,023	$(42,401)

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	December 1, 2018	December 2, 2017
Operating activities:
Net income (loss) including noncontrolling interest	$34,749	$(42,258)
Depreciation and amortization	27,229	26,612
Other adjustments, net	(34,290)	80,488
Net cash provided by operations	27,688	64,842

Investing activities:
Purchases of investment securities	(78,564)	(112,804)
Sales and maturities of investment securities	108,274	61,737
Investment in unconsolidated entities	(4,272)	(2,800)
Proceeds from unconsolidated entities	4,456	3,385
Acquisition of business	(17,889)	—
Purchases of property, plant and equipment	(18,972)	(10,171)
Net proceeds from disposal of property, plant and equipment	454	220
Net cash used by investing activities	(6,513)	(60,433)

Financing activities:
Purchase of common stock by treasury	(6)	(25)
Contributions from noncontrolling interests	—	279
Principal payments on long-term debt and capital lease obligations	(2,185)	(2,419)
Payment of dividends	(21,210)	—
Net cash used in financing activities	(23,401)	(2,165)

Net change in cash and cash equivalents	(2,226)	2,244

Cash and cash equivalents at beginning of period	48,431	17,564
Cash and cash equivalents at end of period	$46,205	$19,808

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 1, 2018
(unaudited)
1.   Presentation of Interim Information

The condensed consolidated balance sheet at June 2, 2018 was derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and twenty-six weeks ended December 1, 2018 are not necessarily indicative of the results that may be expected for the year ending June 1, 2019.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.’s annual report on Form 10-K for the fiscal year ended June 2, 2018. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

Note 2. Acquisition

On October 14, 2018, the Company acquired substantially all of the assets of Featherland Egg Farms, Inc. (“Featherland”) for $17.9 million in cash. The acquired assets include commercial egg production and processing facilities with current capacity for approximately 600,000 laying hens, a feed mill, and related production and distribution facilities located near Marion, Texas. The acquired operations of Featherland are included in the accompanying financial statements as of October 14, 2018. Acquisition related costs incurred during the period were immaterial to the financial statements.

Pending the finalization of the Company’s valuation, the following table presents the preliminary fair values of the assets acquired (in thousands):

Inventory	$1,433
Property, plant and equipment	16,206
Intangible assets	250
Purchase price	$17,889

Pro-forma information was not material to the Company’s Condensed Consolidated Financial Statements.

3.   Stock Based Compensation

Total stock based compensation expense for the twenty-six weeks ended December 1, 2018 and December 2, 2017 was $1.8 million and $1.7 million, respectively.

Index

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at December 1, 2018 was $4.1 million, and will be recorded over a weighted average period of 1.7 years.  Refer to Note 10 of our June 2, 2018 audited financial statements for further information on our stock compensation plans.

At December 1, 2018, there were 237,590 restricted shares outstanding, with a weighted average grant date fair value of $45.28 per share. The Company’s restricted share activity for the twenty-six weeks ended December 1, 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 2, 2018	241,290	$45.30
Granted	—	—
Vested	(1,650)	48.48
Forfeited	(2,050)	45.21
Outstanding, December 1, 2018	237,590	$45.28

4.   Inventories

Inventories consisted of the following (in thousands):

	December 1, 2018	June 2, 2018
Flocks	$101,402	$96,594
Eggs and egg products	20,319	17,313
Feed and supplies	55,014	54,737
	$176,735	$168,644

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at December 1, 2018, consisted of approximately 8.6 million pullets and breeders and 38.6 million layers.

5.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at December 1, 2018.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.    The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

Index

6.   Net Income (Loss) per Common Share

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the twenty-six weeks ended December 2, 2017, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.  The computations of basic and diluted net income (loss) per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc.	$21,807	$(26,136)	$34,212	$(42,129)

Basic weighted-average common shares	48,391	48,330	48,390	48,330
Effect of dilutive securities:
Restricted shares	143	—	135	—
Dilutive potential common shares	48,534	48,330	48,525	48,330

Antidilutive securities excluded from computation of earnings per share	—	138	—	127

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.45	$(0.54)	$0.71	$(0.87)
Diluted	$0.45	$(0.54)	$0.71	$(0.87)

7.   Accrued Dividends Payable and Dividends per Common Share

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

Index

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$21,807	$(26,136)	$34,212	$(42,129)

1/3 of net income attributable to Cal-Maine Foods, Inc.	$7,246	$—	$11,381	$—

Common stock outstanding (shares)	43,828	43,773
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,628	48,573

Dividends per common share*	$0.149	$—	$0.234	$—

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	December 1, 2018		June 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$2,756	$2,783	$4,750	$4,732
Long-term leases	1,149	1,001	1,340	1,171
	$3,905	$3,784	$6,090	$5,903

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of December 1, 2018 and June 2, 2018 (in thousands):
໿

				Total
December 1, 2018	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$27,719	—	$27,719
Municipal bonds	—	46,733	—	46,733
Commercial paper	—	9,833	—	9,833
Corporate bonds	—	162,299	—	162,299
Certificates of deposits	—	2,500	—	2,500
Asset backed securities	—	2,988	—	2,988
Mutual funds	3,083	—	—	3,083
Total assets measured at fair value	$3,083	$252,072	—	$255,155
໿

				Total
June 2, 2018	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$23,817	$—	$23,817
Municipal bonds	—	20,666	—	20,666
Certificates of deposits	—	2,507	—	2,507
Commercial paper	—	17,920	—	17,920
Corporate bonds	—	214,083	—	214,083
Variable rate demand notes	—	600	—	600
Asset backed securities	—	2,993	—	2,993
Mutual funds	3,071	—	—	3,071
Total assets measured at fair value	$3,071	$282,586	$—	$285,657

Investment securities – available-for-sale have maturities of three months or longer when purchased, and are classified as current, because they are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿

Index

9.   Investment Securities

The following represents the Company’s investment securities as of December 1, 2018 and June 2, 2018 (in thousands):

December 1, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$27,899	$—	$180	$27,719
Municipal bonds	46,803	—	70	46,733
Commercial paper	9,836	—	3	9,833
Corporate bonds	163,702	—	1,403	162,299
Certificates of deposits	2,507	—	7	2,500
Asset backed securities	2,999	—	11	2,988
Total current investment securities	$253,746	$—	$1,674	$252,072

Mutual funds	$2,046	$1,037	$—	$3,083
Total noncurrent investment securities	$2,046	$1,037	$—	$3,083

June 2, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$23,991	$—	$174	$23,817
Municipal bonds	20,697	—	31	20,666
Certificates of deposits	2,510	—	3	2,507
Commercial paper	17,926	—	6	17,920
Corporate bonds	215,273	—	1,190	214,083
Variable rate demand notes	600	—	—	600
Asset backed securities	3,010	—	17	2,993
Total current investment securities	$284,007	$—	$1,421	$282,586

Mutual funds	$2,037	$1,034	$—	$3,071
Total noncurrent investment securities	$2,037	$1,034	$—	$3,071

Proceeds from sales and maturities of investment securities were $108.3 million and $61.7 million during the twenty-six weeks ended December 1, 2018 and December 2, 2017, respectively. Gross realized gains for the twenty-six weeks ended December 1, 2018 and December 2, 2017 were approximately $1,000 and $16,000, respectively.  Gross realized losses for the twenty-six weeks ended December 1, 2018 and December 2, 2017 were approximately $26,000 and zero, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding losses, net of taxes, for the twenty-six weeks ended December 1, 2018 and December 2, 2017 were as follows (in thousands):

	26 Weeks Ended
	December 1, 2018	December 2, 2017
Current investments	$(191)	$(420)
Noncurrent investments	2	148
Total unrealized holding losses	$(189)	$(272)

Index

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities at December 1, 2018, are as follows (in thousands):

Estimated Fair Value
Within one year	$127,516
1-5 years	124,556
Total	$252,072

໿
10.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended December 1, 2018 (in thousands, except share amounts):
໿

	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive loss, net of tax	—	—	—	—	(189)	—	—	(189)
Purchase of company stock - shares withheld to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(6)	—	—	—	—	(6)
Forfeiture of restricted stock	—	—	(2)	2	—	—	—	—
Restricted stock compensation	—	—	—	1,754	—	—	—	1,754
Dividends	—	—	—	—	—	(11,362)	—	(11,362)
Net income	—	—	—	—	—	34,212	537	34,749
Balance at December 1, 2018	$703	$48	$(24,974)	$55,079	$(882)	$947,768	$2,886	$980,628

11. Revenue Recognition

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
Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer’s account for product that the customer is unable to sell before expiration.  The Company provides for an estimate of returns and refunds by using historical return data and comparing to current period sales and accounts receivable.  The allowance is recorded as a reduction in sales with a corresponding reduction in trade accounts receivable.

Index

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Non-specialty shell egg sales	216,324	228,709	$424,486	$374,758
Specialty shell egg sales	120,839	113,293	233,102	214,990
Co-pack specialty shell egg sales	6,636	5,839	13,003	11,919
Egg products	11,082	10,855	23,135	16,990
Other	1,159	2,476	2,897	5,360
	$356,040	$361,172	$696,623	$624,017

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
Impact of Adoption
The Company adopted the revenue recognition standard (“ASU 2014-09”) on June 3, 2018 utilizing the full retrospective method. The Company’s assessment efforts included an evaluation of certain revenue contracts with customers and related sales incentives. Adoption of ASU 2014-09 did not have an impact on the Company’s results of operations or financial position; therefore, there was no adjustment to previously reported results.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and other projected operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual outcomes or results could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or

Index

changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

Our operations are fully integrated.  At our facilities we hatch chicks, grow and maintain flocks of pullets (young female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to hatch for egg production flocks), manufacture feed, and produce, process, and distribute shell eggs. We are the largest producer and marketer of shell eggs in the United States (“U.S.”).  We market the majority of our shell eggs in the southwestern, southeastern, mid-western, and mid-Atlantic regions of the U.S.  We market shell eggs through an extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, foodservice distributors, and egg product consumers.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs (“UB southeastern large index”), for our fiscal years 2014-2018 ranged from a low of $0.58 in fiscal year 2016 to a high of $3.00 in fiscal year 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Historically, shell egg prices have increased with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

According to data from IRI, a consumer market research firm, retail demand for calendar year 2018 has been strong, supported by increased egg promotions in grocery stores. After a period of sluggish demand from institutional food customers, this sector has seen increasing egg usage in recent months. However, the laying hen flock size has increased over prior-year levels. According to the USDA, the hatch is up 10 percent year to date, although the actual hen inventory is up only 2.8 percent. Hen numbers are forecasted to continue to trend upwards for the next several months, which has resulted in supply concerns which appear to be affecting market prices. Accordingly, our net average selling price for shell eggs for the thirteen weeks ended December 1, 2018 was $1.311 compared with $1.321 for the corresponding period of fiscal 2018.

Index

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. They have been a significant and growing portion of the market. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment convertible to cage-free, based on a timeline to meet our customer’s needs. Additionally, California recently passed Proposition 12, which mandates that all eggs or egg products sold in California be cage-free by 2022. While our direct sales into California are not material, we expect the referendum to affect future supply and pricing in other areas of the country.

For the thirteen weeks ended December 1, 2018 and December 2, 2017, we produced approximately 85% of the total number of shell eggs we sold.  For the thirteen weeks ended December 1, 2018 and December 2, 2017, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 57% of our total farm egg production cost for the thirteen weeks ended December 1, 2018 and December 2, 2017. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation, storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. The USDA reported a record harvest for this calendar year’s corn and soybean crops, which should provide an ample supply of feed ingredients for fiscal 2019. However, grain prices have been volatile due to the geopolitical issues and uncertainties surrounding the latest international tariff policies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		26 Weeks Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2%	77.2%	81.7%	84.0%
Gross profit	19.8%	22.8%	18.3%	16.0%
Selling, general, and administrative expense	12.1%	11.7%	12.5%	13.4%
Legal settlement expense	0.6%	22.3%	0.3%	13.0%
Operating income (loss)	7.1%	(11.2)%	5.5%	(10.4)%
Other income, net	1.0%	0.1%	1.0%	—%
Income (loss) before income taxes and noncontrolling interest	8.1%	(11.1)%	6.5%	(10.4)%
Income tax (benefit) expense	1.9%	(3.9)%	1.5%	(3.6)%
Net income (loss) before noncontrolling interest	6.2%	(7.2)%	5.0%	(6.8)%
Less: Net income (loss) attributable to noncontrolling interest	0.1%	—%	0.1%	—%
Net income (loss) attributable to Cal-Maine Foods, Inc.	6.1%	(7.2)%	4.9%	(6.8)%

Index

NET SALES

Net sales for the thirteen weeks ended December 1, 2018 were $356.0 million, a decrease of $5.1 million, or 1.4%, compared to net sales of $361.2 million for the thirteen weeks ended December 2, 2017. The decrease was primarily due to a decrease in egg selling prices as well as a small reduction in dozens sold for the current year period.

Shell egg sales made up approximately 96.9% of net sales for the thirteen weeks ended December 1, 2018.  Dozens sold for the thirteen weeks ended December 1, 2018 were 262.3 million, a 0.3% decrease from 263.1 million dozen for the same period of fiscal 2018. The volume decrease accounted for a $1.1 million decrease in net sales.

Net average selling price per dozen of shell eggs was $1.311 for the thirteen weeks ended December 1, 2018, compared to $1.321 for the thirteen weeks ended December 2, 2017. The 0.8% decrease in average selling price accounted for a $2.6 million decrease in net sales.

Egg products accounted for 3.1% of net sales for the thirteen weeks ended December 1, 2018. These revenues were $11.1 million for the thirteen weeks ended December 1, 2018, compared to $10.9 million for the thirteen weeks December 2, 2017.

Net sales for the twenty-six weeks ended December 1, 2018 were $696.6 million, an increase of $72.6 million, or 11.6%, compared to net sales of $624.0 million for the twenty-six weeks ended December 2, 2017. The increase was primarily due to an increase in egg selling prices.

Shell egg sales made up approximately 96.7% of net sales for the twenty-six weeks ended December 1, 2018.  Dozens sold for the twenty-six weeks ended December 1, 2018 were 512.3 million, a slight decrease from 512.5 million dozen for the same period of fiscal 2018. The volume decrease accounted for a $265,000 decrease in net sales.

Net average selling price per dozen of shell eggs was $1.309 for the twenty-six weeks ended December 1, 2018, compared to $1.173 for the twenty-six weeks ended December 2, 2017. The 11.6% increase in average selling price accounted for a $69.7 million increase in net sales.

Egg products accounted for 3.3% of net sales for the twenty-six weeks ended December 1, 2018. These revenues were $23.1 million for the twenty-six weeks ended December 1, 2018, compared to $17.0 million for the twenty-six weeks ended December 2, 2017.

Index

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
	December 1, 2018		December 2, 2017		December 1, 2018		December 2, 2017
Total net sales	$356,040		$361,172		$696,623		$624,017

Non-specialty shell eggs	$216,324	62.7%	$228,709	65.3%	$424,486	63.0%	$374,758	61.7%
Specialty shell eggs	120,839	35.0%	113,293	32.3%	233,102	34.6%	214,990	35.4%
Co-pack specialty shell eggs	6,636	2.0%	5,839	1.7%	13,003	1.9%	11,919	2.0%
Other	1,159	0.3%	2,476	0.7%	2,897	0.5%	5,360	0.9%
Net shell egg sales	$344,958	100.0%	$350,317	100.0%	$673,488	100.0%	$607,027	100.0%

Net shell egg sales as a percent of total net sales	96.9%		97.0%		96.7%		97.3%

Dozens sold:
Non-specialty shell eggs	197,163	75.2%	200,449	76.2%	384,562	75.1%	392,617	76.6%
Specialty shell eggs	61,717	23.5%	59,544	22.6%	121,131	23.6%	113,681	22.2%
Co-pack specialty shell eggs	3,383	1.3%	3,093	1.2%	6,630	1.3%	6,251	1.2%
Total dozens sold	262,263	100.0%	263,086	100.0%	512,323	100.0%	512,549	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$1.097		$1.142		$1.104		$0.955
Specialty shell eggs	$1.958		$1.903		$1.924		$1.891
All shell eggs	$1.311		$1.321		$1.309		$1.173

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended December 1, 2018, non-specialty egg dozens sold decreased 1.6%. The average selling price decreased 3.9% to $1.097 from $1.142 for the same period of fiscal 2018. For the twenty-six weeks ended December 1, 2018, non-specialty shell egg dozens sold decreased 2.1%. The average selling price increased 15.6% to $1.104 from $0.955 for the same period of fiscal 2018.

Index

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended December 1, 2018, specialty shell egg dozens sold increased 3.7%, and the average selling price increased 2.9% to $1.958 from $1.903 for the same period of fiscal 2018. For the twenty-six weeks ended December 1, 2018, specialty shell egg dozens sold increased 6.6%, and the average selling price increased 1.7% to $1.924 from $1.891 for the same period of fiscal 2018.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the twenty-six weeks ended December 1, 2018 and December 2, 2017 were 6.6 million and 6.3 million dozen, respectively, which represented 1.3% and 1.2% of total dozens sold for those periods.

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

For the second quarter of fiscal 2019, egg product sales were $11.1 million, an increase of $227,000, or 2.1%, compared to $10.9 million for the same period of fiscal 2018. Pounds sold for the second quarter of fiscal 2019 were 15.1 million, an increase of 0.7 million, or 4.9%, compared to the same period of fiscal 2018. The selling price per pound for the second quarter of fiscal 2019 was $0.740 compared to $0.760 for the same period of fiscal 2018, a 2.6% decrease.

For the twenty-six weeks ended December 1, 2018, egg product sales were $23.1 million, an increase of $6.1 million compared to $17.0 million for the same period of fiscal 2018. Pounds sold for the twenty-six weeks ended December 1, 2018 were 30.5 million, an increase of 0.7 million, or 2.2%, compared to the same period of fiscal 2018. The selling price per pound for the twenty-six weeks ended December 1, 2018 was $0.761 compared to $0.572 for the same period of fiscal 2018, a 33.0% increase.

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
໿
໿
໿
໿

	13 Weeks Ended			26 Weeks Ended
	December 1, 2018	December 2, 2017	Percent Change	December 1, 2018	December 2, 2017	Percent Change
Cost of Sales:
Farm production	$160,241	$151,902	5.5%	$311,060	$296,191	5.0%
Processing, packaging, and warehouse	55,381	53,707	3.1%	110,055	104,819	5.0%
Egg purchases and other (including change in inventory)	61,581	64,276	(4.2)%	130,801	108,054	21.1%
Total shell eggs	277,203	269,885	2.7%	551,916	509,064	8.4%
Egg products	8,140	8,722	(6.7)%	16,438	14,767	11.3%
Other	162	169	(4.1)%	606	454	33.5%
Total	$285,505	$278,776	2.4%	$568,960	$524,285	8.5%

Farm production cost (per dozen produced)
Feed	$0.415	$0.388	7.0%	$0.414	$0.382	8.4%
Other	$0.309	$0.298	3.7%	$0.313	$0.301	4.0%
Total	$0.724	$0.686	5.5%	$0.727	$0.683	6.4%

Outside egg purchases (average cost per dozen)	$1.30	$1.39	(6.5)%	$1.32	$1.20	10.0%

Dozen produced	222,955	222,889	—%	432,168	436,459	(1.0)%
Dozen sold	262,263	263,086	(0.3)%	512,323	512,549	—%

Cost of sales for the second quarter of fiscal 2019 was $285.5 million, an increase of $6.7 million, or 2.4%, from $278.8 million for the second quarter of fiscal 2018. This increase was primarily driven by increased farm production costs partially offset by a decrease in the cost of outside egg purchases. Feed cost per dozen for the second quarter of fiscal 2019 was $0.415, compared to $0.388 per dozen for the second quarter of fiscal 2018, an increase of 7.0%, due to increased ingredient costs. This resulted in an increase in cost of sales of approximately $6.0 million. The increase in ingredient costs was primarily related to less favorable crop conditions in the south central United States, which adversely affected ingredient prices at some of our larger feed mill operations. Other farm production cost increased 3.7% to $0.309 per dozen for the second quarter of fiscal 2019 compared to $0.298 for the same period of last year. Processing, packaging, and warehouse cost increased 3.1% for the current year period over the same period of a year ago primarily due to increases in packaging and container costs.

Cost of sales for the twenty-six weeks ended December 1, 2018 was $569.0 million, an increase of $44.7 million, or 8.5%, from $524.3 million for the same period of fiscal 2018. The increase was primarily driven by an increase farm production costs and in the cost of eggs purchased in 2018, including the freight cost for delivery of those eggs. Dozens produced decreased 1.0% compared to the same period of fiscal 2018 as we adjusted flock rotations early in fiscal 2019 in order to maximize production for the holiday season. Feed cost per dozen for the twenty-six weeks ended December 1, 2018, was $0.414, compared to $0.382 per dozen for the comparable period of fiscal 2018, an increase of 8.4%, due to increased ingredient costs. This resulted in an increase in cost of sales of approximately $14.0 million compared to the prior year period. Other farm production cost per dozen produced increased 4.0% to $0.313 for the twenty-six weeks ended December 1, 2018, compared to $0.301 for the same period of last year primarily due to increased costs for year over year periods and reduced dozens produced. Processing, packaging, and warehouse cost increased 5.0% for the current year period over the same period of a year ago primarily due to processing more outside egg purchases and increases in packaging and container costs.

Index

Gross profit for the second quarter of fiscal 2019 was $70.5 million compared to $82.4 million for the second quarter of fiscal 2018. For the twenty-six weeks ended December 1, 2018, gross profit increased to $127.7 million from $99.7 million for the same period of fiscal 2018 primarily due to the increased average customer selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	December 1, 2018	December 2, 2017	$ Change	% Change
Specialty egg expense	$13,545	$11,840	$1,705	14.4%
Delivery expense	13,460	13,113	347	2.6%
Payroll and overhead	8,575	8,246	329	4.0%
Stock compensation expense	851	879	(28)	(3.2)%
Other expenses	6,550	8,082	(1,532)	(19.0)%
Total	$42,981	$42,160	$821	1.9%

For the thirteen weeks ended December 1, 2018, selling, general, and administrative expense was $43.0 million compared to $42.2 million for the thirteen weeks ended December 2, 2017. Specialty egg expense increased $1.7 million, or 14.4%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 3.6% for the thirteen weeks ended December 1, 2018. Advertising expense, which is a component of specialty egg expense, also contributed to the increase in specialty egg expense due to an increase in refunded promotional allowances in the prior year period. Other expenses for the thirteen weeks ended December 1, 2018 compared to the same period of prior year, were down $1.5 million, or 19.0%, primarily due to reduced legal and audit expense.

	26 Weeks Ended
	December 1, 2018	December 2, 2017	$ Change	% Change
Specialty egg expense	$26,755	$23,574	$3,181	13.5%
Delivery expense	26,703	26,237	466	1.8%
Payroll and overhead	19,182	17,743	1,439	8.1%
Stock compensation expense	1,754	1,738	16	0.9%
Other expenses	13,097	14,578	(1,481)	(10.2)%
Total	$87,491	$83,870	$3,621	4.3%

໿
For the twenty-six weeks ended December 1, 2018, selling, general, and administrative expense was $87.5 million, an increase of $3.6 million, or 4.3%, compared to $83.9 million for the twenty-six weeks ended December 2, 2017. Specialty egg expense increased $3.2 million, or 13.5%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 6.6% for the twenty-six weeks ended December 1, 2018. Advertising expense, which is a component of specialty egg expense, also contributed to the increase in specialty egg expense due to an increase in refunded promotional allowances in the prior year period. Payroll and overhead increased $1.4 million, or 8.1%, compared to the same period of fiscal 2018 primarily due to a change in the timing of accruals related to sick leave benefits. Other expenses for the twenty-six weeks ended December 1, 2018 compared to the same period of prior year, were down $1.5 million, or 10.2%, primarily due to reduced legal and audit expense.

Index

LEGAL SETTLEMENT EXPENSE

Legal settlement expense for the thirteen and twenty-six weeks ended December 1, 2018 was $2.3 million compared to $80.8 million for the same periods of last fiscal year, reflecting settlements of several direct action purchasers’ antitrust claims against the Company.

OPERATING INCOME

As a result of the above, operating income was $25.3 million for the second quarter of fiscal 2019, compared to an operating loss of $40.5 million for the same period of fiscal 2018.

For the twenty-six weeks ended December 1, 2018, we recorded an operating income of $38.0 million compared to a loss of $64.8 million for the same period of fiscal 2018.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the second quarter of fiscal 2019, we earned $1.8 million of interest income compared to $618,000 for the same period of last year. This resulted from higher interest rates earned during the period and higher average invested balances. The Company recorded interest expense of $130,000 and $40,000, of which $0 and $90,000 was capitalized, in the second quarters of fiscal 2019 and 2018, respectively.

Other, net, for the thirteen weeks ended December 1, 2018 was income of $124,000 compared to a loss of $795,000 for the same period of fiscal 2018, primarily driven by uninsured losses in the prior year period.

For the twenty-six weeks ended December 1, 2018, we earned $3.7 million of interest income compared to $1.1 million for the same period of fiscal 2018. The increase resulted from higher interest rates during the period and higher average invested balances. The Company recorded interest expense of $243,000 and $275,000, of which zero and $205,000 was capitalized, for the twenty-six weeks ended December 1, 2018 and December 2, 2017, respectively.

Equity in income (loss) of affiliates for the twenty-six weeks ended December 1, 2018 was income of $2.3 million compared to a loss of $77,000 for the same period of fiscal 2018. The increase of $2.4 million is primarily due to improved results at our Red River Valley Egg Farm joint venture.

Other, net for the twenty-six weeks ended December 1, 2018, was income of $225,000 compared to a loss of $1.3 million for the same period of fiscal 2018, primarily driven by uninsured losses in the prior year period.

INCOME TAXES

For the thirteen weeks ended December 1, 2018, pre-tax income was $28.8 million compared to pre-tax loss of $40.1 million for the same period of fiscal 2018. For thirteen weeks ended December 1, 2018, income tax expense of $6.8 million was recorded, with an effective tax rate of 23.7%, compared to income tax benefit of $14.0 million with an effective rate of 34.9% for last year’s comparable period.

For the twenty-six weeks ended December 1, 2018, pre-tax income was $45.3 million compared to pre-tax loss of $64.6 million for the same period of fiscal 2018. For the twenty-six weeks ended December 1, 2018 income tax expense of $10.5 million was recorded, with an effective tax rate of 23.5%, compared to an income tax benefit of $22.4 million, with an effective rate of 34.7% for last year’s comparable period.

The effective rate decrease for the twenty-six weeks ended December 1, 2018 was primarily related to the change in the federal statutory rate from 35% to 21%, resulting from legislation enacted on December 22, 2017.

Index

At December 1, 2018, trade and other receivables included income taxes receivable of $1.2 million compared to income taxes payable recorded in accounts payable and accrued expenses of $17.4 million at June 2, 2018. The receivable balance at December 1, 2018, is the result of overpayment of estimated tax payments during the first two quarters of fiscal 2019.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended December 1, 2018, net income attributable to noncontrolling interest was $199,000 compared to net income of $55,000 for the same period of fiscal 2018.

For the twenty-six weeks ended December 1, 2018, net income attributable to noncontrolling interest was $537,000 compared to net loss of $129,000 for the same period of fiscal 2018. This is attributable to income and losses from the Company’s majority owned subsidiary.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended December 1, 2018 was $21.8 million, or $0.45 per basic and diluted share, compared to a loss of $26.1 million, or $0.54 per basic and diluted share for the same period of last year.

Net income for the twenty-six weeks ended December 1, 2018 was $34.2 million, or $0.71 per basic and diluted share, compared to a loss of $42.1 million, or $0.87 per basic and diluted share, for the same period of fiscal 2018.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at December 1, 2018 was $493.0 million, compared to $479.7 million at June 2, 2018. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 6.06 at December 1, 2018, compared with 5.45 at June 2, 2018.

Our long-term debt at December 1, 2018, including current maturities, was $3.9 million, compared to $6.1 million at June 2, 2018. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of December 1, 2018, no amounts were borrowed under the Revolving Credit Facility. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Refer to Notes 8 and 16 of our June 2, 2018 audited financial statements for further information regarding our long-term debt.

For the twenty-six weeks ended December 1, 2018, $27.7 million in net cash was provided by operating activities, a decrease of $37.2 million, compared to $64.8 million for the comparable period in fiscal 2018.   Decreased accounts payable, due to the prior-year accrual of the $80.8 million legal settlement, and an increase in receivables in the current year contributed to our decrease in cash flow from operations.

For the twenty-six weeks ended December 1, 2018, approximately $108.3 million was provided from the sale and maturity of short-term investments compared to $61.7 million for the twenty-six weeks ended December 2, 2017. We used $78.6 million and $112.8 million for purchases of short-term investments for the twenty-six weeks ended December 1, 2018 and December 2, 2017, respectively.

We invested $4.3 million in unconsolidated entities in fiscal 2019 compared to $2.8 million for the same period fiscal 2018.  Approximately $19.0 million was used to purchase property, plant and equipment compared to $10.2 million in the twenty-six weeks ended December 2, 2017.  In fiscal 2019, we used $17.9 million for the acquisition of

Index

Featherland Egg Farms, Inc. We received $4.5 million in distributions from unconsolidated entities during the twenty-six weeks ended December 1, 2018 compared to $3.4 million first quarter of fiscal 2018. We used $2.2 million for principal payments on long-term debt and capital leases, including the final payment on a 5.4% note payable that matured in the first quarter, compared to $2.4 million for the same period of fiscal 2018. We paid out $21.2 million in dividends during fiscal 2019 compared to zero for the same period of last year.

As of December 1, 2018, cash decreased approximately $2.2 million since June 2, 2018 compared to an increase of $2.2 million during the same period of fiscal 2018.

Certain property, plant, and equipment is pledged as collateral on our note payable.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreement governing the note to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At December 1, 2018, we were in compliance with the financial covenant requirements of all loan agreements. Under the loan agreement, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the loan agreement. Our debt agreement requires Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

Index

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including our Red River joint venture. The following table represents material construction projects approved as of January 2, 2019 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of December 1, 2018	Remaining Projected Cost
Pullet Houses	Lake City, FL	January 2019	$4,672	$3,170	$1,502
Convertible/Cage-Free Layer Houses	Pittsburg, TX	June 2019	11,069	2,512	8,557
Convertible/Cage-Free Layer Houses	Lake City, FL	August 2019	11,782	1,378	10,404
Convertible/Cage-Free Layer Houses	Bushnell, FL	October 2019	11,543	2,123	9,420
Convertible/Cage-Free Layer Houses	Harwood, TX	October 2019	12,505	—	12,505
Convertible/Cage-Free Layer Houses	Bushnell, FL	February 2020	6,151	—	6,151
			$57,722	$9,183	$48,539

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of December 1, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended September 1, 2018, under Part II, Item 1:  Legal Proceedings, and our Annual Report on Form 10-K for the year ended June 2, 2018, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:

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

The Company settled all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). On November 7, 2018, the Company

Index

agreed to settle all claims brought by one of these plaintiffs, Conopco, Inc. on a confidential basis and for an amount that does not have a material impact on the Company’s financial condition or results. The settlement is, however, reflected in our results of operations along with certain other legal settlements and expenses. The Court entered a final judgment dismissing Conopco’s claims against the Company on November 21, 2018. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. These egg products plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgment and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave and on August 17, 2018, defendants filed their motions for summary judgment and requested oral argument. The plaintiffs filed their responses on September 21, 2018, and sur-replies on October 19, 2018, and the defendants filed their replies on October 12, 2018. On December 19, 2018, the District Court heard oral argument on the renewed motions for summary judgment but has not issued a ruling.

The Company intends to continue to defend the remaining case as vigorously as possible based on defenses which the Company believes are meritorious and provable.  While management believes that the likelihood of a material adverse outcome in the overall egg antitrust litigation has been significantly reduced as a result of the settlements and rulings described above, there is still a reasonable possibility of a material adverse outcome in the remaining egg antitrust litigation. At the present time, however, it is not possible to estimate the amount of monetary exposure, if any, to the Company because of this remaining case.  Adjustments, if any, which might result from the resolution of these remaining legal matters, have not been reflected in the financial statements.

Other Matters

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on  Form 10-K for the fiscal year ended June 2, 2018.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our second quarter 2019 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
09/02/18 to 09/29/18	—	$—	—	—
09/30/18 to 10/27/18	129	49.00	—	—
10/28/18 to 12/01/18	—	—	—	—
	129	$49.00	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated January 4, 2019 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on January 4, 2019)
101.INS*+	XBRL Instance Document Exhibit
101.SCH*+	XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document Exhibit
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document Exhibit
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	January 4, 2019	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	January 4, 2019	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿