Form 10-Q
period 2019-03-02
CAL-MAINE FOODS INC
filed 2019-04-01
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 2, 2019

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
Yes ☐    No ☑
There were 43,894,478 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 28, 2019.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 2, 2019

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 2, 2019	June 2, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$97,370	$48,431
Investment securities available-for-sale	244,482	282,586
Trade and other receivables (less allowance for doubtful accounts of
$318 and $268 at March 2, 2019 and June 2, 2018, respectively)	93,222	85,839
Inventories	178,418	168,644
Prepaid expenses and other current assets	3,912	2,020
Total current assets	617,404	587,520
Property, plant and equipment, net	439,300	425,384
Investments in unconsolidated entities	68,728	66,806
Goodwill	35,525	35,525
Other intangible assets, net	24,466	26,307
Other long-lived assets	9,032	8,905
TOTAL ASSETS	$1,194,455	$1,150,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$84,116	$87,209
Accrued dividends payable	13,245	17,093
Current maturities of long-term debt and capital lease obligations	2,444	3,536
Total current liabilities	99,805	107,838
Long-term debt and capital lease obligations, less current maturities	677	2,554
Other noncurrent liabilities	8,595	8,318
Deferred income taxes	77,335	76,055
Total liabilities	186,412	194,765
Contingencies - see Note 5

Stockholders’ equity:
Common stock, $0.01 par value, 120,000 authorized and 70,261 shares issued at
March 2, 2019, and June 2, 2018, respectively, and 43,895 and 43,831 shares
outstanding at March 2, 2019 and June 2, 2018, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at March 2, 2019 and June 2, 2018	48	48
Paid-in capital	55,857	53,323
Retained earnings	974,287	924,918
Accumulated other comprehensive income (loss), net of tax	39	(693)
Common stock in treasury at cost – 26,366 and 26,430 shares at March 2, 2019
and June 2, 2018	(25,865)	(24,966)
Total Cal-Maine Foods, Inc. stockholders’ equity	1,005,069	953,333
Noncontrolling interest in consolidated entities	2,974	2,349
Total stockholders’ equity	1,008,043	955,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,194,455	$1,150,447
See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net sales	$383,992	$435,820	$1,080,616	$1,059,837
Cost of sales	301,551	315,722	870,511	840,007
Gross profit	82,441	120,098	210,105	219,830
Selling, general, and administrative expense	45,009	44,175	132,500	128,045
Legal settlement expense	—	—	2,250	80,750
Gain on disposal of fixed assets	(758)	(279)	(847)	(325)
Operating income	38,190	76,202	76,202	11,360
Other income (expense):
Interest income, net	1,986	992	5,459	2,043
Royalty income	565	169	1,784	760
Patronage dividends	10,482	8,286	10,482	8,286
Equity in income of affiliates	2,111	2,379	4,449	2,302
Other, net	147	29	372	(1,304)
Total other income	15,291	11,855	22,546	12,087

Income before income taxes and noncontrolling interest	53,481	88,057	98,748	23,447
Income tax (benefit) expense	13,616	(8,301)	24,134	(30,653)
Net income before noncontrolling interest	39,865	96,358	74,614	54,100
Less: Net income (loss) attributable to noncontrolling interest	88	64	625	(65)
Net income attributable to Cal-Maine Foods, Inc.	$39,777	$96,294	$73,989	$54,165

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.82	$1.99	$1.53	$1.12
Diluted	$0.82	$1.99	$1.52	$1.12
Weighted average shares outstanding:
Basic	48,417	48,361	48,416	48,340
Diluted	48,533	48,476	48,545	48,460

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net income, including noncontrolling interests	$39,865	$96,358	$74,614	$54,100

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	1,217	(547)	967	(1,004)

Income tax benefit (expense) related to items of other comprehensive loss	(296)	155	(235)	340

Other comprehensive income (loss), net of tax	921	(392)	732	(664)

Comprehensive income	40,786	95,966	75,346	53,436

Less: comprehensive income (loss) attributable to the noncontrolling interest	88	64	625	(65)

Comprehensive income attributable to Cal-Maine Foods, Inc.	$40,698	$95,902	$74,721	$53,501

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	March 2, 2019	March 3, 2018
Operating activities:
Net income including noncontrolling interest	$74,614	$54,100
Depreciation and amortization	40,857	40,331
Other adjustments, net	(20,863)	51,655
Net cash provided by operations	94,608	146,086

Investing activities:
Purchases of investment securities	(122,191)	(136,921)
Sales and maturities of investment securities	160,190	95,289
Investment in unconsolidated entities	(4,272)	(4,100)
Distributions from unconsolidated entities	6,545	5,831
Acquisition of business	(17,889)	—
Purchases of property, plant and equipment	(36,841)	(13,639)
Net proceeds from disposal of property, plant and equipment	1,212	579
Net cash used by investing activities	(13,246)	(52,961)

Financing activities:
Purchase of common stock by treasury	(985)	(1,128)
Contributions from noncontrolling interests	—	279
Principal payments on long-term debt and capital lease obligations	(2,969)	(3,662)
Payment of dividends	(28,469)	—
Net cash used in financing activities	(32,423)	(4,511)

Net change in cash and cash equivalents	48,939	88,614

Cash and cash equivalents at beginning of period	48,431	17,564
Cash and cash equivalents at end of period	$97,370	$106,178

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 2, 2019
(unaudited)
1.   Presentation of Interim Information

The condensed consolidated balance sheet at June 2, 2018 was derived from the audited consolidated financial statements at that date.  It does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affected reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.  Operating results for the thirteen and thirty-nine weeks ended March 2, 2019 are not necessarily indicative of the results that may be expected for the year ending June 1, 2019.

For further information, refer to the consolidated financial statements and footnotes thereto included in Cal-Maine Foods, Inc.’s annual report on Form 10-K for the fiscal year ended June 2, 2018. References to “we,” “us,” “our,” or the “Company” refer to Cal-Maine Foods, Inc.

2. Acquisition

On October 14, 2018, the Company acquired substantially all of the commerical egg production and processing assets of Featherland Egg Farms, Inc. (“Featherland”) for $17.9 million in cash. The acquired assets include facilities with current capacity for approximately 600,000 laying hens, a feed mill, and related production and distribution facilities located near Marion, Texas. The acquired operations of Featherland are included in the accompanying financial statements as of October 14, 2018. Acquisition related costs incurred during the period were immaterial to the financial statements.

Pending the finalization of the Company’s valuation, the following table presents the preliminary fair values of the assets acquired (in thousands):

Inventory	$1,433
Property, plant and equipment	16,206
Intangible assets	250
Purchase price	$17,889

Pro-forma information was not material to the Company’s Condensed Consolidated Financial Statements.

3.   Stock Based Compensation

Total stock based compensation expense for the thirty-nine weeks ended March 2, 2019 and March 3, 2018 was $2.6 million in both periods.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at March 2, 2019 was $7.0 million, and will be recorded over a weighted average period of 2.3 years.  Refer to Note 10 of our June 2, 2018 audited financial statements for further information on our stock compensation plans.

Index

At March 2, 2019, there were 252,388 restricted shares outstanding, with a weighted average grant date fair value of $43.20 per share. The Company’s restricted share activity for the thirty-nine weeks ended March 2, 2019 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 2, 2018	241,290	$45.30
Granted	94,189	42.68
Vested	(75,942)	49.14
Forfeited	(7,149)	44.00
Outstanding, March 2, 2019	252,388	$43.20

4.   Inventories

Inventories consisted of the following (in thousands):

	March 2, 2019	June 2, 2018
Flocks	$103,311	$96,594
Eggs and egg products	18,245	17,313
Feed and supplies	56,862	54,737
	$178,418	$168,644

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at March 2, 2019 consisted of approximately 9.4 million pullets and breeders and 37.7 million layers.

5.   Contingencies

Financial Instruments
The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at March 2, 2019.  The LOCs are collateralized with cash which is included in the line item “Other assets” in the Condensed Consolidated Balance Sheets.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

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

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net income attributable to Cal-Maine Foods, Inc.	$39,777	$96,294	$73,989	$54,165

Basic weighted-average common shares	48,417	48,361	48,416	48,340
Effect of dilutive securities:
Restricted shares	116	115	129	120
Dilutive potential common shares	48,533	48,476	48,545	48,460

Net income per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.82	$1.99	$1.53	$1.12
Diluted	$0.82	$1.99	$1.52	$1.12

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	March 2, 2019		June 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$2,019	$2,047	$4,750	$4,732
Long-term leases	1,102	967	1,340	1,171
	$3,121	$3,014	$6,090	$5,903

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of March 2, 2019 and June 2, 2018 (in thousands):
໿

				Total
March 2, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$30,770	—	$30,770
Municipal bonds	—	47,907	—	47,907
Commercial paper	—	3,223	—	3,223
Corporate bonds	—	155,571	—	155,571
Certificates of deposits	—	3,020	—	3,020
Asset backed securities	—	3,991	—	3,991
Mutual funds	3,403	—	—	3,403
Total assets measured at fair value	$3,403	$244,482	—	$247,885
໿

				Total
June 2, 2018	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$23,817	$—	$23,817
Municipal bonds	—	20,666	—	20,666
Certificates of deposits	—	2,507	—	2,507
Commercial paper	—	17,920	—	17,920
Corporate bonds	—	214,083	—	214,083
Variable rate demand notes	—	600	—	600
Asset backed securities	—	2,993	—	2,993
Mutual funds	3,071	—	—	3,071
Total assets measured at fair value	$3,071	$282,586	$—	$285,657

Investment securities – available-for-sale have maturities of three months or longer when purchased, and are classified as current, because they are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿

Index

8.   Investment Securities

The following represents the Company’s investment securities as of March 2, 2019 and June 2, 2018 (in thousands):

March 2, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,834	$—	$64	$30,770
Municipal bonds	47,866	41	—	47,907
Commercial paper	3,238	—	15	3,223
Corporate bonds	156,040	—	469	155,571
Certificates of deposits	3,025	—	5	3,020
Asset backed securities	3,990	1	—	3,991
Total current investment securities	$244,993	$42	$553	$244,482

Mutual funds	$2,312	$1,091	$—	$3,403
Total noncurrent investment securities	$2,312	$1,091	$—	$3,403

June 2, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$23,991	$—	$174	$23,817
Municipal bonds	20,697	—	31	20,666
Certificates of deposits	2,510	—	3	2,507
Commercial paper	17,926	—	6	17,920
Corporate bonds	215,273	—	1,190	214,083
Variable rate demand notes	600	—	—	600
Asset backed securities	3,010	—	17	2,993
Total current investment securities	$284,007	$—	$1,421	$282,586

Mutual funds	$2,037	$1,034	$—	$3,071
Total noncurrent investment securities	$2,037	$1,034	$—	$3,071

The mutual funds are classified as “Other long-lived assets” in the Company’s Condensed Consolidated Balance Sheets. Proceeds from sales and maturities of investment securities were $160.2 million and $95.3 million during the thirty-nine weeks ended March 2, 2019 and March 3, 2018, respectively. Gross realized gains for the thirty-nine weeks ended March 2, 2019 and March 3, 2018 were approximately $55,000 and $25,000, respectively.  Gross realized losses for the thirty-nine weeks ended March 2, 2019 and March 3, 2018 were approximately $35,000 and $5,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains (losses), net of taxes, for the thirty-nine weeks ended March 2, 2019 and March 3, 2018 were as follows (in thousands):

	39 Weeks Ended
	March 2, 2019	March 3, 2018
Current investments	$689	$(975)
Noncurrent investments	43	311
Total unrealized holding gains (losses)	$732	$(664)

Index

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at March 2, 2019, are as follows (in thousands):

Estimated Fair Value
Within one year	$140,391
1-5 years	104,091
Total	$244,482

໿
9.   Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. For the third quarter of fiscal 2019, the dividend is payable on May 16, 2019, to holders of record on May 1, 2019. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. The amount of the accrual appears on the Condensed Consolidated Balance Sheets as “Accrued dividends payable”. At the end of the third quarter of fiscal 2018 on March 3, 2018, the amount of cumulative losses to be recovered before payment of a dividend was $20.5 million.

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net income attributable to Cal-Maine Foods, Inc.	$39,777	$96,294	$73,989	$54,165

Net income attributable to Cal-Maine Foods, Inc. available for dividend	$39,777	$—	$73,989	$—

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	$13,245	$—	$24,626	$—

Common stock outstanding (shares)	43,894	43,773
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,694	48,573

Dividends per common share*	$0.272	$—	$0.506	$—
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Index

10.   Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen and thirty-nine weeks ended March 2, 2019 and March 3, 2018 (in thousands):

	Thirteen Weeks Ended March 2, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income (Loss)	Earnings	Interest	Total
Balance at December 1, 2018	$703	$48	$(24,974)	$55,079	$(882)	$947,768	$2,886	$980,628
Other comprehensive income, net of tax	—	—	—	—	921	—	—	921
Grant of restricted stock, net of forfeitures	—	—	88	(88)	—	—	—	—
Purchase of company stock - shares withheld to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(979)	—	—	—	—	(979)
Restricted stock compensation	—	—	—	866	—	—	—	866
Dividends	—	—	—	—	—	(13,258)	—	(13,258)
Net income	—	—	—	—	—	39,777	88	39,865
Balance at March 2, 2019	$703	$48	$(25,865)	$55,857	$39	$974,287	$2,974	$1,008,043
໿

	Thirty-nine Weeks Ended March 2, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income (Loss)	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive income, net of tax	—	—	—	—	732	—	—	732
Grant of restricted stock, net of forfeitures	—	—	86	(86)	—	—	—	—
Purchase of company stock - shares withheld to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(985)	—	—	—	—	(985)
Restricted stock compensation	—	—	—	2,620	—	—	—	2,620
Dividends	—	—	—	—	—	(24,620)	—	(24,620)
Net income	—	—	—	—	—	73,989	625	74,614
Balance at March 2, 2019	$703	$48	$(25,865)	$55,857	$39	$974,287	$2,974	$1,008,043

Index

	Thirteen Weeks Ended March 3, 2018
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at December 2, 2017	$703	$48	$(23,940)	$51,670	$(400)	$773,917	$1,956	$803,954
Other comprehensive loss, net of tax	—	—	—	—	(392)	—	—	(392)
Grant of restricted stock, net of forfeitures	—	—	75	(75)	—	—	—	—
Purchase of company stock - shares withheld to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(1,102)	—	—	—	—	(1,102)
Restricted stock compensation	—	—	—	841	—	—	—	841
Net income	—	—	—	—	—	96,294	64	96,358
Balance at March 3, 2018	$703	$48	$(24,967)	$52,436	$(792)	$870,211	$2,020	$899,659

	Thirty-nine Weeks Ended March 3, 2018
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 3, 2017	$703	$48	$(23,914)	$49,932	$(128)	$816,046	$1,806	$844,493
Other comprehensive loss, net of tax	—	—	—	—	(664)	—	—	(664)
Grant of restricted stock, net of forfeitures	—	—	75	(75)	—	—	—	—
Purchase of company stock - shares withheld to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(1,128)	—	—	—	—	(1,128)
Contribution from noncontrolling interest partners	—	—	—	—	—	—	279	279
Restricted stock compensation	—	—	—	2,579	—	—	—	2,579
Net income (loss)	—	—	—	—	—	54,165	(65)	54,100
Balance at March 3, 2018	$703	$48	$(24,967)	$52,436	$(792)	$870,211	$2,020	$899,659

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
Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer’s account for product that the customer is unable to sell before expiration.  The Company records an estimate of returns and refunds by using historical return data and comparing to current period sales and accounts receivable.  The allowance is recorded as a reduction in sales with a corresponding reduction in trade accounts receivable.

Index

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Non-specialty shell egg sales	234,960	287,259	$659,446	$662,017
Specialty shell egg sales	131,120	128,079	364,222	343,069
Co-pack specialty shell egg sales	7,052	6,956	20,055	18,875
Egg products	9,520	12,095	32,656	29,085
Other	1,340	1,431	4,237	6,791
	$383,992	$435,820	$1,080,616	$1,059,837

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

Index

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs (“UB southeastern large index”) for our fiscal years 2014-2018 ranged from a low of $0.58 in fiscal year 2016 to a high of $3.00 in fiscal year 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Historically, shell egg prices have increased with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the third quarter, the average UB southeastern large index price was down 19.5% compared with the prior-year period. At the same time, due to the strength of our specialty business, our net average selling price for shell eggs for the thirteen weeks ended March 2, 2019 was down 11.1% to $1.373 compared with $1.545 for the corresponding period of fiscal 2018. While demand trends have been strong in 2019, particularly for our specialty egg business, we believe supply concerns have affected market prices. Actual hen numbers from the March 2019 USDA report are 336.1 million, up 1.7% over last year. These numbers continue to trend upwards, which could negatively affect average market prices for our fourth fiscal quarter and throughout calendar 2019.

Index

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. Specialty shell eggs have been a significant and growing portion of the market. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment convertible to cage-free, based on a timeline to meet our customer’s needs.

Additionally, in November 2018 California passed Proposition 12, which provides for minimum space requirements per hen beginning in 2020 and mandates that all eggs or egg products sold in California must be cage-free by 2022. While our direct sales into California have not been material, we expect that Proposition 12 will affect sourcing and production of eggs in California, as well as future supply and pricing in other areas of the country. In response to these developments, on March 29, 2019, our Board of Directors approved a major expansion of the cage-free capacity at the Company’s Delta, Utah facility. This expansion includes new facilities for 2.0 million cage-free hens, pullets and a processing plant, as well as renovation of existing capacity to cage-free for another 1.4 million hens, with initial capacity expected to come on line in late 2019 and completion by early 2022. With these additions, the Delta facility will have approximately 3.4 million cage-free hens to help meet the demands of the California market. Other approved expansion projects include adding pullets and cage-free capacity for 1.0 million hens in Pittsburg, Texas, and building new cage-free pullet housing in Zephyrhills, Florida. The total approved capital expenditures for these expansion projects is $148 million. See the table under “Capital Resources and Liquidity” later in this section for further information on capital expenditure projects.

For the thirteen weeks ended March 2, 2019 and March 3, 2018, we produced approximately 82% and 81% of the total number of shell eggs we sold, respectively.  For the thirteen weeks ended March 2, 2019 and March 3, 2018, approximately 10% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 57% of our total farm egg production cost for the thirteen weeks ended March 2, 2019 and March 3, 2018. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation, storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. The USDA reported a record harvest for 2018’s corn and soybean crops, resulting in a large carryout, or supply, into 2019 that should provide an ample supply of feed ingredients for the rest of our fiscal 2019. However, grain prices have been volatile due to the geopolitical issues and uncertainties surrounding the latest international tariff policies.

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.5%	72.4%	80.6%	79.3%
Gross profit	21.5%	27.6%	19.4%	20.7%
Selling, general, and administrative expense	11.7%	10.1%	12.2%	12.1%
Legal settlement expense	—%	—%	0.2%	7.7%
Gain on disposal of fixed assets	(0.2)%	(0.1)%	(0.1)%	—%
Operating income	10.0%	17.6%	7.1%	0.9%
Other income, net	4.0%	2.7%	2.1%	1.1%
Income before income taxes and noncontrolling interest	14.0%	20.3%	9.2%	2.0%
Income tax (benefit) expense	3.5%	(1.9)%	2.2%	(2.9)%
Net income before noncontrolling interest	10.5%	22.2%	7.0%	4.9%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	0.1%	—%
Net income attributable to Cal-Maine Foods, Inc.	10.5%	22.2%	6.9%	4.9%

NET SALES

Net sales for the thirteen weeks ended March 2, 2019 were $384.0 million, a decrease of $51.8 million, or 11.9%, compared to net sales of $435.8 million for the thirteen weeks ended March 3, 2018. The decrease was primarily due to a decrease in egg selling prices as well as a small reduction in dozens sold for the current year period. The decline in net sales compared to the prior-year period was affected by the timing of the Easter holiday, which occurred three weeks earlier in fourth quarter 2018 and was preceded by a strong pre-holiday sales bump in our third quarter last year.

Shell egg sales made up approximately 97.5% of net sales for the thirteen weeks ended March 2, 2019.  Dozens sold for the thirteen weeks ended March 2, 2019 were 271.8 million, a 0.5% decrease from 273.2 million dozen for the same period of fiscal 2018. The volume decrease accounted for a $2.2 million decrease in net sales.

Net average selling price per dozen of shell eggs was $1.373 for the thirteen weeks ended March 2, 2019, compared to $1.545 for the thirteen weeks ended March 3, 2018. The 11.1% decrease in average selling price accounted for a $47.0 million decrease in net sales.

Egg products accounted for 2.5% of net sales for the thirteen weeks ended March 2, 2019. These revenues were $9.5 million for the thirteen weeks ended March 2, 2019, compared to $12.1 million for the thirteen weeks March 3, 2018.

Net sales for the thirty-nine weeks ended March 2, 2019 were $1,080.6 million, an increase of $20.8 million, or 2.0%, compared to net sales of $1,059.8 million for the thirty-nine weeks ended March 3, 2018. The increase was primarily due to an increase in year-to-date egg selling prices.

Shell egg sales made up approximately 97.0% of net sales for the thirty-nine weeks ended March 2, 2019.  Dozens sold for the thirty-nine weeks ended March 2, 2019 were 784.1 million, a slight decrease from 785.8 million dozen sold for the same period of fiscal 2018. The volume decrease accounted for a $2.1 million decrease in net sales.

Index

Net average selling price per dozen of shell eggs was $1.331 for the thirty-nine weeks ended March 2, 2019, compared to $1.303 for the thirty-nine weeks ended March 3, 2018. The 2.1% increase in average selling price accounted for a $22.0 million increase in net sales.

Egg products accounted for 3.0% of net sales for the thirty-nine weeks ended March 2, 2019. These revenues were $32.7 million for the thirty-nine weeks ended March 2, 2019, compared to $29.1 million for the thirty-nine weeks ended March 3, 2018.

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
	March 2, 2019		March 3, 2018		March 2, 2019		March 3, 2018
Total net sales	$383,992		$435,820		$1,080,616		$1,059,837

Non-specialty shell eggs	$234,960	62.7%	$287,259	67.8%	$659,446	62.9%	$662,017	64.2%
Specialty shell eggs	131,120	35.0%	128,079	30.2%	364,222	34.8%	343,069	33.3%
Co-pack specialty shell eggs	7,052	1.9%	6,956	1.7%	20,055	1.9%	18,875	1.8%
Other	1,340	0.4%	1,431	0.3%	4,237	0.4%	6,791	0.7%
Net shell egg sales	$374,472	100.0%	$423,725	100.0%	$1,047,960	100.0%	$1,030,752	100.0%

Net shell egg sales as a percent of total net sales	97.5%		97.2%		97.0%		97.3%

Dozens sold:
Non-specialty shell eggs	201,179	74.0%	203,444	74.4%	585,741	74.7%	596,061	75.9%
Specialty shell eggs	67,093	24.7%	66,260	24.3%	188,224	24.0%	179,941	22.9%
Co-pack specialty shell eggs	3,533	1.3%	3,505	1.3%	10,163	1.3%	9,756	1.2%
Total dozens sold	271,805	100.0%	273,209	100.0%	784,128	100.0%	785,758	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$1.168		$1.413		$1.126		$1.111
Specialty shell eggs	$1.954		$1.933		$1.935		$1.907
All shell eggs	$1.373		$1.545		$1.331		$1.303

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in

Index

production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended March 2, 2019, non-specialty egg dozens sold decreased 1.1%. The average selling price decreased 17.3% to $1.168 from $1.413 for the same period of fiscal 2018. For the thirty-nine weeks ended March 2, 2019, non-specialty shell egg dozens sold decreased 1.7%. The average selling price increased 1.4% to $1.126 from $1.111 for the same period of fiscal 2018.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended March 2, 2019, specialty shell egg dozens sold increased 1.3%, and the average selling price increased 1.1% to $1.954 from $1.933 for the same period of fiscal 2018. For the thirty-nine weeks ended March 2, 2019, specialty shell egg dozens sold increased 4.6%, and the average selling price increased 1.5% to $1.935 from $1.907 for the same period of fiscal 2018.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirty-nine weeks ended March 2, 2019 and March 3, 2018 were 10.2 million and 9.8 million dozen, respectively, which represented 1.3% and 1.2% of total dozens sold for those periods.

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

For the third quarter of fiscal 2019, egg product sales were $9.5 million, a decrease of $2.6 million, or 21.5%, compared to $12.1 million for the same period of fiscal 2018. Pounds sold for the third quarter of fiscal 2019 were 14.7 million, a decrease of 0.8 million, or 5.5%, compared to the same period of fiscal 2018. The selling price per pound for the third quarter of fiscal 2019 was $0.650 compared to $0.782 for the same period of fiscal 2018, a 16.9% decrease.

For the thirty-nine weeks ended March 2, 2019, egg product sales were $32.7 million, an increase of $3.6 million compared to $29.1 million for the same period of fiscal 2018. Pounds sold for the thirty-nine weeks ended March 2, 2019 were 45.2 million, a decrease of 0.2 million, or 0.4%, compared to the same period of fiscal 2018. The selling price per pound for the thirty-nine weeks ended March 2, 2019 was $0.725 compared to $0.644 for the same period of fiscal 2018, a 12.6% increase.

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
໿
໿
໿
໿

	13 Weeks Ended			39 Weeks Ended
	March 2, 2019	March 3, 2018	Percent Change	March 2, 2019	March 3, 2018	Percent Change
Cost of Sales:
Farm production	$162,595	$152,224	6.8%	$473,655	$448,416	5.6%
Processing, packaging, and warehouse	57,126	55,525	2.9%	167,181	160,344	4.3%
Egg purchases and other (including change in inventory)	74,295	97,796	(24.0)%	205,096	205,849	(0.4)%
Total shell eggs	294,016	305,545	(3.8)%	845,932	814,609	3.8%
Egg products	7,443	10,041	(25.9)%	23,881	24,808	(3.7)%
Other	92	136	(32.4)%	698	590	18.3%
Total	$301,551	$315,722	(4.5)%	$870,511	$840,007	3.6%

Farm production cost (per dozen produced)
Feed	$0.421	$0.396	6.3%	$0.416	$0.387	7.5%
Other	$0.320	$0.297	7.7%	$0.316	$0.300	5.3%
Total	$0.741	$0.693	6.9%	$0.732	$0.687	6.6%

Outside egg purchases (average cost per dozen)	$1.30	$1.59	(18.2)%	$1.31	$1.35	(3.0)%

Dozen produced	222,213	221,119	0.5%	654,380	657,578	(0.5)%
Dozen sold	271,805	273,209	(0.5)%	784,128	785,758	(0.2)%

Cost of sales for the third quarter of fiscal 2019 was $301.6 million, a decrease of $14.2 million, or 4.5%, from $315.7 million for the third quarter of fiscal 2018. This decrease was primarily driven by a decrease in the cost of outside egg purchases. Feed cost per dozen for the third quarter of fiscal 2019 was $0.421, compared to $0.396 per dozen for the third quarter of fiscal 2018, an increase of 6.3%, due to increased ingredient costs. This resulted in an increase in cost of sales of approximately $5.5 million. The increase in ingredient costs was primarily related to less favorable crop conditions in the south central U. S., which adversely affected ingredient prices at some of our larger feed mill operations. Also, our organic and other specialty egg production continues to grow, which requires a higher priced feed formulation. Other farm production cost increased 7.7% to $0.320 per dozen for the third quarter of fiscal 2019 compared to $0.297 for the same period of last year. Processing, packaging, and warehouse cost increased 2.9% for the current year period over the same period of a year ago primarily due to increases in processing costs.

Cost of sales for the thirty-nine weeks ended March 2, 2019 was $870.5 million, an increase of $30.5 million, or 3.6%, from $840.0 million for the same period of fiscal 2018. The increase was primarily driven by increased farm production costs. Dozens produced decreased 0.5% compared to the same period of fiscal 2018 as we adjusted flock rotations early in fiscal 2019 in order to maximize production for the holiday season. Feed cost per dozen for the thirty-nine weeks ended March 2, 2019, was $0.416, compared to $0.387 per dozen for the comparable period of fiscal 2018, an increase of 7.5%, due to increased ingredient costs. This resulted in an increase in cost of sales of approximately $19.1 million compared to the prior year period. Other farm production cost per dozen produced increased 5.3% to $0.316 for the thirty-nine weeks ended March 2, 2019, compared to $0.300 for the same period of last year primarily due to increased fixed costs for year-over-year periods and reduced dozens produced. Processing, packaging, and warehouse cost increased 4.3% for the current year period over the same period of a year ago primarily due to processing more outside egg purchases and increases in processing, packaging and container costs.

Index

Gross profit for the third quarter of fiscal 2019 was $82.4 million compared to $120.1 million for the third quarter of fiscal 2018, primarily as a result of the decrease in the average selling price of non-specialty eggs along with the other factors dicussed above. For the thirty-nine weeks ended March 2, 2019, gross profit decreased to $210.1 million from $219.8 million for the same period of fiscal 2018 primarily due to increases in feed and other costs, partially offset by the increase in average customer selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	March 2, 2019	March 3, 2018	$ Change	% Change
Specialty egg expense	$14,218	$13,848	$370	2.7%
Delivery expense	13,442	13,443	(1)	—%
Payroll and overhead	9,663	9,425	238	2.5%
Stock compensation expense	866	841	25	3.0%
Other expenses	6,820	6,618	202	3.1%
Total	$45,009	$44,175	$834	1.9%

For the thirteen weeks ended March 2, 2019, selling, general, and administrative expense was $45.0 million compared to $44.2 million for the thirteen weeks ended March 3, 2018. Specialty egg expense increased $370,000, or 2.7%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 1.3% for the thirteen weeks ended March 2, 2019. Advertising expense, which is a component of specialty egg expense, also contributed to the increase in specialty egg expense in the current period.

	39 Weeks Ended
	March 2, 2019	March 3, 2018	$ Change	% Change
Specialty egg expense	$40,973	$37,422	$3,551	9.5%
Delivery expense	40,145	39,680	465	1.2%
Payroll and overhead	28,845	27,168	1,677	6.2%
Stock compensation expense	2,620	2,579	41	1.6%
Other expenses	19,917	21,196	(1,279)	(6.0)%
Total	$132,500	$128,045	$4,455	3.5%

໿
For the thirty-nine weeks ended March 2, 2019, selling, general, and administrative expense was $132.5 million, an increase of $4.5 million, or 3.5%, compared to $128.0 million for the thirty-nine weeks ended March 3, 2018. Specialty egg expense increased $3.6 million, or 9.5%, compared to the same period of last year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 4.6% for the thirty-nine weeks ended March 2, 2019. Advertising expense, which is a component of specialty egg expense, also contributed to the increase in specialty egg expense due to an increase in refunded promotional allowances in the prior year period. Payroll and overhead increased $1.7 million, or 6.2%, compared to the same period of fiscal 2018 primarily due to a change in the timing of accruals related to sick leave benefits. Other expenses for the thirty-nine weeks ended March 2, 2019 compared to the same period of prior year, were down $1.3 million, or 6.0%, primarily due to reduced legal and audit expense.

LEGAL SETTLEMENT EXPENSE

Legal settlement expense for the thirty-nine weeks ended March 2, 2019 was $2.3 million compared to $80.8 million for the same period of last fiscal year, primarily reflecting settlements of several direct action purchasers’ antitrust claims against the Company.

Index

OPERATING INCOME

As a result of the above, operating income was $38.2 million for the third quarter of fiscal 2019, compared to $76.2 million for the same period of fiscal 2018.

For the thirty-nine weeks ended March 2, 2019, we recorded an operating income of $76.2 million compared to $11.4 million for the same period of fiscal 2018.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the third quarter of fiscal 2019, we earned $2.1 million of interest income compared to $1.1 million for the same period of last year. This resulted from higher interest rates earned during the period and higher average invested balances. The Company recorded interest expense of $115,000 and $104,000, of which $0 and $8,000 was capitalized, in the third quarters of fiscal 2019 and 2018, respectively.

For the thirty-nine weeks ended March 2, 2019, we earned $5.8 million of interest income compared to $2.2 million for the same period of fiscal 2018. The increase resulted from higher interest rates during the period and higher average invested balances. The Company recorded interest expense of $358,000 and $387,000, of which zero and $214,000 was capitalized, for the thirty-nine weeks ended March 2, 2019 and March 3, 2018, respectively.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc., increased $2.2 million from $8.3 million for the thirteen and thirty-nine weeks ended March 3, 2018 to $10.5 million for the thirteen and thirty-nine weeks ended March 2, 2019.

Equity in income of affiliates for the thirty-nine weeks ended March 2, 2019 was income of $4.4 million compared to $2.3 million for the same period of fiscal 2018. The increase of $2.1 million is primarily due to improved results at our Red River Valley Egg Farm joint venture.

Other, net for the thirty-nine weeks ended March 2, 2019, was income of $372,000 compared to a loss of $1.3 million for the same period of fiscal 2018, primarily driven by uninsured losses in the prior year period.

INCOME TAXES

For the thirteen weeks ended March 2, 2019, pre-tax income was $53.5 million compared to $88.1 million for the same period of fiscal 2018. For thirteen weeks ended March 2, 2019, income tax expense of $13.6 million was recorded, with an effective tax rate of 25.5%, compared to income tax benefit of $8.3 million for the comparable period of 2018, which reflects an effective tax rate of 31.8% excluding the impact of discrete items related to a $35 million tax benefit recorded in the third quarter of 2018 in connection with the Tax Cuts and Jobs Act of 2017 (“the Act”).

For the thirty-nine weeks ended March 2, 2019, pre-tax income was $98.7 million compared to $23.4 million for the same period of fiscal 2018. For the thirty-nine weeks ended March 2, 2019 income tax expense of $24.1 million was recorded, with an effective tax rate of 24.6%, compared to an income tax benefit of $30.7 million for the comparable period of 2018, which reflects an effective tax rate of 24.0% excluding the impact of discrete items related to the $35 million tax benefit recorded during the thirty-nine weeks ended March 3, 2018 in connection with the Act.

The effective rate decrease for the thirty-nine weeks ended March 2, 2019 was primarily related to the change in the federal statutory rate from 35% to 21%, resulting from the Act, which was enacted on December 22, 2017.

At March 2, 2019, accounts payable and accrued expense included income taxes payable of $13.2 million compared to $17.1 million at June 2, 2018.

Index

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended March 2, 2019, net income attributable to noncontrolling interest was $88,000 compared to $64,000 for the same period of fiscal 2018.

For the thirty-nine weeks ended March 2, 2019, net income attributable to noncontrolling interest was $625,000 compared to net loss attributable to noncontrolling interest of $65,000 for the same period of fiscal 2018. This is attributable to income and losses from the Company’s majority owned subsidiary.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended March 2, 2019 was $39.8 million, or $0.82 per basic and diluted share, compared to $96.3 million, or $1.99 per basic and diluted share for the same period of last year.

Net income for the thirty-nine weeks ended March 2, 2019 was $74.0 million, or $1.53 per basic share and $1.52 per diluted share, compared to $54.2 million, or $1.12 per basic and diluted share, for the same period of fiscal 2018.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at March 2, 2019 was $517.6 million, compared to $479.7 million at June 2, 2018. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 6.19 at March 2, 2019, compared with 5.45 at June 2, 2018.

Our long-term debt at March 2, 2019, including current maturities, was $3.1 million, compared to $6.1 million at June 2, 2018. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of March 2, 2019, no amounts were borrowed under the Revolving Credit Facility. We have $4.2 million in outstanding standby letters of credit, which are collateralized by cash for the benefit of certain insurance companies. Refer to Notes 8 and 16 of our June 2, 2018 audited financial statements for further information regarding our long-term debt.

For the thirty-nine weeks ended March 2, 2019, $94.6 million in net cash was provided by operating activities, a decrease of $51.5 million, compared to $146.1 million for the comparable period in fiscal 2018.   Decreased accounts payable and an increase in receivables in the current year contributed to our decrease in cash flow from operations.

For the thirty-nine weeks ended March 2, 2019, approximately $160.2 million was provided from the sale and maturity of short-term investment securities compared to $95.3 million for the thirty-nine weeks ended March 3, 2018. We used $122.2 million and $136.9 million for purchases of short-term investment securities for the thirty-nine weeks ended March 2, 2019 and March 3, 2018, respectively.

We invested $4.3 million in unconsolidated entities in the first three quarters fiscal 2019 compared to $4.1 million for the same period fiscal 2018.  Approximately $36.8 million was used to purchase property, plant and equipment compared to $13.6 million in the thirty-nine weeks ended March 3, 2018.  In the first three quarters fiscal 2019, we used $17.9 million for the acquisition of Featherland Egg Farms, Inc. We received $6.5 million in distributions from unconsolidated entities during the thirty-nine weeks ended March 2, 2019 compared to $5.8 million in the first three quarters of fiscal 2018. We used $3.0 million for principal payments on long-term debt and capital leases, including the final payment on a 5.4% note payable that matured in the first quarter, compared to $3.7 million for the same period of fiscal 2018. We paid out $28.5 million in dividends during first three quarters of fiscal 2019 compared to zero for the same period of last year.

Index

As of March 2, 2019, cash increased approximately $48.9 million since June 2, 2018 compared to an increase of $88.6 million during the same period of fiscal 2018.

Certain property, plant, and equipment is pledged as collateral on our note payable.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreement governing the note to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At March 2, 2019, we were in compliance with the financial covenant requirements of all loan agreements. Under the loan agreement, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the loan agreement. Our debt agreement requires Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

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

Index

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including our Red River joint venture. On March 29, 2019, we announced plans for a major expansion of the cage-free capacity at our Delta, Utah facility as well as expansions in Pittsburg, Texas and Zephyrhills, Florida, which we expect to finance with cash on hand, investments and operating cash flow. The following table represents material construction projects approved as of March 29, 2019 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of March 2, 2019	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Pittsburg, TX	June 2019	$11,069	$8,415	$2,654
Convertible/Cage-Free Layer Houses	Lake City, FL	September 2019	11,782	4,032	7,750
Convertible/Cage-Free Layer Houses	Harwood, TX	November 2019	12,505	1,012	11,493
Convertible/Cage-Free Layer Houses	Bushnell, FL	January 2020	11,543	2,599	8,944
Convertible/Cage-Free Layer Houses	Bushnell, FL	February 2020	6,151	5	6,146
Cage-Free Pullet Houses	Zephyrhills, FL	February 2020	6,332	—	6,332
Convertible/Cage-Free Layer & Pullet Houses	Pittsburg, TX	October 2020	25,550	—	25,550
Convertible/Cage-Free Layer Houses	Delta, UT	February 2021	17,964	—	17,964
Cage-Free Layer & Pullet Houses/Processing Facilty	Delta, UT	February 2022	98,216	—	98,216
			$201,112	$16,063	$185,049

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

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of March 2, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Reports on Form 10-Q for the period ended September 1, 2018 and December 1, 2018, under Part II, Item 1:  Legal Proceedings, and our Annual Report on Form 10-K for the year ended June 2, 2018, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12: Contingencies, which discussions are incorporated herein by reference, as well as the following:
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

Index

Action” and the “Non-Class Cases.” As previously reported, the Company settled all of the Direct Purchaser Putative Class Action cases and the Indirect Purchaser Putative Class Action cases.
The Company settled all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). On November 7, 2018, the Company agreed to settle all claims brought by one of these plaintiffs, Conopco, Inc. on a confidential basis and for an amount that does not have a material impact on the Company’s financial condition or results. The settlement is, however, reflected in our results of operations along with certain other legal settlements and expenses. The Court entered a final judgment dismissing Conopco’s claims against the Company on November 21, 2018. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company. These egg products plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the United Egg Producers animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgment and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave and on August 17, 2018, defendants filed their motions for summary judgment and requested oral argument. The plaintiffs filed their responses on September 21, 2018, and sur-replies on October 19, 2018, and the defendants filed their replies on October 12, 2018. On December 19, 2018, the District Court heard oral arguments on the renewed motions for summary judgment but has not issued a ruling.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our third quarter 2019 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
12/02/18 to 12/29/18	—	$—	—	—
12/30/18 to 01/26/19	22,812	42.66	—	—
01/27/19 to 03/02/19	142	41.18	—	—
	22,954	$42.65	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated April 1, 2019 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on April 1, 2019)
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	April 1, 2019	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	April 1, 2019	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿