Form 10-K
period 2019-06-01
CAL-MAINE FOODS INC
filed 2019-07-22
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended   June 1, 2019

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

(601) 948-6813
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CALM	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at December 1, 2018, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,467,922,217.

As of July 19, 2019,  43,894,478 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2019 annual meeting of stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

ITEM 1. BUSINESS

Our Business

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is the largest producer and marketer of shell eggs in the United States. In fiscal 2019, we sold approximately 1,038.9 million dozen shell eggs, which we believe represented approximately 19% of domestic shell egg consumption. Our total flock of approximately 36.2 million layers and 9.4 million pullets and breeders is the largest in the U.S.  Layers are mature female chickens, pullets are female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

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

We are one of the largest producers and marketers in the U.S. of value-added specialty shell eggs, which have been a significant and growing segment of the market in recent years.  A significant number of our food service customers, large restaurant chains, and major retailers, including our largest customers, have committed to exclusive offerings of cage-free eggs by specified future dates. We are working with our customers to ensure a  smooth transition in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

In fiscal 2019, specialty shell eggs and co-pack specialty shell eggs represented 36.2% and 2.0% of our shell egg sales dollars, respectively, and accounted for approximately 23.8% and 1.3%, respectively, of our total shell egg volumes. In fiscal 2018, specialty shell eggs and co-pack specialty shell eggs represented 32.0% and 1.8% of our shell egg sales dollars, respectively, and accounted for approximately 23.5% and 1.3%, respectively, of our total shell egg volumes.  Prices for specialty eggs are less volatile than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from those products. We market our specialty shell eggs under the following brands: Egg-Land’s Best®,  Land O’ Lakes®, Farmhouse®, and 4-Grain®.   We are a member of the Egg-Land’s Best, Inc. (“EB”) cooperative and produce, market and distribute Egg-Land’s Best® and Land O’ Lakes®  branded eggs, along with our associated joint ventures, under exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.  We market cage-free eggs under our trademarked Farmhouse® brand and distribute them across the southeast and southwest regions of the U.S.  We market organic, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand. We also produce, market, and distribute private label specialty shell eggs to several customers.

We are a leader in industry consolidation. Since 1989, we have completed 21 acquisitions ranging in size from 160,000 layers to 7.5 million layers.  Despite a market characterized by increasing consolidation, the shell egg production industry remains highly fragmented. According to Egg Industry magazine, at December 31, 2018, 60 producers, owning at least one million layers, owned approximately 98% of total industry layers. The ten largest producers owned approximately 53% of total industry layers. We believe industry consolidation will continue and we plan to capitalize on opportunities as they arise.

Industry Background

Based on historical consumption trends, we believe general demand for eggs increases in line with overall population growth, averaging about 2% per year. In 2013 and 2014, consumption of eggs grew approximately 2% per year.  In 2015, egg consumption decreased approximately 4% over the prior year primarily due to a shortage of eggs resulting from an outbreak of avian influenza ("AI") in the spring of that year.  In 2016, consumption rebounded increasing 7% over 2015 and 3% over the pre-shortage level of 2014. According to U.S. Department of Agriculture (“USDA”), annual per capita U.S. consumption since 2000 varied between 249 and 284 eggs. In calendar year 2018, per capita U.S. consumption was estimated to be 284 eggs, or approximately five eggs per person per week. Per capita consumption is determined by dividing the total supply of eggs by the entire population in the U.S. (i.e. all eggs supplied domestically by the egg industry are consumed).

Approximately 69% of eggs produced in the U.S. are sold as shell eggs. Shell egg sales are mostly to food service and retail consumers (e.g. through grocery and convenience stores) with a relatively small amount exported. The remaining 31% of eggs produced in the U.S. are sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions (e.g. companies producing baked goods). In both fiscal 2019 and 2018, approximately 3% of our net sales was egg products.

Prices for Shell Eggs

Shell egg prices are a critical component of profitability for the Company and the industry as a whole. While there are many pricing mechanisms, we believe the majority of shell eggs sold in the U.S. in the retail and foodservice channels are sold at independently quoted wholesale market prices for shell eggs. We sell the majority of our non-specialty shell eggs at independently quoted wholesale market prices for shell eggs or formulas related to our costs of production which include the cost of corn and soybean meal.  For fiscal 2019, wholesale large shell egg prices in the southeast region, as quoted by Urner Barry, averaged $1.23 compared with $1.49 for fiscal 2018 and $0.85 for fiscal 2017, evidencing their volatility. For additional information regarding shell egg prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represents over half of industry farm level production costs. Most shell egg producers, including us, are vertically integrated, manufacturing the majority of the feed required for their operations. Although feed ingredients, primarily corn and soybean meal, are available from a number of sources, prices for ingredients can fluctuate and are affected by weather, speculators, and various supply and demand factors. Our feed cost per dozen eggs produced for fiscal 2019 was 5.3% higher than fiscal 2018 primarily due to unfavorable crop conditions in the south-central U.S. which resulted in higher ingredient prices at some of our larger feed mill operations. Looking forward to 2020, grain prices are trending higher as historic rainfall and flooding through the early growing season are adversely affecting this year’s U.S. corn and soybean crops.  However, ongoing uncertainties and geopolitical issues surrounding trade agreements and international tariffs have led to reduced exports and downward pressure on recent grain prices.  As such, we expect our feed costs to be more volatile and potentially higher in fiscal 2020.

Growth Strategy and Acquisitions

For many years, we have pursued a growth strategy focused on the acquisition of existing shell egg production and processing facilities, as well as the construction of new and more efficient facilities.  Since the beginning of fiscal 1989, we have completed 21 acquisitions. In addition, we have built numerous “in-line” shell egg production and processing facilities as well as pullet growing facilities which added to our capacity.  This growth has allowed us to more effectively retire older and less efficient facilities without losing production capacity.  The “in-line” facilities provide gathering, grading and packaging of shell eggs by less labor-intensive, more efficient, mechanical means.  We continue to upgrade and modify our facilities, and invest in new facilities, to meet changing demand as many food service customers, restaurant chains, and retailers have committed to exclusive offerings of cage-free eggs over the next several years.

The construction of new, more efficient production and processing facilities is also an integral part of our growth strategy.  Such construction requires compliance with applicable environmental laws and regulations, including the receipt of permits that could cause schedule delays, although we have not experienced any significant delays in the past.

Our total flock, including pullets, layers and breeders increased from approximately 40.8 million at the end of fiscal 2014 to approximately 45.6 million as of June 1, 2019.  The dozens of shell eggs sold increased from approximately 1,013.7 million in fiscal 2014 to approximately 1,038.9 million for fiscal 2019.

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

Our facilities produce an average of 2.4 million dozen shell eggs per day. The shell eggs are processed, graded and packaged predominantly without handling by human hands. We have spent a cumulative total of $312.7 million over the past five years to expand and upgrade our facilities with the most advanced equipment and technology available in our industry. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low cost supplier in all the markets in which we compete.

Feed cost represents the largest element of our farm egg production cost, ranging from 57% to 62% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, and various supply and demand factors.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crop resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on our operations.  High feed costs can encourage shell egg producers to reduce production, resulting in higher egg prices.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

Marketing.  Of the 1,038.9 million dozen shell eggs sold by us in fiscal 2019, our flocks produced 876.7 million.

We sell our shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers. We utilize electronic ordering and invoicing systems that enable us to manage inventory for certain customers. Our top ten customers accounted for an aggregate of 69.8%, 69.4%, and 69.5% of net sales dollars for fiscal 2019, 2018, and 2017, respectively. Two customers, Wal-Mart Stores and Sam’s Club, on a combined basis, accounted for 33.7%, 33.2%, and 28.9% of net sales dollars during fiscal 2019, 2018, and 2017, respectively.

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

According to USDA reports, for the past five years, U.S. annual per capita egg consumption grew from 256 in 2015 to 284 in 2018. Looking ahead, we believe fast food restaurant consumption, high protein diet trends, industry advertising campaigns, and improved nutritional reputation of eggs related to better scientific understanding of the role of cholesterol in diets may result in increased per capita egg consumption levels; however, no assurance can be given that per capita consumption will not decline in the future.

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

Seasonality.  Retail sales of shell eggs are greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. We generally experience lower sales and net income in our fourth and first fiscal quarters ending in May/June and August/September, respectively. During the past ten fiscal years, three of our first quarters resulted in net operating losses, and during this same period, three of our fourth quarters resulted in net operating losses.

Specialty Eggs. We produce specialty eggs such as Egg-Land’s Best®, Land O’ Lakes®, 4Grain®, and Farmhouse®

branded eggs.  Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues.  Specialty shell eggs are becoming a more significant segment of the shell egg market.  During recent years an increasing number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.    For fiscal 2019, specialty eggs accounted for 36.2% of our shell egg dollar sales and 23.8% of our shell egg dozens sold, as compared to 32.0% of shell egg dollar sales and 23.5% of shell egg dozens sold in fiscal 2018.  Additionally, specialty eggs sold through our co-pack arrangements accounted for an additional 2.0% of shell egg dollar sales and 1.3% of shell egg dozens sold in fiscal 2019, compared with 1.8% of shell egg dollar sales and 1.3% of shell egg dozens sold in fiscal 2018.  We produce and process Egg-Land’s Best® and Land O’ Lakes® branded eggs under license from EB at our facilities under EB guidelines.  The product is marketed to our established base of customers at premium prices compared to non-specialty shell eggs. Egg-Land’s Best® branded eggs accounted for approximately 19.2% of our shell egg dollar sales in fiscal 2019, compared to 17.7% in fiscal 2018. Based on dozens sold, Egg-Land’s Best® branded eggs accounted for 12.8% of dozens sold for fiscal 2019, compared to 13.2% in fiscal 2018.  Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain diet, free of animal fat and animal by-products.  Farmhouse® brand eggs are produced at our facilities by cage-free hens that are provided with a diet of all grain, vegetarian feed.  We market organic, wholesome, cage-free, vegetarian, and omega-3 eggs under our 4-Grain® brand, which consists of both caged and cage-free eggs.  Farmhouse®, Land O’ Lakes®, 4Grain® and other non-Egg-Land’s Best® specialty eggs accounted for 17.0% of our shell egg dollar sales in fiscal 2019, compared to 14.3% in fiscal 2018, and 11.1% of dozens sold for fiscal 2019, compared to 10.4% for fiscal 2018.

Egg Products.  Egg products are shell eggs broken and sold in liquid, frozen, or dried form.  In fiscal 2019 and 2018, egg products represented approximately 3% of our net sales.  We sell egg products primarily into the institutional and food service sectors in the U.S.  Our egg products are sold through our wholly owned subsidiary American Egg Products, LLC located in Blackshear, Georgia and our majority owned subsidiary Texas Egg Products, LLC located in Waelder, Texas.  Prices for egg products are generally related to independently quoted market prices or formulas.

Competition.  The production, processing, and distribution of shell eggs is an intensely competitive business, which traditionally has attracted large numbers of producers.  Shell egg competition is generally based on price, service, and product quality.

The U.S. shell egg industry remains highly fragmented but is characterized by a growing concentration of producers. In 2018, 60  producers with one million or more layers owned 98% of the 337.9 million total U.S. layers, compared to 2000, when 63 producers with one million or more layers owned 79% of the 273 million total layers, and 1990, when 56 producers with one million or more layers owned 64% of the 232 million total layers. We believe a continuation of the concentration trend will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could also create greater competition among fewer producers.

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

Government Regulation.  Our facilities and operations are subject to regulation by various federal, state, and local agencies, including, but not limited to, the United States Food and Drug Administration (“FDA”), USDA, Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration and corresponding state agencies or laws. The applicable regulations relate to grading, quality control, labeling, sanitary control and reuse or disposal of waste. Our shell egg facilities are subject to periodic USDA, FDA and EPA inspections. Our feed production facilities are subject to FDA regulation and inspections. We maintain our own inspection program to ensure compliance with our own standards and customer specifications. There can be no assurance that we will not be required to incur significant costs for compliance with such statutes and regulations. In the future, additional rules could be proposed that, if adopted, could increase our costs.

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

Employees.  As of June 1, 2019, we had 3,490 employees, of whom 2,945 worked in egg production, processing and marketing, 165 worked in feed mill operations and 380 were administrative employees, including our executive officers.  Approximately 5.1% of our personnel are part-time.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with employees to be good.

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

Our Common Stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CALM.” On May 31, 2019, the last sale price of our Common Stock on NASDAQ was $37.02 per share.  Our fiscal year 2019 ended June 1, 2019, and the first three fiscal quarters of fiscal 2019 ended September 1, 2018, December 1, 2018, and March 2, 2019.  All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

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

Market prices for wholesale shell eggs have been volatile. Shell egg prices trended upward from calendar 2002 until late 2003 and early 2004 when they rose to then historical highs.  In the early fall of calendar 2004, the demand trend related to the increased popularity of high protein diets faded dramatically and prices fell.  During the time of increased demand, the egg industry geared up to produce more eggs, resulting in an oversupply of eggs.  After calendar 2006, supplies were more closely balanced with demand and egg prices again reached record levels in 2007 and 2008.  Egg prices had subsequently retreated from those record price levels due to increases in industry supply before reaching new highs in 2014.  In 2015, egg prices rose again in large part due to a decrease in supply caused by the avian influenza outbreak in the upper Midwestern U.S. from April to June 2015. While the AI outbreak significantly impacted the supply and prices of eggs, there were no positive tests for AI at any of our locations.  The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 during August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index hit a decade-low level in both our fiscal 2016 fourth quarter and fiscal 2017 second quarter. In fiscal 2018, non-specialty shell egg prices rebounded significantly due to strong demand before falling again in fiscal 2019 based on oversupply issues. These fluctuations illustrate the volatility of our industry.

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

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 57% to 62% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients we purchase, which are affected by weather, speculators, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally.  For example, the severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs.  Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations.  Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices.

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

We produced approximately 84%  of the total number of shell eggs we sold in fiscal 2019 and fiscal 2018, and purchased the remainder from other producers. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from other producers increases. There can be no assurance that we will be able to continue to acquire shell eggs from other producers in sufficient quantities and satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

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

For the fiscal years 2019, 2018, and 2017, two customers, Wal-Mart Stores and Sam’s Clubs, on a combined basis, accounted for 33.7%, 33.2%, and 28.9% of our net sales dollars, respectively.  For fiscal years 2019, 2018, and 2017, our top ten customers accounted for 69.8%,  69.4%, and 69.5% of net sales dollars, respectively. Although we have established long-term relationships with most of our customers, who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources.  If, for any reason, one or more of our large customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition, and reputation.  Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control, waste disposal, and other areas of our business. As a fully-integrated shell egg producer, our shell egg facilities are subject to regulation and inspection by the USDA, EPA, and FDA, as well as regulation by various state and local health and agricultural agencies, among others. All of our shell egg production and feed mill facilities are subject to

FDA regulation and inspections. In addition, rules are often proposed that, if adopted as proposed, could increase our costs.

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

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals ("PETA"), and the Humane Society of the United States ("HSUS"), to require all companies that supply food products operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards typically require minimum cage space for hens, among other requirements, but some of these groups have made legislative efforts to ban any form of caged housing in various states.  California’s Proposition 2 and Assembly Bill 1437 was effective January 1, 2015, and did increase the cost of production in that State and for producers who sell there. Additionally, in calendar 2018, California voters approved a referendum that mandates, over a period of time, that all egg production in California must be cage-free with specific space requirements for laying hens.  The referendum also requires that all eggs and egg products sold in the state of California must be cage-free by 2022. This referendum could affect sourcing and production of eggs in California, which would create uncertainty surrounding supply and pricing in other areas of the country. In recent years, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.  Changing our procedures and infrastructure to conform to these types of laws or anticipated customer demand for these types of guidelines has resulted and will continue to result in additional costs to our internal production of shell eggs, including capital and operating cost increases from housing and husbandry practices and modification of existing or construction of new facilities, and the increased cost for us to purchase shell eggs from our outside suppliers. While some of the increased costs have been passed on to our customers, we cannot provide assurance that we can continue to pass on these costs, or additional costs we will incur, in the future.

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
Fred R. Adams, Jr., our Founder and Chairman Emeritus, his spouse Mrs. Jean Adams and his son-in-law, Adolphus B. Baker, our Chief Executive Officer and Chairman of the Board beneficially own, directly or indirectly through related entities, 100% of our outstanding Class A Common Stock, controlling approximately 52.3% of the total voting power of the Company. Additionally, such persons also have additional voting power due to beneficial ownership of Common Stock, directly or indirectly through related entities, resulting in family voting control of approximately 65.5% of the total voting power of the Company.
Mr. Baker and Mrs. Adams share voting power over 100% of the Class A Common Stock and Mr. Adams’ beneficially owned Common Stock, and we expect that the Company will continue to be controlled by Mrs. Adams and Mr. Baker, acting jointly, until Mr. Adams' death. After Mr. Adams’ death, we expect there will be a change of control of the Company to Mr. Baker as the sole managing member of the limited liability company that owns all of the outstanding shares of Class A Common Stock.
We are and, after Mr. Adams’ death we expect to continue to be, a “controlled company” as defined in the NASDAQ’s listing standards. Accordingly, we are and we expect to continue to be exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and nomination of directors by independent directors.

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
Following the death of Mr. Adams we expect that Mrs. Adams and Mr. Adams’ daughters, and certain other related entities (the “Stockholder Parties”), will hold approximately 12 million shares of Common Stock that are subject to an Agreement Regarding Common Stock (the "Subject Shares"), which Agreement is an exhibit to this report.
Pursuant to the Agreement Regarding Common Stock, the Company filed a Shelf Registration Statement and Prospectus dated October 9, 2018, pursuant to which these common shares will be eligible for sale in the amounts and on the terms described in the Agreement Regarding Common Stock. We anticipate that the Stockholder Parties would desire to sell a total of approximately 6.0 million shares of Common Stock in initial sales under the Shelf Registration Statement following Mr. Adams’ death.
The Agreement Regarding Common Stock provides that if any Stockholder Party intends to sell any of the Subject Shares, such party must give the Company a right of first refusal to purchase all or any of such shares. The price payable by the Company to purchase shares pursuant to the exercise of the right of first refusal will reflect a 6% discount to the then-current market price based on the 20 business-day volume weighted average price. If the Company does not exercise its right of first refusal and purchase the shares offered, such Stockholder Party will, subject to the approval of a special committee of independent directors of the Board of Directors, be permitted to sell the shares not purchased by the Company pursuant to a Company registration statement, Rule 144 under the Securities Act of 1933, or another manner of sale agreed to by the Company.
Although pursuant to the Agreement Regarding Common Stock the Company will have a right of first refusal to purchase all or any of those shares, the Company may elect not to exercise its rights of first refusal and if so such shares would be eligible for sale pursuant to the foregoing registration rights or pursuant to Rule 144 under the Securities Act of 1933. Sales, or the availability for sale, of a large number of shares of our Common Stock could result in a decline in the market price of our Common Stock.

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

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of June 1, 2019, we had $35.5 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, any future goodwill impairment charges could adversely affect our results of operations in any particular period or our net worth.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate farms, processing plants, hatcheries, feed mills, warehouses, offices and other properties located in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Utah. As of June 1, 2019, the facilities included three breeding facilities, two hatcheries, six wholesale distribution centers, 23 feed mills, 42 shell egg production facilities, 28 pullet growing facilities, 43 processing and packing facilities, and one egg products facility.  We also own a significant interest in a company that owns an egg products facility, which is consolidated in our financial statements. Most of our operations are conducted from properties we own.

As of June 1, 2019, we owned approximately 27,458 acres of land in various locations throughout our geographic market area. We have the ability to hatch 21.2 million pullet chicks annually, grow 26.2 million pullets annually, house 44.4 million laying hens, and control the production of 40.3 million layers, with the remainder controlled by contract growers. We own mills that can produce 766 tons of feed per hour, and processing facilities capable of processing approximately 500,000 dozen shell eggs per hour.

Over the past five fiscal years, our capital expenditures, excluding acquisitions of shell egg production and processing facilities from others, have totaled an aggregate amount of approximately $312.7 million.

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
The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and sued on behalf of themselves and a putative class of others who claim to be similarly situated. The District Court denied the indirect purchaser plaintiffs’ motion for class certification. On June 28, 2018, the Company entered into a settlement agreement with the indirect purchaser plaintiffs, for an immaterial amount, and on July 17, 2018, the Court entered an order dismissing all indirect purchaser plaintiffs’ claims against the Company and other defendants.
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
The Company settled all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). As previously reported, the Company settled all claims brought by one of these plaintiffs, Conopco, Inc. on a confidential basis and for an amount that did not have a material impact on the Company’s financial condition or results, and on November 21, 2018, the Court entered a final judgment dismissing Conopco’s claims against the Company. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company (“Egg Products Plaintiffs”). The Egg

Products Plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgment and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. The Egg Products Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave and on August 17, 2018, defendants filed their motions for summary judgment and requested oral argument. The plaintiffs filed their responses on September 21, 2018, and sur-replies on October 19, 2018, and the defendants filed their replies on October 12, 2018. On December 19, 2018, the District Court heard oral argument on the renewed motions for summary judgment, and on June 11, 2019, denied the defendants’ motions for summary judgement. On July 2, 2019, the Egg Products Plaintiffs filed a motion seeking to have the case remanded to federal court in Chicago, where it was initially filed, for trial.  The District Court has not ruled on that motion.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CALM”.

There is no public trading market for the Class A Common Stock.  All outstanding Class A shares are owned by a limited liability company of which Adolphus Baker, our Chairman and Chief Executive Officer and son-in-law of our founder Fred R. Adams, Jr., is the sole managing member and will be voted at the direction of Mr. Baker and Mrs. Jean Adams (our founder's spouse) acting jointly. After the death of Mr. Adams, such shares will be voted at the direction of Mr. Baker. For additional information about our capital stock, see Note 13 to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

There were no purchases of our Common Stock made by or on behalf of our company or any affiliated purchaser during our fiscal 2019 fourth quarter.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Total Return, and the NASDAQ 100 Total Return for the five years ended June 1, 2019. As the only publicly held company in the shell egg business, the Company uses the NASDAQ 100 Total Return index in lieu of a published industry index or peer group. The graph assumes $100 was invested on May 31, 2014 in the stock or index. Each date plotted indicates the last day of a fiscal quarter.

Stockholders

At July 18, 2019, there were approximately 318 record holders of our Common Stock and approximately 35,982 beneficial owners whose shares were held by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 1, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	—	$—	336,052
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	336,052

(a)	There were no outstanding options, warrants or rights as of June 1, 2019. There were 248,412 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of June 1, 2019.

(b)	There were no outstanding options, warrants or rights as of June 1, 2019.

(c)	Shares available for future issuance as of June 1, 2019 under our 2012 Omnibus Long-Term Incentive Plan.

For additional information, see Note 10 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
Statement of Operations Data (in thousands, except per share data)	June 1, 2019*	June 2, 2018†	June 3, 2017^	May 28, 2016	May 30, 2015
	52 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Net sales	$1,361,188	$1,502,932	$1,074,513	$1,908,650	$1,576,128
Cost of sales	1,138,329	1,141,886	1,028,963	1,260,576	1,180,407
Gross profit	222,859	361,046	45,550	648,074	395,721
Selling, general and administrative	174,795	179,316	176,032	177,760	160,386
Legal settlement expense - See Note 12	2,250	80,750	—	—	—
Loss (gain) on disposal of fixed assets	33	473	3,664	(1,563)	568
Operating income (loss)	45,781	100,507	(134,146)	471,877	234,767
Other income (expense):
Interest expense	(644)	(265)	(318)	(1,156)	(2,313)
Interest income	7,978	3,697	3,103	4,314	1,798
Patronage dividends	10,482	8,286	7,665	6,930	6,893
Equity in income of affiliates	4,776	3,517	1,390	5,016	2,657
Other, net	2,432	1,595	8,012	268	2,747
Total other income	25,024	16,830	19,852	15,372	11,782
Income (loss) before income tax and noncontrolling interest	70,805	117,337	(114,294)	487,249	246,549
Income tax expense (benefit)	15,743	(8,859)	(39,867)	169,202	84,268
Net income (loss) including noncontrolling interest	55,062	126,196	(74,427)	318,047	162,281
Less: Net income (loss) attributable to noncontrolling interest	833	264	(149)	2,006	1,027
Net income (loss) attributable to Cal-Maine Foods, Inc.	$54,229	$125,932	$(74,278)	$316,041	$161,254
Net income (loss) per common share:
Basic	$1.12	$2.60	$(1.54)	$6.56	$3.35
Diluted	$1.12	$2.60	$(1.54)	$6.53	$3.33
Cash dividends per common share	$0.51	$0.35	$—	$2.18	$1.11
Weighted average shares outstanding:
Basic	48,467	48,353	48,362	48,195	48,136
Diluted	48,589	48,468	48,362	48,365	48,437
Balance Sheet Data (in thousands)
Working capital	$492,846	$479,682	$371,527	$542,832	$407,418
Total assets	1,156,278	1,150,447	1,033,094	1,111,765	928,653
Total debt (including current maturities)	2,337	6,090	10,939	25,570	50,860
Total stockholders’ equity	989,806	955,682	844,493	917,361	704,562

Operating Data:
Total number of layers at period-end (thousands)	36,192	36,340	36,086	33,922	33,696
Total shell eggs sold (millions of dozens)	1,038.9	1,037.7	1,031.1	1,053.6	1,063.1
*        Results for fiscal 2019 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Featherland Egg Farms, Inc., which were consolidated with our operations as of October 14, 2018.

†
Results for fiscal 2018 include tax benefit related to the Tax Cuts and Jobs Act tax reform legislation and the subsequent revaluation of the Company's deferred tax liabilities at the new, lower tax rates.

^
Results for fiscal 2017 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Foodonics International, Inc., which were consolidated with our operations as of October 16, 2016, and the commercial egg assets of Happy Hen Egg Farms, Inc., which were consolidated with our operations as of February 19, 2017.

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

OVERVIEW

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday nearest to May 31 which was June 1, 2019 (52 weeks),  June 2, 2018 (52 weeks), and June 3, 2017 (53 weeks) for the most recent three fiscal years.

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

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs, for our fiscal 2006-2019 ranged from a low of $0.55 during fiscal 2006 to a high of $3.00 during fiscal 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.   Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Shell egg prices tend to increase with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

From April through June 2015, our industry experienced a significant avian influenza (“AI”) outbreak, primarily in the upper Midwestern U.S.  There were no positive tests for AI at any of our locations. Based on several published industry estimates, we believe approximately 12% of the national flock of laying hens was affected.  During April through June 2015, the affected laying hens were either destroyed by the disease or euthanized. The USDA data showed the supply of laying hens decreased substantially. Since that time, it recovered and eventually exceeded pre-AI levels by late 2016. In 2017, the national flock grew approximately 1% over the prior year's levels. In 2018 flock levels began to grow at more rapid pace, ending the year approximately 3% higher than 2017. This growth has continued as recent USDA reports show the hatch rate increased 2% year over year for the first five months of calendar 2019. Given this trend, the increase in the U.S. laying hen flock and excess shell egg supply could continue to create pricing pressure.

Egg prices increased significantly during the summer and fall of 2015. The average Urner-Barry Thursday prices for the large market (i.e. generic shell eggs) in the southeastern region for the months of June through November 2015 was $2.32 per dozen, with a peak of $2.97 in August.  Subsequent to November 2015, shell egg prices declined. The Urner Barry price index ("UB index") hit a decade-low level in both our fiscal 2016 fourth quarter and our fiscal 2017 second quarter. In fiscal 2018, non-specialty shell egg prices rebounded significantly due to strong demand before falling again in fiscal 2019 based on oversupply issues. These fluctuations illustrate the volatility of our industry.  Our net average selling price per dozen shell eggs for fiscal 2019 decreased to $1.265 compared to $1.397 for fiscal 2018, including a decrease in non-specialty shell egg prices to $1.041 in fiscal 2019 compared to $1.226 in fiscal 2018.

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S. For accounting purposes, we classify nutritionally enhanced, cage-free, organic and brown eggs as specialty shell eggs. Specialty shell eggs have been a significant and growing segment of the market in recent years. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates. We are working with our customers to achieve smooth progress in meeting their goals. Our focus for future expansion at our farms will be environments that are cage-free or with equipment that can easily be converted to cage-free, based on a timeline to meet our customer’s needs.

For fiscal 2019, we produced approximately 84% of the total number of shell eggs sold by us, with approximately 9% of such shell egg production provided by contract producers. Contract producers utilize their facilities to produce shell eggs from layers owned by us. We own the shell eggs produced under these arrangements. For fiscal 2019, approximately 16% of the total number of shell eggs sold by us were purchased from outside producers for resale.

Our cost of production is materially affected by feed costs, which are highly volatile and subject to wide fluctuation.  For fiscal 2019, feed costs averaged about 57% of our total farm egg production cost.  Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   For our last five fiscal years, average feed cost per dozen sold ranged from a low of $0.39 in fiscal 2018 to a high of $0.44 in fiscal 2015.  The cost of our primary feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the U.S. and foreign governments. Looking forward to 2020, grain prices are trending higher as historic rainfall and flooding through the early growing season are adversely affecting this year’s corn and soybean crops. However, ongoing uncertainties and geopolitical issues surrounding trade agreements and international tariffs led to reduced exports and downward pressure on recent grain prices. As such, we expect our feed costs to be more volatile and potentially higher in fiscal 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of operations expressed as a percentage of net sales.

	June 1, 2019	June 2, 2018	June 3, 2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.6%	76.0%	95.8%
Gross profit	16.4%	24.0%	4.2%
Selling, general and administrative	12.8%	11.9%	16.4%
Legal settlement expense	0.2%	5.4%	—%
Loss on disposal of fixed assets	—%	—%	0.3%
Operating income (loss)	3.4%	6.7%	(12.5)%
Other income	1.8%	1.1%	1.8%
Income (loss) before income taxes and noncontrolling interest	5.2%	7.8%	(10.6)%
Income tax expense (benefit)	1.2%	(0.6)%	(3.7)%
Net income (loss) including noncontrolling interest	4.0%	8.4%	(6.9)%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	—%
Net income (loss) attributable to Cal-Maine Foods, Inc.	4.0%	8.4%	(6.9)%

Executive Overview of Results – Fiscal Years Ended June 1, 2019,  June 2, 2018, and June 3, 2017

Our operating results are significantly affected by wholesale shell egg market prices and feed costs, which can fluctuate widely and are outside of our control.  The majority of our shell eggs are sold at independently quoted wholesale market prices for shell eggs or formulas related to our costs of production which include the cost of corn and soybean meal.  The following table shows our net income (loss), gross profit, net average shell egg selling price, the average Urner Barry wholesale large shell egg prices in the southeast region, and feed cost per dozen produced for each of our three most recent fiscal years.

Fiscal Year ended	June 1, 2019	June 2, 2018	June 3, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc. - (in thousands)	$54,229	$125,932	$(74,278)
Gross profit (in thousands)	222,859	361,046	45,550
Net average shell egg selling price (rounded)	1.27	1.40	1.01
Average Urner Barry Spot Egg Market Quotations 1	1.23	1.49	0.85
Feed cost per dozen produced	0.415	0.394	0.399

1-	Average Thursday price for the large market (i.e. generic shell eggs) in the southeastern region

The shell egg industry has historically been subject to periods of high profitability followed by periods of significant loss. The periods of high profitability have often reflected increased consumer demand relative to supply while the periods of significant loss have often reflected excess supply for the then prevailing consumer demand.  Historically, demand for shell eggs increases in line with overall population growth. As reflected above, our operating results fluctuate with changes in the spot egg market quote and feed costs.   The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.  In fiscal 2017, our net average selling price and dozens sold decreased over the previous fiscal year primarily due to the oversupply of eggs resulting from the repopulation of the national flock of laying hens to levels exceeding the flock size prior to the avian influenza outbreak in 2015, along with a reduced demand for egg products.  In fiscal 2018, strong demand resulted in an increase in our average selling price and dozens sold, and feed costs decreased over prior years. Fiscal 2019 saw an increasing U.S. flock size result in oversupply of eggs, particularly in the last half of the fiscal year. This resulted in decreased gross profit and net income for fiscal 2019.

Fiscal Year Ended June 1, 2019 Compared to Fiscal Year Ended June 2, 2018

NET SALES

Net sales for the fiscal year ended June 1, 2019 were $1,361.2 million, a decrease of $141.7 million, or 9.4%, from net sales of $1,502.9 million for fiscal 2018. The decrease was primarily due to lower selling prices for non-specialty eggs in fiscal 2019 due to the oversupply of eggs, particularly in the last half of the fiscal year, contrasted with fiscal 2018 in which we experienced strong demand resulting in higher prices for non-specialty eggs.

In fiscal 2019, shell egg sales made up approximately 97% of our net sales. Total dozens sold in fiscal 2019 were 1,038.9 million, an increase of 1.2 million dozen, or  0.1%, compared to 1,037.7 million sold in fiscal 2018 resulting in an increase in net sales of $1.7 million for fiscal 2019 compared with the prior year.

Net average selling price of shell eggs decreased from $1.397 per dozen for fiscal 2018 to $1.265 per dozen for fiscal 2019, a decrease of $0.132 per dozen, or 9.4%, primarily reflecting an abundance of eggs in the market.  The decrease in sales price in fiscal 2019 from fiscal 2018 resulted in a corresponding decrease in net sales of approximately $137.1 million. Our operating results are significantly affected by wholesale shell egg market prices, which are outside of our control. Small changes in production or demand levels can have a large effect on shell egg prices.

Egg products accounted for approximately 3% of our net sales. These revenues were $41.5 million for the fiscal year ended June 1, 2019 compared with $43.5 million for the fiscal 2018.

The table below represents an analysis of our non-specialty and specialty, as well as co-pack specialty, shell egg sales.  Following the table is a discussion of the information presented in the table.

	Fiscal Years Ended				Quarters Ended
	June 1, 2019		June 2, 2018		June 1, 2019		June 2, 2018
	(Amounts in thousands)				(Amounts in thousands)
Net sales	$1,361,188		$1,502,932		$280,572		$443,095
Shell egg sales:
Non-specialty	810,306	61.4%	956,909	65.6%	150,860	55.5%	294,892	68.8%
Specialty	478,057	36.2%	467,469	32.0%	113,835	41.9%	124,400	29.0%
Co-pack specialty	26,112	2.0%	26,092	1.8%	6,057	2.2%	7,216	1.7%
Other	5,205	0.4%	8,943	0.6%	968	0.4%	2,152	0.5%
Net shell egg sales	$1,319,680	100.0%	$1,459,413	100.0%	$271,720	100.0%	$428,660	100.0%
As a percent of net sales		97%		97%		97%		97%
Dozens sold:
Non-specialty	778,052	74.9%	780,362	75.2%	192,310	75.5%	184,301	73.1%
Specialty	247,614	23.8%	244,022	23.5%	59,390	23.3%	64,081	25.5%
Co-pack specialty	13,234	1.3%	13,329	1.3%	3,072	1.2%	3,573	1.4%
Total dozens sold	1,038,900	100.0%	1,037,713	100.0%	254,772	100.0%	251,955	100.0%

Net average selling price per dozen:
All shell eggs	$1.265		$1.397		$1.062		$1.694
Non-specialty	$1.041		$1.226		$0.784		$1.600
Specialty	$1.931		$1.916		$1.917		$1.941

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand, and small increases in production or decreases in demand can have a large adverse effect on prices and vice-versa.  In fiscal 2019, non-specialty shell eggs represented approximately 61.4% of our shell egg revenue, compared to 65.6% for fiscal 2018, reflecting the large decrease in net average selling price for non-specialty eggs from $1.226 per dozen in fiscal 2018 to $1.041 per dozen in fiscal 2019.  Sales of non-specialty shell eggs accounted for approximately 74.9% and 75.2% of total shell egg volume in fiscal 2019 and 2018, respectively.

For the thirteen-week period ended June 1, 2019, non-specialty shell eggs represented approximately 55.5% of our shell egg revenue, compared to 68.8% for the thirteen-week period ended June 2, 2018, reflecting the large decrease in net average selling price for non-specialty eggs during the fourth quarter of fiscal 2019 compared to the same period of last year ($0.784 per dozen in the 2019 period compared to $1.600 per dozen in the 2018 period).   For the thirteen-week period ended June 1, 2019, non-specialty shell eggs accounted for approximately 75.5% of the total shell egg volume, compared to 73.1% for the thirteen-week period ended June 2, 2018. The volume increase for non-specialty shell eggs for the fiscal 2019 fourth quarter reflected the lower average selling prices in the period.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold in fiscal 2019.  For fiscal 2019, specialty eggs accounted for 36.2% of shell egg revenue, compared to 32.0% in fiscal 2018. Specialty eggs accounted for 23.8% of shell egg volume in fiscal 2019 compared with 23.5% fiscal 2018.  Additionally, for fiscal 2019, specialty eggs sold through co-pack arrangements accounted for 2.0% of shell egg revenue, compared to 1.8% in fiscal 2018, and 1.3% of shell egg volume in fiscal 2019 compared to 1.3% in fiscal 2018.  Our net average selling price for specialty eggs was $1.931 per dozen for fiscal 2019 compared to $1.916 per dozen for fiscal 2018. Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived increased benefits from these products. This effect was particularly evident in recent years as non-specialty egg prices declined in fiscal 2019 compared fiscal 2018, while specialty egg prices remained much more stable.

For the thirteen-week period ended June 1, 2019, specialty shell eggs and specialty shell eggs sold through co-pack arrangements represented approximately 41.9% and 2.2%, respectively, of our shell egg revenue, compared to 29.0% and 1.7%, respectively, for the thirteen-week period ended June 2, 2018.   For the thirteen-week period ended June 1, 2019, specialty shell eggs and specialty shell eggs sold through co-pack arrangements accounted for approximately 23.3% and 1.2%, respectively, of the total shell egg volume, compared to 25.5% and 1.4%, respectively, for the thirteen-week period ended June 3, 2018. Our net average selling price for specialty shell eggs and specialty shell eggs sold through co-pack arrangements was $1.917 per dozen for the fiscal 2019 fourth quarter compared to $1.941 per dozen for the fiscal 2018 fourth quarter.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiary American Egg Products, LLC (“AEP”) and our majority owned subsidiary Texas Egg Products, LLC (“TEP”).  For fiscal 2019 egg product sales were $41.5 million, a decrease of $2.0 million, or 4.6%, compared to $43.5 million for fiscal 2018.  Egg products volume for fiscal 2019 was 60.8 million pounds, a decrease of 5.2 million pounds, or 7.9%, compared to 66.0 million pounds for fiscal 2018. In fiscal 2019, the selling price per pound was $0.682 compared to $0.659 for fiscal 2018, an increase of 3.5%. The decline in revenue attributable to lower volume was partially offset by higher selling prices.

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

	Fiscal Year Ended			Quarter Ended
(Amounts in thousands)	June 1, 2019	June 2, 2018	Percent Change	June 1, 2019	June 2, 2018	Percent Change
Cost of sales:
Farm production	$635,797	$603,887	5.3%	$162,142	$155,471	4.3%
Processing and packaging	222,765	214,078	4.1%	55,584	53,734	3.4%
Outside egg purchases and other	249,605	287,472	(13.2)%	44,509	81,623	(45.5)%
Total shell eggs	1,108,167	1,105,437	0.2%	262,235	290,828	(9.8)%
Egg products	29,020	35,551	(18.4)%	5,139	10,743	(52.2)%
Other	1,142	898	27.2%	444	308	44.2%
Total	$1,138,329	$1,141,886	(0.3)%	$267,818	$301,879	(11.3)%

Farm production cost (per dozen produced)
Feed	$0.415	$0.394	5.3%	$0.411	$0.416	(1.2)%
Other	0.319	0.303	5.3%	0.328	0.311	5.5%
Total	$0.734	$0.697	5.3%	$0.739	$0.727	1.7%

Outside egg purchases (average cost per dozen)	$1.26	$1.45	(13.1)%	$1.05	$1.82	(42.3)%

Dozen produced	876,705	873,307	0.4%	222,625	215,729	3.2%
Dozen sold	1,038,900	1,037,713	0.1%	254,772	251,955	1.1%

Cost of sales for the fiscal year ended June 1, 2019 was $1,138.3 million, a decrease of $3.6 million, or 0.3%, compared to $1,141.9 million for fiscal 2018.  Comparing fiscal 2019 to fiscal 2018, average cost per dozen purchased from outside shell egg producers decreased while cost of feed ingredients and dozens produced increased.  For the 2019 fiscal year we produced 84.4% of the eggs sold by us, as compared to 84.2% for the previous year. Feed cost for fiscal 2019 was $0.415 per dozen, compared to $0.394 per dozen for the prior fiscal year, an increase of 5.3%.  The increase in feed costs was primarily related to less favorable crop conditions in the south central U. S., which resulted in higher ingredient prices at some of our larger feed mill operations. The increase in feed cost per dozen resulted in an increase in cost of sales of $18.4 million for fiscal 2019 compared with fiscal 2018.

For the thirteen weeks ended June 1, 2019, compared to the thirteen weeks ended June 2, 2018, cost of sales decreased $34.1 million, or 11.3%, from $301.9 million in the fourth quarter of fiscal 2018, to $267.8 million in the fourth quarter of fiscal 2019.  Average cost per dozen purchased from outside shell egg producers decreased 42.3% due to significantly lower egg selling prices in the quarter. Feed cost per dozen for the fourth quarter of fiscal 2019 was $0.411, compared to $0.416 for the same quarter of fiscal 2018, a decrease of 1.2%.

Gross profit, as a percentage of net sales, was 16.4% for fiscal 2019, compared to 24.0% for fiscal 2018. The decrease resulted primarily from lower selling prices for non-specialty eggs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Fiscal Years Ended
(Amounts in thousands)	June 1, 2019	June 2, 2018	Change	Percent Change
Specialty egg	$53,263	$54,300	$(1,037)	(1.9)%
Delivery expense	53,595	53,177	418	0.8%
Payroll and overhead	38,343	37,191	1,152	3.1%
Stock compensation	3,619	3,467	152	4.4%
Other expenses	25,975	31,181	(5,206)	(16.7)%
Total	$174,795	$179,316	$(4,521)	(2.5)%

Selling, general and administrative expenses ("SG&A"), which include costs of marketing, distribution, accounting and corporate overhead, were  $174.8 million in fiscal 2019, a decrease of $4.5 million, or 2.5%, compared to fiscal 2018.  As a percent of net sales, selling, general and administrative expense increased from 11.9% in fiscal 2018 to 12.8% in fiscal 2019, due to the decrease in net sales in fiscal 2019.

Payroll and overhead increased $1.2 million, or 3.1%, compared to the same period of last year primarily due to annual salary increases.  As a percentage of net sales, payroll and overhead is 2.8% and 2.5% for fiscal 2019 and 2018, respectively.  As a percentage of net sales, delivery expense is 3.9% and 3.5% for fiscal 2019 and 2018, respectively. Other expenses decreased $5.2 million, or 16.7%, primarily due to reduced legal expense as a result of the Company's settlement of several antitrust claims in the prior year. The fiscal 2018 amount also included costs associated with preparation for the Company's special shareholders meeting held in July 2018. Insurance expense, which is also a part of other expenses, was flat year over year due to decreases in the Company's liability for incurred but not reported claims being offset by overall increases in premiums for fiscal 2019 compared with fiscal 2018.

	Quarters Ended
(Amounts in thousands)	June 1, 2019	June 2, 2018	Change	Percent Change
Specialty egg	$12,290	$16,878	$(4,588)	(27.2)%
Delivery expense	13,450	13,496	(46)	(0.3)%
Payroll and overhead	9,498	10,024	(526)	(5.2)%
Stock compensation	999	888	111	12.5%
Other expenses	6,059	8,364	(2,305)	(27.6)%
Total	$42,296	$49,650	$(7,354)	(14.8)%

SG&A expense was $42.3 million for the thirteen weeks ended June 1, 2019, a decrease of $7.4 million, or 14.8%, compared to $49.7 million for the thirteen weeks ended June 2, 2018. The decrease in specialty egg expense for the fiscal 2019 fourth quarter is attributable to the timing of advertising and promotions as well as a decrease in specialty egg dozens sold resulting in decreased franchise expense. Payroll and overhead decreased $526,000, or 5.2%, compared to the same period of last year due to timing of bonus accruals. Stock compensation expense relates to the amortization of compensation expense for grants of restricted stock and is dependent on the closing prices of the Company's stock on the grant dates. The weighted average grant date fair value of our restricted stock awards at June 1, 2019, was $43.20, a 2.1% increase over the value of $42.30 at June 2, 2018.  Other expenses decreased 27.6% from $8.4 million for the thirteen weeks ended June 2, 2018 to $6.1 million for the same period of fiscal 2019 primarily due to a reduction in the liability for incurred but not reported insurance claims at June 1, 2019 as well as a reduction in legal expenses.

LEGAL SETTLEMENT EXPENSE

Legal settlement expense for fiscal 2019 was $2.3 million compared to $80.8 million for fiscal 2018, primarily reflecting settlements of antitrust claims against the Company.

LOSS ON DISPOSAL OF FIXED ASSETS

We recorded losses on disposal of fixed assets of $33,000 and $473,000 for fiscal 2019 and 2018, respectively, due to the retirement of layer houses at certain locations in the prior year period.

OPERATING INCOME

As a result of the above, our operating income was $45.8 million for fiscal 2019, compared to $100.5 million for fiscal 2018.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of income (expenses) not directly charged to, or related to, operations such as interest expense, interest income, patronage dividends, and equity in earnings of affiliates, among other items. Total other income for fiscal 2019 was $25.0 million compared to $16.8 million for fiscal 2018.  As a percent of net sales, total other income was 1.8% for fiscal 2019, compared to 1.1% for fiscal 2018.

The Company recorded interest income of $8.0 million in fiscal 2019, compared to $3.7 million for fiscal 2018. We recorded interest expense of $643,000 and $482,000 in fiscal 2019 and 2018, respectively, of which zero was capitalized in fiscal 2019 compared with $217,000 in fiscal 2018.  Interest income from available for sale securities increased due to higher average invested balances and higher rates earned.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc., increased $2.2 million from $8.3 million in fiscal 2018 to $10.5 million in fiscal 2019.

Equity in income of affiliates for fiscal 2019 was $4.8 million compared to $3.5 million for fiscal 2018.  The increase of $1.3 million is primarily due to improved results at our Red River joint venture.

Other, net for fiscal 2019 was income of $2.4 million compared to a loss of $1.6 million for fiscal 2018. The increase is primarily due to a current year increase in royalty income, which represents fees paid to us for sales made by other producers in one of our Eggland's Best franchise areas.

INCOME TAXES

For the fiscal year ended June 1, 2019, our pre-tax income was $70.8 million, compared to $117.3 million for fiscal 2018. Income tax expense of $15.7 million was recorded for fiscal 2019 compared to income tax benefit of $8.9 million for fiscal 2018. Our fiscal 2019 effective tax rate increased to 22.5% from 7.6% in fiscal 2018, driven primarily by the impact of the Tax Cuts and Jobs Act of 2017 (the "Act”) on fiscal 2018. The Act, which was signed by the President in December 2017, among other matters, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company recorded a $43 million tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities.

At June 1, 2019, the Company had an income tax receivable of $9.7 million compared to an income tax payable of $17.4 million at June 2, 2018. The change is primarily due to losses during the fourth quarter of fiscal 2019 reducing the estimated tax liability for the fiscal year below the estimated tax payments already made.

For the thirteen weeks ended June 1, 2019, our pretax loss was $27.9 million and our income tax benefit was $8.4 million with an effective tax rate of 29.8%.

Items causing our effective rate to differ from the federal statutory income tax rate of 21% are state income taxes, certain federal tax credits and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain nondeductible expenses, and net income or loss attributable to noncontrolling interest.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest for fiscal 2019 was $833,000 compared to $264,000 for fiscal 2018. Our noncontrolling interest relates to the Company's majority owned subsidiary, Texas Egg Products, LLC.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2019 was $54.2 million, or $1.12 per basic and diluted share, compared to $125.9 million, or $2.60 per basic and diluted share for fiscal 2018.

Fiscal Year Ended June 2, 2018 Compared to Fiscal Year Ended June 3, 2017

The discussion of our results of operations for the fiscal year ended June 2, 2018 compared to the fiscal year ended June 3, 2017 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 2018 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at June 1, 2019 was $492.8 million, compared to $479.7 million at June 2, 2018. The calculation of working capital is defined as current assets less current liabilities.  Our current ratio was 7.58 at June 1, 2019 compared to 5.45 at June 2, 2018. The current ratio is calculated by dividing current assets by current liabilities.  Our need for working capital generally is highest in the last and first fiscal quarters ending in May/June and August/September, respectively, when egg prices are normally at seasonal lows.

Our long-term debt and capital leases at June 1, 2019, including current maturities, amounted to $2.3 million, compared to $6.1 million at June 2, 2018.  On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). No amounts were borrowed under the facility during fiscal 2019 or as of July 19, 2019. At June 1, 2019, we had $4.2 million in outstanding standby letters of credit, of which $3.7 million were secured by our Revolving Credit Facility with the remainder collateralized with cash.  See Note 8 in the Notes to Consolidated Financial Statements for information regarding our long-term debt instruments.

Net cash provided by operating activities was $115.1 million for fiscal year 2019 compared with $200.4 million for fiscal year 2018.  Decreased gross profit margins resulting from lower egg prices contributed greatly to our decrease in cash flow from operations.

For fiscal 2019, approximately $209.8 million was provided from the sale and maturity of short-term investments, $177.0 million was used to purchase short-term investments and net payments of $7.9 million were received from investments in unconsolidated entities.   We used $17.9 million to acquire Featherland Egg Farms. We invested $4.3 million in unconsolidated entities.  Approximately $68.0 million was used to purchase property, plant and equipment.  Refer to the table of material construction projects presented below for additional information on purchases of property, plant and equipment.  Approximately $3.8 million was used for principal payments on long-term debt and $41.7 million for the payment of dividends.  The net result of these and other activities as of June 1, 2019 was an increase in cash of $20.8 million from June 2, 2018.

For the fiscal year ended June 2, 2018, $200.4 million in net cash was provided by operating activities. Approximately $127.7 million was provided from the sale of short-term investments, $275.3 million was used to purchase short-term investments and net payments of $6.6 million were received from notes receivable and investments in affiliates.   We

invested $4.1 million in the Red River Valley Egg Farm LLC joint venture.  Approximately $19.7 million was used to purchase property, plant and equipment.  Approximately $4.8 million was used for principal payments on long-term debt.  The net result of these and other activities as of June 2, 2018 was an increase in cash of $30.9 million from June 3, 2017.

As of June 1, 2019, we had one note payable with a principal balance of $1.5 million maturing in fiscal 2020. Certain property, plant, and equipment is pledged as collateral on our note payable.  Unless otherwise approved by our lender, we are required by provisions of our loan agreement governing the note to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. Our debt agreement requires Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares, directly or indirectly, representing not less than 50% of the outstanding voting power of the Company.

As of June 1, 2019, we had no balance outstanding on our Revolving Credit Facility. We had $3.7 million in outstanding standby letters of credit secured by the Revolving Credit Facility. The credit agreement governing our Revolving Credit Facility contains customary covenants including restrictions on the incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.00 to 1.00 and (ii) an annual limit on capital expenditures of $100.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the foregoing, shall maintain at least 50% of the Company’s voting stock. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. In addition, under the terms of the credit agreement, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with generally accepted accounting principles. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility. For additional information about our Revolving Credit Facility, see Note 8 to Notes to Consolidated Financial Statements.

At June 1, 2019, we were in compliance with the covenants in our loan agreement.

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including through our Red River Valley Egg Farm LLC joint venture. Additionally, the following table represents material construction projects approved as of July 19, 2019 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of June 1, 2019	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Pittsburg, TX	July 2019	$11,069	$9,711	$1,358
Convertible/Cage-Free Layer Houses	Lake City, FL	September 2019	11,782	8,383	3,399
Convertible/Cage-Free Layer Houses	Harwood, TX	November 2019	12,505	10,173	2,332
Convertible/Cage-Free Layer Houses	Bushnell, FL	January 2020	11,543	2,103	9,440
Convertible/Cage-Free Layer Houses	Bushnell, FL	February 2020	6,151	245	5,906
Cage-Free Pullet Houses	Zephyrhills, FL	February 2020	6,332	2	6,330
Convertible/Cage-Free Layer & Pullet Houses	Pittsburg, TX	October 2020	25,550	397	25,153
Convertible/Cage-Free Layer Houses	Delta, UT	February 2021	17,177	1,631	15,546
Cage-Free Layer & Pullet Houses/Processing Facilty	Delta, UT	February 2022	84,664	208	84,456
			$186,773	$32,853	$153,920

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

	Total	2020	2021	2022	2023	2024	Thereafter
Long-Term Debt & Capital Leases (Principal)	$2,554	$1,696	$205	$215	$224	$214	$—
Long-Term Debt & Capital Leases (Interest)	148	70	34	25	15	4	—
Operating Leases	1,953	641	593	487	215	17	—
Total	$4,655	$2,407	$832	$727	$454	$235	$—

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

INVENTORIES

Inventories of eggs, feed, supplies and flocks are valued principally at the lower of cost (first-in, first-out method) or net realizable value.  If market prices for eggs and feed grains move substantially lower, we record adjustments to write-down the carrying values of eggs and feed inventories to fair market value. The cost associated with flock inventories, consisting principally of chick purchases, feed, labor, contractor payments and overhead costs, are accumulated during the growing period of approximately 22 weeks.  Capitalized flock costs are then amortized over the flock’s productive life, generally one to two years.  Flock mortality is charged to cost of sales as incurred.  High mortality from disease or extreme temperatures will result in abnormal write-downs to flock inventories.  Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

LONG-LIVED ASSETS

Depreciable long-lived assets are primarily comprised of buildings, improvements, machinery and equipment.  Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment.  An increase or decrease in the estimated useful lives would result in changes to depreciation expense.  When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances which indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the asset to it's estimated fair value.

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

EQUITY AND COST METHOD INVESTMENTS

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products.  These investments are recorded using the cost or equity method, and are not consolidated in our financial statements.  Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies amounted to $63.3 million at June 1, 2019 and is shown on the Company’s Consolidated Balance Sheet in the amounts presented for "Investment in unconsolidated entities" and “Other long-lived assets”. The combined total assets and total liabilities of these companies were approximately $298.5 million and $43.1 million, respectively, at June 1, 2019.

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

At June 1, 2019, goodwill represented 3.1% of total assets and 3.6% of stockholders’ equity.  Goodwill relates to the following (in thousands):

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

REVENUE RECOGNITION AND DELIVERY COSTS

Revenue recognition is completed upon satisfaction of the performance obligation to the customer, which typically occurs within days of the Company and customer agreeing upon the order.  See Note 17: Revenue Recognition in the Notes to the Consolidated Financial Statements for further discussion of the policy.

The Company believes the performance obligation is met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.6 million, $53.2 million, and $53.3 million in fiscal years 2019, 2018, and 2017, respectively.  Sales revenue reported in the accompanying Consolidated Statements of Operations is reduced to reflect estimated returns and allowances.  The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2019 fiscal year
Corn	$ 0.25 change in the average market price per bushel	$0.01	$8,767,050
Soybean Meal	$ 25.00 change in the average market price per ton	$0.01	$8,767,050

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates.  At June 1, 2019 all of our outstanding term debt was fixed rate in nature which mitigated the impact of fluctuations in interest rates.  In July 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility which bears interest at a variable rate. No amounts were outstanding under that facility during fiscal 2019. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A 1% adverse move (decrease) in interest rates would adversely affect the net fair value of our outstanding debt by $23,000 at June 1, 2019.

We are not a party to any other material market risk sensitive instruments requiring disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries (the “Company”) as of June 1, 2019 and June 2, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 1, 2019, and the related consolidated notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 1, 2019 and June 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 1, 2019, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 19, 2019 expressed an unqualified opinion thereon.

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

Little Rock, Arkansas
July 19, 2019

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	June 1, 2019	June 2, 2018
Assets
Current assets:
Cash and cash equivalents	$69,247	$48,431
Investment securities available-for-sale	250,181	282,586
Receivables:
Trade receivables, less allowance for doubtful accounts of $206 in 2019 and $268 in 2018	57,059	80,731
Income tax receivable	9,745	—
Other	4,956	5,108
	71,760	85,839
Inventories, net	172,237	168,644
Prepaid expenses and other current assets	4,328	2,020
Total current assets	567,753	587,520
Other assets:
Investments in unconsolidated entities	67,554	66,806
Goodwill	35,525	35,525
Other intangible assets, net	23,762	26,307
Other long-term assets	5,390	8,905
	132,231	137,543
Property, plant and equipment, less accumulated depreciation	456,294	425,384
Total assets	$1,156,278	$1,150,447
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$39,210	$37,840
Accrued dividends payable	—	17,093
Accrued wages and benefits	22,914	18,967
Accrued income taxes payable	—	17,446
Accrued expenses and other liabilities	11,087	12,956
Current maturities of long-term debt	1,696	3,536
Total current liabilities	74,907	107,838
Long-term debt, less current maturities	641	2,554
Other noncurrent liabilities	8,327	8,318
Deferred income taxes, net	82,597	76,055
Total liabilities	166,472	194,765
Commitments and contingencies – See Notes 7, 8, and 12
Stockholders' equity:
Common stock, $.01 par value
120,000 shares authorized and 70,261 shares issued in 2019 and 2018
43,894 and 43,831 shares outstanding in 2019 and 2018, respectively	703	703
Class A convertible common stock, $.01 par value
4,800 shares authorized, issued and outstanding in 2019 and 2018, respectively	48	48
Paid-in capital	56,857	53,323
Retained earnings	954,527	924,918
Accumulated other comprehensive income (loss), net of tax	355	(693)
Common stock in treasury, at cost – 26,366 and 26,430 shares in 2019 and 2018, respectively	(25,866)	(24,966)
Total Cal-Maine Foods, Inc. stockholders' equity	986,624	953,333
Noncontrolling interest in consolidated entities	3,182	2,349
Total stockholders’ equity	989,806	955,682
Total liabilities and stockholders' equity	$1,156,278	$1,150,447
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal years ended
	June 1, 2019	June 2, 2018	June 3, 2017
	52 weeks	52 weeks	53 weeks
Net sales	$1,361,188	$1,502,932	$1,074,513
Cost of sales	1,138,329	1,141,886	1,028,963
Gross profit	222,859	361,046	45,550
Selling, general and administrative	174,795	179,316	176,032
Legal settlement expense - See Note 12	2,250	80,750	—
Loss on disposal of fixed assets	33	473	3,664
Operating income (loss)	45,781	100,507	(134,146)

Other income (expense):
Interest expense	(644)	(265)	(318)
Interest income	7,978	3,697	3,103
Patronage dividends	10,482	8,286	7,665
Equity in income of affiliates	4,776	3,517	1,390
Other, net	2,432	1,595	8,012
Total other income	25,024	16,830	19,852
Income (loss) before income taxes and noncontrolling interest	70,805	117,337	(114,294)
Income tax expense (benefit)	15,743	(8,859)	(39,867)
Net income (loss) including noncontrolling interest	55,062	126,196	(74,427)
Less: Net income (loss) attributable to noncontrolling interest	833	264	(149)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$54,229	$125,932	$(74,278)

Net income (loss) per share:
Basic	$1.12	$2.60	$(1.54)
Diluted	$1.12	$2.60	$(1.54)
Weighted average shares outstanding:
Basic	48,467	48,353	48,362
Diluted	48,589	48,468	48,362
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal years ended
	June 1, 2019	June 2, 2018	June 3, 2017
Net income (loss), including noncontrolling interests	$55,062	$126,196	$(74,427)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	1,719	(1,151)	177
(Increase) decrease in accumulated postretirement benefits obligation, net of reclassification adjustments	(349)	249	(334)
Other comprehensive income (loss), before tax	1,370	(902)	(157)
Income tax (benefit) expense related to items of other comprehensive income	322	(370)	(77)
Other comprehensive income (loss), net of tax	1,048	(532)	(80)
Comprehensive income (loss)	56,110	125,664	(74,507)
Less: comprehensive income (loss) attributable to the noncontrolling interest	833	264	(149)
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$55,277	$125,400	$(74,358)

See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Class A Shares	Class A Amount	Treasury Shares	Treasury Amount	Paid In Capital	Retained Earnings	Accum. Other Comp. Income (Loss)	Noncontrolling Interest	Total
Balance at May 28, 2016	70,261	$703	4,800	$48	26,524	$(22,272)	$46,404	$890,440	$(48)	$2,086	$917,361
Issuance of restricted stock from treasury, net of forfeitures					(80)	73	(73)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					40	(1,715)					(1,715)
Restricted stock compensation expense							3,427				3,427
Cumulative adjustment to restricted stock compensation from the adoption of ASU 2016-09							174	(174)			—
Reclass of equity portion of American Egg Products in connection with Foodonics' acquisition								58		(58)	—
Distribution to noncontrolling interest partners										(73)	(73)
Net loss for fiscal 2017								(74,278)		(149)	(74,427)
Other comprehensive loss, net of tax									(80)		(80)
Balance at June 3, 2017	70,261	$703	4,800	$48	26,484	$(23,914)	$49,932	$816,046	$(128)	$1,806	$844,493
Issuance of restricted stock from treasury, net of forfeitures					(80)	76	(76)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					26	(1,128)					(1,128)
Restricted stock compensation expense							3,467				3,467
Reclassification of stranded tax effects from change in tax rates								33	(33)		—
Dividends								(17,093)			(17,093)
Contribution from noncontrolling interest partners										279	279
Net income for fiscal 2018								125,932		264	126,196
Other comprehensive loss, net of tax									(532)		(532)
Balance at June 2, 2018	70,261	$703	4,800	$48	26,430	$(24,966)	$53,323	$924,918	$(693)	$2,349	$955,682
Issuance of restricted stock from treasury, net of forfeitures					(87)	85	(85)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					23	(985)					(985)
Restricted stock compensation expense							3,619				3,619
Dividends								(24,620)			(24,620)
Net income for fiscal 2019								54,229		833	55,062
Other comprehensive income, net of tax									1,048		1,048
Balance at June 1, 2019	70,261	$703	4,800	$48	26,366	$(25,866)	$56,857	$954,527	$355	$3,182	$989,806
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
໿

	Fiscal year ended
	June 1, 2019	June 2, 2018	June 3, 2017
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$55,062	$126,196	$(74,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,650	54,026	49,113
Deferred income taxes	6,123	(33,809)	14,833
Equity in income of affiliates	(4,775)	(3,517)	(1,390)
(Gain) loss on disposal of property, plant and equipment	33	472	3,664
Stock compensation expense, net of amounts paid	3,619	3,467	3,427
Amortization of investment securities	962	1,680	3,398
Other	23	71	(209)
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables and other assets	16,011	31,403	(37,222)
(Increase) decrease in inventories	(2,285)	(7,952)	2,386
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,338)	28,378	(9,491)
Net cash provided by (used in) operating activities	115,085	200,415	(45,918)

Cash flows from investing activities
Purchases of investments securities	(176,951)	(275,287)	(29,849)
Sales and maturities of investment securities	209,806	127,664	248,292
Acquisition of businesses, net of cash acquired	(17,889)	—	(85,822)
Investment in unconsolidated entities	(4,273)	(4,100)	(19,900)
Payments received on notes receivable and from investments in affiliates	7,904	6,581	6,586
Purchases of property, plant and equipment	(67,989)	(19,671)	(66,657)
Net proceeds from disposal of property, plant and equipment	1,575	963	84
Net cash provided by (used in) investing activities	(47,817)	(163,850)	52,734

Cash flows from financing activities
Principal payments on long-term debt	(3,754)	(4,849)	(16,510)
Contributions from (distributions to) noncontrolling interest partners	—	279	(73)
Purchase of common stock by treasury (including tax benefit on nonqualifying disposition of incentive stock options)	(985)	(1,128)	(1,715)
Payments of dividends	(41,713)	—	—
Net cash used in financing activities	(46,452)	(5,698)	(18,298)
Increase (decrease) in cash and cash equivalents	20,816	30,867	(11,482)
Cash and cash equivalents at beginning of year	48,431	17,564	29,046
Cash and cash equivalents at end of year	$69,247	$48,431	$17,564

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes paid (refunds received), net	$36,312	$(45,101)	$(15,233)
Interest (net of amount capitalized)	644	265	317
See accompanying notes.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 1, 2019

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

The Company sells shell eggs to a diverse group of customers, including national and local grocery store chains, club stores, foodservice distributors, and egg product consumers.  The Company’s sales are primarily in the southeastern, southwestern, mid-western and mid-Atlantic regions of the United States. Credit is extended based upon an evaluation of each customer’s financial condition and credit history and generally collateral is not required. Credit losses have consistently been within management’s expectations. Two customers, Wal-Mart and Sam’s Club, on a combined basis, accounted for 33.7%,  33.2% and 28.9% of the Company’s net sales in fiscal years 2019,  2018, and 2017, respectively.

Fiscal Year

The Company’s fiscal year-end is on the Saturday nearest May 31, which was June 1, 2019 (52 weeks),  June 2, 2018 (52 weeks),  and June 3, 2017 (53 weeks) for the most recent three fiscal years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 1, 2019 and routinely throughout these years, the Company maintained cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any loss in such accounts.  The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and zero-balance disbursement accounts for funding payroll and accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable. At June 1, 2019, and June 2, 2018, checks outstanding in excess of related book cash balances totaled $6.2 million and $418,000, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”).  The Company considers all of its investment securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. We had unrealized gains, net of tax, of $1.0 million at June 1, 2019, compared with unrealized losses, net of tax, of $294,000 at June 2, 2018, both of which are included in the line item “Accumulated other comprehensive income (loss), net of tax” on our Consolidated Balance Sheets. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

At June 1, 2019 and June 2, 2018, we had $250.2 million and $282.6 million, respectively, of current investment securities available-for-sale consisting of commercial paper, U.S. government obligations, government agency bonds, certificates of deposit, variable rate demand notes, tax-exempt municipal bonds, zero coupon municipal bonds and corporate bonds with maturities of three months or longer when purchased. We classified these securities as current, because the amounts invested are available for current operations.  At June 1, 2019 and June 2, 2018 we had $3.4 million and $3.1 million, respectively, of investments in mutual funds which are considered long term and are a part of “Other long-term assets” in the Consolidated Balance Sheets.

Investments in Unconsolidated Entities

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are comprised primarily of amounts owed to the Company from customers, which amounted to $57.1 million at June 1, 2019 and $80.7 million at June 2, 2018.  They are presented net of an allowance for doubtful accounts of $206,000 at June 1, 2019 and $268,000 at June 2, 2018. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are aged, generally 100% for amounts aged more than 60 days. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both June 1, 2019 and June 2, 2018 two customers accounted for approximately 29.7% and 33.4% of the Company’s trade accounts receivable, respectively.

Inventories

Inventories of eggs, feed, supplies and flocks are valued principally at the lower of cost (first-in, first-out method) or net realizable value.

The cost associated with flocks, consisting principally of chicks, feed, labor, contractor payments and overhead costs, are accumulated during a growing period of approximately 22 weeks. Flock costs are amortized to cost of sales over the productive lives of the flocks, generally one to two years. Flock mortality is charged to cost of sales as incurred.

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

Dividends

Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income, the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid.  Dividends payable, which would represent accrued unpaid dividends applicable to the Company's fourth quarter, were zero at June 1, 2019 and $17.1 million at June 2, 2018. At June 1, 2019, cumulative losses that must be recovered prior to paying a dividend were $19.8 million.

	13 Weeks Ended		52 Weeks Ended
	June 1, 2019	June 2, 2018	June 1, 2019	June 2, 2018
Net income (loss) attributable to Cal-Maine Foods, inc.	$(19,761)	$71,767	$54,229	$125,932
Cumulative losses to be recovered prior to payment of dividend at beginning of the period	—	(20,488)	—	(74,653)
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$(19,761)	$51,279	$54,229	$51,279

1/3 of net income attributable to Cal-Maine Foods, Inc.	—

Common stock outstanding (shares)	43,894
Class A common stock outstanding (shares)	4,800
Total common stock outstanding (shares)	48,694

Dividends per common share*	$—	$0.351	$0.506	$0.351

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

Revenue Recognition and Delivery Costs

Revenue recognition is completed upon satisfaction of the performance obligation to the customer, which typically occurs within days of the Company and customer agreeing upon the order.  See Note 17, Revenue Recognition, for further discussion of the policy.

The Company believes the performance obligation is met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.6 million, $53.2 million, and $53.3 million in fiscal years 2019, 2018, and 2017, respectively.  Sales revenue reported in the accompanying consolidated statements of operations is reduced to reflect estimated returns and allowances. The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

Advertising Costs

The Company expensed advertising costs as incurred of $7.3 million, $6.3 million, and $10.3 million in fiscal 2019,  2018, and 2017, respectively.

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

Basic net income per share was calculated by dividing net income by the weighted-average number of common and Class A shares outstanding during the period.  Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and unvested restricted shares.  Due to the net loss in the year ended June 3, 2017 restricted shares in the amount of 131,292 were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  The computations of basic net income per share and diluted net income per share are as follows (in thousands):

	June 1, 2019	June 2, 2018	June 3, 2017
Net income (loss) attributable to Cal-Maine Foods, Inc.	$54,229	$125,932	$(74,278)

Basic weighted-average common shares (including Class A)	48,467	48,353	48,362

Effect of dilutive securities:
Common stock options and restricted stock	122	115	—
Dilutive potential common shares	48,589	48,468	48,362

Net income (loss) per common share:
Basic	$1.12	$2.60	$(1.54)

Diluted	$1.12	$2.60	$(1.54)

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

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
The effective date for the new standard, for the Company, is June 2, 2019. The Company elected a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We will adopt the new standard June 2, 2019 which will be presented in the Company’s first quarter of 2020.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect practical expedients which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.
We do not expect that this standard will have a material effect on our financial statements. Upon adoption, the most significant effects are expected to relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which is expected to be approximately $2.0 million at the beginning of fiscal 2020; and (2) providing significant new disclosures about our leasing activities.
The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. For the leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Reclassification

Certain prior period amounts have been reclassified between "Other income" and "Selling, general and administrative" expense to conform with current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

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

The following table summarizes the aggregate purchase price allocation for Featherland (in thousands):

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

3.  Investment in Unconsolidated Entities

The Company has several investments in unconsolidated entities that are accounted for using the equity method of accounting. Red River Valley Egg Farm, LLC ("Red River") operates a cage-free shell egg production complex near Bogota, Texas. Specialty Eggs, LLC ("Specialty Eggs") owns the Egg-Land's Best franchise for most of Georgia and South Carolina, as well as a portion of western North Carolina and eastern Alabama. Southwest Specialty Eggs, LLC ("Southwest Specialty Eggs") owns the Egg-Land's Best franchise for Arizona, southern California and Clark County, Nevada (including Las Vegas). As of June 1, 2019, the Company owns 50% of each of Red River, Specialty Eggs, and Southwest Specialty Eggs. Equity method investments are included in “Investments in unconsolidated entities” in the accompanying Consolidated Balance Sheets and totaled $60.7 million and $64.2 million at June 1, 2019 and at June 2, 2018, respectively.

Equity in income of unconsolidated entities of $4.8 million, $3.5 million, and $1.4 million from these entities has been included in the Consolidated Statements of Operations for fiscal 2019,  2018, and 2017, respectively.

The condensed consolidated financial information for the Company's unconsolidated joint ventures was as follows (in thousands):

	For the fiscal year ended
	June 1, 2019	June 2, 2018	June 3, 2017
Net sales	$112,396	$107,705	$86,072
Net income	9,490	7,071	2,804
Total assets	128,470	134,056	131,871
Total liabilities	7,600	5,859	6,543
Total equity	120,870	128,197	125,328

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative.  At June 1, 2019 and June 2, 2018, “Other long-term assets” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations.  The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method.   The carrying value of this investment at June 1, 2019 and June 2, 2018 was $2.6 million and $2.6 million, respectively.
The Company regularly transacts business with its cost and equity method affiliates. The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):
໿

	For the fiscal year ended
	June 1, 2019	June 2, 2018	June 3, 2017
Sales to affiliates	$58,093	$59,295	$59,073
Purchases from affiliates	81,685	81,043	73,713
Dividends from affiliates	8,300	4,664	6,581

	June 1, 2019	June 2, 2018
Accounts receivable from affiliates	$4,307	$4,603
Accounts payable to affiliates	3,324	3,525

4.  Inventories

Inventories consisted of the following (in thousands):
໿

	June 1, 2019	June 2, 2018
Flocks, net of accumulated amortization	$105,536	$96,594
Eggs	14,318	17,313
Feed and supplies	52,383	54,737
	$172,237	$168,644

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at June 1, 2019, consisted of approximately 9.4 million pullets and breeders and 36.2 million layers.

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
໿
໿

	June 1, 2019	June 2, 2018	June 3, 2017
Amortization	$119,658	$117,774	$118,859
Mortality	5,161	4,438	5,213
Total flock costs charge to cost of sales	$124,819	$122,212	$124,072

໿

໿
5.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):
໿

		Other Intangibles
		Franchise	Customer	Non-compete	Right of use	Water		Total other
	Goodwill	rights	relationships	agreements	intangible	rights	Trademark	intangibles
Balance June 3, 2017	$35,525	$23,214	$4,660	$104	$66	$720	$385	$29,149
Amortization	—	(1,631)	(1,078)	(18)	(66)	—	(49)	(2,842)
Balance June 2, 2018	35,525	21,583	3,582	86	—	720	336	26,307
Additions	—	—	—	250	—	—	—	250
Amortization	—	(1,628)	(1,078)	(39)	—	—	(50)	(2,795)
Balance June 1, 2019	$35,525	$19,955	$2,504	$297	$—	$720	$286	$23,762

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
໿
໿

	June 1, 2019		June 2, 2018
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$29,284	$(9,329)	$29,284	$(7,701)
Customer relationships	19,544	(17,040)	19,544	(15,962)
Non-compete agreements	450	(153)	200	(114)
Right of use intangible	191	(191)	191	(191)
Water rights *	720	—	720	—
Trademark	400	(114)	400	(64)
Total	$50,589	$(26,827)	$50,339	$(24,032)

*	Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2019, 2018, and 2017 totaled $2.8 million, $2.8 million, and $2.2 million, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):
໿

For fiscal period	Estimated amortization expense
2020	$2,815
2021	2,278
2022	1,974
2023	1,974
2024	1,945
Thereafter	12,056
Total	$23,042

໿
໿
໿
6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 1, 2019	June 2, 2018
Land and improvements	$93,046	$90,757
Buildings and improvements	370,451	360,030
Machinery and equipment	496,166	478,997
Construction-in-progress	52,551	9,307
	1,012,214	939,091
Less: accumulated depreciation	555,920	513,707
	$456,294	$425,384

Depreciation expense was $51.7 million, $51.1 million and $48.8 million in fiscal years 2019,  2018 and 2017, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires.  Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense).” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.  Insurance claims incurred or finalized during the fiscal years ended 2019, 2018, and 2017 did not have a material affect on the Company's consolidated financial statements.

7.  Leases

Future minimum payments under non-cancelable operating leases that have initial or remaining non-cancelable terms in excess of one year at June 1, 2019 are as follows (in thousands):

2020	$641
2021	593
2022	487
2023	215
2024	17
Total minimum lease payments	$1,953

Substantially all of the leases require the Company to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased assets.  Vehicle rent expense totaled $430,000,  $578,000 and $475,000 in fiscal 2019,  2018 and 2017, respectively. Rent expense excluding vehicle rent was $3.9 million, $3.2 million, and $3.5 million in fiscal 2019,  2018 and 2017, respectively, primarily for the lease of certain operating facilities and equipment.

8.  Credit Facilities and Long-Term Debt

Long-term debt consisted of the following (in thousands except interest rate and installment data):

	June 1, 2019	June 2, 2018
Note payable at 6.20%, due in monthly principal installments of $250,000, plus interest, maturing in fiscal 2020	$1,500	$4,500
Note payable at 5.40%, due in monthly principal installments of $125,000, plus interest, matured in fiscal 2019	—	250
Capital lease obligations	1,054	1,340
	2,554	6,090
Less: capitalized loan costs	217	—
Total debt	2,337	6,090
Less: current maturities	1,696	3,536
Long-term debt, less current maturities	$641	$2,554

໿
The aggregate annual fiscal year maturities of long-term debt at June 1, 2019 are as follows (in thousands):

2020	$1,696
2021	205
2022	215
2023	224
2024	214
$2,554

Certain property, plant, and equipment is pledged as collateral on our note payable. Unless otherwise approved by our lender, we are required by provisions of our loan agreement to (1) maintain minimum levels of working capital (ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income); (2) limit dividends paid in any given quarter to not exceed an amount equal to one third of the previous quarter’s consolidated net income (allowed if no events of default), (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization not to exceed 55%); and (4) maintain various current and cash-flow coverage ratios (1.25 to 1), among other restrictions. Our debt agreement requires Fred R. Adams, Jr., the Company’s Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares, directly or indirectly, representing not less than 50% of the outstanding voting power of the Company.

Interest, net of amount capitalized, of $644,000, $265,000, and $318,000 was recorded during fiscal 2019, 2018 and 2017, respectively.  Interest of zero, $217,000 and $1.1 million was capitalized for construction of certain facilities during fiscal 2019,  2018 and 2017, respectively.

On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) with a five-year term. The credit agreement for the Revolving Credit Facility includes an accordion feature permitting the Company, with the consent of the administrative agent, to increase the revolving commitments in the aggregate up to $125.0 million. No amounts were borrowed under the facility as of June 1, 2019 or during fiscal 2019. The Company had $3.7 million of outstanding standby letters of credit issued under the Revolving Credit Facility at June 1, 2019.

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

The credit agreement for the Revolving Credit Facility also includes customary events of default and customary remedies upon the occurrence of an event of default, including acceleration of the amounts due and foreclosure of the collateral.

At June 1, 2019, we were in compliance with the covenant requirements of all loan agreements.

9.  Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws.  The plan is funded by contributions from the Company and its employees.  Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees.  The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence.  The Company's expenses including accruals for incurred but not reported claims were approximately $18.1 million, $16.1 million, and $14.0 million in fiscal years 2019,  2018 and 2017, respectively.  The liability recorded for incurred but not reported claims was $1.1 million as of June 1, 2019 and June 2, 2018.

The Company has a KSOP plan that covers substantially all employees (“the Plan”).  The Company makes contributions to the Plan at a rate of 3% of participants' eligible compensation, plus an additional amount determined at the discretion of the Board of Directors.  Contributions can be made in cash or the Company's common stock, and vest immediately.   The Company's cash contributions to the Plan were $3.7 million, $3.3 million, and $3.2 million in fiscal years 2019,  2018 and 2017, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2019,  2018, or 2017. Dividends on the Company’s common stock are paid to the Plan in cash.  The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets.  The Plan sold common stock on the NASDAQ to pay benefits to Plan participants.  Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.  The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements.  Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer.  Payments made under the plan were $129,000,  $110,000, and $110,000 in fiscal years 2019,  2018, and 2017, respectively.  The liability recorded related to these agreements was $1.5 million at June 1, 2019 and June 2, 2018.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company.  The awards issued under this plan were $267,000, $298,000, and $290,000 in fiscal 2019,  2018 and 2017, respectively.  Payments made under the plan were $84,000 and $42,000 in fiscal 2019 and 2018, respectively.  The liability recorded related to this plan was $3.4 million and $3.1 million at June 1, 2019 and June 2, 2018, respectively.

Deferred compensation expense for both plans totaled $377,000, $693,000 and $616,000 in fiscal 2019,  2018 and 2017, respectively.

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

The plan is accounted for in accordance with ASC 715, “Compensation – Retirement Benefits”, whereby an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in the funded status in the year the change occurs through comprehensive income.  Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $2.9 million at June 1, 2019 and $2.3 million June 2, 2018.  The remaining disclosures associated with ASC 715 are immaterial to the Company’s financial statements.

10.  Stock Compensation Plans

On October 5, 2012, shareholders approved the Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (“2012 Plan”). The purpose of the 2012 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, outside directors and consultants, are expected to contribute to our success and to achieve long-term objectives which will benefit our shareholders through the additional incentives inherent in the awards under the 2012 Plan. The maximum number of shares of common stock available for awards under the 2012 Plan is 1,000,000 shares issuable from the Company’s treasury stock.  Awards may be granted under the 2012 Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options which may be granted only to our employees). As of June 1, 2019, there were 336,052 shares available for future issuance under the 2012 Plan.

In January 2018, the Company granted 94,189 restricted shares from treasury.  The restricted shares vest three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted shares contain no other service or performance conditions.  Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends.  Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Our unrecognized compensation expense as a result of non-vested shares was $6.0 million at June 1, 2019 and $5.9 million June 2, 2018.  The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.1 years.

The Company recognized stock compensation expense of $3.6 million, $3.5 million, and $3.4 million for equity awards in fiscal 2019, 2018, and 2017, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 3, 2017	247,735	$35.97
Granted	88,965	43.81
Vested	(85,990)	36.76
Forfeited	(9,420)	42.43
Outstanding, June 2, 2018	241,290	$42.30
Granted	94,189	42.68
Vested	(79,918)	48.84
Forfeited	(7,149)	44.00
Outstanding, June 1, 2019	248,412	$43.20

໿
໿
໿
11.  Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	June 1, 2019	June 2, 2018	June 3, 2017
Current:
Federal	$8,160	$18,560	$(48,030)
State	1,460	6,390	(6,670)
	9,620	24,950	(54,700)
Deferred:
Federal	4,843	11,038	13,076
Enacted rate change	—	(42,973)	—
State	1,280	(1,874)	1,757
	6,123	(33,809)	14,833
	$15,743	$(8,859)	$(39,867)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	June 1, 2019	June 2, 2018
Deferred tax liabilities:
Property, plant and equipment	$49,275	$47,899
Inventories	27,750	25,494
Investment in affiliates	7,609	7,996
Other comprehensive income	324	—
Other	2,596	1,616
Total deferred tax liabilities	87,554	83,005

Deferred tax assets:
Accrued expenses	2,170	3,013
State operating loss carryforwards	133	566
Other comprehensive loss	—	95
Other	2,654	3,276
Total deferred tax assets	4,957	6,950
Net deferred tax liabilities	$82,597	$76,055

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:
໿

	Fiscal year end
	June 1, 2019	June 2, 2018	June 3, 2017

Statutory federal income tax (benefit)	$14,694	$34,105	$(39,950)
State income tax (benefit)	2,164	3,200	(3,193)
Domestic manufacturers deduction	—	(2,545)	4,095
Enacted rate change	—	(42,973)	—
Tax exempt interest income	(197)	(101)	(206)
Other, net	(918)	(545)	(613)
	$15,743	$(8,859)	$(39,867)

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), which among other matters reduced the United States corporate tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company recorded a $43 million tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities.

Federal and state income taxes of $36.5 million, $2.1 million, and $3.7 million were paid in fiscal years 2019, 2018, and 2017, respectively. Federal and state income taxes of $418,000, $47.2 million, and $17.6 million were refunded in fiscal years 2019, 2018, and 2017, respectively.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 1, 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes.

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

12. Contingencies
Financial Instruments
The Company maintained standby letters of credit (“LOC”) with banks totaling $4.2 million at June 1, 2019, of which $3.7 million where issued under the Company's Revolving Credit Facility with the remainder collateralized with cash. The cash collateralized LOCs are included in the line item “Other assets” in the consolidated balance sheets.  The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.
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
The Indirect Purchaser Putative Class Action.  The named plaintiffs in these cases are individuals or companies who allege that they purchased shell eggs indirectly from one or more of the defendants - that is, they purchased from retailers that had previously purchased from defendants or other parties - and sued on behalf of themselves and a putative class of others who claim to be similarly situated. The District Court denied the indirect purchaser plaintiffs’ motion for class certification. On June 28, 2018, the Company entered into a settlement agreement with the indirect purchaser plaintiffs, for an immaterial amount, and on July 17, 2018, the Court entered an order dismissing all indirect purchaser plaintiffs’ claims against the Company and other defendants.
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
The Company settled all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). As previously reported, the Company settled all claims brought by one of these plaintiffs, Conopco, Inc. on a confidential basis and for an amount that did not have a material impact on the Company’s financial condition or results, and on November 21, 2018, the Court entered a final judgment dismissing Conopco’s claims against the Company. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company (“Egg Products Plaintiffs”). The Egg Products Plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On September 6, 2016, the District Court granted defendants’ motion for summary judgment and dismissed with prejudice all claims based on the purchase of egg products. That ruling was appealed to the United States Court of Appeals for the Third

Circuit, and on January 22, 2018, the Third Circuit reversed the District Court’s grant of summary judgment and remanded the case to the District Court. Even though the appealing egg-products plaintiffs had asked the Third Circuit to remand the case for trial, the Third Circuit declined, instead remanding the case for further proceedings, including the suggestion that the District Court determine whether the egg-products plaintiffs had sufficient evidence of causation and damages to submit the case to a jury. On March 5, 2018, defendants filed a motion in the District Court seeking leave to file a motion for summary judgment in light of the remand statements in the Third Circuit’s opinion. The Egg Products Plaintiffs opposed that motion, and on March 26, 2018, the defendants filed a reply in support of the motion. On July 16, 2018, the court granted the defendants’ motion for leave and on August 17, 2018, defendants filed their motions for summary judgment and requested oral argument. The plaintiffs filed their responses on September 21, 2018, and sur-replies on October 19, 2018, and the defendants filed their replies on October 12, 2018. On December 19, 2018, the District Court heard oral argument on the renewed motions for summary judgment, and on June 11, 2019, denied the defendants’ motions for summary judgement. On July 2, 2019, the Egg Products Plaintiffs filed a motion seeking to have the case remanded to federal court in Chicago, where it was initially filed, for trial.  The District Court has not ruled on that motion.
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

13.   Description of Rights and Privileges of Capital Stock—Capital Structure Consists of Common Stock and Class A Common Stock

The Company has two classes of capital stock: Common Stock and Class A Common Stock. Except as otherwise required by law or the Company's certificate of incorporation, holders of shares of the Company’s capital stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Common Stock entitled to one vote and each share of Class A Common Stock entitled to ten votes. Holders of capital stock have the right of cumulative voting in the election of directors. The Common Stock and Class A Common Stock have equal liquidation rights and the same dividend rights.  In the case of any dividend payable in stock, holders of Common Stock are entitled to receive the same percentage dividend (payable only in shares of Common Stock) as the holders of Class A Common Stock receive (payable only in shares of Class A Common Stock). Upon liquidation, dissolution, or winding-up of the Company, the holders of Common Stock are entitled to share ratably with the holders of Class A Common Stock in all assets available for distribution after payment in full of creditors. The holders of Common Stock and Class A Common Stock are not entitled to preemptive or subscription rights. No class of capital stock may be combined or subdivided unless the other classes of capital stock are combined or subdivided in the same proportion. No dividend may be declared and paid on Class A Common Stock unless the dividend is payable only to the holders of Class A Common Stock and a dividend is declared and paid to Common Stock concurrently.

Each share of Class A Common Stock is convertible, at the option of its holder, into one share of Common Stock at any time. The Company’s Second Restated Certificate of Incorporation (“Restated Charter”) identifies family members of Mr. Adams (“Immediate Family Members”) and arrangements and entities that are permitted to receive and hold shares of Class A Common Stock, with ten votes per share, without such shares converting into shares of Common Stock, with one vote per share (“Permitted Transferees”). The Permitted Transferees include arrangements and entities such as revocable trusts and limited liability companies that could hold Class A Common Stock for the benefit of Immediate Family Members. Each Permitted Transferee must have a relationship, specifically defined in the Restated Charter, with another Permitted Transferee or an Immediate Family Member. A share of Class A Common Stock transferred to a person other than a Permitted Transferee would automatically convert into Common Stock with one vote per share. Additionally, the Restated Charter includes a sunset provision pursuant to which all of the outstanding Class A Common Stock will automatically convert to Common Stock if: (a) less than 4,300,000 shares of Class A Common Stock, in the aggregate, are beneficially owned by Immediate Family Members and/or Permitted Transferees, or (b) if less than 4,600,000 shares of Class A Common Stock and Common Stock, in the aggregate, are beneficially owned by Immediate Family Members and/or Permitted Transferees.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value. We have not elected to carry our long-term debt at fair value. Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. Estimated fair values are management’s estimates, which is a level 3 input; however, when there is no readily available market data, the estimated fair values may not represent the amounts that could be realized in a current transaction, and the fair values could change significantly. The fair value of the Company’s debt is sensitive to changes in the general level of U.S. interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A one percent (1%) decrease in interest rates would increase the net fair value of the Company’s debt by $23,000 at June 1, 2019.  The fair value and carrying value of the Company’s long-term debt were as follows (in thousands):
໿

	June 1, 2019		June 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$1,283	$1,309	$4,750	$4,732
Long-term leases	1,054	940	1,340	1,171
	$2,337	$2,249	$6,090	$5,903

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 1, 2019 and June 2, 2018 (in thousands):
໿

	June 1, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$30,974	$—	$30,974
Municipal bonds	—	50,353	—	50,353
Certificates of deposits	—	6,148	—	6,148
Commercial paper	—	9,945	—	9,945
Corporate bonds	—	147,162	—	147,162
Asset backed securities	—	5,599	—	5,599
Mutual funds	3,357	—	—	3,357
Total assets measured at fair value	$3,357	$250,181	$—	$253,538

	June 2, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
US government and agency obligations	$—	$23,817	$—	$23,817
Municipal bonds	—	20,666	—	20,666
Certificates of deposits	—	2,507	—	2,507
Commercial paper	—	17,920	—	17,920
Corporate bonds	—	214,083	—	214,083
Variable rate demand notes	—	600	—	600
Asset backed securities	—	2,993	—	2,993
Mutual funds	3,071	—	—	3,071
Total assets measured at fair value	$3,071	$282,586	$—	$285,657

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

15.   Investment Securities

Investment securities consisted of the following (in thousands):
໿

	June 1, 2019
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
US government and agency obligations	$30,896	$78	$—	$30,974
Municipal bonds	50,220	133	—	50,353
Certificates of deposit	6,149	—	1	6,148
Commercial paper	9,953	—	8	9,945
Corporate bonds	147,068	94	—	147,162
Variable rate demand notes	—	—	—	—
Asset backed securities	5,589	10	—	5,599
Total current investment securities	$249,875	$315	$9	$250,181

Mutual funds	2,331	1,026	—	3,357
Total noncurrent investment securities	$2,331	$1,026	—	$3,357
໿

	June 2, 2018
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
US government and agency obligations	$23,991	$—	$174	$23,817
Municipal bonds	20,697	—	31	20,666
Certificates of deposit	2,510	—	3	2,507
Commercial paper	17,926	—	6	17,920
Corporate bonds	215,273	—	1,190	214,083
Variable rate demand notes	600	—	—	600
Asset backed securities	3,010	—	17	2,993
Total current investment securities	$284,007	$—	$1,421	$282,586

Mutual funds	2,037	1,034	—	3,071
Total noncurrent investment securities	$2,037	$1,034	—	$3,071

Proceeds from the sales and maturities of available-for-sale securities were $209.8 million, $127.7 million, and $248.2 million during fiscal 2019, 2018, and 2017, respectively. Gross realized gains on those sales and maturities during fiscal 2019,  2018, and 2017 were $13,000, $25,000, and $231,000, respectively. Gross realized losses on those sales and maturities during fiscal 2019,  2018,  and 2017 were $36,000, $83,000, and $7,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Unrealized holding gains and (losses), net of taxes, for fiscal 2019, 2018, and 2017 were as follows (in thousands):

	June 1, 2019	June 2, 2018	June 3, 2017
Current Investments	$1,307	$(1,083)	$(54)
Noncurrent Investments	(7)	316	164
Total unrealized holding gains (losses)	$1,300	$(767)	$110

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Contractual maturities of investment securities at June 1, 2019, are as follows (in thousands):

Estimated Fair Value
Within one year	$135,941
1-3 years	114,240
$250,181

໿

16.   Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$340,583	$356,040	$383,993	$280,572
Gross profit	57,128	70,535	82,441	12,755
Net income (loss) attributable to Cal-Maine Foods, Inc.	12,406	21,807	39,777	(19,761)
Net income (loss) per share:
Basic	$0.26	$0.45	$0.82	$(0.41)
Diluted	$0.26	$0.45	$0.82	$(0.41)

	Fiscal Year 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$262,845	$361,172	$435,820	$443,095
Gross profit	17,336	82,396	120,098	141,216
Net income (loss) attributable to Cal-Maine Foods, Inc.	(15,993)	(26,136)	96,294	71,767
Net income (loss) per share:
Basic	$(0.33)	$(0.54)	$1.99	$1.48
Diluted	$(0.33)	$(0.54)	$1.99	$1.48

During the Company's second quarter of fiscal 2019 and second quarter of fiscal 2018, we recorded $2.3 million and $80.8 million, respectively, primarily related to the legal settlement of several antitrust claims against the Company. Also during the second quarter of fiscal 2018, the Tax Cuts and Jobs Act of 2017 was enacted. This resulted in an initial revaluation of our deferred tax liabilities during the third quarter which favorably impacted our results by $35.0 million. In the fourth quarter of fiscal 2018, we completed our analysis of the Act and recorded additional tax benefit of $8.0 million.

Note 17. Revenue Recognition

Satisfaction of Performance Obligation

The vast majority of the Company’s revenue is derived from agreements with customers based on the customer placing an order for products. Pricing for the most part is determined when the Company and the customer agree upon the specific order, which establishes the contract for that order.

Revenues are recognized in an amount that reflects the net consideration we expect to receive in exchange for the goods. Our shell eggs are sold at prices related to independently quoted wholesale market prices or formulas related to our costs of production. The Company’s sales predominantly contain a single performance obligation. We recognize revenue upon satisfaction of the performance obligation with the customer which typically occurs within days of the Company and the customer agreeing upon the order.

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $53.6 million, $53.2 million, and $53.3 million in fiscal years 2019, 2018, and 2017, respectively.

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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		52 Weeks Ended
	June 1, 2019	June 2, 2018	June 1, 2019	June 2, 2018
Non-specialty shell egg sales	$150,860	$294,892	$810,306	$956,909
Specialty shell egg sales	113,835	124,400	478,057	467,469
Co-pack specialty shell egg sales	6,057	7,216	26,112	26,092
Egg products	8,852	14,435	41,508	43,519
Other	968	2,152	5,205	8,943
	$280,572	$443,095	$1,361,188	$1,502,932

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

Note 18. Related Party Transaction

At a special meeting on July 20, 2018, the Company’s stockholders approved amendments to the Company’s certificate of incorporation in order to facilitate estate planning for the Company's founder and Chairman Emeritus, Mr. Fred R. Adams, Jr.  The Company incurred legal and other fees in conjunction with these amendments.  In connection with the negotiations relating to these amendments, Mr. Adams, through a conservatorship of which Mrs. Jean Reed Adams

(the spouse of Mr. Adams) and Mr. Adolphus B. Baker (our Chief Executive Officer and Chairman of the Board) are co-conservators, reimbursed the Company $750,000 of these fees.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended June 1, 2019, June 2, 2018, and June 3, 2017
(in thousands)
໿

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Write-off	End of
Description	Period	Expense	of Accounts	Period

Year ended June 1, 2019
Allowance for doubtful accounts	$268	$42	$104	$206

Year ended June 2, 2018
Allowance for doubtful accounts	$386	$10	$128	$268

Year ended June 3, 2017
Allowance for doubtful accounts	$727	$(176)	$165	$386

໿

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 1, 2019 at the reasonable assurance level.

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

2.
Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 1, 2019.  The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.
Management has determined that our internal control over financial reporting as of June 1, 2019 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on Internal Control Over Financial Reporting

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 1, 2019, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as June 1, 2019, based on criteria established in 2013 Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of the Company and our report dated July 19, 2019 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Frost, PLLC

Little Rock, Arkansas
July 19, 2019

(c)	Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of June 1, 2019, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 1, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance required by Item 10 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2019 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation required by Item 11 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2019 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2019 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required by Item 13 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2019 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services required by Item 14 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2019 Annual Meeting of Shareholders.

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

(a)(3)Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018).
3.2	Composite Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013).
4.1**	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement Regarding Common Stock, including Registration Rights Exhibit (attached) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 5, 2018.
10.2*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007).
10.3
Loan Agreement, dated as of November 12, 2009, between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3(e) in the Registrant’s Form 8-K, filed November 17, 2009).

10.4
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

21**	Subsidiaries of the Registrant
23.1**	Consent of FROST, PLLC
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated July 22, 2019 announcing interim and annual financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed July 22, 2019).
101.SCH***+	Inline XBRL Taxonomy Extension Schema Document
101.CAL***+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith as an Exhibit

***	Furnished herewith as an Exhibit

†	Submitted electronically with this Annual Report on Form 10-K

(c)	Financial Statement Schedules Required by Regulation S-X

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

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
Chief Executive Officer and Chairman of the Board
Date:	July 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	Chief Executive Officer and	July 19, 2019
Adolphus B. Baker	Chairman of the Board
(Principal Executive Officer)

/s/ Max P. Bowman	Vice President, Chief Financial	July 19, 2019
Max P. Bowman	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 19, 2019
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman L. Miller	President, Chief Operating	July 19, 2019
Sherman L. Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 19, 2019
Letitia C. Hughes

/s/ James E. Poole	Director	July 19, 2019
James E. Poole

/s/ Steve W. Sanders	Director	July 19, 2019
Steve W. Sanders