Form 10-Q
period 2019-08-31
CAL-MAINE FOODS INC
filed 2019-09-30
CIK 16160

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2019

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

(601) 948-6813
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CALM	The NASDAQ Global Select Market

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

Index

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
Yes ☐    No ☑
There were 43,893,117 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 30, 2019.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED AUGUST 31, 2019

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amounts)

	August 31, 2019	June 1, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	46,386	69,247
Investment securities available-for-sale	189,700	250,181
Trade and other receivables (less allowance for doubtful accounts of
$422 and $206 at August 31, 2019 and June 1, 2019, respectively)	78,359	71,760
Inventories	182,396	172,237
Prepaid expenses and other current assets	6,099	4,328
Total current assets	502,940	567,753
Property, plant and equipment, net	462,148	455,347
Finance lease right-of-use asset, net	793	947
Operating lease right-of-use asset, net	2,047	—
Investments in unconsolidated entities	66,250	67,554
Goodwill	35,525	35,525
Other intangible assets, net	23,058	23,762
Other long-lived assets	4,111	5,390
TOTAL ASSETS	1,096,872	1,156,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	73,913	73,211
Current maturities of long-term debt	750	1,500
Current portion of finance lease obligation	198	196
Current portion of operating lease obligation	628	—
Total current liabilities	75,489	74,907
Long-term finance lease obligation	807	858
Long-term operating lease obligation	1,420	—
Other noncurrent liabilities	7,705	8,110
Deferred income taxes	67,684	82,597
Total liabilities	153,105	166,472
Commitment and contingencies - see Note 11
Stockholders’ equity:
Common stock, $0.01 par value, 120,000 authorized and 70,261 shares issued at
August 31, 2019, and June 1, 2019, respectively, and 43,893 and 43,895 shares
outstanding at August 31, 2019 and June 1, 2019, respectively	703	703
Class A convertible common stock, $.01 par value, 4,800 shares authorized, issued
and outstanding at August 31, 2019 and June 1, 2019	48	48
Paid-in capital	57,748	56,857
Retained earnings	908,767	954,527
Accumulated other comprehensive income (loss), net of tax	(87)	355
Common stock in treasury at cost – 26,367 and 26,366 shares at August 31, 2019
and June 1, 2019	(25,878)	(25,866)
Total Cal-Maine Foods, Inc. stockholders’ equity	941,301	986,624
Noncontrolling interest in consolidated entities	2,466	3,182
Total stockholders’ equity	943,767	989,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,096,872	1,156,278

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Net sales	$241,166	$340,583
Cost of sales	262,291	283,455
Gross profit (loss)	(21,125)	57,128
Selling, general and administrative expense	42,475	44,510
Gain on disposal of fixed assets	(130)	(59)
Operating income (loss)	(63,470)	12,677
Other income (expense):
Interest income, net	1,685	1,785
Royalty income	411	501
Equity in income (loss) of affiliates	(454)	1,429
Other, net	1,336	101
Total other income	2,978	3,816

Income (loss) before income taxes and noncontrolling interest	(60,492)	16,493
Income tax (benefit) expense	(14,771)	3,750
Net income (loss) before noncontrolling interest	(45,721)	12,743
Less: Net income attributable to noncontrolling interest	39	338
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(45,760)	$12,405

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.94)	$0.26
Diluted	$(0.94)	$0.26
Weighted average shares outstanding:
Basic	48,446	48,390
Diluted	48,446	48,516

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Net income (loss), including noncontrolling interests	$(45,721)	$12,743

Other comprehensive income (loss), before tax:

Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(584)	467

Income tax benefit (expense) related to items of other comprehensive loss	142	(114)

Other comprehensive income (loss), net of tax	(442)	353

Comprehensive income (loss)	(46,163)	13,096

Less: comprehensive income attributable to the noncontrolling interest	39	338

Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$(46,202)	$12,758

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Operating activities:
Net income (loss) including noncontrolling interest	$(45,721)	$12,743
Depreciation and amortization	13,620	13,547
Impairment loss on property, plant & equipment	2,919	—
Other adjustments, net	(31,496)	(5,108)
Net cash provided by (used in) operations	(60,678)	21,182

Investing activities:
Purchases of investment securities	(9,108)	(42,793)
Sales and maturities of investment securities	69,919	52,980
Investment in unconsolidated entities	—	(4,272)
Distributions from unconsolidated entities	858	1,000
Purchases of property, plant and equipment	(23,670)	(9,199)
Net proceeds from disposal of property, plant and equipment	1,383	93
Net cash provided by (used in) investing activities	39,382	(2,191)

Financing activities:
Purchase of common stock by treasury	(11)	—
Distributions to noncontrolling interests	(756)	—
Principal payments on long-term debt	(750)	(1,259)
Principal payments on finance lease	(48)	(64)
Payment of dividends	—	(17,075)
Net cash used in financing activities	(1,565)	(18,398)

Net change in cash and cash equivalents	(22,861)	593

Cash and cash equivalents at beginning of period	69,247	48,431
Cash and cash equivalents at end of period	$46,386	$49,024

Supplemental Information:
Cash paid for operating leases	$197	—

See Notes to Condensed Consolidated Financial Statements.

Index

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2019
(unaudited)
Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Cal-Maine Foods, Inc. and its subsidiaries (the "Company," "we," "us," "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States of America for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2019. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and, in the opinion of management, consist of adjustments of a normal recurring nature.
Operating results for the interim periods are not necessarily indicative of operating results for the entire fiscal year.

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31. Each of the three-month periods ended on August 31, 2019 and September 1, 2018 included 13 weeks.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Leases

The Company determines if an arrangement is a lease at inception of the arrangement and classifies it as an operating lease or finance lease. We recognize the right to use an underlying asset for the lease term as a right-of-use (“ROU”) asset on our balance sheet. A lease liability is recorded to represent our obligation to make lease payments over the term of the lease. These assets and liabilities are included in our Condensed Consolidated Balance Sheet in Finance lease right-of-use asset, Operating lease right-of-use asset, Current portion of finance lease obligation, current portion of operating lease obligation, Long-term finance lease obligation, and Long-term operating lease obligation.
The Company records ROU assets and lease obligations based on the discounted future minimum lease payments over the term of the lease. When the rate implicit in the lease is not easily determinable, the Company’s incremental borrowing rate is used to calculate the present value of the future lease payments. The Company elected not to recognize ROU assets and lease obligations for leases with an initial term of 12 months or less. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Nature of Leases
The company leases certain office spaces, trucks, processing machines, and equipment to support our operations under cancelable and non-cancelable contracts.
Corporate and Field Offices
We lease office space for administrative employees at some of our farms. These contracts are typically structured with initial non-cancelable terms of five to ten years. To the extent our corporate and field office contracts include renewal options, we evaluate whether we are reasonably certain to exercise those options on a contract by contract basis based on expected future office space needs.

Index

Trucks
We assumed several non-cancelable operating leases for trucks from a prior acquisition. The initial terms on these leases ranged from five to seven years. We do not intend to exercise renewal options beyond the initial term.
Processing machines and other equipment
We lease a processing machine through a finance lease arrangement assumed in an acquisition. The lease contains a purchase option at the end of the term that we intend to exercise. The company leases various pieces of equipment such as forklifts, pallet jacks, and other items in support of operations. These leases are cancelable and non-cancelable with terms ranging from one month to five years.
Recently Adopted Accounting Standards
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
The effective date for the new standard, for the Company, was June 2, 2019 and the Company adopted the new standard on that date. The Company elected a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used June 2, 2019 as the date of initial application. If an entity chooses the second option, the transition requirements for existing leases apply to leases entered into between the date of initial application and the effective date. The entity must recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Because the Company chose the first option, the Company has not recast its comparative period financial statements.  In connection with adopting the new standard, the Company reclassified its presentation of finance lease obligations and property in the financial statements for all periods presented.
The new standard provides a number of optional practical expedients in transition. The Company elected practical expedients which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.
The new standard provides practical expedients for an entity’s initial and ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For the leases that qualify, we do not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.
Implementation of the new standard did not have a material effect on our financial statements. See Note 5 for additional information.
Reclassification
Certain reclassifications have been made to the fiscal 2019 financial statements to conform to the fiscal 2020 financial statement presentation. These reclassifications had no effect on income

Index

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	August 31, 2019	June 1, 2019
Flocks	$109,323	$105,536
Eggs and egg products	16,873	14,318
Feed and supplies	56,200	52,383
	$182,396	$172,237

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at August 31, 2019 consisted of approximately 9.6 million pullets and breeders and 36.5 million layers.

Note 3 - Investment Securities

The following represents the Company’s investment securities as of August 31, 2019 and June 1, 2019 (in thousands):

August 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,943	$173	$—	$31,116
Municipal bonds	34,632	200	—	34,832
Commercial paper	2,990	1	—	2,991
Corporate bonds	116,061	359	—	116,420
Certificates of deposits	1,004	—	—	1,004
Asset backed securities	3,323	14	—	3,337
Total current investment securities	$188,953	$747	$—	$189,700

Mutual funds	$1,899	$713	$—	$2,612
Total noncurrent investment securities	$1,899	$713	$—	$2,612

June 1, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,896	$78	$—	$30,974
Municipal bonds	50,220	133	—	50,353
Certificates of deposits	6,149	—	1	6,148
Commercial paper	9,953	—	8	9,945
Corporate bonds	147,068	94	—	147,162
Asset backed securities	5,589	10	—	5,599
Total current investment securities	$249,875	$315	$9	$250,181

Mutual funds	$2,331	$1,026	$—	$3,357
Total noncurrent investment securities	$2,331	$1,026	$—	$3,357

The mutual funds are classified as “Other long-lived assets” in the Company’s Condensed Consolidated Balance Sheets.

Proceeds from sales and maturities of investment securities were $69.9 million and $53.0 million during the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively. Gross realized gains for the thirteen weeks ended August 31, 2019 and September 1, 2018 were $558,000 and $1,000, respectively.  Gross realized losses for the thirteen weeks ended August 31, 2019 and September 1, 2018 were $0 and $8,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Index

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at August 31, 2019, are as follows (in thousands):

Estimated Fair Value
Within one year	$127,143
1-5 years	62,557
Total	$189,700

໿
Note 4 - Fair Value Measurements

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	August 31, 2019		June 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$750	$751	$1,500	$1,501
Finance lease obligations	1,005	910	1,054	940
	$1,755	$1,661	$2,554	$2,441

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 and June 1, 2019 (in thousands):
໿

				Total
August 31, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	—	$31,116	—	$31,116
Municipal bonds	—	34,832	—	34,832
Commercial paper	—	2,991	—	2,991
Corporate bonds	—	116,420	—	116,420
Certificates of deposits	—	1,004	—	1,004
Asset backed securities	—	3,337	—	3,337
Mutual funds	2,612	—	—	2,612
Total assets measured at fair value	$2,612	$189,700	—	$192,312
໿

				Total
June 1, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$30,974	$—	$30,974
Municipal bonds	—	50,353	—	50,353
Certificates of deposits	—	6,148	—	6,148
Commercial paper	—	9,945	—	9,945
Corporate bonds	—	147,162	—	147,162
Asset backed securities	—	5,599	—	5,599
Mutual funds	3,357	—	—	3,357
Total assets measured at fair value	$3,357	$250,181	$—	$253,538

Investment securities – available-for-sale have maturities of three months or longer when purchased, and are classified as current, because they are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿
Note 5 - Leases

Expenses related to operating leases, amortization of finance lease ROU assets and finance lease interest are included in Cost of sales, Selling general and administrative expense, and interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists of the following (in thousands):

Thirteen weeks ended August 31, 2019
Operating Lease cost	$197
Finance Lease cost
Amortization of right-of-use asset	$38
Interest on lease obligations	$12
Short term lease cost	$434

Index

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of August 31, 2019
	Operating Leases	Finance Leases
Remainder fiscal 2020	$563	$180
2021	685	239
2022	554	239
2023	403	239
2024	44	218
Thereafter	31	—
Total	2,280	1,115
Less imputed interest	(232)	(110)
Total	$2,048	$1,005

The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of August 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.5	5.0
Weighted-average discount rate	5.9%	4.9%

Note 6 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the first quarter of fiscal 2020 on August 31, 2019, the amount of cumulative losses to be recovered before payment of a dividend was $65.6 million.

Index

On our condensed consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$(45,760)	$12,405

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	$—	$4,135

Common stock outstanding (shares)	43,893	43,831
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,693	48,631

Dividends per common share*	$—	$0.085
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Index

Note 7 - Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended August 31, 2019 and September 1, 2018 (in thousands):

	Thirteen Weeks Ended August 31, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income (Loss)	Earnings	Interest	Total
Balance at June 1, 2019	$703	$48	$(25,866)	$56,857	$355	$954,527	$3,182	$989,806
Other comprehensive loss, net of tax	—	—	—	—	(442)	—	—	(442)
Grant of restricted stock, net of forfeitures	—	—	(1)	1	—	—	—	—
Purchase of company stock to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(11)	—	—	—	—	(11)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(755)	(755)
Restricted stock compensation	—	—	—	890	—	—	—	890
Net income (loss)	—	—	—	—	—	(45,760)	39	(45,721)
Balance at August 31, 2019	$703	$48	$(25,878)	$57,748	$(87)	$908,767	$2,466	$943,767
໿

	Thirteen Weeks Ended September 1, 2018
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive income, net of tax	—	—	—	—	353	—	—	353
Restricted stock compensation	—	—	—	903	—	—	—	903
Dividends	—	—	—	—	—	(4,117)	—	(4,117)
Net income	—	—	—	—	—	12,405	338	12,743
September 31, 2018	$703	$48	$(24,966)	$54,226	$(340)	$933,206	$2,687	$965,564

Note 8 - Revenue Recognition

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

Index

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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Non-specialty shell egg sales	$121,609	$208,162
Specialty shell egg sales	105,069	112,263
Co-pack specialty shell egg sales	6,139	6,366
Egg products	7,201	12,054
Other	1,148	1,738
	$241,166	$340,583

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

Note 9 - Stock Based Compensation

Total stock based compensation expense for the thirteen weeks ended August 31, 2019 and September 1, 2018 was $890,000 and $903,000, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 31, 2019 was $5.1 million, and will be recorded over a weighted average period of 1.9 years.  Refer to Note 10 of our June 1, 2019 audited financial statements for further information on our stock compensation plans.

At August 31, 2019, there were 246,561 restricted shares outstanding, with a weighted average grant date fair value of $43.20 per share. The Company’s restricted share activity for the thirteen weeks ended August 31, 2019 follows:

Index

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 1, 2019	248,412	$43.20
Granted	—	—
Vested	(1,000)	43.30
Forfeited	(851)	43.12
Outstanding, August 31, 2019	246,561	$43.20

Note 10 - Net Income (Loss) per Common Share

Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen weeks ended August 31, 2019, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive. The computations of basic and diluted net loss per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(45,760)	$12,405

Basic weighted-average common shares	48,446	48,390
Effect of dilutive securities:
Restricted shares	—	126
Dilutive potential common shares	48,446	48,516

Antidilutive securities excluded from computation of earnings per share	110	—

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.94)	$0.26
Diluted	$(0.94)	$0.26

Note 11 - Commitment and Contingencies

Financial Instruments

The Company maintained standby letters of credit (“LOC”) totaling $4.2 million at August 31, 2019 that were issued under our Revolving Credit Facility.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.” As previously reported, the Company settled all of the Direct Purchaser Putative Class Action cases and the Indirect Purchaser Putative Class Action cases, and all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). As previously reported, the Company settled all

Index

claims brought by one of these plaintiffs, Conopco, Inc. The Court entered a final judgment dismissing Conopco’s claims against the Company on November 21, 2018. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., Nestle USA, Inc., and The Kellogg Company (“Egg Products Plaintiffs”). The Egg Products Plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On July 2, 2019 the Egg Products Plaintiffs filed a motion to remand, and on September 13, 2019 the case was remanded to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al v. United Egg Producers, Inc. et al, No. 1:11-cv-08808 (DP), where it was initially filed, for trial. The Illinois court has not issued a case management order or any other directive.
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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and other projected operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual outcomes or results could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 1, 2019, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Index

Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs (“UB southeastern large index”) for our fiscal years 2016-2019 ranged from a low of $0.58 in fiscal year 2016 to a high of $3.00 in fiscal year 2018.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Historically, shell egg prices have increased with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the first quarter, the average UB southeastern large index price was down 40.7% compared with the prior-year period. At the same time our net average selling price for all shell eggs for the thirteen weeks ended August 31, 2019 was down 30.0% to $0.92 compared with $1.31 for the corresponding period of fiscal 2019. While demand trends have been strong in the first quarter of 2020, particularly for our specialty egg business, we believe supply concerns have affected market prices. The most recent USDA Chickens and Eggs Report showed 331.4 million laying hens as of September 1, 2019, which was approximately 800,000 more hens than a year ago. These numbers continue to trend upwards, which could negatively affect average market prices for our second fiscal quarter and throughout fiscal 2020.

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

Additionally, in November 2018 California passed Proposition 12, which provides for minimum space requirements per hen beginning in 2020 and mandates that all eggs or egg products sold in California must be cage-free by 2022. While our direct sales into California have not been material, we expect Proposition 12 will affect sourcing and production of eggs in California, as well as future supply and pricing in other areas of the country. In response to these developments, on March 29, 2019, our Board of Directors approved a major expansion of the cage-free capacity at the Company’s Delta, Utah facility. This expansion includes new facilities for 2.0 million cage-free hens, pullets and a processing plant, as well as renovation of existing capacity for cage-free hens. Final completion of these additions and renovations is expected by early 2022 and will add approximately 3.4 million cage-free hens.

Other approved expansion projects to meet the increasing demands for cage-free eggs include adding cage-free layers in Pittsburg, TX; Harwood, TX; Bushnell, FL; Lake City, FL; and Zephyrhills, FL. We are also adding cage-free pullet capacity in Pittsburg, TX and Zephyrhills, FL. The total projected investment in current projects including Delta to expand cage-fee egg capacity is $187.5 million of which remaining projected spending is $131.8 million. See the table under “Capital Resources and Liquidity” later in this section for further information on capital expenditure projects.

For the thirteen weeks ended August 31, 2019 and September 1, 2018, we produced approximately 84% of the total number of shell eggs we sold.  For the thirteen weeks ended August 31, 2019 and September 1, 2018, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Index

Our cost of production is materially affected by feed costs.  Feed costs averaged 54.9% and 56.5% of our total farm egg production cost for the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation, storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. Based on the USDA’s current yield and harvest estimates for the calendar 2019 corn and soybean crops, we expect to have an adequate supply of both grains in fiscal 2020. However, ongoing uncertainties and geopolitical issues surrounding trade agreements and international tariffs could create more price volatility in the coming year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended
	August 31, 2019	September 1, 2018
Net sales	100.0%	100.0%
Cost of sales	108.8%	83.2%
Gross profit (loss)	(8.8)%	16.8%
Selling, general, and administrative expense	17.6%	13.1%
Gain on disposal of fixed assets	(0.1)%	—%
Operating income (loss)	(26.3)%	3.7%
Other income, net	1.2%	1.1%
Income (loss) before income taxes and noncontrolling interest	(25.1)%	4.8%
Income tax (benefit) expense	(6.1)%	1.1%
Net income (loss) before noncontrolling interest	(19.0)%	3.7%
Less: Net income attributable to noncontrolling interest	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	(19.0)%	3.6%

NET SALES

Net sales for the thirteen weeks ended August 31, 2019 were $241.2 million, a decrease of $99.4 million, or 29.2%, compared to net sales of $340.6 million for the thirteen weeks ended September 1, 2018. The decrease was primarily due to a 30.0% decrease in egg selling prices.

Net shell egg sales of $232.8 million and $326.8 million made up approximately 97.0% and 96.5% of net sales for the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively.  Dozens sold for the thirteen weeks ended August 31, 2019 were 254.4 million, a 1.7% increase from 250.1 million dozen for the same period of fiscal 2019. The volume increase accounted for a $4.0 million increase in net sales.

Net average selling price per dozen of shell eggs was $0.915 for the thirteen weeks ended August 31, 2019, compared to $1.307 for the thirteen weeks ended September 1, 2018. The 30.0% decrease in average selling price accounted for a $98.0 million decrease in net sales.

Egg products accounted for 3.0% and 5.8% of net sales for the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively. These revenues were $7.2 million for the thirteen weeks ended August 31, 2019, compared to $12.1 million for the thirteen weeks September 1, 2018.

Index

The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended
	August 31, 2019		September 1, 2018
Total net sales	$241,166		$340,583

Non-specialty shell eggs	$121,609	52.0%	$208,162	63.4%
Specialty shell eggs	105,069	44.9%	112,263	34.2%
Co-pack specialty shell eggs	6,139	2.6%	6,366	1.9%
Egg sales, net	232,817	99.5%	326,791	99.5%
Other	1,148	0.5%	1,738	0.5%
Net shell egg sales	$233,965	100.0%	$328,529	100.0%

Net shell egg sales as a percent of total net sales	97.0%		96.5%

Dozens sold:
Non-specialty shell eggs	194,915	76.6%	187,399	74.9%
Specialty shell eggs	56,411	22.2%	59,414	23.8%
Co-pack specialty shell eggs	3,098	1.2%	3,246	1.3%
Total dozens sold	254,424	100.0%	250,059	100.0%

Net average selling price per dozen:
Non-specialty shell eggs	$0.624		$1.111
Specialty shell eggs	$1.863		$1.890
All shell eggs	$0.915		$1.307

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  For the thirteen weeks ended August 31, 2019, non-specialty egg dozens sold increased 4.0%. The average selling price decreased 43.8% to $0.624 from $1.111 for the same period of fiscal 2019.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended August 31, 2019, specialty shell egg dozens sold decreased 5.1%, and the average selling price decreased 1.4% to $1.863 from $1.890 for the same period of fiscal 2019. Specialty egg volumes were affected by the significant price differential between non-specialty and specialty eggs.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirteen weeks ended August 31, 2019 and September 1, 2018 were 3.1 million and 3.2 million dozen, respectively, which represented 1.2% and 1.3% of total dozens sold for those periods.

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

For the thirteen weeks ended August 31, 2019, egg product sales were $7.2 million, a decrease of $4.9 million, or 40.5%, compared to $12.1 million for the same period of fiscal 2019. Pounds sold for the thirteen weeks ended August 31, 2019 were 17.3 million, an increase of 1.8 million, or 11.9%, compared to the same period of fiscal 2019. The selling price per pound for the thirteen weeks ended August 31, 2019 was $0.417 compared to $0.781 for the same period of fiscal 2019, a 46.6% decrease.

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
໿
໿
໿
໿

	13 Weeks Ended
	August 31, 2019	September 1, 2018	Percent Change
Cost of Sales:
Farm production	$157,580	$150,819	4.5%
Processing, packaging, and warehouse	53,922	54,674	(1.4)%
Egg purchases and other (including change in inventory)	42,520	69,220	(38.6)%
Total shell eggs	254,022	274,713	(7.5)%
Egg products	5,350	8,298	(35.5)%
Other	2,919	444	557.4%
Total	$262,291	$283,455	(7.5)%

Farm production cost (per dozen produced)
Feed	$0.411	$0.413	(0.5)%
Other	$0.337	$0.318	6.0%
Total	$0.748	$0.731	2.3%

Outside egg purchases (average cost per dozen)	$0.88	$1.35	(34.8)%

Dozen produced	214,298	209,212	2.4%
Dozen sold	254,424	250,060	1.7%

Index

Cost of sales for the thirteen weeks ended August 31, 2019 was $262.3 million, a decrease of $21.2 million, or 7.5%, from $283.5 million for the same period of fiscal 2019. This decrease was primarily driven by the decrease in the cost of outside egg purchases. Farm production costs for the thirteen weeks ended August 31, 2019 was $157.6 million, compared to $150.8 million for the comparable period of fiscal 2019, an increase of 4.5%, which is primarily due to an increase production volume and in production costs other than feed costs. Dozens produced increased 2.4% compared to the same period of fiscal 2019. At the same time, processing, packaging, and warehouse cost decreased 1.4% for the current year period over the same period of a year ago primarily due to processing less outside egg purchases. Feed cost per dozen for the thirteen weeks ended August 31, 2019, was $0.411, compared to $0.413 per dozen for the comparable period of fiscal 2019, a decrease of 0.5%. Other farm production cost per dozen produced increased 6.0% to $0.337 for the thirteen weeks ended August 31, 2019, compared to $0.318 for the same period of last year. A majority of the increase was due to flock rotation adjustments, as we sold flocks early in response to market conditions, and higher labor costs.

Included in cost of sales for the thirteen weeks ended August 31, 2019 is a non-cash impairment loss on fixed assets of $2.9 million related to decommissioning some of our older, less efficient production facilities as we continue to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Gross profit for the thirteen weeks ended August 31, 2019, decreased to a gross loss of $21.1 million from a gross profit of $57.1 million for the same period of fiscal 2019, primarily due to the significant drop in market prices, which we believe primarily reflects the current unfavorable supply and demand balance.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	August 31, 2019	September 1, 2018	$ Change	% Change
Specialty egg expense	$11,475	$13,210	$(1,735)	(13.1)%
Delivery expense	12,508	13,243	(735)	(5.6)%
Payroll and overhead	9,248	10,607	(1,359)	(12.8)%
Stock compensation expense	891	902	(11)	(1.2)%
Other expenses	8,353	6,548	1,805	27.6%
Total	$42,475	$44,510	$(2,035)	(4.6)%

For the thirteen weeks ended August 31, 2019, selling, general, and administrative expense was $42.5 million compared to $44.5 million for the thirteen weeks ended September 1, 2018. Specialty egg expense decreased $1.7 million, or 13.1%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 5.1% for the thirteen weeks ended August 31, 2019. Advertising expense, which is a component of specialty egg expense, also contributed to the decrease in specialty egg expense in the current period.

Payroll and overhead expense decreased $1.4 million, or 12.8%, compared to the same period of the prior year, primarily due to a decrease in bonus accruals. Other expenses increased 27.6% or $1.8 million compared to same period in fiscal 2019. This increase is primarily due to increased insurance premiums and an increase in non-legal professional fees.
໿

Index

OPERATING INCOME (LOSS)

For the thirteen weeks ended August 31, 2019, we recorded an operating loss of $63.5 million compared to operating income of $12.7 million for the same period of fiscal 2019.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the thirteen weeks ended August 31, 2019, we earned $1.8 million of interest income compared to $1.9 million for the same period of fiscal 2019. The decrease resulted from higher interest rates, offset by significantly lower investment balances. The Company recorded interest expense of $90,000 and $113,000 for the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively.

Equity in income (loss) of affiliates for the thirteen weeks ended August 31, 2019 was a loss of $454,000 compared to income of $1.4 million for the same period of fiscal 2019. The decrease of $1.9 million is primarily due to the decrease in egg selling prices.

Other, net for the thirteen weeks ended August 31, 2019, was income of $1.3 million compared to $0.1 million for the same period of fiscal 2019, primarily driven by realized and unrealized gains in equity securities.

INCOME TAXES

For the thirteen weeks ended August 31, 2019, pre-tax loss was $60.5 million compared to $16.5 million income for the same period of fiscal 2019. For thirteen weeks ended August 31, 2019, income tax benefit of $14.8 million was recorded, with an effective tax rate of 24.4%, compared to income tax expense of $3.8 million for the comparable period of fiscal 2019, which reflects an effective tax rate of 23.2%.

At August 31, 2019, trade and other receivables included income taxes receivables of $9.6 million compared to $9.7 million at June 1, 2019.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended August 31, 2019, net income attributable to noncontrolling interest was $39,000 compared to $338,000 for the same period of fiscal 2019.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended August 31, 2019 was $45.8 million, or $0.94 per basic and diluted share, compared to net income of $12.4 million, or $0.26 per basic and diluted share for the same period of last fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 31, 2019 was $427.5 million, compared to $492.8 million at June 1, 2019. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 6.66 at August 31, 2019, compared with 7.58 at June 1, 2019.

Index

Our long-term debt at August 31, 2019, including current maturities, was $750,000, compared to $1.3 million at June 1, 2019. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of August 31, 2019, no amounts were borrowed under the Revolving Credit Facility. We have $4.2 million in outstanding standby letters of credit, which were issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Note 8 of our June 1, 2019 audited financial statements for further information regarding our long-term debt.

For the thirteen weeks ended August 31, 2019, $60.7 million in net cash was used in operating activities, compared to $21.2 million provided by operating activities for the comparable period in fiscal 2019.   A decrease in egg selling prices which resulted in a net loss contributed to our decrease in cash flow from operations. Other adjustments, net decreased primarily due to increases in accounts receivables and inventories.

For the thirteen weeks ended August 31, 2019, approximately $69.9 million was provided from the sale and maturity of investment securities compared to $53.0 million for the thirteen weeks ended September 1, 2018. We used $9.1 million and $42.8 million for purchases of investment securities for the thirteen weeks ended August 31, 2019 and September 1, 2018, respectively.

We did not invest additional resources in our unconsolidated entities during the thirteen weeks ended August 31, 2019 compared to $4.3 million for the same period fiscal 2019.  We continue to invest in our facilities as $23.7 million was used to purchase property, plant and equipment compared to $9.2 million in the thirteen weeks ended September 1, 2018.  We received $858,000 in distributions from unconsolidated entities during the thirteen weeks ended August 31, 2019 compared to $1.0 million for the same period fiscal 2019. We used $798,000 for principal payments on long-term debt and finance leases compared to $1.3 million for the same period of fiscal 2019. We did not pay any dividends during thirteen weeks ended August 31, 2019 compared to $17.1 million for the same period of last fiscal year.

As of August 31, 2019, cash decreased approximately $22.9 million since June 1, 2019 compared to an increase of $593,000 during the same period of fiscal 2019.

Certain property, plant, and equipment is pledged as collateral on our note payable, which had a principal balance of $750,000 as of August 31, 2019.  Unless otherwise approved by our lenders, we are required by provisions of our loan agreement governing the note to (1) maintain minimum levels of working capital (current ratio of not less than 1.25 to 1) and net worth (minimum of $90.0 million tangible net worth, plus 45% of cumulative net income since the fiscal year ended May 28, 2005); (2) limit dividends paid in any given quarter to not exceed an amount equal to one-third of the previous quarter’s consolidated net income (allowed if no events of default); (3) maintain minimum total funded debt to total capitalization (debt to total tangible capitalization ratio not to exceed 55%); and (4) maintain various cash-flow coverage ratios (1.25 to 1), among other restrictions. At August 31, 2019, we were in compliance with the financial covenant requirements of all loan agreements. Under the loan agreement, the lenders have the option to require the prepayment of any outstanding borrowings in the event we undergo a change in control, as defined in the loan agreement. Our debt agreement requires Fred R. Adams, Jr., our Founder and Chairman Emeritus, or his family, to maintain ownership of Company shares representing not less than 50% of the outstanding voting power of the Company.

The Revolving Credit Facility is guaranteed by all the current and future wholly-owned direct and indirect domestic subsidiaries of the Company, and is secured by a first-priority perfected security interest in substantially all of the Company’s and the guarantors’ accounts receivable, payment intangibles, instruments (including promissory notes), chattel paper, inventory (including farm products) and deposit accounts maintained with the administrative agent. The credit agreement governing our Revolving Credit Facility contains customary covenants including restrictions on the incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.0 to 1.0 and (ii) an annual limit on capital expenditures of $100.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the

Index

foregoing, shall maintain at least 50% of the outstanding voting power of the Company. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. In addition, under the terms of the credit agreement, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with GAAP. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility.

In recent years we have made significant investments in new and remodeled facilities to meet the increasing demand for cage-free, organic and other specialty eggs, including our Red River joint venture. The following table represents material construction projects approved as of August 31, 2019 (in thousands):

Project	Location	Projected Completion	Projected Cost	Spent as of August 31, 2019	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Pittsburg, TX	June 2019	$11,069	$11,009	$60
Convertible/Cage-Free Layer Houses	Lake City, FL	September 2019	11,782	10,474	1,308
Convertible/Cage-Free Layer Houses	Harwood, TX	November 2019	12,505	11,672	833
Convertible/Cage-Free Layer Houses	Bushnell, FL	January 2020	11,543	10,358	1,185
Convertible/Cage-Free Layer Houses	Bushnell, FL	February 2020	6,151	603	5,548
Cage-Free Pullet Houses	Zephyrhills, FL	February 2020	6,332	6	6,326
Convertible/Cage-Free Layer & Pullet Houses	Pittsburg, TX	October 2020	25,550	5,965	19,585
Convertible/Cage-Free Layer Houses	Delta, UT	February 2021	17,941	3,765	14,176
Cage-Free Layer & Pullet Houses/Processing Facilty	Delta, UT	February 2022	84,664	1,865	82,799
			$187,537	$55,717	$131,820

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

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the fiscal year ended June 1, 2019 (“2019 Annual Report”), and as described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in such 2019 Annual Report and this Quarterly Report. Except for the adoption of ASU 2016-02, Leases, there have been no changes to our significant accounting policies described in our 2019 Annual report. In addition, there have been no changes to our critical accounting policies identified in our 2019 Annual Report.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 31, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 1, 2019, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements, Note 12, and in this Quarterly Report in Note 11 of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2019.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our first quarter 2020 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
06/2/19 to 06/29/19	—	$—	—	—
06/30/19 to 07/27/19	—	—	—	—
07/28/19 to 08/31/19	287	39.96	—	—
	287	$39.96	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated September 30, 2019 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on September 30, 2019)
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	September 30, 2019	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	September 30, 2019	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿