Form 10-Q
period 2019-11-30
CAL-MAINE FOODS INC
filed 2020-01-06
CIK 16160

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2019

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
Yes ☐    No ☑
There were 43,893,117 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of January 6, 2020.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED NOVEMBER 30, 2019

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amounts)

	November 30, 2019	June 1, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,248	$69,247
Investment securities available-for-sale	123,275	250,181
Trade and other receivables (less allowance for doubtful accounts of
$358 and $206 at November 30, 2019 and June 1, 2019, respectively)	118,046	71,760
Inventories	190,968	172,237
Prepaid expenses and other current assets	5,301	4,328
Total current assets	448,838	567,753
Property, plant & equipment, net	531,443	455,347
Finance lease right-of-use asset, net	755	947
Operating lease right-of-use asset, net	2,014	—
Investments in unconsolidated entities	64,297	67,554
Goodwill	35,525	35,525
Intangible assets, net	24,336	23,762
Other long-term assets	4,072	5,390
TOTAL ASSETS	$1,111,280	$1,156,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,001	$73,211
Current maturities of long-term debt	—	1,500
Current portion of finance lease obligation	201	196
Current portion of operating lease obligation	646	—
Total current liabilities	102,848	74,907
Long-term finance lease obligation	756	858
Long-term operating lease obligation	1,367	—
Other noncurrent liabilities	7,674	8,110
Deferred income taxes	64,342	82,597
Total liabilities	176,987	166,472
Commitment and contingencies - see Note 12
Stockholders’ equity:
Common stock, $0.01 par value, 120,000 authorized and 70,261 shares issued at
November 30, 2019 and June 1, 2019, respectively, and 43,893 and 43,895
shares outstanding at November 30, 2019 and June 1, 2019, respectively	703	703
Class A convertible common stock, $0.01 par value, 4,800 shares authorized,
issued and outstanding at November 30, 2019 and June 1, 2019	48	48
Paid-in capital	58,652	56,857
Retained earnings	900,485	954,527
Accumulated other comprehensive income (loss),net of tax	(269)	355
Common stock in treasury at cost – 26,368 and 26,366 shares at
November 30, 2019 and June 1, 2019	(25,888)	(25,866)
Total Cal-Maine Foods, Inc. stockholders’ equity	933,731	986,624
Noncontrolling interest in consolidated entities	562	3,182
Total stockholders’ equity	934,293	989,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,111,280	$1,156,278

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	$311,522	$356,040	$552,688	$696,623
Cost of sales	282,147	285,505	544,438	568,960
Gross profit	29,375	70,535	8,250	127,663
Selling, general and administrative	45,728	45,231	88,203	89,741
(Gain) loss on disposal of fixed assets	212	(30)	82	(89)
Operating income (loss)	(16,565)	25,334	(80,035)	38,011
Other income (expense):
Interest income, net	1,140	1,688	2,825	3,473
Royalty income	348	719	759	1,220
Equity in income (loss) of affiliates	(454)	909	(908)	2,338
Other, net	482	124	1,818	225
Total other income, net	1,516	3,440	4,494	7,256

Income (loss) before income taxes and noncontrolling interest	(15,049)	28,774	(75,541)	45,267
Income tax (benefit) expense	(4,863)	6,768	(19,634)	10,518
Net income (loss) before noncontrolling interest	(10,186)	22,006	(55,907)	34,749
Less: Income (loss) attributable to noncontrolling interest	(125)	199	(86)	537
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(10,061)	$21,807	$(55,821)	$34,212

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.21)	$0.45	$(1.15)	$0.71
Diluted	$(0.21)	$0.45	$(1.15)	$0.71
Weighted average shares outstanding:
Basic	48,447	48,391	48,447	48,390
Diluted	48,447	48,534	48,447	48,525

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net income (loss), including noncontrolling interests	$(10,186)	$22,006	$(55,907)	$34,749
Other comprehensive loss, before tax:
Unrealized holding loss on available-for-sale securities, net of reclassification adjustments	(241)	(717)	(825)	(250)
Income tax benefit related to items of other comprehensive income	59	175	201	61
Other comprehensive loss, net of tax	(182)	(542)	(624)	(189)
Comprehensive income (loss)	(10,368)	21,464	(56,531)	34,560
Less: comprehensive income (loss) attributable to the noncontrolling interest	(125)	199	(86)	537
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$(10,243)	$21,265	$(56,445)	$34,023

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	November 30, 2019	December 1, 2018
Operating activities:
Net income (loss) including noncontrolling interest	$(55,907)	$34,749
Depreciation and amortization	27,571	27,229
Impairment loss on property, plant & equipment	2,919	—
Other adjustments, net	(48,855)	(34,290)
Net cash provided by (used in) operations	(74,272)	27,688

Investing activities:
Purchases of investment securities	(10,116)	(78,564)
Sales and maturities of investment securities	137,160	108,274
Investment in unconsolidated entities	—	(4,272)
Distributions from unconsolidated entities	2,357	4,456
Acquisition of business	(44,515)	(17,889)
Purchases of property, plant and equipment	(68,106)	(18,972)
Net proceeds from disposal of property, plant and equipment	1,866	454
Net cash provided by (used in) investing activities	18,646	(6,513)

Financing activities:
Purchase of common stock by treasury	(21)	(6)
Distributions to noncontrolling interests	(755)	—
Principal payments on long-term debt	(1,500)	(2,185)
Principal payments on finance lease	(97)	—
Payment of dividends	—	(21,210)
Net cash used in financing activities	(2,373)	(23,401)

Net change in cash and cash equivalents	(57,999)	(2,226)

Cash and cash equivalents at beginning of period	69,247	48,431
Cash and cash equivalents at end of period	$11,248	$46,205

Supplemental Information:
Cash paid for operating leases	$398	$—
Interest paid	$91	$130

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 30, 2019
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

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31. Each of the three-month periods and year-to-date periods ended on November 30, 2019 and December 1, 2018 included 13 and 26 weeks, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Leases

The Company determines if an arrangement is a lease at inception of the arrangement and classifies it as an operating lease or finance lease. We recognize the right to use an underlying asset for the lease term as a right-of-use (ROU) asset on our balance sheet. A lease liability is recorded to represent our obligation to make lease payments over the term of the lease. These assets and liabilities are included in our Condensed Consolidated Balance Sheet in Finance lease right-of-use asset, Operating lease right-of-use asset, Current portion of finance lease obligation, Current portion of operating lease obligation, Long-term finance lease obligation, and Long-term operating lease obligation.
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
Corporate and Field Offices
We lease office space for administrative employees at some of our farms. These contracts are typically structured with initial non-cancelable terms of three to ten years. To the extent our corporate and field office contracts include

Index
renewal options, we evaluate whether we are reasonably certain to exercise those options on a contract by contract basis based on expected future office space needs.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
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
Implementation of the new standard did not have a material effect on our financial statements. See Note 6 for additional information.
Reclassification
Certain reclassifications were made to the fiscal 2019 financial statements to conform to the fiscal 2020 financial statement presentation. These reclassifications had no effect on income

Index
Note 2 - Acquisition

Effective on October 20, 2019, the Company acquired certain assets of Mahard Egg Farm (Mahard), relating to its commercial shell egg production, processing, distribution and sales for $45.5 million. Upon satisfaction of certain post-closing covenants, an additional $1 million dollars will be paid to the seller. The acquired assets include facilities with current capacity for approximately 3.9 million laying hens and permitted capacity for up to 8.0 million laying hens, a feed mill, pullet raising facilities and related production facilities located in Chillicothe, Texas, and Nebo, Oklahoma, and a distribution warehouse located in Gordonville, Texas. Mahard owned equity interests in the Company's majority owned subsidiary, Texas Egg Products, LLC (TEP). As a result of the acquisition, the Company now owns 93.2% of TEP. The acquired operations of Mahard are included in the accompanying financial statements as of October 20, 2019. Acquisition related costs incurred during the period were immaterial to the financial statements.

Pending the finalization of the Company's valuation, the following table summarizes the preliminary aggregate purchase price allocation for Mahard (in thousands):

Inventory	$5,276
Property, plant and equipment	38,433
Customer list and non-compete agreement	2,000
Liabilities assumed	(194)
Purchase price	45,515
Deferred purchase price	(1,000)
Cash consideration paid	$44,515

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2019	June 1, 2019
Flocks, net of amortization	$111,436	$105,536
Eggs and egg products	20,938	14,318
Feed and supplies	58,594	52,383
	$190,968	$172,237

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at November 30, 2019 consisted of approximately 10.0 million pullets and breeders and 40.8 million layers.

Index
Note 4 - Investment Securities

The following represents the Company’s investment securities as of November 30, 2019 and June 1, 2019 (in thousands):

November 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$10,583	$54	$—	$10,637
Municipal bonds	25,310	112	—	25,422
Corporate bonds	84,280	328	—	84,608
Certificates of deposits	1,004	—	—	1,004
Asset backed securities	1,593	11	—	1,604
Total current investment securities	$122,770	$505	$—	$123,275

Mutual funds	$1,760	$833	$—	$2,593
Total noncurrent investment securities	$1,760	$833	$—	$2,593

June 1, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,896	$78	$—	$30,974
Municipal bonds	50,220	133	—	50,353
Commercial paper	9,953	—	8	9,945
Corporate bonds	147,068	94	—	147,162
Certificates of deposits	6,149	—	1	6,148
Asset backed securities	5,589	10	—	5,599
Total current investment securities	$249,875	$315	$9	$250,181

Mutual funds	$2,331	$1,026	$—	$3,357
Total noncurrent investment securities	$2,331	$1,026	$—	$3,357

Available-for-sale
Proceeds from sales and maturities of investment securities available-for-sale were $137.2 million and $108.3 million during the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively. Gross realized gains for the twenty-six weeks ended November 30, 2019 and December 1, 2018 were $162,000 and $1,000, respectively.  Gross realized losses for the twenty-six weeks ended November 30, 2019 and December 1, 2018 were $6,000 and $26,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at November 30, 2019, are as follows (in thousands):

Estimated Fair Value
Within one year	$88,703
1-5 years	34,572
Total	$123,275

Index
Noncurrent
The mutual funds are classified as “Other long-term assets” in the Company’s Condensed Consolidated Balance Sheets. Gains and losses are recognized in other income (expenses) as Other, net in the Company's Condensed Consolidated Statements of Operations.

Proceeds from sales and maturities of noncurrent investment securities were $1.2 million and $84,000 during the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively. Gross realized gains for the twenty-six weeks ended November 30, 2019 and December 1, 2018 were $611,000 and $48,000, respectively.  There were no realized losses for the twenty-six weeks ended November 30, 2019 and December 1, 2018. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

໿

Note 5 - Fair Value Measurements

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly
•Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The disclosures of fair value of certain financial assets and liabilities that are recorded at cost are as follows:
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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	November 30, 2019		June 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Note payable	$—	$—	$1,500	$1,501
Finance lease obligations	957	867	1,054	940
Total liabilities measured at fair value	$957	$867	$2,554	$2,441

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2019 and June 1, 2019 (in thousands):
໿

				Total
November 30, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$10,637	$—	$10,637
Municipal bonds	—	25,422	—	25,422
Corporate bonds	—	84,608	—	84,608
Certificates of deposits	—	1,004	—	1,004
Asset backed securities	—	1,604	—	1,604
Mutual funds	2,593	—	—	2,593
Total assets measured at fair value	$2,593	$123,275	$—	$125,868
໿

June 1, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$30,974	$—	$30,974
Municipal bonds	—	50,353	—	50,353
Commercial paper	—	9,945	—	9,945
Corporate bonds	—	147,162	—	147,162
Certificates of deposits	—	6,148	—	6,148
Asset backed securities	—	5,599	—	5,599
Mutual funds	3,357	—	—	3,357
Total assets measured at fair value	$3,357	$250,181	$—	$253,538

Investment securities – available-for-sale have maturities of three months or longer when purchased, and are classified as current, because they are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿

Index
Note 6 - Leases

Expenses related to operating leases, amortization of finance lease ROU assets and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists of the following (in thousands):

	13 Weeks Ended November 30, 2019	26 Weeks Ended November 30, 2019
Operating Lease cost	$201	$398
Finance Lease cost
Amortization of right-of-use asset	$39	$77
Interest on lease obligations	$11	$23
Short term lease cost	$1,294	$1,728

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of November 30, 2019
	Operating Leases	Finance Leases
Remainder fiscal 2020	$383	$120
2021	718	239
2022	588	239
2023	460	239
2024	56	219
Thereafter	30	—
Total	2,235	1,056
Less imputed interest	(222)	(99)
Total	$2,013	$957

The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of November 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.4	4.0
Weighted-average discount rate	5.9%	4.9%

Index
Note 7 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the second quarter of fiscal 2020, the amount of cumulative losses to be recovered before payment of a dividend was $75.6 million.

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$(10,061)	$21,807	$(55,821)	$34,212

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	$—	$7,246	$—	$11,381

Common stock outstanding (shares)	43,893	43,828
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,693	48,628

Dividends per common share*	$—	$0.149	$—	$0.234
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Index
Note 8 - Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended November 30, 2019 and December 1, 2018 (in thousands):

	Thirteen Weeks Ended November 30, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at August 31, 2019	$703	$48	$(25,878)	$57,748	$(87)	$908,767	$2,466	$943,767
Other comprehensive loss, net of tax	—	—	—	—	(182)	—	—	(182)
Purchase of company stock to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(10)	—	—	—	—	(10)
Reclass of equity portion of Texas Egg Products, LLC in connection with acquisition, see Note 2	—	—	—	—	—	1,779	(1,779)	—
Restricted stock compensation	—	—	—	904	—	—	—	904
Net loss	—	—	—	—	—	(10,061)	(125)	(10,186)
Balance at November 30, 2019	$703	$48	$(25,888)	$58,652	$(269)	$900,485	$562	$934,293

໿

	Thirteen Weeks Ended December 1, 2018
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at September 1, 2018	$703	$48	$(24,966)	$54,226	$(340)	$933,206	$2,687	$965,564
Other comprehensive loss, net of tax	—	—	—	—	(542)	—	—	(542)
Restricted stock forfeitures	—	—	(2)	2	—	—	—	—
Purchase of company stock to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(6)	—	—	—	—	(6)
Restricted stock compensation	—	—	—	851	—	—	—	851
Dividends	—	—	—	—	—	(7,245)	—	(7,245)
Net income	—	—	—	—	—	21,807	199	22,006
Balance at December 1, 2018	$703	$48	$(24,974)	$55,079	$(882)	$947,768	$2,886	$980,628

The following reflects the equity activity, including our noncontrolling interest, for the twenty-six weeks ended November 30, 2019 and December 1, 2018 (in thousands):

Index

	Twenty-six Weeks Ended November 30, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 1, 2019	$703	$48	$(25,866)	$56,857	$355	$954,527	$3,182	$989,806
Other comprehensive loss, net of tax	—	—	—	—	(624)	—	—	(624)
Restricted stock forfeitures	—	—	(1)	1	—	—	—	—
Purchase of company stock to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(21)	—	—	—	—	(21)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(755)	(755)
Reclass of equity portion of Texas Egg Products, LLC in connection with acquisition, see Note 2	—	—	—	—	—	1,779	(1,779)	—
Restricted stock compensation	—	—	—	1,794	—	—	—	1,794
Net loss	—	—	—	—	—	(55,821)	(86)	(55,907)
Balance at November 30, 2019	$703	$48	$(25,888)	$58,652	$(269)	$900,485	$562	$934,293

	Twenty-six Weeks Ended December 1, 2018
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive loss, net of tax	—	—	—	—	(189)	—	—	(189)
Restricted stock forfeitures	—	—	(2)	2	—	—	—	—
Purchase of company stock to satisfy withholding obligations in connection with the vesting of restricted stock	—	—	(6)	—	—	—	—	(6)
Restricted stock compensation	—	—	—	1,754	—	—	—	1,754
Dividends	—	—	—	—	—	(11,362)	—	(11,362)
Net income	—	—	—	—	—	34,212	537	34,749
Balance at December 1, 2018	$703	$48	$(24,974)	$55,079	$(882)	$947,768	$2,886	$980,628

Note 9 - Revenue Recognition

Satisfaction of Performance Obligation
The vast majority of the Company’s revenue is derived from contracts with customers based on the customer placing an order for products. Pricing for the most part is determined when the Company and the customer agree upon the specific order, which establishes the contract for that order.

Index
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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Non-specialty shell egg sales	$186,960	$216,324	$308,569	$424,486
Specialty shell egg sales	109,351	120,839	214,420	233,102
Co-pack specialty shell egg sales	6,540	6,636	12,679	13,003
Egg products	7,797	11,082	14,998	23,135
Other	874	1,159	2,022	2,897
	$311,522	$356,040	$552,688	$696,623

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

Note 10 - Stock Based Compensation

Total stock based compensation expense was for $1.8 million both of the twenty-six weeks ended November 30, 2019 and December 1, 2018.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at November 30, 2019 of $4.2 million will be recorded over a weighted average period of 1.8 years.  Refer to Note 10 of our June 1, 2019 audited financial statements for further information on our stock compensation plans.

Index
The Company’s restricted share activity for the twenty-six weeks ended November 30, 2019 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 1, 2019	248,412	$43.20
Granted	—	—
Vested	(1,641)	43.06
Forfeited	(851)	43.12
Outstanding, November 30, 2019	245,920	$43.20

Note 11 - Net Income (Loss) per Common Share

Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirteen weeks ended and twenty-six weeks ended November 30, 2019, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive. The computations of basic and diluted net loss per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net income (loss) attributable to Cal-Maine Foods, Inc.	$(10,061)	$21,807	$(55,821)	$34,212

Basic weighted-average common shares	48,447	48,391	48,447	48,390
Effect of dilutive securities:
Restricted shares	—	143	—	135
Dilutive potential common shares	48,447	48,534	48,447	48,525

Antidilutive securities excluded from computation of earnings per share	135	—	123	—

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.21)	$0.45	$(1.15)	$0.71
Diluted	$(0.21)	$0.45	$(1.15)	$0.71

Note 12 - Commitment and Contingencies

Financial Instruments

The Company maintained standby letters of credit (LOC) totaling $4.2 million at November 30, 2019 that were issued under our Revolving Credit Facility.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of

Index
Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.” As previously reported, the Company settled all of the Direct Purchaser Putative Class Action cases and the Indirect Purchaser Putative Class Action cases, and all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). In addition, as previously reported, the Company settled all claims brought by one of these plaintiffs, Conopco, Inc., and the Court entered a final judgment dismissing Conopco’s claims against the Company on November 21, 2018. On October 24, 2019, the Company entered into a confidential settlement agreement with The Kellogg Company dismissing all claims against the Company for an amount that does not have a material impact on the Company’s financial condition or results of operations. On November 11, 2019, a stipulation for dismissal was filed with the court, but the court has not yet entered a judgment on the filing. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., and Nestle USA, Inc. (“Egg Products Plaintiffs”). The Egg Products Plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On July 2, 2019 the Egg Products Plaintiffs filed a motion to remand, and on September 13, 2019 the case was remanded to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al v. United Egg Producers, Inc. et al, No. 1:11-cv-08808 (DP), where it was initially filed, for trial. The Illinois court has not issued a case management order or any other directive.

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

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and other projected operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual outcomes or results could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for fiscal year 2019, as updated by our subsequent Quarterly Reports on Form 10-Q, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, and (vi) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

Cal-Maine Foods, Inc. (the “Company,” “we,” “us,” “our”) is primarily engaged in the production, grading, packaging, marketing, and distribution of fresh shell eggs.  Our fiscal year end is the Saturday closest to May 31.

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

For the second quarter, the average UB southeastern large index price was down 12.7% compared with the prior-year period. At the same time our net average selling price for all shell eggs for the thirteen weeks ended November 30, 2019 was down 11.5% to $1.160 compared with $1.311 for the corresponding period of fiscal 2019. According to market research firm IRI as of December 15, 2019, non-specialty egg dozens are up 2.9% while specialty egg dozens are down 2.5% through the calendar year. An oversupply of eggs has negatively affected the price of non-specialty eggs and demand for specialty eggs was negatively impacted by the low non-specialty egg prices. Hen numbers as reported by the USDA Chickens and Eggs report as of December 23, 2019 are 340.5 million, which is 4.6 more million hens than a year ago, and continues to contribute to an oversupply of eggs. These hen numbers continue to trend upwards, which could continue to negatively affect average market prices for future periods.

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

Additionally, several states have now passed or proposed minimum space and/or cage-free requirements. Specifically, California passed Proposition 12 in November 2018, which provides for minimum space requirements per hen beginning in 2020 and mandates all eggs or egg products sold in California must be cage-free by 2022. Subsequently, Washington and Oregon have passed laws requiring cage-free hen housing by 2024, and Massachusetts, Rhode Island and Michigan have similar laws defining space requirements or other restrictions on cages. While our direct sales into these states have not been material, these laws will affect sourcing, production and pricing of eggs (conventional as well as specialty) not only within these states, but also in other areas of the country.

Our growth strategy is focused on remaining a low-cost provider of shell eggs located near our customers. In light of the increased demand for cage-free eggs, we intend to continue to closely evaluate the need to expand through selective acquisitions that will expand our shell egg production capabilities in key locations and markets, as well as focused expansion and conversion of our existing farms, based on a timeline to meet our customers’ needs.

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

We continue to invest in cage-free production with our approved expansion projects across our portfolio. See the table under “Capital Resources and Liquidity” later in this section for further information on projects in-progress.

Index
For the thirteen weeks ended and November 30, 2019 and December 1, 2018, we produced approximately 89% and 85% of the total number of shell eggs we sold, respectively. For the thirteen weeks ended November 30, 2019 and December 1, 2018, approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 56.1% and 57.3% of our total farm egg production cost for the thirteen weeks ended November 30, 2019 and December 1, 2018, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation, storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. Based on the USDA’s current yield and harvest estimates for corn and soybean crops, we expect to have an adequate supply of both grains in fiscal 2020. However, ongoing uncertainties and geopolitical issues surrounding trade agreements and international tariffs could create more price volatility in the coming year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		26 Weeks Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.6%	80.2%	98.5%	81.7%
Gross profit	9.4%	19.8%	1.5%	18.3%
Selling, general and administrative	14.7%	12.7%	16.0%	12.8%
(Gain) loss on disposal of fixed assets	0.1%	—%	—%	—%
Operating income (loss)	(5.4)%	7.1%	(14.5)%	5.5%
Total other income, net	0.5%	1.0%	0.8%	1.0%
Income (loss) before income taxes and noncontrolling interest	(4.9)%	8.1%	(13.7)%	6.5%
Income tax (benefit) expense	(1.6)%	1.9%	(3.6)%	1.5%
Net income (loss) before noncontrolling interest	(3.3)%	6.2%	(10.1)%	5.0%
Less: Income (loss) attributable to noncontrolling interest	—%	0.1%	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	(3.3)%	6.1%	(10.1)%	4.9%

NET SALES

Net sales for the thirteen weeks ended November 30, 2019 were $311.5 million, a decrease of $44.5 million, or 12.5%, compared to net sales of $356.0 million for the thirteen weeks ended December 1, 2018. The decrease was primarily due to an 11.5% decrease in egg selling prices.

Net shell egg sales of $303.7 million and $345.0 million made up approximately 97.5% and 96.9% of net sales for the thirteen weeks ended November 30, 2019 and December 1, 2018, respectively.  Dozens sold for the thirteen weeks ended November 30, 2019 were 261.0 million, a 0.5% decrease from 262.3 million dozen for the same period of fiscal 2019. The total volume decrease for the thirteen weeks ended November 30, 2019 accounted for a $1.4 million decrease in net sales.

Index
During the second quarter of fiscal 2020, we lost a portion of our sales of non-specialty eggs to a major customer in the Southeast region, representing 4.6 percent of total shell egg dozens and 6.1 percent of non-specialty egg dozens for fiscal 2019. This did not materially affect sales during the second quarter of fiscal 2020. However, we expect our new capacity additions and our previously disclosed plans to decommission some older, less efficient facilities will help optimize our operations, improve our sales mix, and better align our production and sales within the region.

We expect our recent acquisition of Mahard effective October 20, 2019 will have a positive impact on our non-specialty shell egg volumes and continue growth of our customer base. Furthermore, the acquisition has opened up opportunities for streamlining aspects of our operations which will reduce costs and create efficiencies as we integrate Mahard into our operations.

The net average selling price per dozen of shell eggs was $1.160 for the thirteen weeks ended November 30, 2019, compared to $1.311 for the thirteen weeks ended December 1, 2018. The 11.5% decrease in average selling price accounted for a $39.6 million decrease in net sales.

Egg products accounted for 2.5% and 3.1% of net sales for the thirteen weeks ended November 30, 2019 and December 1, 2018, respectively. These revenues were $7.8 million for the thirteen weeks ended November 30, 2019, compared to $11.1 million for the thirteen weeks ended December 1, 2018, primarily due to lower prices.

Net sales for the twenty-six weeks ended November 30, 2019 were $552.7 million, a decrease of $143.9 million, or 20.7%, compared to net sales of $696.6 million for the twenty-six weeks ended December 1, 2018. The decrease was primarily due to a 20.6% decrease in egg selling prices.

Net shell egg sales of $537.7 million and $673.5 million made up approximately 97.3% and 96.7% of net sales for the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively.  Dozens sold for the twenty-six weeks ended November 30, 2019 were 515.5 million, a 0.6% increase from 512.3 million dozen for the same period of fiscal 2019. The volume increase accounted for a $3.2 million increase in net sales.

The net average selling price per dozen of shell eggs was $1.039 for the twenty-six weeks ended November 30, 2019, compared to $1.309 for the twenty-six weeks ended December 1, 2018. The 20.6% decrease in average selling price accounted for a $138.3 million decrease in net sales.

Egg products accounted for 2.7% and 3.3% of net sales for the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively. These revenues were $15.0 million for the twenty-six weeks ended November 30, 2019, compared to $23.1 million for the twenty-six weeks ended December 1, 2018, primarily due to lower prices.

Index
The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				26 Weeks Ended
	November 30, 2019		December 1, 2018		November 30, 2019		December 1, 2018
Total net sales	$311,522		$356,040		$552,688		$696,623

Non-specialty	$186,960	61.6%	$216,324	62.7%	$308,569	57.4%	$424,486	63.0%
Specialty	109,351	36.0%	120,839	35.0%	214,420	39.9%	233,102	34.6%
Co-pack specialty	6,540	2.2%	6,636	2.0%	12,679	2.4%	13,003	1.9%
Egg sales, net	302,851	99.8%	343,799	99.7%	535,668	99.7%	670,591	99.5%
Other	874	0.2%	1,159	0.3%	2,022	0.3%	2,897	0.5%
Net shell egg sales	$303,725	100.0%	$344,958	100.0%	$537,690	100.0%	$673,488	100.0%

Net shell egg sales as a percent of total net sales	97.5%		96.9%		97.3%		96.7%

Dozens sold:
Non-specialty	199,566	76.5%	197,163	75.2%	394,481	76.5%	384,562	75.1%
Specialty	58,216	22.3%	61,717	23.5%	114,627	22.2%	121,131	23.6%
Co-pack specialty	3,244	1.2%	3,383	1.3%	6,342	1.3%	6,630	1.3%
Total dozens sold	261,026	100.0%	262,263	100.0%	515,450	100.0%	512,323	100.0%

Net average selling price per dozen:
Non-specialty	$0.937		$1.097		$0.782		$1.104
Specialty	$1.878		$1.958		$1.871		$1.924
All shell eggs	$1.160		$1.311		$1.039		$1.309

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized generally by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  Comparing thirteen weeks ended November 30, 2019 and December 1, 2018, non-specialty egg dozens sold increased 1.2% and the average selling price decreased 14.6% to $0.937 from $1.097. Comparing the twenty-six weeks ended November 30, 2019 and December 1, 2018, non-specialty shell egg dozens sold increased 2.6% and the the average selling price decreased 29.2% to $0.782 from $1.104.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended November 30, 2019 and December 1, 2018, specialty shell egg dozens sold decreased 5.7%, and the average selling price decreased 4.1% to $1.878 from $1.958. Specialty egg volumes were affected by the significant price differential between non-specialty and specialty eggs. For the twenty-six weeks ended November 30, 2019, specialty shell egg dozens sold decreased 5.4% and the average selling price decreased 2.8% to $1.871 from $1.924 compared to the same period of fiscal 2019.

Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirteen weeks ended November 30, 2019 and December 1, 2018 were 3.2 million and 3.4

Index
million dozen, respectively, which represented 1.2% and 1.3% of total dozens sold for those periods. Co-pack specialty shell eggs sold during the twenty-six weeks ended November 30, 2019 and December 1, 2018 were 6.3 million and 6.6 million dozen, respectively, which represented 1.3% and 1.3% of total dozens sold for those periods.

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

For the second quarter of fiscal 2020, egg product sales were $7.8 million, a decrease of $3.3 million, or 29.6%, compared to $11.1 million for the same period of fiscal 2019. Pounds sold for the thirteen weeks ended November 30, 2019 were 16.2 million, an increase of 1.2 million, or 7.8%, compared to the same period of fiscal 2019. The selling price per pound for the thirteen weeks ended November 30, 2019 was $0.480 compared to $0.740 for the same period of fiscal 2019, a decrease of $0.260 or 35.1%.

For the twenty-six weeks ended November 30, 2019, egg product sales were $15.0 million, a decrease of $8.1 million, or 35.2%, compared to $23.1 million for the same period of fiscal 2019. Pounds sold for the twenty-six weeks ended November 30, 2019 were 33.6 million, an increase of 3.0 million, or 9.9%, compared to the same period of fiscal 2019. The selling price per pound for the twenty-six weeks ended November 30, 2019 was $0.447 compared to $0.761 for the same period of fiscal 2019, a decrease of $0.314 or 41.3%.

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
໿
໿
໿
໿

	13 Weeks Ended			26 Weeks Ended
	November 30, 2019	December 1, 2018	Percent Change	November 30, 2019	December 1, 2018	Percent Change
Cost of Sales:
Farm production	$169,735	$160,241	5.9%	$327,315	$311,060	5.2%
Processing, packaging, and warehouse	56,890	55,381	2.7%	110,812	110,055	0.7%
Egg purchases and other (including change in inventory)	48,055	61,581	(22.0)%	90,575	130,801	(30.8)%
Total shell eggs	274,680	277,203	(0.9)%	528,702	551,916	(4.2)%
Egg products	7,467	8,140	(8.3)%	12,817	16,438	(22.0)%
Other	—	162	(100.0)%	2,919	606	381.7%
Total	$282,147	$285,505	(1.2)%	$544,438	$568,960	(4.3)%

Farm production cost (per dozen produced)
Feed	$0.416	$0.415	0.2%	$0.413	$0.414	(0.2)%
Other	$0.325	$0.309	5.2%	$0.332	$0.313	6.1%
Total	$0.741	$0.724	2.3%	$0.745	$0.727	2.5%

Outside egg purchases (average cost per dozen)	$1.28	$1.30	(1.5)%	$1.06	$1.32	(19.7)%

Dozen produced	231,467	222,955	3.8%	445,765	432,168	3.1%
Dozen sold	261,026	262,263	(0.5)%	515,450	512,323	0.6%

Cost of sales for the second quarter of fiscal 2020 was $282.1 million, a decrease of $3.4 million, or 1.2%, from $285.5 million for the same period of fiscal 2019. This decrease was primarily driven by the decrease in the volume of outside egg purchases as well as a slight decrease in the cost of these purchases. Farm production costs for the thirteen weeks ended November 30, 2019 was $169.7 million, compared to $160.2 million for the comparable period of fiscal 2019, an increase of $9.5 million, which is primarily due to an increase in production volume and in production costs other than feed costs. Dozens produced increased by 3.8% compared to the same period of fiscal 2019. Feed cost per dozen for the thirteen weeks ended November 30, 2019, was $0.416, compared to $0.415 per dozen for the comparable period of fiscal 2019, an increase of 0.2%. Other farm production cost per dozen produced increased 5.2% to $0.325 for the thirteen weeks ended November 30, 2019, compared to $0.309 for the same period of last year. The majority of the increase was accelerated amortization expense associated with selling flocks early due to market conditions, and higher labor costs.

Index
Cost of sales for the twenty-six weeks ended November 30, 2019 was $544.4 million, a decrease of $24.5 million, or 4.3%, from $569.0 million for the same period of fiscal 2019. This decrease was primarily driven by the decrease in both volume and cost of outside egg purchases. Farm production costs for the twenty-six weeks ended November 30, 2019 was $327.3 million, compared to $311.1 million for the comparable period of fiscal 2019, an increase of $16.3 million, which is primarily due to increased production volume and in production costs other than feed costs. Dozens produced increased by 3.1% compared to the same period of fiscal 2019. Feed cost per dozen for the twenty-six weeks ended November 30, 2019, was $0.413, compared to $0.414 per dozen for the comparable period of fiscal 2019, a decrease of 0.2%. Other farm production cost per dozen produced increased 6.1% to $0.332 for the twenty-six weeks ended November 30, 2019, compared to $0.313 for the same period of last year. The majority of the increase was accelerated amortization expense associated with selling flocks early due to market conditions, and higher labor costs.

Included in cost of sales for the twenty-six weeks ended November 30, 2019 is a non-cash impairment loss on fixed assets of $2.9 million related to decommissioning some of our older, less efficient production facilities as we continue to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Gross profit for the second quarter of fiscal 2020 was $29.4 million compared to $70.5 million for the same period of fiscal 2019. For the twenty-six weeks ended November 30, 2019, gross profit decreased to $8.3 million gross profit from $127.7 million for the same period of fiscal 2019. This decrease for both periods, was primarily due to the significant drop in market prices, which we believe reflects the current unfavorable supply and demand balance.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	November 30, 2019	December 1, 2018	$ Change	% Change
Specialty egg expense	$11,939	$13,545	$(1,606)	(11.9)%
Delivery expense	13,524	13,460	64	0.5%
Payroll, taxes and benefits	10,257	9,371	886	9.5%
Stock compensation expense	903	851	52	6.1%
Other expenses	9,105	8,004	1,101	13.8%
Total	$45,728	$45,231	$497	1.1%

For the thirteen weeks ended November 30, 2019, selling, general, and administrative expense was $45.7 million compared to $45.2 million for the thirteen weeks ended December 1, 2018. Specialty egg expense decreased $1.6 million, or 11.9%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 5.7% for the thirteen weeks ended November 30, 2019.

Payroll, taxes and benefits increased $886 thousand, or 9.5%, compared to the same period of the prior year, primarily due to improved performance of the index fund utilized for the deferred compensation plan, as the participants are credited with investment earnings of the fund. This increased expense is offset by the unrealized gain on the investment in the fund recorded in other income. Increased employee medical insurance expense also contributed to the increase.

Index
Other expenses increased $1.1 million or 13.8% compared to same period in fiscal 2019. This increase is primarily due to an increase in non-legal professional fees.

	26 Weeks Ended
	November 30, 2019	December 1, 2018	$ Change	% Change
Specialty egg expense	$23,414	$26,755	$(3,341)	(12.5)%
Delivery expense	26,032	26,703	(671)	(2.5)%
Payroll, taxes and benefits	20,752	21,021	(269)	(1.3)%
Stock compensation expense	1,794	1,754	40	2.3%
Other expenses	16,211	13,508	2,703	20.0%
Total	$88,203	$89,741	$(1,538)	(1.7)%

For the twenty-six weeks ended November 30, 2019, selling, general, and administrative expense was $88.2 million compared to $89.7 million for the twenty-six weeks ended December 1, 2018. Specialty egg expense decreased $3.3 million, or 12.5%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 5.4% for the twenty-six weeks ended November 30, 2019. Advertising expense, which is a component of specialty egg expense, also contributed to the decrease in specialty egg expense for the twenty-six weeks ended November 30, 2019.

Payroll and overhead expense decreased $269 thousand, or 1.3%, compared to the same period of the prior year, primarily due to a decrease in bonus accruals. Other expenses increased $2.7 million or 20.0% compared to same period in fiscal 2019. This increase is primarily due to increased insurance premiums and an increase in non-legal professional fees.

OPERATING INCOME (LOSS)

For the thirteen weeks ended November 30, 2019, we recorded an operating loss of $16.6 million compared to operating income of $25.3 million for the same period of fiscal 2019.

For the twenty-six weeks ended November 30, 2019, we recorded an operating loss of $80.0 million compared to operating income of $38.0 million for the same period of fiscal 2019.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of affiliates, and patronage income, among other items.

For the thirteen weeks ended November 30, 2019, we earned $1.2 million of interest income compared to $1.8 million for the same period of fiscal 2019. The decrease resulted from by significantly lower investment balances, partially offset by higher interest rates. The Company recorded interest expense of $91 thousand and $130 thousand for the thirteen weeks ended November 30, 2019 and December 1, 2018, respectively.

For the twenty-six weeks ended November 30, 2019, we earned $3.0 million of interest income compared to $3.7 million for the same period of fiscal 2019. The decrease resulted from by significantly lower investment balances, partially offset by higher interest rates. The Company recorded interest expense of $181 thousand and $243 thousand for the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively.

Index
Equity in income (loss) of affiliates for the thirteen weeks ended November 30, 2019 was a loss of $454 thousand compared to income of $909 thousand for the same period of fiscal 2019. The decrease of $1.4 million is primarily due to the decrease in egg selling prices.

Equity in income (loss) of affiliates for the twenty-six weeks ended November 30, 2019 was a loss of $908 thousand compared to income of $2.3 million for the same period of fiscal 2019. The decrease of $3.2 million is primarily due to the decrease in egg selling prices.

Other, net for the thirteen weeks ended November 30, 2019, was income of $482 thousand compared to $124 thousand for the same period of fiscal 2019, primarily driven by realized and unrealized gains in equity securities.

Other, net for the twenty-six weeks ended November 30, 2019, was income of $1.8 million compared to $225 thousand for the same period of fiscal 2019, primarily driven by realized and unrealized gains in equity securities.

INCOME TAXES

For the thirteen weeks ended November 30, 2019, pre-tax loss was $15.0 million compared to $28.8 million pre-tax income for the same period of fiscal 2019. For thirteen weeks ended November 30, 2019, income tax benefit of $4.9 million was recorded which included a $1.5 million state income tax benefit recorded for a claim of refund, with an effective tax rate of 32.3%, compared to income tax expense of $6.8 million for the comparable period of fiscal 2019, which reflects an effective tax rate of 23.5%.

For the twenty-six weeks ended November 30, 2019, pre-tax loss was $75.5 million compared to $45.3 million pre-tax income for the same period of fiscal 2019. For twenty-six weeks ended November 30, 2019, income tax benefit of $19.6 million was recorded, with an effective tax rate of 26.0%, compared to income tax expense of $10.5 million for the comparable period of fiscal 2019, which reflects an effective tax rate of 23.2%.

At November 30, 2019, trade and other receivables included income taxes receivables of $11.2 million compared to $9.7 million at June 1, 2019.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.  Results for the thirteen weeks ended November 30, 2019 were favorably impacted by a $1.5 million state income tax benefit recorded for a claim of refund filed during the period.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended November 30, 2019, net loss attributable to noncontrolling interest was $125 thousand compared to $199 thousand net income for the same period of fiscal 2019.

For the twenty-six weeks ended November 30, 2019, net loss attributable to noncontrolling interest was $86 thousand compared to $537 thousand net income for the same period of fiscal 2019.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the thirteen weeks ended November 30, 2019 was $10.1 million, or $0.21 per basic and diluted share, compared to net income of $21.8 million, or $0.45 per basic and diluted share for the same period of last fiscal year.

Net loss for the twenty-six weeks ended November 30, 2019 was $55.8 million, or $1.15 per basic and diluted share, compared to net income of $34.2 million, or $0.71 per basic and diluted share for the same period of last fiscal year.

Index
CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 30, 2019 was $346.0 million, compared to $492.8 million at June 1, 2019. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 4.36 at November 30, 2019, compared with 7.58 at June 1, 2019.

During the second quarter of fiscal 2020, we retired all outstanding long-term debt. As such there is no long-term debt at November 30, 2019, including current maturities, compared to $1.3 million at June 1, 2019. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of November 30, 2019, no amounts were borrowed under the Revolving Credit Facility. We have $4.2 million in outstanding standby letters of credit, which were issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Note 8 of our June 1, 2019 audited financial statements for further information regarding our long-term debt.

For the twenty-six weeks ended November 30, 2019, $74.3 million in net cash was used in operating activities, compared to $27.7 million provided by operating activities for the comparable period in fiscal 2019.   A decrease in egg selling prices which resulted in a net loss contributed to our decrease in cash flow from operations. Other adjustments, net decreased primarily due to increases in accounts receivables and inventories.

For the twenty-six weeks ended November 30, 2019, $137.2 million was provided from the sale and maturity of investment securities compared to $108.3 million for the twenty-six weeks ended December 1, 2018. We used $10.1 million and $78.6 million for purchases of investment securities for the twenty-six weeks ended November 30, 2019 and December 1, 2018, respectively.

We did not invest additional resources in our unconsolidated entities during the twenty-six weeks ended November 30, 2019 compared to $4.3 million for the same period fiscal 2019.  We continue to invest in our facilities as $68.1 million was used to purchase property, plant and equipment compared to $19.0 million in the twenty-six weeks ended December 1, 2018.  We used $44.5 million for the previously disclosed acquisition of Mahard in the second quarter of fiscal 2020 and $17.9 million for the acquisition of Featherland Egg Farm, Inc. in the second quarter of fiscal 2019. We received $2.4 million in distributions from unconsolidated entities during the twenty-six weeks ended November 30, 2019 compared to $4.5 million for the same period fiscal 2019. We used $1.6 million for principal payments on long-term debt and finance leases compared to $2.2 million for the same period of fiscal 2019. We did not pay any dividends during twenty-six weeks ended November 30, 2019 compared to $21.2 million for the same period of last fiscal year.

As of November 30, 2019, cash has decreased $58.0 million since June 1, 2019 compared to a decrease of $2.2 million during the same period of fiscal 2019.

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

Index
Company’s net income computed in accordance with GAAP. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility.

We continue to monitor the increasing demand for cage-free, organic and other specialty eggs in order to meet our customer's needs. We have invested over $314 million in facilities, equipment and related operations to expand our cage-free production. The following table represents current material construction projects approved as of November 30, 2019 (in thousands):

Project(s) Type	Projected Completion	Projected Cost	Spent as of November 30, 2019	Remaining Projected Cost
Convertible/Cage-Free Layer Houses	Fiscal 2020	$17,694	$12,132	$5,562
Cage-Free Pullet Houses	Fiscal 2020	6,332	841	5,491
Convertible/Cage-Free Layer Houses & Pullet Houses	Fiscal 2021	43,491	27,221	16,270
Cage-Free Layer & Pullet Houses/Processing Facility	Fiscal 2022	87,204	11,161	76,043
		$154,721	$51,355	$103,366

We believe our current cash balances, investments, cash flows from operations, and Revolving Credit Facility will be sufficient to fund our current and projected capital needs for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. The application of the guidance requires various transition methods depending on the specific amendment. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted. The application of the guidance requires various transition methods depending on the specific amendment and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Index
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. This standard will be effective in fiscal years after December 15, 2020, our fiscal 2021, with the option to early adopt at any time prior to the effective date, and it will require adoption on a retrospective basis. We are currently evaluating the impact of this standard on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2019 fiscal year
Corn	$0.28 change in the average market price per bushel	$0.01	$8,767,050
Soybean Meal	$27 change in the average market price per ton	$0.01	$8,767,050

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Quarterly Report on Form 10-Q for the period ended August 31, 2019, under Part II, Item 1: Legal Proceedings, and Part I Item 1, Notes to Condensed Consolidated Financial Statements, Note 11: Commitment and Contingencies; and to our Annual Report on Form 10-K for the year ended June 1, 2019, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements and Supplementary Data, Note 12: Contingencies, which discussions are incorporated herein by reference.

ITEM 1A.   RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following risk factors update and refine previously disclosed risk factors from our Annual Report on Form 10-K for the fiscal year ended June 1, 2019. Our risk factors may materially affect our business, financial condition or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 1, 2019, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in making any investment decisions with respect to our securities. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition or results of operations.

Pressure from animal rights groups regarding the treatment of animals may subject us to additional costs to conform our practices to comply with developing standards or subject us to marketing costs to defend challenges to our current practices and protect our image with our customers. In particular, changes in customer preferences and new legislation have accelerated an increase in demand for cage-free eggs, which increases uncertainty in our business and increases our costs.

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals and the Humane Society of the United States, to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards change over time, but typically require minimum cage space for hens, among other requirements, and some of these groups have had successful legislative efforts to ban any form of caged

Index
housing in various states. In addition, in recent years, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.

Several states have now passed minimum space and/or cage-free requirements for hens. For example, California passed Proposition 12 in November 2018, which provides for minimum space requirements per hen beginning in 2020 and mandates all eggs or egg products sold in California must be cage-free by 2022. Subsequently, Washington and Oregon have passed laws requiring cage-free hen housing by 2024. Massachusetts, Rhode Island and Michigan have passed laws establishing minimum space requirements for hens, which are being phased in over time. These laws affect sourcing, production and pricing of eggs (both conventional as well as specialty eggs) not only within these states but also in other areas of the country.

In response to the increase in demand for cage-free eggs, we have increased capital expenditures to expand or convert our existing facilities based on a timeline designed to meet our customers’ current and anticipated needs. In addition, the ongoing production of cage-free eggs is more costly than the production of conventional eggs. Changing our infrastructure and operating procedures to conform to the new customer demands and new laws has resulted and will continue to result in additional costs, including capital and operating cost increases. We may not be able to pass on these costs to our customers. Our customers typically do not commit to long-term purchases of specific quantities or type of eggs with us, and as a result, we cannot predict with any certainty which types of eggs they will require us to supply in future periods. Accordingly, we may over-estimate future demand for cage-free eggs, which could increase our costs unnecessarily, or we may under-estimate future demand for cage free eggs, which could harm us competitively. We are also enhancing our focus on cage-free capacity when considering acquisition opportunities, as discussed in more detail below.

Our growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy that includes acquisitions of other companies engaged in the production and sale of shell eggs. We consider many factors when evaluating an acquisition opportunity, including location relevant to our existing and potential customers, market share, and any costs we deem necessary to improve production at the acquired facilities and integrate them into our operations. We intend to continue to expand through selective acquisitions while monitoring the market demand for cage-free eggs and expending capital resources necessary to construct and convert farms to cage-free when necessary to meet our customers' needs and timeline.

Acquisitions require capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct prior to our acquisition of a business that were unknown to us at the time of acquisition. We could incur significantly greater expenditures in integrating an acquired business than we anticipated at the time of its purchase. We may over-estimate or under-estimate the demand for cage-free eggs, which could cause our acquisition strategy to be less-than-optimal for our future growth and profitability.

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

The consideration we pay in connection with any acquisition affects our financial results. If we pay cash, we could be required to use a portion of our available cash to consummate the acquisition. To the extent we issue shares of our Common Stock, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table is a summary of our second quarter 2020 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
09/01/19 to 09/28/19	223	$44.09	—	—
09/29/19 to 10/26/19	—	—	—	—
10/27/19 to 11/30/19	—	—	—	—
	223	$44.09	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

Index
ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated January 6, 2020 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on January 6, 2020)
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	January 6, 2020	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	January 6, 2020	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿