Form 10-Q
period 2020-02-29
CAL-MAINE FOODS INC
filed 2020-03-30
CIK 16160

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(mark one)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2020

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number:  000-38695

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3320 Woodrow Wilson Avenue, Jackson, Mississippi  39209
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
Yes ☐    No ☑
There were 43,973,764 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of March 30, 2020.
2

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED FEBRUARY 29, 2020

3

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amounts)

	February 29, 2020	June 1, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$67,753	$69,247
Investment securities available-for-sale	80,863	250,181
Trade and other receivables (less allowance for doubtful accounts of
$825 and $206 at February 29, 2020 and June 1, 2019, respectively)	100,962	71,760
Inventories	191,421	172,237
Prepaid expenses and other current assets	4,371	4,328
Total current assets	445,370	567,753
Property, plant & equipment, net	542,996	455,347
Finance lease right-of-use asset, net	717	947
Operating lease right-of-use asset, net	2,726	—
Investments in unconsolidated entities	61,981	67,554
Goodwill	35,525	35,525
Intangible assets, net	23,576	23,762
Other long-term assets	4,138	5,390
TOTAL ASSETS	$1,117,029	$1,156,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,658	$73,211
Current maturities of long-term debt	—	1,500
Current portion of finance lease obligation	203	196
Current portion of operating lease obligation	799	—
Total current liabilities	89,660	74,907
Long-term finance lease obligation	705	858
Long-term operating lease obligation	1,927	—
Other noncurrent liabilities	7,724	8,110
Deferred income taxes	68,981	82,597
Total liabilities	168,997	166,472
Commitments and contingencies - see Note 12
Stockholders’ equity:
Common stock, $0.01 par value, 120,000 authorized and 70,261 shares issued at
February 29, 2020 and June 1, 2019, respectively, and 43,974 and 43,895
shares outstanding at February 29, 2020 and June 1, 2019, respectively	703	703
Class A convertible common stock, $0.01 par value, 4,800 shares authorized,
issued and outstanding at February 29, 2020 and June 1, 2019	48	48
Paid-in capital	59,435	56,857
Retained earnings	914,234	954,527
Accumulated other comprehensive income (loss),net of tax	(298)	355
Common stock in treasury at cost – 26,287 and 26,366 shares at
February 29, 2020 and June 1, 2019	(26,674)	(25,866)
Total Cal-Maine Foods, Inc. stockholders’ equity	947,448	986,624
Noncontrolling interest in consolidated entities	584	3,182
Total stockholders’ equity	948,032	989,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,029	$1,156,278

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net sales	$345,588	$383,992	$898,276	$1,080,616
Cost of sales	295,760	301,551	840,198	870,511
Gross profit	49,828	82,441	58,078	210,105
Selling, general and administrative	44,231	45,009	132,434	134,750
(Gain) loss on disposal of fixed assets	385	(758)	467	(847)
Operating income (loss)	5,212	38,190	(74,823)	76,202
Other income (expense):
Interest income, net	803	1,986	3,628	5,459
Royalty income	414	565	1,173	1,784
Patronage dividends	10,096	10,482	10,096	10,482
Equity in income of unconsolidated entities	1,445	2,111	537	4,449
Other, net	79	147	1,897	372
Total other income, net	12,837	15,291	17,331	22,546

Income (loss) before income taxes and noncontrolling interest	18,049	53,481	(57,492)	98,748
Income tax (benefit) expense	4,278	13,616	(15,356)	24,134
Net income (loss) before noncontrolling interest	13,771	39,865	(42,136)	74,614
Less: Income (loss) attributable to noncontrolling interest	22	88	(64)	625
Net income (loss) attributable to Cal-Maine Foods, Inc.	$13,749	$39,777	$(42,072)	$73,989

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.28	$0.82	$(0.87)	$1.53
Diluted	$0.28	$0.82	$(0.87)	$1.52
Weighted average shares outstanding:
Basic	48,473	48,417	48,455	48,416
Diluted	48,588	48,533	48,455	48,545

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net income (loss), including noncontrolling interests	$13,771	$39,865	$(42,136)	$74,614
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(38)	1,217	(863)	967
Income tax (benefit) expense related to items of other comprehensive income	9	(296)	210	(235)
Other comprehensive income (loss), net of tax	(29)	921	(653)	732
Comprehensive income (loss)	13,742	40,786	(42,789)	75,346
Less: comprehensive income (loss) attributable to the noncontrolling interest	22	88	(64)	625
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$13,720	$40,698	$(42,725)	$74,721

See Notes to Condensed Consolidated Financial Statements.

CAL-MAINE FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	February 29, 2020	March 2, 2019
Operating activities:
Net income (loss) including noncontrolling interest	$(42,136)	$74,614
Depreciation and amortization	42,911	40,857
Impairment loss on property, plant & equipment	2,919	—
Other adjustments, net	(40,148)	(20,863)
Net cash provided by (used in) operations	(36,454)	94,608

Investing activities:
Purchases of investment securities	(12,100)	(122,191)
Sales and maturities of investment securities	181,533	160,190
Investment in unconsolidated entities	—	(4,272)
Distributions from unconsolidated entities	6,114	6,545
Acquisition of business	(44,515)	(17,889)
Purchases of property, plant and equipment	(94,600)	(36,841)
Net proceeds from disposal of property, plant and equipment	1,839	1,212
Net cash provided by (used in) investing activities	38,271	(13,246)

Financing activities:
Purchase of common stock by treasury	(910)	(985)
Distributions to noncontrolling interests	(755)	—
Principal payments on long-term debt	(1,500)	(2,969)
Principal payments on finance lease	(146)	—
Payment of dividends	—	(28,469)
Net cash used in financing activities	(3,311)	(32,423)

Net change in cash and cash equivalents	(1,494)	48,939

Cash and cash equivalents at beginning of period	69,247	48,431
Cash and cash equivalents at end of period	$67,753	$97,370

Supplemental Information:
Cash paid for operating leases	$635	$—
Interest paid	$77	$115

See Notes to Condensed Consolidated Financial Statements.

Index
CAL-MAINE FOODS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 29, 2020
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

Fiscal Year

The Company's fiscal year-end is on the Saturday nearest May 31. Each of the three-month periods and year-to-date periods ended on February 29, 2020 and March 2, 2019 included 13 and 39 weeks, respectively.

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

Processing machines and other equipment
We lease a processing machine through a finance lease arrangement assumed in an acquisition. The lease contains a purchase option at the end of the term that we intend to exercise. The company leases various pieces of equipment such as forklifts, pallet jacks, and other items in support of operations. These leases are cancelable and non-cancelable with remaining terms ranging from one month to five years.

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

Reclassification
Certain reclassifications were made to the fiscal 2019 financial statements to conform to the fiscal 2020 financial statement presentation. These reclassifications had no effect on income.

Index
Note 2 - Acquisition

Effective on October 20, 2019, the Company acquired certain assets of Mahard Egg Farm (Mahard), relating to its commercial shell egg production, processing, distribution and sales for $45.5 million, including a potential post-closing payment of $1 million. The acquired assets include facilities with current capacity for approximately 3.9 million laying hens and permitted capacity for up to 8.0 million laying hens, a feed mill, pullet raising facilities and related production facilities located in Chillicothe, Texas, and Nebo, Oklahoma, and a distribution warehouse located in Gordonville, Texas. Mahard owned equity interests in the Company's majority owned subsidiary, Texas Egg Products, LLC (TEP). As a result of the acquisition, the Company now owns 93.2% of TEP. The acquired operations of Mahard are included in the accompanying financial statements as of October 20, 2019. Acquisition related costs incurred during the period were immaterial to the financial statements.

Pending the finalization of the Company's valuation, the following table summarizes the preliminary aggregate purchase price allocation for Mahard (in thousands):

Inventory	$5,276
Property, plant and equipment	38,433
Customer list and non-compete agreement	2,000
Liabilities assumed	(194)
Total purchase price	45,515
Deferred purchase price	(1,000)
Cash consideration paid at closing	$44,515

Subsequent to February 29, 2020, the Company paid the $1 million deferred purchase price.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 29, 2020	June 1, 2019
Flocks, net of amortization	$111,275	$105,536
Eggs and egg products	18,117	14,318
Feed and supplies	62,029	52,383
	$191,421	$172,237

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at February 29, 2020 consisted of approximately 9.9 million pullets and breeders and 40.1 million layers.

Index
Note 4 - Investment Securities

The following represents the Company’s investment securities as of February 29, 2020 and June 1, 2019 (in thousands):

February 29, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$18,862	$134	$—	$18,996
Corporate bonds	59,329	329	—	59,658
Certificates of deposits	1,003	—	2	1,001
Asset backed securities	1,196	12	—	1,208
Total current investment securities	$80,390	$475	$2	$80,863

Mutual funds	$1,994	$661	$—	$2,655
Total noncurrent investment securities	$1,994	$661	$—	$2,655

June 1, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,896	$78	$—	$30,974
Municipal bonds	50,220	133	—	50,353
Commercial paper	9,953	—	8	9,945
Corporate bonds	147,068	94	—	147,162
Certificates of deposits	6,149	—	1	6,148
Asset backed securities	5,589	10	—	5,599
Total current investment securities	$249,875	$315	$9	$250,181

Mutual funds	$2,331	$1,026	$—	$3,357
Total noncurrent investment securities	$2,331	$1,026	$—	$3,357

Available-for-sale
Proceeds from sales and maturities of investment securities available-for-sale were $181.5 million and $160.2 million during the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively. Gross realized gains for the thirty-nine weeks ended February 29, 2020 and March 2, 2019 were $246,000 and $7,000, respectively.  Gross realized losses for the thirty-nine weeks ended February 29, 2020 and March 2, 2019 were $7,000 and $35,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at February 29, 2020, are as follows (in thousands):

Estimated Fair Value
Within one year	$67,854
1-5 years	13,009
Total	$80,863

Index
Noncurrent
The mutual funds are classified as “Other long-term assets” in the Company’s Condensed Consolidated Balance Sheets. Gains and losses are recognized in other income (expenses) as Other, net in the Company's Condensed Consolidated Statements of Operations.

Proceeds from sales and maturities of noncurrent investment securities were $1.2 million and $84,000 during the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively. Gross realized gains for the thirty-nine weeks ended February 29, 2020 and March 2, 2019 were $611,000 and $48,000, respectively.  There were no realized losses for the thirty-nine weeks ended February 29, 2020 and March 2, 2019. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

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

Long-term debt: The carrying value of the Company’s long-term debt is at its stated value.  We have not elected to carry our long-term debt at fair value.  Fair values for debt are based on quoted market prices or published forward interest rate curves, which are level 2 inputs. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows (in thousands):

	February 29, 2020		June 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Note payable	$—	$—	$1,500	$1,501
Finance lease obligations	908	823	1,054	940
Total liabilities measured at fair value	$908	$823	$2,554	$2,441

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2020 and June 1, 2019 (in thousands):
໿

				Total
February 29, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$18,996	$—	$18,996
Corporate bonds	—	59,658	—	59,658
Certificates of deposits	—	1,001	—	1,001
Asset backed securities	—	1,208	—	1,208
Mutual funds	2,655	—	—	2,655
Total assets measured at fair value	$2,655	$80,863	$—	$83,518
໿

June 1, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$30,974	$—	$30,974
Municipal bonds	—	50,353	—	50,353
Commercial paper	—	9,945	—	9,945
Corporate bonds	—	147,162	—	147,162
Certificates of deposits	—	6,148	—	6,148
Asset backed securities	—	5,599	—	5,599
Mutual funds	3,357	—	—	3,357
Total assets measured at fair value	$3,357	$250,181	$—	$253,538

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
໿

Index
Note 6 - Leases

Expenses related to operating leases, amortization of finance lease ROU assets and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists of the following (in thousands):

	13 Weeks Ended February 29, 2020	39 Weeks Ended February 29, 2020
Operating Lease cost	$237	$635
Finance Lease cost
Amortization of right-of-use asset	$38	$115
Interest on lease obligations	$10	$33
Short term lease cost	$921	$2,649

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of February 29, 2020
	Operating Leases	Finance Leases
Remainder fiscal 2020	$235	$60
2021	930	239
2022	806	239
2023	919	239
2024	130	219
Thereafter	31	—
Total	3,051	996
Less imputed interest	(325)	(88)
Total	$2,726	$908

The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of February 29, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.7	3.8
Weighted-average discount rate	5.9%	4.9%

Index
Note 7 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the third quarter of fiscal 2020, the amount of cumulative losses to be recovered before payment of a dividend was $61.9 million.

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$13,749	$39,777	$(42,072)	$73,989

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	$—	$13,245	$—	$24,626

Common stock outstanding (shares)	43,974	43,895
Class A common stock outstanding (shares)	4,800	4,800
Total common stock outstanding (shares)	48,774	48,695

Dividends per common share*	$—	$0.272	$—	$0.506
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Index
Note 8 - Equity

The following reflects the equity activity, including our noncontrolling interest, for the thirteen weeks ended February 29, 2020 and March 2, 2019 (in thousands):

	Thirteen Weeks Ended February 29, 2020
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at November 30, 2019	$703	$48	$(25,888)	$58,652	$(269)	$900,485	$562	$934,293
Other comprehensive loss, net of tax	—	—	—	—	(29)	—	—	(29)
Restricted stock grant, net of forfeitures	—	—	103	(103)	—	—	—	—
Purchase company stock to satisfy withholding obligations from vesting of restricted stock	—	—	(889)	—	—	—	—	(889)
Restricted stock compensation	—	—	—	886	—	—	—	886
Net income	—	—	—	—	—	13,749	22	13,771
Balance at February 29, 2020	$703	$48	$(26,674)	$59,435	$(298)	$914,234	$584	$948,032

໿

	Thirteen Weeks Ended March 2, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Interest	Total
Balance at December 1, 2018	$703	$48	$(24,974)	$55,079	$(882)	$947,768	$2,886	$980,628
Other comprehensive income, net of tax	—	—	—	—	921	—	—	921
Restricted stock grant, net of forfeitures	—	—	88	(88)	—	—	—	—
Purchase company stock to satisfy withholding obligations from vesting of restricted stock	—	—	(979)	—	—	—	—	(979)
Restricted stock compensation	—	—	—	866	—	—	—	866
Dividends	—	—	—	—	—	(13,258)	—	(13,258)
Net income	—	—	—	—	—	39,777	88	39,865
Balance at March 2, 2019	$703	$48	$(25,865)	$55,857	$39	$974,287	$2,974	$1,008,043

Index
The following reflects the equity activity, including our noncontrolling interest, for the thirty-nine weeks ended February 29, 2020 and March 2, 2019 (in thousands):

	Thirty-nine Weeks Ended February 29, 2020
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 1, 2019	$703	$48	$(25,866)	$56,857	$355	$954,527	$3,182	$989,806
Other comprehensive loss, net of tax	—	—	—	—	(653)	—	—	(653)
Restricted stock grant, net of forfeitures	—	—	102	(102)	—	—	—	—
Purchase of company stock to satisfy withholding obligations from vesting of restricted stock	—	—	(910)	—	—	—	—	(910)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(755)	(755)
Reclass of equity portion of Texas Egg Products, LLC in connection with acquisition, see Note 2	—	—	—	—	—	1,779	(1,779)	—
Restricted stock compensation	—	—	—	2,680	—	—	—	2,680
Net loss	—	—	—	—	—	(42,072)	(64)	(42,136)
Balance at February 29, 2020	$703	$48	$(26,674)	$59,435	$(298)	$914,234	$584	$948,032

	Thirty-nine Weeks Ended March 2, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Interest	Total
Balance at June 2, 2018	$703	$48	$(24,966)	$53,323	$(693)	$924,918	$2,349	$955,682
Other comprehensive income, net of tax	—	—	—	—	732	—	—	732
Restricted stock grant, net of forfeitures	—	—	86	(86)	—	—	—	—
Purchase company stock to satisfy withholding obligations from vesting of restricted stock	—	—	(985)	—	—	—	—	(985)
Restricted stock compensation	—	—	—	2,620	—	—	—	2,620
Dividends	—	—	—	—	—	(24,620)	—	(24,620)
Net income	—	—	—	—	—	73,989	625	74,614
Balance at March 2, 2019	$703	$48	$(25,865)	$55,857	$39	$974,287	$2,974	$1,008,043

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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Non-specialty shell egg sales	$210,329	$234,960	$518,898	$659,446
Specialty shell egg sales	117,672	131,120	332,092	364,222
Co-pack specialty shell egg sales	7,347	7,052	20,026	20,055
Egg products	9,212	9,520	24,210	32,656
Other	1,028	1,340	3,050	4,237
	$345,588	$383,992	$898,276	$1,080,616

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

Note 10 - Stock Based Compensation

Total stock based compensation expense was $2.7 million and $2.6 million for the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at February 29, 2020 of $7.2 million will be recorded over a weighted average period of 2.3 years.  Refer to Note 10 of our June 1, 2019 audited financial statements for further information on our stock compensation plans.

Index
The Company’s restricted share activity for the thirty-nine weeks ended February 29, 2020 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 1, 2019	248,412	$43.20
Granted	104,566	38.25
Vested	(77,801)	43.00
Forfeited	(2,131)	43.20
Outstanding, February 29, 2020	273,046	$41.36

Note 11 - Net Income (Loss) per Common Share

Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of options and restricted stock.  Due to the net loss in the thirty-nine weeks ended February 29, 2020, restricted shares were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive. The computations of basic and diluted net loss per share attributable to the Company are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net income (loss) attributable to Cal-Maine Foods, Inc.	$13,749	$39,777	$(42,072)	$73,989

Basic weighted-average common shares	48,473	48,417	48,455	48,416
Effect of dilutive securities:
Restricted shares	115	116	—	129
Dilutive potential common shares	48,588	48,533	48,455	48,545

Antidilutive securities excluded from computation of earnings per share	—	—	121	—

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.28	$0.82	$(0.87)	$1.53
Diluted	$0.28	$0.82	$(0.87)	$1.52

Note 12 - Commitments and Contingencies

Financial Instruments

The Company maintained standby letters of credit (LOC) totaling $4.2 million at February 29, 2020 that were issued under our Revolving Credit Facility.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

Egg Antitrust Litigation

On September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The cases were consolidated into In re: Processed Egg Products Antitrust Litigation, No. 2:08-md-02002-GP, in the United States District Court for the Eastern District of

Index
Pennsylvania (the “District Court”), in three groups of cases - the “Direct Purchaser Putative Class Action”, the “Indirect Purchaser Putative Class Action” and the “Non-Class Cases.” As previously reported, the Company settled all of the Direct Purchaser Putative Class Action cases and the Indirect Purchaser Putative Class Action cases, and all Non-Class cases except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). In addition, as previously reported, on October 24, 2019, the Company entered into a confidential settlement agreement with The Kellogg Company dismissing all claims against the Company for an amount that does not have a material impact on the Company’s financial condition or results of operations. On November 11, 2019, a stipulation for dismissal was filed with the court, but the court has not yet entered a judgment on the filing. The remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., and Nestle USA, Inc. (“Egg Products Plaintiffs”). The Egg Products Plaintiffs seek treble damages and injunctive relief under the Sherman Act and are attacking certain features of the UEP animal-welfare guidelines and program used by the Company and many other egg producers. On July 2, 2019 the Egg Products Plaintiffs filed a motion to remand, and on September 13, 2019 the case was remanded to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al v. United Egg Producers, Inc. et al, No. 1:11-cv-08808 (DP), where it was initially filed, for trial. The Illinois court has not issued a case management order or any other directive.

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

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of the COVID-19 pandemic, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and other projected operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual outcomes or results could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for fiscal year 2019, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, (vi) risks relating to the evolving COVID-19 pandemic, and (vii) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

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

Index
Our operating results are directly tied to egg prices, which are highly volatile and subject to wide fluctuations, and are outside of our control. For example, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs (“UB southeastern large index”) in the current fiscal year 2020 ranged from a low of $0.64 in July to a high of $3.18 as of March 27, 2020.  The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance.  As a result, our financial results from year to year may vary significantly.   Shorter term, retail sales of shell eggs historically have been greatest during the fall and winter months and lowest during the summer months.  Prices for shell eggs fluctuate in response to seasonal factors and a natural increase in shell egg production in the spring and early summer.  Historically, shell egg prices have increased with the start of the school year and are highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter.  Consequently, we generally experience lower sales and net income in our first and fourth fiscal quarters. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

For the third quarter, the average UB southeastern large index price was down 13.8% compared with the prior-year period. At the same time our net average selling price for all shell eggs for the thirteen weeks ended February 29, 2020 was down 10.0% to $1.236 compared to $1.373 for the corresponding period of fiscal 2019. During the third quarter and year-to-date periods ended February 29, 2020, an oversupply of eggs negatively affected the price of non-specialty eggs and demand for specialty eggs was negatively impacted by the low non-specialty egg prices. However, hen numbers, as reported by the USDA Chickens and Eggs report on March 23, 2020, were 330.0 million, which is 11.8 million less hens than reported a year ago. The USDA also reported that hatch rates decreased 4.95 percent for the last three consecutive months through February 2020, including a 8.0 percent decrease in February, as compared to the same period in the prior year. Since the end of the third quarter, market prices have moved significantly higher to record levels, and we expect to see continued price volatility through the end of our fiscal year.

Since January 2020, the coronavirus (COVID-19) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets, intensifying in recent weeks. Since the beginning of our 2020 fourth fiscal quarter, demand for eggs and egg prices have risen as consumers purchased more eggs in anticipation of preparing more meals at home and related to consumer response to the pandemic. We discuss the pandemic and potential future implications of the pandemic in this report; however, the pandemic is an evolving and challenging situation and its impact on our business in the future is uncertain.

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

Additionally, several states have now passed or proposed minimum space and/or cage-free requirements. Specifically, California passed Proposition 12 in November 2018, which provides for minimum space requirements per hen beginning in 2020 and mandates all eggs or egg products sold in California must be cage-free by 2022. Subsequently, Washington and Oregon have passed laws requiring cage-free hen housing by 2024, and Massachusetts, Rhode Island and Michigan have similar laws defining space requirements or other restrictions on cages. These states represent approximately 21.1% of the U.S. total population according to the U.S. Census Bureau. While our direct sales into these states have not been material, these laws will affect sourcing, production and pricing of eggs (conventional as well as specialty) not only within these states, but also in other areas of the country.

Our growth strategy is focused on remaining a low-cost provider of shell eggs located near our customers. In light of the increased demand for cage-free eggs, we intend to continue to closely evaluate the need to expand through

Index
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

For the thirteen weeks ended and February 29, 2020 and March 2, 2019, we produced approximately 88% and 82% of the total number of shell eggs we sold, respectively. Approximately 9% of such production was provided by contract producers who utilize their facilities in the production of shell eggs by layers owned by us compared to 10% in the same period in the prior year. We own the shell eggs produced under these arrangements.

Our cost of production is materially affected by feed costs.  Feed costs averaged 55.7% and 56.8% of our total farm egg production cost for the thirteen weeks ended February 29, 2020 and March 2, 2019, respectively. Changes in market prices for corn and soybean meal, the primary ingredients in the feed we use, result in changes in our cost of goods sold.   The cost of feed ingredients, which are commodities, are subject to factors over which we have little or no control such as volatile price changes caused by weather, size of harvest, transportation, storage costs, demand, and the agricultural and energy policies of the U.S. and foreign governments. According to USDA reports, current supplies of corn and soybeans are favorable heading into the 2020 planting season, and we believe we will continue to have an adequate supply of both grains. However, current ongoing uncertainties and supply chain disruptions related to the COVID-19 outbreak and geopolitical issues surrounding trade agreements and international tariffs could create more price volatility in the future.

Looking ahead into the fourth quarter of fiscal 2020 and fiscal 2021, we believe we are taking all reasonable precautions in the management of our operations in response to the outbreak of COVID-19. To date, Cal-Maine Foods facilities are operating normally, and we have not experienced any supply chain or delivery disruptions. Our top priority is the health and safety of our employees, who work hard every day to produce eggs for our customers. As part of the nation’s food supply, we work in a critical infrastructure industry, and we have a special responsibility to maintain our normal work schedule. As such, we are in daily communications with our managers across our operations and continue to closely monitor the situation in the communities where we live and work. We are following published guidelines by the Centers for Disease Control (CDC) and other government health agencies in implementing procedures to protect our employees, and we have strict sanitation protocols and biosecurity measures in place throughout our operations with restricted access to visitors. All non-essential corporate travel has been suspended. Fortunately, there are no known indications that COVID-19 affects hens or can be transferred through the food supply, and we remain focused on meeting the current high demand for eggs.

Index
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		39 Weeks Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.6%	78.5%	93.5%	80.6%
Gross profit	14.4%	21.5%	6.5%	19.4%
Selling, general and administrative	12.8%	11.7%	14.7%	12.4%
(Gain) loss on disposal of fixed assets	0.1%	(0.2)%	0.1%	(0.1)%
Operating income (loss)	1.5%	10.0%	(8.3)%	7.1%
Total other income, net	3.7%	4.0%	1.9%	2.1%
Income (loss) before income taxes and noncontrolling interest	5.2%	14.0%	(6.4)%	9.2%
Income tax (benefit) expense	1.2%	3.5%	(1.7)%	2.2%
Net income (loss) before noncontrolling interest	4.0%	10.5%	(4.7)%	7.0%
Less: Income (loss) attributable to noncontrolling interest	—%	—%	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	4.0%	10.5%	(4.7)%	6.9%

NET SALES

Net sales for the thirteen weeks ended February 29, 2020 were $345.6 million, a decrease of $38.4 million, or 10.0%, compared to net sales of $384.0 million for the thirteen weeks ended March 2, 2019. The decrease was primarily due to a 10.0% decrease in egg selling prices. The net average selling price per dozen of shell eggs was $1.236 for the thirteen weeks ended February 29, 2020, compared to $1.373 for the thirteen weeks ended March 2, 2019. The 10.0% decrease in average selling price accounted for a $37.2 million decrease in net sales.

Net shell egg sales of $336.4 million and $374.5 million made up approximately 97.3% and 97.5% of net sales for the thirteen weeks ended February 29, 2020 and March 2, 2019, respectively.  Dozens sold for the thirteen weeks ended February 29, 2020 were 271.3 million, a 0.2% decrease from 271.8 million dozen for the same period of fiscal 2019. The total volume decrease for the thirteen weeks ended February 29, 2020 accounted for a $653 thousand decrease in net sales.

Index
During the second quarter of fiscal 2020, we lost a portion of our of non-specialty eggs sales to a major customer in the Southeast region, representing 4.6 percent of total shell egg dozens and 6.1 percent of non-specialty egg dozens for fiscal 2019. For the third quarter of fiscal 2020, the volume decreased by 4.8 percent of total shell egg dozens and 6.4 percent of non-specialty shell egg dozens due to the loss of the business. However, we expect our new capacity additions and our previously disclosed plans to decommission some older, less efficient facilities will help optimize our operations, improve our sales mix, and better align our production and sales within the region.

The recent acquisition of Mahard had a positive impact on our non-specialty shell egg volumes and continued growth of our customer base. For the third quarter of fiscal year 2020, the volume of total shell egg dozens increased by 4.5 percent and the volume of non-specialty shell egg dozens increased by 5.9 percent due to the acquisition. Furthermore, the acquisition has opened up opportunities for streamlining aspects of our operations which will reduce costs and create efficiencies as we integrate Mahard into our operations.

Egg products accounted for 2.7% and 2.5% of net sales for the thirteen weeks ended February 29, 2020 and March 2, 2019, respectively. These revenues were $9.2 million for the thirteen weeks ended February 29, 2020, compared to $9.5 million for the thirteen weeks ended March 2, 2019, primarily due to lower prices.

Net sales for the thirty-nine weeks ended February 29, 2020 were $898.3 million, a decrease of $182.3 million, or 16.9%, compared to net sales of $1,080.6 million for the thirty-nine weeks ended March 2, 2019. The decrease was primarily due to a 16.8% decrease in egg selling prices. The net average selling price per dozen of shell eggs was $1.107 for the thirty-nine weeks ended February 29, 2020, compared to $1.331 for the thirty-nine weeks ended March 2, 2019. The 16.8% decrease in average selling price accounted for a $175.6 million decrease in net sales.

Net shell egg sales of $874.1 million and $1,048.0 million made up approximately 97.3% and 97.0% of net sales for the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively.  Dozens sold for the thirty-nine weeks ended February 29, 2020 were 786.7 million, a 0.3% increase from 784.1 million dozen for the same period of fiscal 2020. The volume increase accounted for a $2.9 million increase in net sales.

Egg products accounted for 2.7% and 3.0% of net sales for the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively. These revenues were $24.2 million for the thirty-nine weeks ended February 29, 2020, compared to $32.7 million for the thirty-nine weeks ended March 2, 2019, primarily due to lower prices.

Index
The table below represents an analysis of our non-specialty and specialty shell egg sales (in thousands, except percentage data).  Following the table is a discussion of the information presented in the table.

	13 Weeks Ended				39 Weeks Ended
	February 29, 2020		March 2, 2019		February 29, 2020		March 2, 2019
Total net sales	$345,588		$383,992		$898,276		$1,080,616

Non-specialty	210,329	62.5%	234,960	62.7%	518,898	59.4%	659,446	62.9%
Specialty	117,672	35.0%	131,120	35.0%	332,092	38.0%	364,222	34.8%
Co-pack specialty	7,347	2.2%	7,052	1.9%	20,026	2.3%	20,055	1.9%
Egg sales, net	335,348	99.7%	373,132	99.6%	871,016	99.7%	1,043,723	99.6%
Other	1,028	0.3%	1,340	0.4%	3,050	0.3%	4,237	0.4%
Net shell egg sales	$336,376	100.0%	$374,472	100.0%	$874,066	100.0%	$1,047,960	100.0%

Net shell egg sales as a percent of total net sales	97.3%		97.5%		97.3%		97.0%

Dozens sold:
Non-specialty	205,307	75.7%	201,179	74.0%	599,788	76.2%	585,741	74.7%
Specialty	62,355	23.0%	67,093	24.7%	176,982	22.5%	188,224	24.0%
Co-pack specialty	3,615	1.3%	3,533	1.3%	9,957	1.3%	10,163	1.3%
Total dozens sold	271,277	100.0%	271,805	100.0%	786,727	100.0%	784,128	100.0%

Net average selling price per dozen:
Non-specialty	$1.024		$1.168		$0.865		$1.126
Specialty	$1.887		$1.954		$1.876		$1.935
All shell eggs	$1.236		$1.373		$1.107		$1.331

Non-specialty shell eggs include all shell egg sales not specifically identified as specialty or co-pack specialty shell egg sales.   This market is characterized by an inelasticity of demand. Small increases or decreases in production or demand can have a large positive or adverse effect on selling prices.  Comparing the thirteen weeks ended February 29, 2020 and March 2, 2019, non-specialty egg dozens sold increased 2.1% and the average selling price decreased 12.3% to $1.024 from $1.168. Comparing the thirty-nine weeks ended February 29, 2020 and March 2, 2019, non-specialty shell egg dozens sold increased 2.4% and the average selling price decreased 23.2% to $0.865 from $1.126.

Specialty shell eggs, which include nutritionally enhanced, cage-free, organic, and brown eggs continue to make up a large portion of our total shell egg revenue and dozens sold.  Specialty egg retail prices are less cyclical than non-specialty shell egg prices and are generally higher due to consumer willingness to pay for the perceived benefits from these products.  For the thirteen weeks ended February 29, 2020 and March 2, 2019, specialty shell egg dozens sold decreased 7.1%, and the average selling price decreased 3.4% to $1.887 from $1.954. For the thirty-nine weeks ended February 29, 2020, specialty shell egg dozens sold decreased 6.0% and the average selling price decreased 3.0% to $1.876 from $1.935 compared to the same period of fiscal 2019. In both the third quarter and year-to-date fiscal 2020 periods, specialty egg volumes were affected by the significant price differential between non-specialty and specialty eggs.

Index
Co-pack specialty shell eggs are sold primarily through co-pack arrangements, a common practice in the industry whereby production and processing of certain products is outsourced to another producer.  Co-pack specialty shell eggs sold during the thirteen weeks ended February 29, 2020 and March 2, 2019 were 3.6 million and 3.5 million dozen, respectively, which represented 1.3% of total dozens sold for those periods. Co-pack specialty shell eggs sold during the thirty-nine weeks ended February 29, 2020 and March 2, 2019 were 10.0 million and 10.2 million dozen, respectively, which represented 1.3% of total dozens sold for those periods.

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

For the third quarter of fiscal 2020, egg product sales were $9.2 million, a decrease of $308 thousand, or 3.2%, compared to $9.5 million for the same period of fiscal 2019. Pounds sold for the thirteen weeks ended February 29, 2020 were 17.8 million, an increase of 3.2 million, or 21.5%, compared to the same period of fiscal 2019. The selling price per pound for the thirteen weeks ended February 29, 2020 was $0.517 compared to $0.650 for the same period of fiscal 2019, a decrease of $0.133 or 20.5%.

For the thirty-nine weeks ended February 29, 2020, egg product sales were $24.2 million, a decrease of $8.4 million, or 25.9%, compared to $32.7 million for the same period of fiscal 2019. Pounds sold for the thirty-nine weeks ended February 29, 2020 were 51.1 million, an increase of 5.9 million, or 13.1%, compared to the same period of fiscal 2019. The selling price per pound for the thirty-nine weeks ended February 29, 2020 was $0.474 compared to $0.725 for the same period of fiscal 2019, a decrease of $0.251 or 34.6%.

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
໿
໿
໿
໿

	13 Weeks Ended			39 Weeks Ended
	February 29, 2020	March 2, 2019	Percent Change	February 29, 2020	March 2, 2019	Percent Change
Cost of Sales:
Farm production	$172,525	$162,595	6.1%	$499,840	$473,655	5.5%
Processing, packaging, and warehouse	60,186	57,126	5.4%	170,998	167,181	2.3%
Egg purchases and other (including change in inventory)	56,179	74,295	(24.4)%	146,754	205,096	(28.4)%
Total shell eggs	288,890	294,016	(1.7)%	817,592	845,932	(3.4)%
Egg products	6,870	7,443	(7.7)%	19,687	23,881	(17.6)%
Other	—	92	(100.0)%	2,919	698	318.0%
Total	$295,760	$301,551	(1.9)%	$840,198	$870,511	(3.5)%

Farm production cost (per dozen produced)
Feed	$0.406	$0.421	(3.6)%	$0.411	$0.416	(1.2)%
Other	$0.323	$0.320	0.9%	$0.328	$0.316	3.8%
Total	$0.729	$0.741	(1.6)%	$0.739	$0.732	1.0%

Outside egg purchases (average cost per dozen)	$1.23	$1.30	(5.4)%	$1.12	$1.31	(14.5)%

Dozen produced	239,072	222,213	7.6%	684,837	654,380	4.7%
Dozen sold	271,278	271,805	(0.2)%	786,728	784,128	0.3%

Cost of sales for the third quarter of fiscal 2020 was $295.8 million, a decrease of $5.8 million, or 1.9%, from $301.6 million for the same period of fiscal 2019. This decrease was primarily driven by the decrease in the volume of outside egg purchases as well as a slight decrease in the cost of these purchases. Farm production costs for the thirteen weeks ended February 29, 2020 was $172.5 million, compared to $162.6 million for the comparable period of fiscal 2019, an increase of $9.9 million, which is primarily due to an increase in production volume and an accelerated amortization expense associated with selling flocks early due to market conditions. Dozens produced increased by 7.6% compared to the same period of fiscal 2019. Feed cost per dozen for the thirteen weeks ended February 29, 2020, was $0.406, compared to $0.421 per dozen for the comparable period of fiscal 2019, a decrease of 3.6%. Other farm production cost per dozen produced increased 0.9% to $0.323 for the thirteen weeks ended February 29, 2020, compared to $0.320 for the same period of last year.

Index
Cost of sales for the thirty-nine weeks ended February 29, 2020 was $840.2 million, a decrease of $30.3 million, or 3.5%, from $870.5 million for the same period of fiscal 2019. This decrease was primarily driven by the decrease in both volume and a 15% decrease in the cost of outside egg purchases. Farm production costs for the thirty-nine weeks ended February 29, 2020 was $499.8 million, compared to $473.7 million for the comparable period of fiscal 2019, an increase of $26.2 million, which is primarily due to increased production volume and an accelerated amortization expense associated with selling flocks early due to market conditions, and higher labor costs. Dozens produced increased by 4.7% compared to the same period of fiscal 2019. Feed cost per dozen for the thirty-nine weeks ended February 29, 2020, was $0.411, compared to $0.416 per dozen for the comparable period of fiscal 2019, a decrease of 1.2%. Other farm production cost per dozen produced increased 3.8% to $0.328 for the thirty-nine weeks ended February 29, 2020, compared to $0.316 for the same period of last year.

Included in cost of sales for the thirty-nine weeks ended February 29, 2020 is a non-cash impairment loss on fixed assets of $2.9 million related to decommissioning some of our older, less efficient production facilities as we continue to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Gross profit for the third quarter of fiscal 2020 was $49.8 million compared to $82.4 million for the same period of fiscal 2019. For the thirty-nine weeks ended February 29, 2020, gross profit decreased to $58.1 million from $210.1 million for the same period of fiscal 2019. This decrease for both periods, was primarily due to the significant drop in market prices, which we believe reflected the unfavorable supply and demand balance during the periods.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our selling, general, and administrative expenses (in thousands).

	13 Weeks Ended
	February 29, 2020	March 2, 2019	$ Change	% Change
Specialty egg expense	$12,581	$14,218	$(1,637)	(11.5)%
Delivery expense	13,309	13,442	(133)	(1.0)%
Payroll, taxes and benefits	10,639	10,674	(35)	(0.3)%
Stock compensation expense	886	866	20	2.3%
Other expenses	6,816	5,809	1,007	17.3%
Total	$44,231	$45,009	$(778)	(1.7)%

For the thirteen weeks ended February 29, 2020, selling, general, and administrative expense was $44.2 million compared to $45.0 million for the thirteen weeks ended March 2, 2019. Specialty egg expense decreased $1.6 million, or 11.5%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 7.1% for the thirteen weeks ended February 29, 2020.

Other expenses increased $1.0 million or 17.3% compared to same period in fiscal 2019. This increase is primarily due to increased property and casualty insurance premiums.

Index

	39 Weeks Ended
	February 29, 2020	March 2, 2019	$ Change	% Change
Specialty egg expense	$35,995	$40,973	$(4,978)	(12.1)%
Delivery expense	39,341	40,145	(804)	(2.0)%
Payroll, taxes and benefits	31,391	31,695	(304)	(1.0)%
Stock compensation expense	2,680	2,620	60	2.3%
Other expenses	23,027	19,317	3,710	19.2%
Total	$132,434	$134,750	$(2,316)	(1.7)%

For the thirty-nine weeks ended February 29, 2020, selling, general, and administrative expense was $132.4 million compared to $134.8 million for the thirty-nine weeks ended March 2, 2019. Specialty egg expense decreased $5.0 million, or 12.1%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which decreased 6.0% for the thirty-nine weeks ended February 29, 2020. Advertising expense, which is a component of specialty egg expense, also contributed to the decrease in specialty egg expense for the thirty-nine weeks ended February 29, 2020.

Other expenses increased $3.7 million or 19.2% compared to same period in fiscal 2019. This increase is primarily due to increased property and casualty insurance premiums and an increase in charitable donations.

OPERATING INCOME (LOSS)

For the thirteen weeks ended February 29, 2020, we recorded an operating income of $5.2 million compared to operating income of $38.2 million for the same period of fiscal 2019.

For the thirty-nine weeks ended February 29, 2020, we recorded an operating loss of $74.8 million compared to an operating income of $76.2 million for the same period of fiscal 2019.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of unconsolidated entities, and patronage income, among other items.

For the thirteen weeks ended February 29, 2020, we earned $880 thousand of interest income compared to $2.1 million for the same period of fiscal 2019. The decrease resulted from by significantly lower investment balances, partially offset by higher interest rates. The Company recorded interest expense of $77 thousand and $115 thousand for the thirteen weeks ended February 29, 2020 and March 2, 2019, respectively.

For the thirty-nine weeks ended February 29, 2020, we earned $3.9 million of interest income compared to $5.8 million for the same period of fiscal 2019. The decrease resulted from significantly lower investment balances, partially offset by higher interest rates. The Company recorded interest expense of $258 thousand and $358 thousand for the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively.

Patronage dividends, which represent distributions from our membership in Eggland’s Best, Inc. were $10.1 million for the thirteen and thirty-nine weeks ended February 29, 2020 and $10.5 million for the same periods in the prior year. Patronage dividends are paid once a year based on profits of Eggland's best as well as their available cash.

Index
Equity in income of unconsolidated entities for the thirteen weeks ended February 29, 2020 was income of $1.4 million compared to income of $2.1 million for the same period of fiscal 2019. The decrease of $666,000 is primarily due to the decrease in egg selling prices impacting the profitability of our joint ventures.

Equity in income of unconsolidated entities for the thirty-nine weeks ended February 29, 2020 was a income of $537 thousand compared to income of $4.4 million for the same period of fiscal 2019. The decrease of $3.9 million is primarily due to the decrease in egg selling prices impacting the profitability of our joint ventures..

Other, net for the thirteen weeks ended February 29, 2020, was income of $79 thousand compared to income $147 thousand for the same period of fiscal 2019.

Other, net for the thirty-nine weeks ended February 29, 2020, was income of $1.9 million compared to income $372 thousand for the same period of fiscal 2019, primarily driven by realized and unrealized gains in equity securities.

INCOME TAXES

For the thirteen weeks ended February 29, 2020, pre-tax income was $18.0 million compared to $53.5 million pre-tax income for the same period of fiscal 2019. For thirteen weeks ended February 29, 2020, income tax expense of $4.3 million was recorded with an effective tax rate of 23.7%, compared to income tax expense of $13.6 million for the comparable period of fiscal 2019, which reflects an effective tax rate of 25.5%.

For the thirty-nine weeks ended February 29, 2020, pre-tax loss was $57.5 million compared to $98.7 million pre-tax income for the same period of fiscal 2019. For thirty-nine weeks ended February 29, 2020, income tax benefit of $15.4 million was recorded, with an effective tax rate of 26.7%, compared to income tax expense of $24.1 million for the comparable period of fiscal 2019, which reflects an effective tax rate of 24.4%.

At February 29, 2020, trade and other receivables included income taxes receivables of $11.6 million compared to $9.7 million at June 1, 2019.

Our effective rate differs from the federal statutory income tax rate due to state income taxes and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income and net income or loss attributable to noncontrolling interest.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

For the thirteen weeks ended February 29, 2020, net income attributable to noncontrolling interest was $22 thousand compared to $88 thousand net income for the same period of fiscal 2019.

For the thirty-nine weeks ended February 29, 2020, net loss attributable to noncontrolling interest was $64 thousand compared to $625 thousand net income for the same period of fiscal 2019.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the thirteen weeks ended February 29, 2020 was $13.7 million, or $0.28 per basic and diluted share, compared to net income of $39.8 million, or $0.82 per basic and diluted share for the same period of last fiscal year.

Net loss for the thirty-nine weeks ended February 29, 2020 was $42.1 million, or $0.87 per basic and diluted share, compared to net income of $74.0 million, or $1.53 per basic and $1.52 per diluted share for the same period of last fiscal year.

Index
CAPITAL RESOURCES AND LIQUIDITY

Our working capital at February 29, 2020 was $355.7 million, compared to $492.8 million at June 1, 2019. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 4.97 at February 29, 2020, compared with 7.58 at June 1, 2019.

During the second quarter of fiscal 2020, we retired all outstanding long-term debt. As such there is no long-term debt at February 29, 2020, compared to $1.5 million at June 1, 2019. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of February 29, 2020, no amounts were borrowed under the Revolving Credit Facility. We have $4.2 million in outstanding standby letters of credit, which were issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Note 8 of our June 1, 2019 audited financial statements for further information regarding our long-term debt.

For the thirty-nine weeks ended February 29, 2020, $36.5 million in net cash was used in operating activities, compared to $94.6 million provided by operating activities for the comparable period in fiscal 2019.   A decrease in egg selling prices which resulted in a net loss contributed to our decrease in cash flow from operations. Other adjustments, net decreased primarily due to the large increase in trade receivable balances.

For the thirty-nine weeks ended February 29, 2020, $181.5 million was provided from the sale and maturity of investment securities compared to $160.2 million for the thirty-nine weeks ended March 2, 2019. We used $12.1 million and $122.2 million to purchase investment securities for the thirty-nine weeks ended February 29, 2020 and March 2, 2019, respectively. The net decrease in investment securities funded negative cash flows from operations as well as ongoing construction projects and the acquisition of Mahard.

We did not invest additional resources in our unconsolidated entities during the thirty-nine weeks ended February 29, 2020 compared to $4.3 million for the same period fiscal 2019.  We continue to invest in our facilities as $94.6 million was used to purchase property, plant and equipment for the thirty-nine weeks ended February 29, 2020 compared to $36.8 million in the thirty-nine weeks ended March 2, 2019.  We used $44.5 million for the previously disclosed acquisition of Mahard in the second quarter of fiscal 2020 and $17.9 million for the acquisition of Featherland Egg Farm, Inc. in the second quarter of fiscal 2019. We received $6.1 million in distributions from unconsolidated entities during the thirty-nine weeks ended February 29, 2020 compared to $6.5 million for the same period fiscal 2019. We used $1.6 million for principal payments on long-term debt and finance leases compared to $3.0 million for the same period of fiscal 2019. We did not pay any dividends during thirty-nine weeks ended February 29, 2020 compared to $28.5 million for the same period of last fiscal year.

As of February 29, 2020, cash decreased $1.5 million since June 1, 2019 compared to an increase of $48.9 million during the same period of fiscal 2019.

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

Index
million of its capital stock in any year provided there is no default under the credit agreement and the borrower has availability of at least $20.0 million under the Revolving Credit Facility.

We continue to monitor the increasing demand for cage-free, organic and other specialty eggs in order to meet our customer's needs. We have invested over $344 million in facilities, equipment and related operations to expand our cage-free production starting with our first facility in 2008. The following table represents current material construction projects approved as of February 29, 2020 (in thousands):

Project(s) Type	Projected Completion	Projected Cost	Spent as of February 29, 2020	Remaining Projected Cost
Cage-Free Pullet Houses	Fiscal 2020	6,331	3,150	3,181
Convertible/Cage-Free Layer Houses & Pullet Houses	Fiscal 2021	31,701	17,457	14,244
Cage-Free Layer & Pullet Houses/Processing Facility	Fiscal 2022	87,204	28,793	58,411
		$125,236	$49,400	$75,836

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

Index
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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of February 29, 2020 at the reasonable assurance level.

Index
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in our Annual Report on Form 10-K for the year ended June 1, 2019, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements and Supplementary Data, Note 12: Contingencies, and in this Quarterly Report in Note 12: Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.

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

Events beyond our control such as pandemics (including the COVID-19 outbreak), extreme weather and natural disasters could negatively impact our business.

Since January 2020, the coronavirus (COVID-19) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets, intensifying in recent weeks. The potential impact of COVID-19 on our business in the future is uncertain. While we have seen near-term increases in demand for eggs and in egg prices related to consumer response to the pandemic, this may not continue. The pandemic, or similar disease outbreaks in the future, may depress demand for shell eggs due to quarantines or restrictions on public interactions that would limit the ability of consumers to purchase shell eggs. To date our facilities have been fully operational and we have not experienced any supply chain or delivery disruptions; however, this may not continue. If a significant percentage of our workforce, or the workforce of our suppliers or transportation providers, is unable to work because of illness or government restrictions related to the disease outbreak, our operations would be negatively impacted, potentially materially. Pandemics or disease outbreaks may also impact hens or the food supply, although to date, there is no known indication that COVID-19 affects hens or can be transferred through the food supply.

Fire, bioterrorism, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, decrease production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, discharges from overtopped or breached wastewater treatment lagoons, damage to our production and processing facilities, labor shortages or disruption of transportation channels, among other things. Any of these factors could have a material adverse effect on our financial results.

Index
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

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals and the Humane Society of the United States, to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. The standards change over time, but typically require minimum cage space for hens, among other requirements, and some of these groups have had successful legislative efforts to ban any form of caged housing in various states. In addition, in recent years, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to a cage-free egg supply chain by specified future dates.

Several states have passed minimum space and/or cage-free requirements for hens. For example, California passed Proposition 12 in November 2018, which provides for minimum space requirements per hen beginning in 2020 and mandates all eggs or egg products sold in California must be cage-free by 2022. Subsequently, Washington and Oregon have passed laws requiring cage-free hen housing by 2024. Massachusetts, Rhode Island and Michigan have passed laws establishing minimum space requirements for hens, which are being phased in over time. These laws affect sourcing, production and pricing of eggs (both conventional as well as specialty eggs) not only within these states but also in other areas of the country.

In response to the increase in demand for cage-free eggs, we increased capital expenditures to expand or convert our existing facilities based on a timeline designed to meet our customers’ current and anticipated needs. In addition, the ongoing production of cage-free eggs is more costly than the production of conventional eggs. Changing our infrastructure and operating procedures to conform to the new customer demands and new laws has resulted and will continue to result in additional costs, including capital and operating cost increases. We may not be able to pass on these costs to our customers. Our customers typically do not commit to long-term purchases of specific quantities or type of eggs with us, and as a result, we cannot predict with any certainty which types of eggs they will require us to supply in future periods. Accordingly, we may over-estimate future demand for cage-free eggs, which could increase our costs unnecessarily, or we may under-estimate future demand for cage free eggs, which could harm us competitively. We are enhancing our focus on cage-free capacity when considering acquisition opportunities, as discussed in more detail below.

Our growth strategy subjects us to various risks.

We plan to continue to pursue a growth strategy that includes acquisitions of other companies engaged in the production and sale of shell eggs. We consider many factors when evaluating an acquisition opportunity, including proximity to our existing and potential customers, market share, and any costs we deem necessary to improve production at the acquired facilities and integrate them into our operations. We intend to continue to expand through selective acquisitions while monitoring the market demand for cage-free eggs and expending capital resources necessary to construct and convert farms to cage-free when necessary to meet our customers' needs and timeline.

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

Index
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table is a summary of our third quarter 2020 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
12/1/19 to 12/28/19	—	$—	—	—
12/29/19 to 01/25/20	22,639	39.26	—	—
01/26/20 to 02/29/20	—	—	—	—
	22,639	$39.26	—	—

(1) As permitted under our 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

Index
ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
99.1	Press release dated March 30, 2020 announcing interim period financial information (incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K, filed on March 30, 2020)
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	March 30, 2020	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	March 30, 2020	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿