Form 10-K
period 2020-05-30
CAL-MAINE FOODS INC
filed 2020-07-20
CIK 16160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended   May 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-38695

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0500378
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3320 Woodrow Wilson Ave, Jackson, Mississippi 39209
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value, as reported by The NASDAQ Global Select Market, of the registrant’s Common Stock, $0.01 par value, held by non-affiliates at November 30, 2019, which was the date of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,372,892,856.

As of July 20, 2020, 43,500,718 shares of the registrant’s Common Stock, $0.01 par value, and 4,800,000 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2020 annual meeting of stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I.

FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of the COVID-19 pandemic, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and projected operating data, results of operations and financial condition. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Item 1A and elsewhere in this report as well as those included in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) (including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, (vi) risks relating to the evolving COVID-19 pandemic, and (vii) adverse results in pending litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

ITEM 1. BUSINESS

Our Business

We are the largest producer and distributor of shell eggs in the United States. Our mission is to be the most sustainable producer and reliable supplier of consistent, high quality fresh shell eggs and egg products in the country, demonstrating a "Culture of Sustainability" in everything we do, and creating value for our shareholders, customers, team members and communities. We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. and aim to maintain efficient, state-of-the-art operations located close to our customers. We were founded in 1957 by the late Fred R. Adams, Jr. and are headquartered in Jackson, Mississippi.

The Company has one operating segment, which is the production, grading, packaging, marketing and distribution of shell eggs. Our integrated operations consist of hatching chicks, growing and maintaining flocks of pullets, layers, and breeders, manufacturing feed, and producing, processing, packaging, and distributing shell eggs. Layers are mature female chickens, pullets are female chickens usually under 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks.

Many of our customers rely on us to provide most of their shell egg needs, including specialty and conventional eggs. Specialty eggs encompass a broad range of products. We classify nutritionally enhanced, cage-free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as conventional products. While we report separate sales information for these egg types, there are many cost factors that are not specifically available for conventional or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

Over time, we have acquired other companies in our industry. Since 1989, we have completed 22 acquisitions ranging in size from 160 thousand layers to 7.5 million layers. In October 2019, we acquired certain assets of Mahard Egg Farm, relating to its commercial shell egg production, processing, distribution and sales. Effective March 28, 2020, we acquired the remaining interest in our majority-owned subsidiary Texas Egg Products, LLC. For further description of these transactions, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 2 - Acquisitions.

When we use “we,” “us,” “our,” or the “Company” in this report, we mean Cal-Maine Foods, Inc., our consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Our fiscal year 2020 ended May 30, 2020, and the first three fiscal quarters of fiscal 2020 ended August 31, 2019, November 30, 2019, and February 29, 2020. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

Response to the COVID-19 Pandemic

Since early 2020, the coronavirus ("COVID-19") outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. We believe we are taking all reasonable precautions in the management of our operations in response to the COVID-19 pandemic. Our top priority is the health and safety of our employees, who work hard every day to produce eggs for our customers. As part of the nation's food supply, we work in a critical infrastructure industry, and we believe we have a special responsibility to maintain our normal work schedule. As such, we are in regular communication with our managers across our operations and continue to closely monitor the situation in our facilities and in the communities where we live and work. We are implementing procedures designed to protect our employees, taking into account guidelines published by the Centers for Disease Control and other government health agencies, and we have strict sanitation protocols and biosecurity measures in place throughout our operations with restricted access to visitors. All non-essential corporate travel has been suspended. There are no known indications that COVID-19 affects hens or can be transferred through the food supply. For discussion regarding the impact of COVID-19 on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Background

According to the U.S. Department of Agriculture (“USDA”) Agricultural Marketing Service in 2019, approximately 70% of eggs produced in the U.S. are sold as shell eggs, with 60% sold to retail outlets (e.g. through grocery and convenience stores), 7% sold to food service customers and 3% exported. The remaining 30% of eggs produced in the U.S. are sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions (e.g. companies producing baked goods). For information about egg producers in the U.S., see “Competition” below.

Based on historical consumption trends, we believe general demand for eggs increases in line with overall population growth, averaging about 2% per year. Specific events can impact egg consumption in any particular period. For example, in 2015, egg consumption decreased approximately 4% over the prior year primarily due to a shortage of eggs resulting from an outbreak of avian influenza ("AI") in the spring of that year.  In 2016, consumption rebounded increasing 7% over 2015 and 3% over the pre-shortage level of 2014. According to the USDA, annual per capita U.S. consumption since 2000 varied between 249 and 287 eggs. In calendar year 2019, per capita U.S. consumption was estimated to be 287 eggs, or approximately six eggs per person per week. Per capita consumption is determined by dividing the total supply of eggs by the entire population in the U.S. (assuming all eggs produced domestically by the egg industry are consumed).

Prices for Shell Eggs

Shell egg sales prices are a critical component of revenue for the Company. Shell egg prices are volatile, cyclical, and impacted by a number of factors, including consumer demand, seasonal fluctuations, disease, and by the number and productivity of laying hens in the U.S. While we use several different pricing mechanisms in pricing agreements with our customers, we believe the majority of conventional shell eggs sold in the U.S. in the retail and food service channels are sold at prices that take into account, in varying ways, independently quoted wholesale market prices as published by Urner Barry Publications, Inc. ("UB") for shell eggs. We sell the majority of our conventional shell eggs based formulas that take into account, in varying ways, independently quoted regional wholesale market prices for shell eggs or formulas related to our costs of production, which include the cost of corn and soybean meal. We do not sell eggs directly to consumers or set the prices at which eggs are sold to consumers.

As a point of reference, the weekly average price for the southeast region for large white conventional shell eggs as quoted by UB is shown below for the past three fiscal years along with the five year average price. The actual prices that we realize on any given transaction will not necessarily equal quoted market prices because of the individualized terms that we negotiate with individual customers which are influenced by many factors.

UB Southeast Region - Shell Eggs - White Large Price
$ per dozen
$3.00
$2.00
$1.00
Q1
Q2
Q3
Q4
FY 18
FY 19
FY 20
5 Yr Avg

Specialty eggs are sold at prices and terms negotiated directly with customers. Historically, prices for specialty eggs have experienced less volatility than prices for conventional shell eggs and have generally been higher due to consumer willingness to pay more for specialty eggs.

Feed Costs for Shell Egg Production

Feed is a primary cost component in the production of shell eggs and represented 55.4% of our farm production costs in fiscal 2020. Generally, we purchase primary feed ingredients, mainly corn and soybean meal, at current market prices. As the quality and composition of feed is a critical factor in the nutritional value of shell eggs and health of our chickens, we formulate and produce our own feed at our feed mills located near our production plants. Our annual feed requirements for fiscal 2020 were 1.7 million tons of finished feed, of which we manufactured 1.6 million tons. We currently have the capacity to store 152 thousand tons of corn and soybean meal.

The primary feed ingredients, corn and soybean meal, are commodities and are subject to volatile price changes due to weather, various supply and demand factors, transportation and storage costs, speculators, and agricultural, energy and trade policies in the U.S. and internationally. Feed grains are currently available from an adequate number of sources in the U.S. As a point of reference, a multi-year comparison of the monthly average of daily closing prices per Chicago Board of Trade are shown below for corn and soybean meal:
Shell Egg Production

We produced approximately 87% of our total shell eggs sold in fiscal 2020, with 91% of such production coming from company-owned facilities, and 9% from contract producers. Under a typical arrangement with a contract producer, we own the flock, furnish all feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their facilities and are paid a fee based on production with incentives for performance. We purchased approximately 13% of the total shell eggs we sold during fiscal 2020 from outside producers.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We produce the majority of our chicks in our own breeder farms and hatcheries in a computer-controlled environment and obtain the balance from commercial sources.

After the eggs are produced, they are graded and packaged. Substantially all of our farms have modern “in-line” facilities which mechanically gather, grade and package the eggs at the same location where they are laid. The in-line facilities generate significant cost savings compared to the cost of eggs produced from non-in-line facilities, which process eggs laid at another location and transported to the facility. In addition to greater efficiency, the in-line facilities produce a higher percentage of USDA Grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to our processing plants to be graded and packaged. Because shell eggs are perishable, we are not able to maintain large egg inventories. Our inventory averages four days of production over the course of a year. We believe our constant attention to production efficiencies and focus on automation throughout the supply chain enables us to be a low-cost supplier in our markets.

We do not use artificial hormones in the production of our eggs. Hormone use in the poultry and egg production industry has been effectively banned in the U.S. since the 1950s. We have an extensive written protocol that allows the use of medically important antibiotics only when animal health is at risk, consistent with guidance from the United States Food and Drug Administration ("FDA") and the Guidance for Judicious Therapeutic Use of Antimicrobials in Poultry, developed by the American Association of Avian Pathologists. When antibiotics are medically necessary, a licensed veterinary doctor will approve and administer approved doses for a restricted period. Our programs are designed to ensure antibiotics are ordered and used only when necessary and records of their usage – when and where – are maintained in order to monitor compliance with our protocols. We do not use antibiotics for growth promotion or performance enhancement.

Specialty Eggs

We are one of the largest producers and marketers of value-added specialty shell eggs in the U.S., which continues to be a significant and growing segment of the market. Specialty eggs are intended to meet the demands of consumers who are sensitive to environmental, health and/or animal welfare issues. A significant number of our food service customers, large restaurant chains, and major retailers, including our largest customers, have announced goals to offer cage-free eggs exclusively by specified future dates. Additionally, several states have passed legislation requiring cage-free eggs by specified future dates and other states are considering such requirements. We are working with our customers to ensure a smooth transition in meeting their goals. We have invested significant capital in recent years to acquire and construct cage-free facilities and facilities that can easily be converted to cage-free. Our focus for future expansion will be on such facilities, based on a timeline to meet our customers’ demand and evolving legal requirements.

Egg-Land’s Best® and Land O’ Lakes® branded eggs are produced and processed under license from Eggland's Best, Inc ("EB") at our facilities under EB guidelines. Land O’ Lakes® branded eggs are produced by hens that are fed a whole grain vegetarian diet. Farmhouse Eggs® brand eggs are produced at our facilities by cage-free hens that are provided with a vegetarian diet. We market organic, vegetarian, and omega-3 eggs under our 4-Grain® brand, which consists of both caged and cage-free eggs. We also produce, market, and distribute private label specialty shell eggs to several customers.

Egg Products

Egg products are shell eggs broken and sold in liquid, frozen, or dried form. We sell liquid and frozen egg products primarily to the institutional, food service, and food manufacturing sectors in the U.S. Our egg products are sold through our wholly owned subsidiaries American Egg Products, LLC located in Blackshear, Georgia and Texas Egg Products, LLC located in Waelder, Texas.

Summary of Conventional and Specialty Shell Egg and Egg Product Sales

The following table sets forth the contribution as a percentage of revenue and volumes of dozens sold of conventional and specialty shell egg and egg product sales for the following fiscal years:

	2020		2019		2018
	Revenue	Volume	Revenue	Volume	Revenue	Volume
Conventional Eggs	61.4%	76.1%	59.4%	74.9%	63.7%	75.2%

Specialty Eggs
Egg-Land’s Best®	19.2%	12.7%	19.9%	13.5%	18.2%	13.9%
Other Specialty Eggs	16.7%	11.2%	17.3%	11.6%	14.6%	10.9%
Total Specialty Eggs	35.9%	23.9%	37.2%	25.1%	32.8%	24.8%

Egg Products	2.3%		3.0%		2.9%

Marketing and Distribution

We sell most of our shell eggs in the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. through our extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores, companies servicing independent supermarkets in the U.S., food service distributors and egg product consumers. Some of our sales are completed through co-pack agreements – a common practice in the industry whereby production and processing of certain products is outsourced to another producer. Although we face intense competition from numerous other companies, we believe that we have the largest market share for the sale of shell eggs in the grocery segment including large U.S. food retailers.

We are a member of the EB cooperative and produce, market and distribute EB and Land O'Lakes branded eggs, both directly and through our joint ventures Specialty Eggs, LLC and Southwest Specialty Eggs, LLC, under exclusive license agreements for a number of states in the southeast, south central, and southwest U.S. as well as the New York City area.

The majority of eggs sold are based on the daily or short-term needs of our customers. Most sales to established accounts are on payment terms ranging from seven to 30 days. Although we have established long-term relationships with many of our customers, most of them are free to acquire shell eggs from other sources.

The shell eggs we sell are either delivered to our customers’ warehouse or retail stores, by our own fleet or contracted refrigerated delivery trucks, or are picked up by our customers at our processing facilities.

Customers

Our top three customers accounted for an aggregate of 51.1%, 52.2% and 51.7% of net sales dollars for fiscal 2020, 2019, and 2018, respectively. Our largest customer, Walmart Inc. (including Sam's Club), accounted for 32.1%, 33.7% and 33.2% for fiscal 2020, 2019, and 2018, respectively. H-E-B, LP accounted for 10.1% of net sales dollars for fiscal 2020.

In fiscal 2020, approximately 92% of our revenue related to sales to retail customers, 6% to sales to food service providers and 2% to egg products sales. Retail customers include primarily national and regional grocery store chains, club stores, and companies servicing independent supermarkets in the U.S. Food service customers include primarily companies that sell food products and related items to restaurants, healthcare and education facilities, and hotels.

Competition

The production, processing, and distribution of shell eggs is an intensely competitive business, which has traditionally attracted large numbers of producers. Shell egg competition is generally based on price, service, and product quality.

Although the market is sometimes characterized as consolidated, the shell egg production industry remains highly fragmented. According to Egg Industry magazine in its 2020 survey, 66 producers, owning at least 500 thousand layers, owned approximately 99% of total industry layers. The ten largest producers owned approximately 54% of total industry layers compared to 50% in 2015. We believe industry consolidation will continue, and we plan to capitalize on opportunities as they arise. We believe further concentration will result in reduced cyclicality of shell egg prices, but no assurance can be given in that regard. A continuation of this trend could create greater competition among fewer producers.

Seasonality

Retail sales of shell eggs historically have been highest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in egg production during the spring and early summer. Historically, shell egg prices tend to increase with the start of the school year and tend to be highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter. Consequently, and all other things being equal, we would expect to experience lower selling prices, sales volumes and net income (and may incur net losses) in our first and fourth fiscal quarters ending in August/September and May/June, respectively.

Growth Strategy

Our growth strategy is focused on remaining a low-cost provider of shell eggs located near our customers. In light of the growing customer demand and increased legal requirements for cage-free eggs, we intend to continue to closely evaluate the need to expand through selective acquisitions, with a priority on those that will facilitate our ability to expand our cage-free shell egg production capabilities in key locations and markets. We plan to continue to closely evaluate the need to continue to expand and convert our own facilities to increase production of cage-free eggs based on a timeline to meet the anticipated needs of our customers. As the ongoing production of cage-free eggs is more costly than the production of conventional eggs, aligning our cage-free production capabilities with changing demand for cage-free eggs is important to the success of our business.

Trademarks and License Agreements

We own the trademarks Farmhouse®, Sunups®, Sunny Meadow® and 4Grain®. We produce and market Egg-Land's Best® and Land O’ Lakes® branded eggs under license agreements with EB. We believe these trademarks and license agreements are important to our business.

Government Regulation

Our facilities and operations are subject to regulation by various federal, state, and local agencies, including, but not limited to, the FDA, USDA, Environmental Protection Agency ("EPA"), Occupational Safety and Health Administration ("OSHA") and corresponding state agencies or laws. The applicable regulations relate to grading, quality control, labeling, sanitary control and reuse or disposal of waste. Our shell egg facilities are subject to periodic USDA, FDA, EPA, and OSHA inspections. Our feed production facilities are subject to FDA regulation and inspections. We maintain our own inspection program to monitor compliance with our own standards and customer specifications. It is possible that we will be required to incur significant costs for compliance with such statutes and regulations. In the future, additional rules could be proposed that, if adopted, could increase our costs.

California, Colorado, Washington, Oregon, Massachusetts, Rhode Island and Michigan have passed minimum space and/or cage-free requirements, mandating the sale of only cage-free eggs in their states with implementation of these laws ranging from January 2022 to January 2026. These states represent approximately 23% of the U.S. total population according to the U.S. Census Bureau. Legislation is pending in Arizona and Hawaii for cage-free requirements. While our direct sales into these states have not been material, these laws will affect sourcing, production and pricing of eggs (conventional as well as specialty) as the national demand for cage-free production could be greater than the current supply which would increase the price of cage-free eggs, unless more cage-free production capacity is constructed. Likewise, the national supply for eggs from caged production could exceed consumer demand which would decrease the price of conventional eggs.

Environmental Regulation

Our operations and facilities are subject to various federal, state, and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal, and remediation of hazardous materials. Under these laws and regulations, we must obtain permits from governmental authorities, including, but not limited to, wastewater discharge permits. We have made, and will continue to make, capital and other expenditures relating to compliance with existing environmental, health and safety laws and regulations and permits. We are not currently aware of any major capital expenditures necessary to comply with such laws and regulations; however, as environmental, health and safety laws and regulations are becoming increasingly more stringent, including those relating to animal wastes and wastewater discharges, it is possible that we will have to incur significant costs for compliance with such laws and regulations in the future.

Employees

As of May 30, 2020, we had 3,636 employees, of whom 2,971 worked in egg production, processing and marketing, 198 worked in feed mill operations and 467 were administrative employees, including our executive officers.

Approximately 4.8% of our personnel are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Sustainability

We understand that a healthy environment and responsible management of our flocks and natural resources are vital to the production of high-quality eggs and egg products and therefore to the long-term success of our Company. We have engaged in agricultural production for more than 60 years. Our agricultural practices continue to evolve with increased focus on sustainability factors, aiming to meet the need for healthy, affordable foods for a growing population while sustaining natural resources to enable us to continue to meet this need for the future. In June 2020 we published our first Sustainability Overview, which is available on our website. Information contained in our website is not a part of this report.

Our Corporate Information

We maintain a website at www.calmainefoods.com where general information about our business and corporate governance matters is available. The information contained in our website is not a part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after we file them with the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information concerning corporate governance matters is also available on our website. Cal-Maine Foods, Inc. is a Delaware corporation, incorporated in 1969.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following is a description of the known factors that may materially affect our business, financial condition or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in making any investment decisions with respect to our securities. Additional risks or uncertainties that are not currently known to us, or that we are aware of but currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition or results of operations.

Market prices of wholesale shell eggs are volatile, and decreases in these prices can adversely impact our revenues and profits.

Our operating results are significantly affected by wholesale shell egg market prices, which fluctuate widely and are outside our control. As a result, our prior performance should not be presumed to be an accurate indication of future performance. Under certain circumstances, small increases in production, or small decreases in demand, within the industry might have a large adverse effect on shell egg prices. Low shell egg prices adversely affect our revenues and profits.

Market prices for wholesale shell eggs have been volatile and cyclical. Shell egg prices have risen in the past during periods of high demand such as the COVID-19 pandemic and periods when high protein diets are popular. Shell egg prices have also risen in the past during periods of constrained supply, such as the avian influenza outbreak in 2015, which we believe, based on published industry estimates, impacted approximately 12% of the national flock of laying hens. During times when prices are high, the egg industry has typically geared up to produce more eggs primarily by increasing the number of layers, ultimately resulting in an oversupply of eggs, which was subsequently followed by a period of lower prices.

As discussed above in Item 1. Business - Seasonality, seasonal fluctuations impact shell egg prices. Therefore, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

A decline in consumer demand for shell eggs can negatively impact our business.

We believe fast food restaurant consumption, high protein diet trends, industry advertising campaigns, and the improved nutritional reputation of eggs (related to better scientific understanding of the role of cholesterol in diets) have all contributed to shell egg demand. However, it is possible that the demand for shell eggs will decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of shell eggs, changes in consumer views regarding consumption of animal-based products, as well as movement away from high protein diets, could adversely affect demand for shell eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and increases in these costs can adversely impact our results of operations.

Feed cost represents the largest element of our shell egg (farm) production cost, ranging from 55% to 60% of total farm production cost in the last five fiscal years. Although feed ingredients are available from a number of sources, we do not have control over the prices of the ingredients we purchase, which are affected by weather, various supply and demand factors, transportation and storage costs, speculators, and agricultural, energy and trade policies in the U.S. and internationally. For example, a severe drought in the summer of 2012 and resulting damage to the national corn and soybean crops resulted in high and volatile feed costs. Increases in feed costs unaccompanied by increases in the selling price of eggs can have a material adverse effect on the results of our operations and cash flow. Alternatively, low feed costs can encourage industry overproduction, possibly resulting in lower egg prices and lower revenue.

Events beyond our control such as pandemics (including the COVID-19 outbreak), extreme weather and natural disasters could negatively impact our business.

Since early 2020, the coronavirus ("COVID-19") outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. The potential impact of COVID-19 on our business in the future is uncertain. The pandemic, or similar disease outbreaks in the future, may depress demand for shell eggs due to quarantines or restrictions on public interactions that would limit the ability of consumers to purchase shell eggs. The pandemic, or similar disease outbreaks in the future, may disrupt our supply chain and operations at our facilities. If a significant percentage of our workforce, or the workforce of our suppliers or transportation providers, is unable to work because of illness or government restrictions, our operations would be negatively impacted, potentially materially. Pandemics or disease outbreaks may also impact hens or the food supply, although to date, there is no known indication that COVID-19 affects hens or can be transferred through the food supply.

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

We and many of our customers face pressure from animal rights groups, such as People for the Ethical Treatment of Animals and the Humane Society of the United States, to require companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these groups. In general, we may incur additional costs to conform our practices to address these standards or to defend our existing practices and protect our image with our customers. The standards promoted by these groups change over time, but typically require minimum cage space for hens, among other requirements, and some of these groups have led successful legislative efforts to ban any form of caged housing in various states. As discussed in Item 1. Business - Government Regulation, several states have passed minimum space and/or cage-free requirements for hens, and other states are considering such requirements. In addition, in recent years, many large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to an exclusively cage-free egg supply chain by specified future dates, in some cases subject to available supply, affordability and consumer demand.

Changing our infrastructure and operating procedures to conform to customer demands and new laws has resulted and will continue to result in additional costs, including capital and operating cost increases. The USDA reported that the estimated cage-free flock is 78.4 million hens as of June 2020 which is approximately 25% of the total U.S. hen population. According to the USDA Agricultural Marketing Service approximately 71% of the U.S. laying flock would have to be in cage-free production by 2026 to meet projected demand from the retailers, foodservice providers and food manufacturers that have made promises to transition to cage-free eggs. The United Egg Producers, a nation-wide egg farmer cooperative, has estimated that the cost to build farms compliant with cage-free standards is $45 a bird. Based on that figure, such an increase in the size of the cage-free flock would require an estimated industry-wide investment of approximately $6.7 billion.

In response to our customers' announced goals and increased legal requirements for cage-free eggs, we increased capital expenditures to increase our cage-free production capacity. Our customers typically do not commit to long-term purchases of specific quantities or type of eggs with us, and as a result, we cannot predict with any certainty which types of eggs they will require us to supply in future periods. The ongoing production of cage-free eggs is more costly than the production of conventional eggs, and these higher production costs contribute to the higher prices of cage-free eggs compared with conventional eggs. Many consumers prefer to buy less expensive conventional shell eggs. These consumer preferences may in turn influence our customers’ future needs for cage-free eggs. Due to these uncertainties, we may over-estimate future demand for cage-free eggs, which could increase our costs unnecessarily, or we may under-estimate future demand for cage-free eggs, which could harm us competitively. We are enhancing our focus on cage-free capacity when considering acquisition opportunities, as discussed in more detail below.

Due to the cyclical nature of our business, our financial results fluctuate from year to year.

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

We purchase a portion of the shell eggs we sell from others, and our ability to obtain such eggs at prices and in quantities acceptable to us could fluctuate.

We purchased from other producers approximately 13% and 16% of the total number of shell eggs we sold in fiscal 2020 and fiscal 2019, respectively. As the wholesale price for shell eggs increases, our cost to acquire shell eggs from others increases. There can be no assurance that we can continue to acquire shell eggs in sufficient quantities and at satisfactory prices, and our inability to do so may have a material adverse effect on our business and profitability.

Our acquisition growth strategy subjects us to various risks.

As discussed in Item 1. Business - Growth Strategy, we plan to pursue a growth strategy that includes selective acquisitions of other companies engaged in the production and sale of shell eggs, with a priority on those that will facilitate our ability to expand our cage-free shell egg production capabilities in key locations and markets. The number of existing companies with cage-free capacity that we may be available to purchase is limited, as most production of shell eggs by other companies in our markets currently does not meet customer or legal requirements to be designated as cage-free.

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

No assurance can be given that companies we acquire in the future will contribute positively to our results of operations or financial condition. In addition, federal antitrust laws require regulatory approval of acquisitions that exceed certain threshold levels of significance, and we cannot guarantee that such approvals would be obtained.

The consideration we pay in connection with any acquisition affects our financial results. If we pay cash, we could be required to use a portion of our available cash to consummate the acquisition. To the extent we issue shares of our Common Stock, existing stockholders may be diluted. In addition, acquisitions may result in additional debt.

Our largest customers historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our top three customers accounted for an aggregate of 51.1%, 52.2% and 51.7% of net sales dollars for fiscal 2020, 2019, and 2018, respectively. Our largest customer, Walmart Inc. (including Sam's Club), accounted for 32.1%, 33.7% and 33.2% of net sales dollars for fiscal 2020, 2019, and 2018, respectively. H-E-B, LP accounted for 10.1% of net sales dollars for fiscal 2020. Although we have established long-term relationships with most of our customers who continue to purchase from us based on our ability to service their needs, they are free to acquire shell eggs from other sources. If, for any reason, one or more of our large customers were to purchase significantly less of our shell eggs in the future or terminate their purchases from us, and we are not able to sell our shell eggs to new customers at comparable levels, it would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition, and reputation.  Further, we may incur significant costs to comply with any such regulations.

We are subject to federal, state and local regulations relating to grading, quality control, labeling, sanitary control, waste disposal, and other areas of our business. As a fully-integrated shell egg producer, our shell egg facilities are subject to regulation and inspection by the USDA, EPA, and FDA, as well as state and local health and agricultural agencies, among others. All of our shell egg production and feed mill facilities are subject to FDA regulation and inspections. In addition, rules are often proposed that, if adopted as proposed, could increase our costs.

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

If we fail to comply with applicable laws or regulations, or fail to obtain necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed, and our operating results and financial condition could be materially adversely affected. In addition, because these laws and regulations are becoming increasingly more stringent, it is possible that we will be required to incur significant costs for compliance with such laws and regulations in the future.

Shell eggs and shell egg products are susceptible to microbial contamination, and we may be required to, or we may voluntarily, recall contaminated products.

Shell eggs and shell egg products are vulnerable to contamination by pathogens such as Salmonella. The Company maintains policies and procedures designed to comply with the complex rules and regulations governing egg production, such as The Final Egg Rule issued by the FDA "Prevention of Salmonella Enteritidis in Shell Eggs During Production, Storage, and Transportation”, and the FDA’s Food Safety Modernization Act. Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls and scrutiny by federal and state regulatory agencies. In addition, products purchased from other producers could contain contaminants that might be inadvertently redistributed by us. As such, we might decide or be required to recall a product if we or regulators believe it poses a potential health risk. We do not maintain insurance to cover recall losses.  Any product recall could result in a loss of consumer confidence in our products, adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, results of operations and financial condition.

Agricultural risks, including outbreaks of avian disease, could harm our business.

Our shell egg production activities are subject to a variety of agricultural risks. Unusual or extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute.  The Company maintains controls and procedures to reduce the risk of exposing our flocks to harmful diseases; however, despite these efforts, outbreaks of avian disease can and do still occur and may adversely impact the health of our flocks.  An outbreak of avian disease could have a material adverse impact on our financial results by increasing government restrictions on the sale and distribution of our products and requiring us to euthanize the affected layers.  Negative publicity from an outbreak within our industry can negatively impact customer perception, even if the outbreak does not directly impact our flocks.  If a substantial portion of our layers or production facilities are affected by any of these factors in any given quarter or year, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our success depends largely upon the continued service of our senior management team. The loss or interruption of service of one or more of our key executive officers could adversely affect our ability to manage our operations effectively and/or pursue our growth strategy. We have not entered into any employment or non-compete agreements with any of our executive officers nor do we carry any significant key-man life insurance coverage on any such persons. Competition could cause us to lose talented employees, and unplanned turnover could deplete institutional knowledge and result in increased costs due to increased competition for employees.

Labor shortages or increases in labor costs could adversely impact our business and results of operations.

Labor is a primary component of our farm production costs. Our success is dependent upon recruiting, motivating, and retaining staff to operate our farms. Approximately 74% of our employees are paid at hourly rates, often in entry-level positions. While the majority are paid at rates above the federal minimum wage requirements, any significant increase in local, state or federal minimum wage requirements could increase our labor costs. In addition, any regulatory changes requiring us to provide additional employee benefits or mandating increases in other employee-related costs, such as unemployment insurance or workers compensation, would increase our costs. A shortage in the labor pool, which may be caused by competition from other employers, the remote locations of many of our farms, or changes in immigration laws, particularly in times of lower unemployment, could adversely affect our business and results of operations. A shortage of labor available to us could cause our farms to operate with reduced staff, which could negatively impact our production capacity and could require us to increase wages to attract labor. Accordingly, any significant labor shortages or increases in our labor costs could have a material adverse effect on our results of operations.

We are controlled by the family of our late founder, Fred R. Adams, Jr. and, after the settlement of Mr. Adams' estate, we expect to be controlled by Adolphus B. Baker, our Chief Executive Officer and Chairman of the Board.

Fred R. Adams, Jr., our Founder and Chairman Emeritus died on March 29, 2020. Mr. Adams' estate, his son-in-law, Adolphus B. Baker, our Chief Executive Officer and Chairman of the Board, Mr. Baker's spouse and her three sisters (who are Mr. Adams' four daughters) beneficially own, directly or indirectly through related entities, 100% of our outstanding Class A Common Stock, controlling approximately 52.5% of the total voting power of the Company. Additionally, such persons and Mrs. Adams also have additional voting power due to beneficial ownership of Common Stock, directly or indirectly through related entities, resulting in family voting control of approximately 65.6% of the total voting power of the Company.

Mr. Baker and Mrs. Adams share voting power over 100% of the Class A Common Stock and Mr. Adams’ beneficially owned Common Stock, and we expect the Company will continue to be controlled by Mrs. Adams and Mr. Baker, acting jointly, until the settlement of Mr. Adams' estate. After the settlement of Mr. Adams’ estate, we expect there will be a change of control of the Company to Mr. Baker as the sole managing member of the family limited liability company that owns all of the outstanding shares of Class A Common Stock.

We are and, after the settlement of Mr. Adams’ estate we expect to continue to be, a “controlled company” as defined in the NASDAQ’s listing standards. Accordingly, we are and we expect to continue to be exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and nomination of directors by independent directors.

We understand that the Adams and Baker families intend to retain ownership of a sufficient amount of Common Stock and Class A Common Stock to assure continued ownership of more than 50% of the voting power of our outstanding shares of capital stock. As a result of this ownership, the Adams and Baker families have the ability to exert substantial influence over matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, and any merger, consolidation, or sale of all or substantially all of our assets, or other corporate transactions. Delaware law provides that the holders of a majority of the voting power of shares entitled to vote must approve certain fundamental corporate transactions such as a merger, consolidation and sale of all or substantially all of a corporation’s assets; accordingly, such a transaction involving the Company and requiring shareholder approval cannot be effected without the approval of the Adams and Baker families. Such ownership will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of our Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current market prices. The Adams and Baker families’ controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

Sales, or the availability for sale, of substantial amounts of our Common Stock could adversely affect the market price of our Common Stock.

Following the settlement of Mr. Adams' estate, we expect Mrs. Adams, Mr. Adams’ daughters, and certain other related entities (the “Stockholder Parties”) will hold approximately 12 million shares of Common Stock (the "Subject Shares") that are subject to an Agreement Regarding Common Stock (the "Agreement"), which is an exhibit to this report.

Pursuant to the Agreement, the Company filed a Shelf Registration Statement and Prospectus dated October 9, 2018, pursuant to which these Subject Shares will be eligible for sale in the amounts and on the terms described in the Agreement. The Stockholder Parties are working on plans to arrange for the payment of estate taxes on Mr. Adams' estate as well as liquidity. We understood those plans may involve the sale of up to 6.0 million shares of Common Stock contemplated under the Agreement. Federal estate taxes are due nine months after the date of death, although a discretionary extension of the due date to pay the federal estate taxes for up to an additional 12 months may be granted by the Internal Revenue Service.

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

Although pursuant to the Agreement the Company will have a right of first refusal to purchase all or any of those shares, the Company may elect not to exercise its rights of first refusal, and if so such shares would be eligible for sale pursuant to the foregoing registration rights or pursuant to Rule 144 under the Securities Act of 1933. Sales, or the availability for sale, of a large number of shares of our Common Stock could result in a decline in the market price of our Common Stock.

Current and future litigation could expose us to significant liabilities and adversely affect our business reputation.

We and certain of our subsidiaries are involved in various legal proceedings.  Litigation is inherently unpredictable, and although we believe we have meaningful defenses in these matters, we may incur liabilities due to adverse judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, cash flow and financial condition.  For a discussion of legal proceedings see Item 3 below.  Such lawsuits are expensive to defend, divert management’s attention, and may result in significant adverse judgments or settlements.  Legal proceedings may expose us to negative publicity, which could adversely affect our business reputation and customer preference for our products and brands.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.

Goodwill represents the excess of the cost of business acquisitions over the fair value of the identifiable net assets acquired.  Goodwill is reviewed at least annually for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As of May 30, 2020, we had $35.5 million of goodwill.  While we believe the current carrying value of this goodwill is not impaired, future goodwill impairment charges could adversely affect our results of operations in any particular period or our net worth.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business.  For example, we own the trademarks Farmhouse Eggs®, 4Grain®, Sunups®, and Sunny Meadow®.  We produce and market Egg-Land’s Best® and Land O’ Lakes® under license agreements with EB.  We have invested a significant amount of money in establishing and promoting our trademarked brands.  The loss or expiration of any intellectual property could enable our competitors to compete more effectively with us by allowing them to make and sell products substantially similar to those we offer.  This could negatively impact our ability to produce and sell those products, thereby adversely affecting our operations.

Failure of our information technology systems or software, or a security breach of those systems, could adversely affect day-to-day operations and decision making processes and have an adverse effect on our performance.

The efficient operation of our business depends on our information technology systems, which we rely on to effectively manage our business data, communications, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, ransomware, security breaches or cyber incidents such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises.

A security breach of such information could result in damage to our reputation and our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below provides summary information about the primary facilities we use in our business.

Type	Quantity	Owned	Leased	Production Capacity	Location
Breeding Facilities	3	3	—	House up to 255,000 hens	MS, GA
Distribution Centers	6	6	—	NA	FL, TX, GA, SC, NC
Feed Mills	23	22	1	Capable of producing 814 tons of feed per hour	AL, AR, FL, GA, KS, KY, LA, MS, NC, OH, OK, SC, TN, TX, UT
Hatcheries	2	1	1	Hatch up to 407,600 chicks per week	MS, FL
Processing and Packaging	44	44	—	Approximately 550,800 dozen shell eggs per hour	AL, AR, FL, GA, KS, KY, LA, MS, NC, OH, OK, SC, TN, TX, UT
Pullet Facilities	28	28	—	Grow 26.2 Million pullets annually	AL, AR, FL, GA, KS, KY, LA, MS, NC, OH, OK, SC, TN, TX, UT
Shell Egg Production	42	42	—	As of May 30, 2020 40.3 million layers in Company owned facilities	AL, AR, FL, GA, KS, KY, LA, MS, NC, OH, OK, SC, TN, TX, UT
Egg Products Processing Facilities	2	2	—	Capable of producing 60 million lbs. per year	GA, TX
Offices and other general support facilities	5	4	1	NA	FL, MS, TX

As of May 30, 2020, we owned approximately 28.4 thousand acres of land. There are no material encumbrances on our properties.

ITEM 3.  LEGAL PROCEEDINGS

Refer to the description of certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 18 - Commitments and Contingencies, which discussion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of capital stock, Common Stock and Class A Common Stock. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “CALM”.  There is no public trading market for the Class A Common Stock.

All outstanding Class A shares are owned by a limited liability company of which Adolphus Baker, our Chairman and Chief Executive Officer, is the sole managing member and will be voted at the direction of Mr. Baker and Mrs. Adams acting jointly, and that, after the settlement of Mr. Adams' estate, such shares will be voted at the direction of Mr. Baker. At July 14, 2020, there were approximately 320 record holders of our Common Stock and approximately 33,140 beneficial owners whose shares were held by nominees or broker dealers. For additional information about our capital structure, see Note 12 in Part II, Item 8, Notes to the Consolidated Financial Statements.

Dividends

Cal-Maine has a dividend policy adopted by its Board of Directors. Pursuant to the policy, Cal-Maine pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with generally accepted accounting principles in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company will pay dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. Under the Company's Revolving Credit Facility, dividends are restricted to the amount permitted under the Company’s current dividend policy, and may not be paid if a default exists or will arise after giving effect to the dividend. At the end of fiscal 2020, the amount of cumulative losses to be recovered before payment of a dividend was $1.4 million.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Total Return, and the NASDAQ 100 Total Return for the five years ended May 30, 2020. As the only publicly held company in the shell egg business, the Company uses the NASDAQ 100 Total Return index in lieu of a published industry index or peer group. The graph assumes $100 was invested on May 30, 2015 in the stock or index. Each date plotted indicates the last day of a fiscal quarter.

Comparison of 5 Year Cumulative Total Return
$250
$200
$150
$100
$50
05/30/15
08/29/15
11/28/15
02/27/16
05/28/16
08/27/16
11/26/16
02/25/17
06/03/17
09/02/17
12/02/17
03/03/18
06/02/18
09/01/18
12/01/18
03/02/19
06/01/19
08/31/19
11/30/19
02/29/20
05/30/20
Cal-Maine Foods, Inc.
NASDAQ Composite Total Return
NASDAQ 100 Total Return

Issuer Purchases of Equity Securities

There were no purchases of our Common Stock made by or on behalf of our company or any affiliated purchaser during our fiscal 2020 fourth quarter.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 30, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	—	$—	233,617
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	233,617
(a)There were no outstanding options, warrants or rights as of May 30, 2020.  There were 273,046 shares of restricted stock outstanding under our 2012 Omnibus Long-Term Incentive Plan as of May 30, 2020.
(b)There were no outstanding options, warrants or rights as of May 30, 2020.
(c)Shares available for future issuance as of May 30, 2020 under our 2012 Omnibus Long-Term Incentive Plan.

For additional information, see Note 16 in Part II, Item 8, Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
Summary of Operations	May 30, 2020	June 1, 2019	June 2, 2018	June 3, 2017	May 28, 2016
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Net sales	$1,351,609	$1,361,188	$1,502,932	$1,074,513	$1,908,650
Gross Profit	$179,588	$222,859	$361,046	$45,550	$648,074
Operating income (loss)	$1,269	$45,781	$100,507	$(134,146)	$471,877
Total other income, net	$18,790	$25,024	$16,830	$19,852	$15,372
Net income (loss) before noncontrolling interest	$18,328	$55,062	$126,196	$(74,427)	$318,047
Net income (loss) attributable to Cal-Maine Foods, Inc.	$18,391	$54,229	$125,932	$(74,278)	$316,041
Net income (loss) per common share:
Basic	$0.38	$1.12	$2.60	$(1.54)	$6.56
Diluted	$0.38	$1.12	$2.60	$(1.54)	$6.53
Cash dividends per common share	$—	$0.506	$0.351	$—	$2.18
Balance Sheet Data
Working capital	$429,068	$492,846	$479,682	$371,527	$542,832
Total assets	$1,206,694	$1,156,278	$1,150,447	$1,033,094	$1,111,765
Total long-term debt and lease obligations (excluding current portion)	$2,387	$858	$6,090	$10,939	$25,570
Total stockholders’ equity	$1,009,675	$989,806	$955,682	$844,493	$917,361
Other Key Measures
Total number of layers at period-end (thousands)	40,092	36,192	36,340	36,086	33,922
Total shell eggs sold (millions of dozens)	1,069.2	1,038.9	1,037.7	1,031.1	1,053.6
a.Results for fiscal 2020 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Mahard Egg Farm, which were consolidated with our operations as of October 20, 2019, and the results of operations (subsequent to acquisition) of the remaining non-controlling interest in Texas Egg Products, LLC. Results of the fourth quarter of fiscal 2020 include a $2.4 million income tax benefit related to the net operating loss carryback provisions allowed by the CARES Act.
b.Operating income for fiscal 2020, 2019 and 2018 includes legal settlement expense of $2.0 million, $2.3 million and $80.8 million, respectively.
c.Results for fiscal 2019 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Featherland Egg Farms, Inc., which were consolidated with our operations as of October 14, 2018.
d.Results for fiscal 2018 include a $43 million tax benefit related to the Tax Cuts and Jobs Act tax reform legislation and the subsequent revaluation of the Company's deferred tax liabilities at the new, lower tax rates.
e.Results for fiscal 2017 include the results of operations (subsequent to acquisition) of the commercial egg assets acquired from Foodonics International, Inc., which were consolidated with our operations as of October 16, 2016, and the commercial egg assets of Happy Hen Egg Farms, Inc., which were consolidated with our operations as of February 19, 2017.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

RISK FACTORS; FORWARD-LOOKING STATEMENTS

For information relating to important risks and uncertainties that could materially adversely affect our business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A. Risk Factors. In addition, because the following discussion includes numerous forward-looking statements relating to us, our results of operations, financial condition and business, reference is made to the information set forth in the section of Part I immediately preceding Item 1 above under the caption “Forward-Looking Statements.”

BACKGROUND

Cal-Maine Foods, Inc. is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our fiscal year end is the Saturday closest to May 31. The Company, which is headquartered in Jackson, Mississippi, is the largest producer and distributor of fresh shell eggs in the United States and sells the majority of its shell eggs in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

Our operations are fully integrated. We hatch chicks, grow and maintain flocks of pullets (female chickens, under 18 weeks of age), layers (mature female chickens) and breeders (male and female birds used to produce fertile eggs to be hatched for egg production flocks), manufacture feed, and produce, process, market and distribute shell eggs. In fiscal 2020, we sold approximately 1,069 million dozen shell eggs, which we believe represented approximately 19% of domestic shell egg consumption. Our total flock of approximately 40 million layers and 11 million pullets and breeders is the largest in the U.S. We sell most of our shell eggs to a diverse group of customers, including national and regional grocery store chains, club stores, food service distributors, and egg product consumers.

The Company has one operating segment, which is the production, grading, packaging, marketing and distribution of shell eggs. Many of our customers rely on us to provide most of their shell egg needs, including specialty and conventional eggs. Specialty eggs represent a broad range of products. We classify nutritionally enhanced, cage-free, organic and brown eggs as specialty products for accounting and reporting purposes. We classify all other shell eggs as conventional products. While we report separate sales information for these types of eggs, there are a number of cost factors which are not specifically available for conventional or specialty eggs due to the nature of egg production. We manage our operations and allocate resources to these types of eggs on a consolidated basis based on the demands of our customers.

Our operating results are materially impacted by market prices for eggs and feed grains (corn and soybean meal), which are highly volatile, independent of each other, and out of our control. Generally speaking, higher market prices for eggs have a positive impact on our financial results while higher market prices for feed grains have a negative impact on our financial results. Although we use a variety of pricing mechanisms in pricing agreements with our customers, we sell the majority of our conventional shell eggs based on formulas that take into account, in varying ways, independently quoted regional wholesale market prices for shell eggs or formulas related to our costs of production which include the cost of corn and soybean meal. As an example of the volatility in the market prices of shell eggs, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs ("UB southeastern large index") in fiscal year 2020 ranged from a low of $0.62 in July 2019 to a high of $3.18 in March 2020.

Generally, we purchase primary feed ingredients, mainly corn and soybean meal, at current market prices. Corn and soybean meal are commodities and are subject to volatile price changes due to weather, various supply and demand factors, transportation and storage costs, speculators, and agricultural, energy and trade policies in the U.S. and internationally.

Specialty shell eggs have been a significant and growing portion of the market. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to an exclusively cage-free egg supply chain by specified future dates. Additionally, several states have passed legislation requiring cage-free eggs by specified future dates, and other states are considering such legislation. For additional information, see Item 1. Business, Government Regulation.

Our growth strategy is focused on remaining a low-cost provider of shell eggs located near our customers. In light of the growing customer demand and increased legal requirements for cage-free eggs, we intend to continue to closely evaluate the need to expand through selective acquisitions, with a priority on those that will facilitate our ability to expand our cage-free shell egg production capabilities in key locations and markets. We plan to continue to closely evaluate the need to continue to expand and convert our own facilities to increase production of cage-free eggs based on current demand. As the ongoing production of cage-free eggs is more costly than the production of conventional eggs, aligning our cage-free production capabilities with changing demand for cage-free eggs is important to the success of our business.

Since January 2020, the coronavirus ("COVID-19") outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. For a discussion of our response to COVID-19, see Part I, Item 1, Business – Response to the COVID-19 Pandemic. We discuss the pandemic and potential future implications of the pandemic in this report; however, the pandemic is an evolving and challenging situation, and its impact on our business in the future is uncertain.

The shell egg industry has traditionally been subject to periods of high profitability followed by periods of significant loss. In the past, during periods of high profitability, shell egg producers tended to increase the number of layers in production with a resulting increase in the supply of shell eggs, which generally caused a drop in shell egg prices until supply and demand returned to balance. As a result, our financial results from year to year may vary significantly. Shorter term, retail sales of shell eggs historically have been highest during the fall and winter months and lowest during the summer months. Prices for shell eggs fluctuate in response to seasonal demand factors and a natural increase in laying hen productivity and shell egg production during the spring and early summer. Historically, shell egg prices have tended to increase with the start of the school year and tended to be highest prior to holiday periods, particularly Thanksgiving, Christmas, and Easter. Consequently, and all other things being equal, we would expect to experience lower sales and net income (and may incur net losses) in our first and fourth fiscal quarters ending in August/September and May/June, respectively. Because of the seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Executive Overview of Results – Fiscal Years Ended May 30, 2020, June 1, 2019 and June 2, 2018

	Fiscal Years Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Net sales (in thousands)	$1,351,609	$1,361,188	$1,502,932
Gross profit (in thousands)	$179,588	$222,859	$361,046
Net average shell egg price (a)	$1.231	$1.265	$1.397
Average UB Southeast Region - Shell Eggs - White Large	$1.220	$1.229	$1.490
Feed cost per dozen produced	$0.409	$0.415	$0.394

a.The net average shell egg selling price is the blended price for all sizes and grades of shell eggs, including non-graded shell egg sales, breaking stock and undergrades.

Compared to fiscal 2018, fiscal 2019 saw an increasing U.S. flock size result in an oversupply of eggs, particularly in the last half of the fiscal year, which led to lower selling prices for conventional eggs. This resulted in decreased gross profit and net income for fiscal 2019.

Throughout the first three quarters of our fiscal year 2020, an oversupply of eggs negatively affected the price of conventional eggs, and demand for specialty eggs was negatively impacted by the low conventional egg prices. For the first three quarters of fiscal 2020, the average UB southeastern large index price was down 21.9% compared with the prior-year period, but in the fourth quarter of fiscal 2020 was 62.4% higher than the average price through the first three quarters in fiscal 2020 due to increased demand related to the pandemic, as consumers purchased more eggs in anticipation of preparing more meals at home.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

	May 30, 2020	June 1, 2019
Net sales	100.0%	100.0%
Cost of sales	86.7%	83.6%
Gross profit	13.3%	16.4%
Selling, general and administrative	13.0%	12.8%
Legal settlement expense	0.1%	0.2%
Operating income (loss)	0.2%	3.4%
Total other income, net	1.4%	1.8%
Income (loss) before income taxes	1.6%	5.2%
Income tax (benefit) expense	0.1%	1.2%
Net income (loss)	1.5%	4.0%
Less: Income (loss) attributable to noncontrolling interest	—%	0.1%
Net income (loss) attributable to Cal-Maine Foods, Inc.	1.5%	3.9%

Fiscal Year Ended May 30, 2020 Compared to Fiscal Year Ended June 1, 2019

NET SALES

Net sales for the fiscal year ended May 30, 2020 were $1,351.6 million, a decrease of $9.6 million, or 0.7%, from net sales of $1,361.2 million for fiscal 2019. The decrease was primarily due to lower sales volumes for specialty eggs, lower prices of conventional eggs during the first three quarters of fiscal 2020 and a decline in revenue from egg product sales.

In fiscal 2020 and 2019, shell egg sales made up approximately 97.7% and 97.0% of our net sales, respectively. Total dozens sold in fiscal 2020 were 1,069.2 million, an increase of 30.3 million dozen, or 2.9%, compared to 1,038.9 million sold in fiscal 2019 resulting in an increase in net sales of $37.2 million for fiscal 2020 compared with the prior fiscal year.

The net average selling price of shell eggs decreased from $1.265 per dozen for fiscal 2019 to $1.231 per dozen for fiscal 2020, a decrease of $0.034 per dozen, or 2.7%. Shell egg prices were lower throughout the first three quarters of fiscal 2020 as compared to fiscal 2019 primarily reflecting an oversupply of eggs in the market. Demand for specialty eggs and specialty egg prices were negatively impacted by the low conventional egg prices. For the first three quarters of fiscal 2020, the average UB southeastern large index price was down 22% compared with the prior-year period, but in the fourth quarter of fiscal 2020 was 62% higher than in the average price of the first three quarters of fiscal 2020 due to increased demand related to the pandemic, as consumers purchased more eggs in anticipation of preparing more meals at home. The UB southeastern large index price ranged from a high of $3.18 to a low of $1.02 in the fourth quarter of fiscal 2020. The decrease in sales price in fiscal 2020 from fiscal 2019 resulted in a corresponding decrease in net sales of approximately $35.3 million.

Hen numbers reported by the USDA as of June 1, 2020, were 319.8 million, which is 13.9 million fewer hens than reported a year ago, when the USDA also reported high flock productivity, which led to an oversupply of eggs and a significant decline in prices. The USDA reported that the hatch from January through May 2020 decreased 5.0%, including a 13.1% decrease in May, as compared to the same period in the prior year, which will affect future egg supply levels.

During the second quarter of fiscal 2020, we lost a portion of our of conventional eggs sales to a major customer in the Southeast region, representing 4.6% of total shell egg dozens and 6.1% of conventional egg dozens for fiscal 2019. For fiscal 2020, the volume decreased by 2.8% of total shell egg dozens and 3.7% of conventional shell egg dozens due to this loss of business. However, we expect our new capacity additions and the decommissioning of some older, less efficient facilities that occurred during fiscal 2020 will help optimize our operations, improve our sales mix, and better align our production and sales within the region.

The recent acquisition of Mahard Egg Farm ("Mahard") had a positive impact on our conventional shell egg volumes and continued growth of our customer base. For fiscal year 2020, the volume of total shell egg dozens increased by 3.5% and the volume of conventional shell egg dozens increased by 4.4% due to the acquisition. Furthermore, the acquisition opened up opportunities to streamline aspects of our operations, reduce costs and create efficiencies as we integrated Mahard into our operations.

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):

	Fiscal Year Ended
	May 30, 2020		June 1, 2019
Total net sales	$1,351,609		$1,361,188

Conventional	$830,278	62.9%	$810,306	61.4%
Specialty	485,465	36.8%	504,169	38.2%
Egg sales, net	1,315,743	99.7%	1,314,475	99.6%
Other	4,452	0.3%	5,205	0.4%
Net shell egg sales	$1,320,195	100.0%	$1,319,680	100.0%
Net shell egg sales as a percent of total net sales	97.7%		97.0%

Dozens sold:
Conventional	813,255	76.1%	778,052	74.9%
Specialty	255,895	23.9%	260,848	25.1%
Total dozens sold	1,069,150	100.0%	1,038,900	100.0%

Net average selling price per dozen:
Conventional	$1.021		$1.041
Specialty	$1.897		$1.933
All shell eggs	$1.231		$1.265

Conventional shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. In fiscal 2020, conventional shell eggs represented approximately 62.9% of our shell egg revenue, compared to 61.4% for fiscal 2019. Sales of conventional shell eggs accounted for approximately 76.1% and 74.9% of total shell egg volume in fiscal 2020 and 2019, respectively. Revenue from conventional egg sales increased by $20.0 million from fiscal 2019 to fiscal 2020 due to an increase in volume, as net average selling prices decreased. Our net average selling price for conventional eggs was $1.021 per dozen for fiscal 2020 compared to $1.041 per dozen for fiscal 2019.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold. For fiscal 2020, specialty eggs accounted for 36.8% of shell egg revenue, compared to 38.2% in fiscal 2019. Specialty eggs accounted for 23.9% of shell egg volume in fiscal 2020 compared with 25.1% fiscal 2019. Revenue from specialty egg sales decreased by $18.7 million from fiscal 2019 to fiscal 2020 due to decreases in both volume and prices. Our net average selling price for specialty eggs was $1.897 per dozen for fiscal 2020 compared to $1.933 per dozen for fiscal 2019. Specialty egg retail prices are less cyclical than conventional shell egg prices and are generally higher due to consumer willingness to pay more for specialty eggs. Specialty egg prices decreased in fiscal 2020 primarily due to higher priced organic egg sales volumes decreasing as a proportion of total specialty sales.

The shell egg sales classified as “Other sales” represent hard cooked eggs, hatching eggs, other egg products, hens, and manure, which are included with our shell egg operations.

We sell liquid and frozen egg products primarily to the institutional, food service, and food manufacturing sectors in the U.S through our wholly-owned subsidiaries American Egg Products, LLC ("AEP") and Texas Egg Products, LLC ("TEP").

Egg products accounted for approximately 2.3% and 3.0% of our net sales in fiscal 2020 and 2019, respectively. For fiscal 2020, egg product sales were $31.4 million, a decrease of $10.1 million, or 24.3%, compared to $41.5 million for fiscal 2019. Egg products volume for fiscal 2020 was 66.0 million pounds, an increase of 5.1 million pounds, or 8.4%, compared to 60.8 million pounds for fiscal 2019. In fiscal 2020, the selling price per pound was $0.476 compared to $0.685 for fiscal 2019, a decrease of 30.5%. The decline in revenue is attributable to the lower selling prices brought on by an oversupply of eggs throughout the first three quarters in fiscal 2020, followed by a decline in food service demand in the fourth quarter of fiscal 2020 due to the COVID-19 pandemic.

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

The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	% Change
Cost of Sales:
Farm production	$677,181	$635,797	6.5%
Processing, packaging, and warehouse	234,243	222,765	5.2%
Egg purchases and other (including change in inventory)	232,027	249,605	(7.0)%
Total shell eggs	1,143,451	1,108,167	3.2%
Egg products	25,651	29,020	(11.6)%
Other	2,919	1,142	155.6%
Total	$1,172,021	$1,138,329	3.0%

Farm production cost (per dozen produced)
Feed	$0.409	$0.415	(1.4)%
Other	$0.329	$0.319	3.1%
Total	$0.738	$0.734	0.5%

Outside egg purchases (average cost per dozen)	$1.26	$1.26	—%

Dozen produced	927,799	876,705	5.8%
Dozen sold	1,069,150	1,038,900	2.9%

Cost of sales for the fiscal year ended May 30, 2020 was $1,172.0 million, an increase of $33.7 million, or 3.0%, compared to $1,138.3 million for fiscal 2019, primarily attributable to the increase in dozens produced driven primarily by the Mahard acquisition. For the 2020 fiscal year, we produced 86.8% of the eggs sold by us, compared to 84.4% for the previous year. Feed cost for fiscal 2020 was $0.409 per dozen, compared to $0.415 per dozen for the prior fiscal year, a decrease of 1.4%. The decrease in feed cost per dozen resulted in a decrease in cost of sales of $5.6 million for fiscal 2020 compared with fiscal 2019.

Included in cost of sales for fiscal 2020 is a non-cash impairment loss on fixed assets of $2.9 million (included in the line item “Other” in the table above) related to decommissioning some of our older, less efficient production facilities as we continue to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

We continue to proactively monitor and manage operations during the COVID-19 pandemic, including additional related costs that we have incurred or many incur in the future. In fiscal 2020, we spent an additional $2.8 million related to the pandemic. The majority of the expenses were related to supplemental pay including employee benefits and additional labor.

Looking forward to fiscal 2021, according to USDA reports, current supplies of corn and soybeans are favorable, and we believe we will continue to have an adequate supply of both grains in fiscal 2021. However, current ongoing uncertainties and supply chain disruptions related to the COVID-19 outbreak, weather and geopolitical issues surrounding trade agreements and international tariffs may lead to further price volatility.

GROSS PROFIT

Gross profit, as a percentage of net sales, was 13.3% for fiscal 2020, compared to 16.4% for fiscal 2019. The decrease resulted primarily from lower selling prices for conventional eggs through the first three quarters in fiscal 2020.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses ("SGA") include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our SGA expenses (in thousands):

	Fiscal Years Ended
	May 30, 2020	June 1, 2019	$ Change	% Change
Specialty egg expense	$49,237	$53,263	$(4,026)	(7.6)%
Delivery expense	52,230	53,595	(1,365)	(2.5)%
Payroll, taxes and benefits	44,156	42,454	1,702	4.0%
Stock compensation expense	3,617	3,619	(2)	(0.1)%
Other expenses	28,997	24,114	4,883	20.2%
Total	$178,237	$177,045	$1,192	0.7%

For fiscal year 2020, SGA was $178.2 million compared to $177.0 million for fiscal 2019. Specialty egg expense decreased $4.0 million, or 7.6%, compared to the same period of the prior year. Specialty egg expense typically fluctuates directly with specialty egg dozens sold, which decreased 1.9% for fiscal 2020. Franchise fees and advertising expense combined decreased $4.1 million for fiscal 2020. Both are components of specialty egg expense and are driven by specialty dozens sold.

Payroll, taxes and benefits increased $1.7 million or 4.0%, primarily due to increased employer provided insurance benefits (health, disability and life).

Other expenses increased $4.9 million or 20.2% compared to fiscal 2019. This increase is primarily due to increased property and casualty insurance premiums and an increase in charitable donations.

OPERATING INCOME

As a result of the above, our operating income was $1.3 million for fiscal 2020, compared to $45.8 million for fiscal 2019.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, equity in income or loss of unconsolidated entities, and patronage dividends, among other items.

The Company recorded interest income of $5.0 million in fiscal 2020, compared to $8.0 million for fiscal 2019. We recorded interest expense of $498,000 and $644,000 in fiscal 2020 and 2019, respectively. The decrease in interest income resulted from significantly lower investment balances, partially offset by higher interest rates.

Patronage dividends, which represent distributions from our membership in Eggland's Best, Inc. ("EB"), decreased $386,000 from $10.5 million in fiscal 2019 to $10.1 million in fiscal 2020. Patronage dividends are paid once a year based on profits of EB as well as their available cash.

Equity in income from unconsolidated entities for fiscal 2020 was $534,000 compared to $4.8 million for fiscal 2019. The decrease of $4.2 million is primarily due to the decrease in egg selling prices through the first three quarters of fiscal 2020 impacting the profitability of our joint ventures.

Other, net for fiscal 2020 was income of $3.7 million compared to $2.4 million for fiscal 2019. The increase is primarily driven by realized and unrealized gains in investment securities available-for-sale.

INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted. The most significant provision of the CARES Act that materially affected the Company’s income taxes included the five-year carryback allowance for taxable net operating losses generated in the tax years 2018 through 2020, our fiscal years 2019 through 2021.

The Tax Cut and Jobs Act enacted in December 2017 disallowed the carrying back of taxable net operating losses to offset prior years’ taxable income. The CARES Act allows us to carry those losses generated or that maybe generated during our fiscal years 2019 through 2021 back to offset taxable income recognized during the prior five years. The Company is electing to utilize that provision, which will provide additional liquidity in the form of an income tax refund currently estimated to be approximately $6.9 million. We believe we will receive the refund during our second fiscal quarter of 2021. Additionally, we recorded an income tax benefit of approximately $2.4 million related to the carryback provisions in the fourth quarter of fiscal 2020. For more information regarding the income tax effects of the CARES Act, refer to "Part II, Item 8, Notes to Consolidated Financial Statements, Note 17 - Income Taxes."

For the fiscal year ended May 30, 2020, our pre-tax income was $20.1 million, compared to $70.8 million for fiscal 2019. Income tax expense of $1.7 million was recorded for fiscal 2020 compared to $15.7 million for fiscal 2019. Our fiscal 2020 effective tax rate decreased to 8.6% from 22.5% in fiscal 2019, driven primarily by the net operating loss carryback provisions allowed under the CARES Act, which became law during the fourth quarter of fiscal 2020. Excluding the effects of the CARES Act, the Company’s fiscal 2020 effective tax rate would have been approximately 24.1%.

At May 30, 2020, the Company had an income tax receivable of $9.9 million compared to $9.7 million at June 1, 2019. During the fourth quarter of fiscal 2020, the Company received an $8.4 million federal tax refund related to the filing of its fiscal 2019 tax return. The Company recorded an income tax receivable of $6.9 million related to the decision to carryback fiscal 2020 taxable net operating losses to recover a portion of taxes paid in fiscal 2015. An additional $1.6 million income tax receivable was recorded for claims for refund filed with state taxing authorities.

For the thirteen weeks ended May 30, 2020, our pretax income was $77.6 million and our income tax expense was $17.1 million with an effective tax rate of 22.03%, including the impact of the CARES Act. Our income tax provision for the fourth quarter of fiscal 2020 reflects the carryback of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was 35%, as permitted by the CARES Act. The low effective rate was primarily related to the $2.4 million income tax benefit recorded in connection with the CARES Act.

Items causing our effective tax rate to differ from the federal statutory income tax rate of 21% are state income taxes, certain federal tax credits and certain items included in income or loss for financial reporting purposes that are not included in taxable income or loss for income tax purposes, including tax exempt interest income, certain nondeductible expenses, and net income or loss attributable to noncontrolling interest.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income (loss) attributable to noncontrolling interest for fiscal 2020 was a loss of $63 thousand compared to income of $833 thousand for fiscal 2019. During fiscal 2020, we acquired the remaining 27.9% interest in our majority-owned subsidiary TEP.

NET INCOME ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

As a result of the above, net income for fiscal 2020 was $18.4 million, or $0.38 per basic and diluted share, compared to $54.2 million, or $1.12 per basic and diluted share for fiscal 2019.

Fiscal Year Ended June 1, 2019 Compared to Fiscal Year Ended June 2, 2018

The discussion of our results of operations for the fiscal year ended June 1, 2019 compared to the fiscal year ended June 2, 2018 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 2019 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at May 30, 2020 was $429.1 million, compared to $492.8 million at June 1, 2019. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.6 at May 30, 2020 compared to 7.6 at June 1, 2019. The current ratio is calculated by dividing current assets by current liabilities. Due to seasonal factors described under the heading "Background" above, we generally expect our need for working capital to be highest in the last and first fiscal quarters ending in May/June and August/September, respectively.

During the second quarter of fiscal 2020, we retired all outstanding long-term debt. As such there was no long-term debt at May 30, 2020, compared to $1.5 million at June 1, 2019. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of May 30, 2020, no amounts were borrowed under the Revolving Credit Facility. We have $4.3 million in outstanding standby letters of credit, which were issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Part II, Item 8, Notes to the Financial Statements Note 10 - Credit Facilities and Long-Term Debt for further information regarding our long-term debt.

Net cash provided by operating activities was $73.6 million for fiscal year 2020 compared with $115.1 million for fiscal year 2019. Decreased gross profit margins resulting primarily from lower selling prices for conventional eggs through the first three quarters contributed greatly to our decrease in cash flow from operations. The increase in accounts receivables balance at fiscal 2020 compared to prior fiscal 2019 is due to higher prices and quantities sold of shell eggs in the fourth quarter of fiscal 2020 compared to the same period in fiscal 2019. Increase in accounts payable balance at fiscal 2020 compared to prior fiscal 2019 is due to higher prices quantities purchased of shell eggs in the fourth quarter of fiscal 2020 compared to the same period in fiscal 2019.

For fiscal 2020, approximately $204.3 million was provided from the sale and maturity of short-term investments, $107.2 million was used to purchase short-term investments and net payments of $7.1 million were received from investments in unconsolidated entities. We used $44.7 million to acquire Mahard and the remaining interest in TEP. Approximately $124.2 million was used to purchase or construct property, plant and equipment, most of which related to the expansion of our cage-free shell egg production capacity. Refer to the table of material construction projects presented below for additional information on purchases and construction of property, plant and equipment. We used $1.5 million for principal payments on long-term debt. The net result of these and other activities as of May 30, 2020 was an increase in cash of $8.9 million from June 1, 2019.

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

We continue to monitor the increasing demand for cage-free, organic and other specialty eggs in order to meet our customers' demand. We have invested over $371.7 million in facilities, equipment and related operations to expand our cage-free production starting with our first facility in 2008. The following table presents current material construction projects approved as of May 30, 2020 (in thousands):

Project(s) Type	Projected Completion	Projected Cost	Spent as of May 30, 2020	Remaining Projected Cost
Convertible/Cage-Free Layer Houses & Pullet Houses	Fiscal 2021	38,032	28,412	9,620
Cage-Free Layer & Pullet Houses/Processing Facility	Fiscal 2022	87,204	50,411	36,793
		$125,236	$78,823	$46,413

We believe our current cash balances, investments, cash flows from operations, and Revolving Credit Facility will be sufficient to fund our current and projected capital needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table summarizes by fiscal year the future estimated cash payments, in thousands, to be made under existing contractual obligations as of May 30, 2020. Further information on debt obligations is contained in Note 10, and on lease obligations in Note 15, in Part II, Item 8 Notes to the Consolidated Financial Statements. As of May 30, 2020, we had no outstanding long-term debt.

	Total	2021	2022	2023	2024	2025	Thereafter
Finance leases	$937	$239	$239	$239	$218	$—	$—
Operating leases	2,817	930	806	539	380	130	32
Total	$3,754	$1,170	$1,046	$779	$598	$130	$32

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information on changes in accounting principles and new accounting principles, see “New Accounting Pronouncements and Policies” in Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management suggests our Summary of Significant Accounting Policies, as described in Note 1 in Part II, Item 8, Notes to the Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

INVESTMENTS IN SECURITIES AVAILABLE-FOR-SALE

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”). The Company considers all debt securities for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months as available-for-sale, and carries them at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

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

LONG-LIVED ASSETS

Depreciable long-lived assets are primarily comprised of buildings, improvements, machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 25 years for buildings and improvements and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually reevaluate the carrying value of our long-lived assets, for events or changes in circumstances which indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

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

EQUITY AND COST METHOD INVESTMENTS

We have invested in other companies engaged in the production, processing and distribution of shell eggs and egg products. These investments are recorded using the cost or equity method, and are not consolidated in our financial statements. Changes in the ownership percentages of these investments might alter the accounting methods currently used. Our investment in these companies is shown on the Company’s Consolidated Balance Sheet in the amounts presented for "Investment in unconsolidated entities" and “Other long-term assets”.

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

At May 30, 2020, goodwill represented 2.9% of total assets and 3.5% of stockholders’ equity. Goodwill relates to the following (in thousands):

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

REVENUE RECOGNITION AND DELIVERY COSTS

Revenue recognition is completed upon satisfaction of the performance obligation to the customer, which typically occurs within days of the Company and customer agreeing upon the order. See Note 14: Revenue Recognition in Part II, Item 8, Notes to Consolidated Financial Statements for further discussion of the policy.

The Company believes the performance obligation is met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Sales revenue reported in the accompanying Consolidated Statements of Income is reduced to reflect estimated returns and allowances. The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

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

STOCK BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of income based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. See Note 16 - Stock Compensation Plans in Part II, Item 8, Notes to the Consolidated Financial Statements for more information.

INCOME TAXES

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes. We are periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Our primary exposure to market risk arises from changes in the prices of conventional eggs, which are subject to significant price fluctuations that are largely beyond our control. Our exposure to market risk also includes changes in the prices of corn and soybean meal, which are commodities subject to significant price fluctuations due to market conditions that are largely beyond our control. We are focused on growing our specialty shell egg business because the selling prices of specialty shell eggs are generally not as volatile as conventional shell egg prices. The following table outlines the impact of price changes for corn and soybean meal on feed cost per dozen:

Feed ingredient	Approximate change in feed ingredient cost	Approximate impact on feed costs per dozen	Approximate dollar impact on farm production cost for the 2020 fiscal year
Corn	$0.28 change in the average market price per bushel	$0.01	$9,278,000
Soybean Meal	$27.50 change in the average market price per ton	$0.01	$9,278,000

We generally do not enter into long-term contracts to purchase corn and soybean meal or hedge against increases in the price of corn and soybean meal.

INTEREST RATE RISK

The fair value of our debt is sensitive to changes in the general level of U.S. interest rates. At May 30, 2020, there was no long-term debt outstanding. In July 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility which bears interest at a variable rate. No amounts were outstanding under that facility during fiscal 2020. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

FIXED INCOME SECURITIES RISK

At May 30, 2020, the effective maturity of our cash equivalents and investment securities available for sale was 8.3 months, and the composite credit rating of the holdings are A- / A3 / A- (S&P / Moody’s / Fitch).

CONCENTRATION OF CREDIT RISK

Our financial instruments exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas, except that at May 30, 2020 and June 1, 2019, 29.5% and 29.6%, respectively, of our net accounts receivable balance was due from Walmart Inc. (including Sam’s Club). No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries (the “Company”) as of May 30, 2020 and June 1, 2019, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 30, 2020, and the related consolidated notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 30, 2020 and June 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 30, 2020, based on the criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 17, 2020 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Liabilities – Litigation and Claims – Refer to Note 18 in the Consolidated Financial Statements

Critical Audit Matter Description

The Company records liabilities for legal proceedings and claims in those instances where it can reasonably estimate the amount of the loss and when the liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings and claims even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

We identified litigation and claims as a critical audit matter because of the challenges auditing management’s judgments applied in determining the likelihood of loss related to the resolution of such claims. Specifically, auditing management’s determination of whether any contingent loss arising from the related litigation and claims is probable, reasonably possible or remote, and the related disclosures, is subjective and requires significant judgment due to the sensitivity of the issue.

How the Critical Audit Matter was addressed during the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the controls relating to the Company’s evaluation of the liability related to legal proceedings and claims, including controls over determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures over the legal proceedings and claims. These procedures also included obtaining and evaluating the letters of audit inquiry with external legal counsel, evaluating the reasonableness of the Company’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, evaluating the sufficiency of the Company’s disclosures related to legal proceedings and claims and evaluating the completeness and accuracy of the Company’s legal contingencies.

/s/Frost, PLLC

We have served as the Company’s auditor since 2007.

Little Rock, Arkansas
July 17, 2020

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)

	May 30, 2020	June 1, 2019
Assets
Current assets:
Cash and cash equivalents	$78,130	$69,247
Investment securities available-for-sale	154,163	250,181
Receivables:
Trade receivables, net	84,976	57,059
Income tax receivable	9,884	9,745
Other	3,515	4,956
	98,375	71,760
Inventories	187,216	172,237
Prepaid expenses and other current assets	4,367	4,328
Total current assets	522,251	567,753
Property, plant & equipment, net	557,375	455,347
Finance lease right-of-use asset, net	678	947
Operating lease right-of-use asset, net	2,531	—
Investments in unconsolidated entities	60,982	67,554
Goodwill	35,525	35,525
Intangible assets, net	22,816	23,762
Other long-term assets	4,536	5,390
Total assets	$1,206,694	$1,156,278
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$55,904	$39,210
Accrued wages and benefits	23,277	22,914
Accrued expenses and other liabilities	13,001	11,087
Current maturities of long-term debt	—	1,500
Current portion of finance lease obligation	205	196
Current portion of operating lease obligation	796	—
Total current liabilities	93,183	74,907
Long-term finance lease obligation	652	858
Long-term operating lease obligation	1,735	—
Other noncurrent liabilities	8,681	8,110
Deferred income taxes	92,768	82,597
Total liabilities	197,019	166,472
Commitments and contingencies - see Note 18
Stockholders' equity:
Common stock, $0.01 par value 120,000 authorized and issued in 2020 and 2019, respectively, and 43,974 and 43,894 shares outstanding in 2020 and 2019, respectively	703	703
Class A convertible common stock, $0.01 par value 4,800 shares authorized, issued and outstanding in 2020 and 2019, respectively	48	48
Paid-in capital	60,372	56,857
Retained earnings	975,147	954,527
Accumulated other comprehensive income, net of tax	79	355
Common stock in treasury, at cost – 26,287 and 26,366 shares in 2020 and 2019, respectively	(26,674)	(25,866)
Total Cal-Maine Foods, Inc. stockholders' equity	1,009,675	986,624
Noncontrolling interest in consolidated entities	—	3,182
Total stockholders’ equity	1,009,675	989,806
Total liabilities and stockholders' equity	$1,206,694	$1,156,278
See Notes to Consolidated Financial Statements 39

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	Fiscal years ended
	May 30, 2020	June 1, 2019	June 2, 2018
	52 weeks	52 weeks	52 weeks
Net sales	$1,351,609	$1,361,188	$1,502,932
Cost of sales	1,172,021	1,138,329	1,141,886
Gross profit	179,588	222,859	361,046
Selling, general and administrative	176,237	174,795	179,316
Legal settlement expense	2,000	2,250	80,750
Loss on disposal of fixed assets	82	33	473
Operating income	1,269	45,781	100,507

Other income (expense):
Interest expense	(498)	(644)	(265)
Interest income	4,962	7,978	3,697
Patronage dividends	10,096	10,482	8,286
Equity in income of unconsolidated entities	534	4,776	3,517
Other, net	3,696	2,432	1,595
Total other income	18,790	25,024	16,830
Income before income taxes	20,059	70,805	117,337
Income tax expense (benefit)	1,731	15,743	(8,859)
Net income	18,328	55,062	126,196
Less: Net income (loss) attributable to noncontrolling interest	(63)	833	264
Net income attributable to Cal-Maine Foods, Inc.	$18,391	$54,229	$125,932

Net income per share attributable to Cal-Maine Foods, Inc.:
Basic	$0.38	$1.12	$2.60
Diluted	$0.38	$1.12	$2.60
Weighted average shares outstanding:
Basic	48,467	48,467	48,353
Diluted	48,584	48,589	48,468

See Notes to Consolidated Financial Statements 40

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal years ended
	May 30, 2020	June 1, 2019	June 2, 2018
Net income	$18,328	$55,062	$126,196
Other comprehensive income, before tax:
Unrealized holding gain (loss) available-for-sale securities, net of reclassification adjustments	59	1,719	(1,151)
(Increase) decrease in accumulated post-retirement benefits obligation, net of reclassification adjustments	(445)	(349)	249
Other comprehensive income (loss), before tax	(386)	1,370	(902)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(110)	322	(370)
Other comprehensive income (loss), net of tax	(276)	1,048	(532)
Comprehensive income	18,052	56,110	125,664
Less: comprehensive income (loss) attributable to the noncontrolling interest	(63)	833	264
Comprehensive income attributable to Cal-Maine Foods, Inc.	$18,115	$55,277	$125,400

See Notes to Consolidated Financial Statements 41

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Class A Shares	Class A Amount	Treasury Shares	Treasury Amount	Paid In Capital	Retained Earnings	Accum. Other Comp. Income	Noncontrolling Interest	Total
Balance at June 3, 2017	70,261	$703	4,800	$48	26,484	$(23,914)	$49,932	$816,046	$(128)	$1,806	$844,493
Restricted stock grant, net of forfeitures					(80)	76	(76)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					26	(1,128)					(1,128)
Restricted stock compensation expense							3,467				3,467
Reclassification of stranded tax effects from change in tax rates								33	(33)		—
Dividends								(17,093)			(17,093)
Contribution from noncontrolling interest partners										279	279
Net income								125,932		264	126,196
Other comprehensive loss, net of tax									(532)		(532)
Balance at June 2, 2018	70,261	703	4,800	48	26,430	(24,966)	53,323	924,918	(693)	2,349	955,682
Restricted stock grant, net of forfeitures					(87)	85	(85)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock					23	(985)					(985)
Restricted stock compensation expense							3,619				3,619
Dividends								(24,620)			(24,620)
Net income								54,229		833	55,062
Other comprehensive income, net of tax									1,048		1,048
Balance at June 1, 2019	70,261	703	4,800	48	26,366	(25,866)	56,857	954,527	355	3,182	989,806
Restricted stock grant, net of forfeitures						102	(102)				—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock						(910)					(910)
Restricted stock compensation expense							3,617				3,617
Distributions to noncontrolling interest partners										(755)	(755)
Acquisition of noncontrolling interest in Texas Egg Products, LLC								2,229		(2,364)	(135)
Dividends											—
Net income								18,391		(63)	18,328
Other comprehensive income, net of tax									(276)		(276)
Balance at May 30, 2020	70,261	$703	4,800	$48	26,366	$(26,674)	$60,372	$975,147	$79	$—	$1,009,675
See Notes to Consolidated Financial Statements 42

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
໿

	Fiscal year ended
	May 30, 2020	June 1, 2019	June 2, 2018
Cash flows from operating activities:
Net income	$18,328	$55,062	$126,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,103	54,650	54,026
Deferred income taxes	10,281	6,123	(33,809)
Equity in income of affiliates	(534)	(4,775)	(3,517)
Loss on disposal of property, plant and equipment	82	33	473
Impairment loss on fixed assets	2,919	—	—
Stock compensation expense, net of amounts paid	3,617	3,619	3,467
Unrealized losses on investments	744	—	—
Gains on sales of investments	(611)	—	—
Purchases of equity securities	(275)	—	—
Sales of equity securities	1,212	—	—
Amortization of investments	316	962	1,680
Other	(248)	23	71
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables and other assets	(28,300)	16,011	31,402
Increase in inventories	(9,704)	(2,285)	(7,952)
(Increase) decrease in accounts payable, accrued expenses and other liabilities	17,679	(14,338)	28,378
Net cash provided by operating activities	73,609	115,085	200,415
Cash flows from investing activities:
Purchases of investments	(107,234)	(176,951)	(275,287)
Sales of investments	204,277	209,806	127,664
Acquisition of businesses, net of cash acquired	(44,650)	(17,889)	—
Investment in unconsolidated entities	—	(4,273)	(4,100)
Distributions from unconsolidated entities	7,114	7,904	6,581
Purchases of property, plant and equipment	(124,178)	(67,989)	(19,671)
Net proceeds from disposal of property, plant and equipment	3,306	1,575	963
Net cash used in investing activities	(61,365)	(47,817)	(163,850)
Cash flows from financing activities:
Principal payments on long-term debt	(1,500)	(3,754)	(4,849)
Principal payments on finance lease	(196)	—	—
Contributions from (distributions to) to noncontrolling interest partners	(755)	—	279
Purchase of common stock by treasury	(910)	(985)	(1,128)
Payments of dividends	—	(41,713)	—
Net cash used in financing activities	(3,361)	(46,452)	(5,698)
Increase in cash and cash equivalents	8,883	20,816	30,867
Cash and cash equivalents at beginning of year	69,247	48,431	17,564
Cash and cash equivalents at end of year	$78,130	$69,247	$48,431
Supplemental information:
Cash paid for operating leases	$871	$—	$—
Income taxes paid (refunds received)	$(8,443)	$36,312	$(45,101)
Interest paid (net of amount capitalized)	$498	$644	$265
See Notes to Consolidated Financial Statements 43

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 30, 2020

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Cal-Maine Foods, Inc. (“we,” “us,” “our,” or the “Company”) is primarily engaged in the production, grading, packing and sale of fresh shell eggs, including cage-free, organic and nutritionally-enhanced eggs. The Company, which is headquartered in Jackson, Mississippi, is the largest producer and distributor of fresh shell eggs in the United States and sells the majority of its shell eggs in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year-end is on the Saturday closest to May 31. Each of the year-to-date periods ended May 30, 2020, June 1, 2019, and June 2, 2018 included 52 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company routinely maintains cash balances with certain financial institutions in excess of federally insured amounts. The Company has not experienced any loss in such accounts. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.

We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts to which funds are moved, and zero-balance disbursement account for funding accounts payable. Checks issued, but not presented to the banks for payment, may result in negative book cash balances, which are included in accounts payable. At May 30, 2020, and June 1, 2019, checks outstanding in excess of related book cash balances totaled $11.2 million and $6.2 million, respectively.

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”). The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. We classified these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method.

Investments in mutual funds are classified as “Other long-term assets” in the Company’s Consolidated Balance Sheets. Gains and losses are recognized in other income (expenses) as Other, net in the Company's Consolidated Statements of Income.

Trade Receivables

We record trade receivables at net realizable value, which includes an allowance for doubtful accounts to reflect any loss anticipated on the trade receivable balances and charged to the provision for doubtful accounts. At May 30, 2020 and June 1, 2019, the recorded allowance for doubtful accounts were $744 thousand and $206 thousand, respectively. The Company extends credit to customers based upon an evaluation of each customer’s financial condition and credit history. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), a reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debt based on the length of time the receivables are aged, generally 100% for amounts aged more than 60 days. Collateral is generally not required. Credit losses have consistently been within management’s expectations. At both May 30, 2020 and June 1, 2019 one customers accounted for approximately 29.5% and 29.6% of the Company’s trade accounts receivable, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception of the arrangement and classifies it as an operating lease or finance lease. We recognize the right to use an underlying asset for the lease term as a right-of-use ("ROU") asset on our balance sheet. A lease liability is recorded to represent our obligation to make lease payments over the term of the lease. These assets and liabilities are included in our Consolidated Balance Sheet in Finance lease right-of-use asset, Operating lease right-of-use asset, Current portion of finance lease obligation, Current portion of operating lease obligation, Long-term finance lease obligation, and Long-term operating lease obligation.

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

Revenue Recognition and Delivery Costs

Revenue recognition is completed upon satisfaction of the performance obligation to the customer, which typically occurs within days of the Company and customer agreeing upon the order. See Note 14, Revenue Recognition, for further discussion of the policy.

The Company believes the performance obligation is met upon delivery and acceptance of the product by our customers. Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Sales revenue reported in the accompanying consolidated statements of income is reduced to reflect estimated returns and allowances. The Company records an estimated sales allowance for returns and discounts at the time of sale using historical trends based on actual sales returns and sales.

Advertising Costs

The Company expensed advertising costs as incurred of $6.0 million, $7.3 million, and $6.3 million in fiscal 2020, 2019, and 2018, respectively.

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

Stock Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the statement of income based on their fair values. ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. See Note 16 - Stock Compensation Plans for more information.

Business Combinations

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

Loss Contingencies

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

New Accounting Pronouncements and Policies

In February 2016, the FASB issued ASU 2016-02, Leases. The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We elected to early adopt the standard effective for our annual impairment tests in fiscal 2020, which did not have an impact on our financial statements.

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our Consolidated Financial Statements.

Reclassification

Certain reclassifications were made to the fiscal 2019 financial statements to conform to the fiscal 2020 financial statement presentation. These reclassifications had no effect on income.

Note 2 - Acquisitions
Effective on October 20, 2019, the Company acquired certain assets of Mahard Egg Farm ("Mahard"), relating to its commercial shell egg production, processing, distribution and sales for $45.5 million. The acquired assets include facilities with current capacity for approximately 3.9 million laying hens and permitted capacity for up to 8.0 million laying hens, a feed mill, pullet raising facilities and related production facilities located in Chillicothe, Texas, and Nebo, Oklahoma, a distribution warehouse located in Gordonville, Texas and an equity interest in Texas Egg Products, LLC ("TEP"). As a result of the acquisition, the Company acquired a 21.1% equity interest in TEP which brought our total ownership to 93.2%. The acquired operations of Mahard are included in the accompanying financial statements as of October 20, 2019. Acquisition related costs incurred during the period were immaterial to the financial statements.

The following table summarizes the aggregate purchase price allocation for Mahard (in thousands):

Inventory	$5,276
Property, plant and equipment	38,433
Customer list and non-compete agreement	2,000
Liabilities assumed	(194)
Total purchase price	45,515

Effective March 28, 2020, the Company acquired from Feathercrest Farms, Inc. the remaining 6.8% interest in our majority-owned subsidiary TEP for $135 thousand.

Note 3 - Investment Securities

The following presents the Company’s investment securities as of May 30, 2020 and June 1, 2019 (in thousands):

໿

May 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$16,093	$86	$—	$16,179
Commercial paper	6,965	17	—	6,982
Corporate bonds	125,594	1,274	—	126,868
Certificates of deposits	1,492	—	—	1,492
Asset backed securities	2,629	13	—	2,642
Total current investment securities	$152,773	$1,390	$—	$154,163

Mutual funds	$2,005	$744	$—	$2,749
Total noncurrent investment securities	$2,005	$744	$—	$2,749
໿

June 1, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
US government and agency obligations	$30,896	$78	$—	$30,974
Municipal bonds	50,220	133	—	50,353
Commercial paper	9,953	—	8	9,945
Corporate bonds	147,068	94	—	147,162
Certificates of deposits	6,149	—	1	6,148
Asset backed securities	5,589	10	—	5,599
Total current investment securities	$249,875	$315	$9	$250,181

Mutual funds	$2,331	$1,026	$—	$3,357
Total noncurrent investment securities	$2,331	$1,026	$—	$3,357

Available-for-sale

Proceeds from the sales and maturities of available-for-sale securities were $204.3 million, $209.7 million, and $127.6 million during fiscal 2020, 2019, and 2018, respectively. Gross realized gains on those sales and maturities during fiscal 2020, 2019, and 2018 were $278,000, $9,000, and $25,000, respectively. Gross realized losses on those sales and maturities during fiscal 2020, 2019, and 2018 were $6,000, $33,000, and $83,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities at May 30, 2020, are as follows (in thousands):

Estimated Fair Value
Within one year	$88,381
1-5 years	65,782
Total	$154,163

໿
Noncurrent

The mutual funds are classified as “Other long-term assets” in the Company’s Consolidated Balance Sheets. Gains and losses are recognized in other income (expenses) as Other, net in the Company's Consolidated Statements of Income.

Proceeds from sales and maturities of noncurrent investment securities were $1.2 million, $84,000 and $42,000 during fiscal 2020, 2019, and 2018, respectively. Gross realized gains on those sales and maturities during fiscal 2020, 2019, and 2018 were $611,000, $48,000, and $23,000, respectively. There were no realized losses for the fiscal 2020, 2019, and 2018. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Note 4 - Fair Value Measures

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including:
◦Quoted prices for similar assets or liabilities in active markets
◦Quoted prices for identical or similar assets in non-active markets
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs derived principally from or corroborated by other observable market data

•Level 3 - Unobservable inputs for the asset or liability supported by little or no market activity and are significant to the fair value of the assets or liabilities

The disclosure of fair value of certain financial assets and liabilities recorded at cost are as follows:
Cash and cash equivalents, accounts receivable, and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt and lease obligations: The carrying value of the Company’s long-term debt and lease obligations is at its stated value which approximates fair value.

໿
Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 30, 2020 and June 1, 2019 (in thousands):

໿

May 30, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$16,179	$—	$16,179
Commercial paper	—	6,982	—	6,982
Corporate bonds	—	126,868	—	126,868
Certificates of deposits	—	1,492	—	1,492
Asset backed securities	—	2,642	—	2,642
Mutual funds	2,749	—	—	2,749
Total assets measured at fair value	$2,749	$154,163	$—	$156,912

June 1, 2019	Level 1	Level 2	Level 3	Balance
Assets
US government and agency obligations	$—	$30,974	$—	$30,974
Municipal bonds	—	50,353	—	50,353
Commercial paper	—	9,945	—	9,945
Corporate bonds	—	147,162	—	147,162
Certificates of deposits	—	6,148	—	6,148
Asset backed securities	—	5,599	—	5,599
Mutual funds	3,357	—	—	3,357
Total assets measured at fair value	$3,357	$250,181	$—	$253,538

Our investment securities – available-for-sale classified as level 2 consist of securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Note 5 - Inventories

Inventories consisted of the following (in thousands):
໿

	May 30, 2020	June 1, 2019
Flocks, net of amortization	$110,198	$105,536
Eggs and egg products	18,487	14,318
Feed and supplies	58,531	52,383
	$187,216	$172,237
We grow and maintain flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at May 30, 2020, consisted of approximately 10.7 million pullets and breeders and 40.1 million layers.

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
໿

	May 30, 2020	June 1, 2019	June 2, 2018
Amortization	133,379	119,658	117,774
Mortality	5,823	5,161	4,438
Total flock costs charged to cost of sales	139,202	124,819	122,212
໿

໿
Note 6 - Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	May 30, 2020	June 1, 2019
Land and improvements	$91,865	$93,046
Buildings and improvements	393,195	370,451
Machinery and equipment	531,545	494,937
Construction-in-progress	126,061	52,551
	1,142,666	1,010,985
Less: accumulated depreciation	585,291	555,638
	$557,375	$455,347

Depreciation expense was $54.5 million, $51.7 million and $51.1 million in fiscal years 2020, 2019 and 2018, respectively.

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “(Gain) loss on disposal of fixed assets.” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows. Insurance claims incurred or finalized during the fiscal years ended 2020, 2019, and 2018 did not have a material effect on the Company's consolidated financial statements.

Included in cost of sales for fiscal 2020 is a non-cash impairment loss on fixed assets of $2.9 million related to decommissioning some older, less efficient production facilities as the Company continues to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Note 7 - Investment in Unconsolidated Entities

The Company has several investments in unconsolidated entities that are accounted for using the equity method of accounting. Red River Valley Egg Farm, LLC ("Red River") operates a cage-free shell egg production complex near Bogota, Texas. Specialty Eggs, LLC ("Specialty Eggs") owns the Egg-Land's Best franchise for most of Georgia and South Carolina, as well as a portion of western North Carolina and eastern Alabama. Southwest Specialty Eggs, LLC ("Southwest Specialty Eggs") owns the Egg-Land's Best franchise for Arizona, southern California and Clark County, Nevada (including Las Vegas). As of May 30, 2020, the Company owns 50% in Red River, Specialty Eggs, and Southwest Specialty Eggs. Equity method investments are included in “Investments in unconsolidated entities” in the accompanying Consolidated Balance Sheets and totaled $54.7 million and $60.7 million at May 30, 2020 and June 1, 2019, respectively.

Equity in income of unconsolidated entities of $534 thousand, $4.8 million, and $3.5 million from these entities has been included in the Consolidated Statements of Income for fiscal 2020, 2019, and 2018, respectively.

The condensed consolidated financial information for the Company's unconsolidated joint ventures was as follows (in thousands):

	For the fiscal year ended
	May 30, 2020	June 1, 2019	June 2, 2018
Net sales	$188,922	$112,396	$107,705
Net income	1,064	9,490	7,071
Total assets	113,513	128,470	134,056
Total liabilities	4,655	7,600	5,859
Total equity	108,858	120,870	128,197

The Company is a member of Eggland’s Best, Inc. (“EB”), which is a cooperative. At May 30, 2020 and June 1, 2019, “Investments in unconsolidated entities” as shown on the Company’s Consolidated Balance Sheet includes the cost of the Company’s investment in EB plus any qualified written allocations. The Company cannot exert significant influence over EB’s operating and financial activities; therefore, the Company accounts for this investment using the cost method. The carrying value of this investment at May 30, 2020 and June 1, 2019 was $2.0 million and $2.6 million, respectively.

The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

໿

	For the fiscal year ended
	May 30, 2020	June 1, 2019	June 2, 2018
Sales to unconsolidated entities	$54,559	$58,093	$59,295
Purchases from unconsolidated entities	71,475	81,685	81,043
Dividends from unconsolidated entities	7,106	8,300	4,664

	May 30, 2020	June 1, 2019
Accounts receivable from unconsolidated entities	4,935	$4,307
Accounts payable to unconsolidated entities	5,706	3,324

Note 8 - Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):

		Other Intangibles
		Franchise	Customer	Non-compete	Water		Total other
	Goodwill	rights	relationships	agreements	rights	Trademark	intangibles
Balance June 2, 2018	$35,525	$21,583	$3,582	$86	$720	$336	$26,307
Additions	—	—	—	250	—	—	250
Amortization	—	(1,628)	(1,078)	(39)	—	(50)	(2,795)
Balance June 1, 2019	35,525	19,955	2,504	297	720	286	23,762
Additions	—	—	1,000	1,000	—	—	2,000
Amortization	—	(1,628)	(1,150)	(118)	—	(50)	(2,946)
Balance May 30, 2020	$35,525	$18,327	$2,354	$1,179	$720	$236	$22,816
For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
໿
໿

	May 30, 2020		June 1, 2019
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Other intangible assets:
Franchise rights	$29,284	$(10,957)	$29,284	$(9,329)
Customer relationships	20,544	(18,190)	19,544	(17,040)
Non-compete agreements	1,450	(271)	450	(153)
Right of use intangible	191	(191)	191	(191)
Water rights *	720	—	720	—
Trademark	400	(164)	400	(114)
Total	$52,589	$(29,773)	$50,589	$(26,827)
*Water rights are an indefinite life intangible asset.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the fiscal years ended 2020, 2019, and 2018 totaled $2.9 million, $2.8 million, and $2.8 million, respectively.

The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

໿

For fiscal period	Estimated amortization expense
2021	$2,503
2022	2,199
2023	2,199
2024	2,170
2025	2,041
Thereafter	10,984
Total	$22,096

໿
໿
໿
Note 9 - Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws. The plan is funded by contributions from the Company and its employees. Under its plan, the Company self-insures its portion of medical claims for substantially all full-time employees. The Company uses stop-loss insurance to limit its portion of medical claims to $225,000 per occurrence. The Company's expenses including accruals for incurred but not reported claims were approximately $17.8 million, $18.1 million, and $16.1 million in fiscal years 2020, 2019, and 2018, respectively. The liability recorded for incurred but not reported claims was $1.7 million and $1.1 million as of May 30, 2020 and June 1, 2019, respectively.

The Company has a KSOP plan that covers substantially all employees (“the Plan”). The Company makes contributions to the Plan at a rate of 3% of participants' eligible compensation, plus an additional amount determined at the discretion of the Board of Directors. Contributions can be made in cash or the Company's common stock, and vest immediately. The Company's cash contributions to the Plan were $3.8 million, $3.7 million, and $3.3 million in fiscal years 2020, 2019, and 2018, respectively. The Company did not make direct contributions of the Company’s common stock in fiscal years 2020, 2019, or 2018. Dividends on the Company’s common stock are paid to the Plan in cash. The Plan acquires the Company’s common stock, which is listed on the NASDAQ, by using the dividends and the Company’s cash contribution to purchase shares in the public markets. The Plan sells common stock on the NASDAQ to pay benefits to Plan participants. Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations. The Company does not match participant contributions.

The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65 or over as specified in the agreements. Amounts accrued for the agreements are based upon deferred compensation earned over the estimated remaining service period of each officer. Payments made under the plan were $150,000, $129,000, and $110,000 in fiscal years 2020, 2019, and 2018, respectively. The liability recorded related to these agreements was $1.4 million and $1.5 million at May 30, 2020 and June 1, 2019, respectively.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of the Company. The awards issued under this plan were $266,000, $267,000, and $298,000 in fiscal 2020, 2019, and 2018, respectively. Payments made under the plan were $1.2 million and $84,000 in fiscal 2020 and 2019, respectively. The liability recorded related to this plan was $2.7 million and $3.4 million at May 30, 2020 and June 1, 2019, respectively.

Deferred compensation expense for both plans totaled $621,000, $377,000 and $693,000 in fiscal 2020, 2019, and 2018, respectively.

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

The plan is accounted for in accordance with ASC 715, Compensation – Retirement Benefits, whereby an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability, and recognizes changes in the funded status in the year the change occurs through comprehensive income. Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment. The liability associated with the plan was $3.4 million at May 30, 2020 and $2.9 million June 1, 2019. The remaining disclosures associated with ASC 715 are immaterial to the Company’s financial statements.

Note 10 - Credit Facilities and Long-Term Debt

As of June 1, 2019, the Company had a $1.5 million outstanding note payable. During the second quarter of fiscal 2020, the Company retired all outstanding long-term debt, and as of May 30, 2020, had no outstanding long-term debt.

For the fiscal years ending 2020, 2019 and 2018, interest, net of amount capitalized, was $498 thousand, $644 thousand, and $265 thousand, respectively. No interest was capitalized during fiscal 2020 and 2019. $217 thousand of interest was capitalized for construction of certain facilities during fiscal 2018.

On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) with a five-year term. The credit agreement for the Revolving Credit Facility includes an accordion feature permitting the Company, with the consent of the administrative agent, to increase the revolving commitments in the aggregate up to $125.0 million. No amounts were borrowed under the facility as of May 30, 2020 or during fiscal 2020. The Company had $4.3 million of outstanding standby letters of credit issued under the Revolving Credit Facility at May 30, 2020.

The interest rate is based, at the Company’s election, on either the Eurodollar Rate plus the Applicable Margin or the Base Rate plus the Applicable Margin. The “Eurodollar Rate” means the reserve adjusted rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three, six or twelve months (as selected by the Company) are quoted. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.5% per annum, (b) the prime rate of interest established by the administrative agent, and (c) the Eurodollar Rate for an interest period of one month plus 1.00% per annum, subject to certain interest rate floors. The “Applicable Margin” means 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for Eurodollar Rate Loans, in each case depending upon the average outstanding balance at the quarterly pricing date. The Company will pay a commitment fee of 0.2% on the unused portion of the facility.

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

The credit agreement for the Revolving Credit Facility contains customary covenants, including restrictions on the incurrence of liens, and additional debt, sales of assets and other fundamental corporate changes and investments. The credit agreement requires maintenance of two financial covenants (i) a minimum working capital ratio of 2.00 to 1.00 and (ii) an annual limit on capital expenditures of $150.0 million. Additionally, the credit agreement requires that Fred R. Adams Jr., his spouse, natural children, sons-in-law or grandchildren, or any trust, guardianship, conservatorship or custodianship for the primary benefit of any of the foregoing, or any family limited partnership, similar limited liability company or other entity that 100% of the voting control of such entity is held by any of the foregoing, shall maintain at least 50% of the Company’s voting stock. Failure to satisfy any of these covenants will constitute a default under the terms of the credit agreement. Further, dividends are restricted to the Company’s current dividend policy of one-third of the Company’s net income computed in accordance with generally accepted accounting principles. The Company is allowed to repurchase up to $75.0 million of its capital stock in any year provided there is no default under the credit agreement and the Company has availability of at least $20.0 million under the facility.

The credit agreement for the Revolving Credit Facility includes customary events of default and customary remedies upon the occurrence of an event of default, including acceleration of the amounts due and foreclosure of the collateral.

At May 30, 2020, we were in compliance with the covenant requirements of the Revolving Credit Facility.

Note 11 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter. For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the fourth quarter of fiscal 2020, the amount of cumulative losses to be recovered before payment of a dividend was $1.4 million.

On our consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		52 Weeks Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Net income (loss) attributable to Cal-Maine Foods, Inc.	$60,463	$(19,761)	$18,391	$54,229
Cumulative losses to be recovered prior to payment of divided at beginning of period	(61,833)	—	(19,761)	—
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$—	$—	$—	$54,229

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	$—

Common stock outstanding (shares)	43,974
Class A common stock outstanding (shares)	4,800
Total common stock outstanding (shares)	48,774

Dividends per common share*	$—	$—	$—	$0.506

*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Note 12 - Equity

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

Note 13 - Net Income per Common Share

Basic net income per share attributable to Cal-Maine is based on the weighted average Common Stock and Class A Common Stock outstanding. Diluted net income per share attributable to Cal-Maine is based on weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Cal-Maine (amounts in thousands, except per share data):

	May 30, 2020	June 1, 2019	June 2, 2018
Numerator
Net income	$18,328	$55,062	$126,196
Less: Net income (loss) attributable to noncontrolling interest	(63)	833	264
Net income attributable to Cal-Maine Foods, Inc.	$18,391	$54,229	$125,932

Denominator
Weighted-average common shares outstanding, basic	48,467	48,467	48,353
Effect of dilutive securities of restricted shares	117	122	115
Weighted-average common shares outstanding, diluted	48,584	48,589	48,468

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.
Basic	$0.38	$1.12	$2.60
Diluted	$0.38	$1.12	$2.60

Note 14 - Revenue Recognition

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

Costs to deliver product to customers are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and totaled $52.2 million, $53.6 million, and $53.2 million in fiscal years 2020, 2019, and 2018, respectively.

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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		52 Weeks Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Conventional shell egg sales	$311,380	$150,860	$830,278	$810,306
Specialty shell egg sales	133,347	119,892	485,465	504,169
Egg products	7,204	8,852	31,414	41,508
Other	1,402	968	4,452	5,205
	$453,333	$280,572	$1,351,609	$1,361,188

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

Concentration of Credit Risks

Our largest customer, Walmart Inc. (including Sam's Club) accounted for 32.1%, 33.7% and 33.2% of net sales dollars for fiscal 2020, 2019, and 2018, respectively. H-E-B, LP accounted for 10.1% of net sales dollars for fiscal 2020.

Note 15 - Leases

Expenses related to operating leases, amortization of finance lease ROU assets and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest income, net in the Consolidated Statements of Income.

The Company’s lease cost consists of the following (in thousands):

	13 Weeks Ended May 30, 2020	52 Weeks Ended May 30, 2020
Operating Lease cost	$236	$871
Finance Lease cost
Amortization of right-of-use asset	$38	$115
Interest on lease obligations	$10	$43
Short term lease cost	$959	$3,608

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of May 30, 2020
	Operating Leases	Finance Leases
2021	$930	$239
2022	806	239
2023	539	239
2024	380	218
2025	130	—
Thereafter	32	—
Total	2,817	935
Less imputed interest	(286)	(78)
Total	$2,531	$857

The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of May 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.5	3.5
Weighted-average discount rate	5.9%	4.9%

Note 16 - Stock Compensation Plans

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

The only outstanding awards under the 2012 Plan are restricted stock awards. The restricted stock vests three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted stock contains no other service or performance conditions. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends. Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Our unrecognized compensation expense as a result of non-vested shares was $6.3 million at May 30, 2020 and $6.0 million June 1, 2019. The unrecognized compensation expense will be amortized to stock compensation expense over a period of 2.08 years.

The Company recognized stock compensation expense of $3.6 million, $3.6 million, and $3.5 million for equity awards in fiscal 2020, 2019, and 2018, respectively.

A summary of our equity award activity and related information for our restricted stock is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, June 2, 2018	241,290	$42.30
Granted	94,189	42.68
Vested	(79,918)	48.84
Forfeited	(7,149)	44.00
Outstanding, June 1, 2019	248,412	$43.20
Granted	104,566	38.25
Vested	(77,801)	43.00
Forfeited	(2,131)	43.20
Outstanding, May 30, 2020	273,046	$41.36

໿
໿
໿
Note 17 - Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal year ended
	May 30, 2020	June 1, 2019	June 2, 2018
Current:
Federal	$(6,750)	$8,160	$18,560
State	(1,800)	1,460	6,390
	(8,550)	9,620	24,950
Deferred:
Federal	8,872	4,843	11,038
Enacted rate change	—	—	(42,973)
State	1,409	1,280	(1,874)
	10,281	6,123	(33,809)
	$1,731	$15,743	$(8,859)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	May 30, 2020	June 1, 2019
Deferred tax liabilities:
Property, plant and equipment	$60,645	$49,275
Inventories	28,075	27,750
Investment in affiliates	8,099	7,609
Other comprehensive income	214	324
Other	5,002	2,596
Total deferred tax liabilities	102,035	87,554

Deferred tax assets:
Accrued expenses	3,376	2,170
State operating loss carryforwards	792	133
Other	5,099	2,654
Total deferred tax assets	9,267	4,957
Net deferred tax liabilities	$92,768	$82,597

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:

	Fiscal year end
	May 30, 2020	June 1, 2019	June 2, 2018
Statutory federal income tax	$4,226	$14,694	$34,105
State income taxes, net	(309)	2,164	3,200
Domestic manufacturers deduction	—	—	(2,545)
Enacted rate change	—	—	(42,973)
Tax exempt interest income	(111)	(197)	(101)
Benefit of net operating loss carryback provision	(2,357)	—	—
Other, net	282	(918)	(545)
	$1,731	$15,743	$(8,859)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was enacted. The CARES Act contains several income tax provisions, as well as other measures, that are intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The most significant provision of the CARES Act that will materially affect our accounting for income taxes includes a five-year carryback allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021. Previously, the Tax Cut and Jobs Act, enacted on December 22, 2017, disallowed the carrying back of taxable net operating losses to offset prior years’ taxable income.

Our financial statements for the fiscal year ended May 30, 2020 were materially affected by the changes enacted by the CARES Act. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new legislation is enacted, which for the CARES Act is the Company’s fourth quarter of fiscal 2020. As a result of the applicable accounting guidance and the provisions enacted by the CARES Act, our income tax provision for the fourth quarter of fiscal 2020 reflects the carryback of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was

35%. Due to the difference in statutory rates, we recorded a $3.0 million discrete income tax benefit related to the carryback provisions during the thirteen weeks ended May 30, 2020. Because the net operating losses were carried back to years in which we initially reduced our taxable income using the Domestic Production Activities Deduction, we recorded a partially offsetting $684 thousand discrete income tax expense during the thirteen weeks ended May 30, 2020 to account for the reduced taxable income.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

We are under audit by the Internal Revenue Service (IRS) for the fiscal years 2013 through 2015. Although we are subject to income tax in many jurisdictions within the U.S., we are currently not under audit by any state and local tax authorities. As of May 30, 2020, the IRS has proposed adjustments related to the Company’s research and development credits claimed during the years under audit. Management is currently evaluating those proposed adjustments and does not anticipate the adjustments would result in a material change to its consolidated financial statements. However, the Company believes it is reasonably possible that a decrease of up to $453 thousand in previously recognized tax benefits related to research and development credits may be necessary within the coming year. Tax periods for all years beginning with fiscal year 2013 remain open to examination by federal and state taxing jurisdictions to which we are subject.

Note 18 - Commitments and Contingencies

Financial Instruments

The Company maintained standby letters of credit ("LOC") totaling $4.3 million at May 30, 2020, which were issued under the Company's Revolving Credit Facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC

On April 23, 2020, the Company and Wharton County Foods, LLC (“WCF”) were named as defendants in State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC, Cause No. 2020-25427, in the District Court of Harris County, Texas. The State of Texas (“the State”) has asserted claims based on the Company’s and WCF’s alleged violation of the Texas Deceptive Trade Practices—Consumer Protection Act, Tex. Bus. & Com. Code §§ 17.41-17.63 (“DTPA”). The State claims that the Company and WCF offered shell eggs at excessive or exorbitant prices during the COVID-19 state of emergency and made misleading statements about shell egg prices. The State seeks temporary and permanent injunctions against the Company and WCF to prevent further alleged violations of the DTPA, along with over $100,000 in damages. The Company and WCF have filed initial responsive pleadings and will soon file a motion to dismiss. Management believes the risk of material loss related to this matter to be remote.

Bell et al. v. Cal-Maine Foods et al.

On April 30, 2020, the Company was named as one of several defendants in Bell et al. v. Cal-Maine Foods et al., Case No. 1:20-cv-461, in the Western District of Texas, Austin Division. The defendants include numerous grocery stores, retailers, producers, and farms. Plaintiffs assert that defendants violated the DTPA by allegedly demanding exorbitant or excessive prices for eggs during the state of emergency. Plaintiffs request certification of a class of all consumers who purchased eggs in Texas sold, distributed, produced, or handled by any of the defendants during the COVID-19 state of emergency. Plaintiffs seek to enjoin the Company and other defendants from selling eggs at a price more than 10% greater than the price of eggs prior to the declaration of emergency and damages in the amount of $10,000 per violation, or $250,000 for each violation impacting anyone over 65 years old. This case is in the early stages, and no responsive pleading has been filed at this point. Management believes the risk of material loss related to this matter to be remote.

Fraser et al. v. Cal-Maine Foods, Inc. et al.

On April 20, 2020, the Company was named as one of several defendants in Fraser et al. v. Cal-Maine Foods, Inc. et al., Case No. 3:20-cv-2733, in the Northern District of California. The defendants include numerous grocery stores, retailers, producers, and farms. Plaintiffs allege that defendants violated the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”), by unjustifiably raising the price of eggs by more than 10% during the declared state of emergency. Plaintiffs request class certification of all consumers who purchased eggs in California sold, distributed, produced, or handled by any of the defendants during the COVID-19 state of emergency. Plaintiffs seek to enjoin the Company and other defendants from selling eggs at a price more than 10% greater than the price of eggs prior to the declaration of emergency along with over $5,000,000 in damages. This case is in the early stages, and no responsive pleading has been filed at this point. Management believes the risk of material loss related to this matter to be remote.

Kraft Foods Global, Inc. et al. v. United Egg Producers, Inc. et al.

As previously reported, on September 25, 2008, the Company was named as one of several defendants in numerous antitrust cases involving the United States shell egg industry. The Company settled all of these cases, except for the claims of certain plaintiffs who sought substantial damages allegedly arising from the purchase of egg products (as opposed to shell eggs). These remaining plaintiffs are Kraft Food Global, Inc., General Mills, Inc., and Nestle USA, Inc. (the “Egg Products Plaintiffs”) and The Kellogg Company.

On September 13, 2019, the case with the Egg Products Plaintiffs was remanded from a multi-district litigation proceeding in the United States District Court for the Eastern District of Pennsylvania, In re Processed Egg Products Antitrust Litigation, MDL No. 2002, to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al. v. United Egg Producers, Inc. et al., Case No. 1:11-cv-8808, for trial. The Egg Products Plaintiffs allege that the Company and other defendants violated Section 1 of the Sherman Act, 15. U.S.C. § 1, by agreeing to limit the production of eggs and thereby illegally to raise the prices that plaintiffs paid for processed egg products. In particular, the Egg Products Plaintiffs are attacking certain features of the United Egg Producers animal-welfare guidelines and program used by the Company and many other egg producers. The Egg Products Plaintiffs seek to enjoin the Company and other defendants from engaging in antitrust violations and seek treble money damages. No schedule has yet been entered by the court, but it appears likely that the case will be tried during 2021.

In addition, on October 24, 2019, the Company entered into a confidential settlement agreement with The Kellogg Company dismissing all claims against the Company for an amount that does not have a material impact on the Company’s financial condition or results of operations. On November 11, 2019, a stipulation for dismissal was filed with the court, but the court has not yet entered a judgment on the filing.

The Company intends to continue to defend the remaining case with the Egg Products Plaintiffs as vigorously as possible based on defenses which the Company believes are meritorious and provable. Adjustments, if any, which might result from the resolution of this remaining matter with the Egg Products Plaintiffs have not been reflected in the financial statements. While management believes that there is still a reasonable possibility of a material adverse outcome from the case with the Egg Products Plaintiffs, at the present time, it is not possible to estimate the amount of monetary exposure, if any, to the Company due to a range of factors, including the following among others: the matter is in the early stages of preparing for trial following remand; any trial will be before a different judge and jury in a different court than prior related cases; there are significant factual issues to be resolved; and there are requests for damages other than compensatory damages (i.e., injunction and treble money damages).

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

The trial in the case began in September 2009 and concluded in February 2010. The case was tried without a jury, and the court has not yet issued its ruling. Management believes the risk of material loss related to this matter to be remote.

Other Matters

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

Note 19 - Related Party Transaction

At a special meeting on July 20, 2018, the Company’s stockholders approved amendments to the Company’s certificate of incorporation in order to facilitate estate planning for the Company's founder and Chairman Emeritus, Mr. Fred R. Adams, Jr. The Company incurred legal and other fees in conjunction with these amendments. In connection with the negotiations relating to these amendments, Mr. Adams, through a conservatorship of which Mrs. Jean Reed Adams (the spouse of Mr. Adams) and Mr. Adolphus B. Baker (our Chief Executive Officer and Chairman of the Board) at the time were co-conservators, reimbursed the Company $750,000 of these fees in fiscal 2019.

Note 20 - Quarterly Financial Data:  (unaudited, amount in thousands, except per share data):

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$241,166	$311,522	$345,588	$453,333
Gross profit (loss)	(21,125)	29,375	49,828	121,510
Operating income (loss)	(63,470)	(16,565)	5,212	76,092
Net income (loss)	(45,721)	(10,186)	13,771	60,464
Net income (loss) attributable to Cal-Maine Foods, Inc.	(45,760)	(10,061)	13,749	60,463
Net income (loss) per share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.94)	$(0.21)	$0.28	$1.25
Diluted	$(0.94)	$(0.21)	$0.28	$1.24

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$340,583	$356,040	$383,993	$280,572
Gross profit	57,128	70,535	82,441	12,755
Operating income (loss)	12,677	25,334	38,190	(30,420)
Net income (loss)	12,743	22,006	39,865	(19,552)
Net income (loss) attributable to Cal-Maine Foods, Inc.	12,406	21,807	39,777	(19,761)
Net income (loss) per share attributable to Cal-Maine Foods, Inc.:
Basic	$0.26	$0.45	$0.82	$(0.41)
Diluted	$0.26	$0.45	$0.82	$(0.41)

Results of the fourth quarter of fiscal 2020 include a $2.4 million income tax benefit related to the net operating loss carryback provisions allowed by the CARES Act.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended May 30, 2020, June 1, 2019, and June 2, 2018
(in thousands)

໿

Description	Balance at Beginning of Period	Charged to Cost and Expense	Write-off of Accounts	Balance at End of Period

Year ended May 30, 2020
Allowance for doubtful accounts	$206	$550	$13	$743

Year ended June 1, 2019
Allowance for doubtful accounts	$268	$42	$104	$206

Year ended June 2, 2018
Allowance for doubtful accounts	$386	$10	$128	$268
໿

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of May 30, 2020 at the reasonable assurance level.

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

1.Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, together with other financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

2.Our management, in accordance with Rule 13a-15(c) under the Exchange Act and with the participation of our Chief Executive Officer and Chief Financial Officer, together with other financial officers, evaluated the effectiveness of our internal control over financial reporting as of May 30, 2020. The framework on which management’s evaluation of our internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3.Management has determined that our internal control over financial reporting as of May 30, 2020 is effective. It is noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, but rather reasonable assurance of achieving such objectives.

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

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Jackson, Mississippi

Opinion on Internal Control Over Financial Reporting

We have audited Cal-Maine Foods, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of May 30, 2020, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as May 30, 2020, based on criteria established in 2013 Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows of the Company and our report dated July 17, 2020 expressed an unqualified opinion.

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

/s/ Frost, PLLC

Little Rock, Arkansas
July 17, 2020

(c)Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the effectiveness, as of May 30, 2020, of our internal control over financial reporting, management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended May 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning directors, executive officers and corporate governance required by Item 10 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2020 Annual Meeting of Shareholders.

We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the chief executive and principal financial and accounting officers of the Company. We will provide a copy of the code free of charge to any person that requests a copy by writing to:

        Cal-Maine Foods, Inc.
        P.O. Box 2960
        Jackson, Mississippi 39207
        Attn.:  Investor Relations

Requests can be made by phone at (601) 948-6813.

A copy is also available at our website www.calmainefoods.com. We intend to disclose any amendments to, or waivers from, the Code of Conduct and Ethics for Directors, Officers and Employees on our website promptly following the date of any such amendment or waiver. Information contained on our website is not a part of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation required by Item 11 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2020 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2020 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required by Item 13 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2020 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services required by Item 14 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2020 Annual Meeting of Shareholders.

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

(a)(3)Exhibits Required by Item 601 of Regulation S-K

See Part (b) of this Item 15.

(b)Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
4.1**	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement Regarding Common Stock, including Registration Rights Exhibit (attached) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 5, 2018
10.2*	Deferred Compensation Plan, dated December 28, 2006 (incorporated by reference to Exhibit 10.15 in the Registrant’s Form 8-K, filed January 4, 2007)
10.3
Credit Agreement, dated July 10, 2018, among the Registrant and BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BMO Harris Bank N.A. and Greenstone Farm Credit Services, ACA, as lenders, and BMO Capital Markets, as the sole Lead Arranger and sole Book Runner (incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed July 10, 2018)

10.4*	Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012)
10.5*	Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012)
10.6*	2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting held October 5, 2012, filed September 6, 2012)
10.7*
Form of Restricted Stock Agreement for 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 in the Registrant’s Form 10-K  for the year ended May 31, 2014, filed July 28, 2014)

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
*** Furnished herewith as an Exhibit
†Submitted electronically with this Annual Report on Form 10-K

(c)Financial Statement Schedules Required by Regulation S-X

The financial statement schedule required by Regulation S-X is filed at page 68. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi.

CAL-MAINE FOODS, INC.

/s/ Adolphus B. Baker
Adolphus B. Baker
Chief Executive Officer and Chairman of the Board
Date:	July 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adolphus B. Baker	Chief Executive Officer and	July 20, 2020
Adolphus B. Baker	Chairman of the Board
(Principal Executive Officer)

/s/ Max P. Bowman	Vice President, Chief Financial	July 20, 2020
Max P. Bowman	Officer and Director
(Principal Financial Officer)

/s/ Michael D. Castleberry	Vice President, Controller	July 20, 2020
Michael D. Castleberry	(Principal Accounting Officer)

/s/ Sherman L. Miller	President, Chief Operating	July 20, 2020
Sherman L. Miller	Officer and Director

/s/ Letitia C. Hughes	Director	July 20, 2020
Letitia C. Hughes

/s/ James E. Poole	Director	July 20, 2020
James E. Poole

/s/ Steve W. Sanders	Director	July 20, 2020
Steve W. Sanders