Form 10-Q
period 2020-08-29
CAL-MAINE FOODS INC
filed 2020-09-28
CIK 16160

Index
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 29, 2020

or

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
Yes ☐    No ☑

There were 43,971,800 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of September 28, 2020.

Index

2

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

	August 29, 2020	May 30, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$42,809	$78,130
Investment securities available-for-sale	150,524	154,163
Trade and other receivables, net	83,816	98,375
Inventories	189,222	187,216
Prepaid expenses and other current assets	6,813	4,367
Total current assets	473,184	522,251
Property, plant & equipment, net	568,598	557,375
Finance lease right-of-use asset, net	640	678
Operating lease right-of-use asset, net	2,332	2,531
Investments in unconsolidated entities	60,287	60,982
Goodwill	35,525	35,525
Intangible assets, net	22,069	22,816
Other long-term assets	5,245	4,536
Total Assets	$1,167,880	$1,206,694

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$76,885	$92,182
Current maturities of long-term debt	—	—
Current portion of finance lease obligation	207	205
Current portion of operating lease obligation	787	796
Total current liabilities	77,879	93,183
Long-term finance lease obligation	600	652
Long-term operating lease obligation	1,545	1,735
Other noncurrent liabilities	9,155	8,681
Deferred income taxes	86,756	92,768
Total liabilities	175,935	197,019
Commitments and contingencies - see Note 11
Stockholders’ equity:
Common stock ($0.01 par value):
Common stock - authorized 120,000 shares, issued 70,261 shares	703	703
Class A convertible common stock - authorized and issued 4,800 shares	48	48
Paid-in capital	61,267	60,372
Retained earnings	956,170	975,147
Accumulated other comprehensive income,net of tax	433	79
Common stock in treasury at cost – 26,289 shares at August 29, 2020 and 26,287 shares at May 30, 2020	(26,676)	(26,674)
Total stockholders’ equity	991,945	1,009,675
Total Liabilities and Stockholders' Equity	$1,167,880	$1,206,694

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Net sales	$292,782	$241,166
Cost of sales	276,017	262,291
Gross profit (loss)	16,765	(21,125)
Selling, general and administrative	43,965	42,475
(Gain) loss on disposal of fixed assets	23	(130)
Operating loss	(27,223)	(63,470)
Other income (expense):
Interest income, net	925	1,685
Royalty income	305	411
Equity loss of unconsolidated entities	(44)	(454)
Other, net	512	1,336
Total other income, net	1,698	2,978
Loss before income taxes	(25,525)	(60,492)
Income tax benefit	(6,126)	(14,771)
Net loss	(19,399)	(45,721)
Less: Income attributable to noncontrolling interest	—	39
Net loss attributable to Cal-Maine Foods, Inc.	$(19,399)	$(45,760)

Net loss per common share attributable to Cal-Maine Foods, Inc.:
Basic	$(0.40)	$(0.94)
Diluted	$(0.40)	$(0.94)
Weighted average shares outstanding:
Basic	48,501	48,446
Diluted	48,501	48,446

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Net loss	$(19,399)	$(45,721)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	468	(584)
Income tax (benefit) expense related to items of other comprehensive income	(114)	142
Other comprehensive income (loss), net of tax	354	(442)
Comprehensive loss	(19,045)	(46,163)
Less: Comprehensive income attributable to the noncontrolling interest	—	39
Comprehensive loss attributable to Cal-Maine Foods, Inc.	$(19,045)	$(46,202)

See Notes to Condensed Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Operating activities:
Net loss	$(19,399)	$(45,721)
Depreciation and amortization	14,744	13,620
Impairment loss on property, plant & equipment	—	2,919
Other adjustments, net	(10,145)	(31,496)
Net cash used in operations	(14,800)	(60,678)

Investing activities:
Purchases of investment securities	(24,195)	(9,108)
Sales and maturities of investment securities	28,231	69,919
Distributions from unconsolidated entities	650	858
Purchases of property, plant and equipment	(25,338)	(23,670)
Net proceeds from disposal of property, plant and equipment	181	1,383
Net cash provided by (used in) investing activities	(20,471)	39,382

Financing activities:
Purchase of common stock by treasury	—	(11)
Distributions to noncontrolling interests	—	(756)
Principal payments on long-term debt	—	(750)
Principal payments on finance lease	(50)	(48)
Net cash used in financing activities	(50)	(1,565)

Net change in cash and cash equivalents	(35,321)	(22,861)

Cash and cash equivalents at beginning of period	78,130	69,247
Cash and cash equivalents at end of period	$42,809	$46,386

Supplemental Information:
Cash paid for operating leases	$237	$197
Interest paid	$(65)	$(90)

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 29, 2020
(unaudited)
Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Cal-Maine Foods, Inc. and its subsidiaries (the "Company," "we," "us," "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2020, (the "2020 Annual Report"). These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and, in the opinion of management, consist of adjustments of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of operating results for the entire fiscal year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to May 31. Each of the three-month periods ended on August 29, 2020 and August 31, 2019 included 13 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions might change materially in future periods in response to COVID-19.

Trade Receivables

Trades receivables are stated at their carrying values, which includes a reserve for credit losses. At August 29, 2020 and May 30, 2020, reserves for credit losses were $631 thousand and $744 thousand, respectively. The Company extends credit to customers based on an evaluation of each customer's financial condition and credit history. Collateral is generally not required. The Company minimizes exposure to counter party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. In determining our reserve for credit losses, receivables are pooled according to age, with each pool assigned an expected loss based on historical loss information adjusted as needed for economic and other forward-looking factors.

Change in Accounting Principle
Effective May 31, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance replaces the prior “incurred loss” approach with an “expected loss” model and requires measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted the guidance on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company evaluated its current methodology of estimating allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. The Company finalized its assessment of the impact of the amended guidance and recorded a $422 thousand cumulative increase to retained earnings at May 31, 2020.

Index
Note 2 - Investment Securities

The following represents the Company’s investment securities as of August 29, 2020 and May 30, 2020 (in thousands):

August 29, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$16,255	$131	$—	$16,386
Commercial paper	7,735	2	—	7,737
Corporate bonds	121,037	1,704	—	122,741
Certificates of deposits	1,002	1	—	1,003
Asset backed securities	2,636	21	—	2,657
Total current investment securities	$148,665	$1,859	$—	$150,524

Mutual funds	$2,019	$1,229	$—	$3,248
Total noncurrent investment securities	$2,019	$1,229	$—	$3,248

May 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$16,093	$86	$—	$16,179
Commercial paper	6,965	17	—	6,982
Corporate bonds	125,594	1,274	—	126,868
Certificates of deposits	1,492	—	—	1,492
Asset backed securities	2,629	13	—	2,642
Total current investment securities	$152,773	$1,390	$—	$154,163

Mutual funds	$2,005	$744	$—	$2,749
Total noncurrent investment securities	$2,005	$744	$—	$2,749

Available-for-sale
Proceeds from sales and maturities of investment securities available-for-sale were $28.2 million and $68.9 million during the thirteen weeks ended August 29, 2020 and August 31, 2019, respectively. Gross realized gains for the thirteen weeks ended August 29, 2020 and August 31, 2019 were $28,000 and $9,000, respectively.  There were no gross realized losses for the thirteen weeks ended August 29, 2020 and August 31, 2019. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at August 29, 2020 are as follows (in thousands):

Estimated Fair Value
Within one year	$79,533
1-5 years	70,991
Total	$150,524

Noncurrent
The mutual funds are classified as “Other long-term assets” in the Company’s Condensed Consolidated Balance Sheets. Gains and losses are recognized in Other income (expenses) as Other, net in the Condensed Consolidated Statements of Operations.

There were no sales of noncurrent investment securities during the thirteen weeks ended August 29, 2020. Proceeds from sales and maturities of noncurrent investment securities were $1.0 million during the thirteen weeks ended August 31, 2019. Gross realized gains for the thirteen weeks ended August 31, 2019 were $549,000.  There were no realized losses for the thirteen weeks ended August 29, 2020 and August 31, 2019. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method.

໿

Index
Note 3 - Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of August 29, 2020 and May 30, 2020 (in thousands):

August 29, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$16,386	$—	$16,386
Commercial paper	—	7,737	—	7,737
Corporate bonds	—	122,741	—	122,741
Certificates of deposits	—	1,003	—	1,003
Asset backed securities	—	2,657	—	2,657
Mutual funds	3,248	—	—	3,248
Total assets measured at fair value	$3,248	$150,524	$—	$153,772

May 30, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$16,179	$—	$16,179
Commercial paper	—	6,982	—	6,982
Corporate bonds	—	126,868	—	126,868
Certificates of deposits	—	1,492	—	1,492
Asset backed securities	—	2,642	—	2,642
Mutual funds	2,749	—	—	2,749
Total assets measured at fair value	$2,749	$154,163	$—	$156,912

Index
Investment securities – available-for-sale classified as level 2 consist of securities with maturities of three months or longer when purchased. We classified these securities as current, because amounts invested are available for current operations. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

໿
໿
Note 4 - Inventories

Inventories consisted of the following as of August 29, 2020 and May 30, 2020 (in thousands):

	August 29, 2020	May 30, 2020
Flocks, net of amortization	$115,770	$110,198
Eggs and egg products	17,165	18,487
Feed and supplies	56,287	58,531
	$189,222	$187,216

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at August 29, 2020 consisted of approximately 9.1 million pullets and breeders and 40.8 million layers.

Note 5 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the first quarter of fiscal 2021, the amount of cumulative losses to be recovered before payment of a dividend was $20.8 million.

On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Net loss attributable to Cal-Maine Foods, Inc.	$(19,399)	$(45,760)
Cumulative losses to be recovered prior to payment of divided at beginning of period	(1,370)	(19,761)
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$—	$—

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	—

Common stock outstanding (shares)	43,972
Class A common stock outstanding (shares)	4,800
Total common stock outstanding (shares)	48,772

Dividends per common share*	$—
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Index
Note 6 - Equity

The following reflects the equity activity, for the thirteen weeks ended August 29, 2020 and August 31, 2019 (in thousands):

	Thirteen Weeks Ended August 29, 2020
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Total
Balance at May 30, 2020	$703	$48	$(26,674)	$60,372	$79	$975,147	$1,009,675
Impact of ASC 326, see Note 1	—	—	—	—	—	422	422
Balance at May 31, 2020	703	48	(26,674)	60,372	79	975,569	1,010,097
Other comprehensive income, net of tax	—	—	—	—	354	—	354
Restricted stock forfeitures	—	—	(2)	2	—	—	—
Restricted stock compensation	—	—	—	893	—	—	893
Net loss	—	—	—	—	—	(19,399)	(19,399)
Balance at August 29, 2020	$703	$48	$(26,676)	$61,267	$433	$956,170	$991,945

໿

	Thirteen Weeks Ended August 31, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 1, 2019	$703	$48	$(25,866)	$56,857	$355	$954,527	$3,182	$989,806
Other comprehensive loss, net of tax	—	—	—	—	(442)	—	—	(442)
Restricted stock forfeitures	—	—	(1)	1	—	—	—	—
Purchase of company stock - shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	(11)	—	—	—	—	(11)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(755)	(755)
Restricted stock compensation	—	—	—	890	—	—	—	890
Net income (loss)	—	—	—	—	—	(45,760)	39	(45,721)
Balance at August 31, 2019	$703	$48	$(25,878)	$57,748	$(87)	$908,767	$2,466	$943,767

Note 7 - Net Loss per Common Share

Basic net loss per share attributable to Cal-Maine Foods, Inc. is based on the weighted average Common Stock and Class A Common Stock outstanding. Diluted net income per share attributable to Cal-Maine Foods, Inc. is based on weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. Restricted shares of 139 thousand and 110 thousand were antidilutive due to the net loss for the thirteen weeks ended August 29, 2020 and August 31, 2019, respectively. These shares were not included in the diluted net loss per share calculation.

Index
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Cal-Maine Foods, Inc. (amounts in thousands, except per share data):

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Numerator
Net loss	$(19,399)	$(45,721)
Less: Income attributable to noncontrolling interest	—	39
Net loss attributable to Cal-Maine Foods, Inc.	$(19,399)	$(45,760)

Denominator
Weighted-average common shares outstanding, basic	48,501	48,446
Weighted-average common shares outstanding, diluted	48,501	48,446

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.
Basic	$(0.40)	$(0.94)
Diluted	$(0.40)	$(0.94)

Note 8 - Revenue Recognition

Satisfaction of Performance Obligation
The vast majority of the Company’s revenue is derived from contracts with customers based on the customer placing an order for products. Pricing for the most part is determined when the Company and the customer agree upon the specific order, which establishes the contract for that order.
Revenues are recognized in an amount that reflects the net consideration we expect to receive in exchange for the goods.  Our shell eggs are sold at prices related to independently quoted wholesale market prices, negotiated prices or formulas related to our costs of production. The Company’s sales predominantly contain a single performance obligation. We recognize revenue upon satisfaction of the performance obligation with the customer, which typically occurs within days of the Company and the customer agreeing upon the order.
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

Index
Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Conventional shell egg sales	$155,384	$121,609
Specialty shell egg sales	129,245	111,208
Egg products	6,705	7,201
Other	1,448	1,148
	292,782	241,166

Contract Costs
The Company can incur costs to obtain or fulfill a contract with a customer. The amortization period of these costs is less than one year; therefore, they are expensed as incurred.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery. There are rarely contract assets or liabilities related to performance under the contract and they are generally immaterial to the financial statements.

Note 9 - Leases

Expenses related to operating leases, amortization of finance leases, right-of-use assets, and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists of the following (in thousands):

13 Weeks Ended August 29, 2020
Operating Lease cost	$237
Finance Lease cost
Amortization of right-of-use asset	$38
Interest on lease obligations	$9
Short term lease cost	$853

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of August 29, 2020
	Operating Leases	Finance Leases
Remainder fiscal 2021	$695	$180
2022	806	239
2023	539	239
2024	380	218
2025	130	—
2026	26	—
Thereafter	5	—
Total	2,581	876
Less imputed interest	(249)	(69)
Total	$2,332	$807

Index
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of August 29, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.3	3.3
Weighted-average discount rate	5.9%	4.9%

Note 10 - Stock Based Compensation

Total stock based compensation expense was $893 thousand and $891 thousand for the thirteen weeks ended August 29, 2020 and August 31, 2019, respectively.

Unrecognized compensation expense as a result of non-vested shares of the 2012 Omnibus Long-Term Incentive Plan at August 29, 2020 of $5.3 million will be recorded over a weighted average period of 1.9 years.  Refer to Note 16 of our audited financial statements in our 2020 Annual Report for further information on our stock compensation plans.

The Company’s restricted share activity for the thirteen weeks ended August 29, 2020 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 30, 2020	273,046	$41.36
Granted	—	—
Vested	—	—
Forfeited	(1,964)	41.47
Outstanding, August 29, 2020	271,082	$41.36

Note 11 - Commitments and Contingencies

Financial Instruments

The Company maintained standby letters of credit ("LOC") totaling $4.3 million at August 29, 2020 which were issued under the Company's Revolving Credit Facility.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

LEGAL PROCEEDINGS

State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC

On April 23, 2020, the Company and Wharton County Foods, LLC (“WCF”) were named as defendants in State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC, Cause No. 2020-25427, in the District Court of Harris County, Texas. The State of Texas (“the State”) asserted claims based on the Company’s and WCF’s alleged violation of the Texas Deceptive Trade Practices—Consumer Protection Act, Tex. Bus. & Com. Code §§ 17.41-17.63 (“DTPA”). The State claimed that the Company and WCF offered shell eggs at excessive or exorbitant prices during the COVID-19 state of emergency and made misleading statements about shell egg prices. The State sought temporary and permanent injunctions against the Company and WCF to prevent further alleged violations of the DTPA, along with over $100,000 in damages. On August 13, 2020, the court granted the defendants’ motion to dismiss the State of Texas’s original petition with prejudice. On September 11, 2020, the State of Texas filed a notice of appeal, which has been assigned to the Texas Court of Appeals for the First District. Management believes the risk of material loss related to this matter to be remote.

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

Index
over 65 years old. This case is in the early stages, and no responsive pleading has been filed at this point. Management believes the risk of material loss related to this matter to be remote.

Fraser et al. v. Cal-Maine Foods, Inc. et al.

On April 20, 2020, the Company was named as one of several defendants in Fraser et al. v. Cal-Maine Foods, Inc. et al., Case No. 3:20-cv-2733, in the Northern District of California. The defendants include numerous grocery stores, retailers, producers, and farms. Plaintiffs allege that defendants violated the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200 et seq. by unjustifiably raising the price of eggs by more than 10% during the declared state of emergency. Plaintiffs request class certification of all consumers who purchased eggs in California sold, distributed, produced, or handled by any of the defendants during the COVID-19 state of emergency. Plaintiffs seek to enjoin the Company and other defendants from selling eggs at a price more than 10% greater than the price of eggs prior to the declaration of emergency along with over $5,000,000 in damages. On July 29, 2020, the Company was voluntarily dismissed without prejudice in this case.

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

On September 13, 2019, the case with the Egg Products Plaintiffs was remanded from a multi-district litigation proceeding in the United States District Court for the Eastern District of Pennsylvania, In re Processed Egg Products Antitrust Litigation, MDL No. 2002, to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al. v. United Egg Producers, Inc. et al., Case No. 1:11-cv-8808, for trial. The Egg Products Plaintiffs allege that the Company and other defendants violated Section 1 of the Sherman Act, 15. U.S.C. § 1, by agreeing to limit the production of eggs and thereby illegally to raise the prices that plaintiffs paid for processed egg products. In particular, the Egg Products Plaintiffs are attacking certain features of the United Egg Producers animal-welfare guidelines and program used by the Company and many other egg producers. The Egg Products Plaintiffs seek to enjoin the Company and other defendants from engaging in antitrust violations and seek treble money damages. The parties filed a joint status report on May 18, 2020, but no schedule has yet been entered by the court. It appears that the case will not be tried until 2021.

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

The Company intends to continue to defend the remaining case with the Egg Products Plaintiffs as vigorously as possible based on defenses which the Company believes are meritorious and provable. Adjustments, if any, which might result from the resolution of this remaining matter with the Egg Products Plaintiffs have not been reflected in the financial statements. While management believes that there is still a reasonable possibility of a material adverse outcome from the case with the Egg Products Plaintiffs, at the present time, it is not possible to estimate the amount of monetary exposure, if any, to the Company due to a range of factors, including the following, among others: the matter is in the early stages of preparing for trial following remand; any trial will be before a different judge and jury in a different court than prior related cases; there are significant factual issues to be resolved; and there are requests for damages other than compensatory damages (i.e., injunction and treble money damages).

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

Index
Other Matters

In addition to the above, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

Note 12 - Related Party Transaction

On August 24, 2020, Mrs. Jean Reed Adams, the wife of the Company’s late founder Fred R. Adams, Jr., and the Fred R. Adams, Jr. Daughters’ Trust, dated July 20, 2018 (the “Daughters’ Trust”), of which the daughters of Mr. Adams are beneficiaries (together, the “Selling Stockholders”), completed a registered secondary public offering of 6,900,000 shares of Common Stock held by them, pursuant to a previously disclosed Agreement Regarding Common Stock (the “Agreement”) filed as an exhibit to our 2020 Annual Report. Mrs. Adams and the Daughters’ Trust advised the Company that they were conducting the offering in order to pay estate taxes related to the settlement of Mr. Adam’s estate and to obtain liquidity. The public offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-227742), including the Prospectus contained therein dated October 9, 2018, and a related Prospectus Supplement dated August 19, 2020, each of which is on file with the Securities and Exchange Commission. The public offering involved only the sale of shares of Common Stock that were already outstanding, and thus the Company did not issue any new shares or raise any additional capital in the offering. The expenses of the offering (not including the underwriting discount and legal fees and expenses of legal counsel for the Selling Stockholders, which will be paid by the Selling Stockholders) are estimated at approximately $1,070,000 and are payable by the Company. However, pursuant to the Agreement, the Selling Stockholders are obligated to reimburse the Company for one-half of all such expenses incurred by the Company in connection with the offering.

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2020 (the "2020 Annual Report"), and the accompanying financial statements and notes included in Part II, Item 8 of the 2020 Annual Report and in Part I, Item I of this Quarterly Report on Form 10-Q ("Quarterly Report").

This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of the COVID-19 pandemic, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, and other projected operating data, including anticipated results of operations and financial condition.  Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plans,” “projected,” “contemplates,” “anticipates,” or similar words.  Actual outcomes or results could differ materially from those projected in the forward-looking statements.  The forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding the Company and its industry.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and may be beyond our control.  The factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others, (i) the risk factors set forth in Part I, Item 1A of the 2020 Annual Report (ii) the risks and hazards inherent in the shell egg business (including disease, pests, weather conditions, and potential for product recall), (iii) changes in the demand for and market prices of shell eggs and feed costs, (iv) our ability to predict and meet demand for cage-free and other specialty eggs, (v) risks, changes, or obligations that could result from our future acquisition of new flocks or businesses and risks or changes that may cause conditions to completing a pending acquisition not to be met, (vi) risks relating to the evolving COVID-19 pandemic, and (vii) adverse results in pending litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  Further, forward-looking statements included herein are only made as of the respective dates thereof, or if no date is stated, as of the date hereof.  Except as otherwise required by law, we disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events, or otherwise.

GENERAL

Cal-Maine Foods, Inc. is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our operations are fully integrated under one operating segment. We are the largest producer and distributor of fresh shell eggs in the United States. Our total flock of approximately 40.8 million layers and 9.1 million pullets and breeders is the largest in the U.S. We sell most of our shell eggs to a diverse group of customers, including national and regional grocery store chains, club stores, companies servicing independent supermarkets in the U.S., food service distributors, and egg product consumers in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

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

Index
Specialty shell eggs have been a significant and growing portion of the market. In recent years, a significant number of large restaurant chains, food service companies and grocery chains, including our largest customers, announced goals to transition to an exclusively cage-free egg supply chain by specified future dates. Additionally, several states, representing 23% of the U.S. total population according to the U.S. Census Bureau, have passed legislation requiring cage-free eggs by specified future dates, and other states are considering such legislation. For additional information, see the 2020 Annual Report, Part I, Item 1, “Business – Growth Strategy” and “– Government Regulation,” and the fifth risk factor in Part I, Item 1A, “Risk Factors.”

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

COVID-19

Since early 2020, the coronavirus ("COVID-19") outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. We understand the challenges and difficult economic environment facing the families in the communities where we live and work, and we are committed to helping where we can. One way we can do this is by providing food assistance to those in need, and Cal-Maine Foods has donated over 900,000 dozen eggs in the first quarter of 2021. We believe we are taking all reasonable precautions in the management of our operations in response to the COVID-19 pandemic. Our top priority is the health and safety of our employees, who work hard every day to produce eggs for our customers. As part of the nation's food supply, we work in a critical infrastructure industry, and believe we have a special responsibility to maintain our normal work schedule. As such, we are in regular communication with our managers across our operations and continue to closely monitor the situation in our facilities and in the communities where we live and work. We have implemented procedures designed to protect our employees, taking into account guidelines published by the Centers for Disease Control and other government health agencies, and we have strict sanitation protocols and biosecurity measures in place throughout our operations with restricted access to visitors. All non-essential corporate travel has been suspended. There are no known indications that COVID-19 affects hens or can be transferred through the food supply.

We continue to proactively monitor and manage operations during the COVID-19 pandemic, including additional related costs that we have incurred or may incur in the future. In the thirteen weeks ended August 29, 2020, we spent an additional $832 thousand related to the pandemic. The majority of the expenses were related to additional labor, primarily reflected in cost of sales.

EXECUTIVE OVERVIEW

For the first quarter of fiscal 2021, we recorded a gross profit of $16.8 million compared to a gross loss of $21.1 million for the first quarter of fiscal 2020. This largely resulted from an increase in our net average selling price for shell eggs, which was $1.078 and $0.915 for the first quarters of fiscal 2021 and 2020, respectively. Demand has steadied since the spike that occurred during our fourth quarter of fiscal 2020 when consumers purchased more eggs in anticipation of preparing more meals at home due to the COVID-19 pandemic, although retail demand remains higher in comparison to the first quarter of fiscal 2020. Our total dozens sold increased 3.8% to 264.0 million dozen shell eggs for the first quarter of fiscal 2021 compared to 254.4 million dozen shell eggs for the first quarter of fiscal 2020.

Index
For the first quarter of our fiscal year 2020, an oversupply of eggs negatively affected the price of conventional eggs, and demand for specialty eggs was negatively impacted by the low conventional egg prices. The daily average for the UB southeastern large index for first quarter of fiscal 2021 increased 13.1% from the same period in the prior year. Hen numbers reported by the USDA as of September 1, 2020, were 317.4 million, which is 15.1 million fewer hens than reported a year ago. The USDA reported that the hatch from January through August 2020 decreased 2.7 percent as compared to the same period last year, which will likely further reduce future egg supply levels. However, demand for eggs in foodservice is still down due to the pandemic brought by COVID-19, which we believe has kept the price of shell eggs lower in the retail market due to the extra supply that has entered the retail channel from foodservice.

Our farm production costs per dozen produced for the first quarter of fiscal 2021 decreased 4.3% or $0.032 compared to first quarter of fiscal 2020. The decrease was primarily due to lower feed costs and lower amortization of flocks due to selling flocks early in fiscal 2020 in response to market conditions.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended
	August 29, 2020	August 31, 2019
Net sales	100.0%	100.0%
Cost of sales	94.3%	108.8%
Gross profit	5.7%	(8.8)%
Selling, general and administrative	15.0%	17.6%
(Gain) loss on disposal of fixed assets	—%	(0.1)%
Operating loss	(9.3)%	(26.3)%
Total other income, net	0.6%	1.2%
Loss before income taxes	(8.7)%	(25.1)%
Income tax benefit	(2.1)%	(6.1)%
Net loss	(6.6)%	(19.0)%
Less: Income attributable to noncontrolling interest	—%	—%
Net loss attributable to Cal-Maine Foods, Inc.	(6.6)%	(19.0)%

NET SALES

Net sales for the first quarter ended August 29, 2020 were $292.8 million, an increase of $51.6 million, or 21.4%, compared to net sales of $241.2 million for the same period of fiscal 2020. The increase was primarily due to a 17.8% increase in egg selling prices which accounted for a $41.5 million increase in net sales. The net average selling price per dozen of shell eggs for the first quarters ended August 29, 2020 and August 31, 2019 was $1.078 and $0.915, respectively.

Net shell egg sales of $286.1 million and $234.0 million made up approximately 97.7% and 97.0% of net sales for the first quarters ended August 29, 2020 and August 31, 2019, respectively.  Dozens sold for the first quarter ended August 29, 2020 were 264.0 million, a 3.8% increase from 254.4 million dozen for the same period of fiscal 2020. The total volume increase accounted for a $10.3 million increase in net sales.

During the second quarter of fiscal 2020, we lost a portion of our conventional eggs sales to a major customer in the Southeast region. For the first quarter of fiscal 2021, the loss in business accounted for a decrease of 5.1% of total shell egg dozens and 6.9% of conventional shell egg dozens compared to the first quarter of fiscal 2020. We expect our new capacity additions and the decommissioning of older, less efficient facilities that occurred during fiscal 2020 will help optimize our operations, improve our sales mix, and better align our production and sales within the region.

The acquisition in the second quarter of fiscal 2020 of Mahard Egg Farm ("Mahard") had a positive impact on our conventional shell egg volumes and continued growth of our customer base. For the first quarter of fiscal 2021, this acquisition increased total shell egg dozens sold by 6.4% and conventional shell egg dozens sold by 8.2% compared to the first quarter of fiscal 2020.

Index
Furthermore, the acquisition opened up opportunities to streamline aspects of our operations, reduce costs and create efficiencies as we integrated Mahard into our operations.

Egg products accounted for 2.3% and 3.0% of net sales for the first quarters ended August 29, 2020 and August 31, 2019, respectively. These revenues were $6.7 million for the first quarter ended August 29, 2020, compared to $7.2 million for the same period in fiscal 2020, primarily due to decreased volume offset slightly by higher prices.

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):

	13 Weeks Ended
	August 29, 2020		August 31, 2019
Total net sales	$292,782		$241,166

Conventional	$155,384	54.3%	$121,609	52.0%
Specialty	129,245	45.2%	111,208	47.5%
Egg sales, net	284,629	99.5%	232,817	99.5%
Other	1,448	0.5%	1,148	0.5%
Net shell egg sales	$286,077	100.0%	$233,965	100.0%

Net shell egg sales as a percent of total net sales	97.7%		97.0%

Dozens sold:
Conventional	195,238	74.0%	194,915	76.6%
Specialty	68,756	26.0%	59,509	23.4%
Total dozens sold	263,994	100.0%	254,424	100.0%

Net average selling price per dozen:
Conventional	$0.796		$0.624
Specialty	$1.880		$1.869
All shell eggs	$1.078		$0.915

Conventional shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. In the first quarter ended August 29, 2020, conventional shell eggs represented approximately 54.3% of our shell egg revenue, compared to 52.0% for the same period of fiscal 2020. Sales of conventional shell eggs accounted for approximately 74.0% and 76.6% of total shell egg volume in the first quarters ended August 29, 2020 and August 31, 2019, respectively. In the first quarter ended August 29, 2020, revenue from conventional egg sales increased by $33.8 million compared to the same period in fiscal 2020, primarily due to an increase in net average selling prices. For the first quarters ended August 29, 2020 and August 31, 2019, our net average selling price for conventional eggs per dozen was $0.796 and $0.624, respectively.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold. For the first quarters ended August 29, 2020 and August 31, 2019, specialty eggs accounted for 45.2% and 47.5% of shell egg revenue, respectively. Specialty eggs accounted for 26.0% and 23.4% of shell egg volume in the first quarters ended August 29, 2020 and August 31, 2019, respectively. Revenue from specialty egg sales increased by $18.0 million for the first quarter ended August 29, 2020 compared to the same period in fiscal 2020 due to both a 15.5% increase in volume of specialty eggs sold and a slight increase in net average selling price. Demand for specialty eggs was positively impacted by the higher conventional egg prices as compared to same period in the prior year. Specialty egg retail prices are less cyclical than conventional shell egg prices and are generally higher due to consumer willingness to pay more for specialty eggs.

The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other miscellaneous products, which are included with our shell egg operations.

Index
Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiaries American Egg Products, LLC and Texas Egg Products, LLC.

For the first quarter of fiscal 2021, egg product sales were $6.7 million, a decrease of $500 thousand, or 6.9%, compared to $7.2 million for the same period of fiscal 2020. Pounds sold for the first quarter ended August 29, 2020 were 15.0 million, a decrease of 2.3 million, or 13.3%, compared to the same period of fiscal 2020. The selling price per pound for the first quarter ended August 29, 2020 was $0.446 compared to $0.415 for the same period of fiscal 2020, an increase of $0.031 or 7.5%.

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

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended
	August 29, 2020	August 31, 2019	% Change
Cost of Sales:
Farm production	$161,863	$157,580	2.7%
Processing, packaging, and warehouse	59,869	53,922	11.0%
Egg purchases and other (including change in inventory)	48,933	42,520	15.1%
Total shell eggs	270,665	254,022	6.6%
Egg products	5,352	5,350	—%
Other	—	2,919	(100.0)%
Total	$276,017	$262,291	5.2%

Farm production costs (per dozen produced)
Feed	$0.388	$0.411	(5.6)%
Other	$0.328	$0.337	(2.7)%
Total	$0.716	$0.748	(4.3)%

Outside egg purchases (average cost per dozen)	$1.04	$0.88	18.2%

Dozen produced	231,161	214,298	7.9%
Dozen sold	263,994	254,424	3.8%

Cost of sales for the first quarter of fiscal 2021 was $276.0 million, an increase of $13.7 million, or 5.2%, from $262.3 million for the same period of fiscal 2020. Outside egg purchase expense increased due to purchasing a larger volume at an increased cost in the first quarter of fiscal 2021. Processing costs increased due to a 6.6% increase in the volume of eggs processed compared to the same period of the prior year. The cost of packaging materials increased compared to the prior year period as the retail channel demand increased due to the pandemic. The pandemic also led to an increase in labor costs. Farm production costs for the first quarter ended August 29, 2020 was $161.9 million, compared to $157.6 million for the comparable period of fiscal 2020, an increase of $4.3 million, which is primarily due to an increase in production volume. Dozens produced increased by 7.9% compared to the same period of fiscal 2020. Feed cost per dozen for the quarter ended August 29, 2020 was $0.388, compared to $0.411 per dozen for the comparable period of fiscal 2020, a decrease of 5.6%. Other farm production costs per dozen produced decreased 2.7% to $0.328 for the quarter ended August 29, 2020, compared to $0.337 for the same period of last year primarily from lower amortization expense. In the prior fiscal year we incurred higher amortization expense due to selling flocks early in fiscal 2020 in response to market conditions.

Index
Included in cost of sales for the quarter ended August 31, 2019 is a $2.9 million impairment charge related to decommissioning some of our older, less efficient production facilities as we continue to invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Looking forward to the end of fiscal 2021, according to USDA reports, current supplies of corn and soybeans are favorable, and we believe we will continue to have an adequate supply of both grains throughout fiscal 2021. However, current ongoing uncertainties and supply chain disruptions related to the COVID-19 outbreak, weather and geopolitical issues surrounding trade agreements and international tariffs may lead to further price volatility.

GROSS PROFIT (LOSS)

Gross profit for the first quarter of fiscal 2021 was $16.8 million compared to a gross loss of $21.1 million for the same period of fiscal 2020. This increase was primarily due to the increase in shell egg selling prices.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses ("SGA") include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our SGA expenses (in thousands):

	13 Weeks Ended
	August 29, 2020	August 31, 2019	$ Change	% Change
Specialty egg expense	$12,697	$11,475	$1,222	10.6%
Delivery expense	12,494	12,508	(14)	(0.1)%
Payroll, taxes and benefits	11,301	10,495	806	7.7%
Stock compensation expense	893	891	2	0.2%
Other expenses	6,580	7,106	(526)	(7.4)%
Total	$43,965	$42,475	$1,490	3.5%

For the first quarter of fiscal 2021, selling, general, and administrative expense was $44.0 million compared to $42.5 million for the first quarter ended August 31, 2019. Specialty egg expense increased $1.2 million, or 10.6%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 15.5% for the first quarter ended August 29, 2020. Payroll, taxes and benefits increased $806 thousand or 7.7% compared to the same period in the prior year primarily due to increases in salary and bonus expenses.

Other expenses decreased $526 thousand or 7.4% compared to same period in fiscal 2020. This decrease is primarily due to return of brokerage commissions on property and casualty insurance placements refunded after final reconciliation of all brokerage service agreements.

Included in Other expenses of approximately $535 thousand relating to the secondary public offering completed in August 2020 by the wife of our late founder and a trust of which his daughters are beneficiaries. For more information, see Note 12 – Related Party Transaction of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

OPERATING LOSS

For the thirteen weeks ended August 29, 2020, we recorded an operating loss of $27.2 million compared to an operating loss of $63.5 million for the same period of fiscal 2020.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged to, or related to, operations such as interest income and expense, royalty income, equity in income or loss of unconsolidated entities, and patronage income, among other items.

For the first quarter of fiscal 2021, we earned $996 thousand of interest income compared to $1.8 million for the same period of fiscal 2020. The decrease resulted from lower investable balances and significantly lower interest rates. The Company recorded interest expense of $71 thousand and $90 thousand for the first quarters ended August 29, 2020 and August 31, 2019, respectively.

Index

Equity loss of unconsolidated entities for the first quarter ended August 29, 2020 was $44 thousand compared to $454 thousand for the same period of fiscal 2020. The increase in income of $410 thousand is primarily due to the increase in egg selling prices impacting the profitability of our joint ventures.

Other, net for the first quarter ended August 29, 2020, was income of $512 thousand compared to income of $1.3 million for the same period of fiscal 2020. The decrease is primarily driven by lower realized and unrealized gains in equity securities available-for-sale.

INCOME TAXES

For the first quarter of fiscal 2021, pre-tax loss was $25.5 million compared to $60.5 million for the same period of fiscal 2020. For the first quarter ended August 29, 2020, an income tax benefit of $6.1 million was recorded with an effective tax rate of 24.0%, compared to $14.8 million for the comparable period of fiscal 2020, which reflects an effective tax rate of 24.4%.

At August 29, 2020, trade and other receivables included income taxes receivables of $9.7 million compared to $9.9 million at May 30, 2020.

Our effective rate differs from the federal statutory income tax rate due to state income taxes, certain federal tax credits and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, certain nondeductible expenses and net income or loss attributable to noncontrolling interest.

NET LOSS ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net loss for the first quarter ended August 29, 2020 was $19.4 million, or $0.40 per basic and diluted share, compared to $45.8 million or $0.94 per basic and diluted share for the same period of fiscal 2020.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at August 29, 2020 was $395.3 million, compared to $429.1 million at May 30, 2020. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 6.08 at August 29, 2020, compared with 5.60 at May 30, 2020.

We had no long-term debt outstanding at August 29, 2020 or May 20, 2020. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (“the Revolving Credit Facility”). As of August 29, 2020, no amounts were borrowed under the Revolving Credit Facility. We have $4.3 million in outstanding standby letters of credit, which were issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Note 10 of our audited financial statements included in our 2020 Annual Report for further information regarding our long-term debt.

For the first quarter of fiscal 2021, $14.8 million in net cash was used in operating activities, compared to $60.7 million used in operating activities for the comparable period in fiscal 2020. An increase in egg selling prices compared to the prior year period contributed to our increase in cash used in operations. Other adjustments, net increased primarily due to the decrease in trade receivable balances.

We continue to invest in our facilities with $25.3 million used to purchase property, plant and equipment for the first quarter ended August 29, 2020 compared to $23.7 million in the same period of fiscal 2020.  Sales and maturities of investment securities, net of purchases, were $4.0 million for the first quarter of fiscal 2021 compared to $60.8 million for the first quarter of fiscal 2020. We received $650 thousand in distributions from unconsolidated entities during the first quarter ended August 29, 2020 compared to $858 thousand for the same period fiscal of 2020. We used $50 thousand for principal payments on finance leases in the first quarter of fiscal 2021 compared to $798 thousand for principal payments on long-term debt and finance leases for the same period of fiscal 2020.

As of August 29, 2020, cash decreased $35.3 million since May 30, 2020 compared to a decrease of $22.9 million during the same period of fiscal 2020.

Index
We continue to monitor the increasing demand for cage-free, organic and other specialty eggs in order to meet our customers' demand. We have invested over $389.9 million in facilities, equipment and related operations to expand our cage-free production starting with our first facility in 2008. The following table presents current material construction projects approved as of August 29, 2020 (in thousands):

Project(s) Type	Projected Completion	Projected Cost	Spent as of August 29, 2020	Remaining Projected Cost
Convertible/Cage-Free Layer Houses & Pullet Houses	Fiscal 2021	38,032	31,328	6,704
Cage-Free Layer & Pullet Houses/Processing Facility	Fiscal 2022	87,204	63,386	23,818
		125,236	94,714	30,522

We believe our current cash balances, investments, cash flows from operations, and Revolving Credit Facility will be sufficient to fund our current and projected capital needs for at least the next twelve months.

RECENTLY ISSUED/ADOPTED ACCOUNTING STANDARDS

For information on changes in accounting principles and new accounting policies, see Note 1 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our 2020 Annual Report, and as described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in such 2020 Annual Report and this Quarterly Report. Except for the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), there have been no changes to our significant accounting policies described in our 2020 Annual Report. In addition, there have been no changes to our critical accounting policies identified in our 2020 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of August 29, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Refer to the discussion of certain legal proceedings involving the Company and/or its subsidiaries in (i) our 2020 Annual Report, Part I Item 3: Legal Proceedings, and Part II Item 8, Notes to Consolidated Financial Statements and Supplementary Data, Note 18: Commitments and Contingencies, and (ii) in this Quarterly Report in Note 11: Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.

Index
ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors previously disclosed in the 2020 Annual Report.

We are controlled by the family of our late founder, Fred R. Adams, Jr. Adolphus B. Baker, our Chief Executive Officer and Chairman of our Board of Directors controls the vote of 100% of our outstanding Class A Common Stock.

Fred R. Adams, Jr., our Founder and Chairman Emeritus died on March 29, 2020. Mr. Adams’ son-in-law, Adolphus B. Baker, our Chief Executive Officer and Chairman of our board of directors, Mr. Baker’s spouse and her three sisters (who are Mr. Adams’ four daughters) beneficially own, directly or indirectly through related entities, 100% of our outstanding Class A Common Stock, controlling approximately 52.2% of our total voting power. Additionally, such persons and Jean Reed Adams (“Mrs. Adams”), the wife of our late founder, Fred R. Adams, Jr., also have additional voting power due to beneficial ownership of our Common Stock, directly or indirectly through related entities, resulting in family voting control of approximately 57.7% of our total voting power. Mr. Baker controls the vote of 100% of our outstanding Class A Common Stock.

We understand that the Adams and Baker families intend to retain ownership of a sufficient amount of our Common Stock and our Class A Common Stock to assure continued ownership of more than 50% of the voting power of our outstanding shares of capital stock. As a result of this ownership, the Adams and Baker families have the ability to exert substantial influence over matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, and any merger, consolidation, or sale of all or substantially all of our assets, or other corporate transactions. Delaware law provides that the holders of a majority of the voting power of shares entitled to vote must approve certain fundamental corporate transactions such as a merger, consolidation and sale of all or substantially all of a corporation’s assets; accordingly, such a transaction involving us and requiring stockholder approval cannot be effected without the approval of the Adams and Baker families. Such ownership will make an unsolicited acquisition of our Company more difficult and discourage certain types of transactions involving a change of control of our Company, including transactions in which the holders of our Common Stock might otherwise receive a premium for their shares over then current market prices. The Adams and Baker families’ controlling ownership of our capital stock may adversely affect the market price of our Common Stock.

The price of our Common Stock may be affected by the availability of shares for sale in the market, and you may experience significant dilution as a result of future issuances of our securities, which could materially and adversely affect the market price of our Common Stock.

The sale or availability for sale of substantial amounts of our Common Stock could adversely impact its price. Our articles of incorporation authorize us to issue 120,000,000 shares of our Common Stock. As of September 28, 2020, there were 43,971,800 shares of our Common Stock outstanding. Accordingly, a substantial number of shares of our Common Stock are outstanding and are, or could become, available for sale in the market. In addition, we may be obligated to issue additional shares of our Common Stock in connection with employee benefit plans (including equity incentive plans).

In the future, we may decide to raise capital through offerings of our Common Stock, additional securities convertible into or exchangeable for Common Stock, or rights to acquire these securities or our Common Stock. The issuance of additional shares of our Common Stock or additional securities convertible into or exchangeable for our Common Stock could result in dilution of existing stockholders’ equity interests in us. Issuances of substantial amounts of our Common Stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for our Common Stock, and we cannot predict the effect this dilution may have on the price of our Common Stock.

As described in Note 12 – Related Party Transaction of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, in August 2020 Mrs. Adams and the Daughters’ Trust (of which the daughters of our late founder are beneficiaries) sold 6.9 million shares of Common Stock in a secondary public offering pursuant to a previously disclosed Agreement Regarding Common Stock (the “Agreement”) filed as an exhibit to our 2020 Annual Report. After the sale, approximately 5.0 million shares (the “Subject Shares”) remain registered under a shelf registration statement and prospectus dated October 9, 2018 for potential resale, which shares are subject to the Agreement. The Agreement generally provides that if a holder of Subject Shares intends to sell any of the Subject Shares, such party must give the Company a right of first refusal to purchase all or any of such shares. The price payable by the Company to purchase shares pursuant to the exercise of the right of first refusal will reflect a 6% discount to the then-current market price based on the 20 business-day volume weighted average price. If the Company does not exercise its right of first refusal and purchase the shares offered, such party will, subject to the approval of a special committee of independent directors of the Board of Directors, be permitted to sell the shares not purchased by the Company pursuant to a Company registration statement, Rule 144 under the Securities Act of 1933, or another manner of sale agreed to by the Company. Although pursuant to the Agreement the Company will have a right of first refusal to purchase all or any of those shares, the Company may elect not to exercise its rights of first refusal, and if so such shares would be eligible for sale pursuant to the registration rights in the Agreement or pursuant to Rule 144 under the Securities Act of 1933. Sales, or the availability for sale, of a large number of shares of our Common Stock could result in a decline in the market price of our Common Stock.

Index
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases of our Common Stock made by or on behalf of our company or any affiliated purchaser during our fiscal 2021 first quarter.

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
10.1
Underwriting Agreement, dated August 19, 2020, among the Company, the Selling Stockholders and BofA Securities Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 in the Registrant’s Form 8-K, filed August 24, 2020)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	September 28, 2020	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)
໿

Date:	September 28, 2020	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)
໿