Form 10-Q
period 2020-11-28
CAL-MAINE FOODS INC
filed 2021-01-05
CIK 16160

Index
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 28, 2020

or

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
Yes ☐    No ☑

There were 43,968,231 shares of Common Stock, $0.01 par value, and 4,800,000 shares of Class A Common Stock, $0.01 par value, outstanding as of January 5, 2021.

Index

2

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

	November 28, 2020	May 30, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,308	$78,130
Investment securities available-for-sale	124,621	154,163
Trade and other receivables, net	117,278	98,375
Inventories	199,262	187,216
Prepaid expenses and other current assets	5,311	4,367
Total current assets	493,780	522,251
Property, plant & equipment, net	581,744	557,375
Finance lease right-of-use asset, net	601	678
Operating lease right-of-use asset, net	2,124	2,531
Investments in unconsolidated entities	58,345	60,982
Goodwill	35,525	35,525
Intangible assets, net	22,950	22,816
Other long-term assets	5,286	4,536
Total Assets	$1,200,355	$1,206,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$93,143	$92,182
Current portion of finance lease obligation	210	205
Current portion of operating lease obligation	765	796
Total current liabilities	94,118	93,183
Long-term finance lease obligation	546	652
Long-term operating lease obligation	1,359	1,735
Other noncurrent liabilities	9,195	8,681
Deferred income taxes	90,427	92,768
Total liabilities	195,645	197,019
Commitments and contingencies - see Note 11
Stockholders’ equity:
Common stock ($0.01 par value):
Common stock - authorized 120,000 shares, issued 70,261 shares	703	703
Class A convertible common stock - authorized and issued 4,800 shares	48	48
Paid-in capital	62,206	60,372
Retained earnings	968,325	975,147
Accumulated other comprehensive income, net of tax	151	79
Common stock in treasury at cost – 26,293 shares at November 28, 2020 and 26,287 shares at May 30, 2020	(26,723)	(26,674)
Total stockholders’ equity	1,004,710	1,009,675
Total Liabilities and Stockholders’ Equity	$1,200,355	$1,206,694

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	$347,328	$311,522	$640,110	$552,688
Cost of sales	288,877	282,147	564,894	544,438
Gross profit	58,451	29,375	75,216	8,250
Selling, general and administrative	43,873	45,728	87,838	88,203
Loss on disposal of fixed assets	99	212	122	82
Operating income (loss)	14,479	(16,565)	(12,744)	(80,035)
Other income (expense):
Interest income, net	664	1,140	1,589	2,825
Royalty income	280	348	585	759
Equity income (loss) of unconsolidated entities	58	(454)	14	(908)
Other, net	436	482	948	1,818
Total other income, net	1,438	1,516	3,136	4,494
Income (loss) before income taxes	15,917	(15,049)	(9,608)	(75,541)
Income tax (benefit) expense	3,762	(4,863)	(2,364)	(19,634)
Net income (loss)	12,155	(10,186)	(7,244)	(55,907)
Less: Loss attributable to noncontrolling interest	—	(125)	—	(86)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$12,155	$(10,061)	(7,244)	(55,821)

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.:
Basic	$0.25	$(0.21)	$(0.15)	$(1.15)
Diluted	$0.25	$(0.21)	$(0.15)	$(1.15)
Weighted average shares outstanding:
Basic	48,501	48,447	48,501	48,447
Diluted	48,645	48,447	48,501	48,447

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net income (loss)	$12,155	$(10,186)	$(7,244)	$(55,907)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments	(373)	(241)	95	(825)
Income tax (benefit) expense related to items of other comprehensive income	91	59	(23)	201
Other comprehensive income (loss), net of tax	(282)	(182)	72	(624)
Comprehensive income (loss)	11,873	(10,368)	(7,172)	(56,531)
Less: Comprehensive loss attributable to the noncontrolling interest	—	(125)	—	(86)
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc.	$11,873	$(10,243)	$(7,172)	$(56,445)

See Notes to Condensed Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	26 Weeks Ended
	November 28, 2020	November 30, 2019
Operating activities:
Net loss	$(7,244)	$(55,907)
Depreciation and amortization	29,305	27,571
Impairment loss on property, plant & equipment	—	2,919
Other adjustments, net	(32,712)	(48,855)
Net cash used in operations	(10,651)	(74,272)

Investing activities:
Purchases of investment securities	(29,637)	(10,116)
Sales and maturities of investment securities	59,077	137,160
Distributions from unconsolidated entities	2,650	2,357
Acquisition of business	—	(44,515)
Purchases of property, plant and equipment	(52,373)	(68,106)
Net proceeds from disposal of property, plant and equipment	253	1,866
Net cash provided by (used in) investing activities	(20,030)	18,646

Financing activities:
Purchase of common stock by treasury	(45)	(21)
Distributions to noncontrolling interests	—	(755)
Principal payments on long-term debt	—	(1,500)
Principal payments on finance lease	(101)	(97)
Contributions	5	—
Net cash used in financing activities	(141)	(2,373)

Net change in cash and cash equivalents	(30,822)	(57,999)

Cash and cash equivalents at beginning of period	78,130	69,247
Cash and cash equivalents at end of period	$47,308	$11,248

Supplemental Information:
Cash paid for operating leases	$237	$398
Interest paid	$129	$91

See Notes to Condensed Consolidated Financial Statements.

Index
Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 28, 2020
(unaudited)
Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Cal-Maine Foods, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2020, (the “2020 Annual Report”). These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and, in the opinion of management, consist of adjustments of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of operating results for the entire fiscal year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to May 31. Each of the three-month periods and year-to-date periods ended on November 28, 2020 and November 30, 2019 included 13 and 26 weeks, respectively.

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

Investment Securities

Our investment securities are accounted for in accordance with ASC 320, “Investments - Debt and Equity Securities” (“ASC 320”). The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. We classify these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company regularly evaluates changes to the rating of its debt securities by credit agencies and economic conditions to assess and record any expected credit losses through allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. The cost basis for realized gains and losses on available-for-sale securities is determined on the specific identification method. Gains and losses are recognized in other income (expenses) as Other, net in the Company's Condensed Consolidated Statements of Operations. Investments in mutual funds are classified as “Other long-term assets” in the Company’s Consolidated Balance Sheets.

Trade Receivables

Trade receivables are stated at their carrying value, net of a reserve for credit losses. At November 28, 2020 and May 30, 2020, reserves for credit losses were $766 thousand and $744 thousand, respectively. The Company extends credit to customers based on an evaluation of each customer’s financial condition and credit history. Collateral is generally not required. The Company minimizes exposure to counter party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. In determining our reserve for credit losses, receivables are pooled according to age, with each pool assigned an expected loss percentage based on historical loss experience adjusted as needed for economic and other forward-looking factors. Accounts receivable are written off when deemed uncollectible.

Index
Change in Accounting Principle
Effective May 31, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (“Topic 326”), which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments. The guidance replaces the prior “incurred loss” approach with an “expected loss” model and requires measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted the guidance on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company evaluated its current methodology of estimating allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. The Company finalized its assessment of the impact of the amended guidance and recorded a $422 thousand cumulative increase to retained earnings at May 31, 2020.

Note 2 - Investment Securities

The following represents the Company’s investment securities as of November 28, 2020 and May 30, 2020 (in thousands):

November 28, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$16,378	$84	$—	$16,462
Commercial paper	3,743	—	7	3,736
Corporate bonds	98,355	1,387	—	99,742
Certificates of deposits	1,001	1	—	1,002
Asset backed securities	3,656	23	—	3,679
Total current investment securities	$123,133	$1,495	$7	$124,621

Mutual funds	$2,032	$1,281	$—	$3,313
Total noncurrent investment securities	$2,032	$1,281	$—	$3,313

May 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal bonds	$16,093	$86	$—	$16,179
Commercial paper	6,965	17	—	6,982
Corporate bonds	125,594	1,274	—	126,868
Certificates of deposits	1,492	—	—	1,492
Asset backed securities	2,629	13	—	2,642
Total current investment securities	$152,773	$1,390	$—	$154,163

Mutual funds	$2,005	$744	$—	$2,749
Total noncurrent investment securities	$2,005	$744	$—	$2,749

Available-for-sale
Proceeds from sales and maturities of investment securities available-for-sale were $59.1 million and $136.0 million during the twenty-six weeks ended November 28, 2020 and November 30, 2019, respectively. Gross realized gains for the twenty-six weeks ended November 28, 2020 and November 30, 2019 were $57 thousand and $162 thousand, respectively.  There were no gross realized losses for the twenty-six weeks ended November 28, 2020 and $6 thousand gross realized losses for the twenty-six weeks ended November 30, 2019. There were no allowance for credit losses at November 28, 2020 and May 30, 2020.

Index
Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without penalties.  Contractual maturities of current investments at November 28, 2020 are as follows (in thousands):

Estimated Fair Value
Within one year	$53,445
1-5 years	71,176
Total	$124,621

Noncurrent
There were no sales of noncurrent investment securities during the twenty-six weeks ended November 28, 2020. Proceeds from sales and maturities of noncurrent investment securities were $1.2 million during the twenty-six weeks ended November 30, 2019. Gross realized gains for the twenty-six weeks ended November 30, 2019 were $611 thousand.  There were no realized losses for the twenty-six weeks ended November 28, 2020 and November 30, 2019.

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

Lease obligations: The carrying value of the Company’s lease obligations is at its present value which approximates fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of financial assets and liabilities measured at fair value on a recurring basis as of November 28, 2020 and May 30, 2020 (in thousands):

November 28, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$16,462	$—	$16,462
Commercial paper	—	3,736	—	3,736
Corporate bonds	—	99,742	—	99,742
Certificates of deposits	—	1,002	—	1,002
Asset backed securities	—	3,679	—	3,679
Mutual funds	3,313	—	—	3,313
Total assets measured at fair value	$3,313	$124,621	$—	$127,934

Index

May 30, 2020	Level 1	Level 2	Level 3	Balance
Assets
Municipal bonds	$—	$16,179	$—	$16,179
Commercial paper	—	6,982	—	6,982
Corporate bonds	—	126,868	—	126,868
Certificates of deposits	—	1,492	—	1,492
Asset backed securities	—	2,642	—	2,642
Mutual funds	2,749	—	—	2,749
Total assets measured at fair value	$2,749	$154,163	$—	$156,912

Investment securities – available-for-sale classified as level 2 consist of securities with maturities of three months or longer when purchased. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Note 4 - Inventories

Inventories consisted of the following as of November 28, 2020 and May 30, 2020 (in thousands):

	November 28, 2020	May 30, 2020
Flocks, net of amortization	$113,917	$110,198
Eggs and egg products	20,475	18,487
Feed and supplies	64,870	58,531
	$199,262	$187,216

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens, under 18 weeks of age), and breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at November 28, 2020 consisted of approximately 9.9 million pullets and breeders and 41.5 million layers.

Note 5 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at the end of each quarter according to the Company’s dividend policy adopted by our Board of Directors. The Company pays a dividend to shareholders of its Common Stock and Class A Common Stock on a quarterly basis for each quarter for which the Company reports net income attributable to Cal-Maine Foods, Inc. computed in accordance with GAAP in an amount equal to one-third (1/3) of such quarterly income. Dividends are paid to shareholders of record as of the 60th day following the last day of such quarter, except for the fourth fiscal quarter.  For the fourth quarter, the Company pays dividends to shareholders of record on the 65th day after the quarter end. Dividends are payable on the 15th day following the record date. Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent profitable quarter until the Company is profitable on a cumulative basis computed from the date of the last quarter for which a dividend was paid. At the end of the second quarter of fiscal 2021, the amount of cumulative losses to be recovered before payment of a dividend was $8.6 million.

Index
On our condensed consolidated statement of operations, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net income (loss) attributable to Cal-Maine Foods, Inc.	$12,155	$(10,061)	$(7,244)	$(55,821)
Cumulative losses to be recovered prior to payment of divided at beginning of period	(20,769)	(65,521)	(1,370)	(19,761)
Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend	$—	$—	$—	$—

1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend	—

Common stock outstanding (shares)	43,968
Class A common stock outstanding (shares)	4,800
Total common stock outstanding (shares)	48,768

Dividends per common share*	$—
*Dividends per common share = 1/3 of Net income (loss) attributable to Cal-Maine Foods, Inc. available for dividend ÷ Total common stock outstanding (shares).

Note 6 - Equity

The following reflects the Company’s equity activity, for the thirteen and twenty-six weeks ended November 28, 2020 and November 30, 2019 (in thousands):

	Thirteen Weeks Ended November 28, 2020
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Total
Balance at August 29, 2020	$703	$48	$(26,676)	$61,267	$433	$956,170	$991,945
Other comprehensive loss, net of tax	—	—	—	—	(282)	—	(282)
Restricted stock forfeitures	—	—	(2)	2	—	—	—
Purchase of company stock	—	—	(45)	—	—	—	(45)
Restricted stock compensation	—	—	—	932	—	—	932
Contributions	—	—	—	5	—	—	5
Net income	—	—	—	—	—	12,155	12,155
Balance at November 28, 2020	$703	$48	$(26,723)	$62,206	$151	$968,325	$1,004,710

Index

	Thirteen Weeks Ended November 30, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at August 31, 2019	$703	$48	$(25,878)	$57,748	$(87)	$908,767	$2,466	$943,767
Other comprehensive loss, net of tax	—	—	—	—	(182)	—	—	(182)
Purchase of company stock	—	—	(10)	—	—	—	—	(10)
Reclass of equity portion of Texas Egg Products, LLC in connection with acquisition	—	—	—	—	—	1,779	(1,779)	—
Restricted stock compensation	—	—	—	904	—	—	—	904
Net loss	—	—	—	—	—	(10,061)	(125)	(10,186)
Balance at November 30, 2019	$703	$48	$(25,888)	$58,652	$(269)	$900,485	$562	$934,293

	Twenty-six Weeks Ended November 28, 2020
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained
	Amount	Amount	Amount	Capital	Comp. Income	Earnings	Total
Balance at May 30, 2020	$703	$48	$(26,674)	$60,372	$79	$975,147	$1,009,675
Impact of ASC 326, see Note 2	—	—	—	—	—	422	422
Balance at May 31, 2020	703	48	(26,674)	60,372	79	975,569	1,010,097
Other comprehensive income, net of tax	—	—	—	—	72	—	72
Restricted stock grant, net of forfeitures	—	—	(4)	4	—	—	—
Purchase of company stock	—	—	(45)	—	—	—	(45)
Restricted stock compensation	—	—	—	1,825	—	—	1,825
Contributions	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	(7,244)	(7,244)
Balance at November 28, 2020	$703	$48	$(26,723)	$62,206	$151	$968,325	$1,004,710

Index

	Twenty-six Weeks Ended November 30, 2019
	Cal-Maine Foods, Inc. Stockholders
	Common Stock
		Class A	Treasury	Paid In	Accum. Other	Retained	Noncontrolling
	Amount	Amount	Amount	Capital	Comp. Loss	Earnings	Interest	Total
Balance at June 1, 2019	$703	$48	$(25,866)	$56,857	$355	$954,527	$3,182	$989,806
Other comprehensive loss, net of tax	—	—	—	—	(624)	—	—	(624)
Restricted stock grant, net of forfeitures	—	—	(1)	1	—	—	—	—
Purchase of company stock	—	—	(21)	—	—	—	—	(21)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(755)	(755)
Reclass of equity portion of Texas Egg Products, LLC in connection with acquisition	—	—	—	—	—	1,779	(1,779)	—
Restricted stock compensation	—	—	—	1,794	—	—	—	1,794
Net loss	—	—	—	—	—	(55,821)	(86)	(55,907)
Balance at November 30, 2019	$703	$48	$(25,888)	$58,652	$(269)	$900,485	$562	$934,293

Note 7 - Net Loss per Common Share

Basic net loss per share attributable to Cal-Maine Foods, Inc. is based on the weighted average Common Stock and Class A Common Stock outstanding. Diluted net income per share attributable to Cal-Maine Foods, Inc. is based on weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. Restricted shares of 135 thousand were antidilutive due to the net loss for the thirteen weeks ended November 30, 2019. Restricted shares of 139 thousand and 123 thousand were antidilutive due to the net loss for the twenty-six weeks ended November 28, 2020 and November 30, 2019, respectively. These shares were not included in the diluted net loss per share calculation.

Index
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Cal-Maine Foods, Inc. (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Numerator
Net income (loss)	$12,155	$(10,186)	$(7,244)	$(55,907)
Less: Loss attributable to noncontrolling interest	—	(125)	—	(86)
Net income (loss) attributable to Cal-Maine Foods, Inc.	$12,155	$(10,061)	$(7,244)	$(55,821)

Denominator
Weighted-average common shares outstanding, basic	48,501	48,447	48,501	48,447
Effect of dilutive securities of restricted shares	144	—	—	—
Weighted-average common shares outstanding, diluted	48,645	48,447	48,501	48,447

Net income (loss) per common share attributable to Cal-Maine Foods, Inc.
Basic	$0.25	$(0.21)	$(0.15)	$(1.15)
Diluted	$0.25	$(0.21)	$(0.15)	$(1.15)

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
Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer’s account for product the customer is unable to sell before expiration.  The Company records an estimate of returns and refunds by using historical return data and comparing to current period sales and accounts receivable.  The allowance is recorded as a reduction in sales with a corresponding reduction in trade accounts receivable.

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

Index
Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Conventional shell egg sales	$201,725	$186,960	$357,109	$308,569
Specialty shell egg sales	134,082	115,891	263,327	227,099
Egg products	9,932	7,797	16,637	14,998
Other	1,589	874	3,037	2,022
	347,328	311,522	640,110	552,688

Contract Costs
The Company can incur costs to obtain or fulfill a contract with a customer. Generally, the amortization period of these costs is less than one year; therefore, they are expensed as incurred. Contracts that extend beyond one year are amortized over the contractual terms of the agreement.
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

Note 9 - Leases

Expenses related to operating leases, amortization of finance leases, right-of-use assets, and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists of the following (in thousands):

	13 Weeks Ended November 28, 2020	26 Weeks Ended November 28, 2020
Operating Lease cost	$233	$470
Finance Lease cost
Amortization of right-of-use asset	$43	$81
Interest on lease obligations	$9	$18
Short term lease cost	$1,004	$1,857

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

	As of November 28, 2020
	Operating Leases	Finance Leases
Remainder fiscal 2021	$457	$120
2022	802	239
2023	539	239
2024	380	218
2025	130	—
2026	26	—
Thereafter	5	—
Total	2,339	816
Less imputed interest	(215)	(60)
Total	$2,124	$756

Index
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

	As of November 28, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.2	3.0
Weighted-average discount rate	5.9%	4.9%

Note 10 - Stock Based Compensation

On October 2, 2020, shareholders approved the Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who are expected to contribute to our long-term success. The maximum number of shares of common stock available for awards under the Plan is 2,000,000, of which 1,239,048 shares remain available for issuance, and may be authorized but unissued shares or treasury shares. Awards may be granted under the Plan to any employee, any non-employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us or one of our subsidiaries (except for incentive stock options, which may be granted only to our employees).

The only outstanding awards under the Plan are restricted stock awards. The restricted stock vests three years from the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted stock contains no other service or performance conditions. Restricted stock is awarded in the name of the recipient and, except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends. Compensation expense is a fixed amount based on the grant date closing price and is amortized over the vesting period.

Total stock based compensation expense was $932 thousand and $904 thousand for the twenty-six weeks ended November 28, 2020 and November 30, 2019, respectively.

Unrecognized compensation expense as a result of non-vested shares of the restricted stock outstanding under the Plan at November 28, 2020 of $4.3 million will be recorded over a weighted average period of 1.8 years.

The Company’s restricted share activity for the twenty-six weeks ended November 28, 2020 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, May 30, 2020	273,046	$41.36
Granted	—	—
Vested	(3,718)	43.07
Forfeited	(4,431)	40.12
Outstanding, November 28, 2020	264,897	$41.36

Note 11 - Commitments and Contingencies

Financial Instruments

The Company maintained standby letters of credit (“LOC”) totaling $4.3 million at November 28, 2020 which were issued under the Company’s Revolving Credit Facility.  The outstanding LOCs are for the benefit of certain insurance companies, and are not recorded as a liability on the consolidated balance sheets.

LEGAL PROCEEDINGS

State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC

On April 23, 2020, the Company and its subsidiary Wharton County Foods, LLC (“WCF”) were named as defendants in State of Texas v. Cal-Maine Foods, Inc. d/b/a Wharton; and Wharton County Foods, LLC, Cause No. 2020-25427, in the District Court of Harris County, Texas. The State of Texas (the “State”) asserted claims based on the Company’s and WCF’s alleged violation of the Texas Deceptive Trade Practices—Consumer Protection Act, Tex. Bus. & Com. Code §§ 17.41-17.63

Index
(“DTPA”). The State claimed that the Company and WCF offered shell eggs at excessive or exorbitant prices during the COVID-19 state of emergency and made misleading statements about shell egg prices. The State sought temporary and permanent injunctions against the Company and WCF to prevent further alleged violations of the DTPA, along with over $100,000 in damages. On August 13, 2020, the court granted the defendants’ motion to dismiss the State’s original petition with prejudice. On September 11, 2020, the State filed a notice of appeal, which was assigned to the Texas Court of Appeals for the First District. The State filed its opening brief on December 7, 2020. The Company’s and WCF’s responses are due in January 2021. Management believes the risk of material loss related to this matter to be remote.

Bell et al. v. Cal-Maine Foods et al.

On April 30, 2020, the Company was named as one of several defendants in Bell et al. v. Cal-Maine Foods et al., Case No. 1:20-cv-461, in the Western District of Texas, Austin Division. The defendants include numerous grocery stores, retailers, producers, and farms. Plaintiffs assert that defendants violated the DTPA by allegedly demanding exorbitant or excessive prices for eggs during the COVID-19 state of emergency. Plaintiffs request certification of a class of all consumers who purchased eggs in Texas sold, distributed, produced, or handled by any of the defendants during the COVID-19 state of emergency. Plaintiffs seek to enjoin the Company and other defendants from selling eggs at a price more than 10% greater than the price of eggs prior to the declaration of the state of emergency and damages in the amount of $10,000 per violation, or $250,000 for each violation impacting anyone over 65 years old. On December 1, 2020, the Company and certain other defendants filed their motion to dismiss the plaintiffs’ first amended class action complaint. The court has not ruled on this motion to dismiss. Management believes the risk of material loss related to this matter to be remote.

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

On September 13, 2019, the case with the Egg Products Plaintiffs was remanded from a multi-district litigation proceeding in the United States District Court for the Eastern District of Pennsylvania, In re Processed Egg Products Antitrust Litigation, MDL No. 2002, to the United States District Court for the Northern District of Illinois, Kraft Foods Global, Inc. et al. v. United Egg Producers, Inc. et al., Case No. 1:11-cv-8808, for trial. The Egg Products Plaintiffs allege that the Company and other defendants violated Section 1 of the Sherman Act, 15. U.S.C. § 1, by agreeing to limit the production of eggs and thereby illegally to raise the prices that plaintiffs paid for processed egg products. In particular, the Egg Products Plaintiffs are attacking certain features of the United Egg Producers animal-welfare guidelines and program used by the Company and many other egg producers. The Egg Products Plaintiffs seek to enjoin the Company and other defendants from engaging in antitrust violations and seek treble money damages. The parties filed a joint status report on May 18, 2020, but no schedule has yet been entered by the court. It appears that the case will not be tried until 2021 or 2022.

In addition, on October 24, 2019, the Company entered into a confidential settlement agreement with The Kellogg Company dismissing all claims against the Company for an amount that did not have a material impact on the Company’s financial condition or results of operations. On November 11, 2019, a stipulation for dismissal was filed with the court, but the court has not yet entered a judgment on the filing.

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

Index
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

Note 12 - Related Party Transaction

On August 24, 2020, Mrs. Jean Reed Adams, the wife of the Company’s late founder Fred R. Adams, Jr., and the Fred R. Adams, Jr. Daughters’ Trust, dated July 20, 2018 (the “Daughters’ Trust”), of which the daughters of Mr. Adams are beneficiaries (together, the “Selling Stockholders”), completed a registered secondary public offering of 6,900,000 shares of Common Stock held by them, pursuant to a previously disclosed Agreement Regarding Common Stock (the “Agreement”) filed as an exhibit to our 2020 Annual Report. Mrs. Adams and the Daughters’ Trust advised the Company that they were conducting the offering in order to pay estate taxes related to the settlement of Mr. Adam’s estate and to obtain liquidity. The public offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-227742), including the Prospectus contained therein dated October 9, 2018, and a related Prospectus Supplement dated August 19, 2020, each of which is on file with the Securities and Exchange Commission. The public offering involved only the sale of shares of Common Stock that were already outstanding, and thus the Company did not issue any new shares or raise any additional capital in the offering. The expenses of the offering (not including the underwriting discount and legal fees and expenses of legal counsel for the Selling Stockholders, which will be paid by the Selling Stockholders) were $1,102,000 and are payable by the Company. Pursuant to the Agreement, the Selling Stockholders were obligated to reimburse the Company $551,000, and have repaid this amount to the Company in full as of the date of filing this Quarterly Report.

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2020 (the “2020 Annual Report”), and the accompanying financial statements and notes included in Part II, Item 8 of the 2020 Annual Report and in Part I, Item I of this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

GENERAL

Cal-Maine Foods, Inc. is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs. Our operations are fully integrated under one operating segment. We are the largest producer and distributor of fresh shell eggs in the United States. Our total flock of approximately 41.5 million layers and 9.9 million pullets and breeders is the largest in the U.S. We sell most of our shell eggs to a diverse group of customers, including national and regional grocery store chains, club stores, companies servicing independent supermarkets in the U.S., food service distributors, and egg product consumers in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

Our operating results are materially impacted by market prices for eggs and feed grains (corn and soybean meal), which are highly volatile, independent of each other, and out of our control. Generally speaking, higher market prices for eggs have a positive impact on our financial results while higher market prices for feed grains have a negative impact on our financial results. Although we use a variety of pricing mechanisms in pricing agreements with our customers, we sell the majority of our conventional shell eggs based on formulas that take into account, in varying ways, independently quoted regional wholesale market prices for shell eggs or formulas related to our costs of production which include the cost of corn and soybean meal. As an example of the volatility in the market prices of shell eggs, the Urner-Barry Southeastern Regional Large Egg Market Price per dozen eggs (“UB southeastern large index”) in fiscal year 2020 ranged from a low of $0.62 in July 2019 to a high of $3.18 in March 2020.

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

Index
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

COVID-19

Since early 2020, the coronavirus (“COVID-19”) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. We understand the challenges and difficult economic environment facing the families in the communities where we live and work, and we are committed to helping where we can. One way we can do this is by providing food assistance to those in need, and Cal-Maine Foods has donated approximately 1 million dozen eggs in the first two quarters of 2021. We believe we are taking all reasonable precautions in the management of our operations in response to the COVID-19 pandemic. Our top priority is the health and safety of our employees, who work hard every day to produce eggs for our customers. As part of the nation’s food supply, we work in a critical infrastructure industry, and believe we have a special responsibility to maintain our normal work schedule. As such, we are in regular communication with our managers across our operations and continue to closely monitor the situation in our facilities and in the communities where we live and work. We have implemented procedures designed to protect our employees, taking into account guidelines published by the Centers for Disease Control and other government health agencies, and we have strict sanitation protocols and biosecurity measures in place throughout our operations with restricted access to visitors. All non-essential corporate travel has been suspended. There are no known indications that COVID-19 affects hens or can be transferred through the food supply.

We continue to proactively monitor and manage operations during the COVID-19 pandemic, including additional related costs that we incurred or may incur in the future. In the twenty-six weeks ended November 28, 2020, we spent $1.4 million (excluding medical costs) related to the pandemic, of which $612 thousand was spent in the second fiscal quarter of 2021. The majority of such expenses for both periods were related to additional labor, primarily reflected in cost of sales. Medical costs related to COVID-19 paid during the twenty-six weeks ended November 28, 2020 were an additional $818 thousand of which $529 thousand were in the second fiscal quarter of 2021.

EXECUTIVE OVERVIEW

For the second quarter of fiscal 2021, we recorded a gross profit of $58.5 million compared to $29.4 million for the same period of fiscal 2020. This largely resulted from an increase in our net average selling price for shell eggs, which was $1.227 and $1.160 for the second quarters of fiscal 2021 and 2020, respectively. Demand for shell eggs remain favorable, primarily at the retail level as consumers continue to prepare more meals at home during the COVID-19 pandemic. According to data provided by Informational Resources, Inc. (“IRI”) for the latest 12 weeks ending November 15, 2020, the time period which most closely aligns to our second quarter of fiscal 2021, dozens sold in the Total US - Multi Outlet channel for conventional eggs increased 4.3% and specialty eggs increased 15.9% compared to the same period in the prior year. Our total dozens sold during the second quarter of fiscal 2021 was the highest of any second quarter period, and our ratio of total dozens produced to total dozens sold during the second quarter of fiscal 2021 was the highest of any quarterly period. Our total dozens sold increased 4.8% to 273.7 million dozen shell eggs for the second quarter of fiscal 2021 compared to 261.0 million dozen for the same period of fiscal 2020. This is largely due to an increase in specialty egg dozens sold of 17.7%.

For the second quarter of our fiscal year 2020, an oversupply of eggs negatively affected the price of conventional eggs, and demand for specialty eggs was negatively impacted by the low conventional egg prices. The daily average price for the UB southeastern large index for second quarter of fiscal 2021 increased 3.5% from the same period in the prior year. We did not experience a typical seasonal spike in market prices around Thanksgiving as the UB southeastern large index peaked on October 8, 2020, at $1.30 and then declined to $1.20 at quarter close. The United States Department of Agriculture (“USDA”) reported that the hatch from July through November 2020 decreased 1.5 percent as compared to the same period last year, and hen numbers reported by the USDA as of December 1, 2020, were 325.2 million, which represents 15.6 million less hens than

Index
reported a year ago. Demand for eggs in foodservice remains lower due to the COVID-19 pandemic. We believe this has depressed the price of shell eggs in the retail market due to the extra supply entering the retail channel from foodservice.

Our farm production costs per dozen produced for the second quarter of fiscal 2021 decreased 2.6% or $0.019 compared to second quarter of fiscal 2020. This decrease was primarily due to lower feed costs and reductions in flock amortization and facility expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	13 Weeks Ended		26 Weeks Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.2%	90.6%	88.2%	98.5%
Gross profit	16.8%	9.4%	11.8%	1.5%
Selling, general and administrative	12.6%	14.7%	13.7%	16.0%
Loss on disposal of fixed assets	—%	0.1%	—%	—%
Operating income (loss)	4.2%	(5.4)%	(1.9)%	(14.5)%
Total other income, net	0.4%	0.5%	0.5%	0.8%
Income (loss) before income taxes	4.6%	(4.9)%	(1.4)%	(13.7)%
Income tax expense (benefit)	1.1%	(1.6)%	(0.4)%	(3.6)%
Net income (loss)	3.5%	(3.3)%	(1.0)%	(10.1)%

NET SALES

Net sales for the second quarter ended November 28, 2020 were $347.3 million, an increase of $35.8 million, or 11.5%, compared to net sales of $311.5 million for the same period of fiscal 2020. The increase was primarily due to a 5.8% increase in egg selling prices which accounted for a $17.5 million increase in net sales. The net average selling price per dozen of shell eggs for the second quarters ended November 28, 2020 and November 30, 2019 was $1.227 and $1.160, respectively.

Net shell egg sales of $337.4 million and $303.7 million made up approximately 97.1% and 97.5% of net sales for the second quarters ended November 28, 2020 and November 30, 2019, respectively.  Dozens sold for the second quarter ended November 28, 2020 were 273.7 million, a 4.8% increase from 261.0 million dozen for the same period of fiscal 2020. The total volume increase accounted for a $15.5 million increase in net sales.

The acquisition in the second quarter of fiscal 2020 of Mahard Egg Farm (“Mahard”) had a positive impact on our conventional shell egg volumes and continued growth of our customer base. For the second quarter of fiscal 2021, this acquisition increased total and conventional shell egg dozens sold by 4.8% and 5.6%, respectively, compared to the second quarter of fiscal 2020. Furthermore, the acquisition opened up opportunities to streamline aspects of our logistics, thereby reducing costs and creating efficiencies as we integrated Mahard into our operations.

Egg products accounted for 2.9% and 2.5% of net sales for the second quarters ended November 28, 2020 and November 30, 2019, respectively. These revenues were $9.9 million for the second quarter ended November 28, 2020, compared to $7.8 million for the same period in fiscal 2020, primarily due to higher prices slightly offset by decreased volume.

Net sales for the twenty-six weeks ended November 28, 2020 were $640.1 million, an increase of $87.4 million, or 15.8%, compared to net sales of $552.7 million for the same period of fiscal 2020. The increase was primarily due to an 11.1% increase in egg selling prices which accounted for a $59.3 million increase in net sales. The net average selling price per dozen of shell eggs for the twenty-six weeks ended November 28, 2020 and November 30, 2019 was $1.154 and $1.039, respectively.

Net shell egg sales of $623.5 million and $537.7 million made up approximately 97.4% and 97.3% of net sales for the twenty-six weeks ended November 28, 2020 and November 30, 2019, respectively.  Dozens sold for the twenty-six weeks ended

Index
November 28, 2020 were 537.6 million, a 4.3% increase from 515.5 million dozen for the same period of fiscal 2020. The total volume increase accounted for a $25.6 million increase in net sales.

Egg products accounted for 2.6% and 2.7% of net sales for the twenty-six weeks ended November 28, 2020 and November 30, 2019, respectively. These revenues were $16.6 million for the twenty-six weeks ended November 28, 2020, compared to $15.0 million for the same period in fiscal 2020, primarily due to higher prices slightly offset by decreased volume.

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):

	13 Weeks Ended				26 Weeks Ended
	November 28, 2020		November 30, 2019		November 28, 2020		November 30, 2019
Net Sales	$347,328		$311,522		$640,110		$552,688

Conventional	$201,725	59.8%	$186,960	61.6%	$357,109	57.3%	$308,569	57.4%
Specialty	134,082	39.7%	115,891	38.2%	263,327	42.2%	227,099	42.2%
Egg sales, net	335,807	99.5%	302,851	99.8%	620,436	99.5%	535,668	99.6%
Other	1,589	0.5%	874	0.3%	3,037	0.5%	2,022	0.4%
Net shell egg sales	$337,396	100.0%	$303,725	100.1%	$623,473	100.0%	$537,690	100.0%

Shell egg sales as a percent of net sales	97.1%		97.5%		97.4%		97.3%

Dozens sold:
Conventional	201,317	73.6%	199,570	76.5%	396,555	73.8%	394,446	76.5%
Specialty	72,334	26.4%	61,456	23.5%	141,090	26.2%	121,004	23.5%
Total	273,651	100.0%	261,026	100.0%	537,645	100.0%	515,450	100.0%

Net average selling price per dozen:
Conventional	$1.002		$0.937		$0.901		$0.782
Specialty	$1.854		$1.886		$1.866		$1.877
All shell eggs	$1.227		$1.160		$1.154		$1.039

Conventional shell eggs include all shell egg sales not specifically identified as specialty shell egg sales. Comparing the second quarter ended November 28, 2020 and November 30, 2019, conventional egg dozens sold increased 0.9% and the average selling price increased 6.9% to $1.002 from $0.937. Comparing the twenty-six weeks ended November 28, 2020 and November 30, 2019, conventional shell egg dozens sold increased 0.5% and the average selling price increased 15.2% to $0.901 from $0.782.

Specialty eggs, which include nutritionally enhanced, cage-free, organic and brown eggs, continued to make up a significant portion of our total shell egg revenue and dozens sold. Specialty egg retail prices are less cyclical than conventional shell egg prices and are generally higher due to consumer willingness to pay more for specialty eggs. For the second quarter ended November 28, 2020 and November 30, 2019, specialty shell egg dozens sold increased 17.7%, and the average selling price decreased 1.7% to $1.854 from $1.886. For the twenty-six weeks ended November 28, 2020, specialty shell egg dozens sold increased 16.6% and the average selling price decreased 0.6% to $1.866 from $1.877 compared to the same period of fiscal 2020. In both the second quarter and year-to-date fiscal 2021 periods, demand for specialty eggs was positively impacted by the higher conventional egg prices as compared to the same period in the prior year.
The shell egg sales classified as “Other” represent sales of hard cooked eggs, hatching eggs, and other miscellaneous products included with our shell egg operations.

Egg products are shell eggs that are broken and sold in liquid, frozen, or dried form.  Our egg products are sold through our wholly-owned subsidiaries American Egg Products, LLC and Texas Egg Products, LLC. Comparing the second quarter ended November 28, 2020 and November 30, 2019, pounds sold decreased 1.5%; however, the average selling price per pound increased 29.3% to $0.622 from $0.481. Comparing the twenty-six weeks ended November 28, 2020 and November 30, 2019, pounds sold decreased 7.6% while the average selling price increased 20.1% to $0.537 from $0.447.

Index

COST OF SALES

Cost of sales consists of costs directly related to production, processing and packing of shell eggs, purchases of shell eggs from outside producers, processing and packing of liquid and frozen egg products, and other non-egg costs.  Farm production costs are costs incurred at the egg production facility, including feed, facility, hen amortization, and other related farm production costs.

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data).

	13 Weeks Ended			26 Weeks Ended
	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Cost of Sales:
Farm production	$179,131	$169,735	5.5%	$340,994	$327,315	4.2%
Processing, packaging, and warehouse	63,505	56,890	11.6%	123,374	110,812	11.3%
Egg purchases and other (including change in inventory)	37,625	48,055	(21.7)%	86,558	90,575	(4.4)%
Total shell eggs	280,261	274,680	2.0%	550,926	528,702	4.2%
Egg products	8,616	7,467	15.4%	13,968	12,817	9.0%
Other	—	—	—%	—	2,919	(100.0)%
Total	$288,877	$282,147	2.4%	$564,894	$544,438	3.8%

Farm production costs (per dozen produced)
Feed	$0.410	$0.416	(1.4)%	$0.399	$0.413	(3.4)%
Other	$0.312	$0.325	(4.0)%	$0.320	$0.332	(3.6)%
Total	$0.722	$0.741	(2.6)%	$0.719	$0.745	(3.5)%

Outside egg purchases (average cost per dozen)	$1.24	$1.28	(3.1)%	$1.13	$1.06	6.6%

Dozen produced	251,914	231,467	8.8%	483,075	445,765	8.4%
Dozen sold	273,651	261,026	4.8%	537,645	515,450	4.3%

Cost of sales for the second quarter of fiscal 2021 was $288.9 million, an increase of $6.7 million, or 2.4%, from $282.1 million for the same period of fiscal 2020. The increase was primarily driven by the increase in farm production costs and processing costs. Processing costs increased due to a 6.7% increase in the volume of eggs processed compared to the same period of the prior year. The cost of packaging materials increased 5.8% compared to the prior year period as the retail channel demand increased due to the pandemic. The pandemic also led to an increase in labor costs. Farm production costs for the second quarter ended November 28, 2020 increased $9.4 million, primarily due to an increase in production volume. Dozens produced increased by 8.8% compared to the same period of fiscal 2020. Feed cost per dozen for the quarter ended November 28, 2020 was $0.410, compared to $0.416 per dozen for the comparable period of fiscal 2020, a decrease of 1.4%. Other farm production costs per dozen produced decreased 4.0% to $0.312 for the quarter ended November 28, 2020, compared to $0.325 for the same period of last year, primarily from lower facility and amortization expense. Facility costs decreased in the second quarter of fiscal 2021 compared to the same period in fiscal 2020 due to improved utilization and increased production. In the prior fiscal year we incurred higher amortization expense due to selling flocks early in fiscal 2020 in response to market conditions. Lower feed costs which are capitalized in our flocks during pullet production also helped reduce amortization expense in the second quarter of fiscal 2021 as compared to the same period in fiscal 2020. Egg purchase expenses decreased 21.7%, primarily due to the decrease in the volume of outside egg purchases as well as a slight decrease in the cost of these purchases.

Cost of sales for the twenty-six weeks ended November 28, 2020 was $564.9 million, an increase of $20.5 million, or 3.8%, from $544.4 million for the same period of fiscal 2020. The increase was primarily driven by the increase in farm production

Index
costs and processing costs. Processing costs increased due to a 6.7% increase in the volume of eggs processed compared to the same period of the prior year. The cost of packaging materials increased 3.3% compared to the prior year period as the retail channel demand increased due to the pandemic. The pandemic also led to an increase in labor costs. Farm production costs for the twenty-six weeks ended November 28, 2020 increased $9.4 million, which is primarily due to an increase in production volume. Dozens produced increased by 8.4% compared to the same period of fiscal 2020. Feed cost per dozen for the twenty-six weeks ended November 28, 2020 was $0.399, compared to $0.413 per dozen for the comparable period of fiscal 2020, a decrease of 3.4%. Other farm production costs per dozen produced decreased 3.6% to $0.320 for the twenty-six weeks ended November 28, 2020, compared to $0.332 for the same period of last year, primarily from lower amortization expense. In the prior fiscal year we incurred higher amortization expense due to selling flocks early in fiscal 2020 in response to market conditions. Egg purchase expenses decreased 4.4%, primarily due to the decrease in the volume of outside egg purchases, partially offset by an increase in the cost of these purchases.

Included in cost of sales for the twenty-six weeks ended November 30, 2019 is a $2.9 million impairment charge related to decommissioning older, less efficient production facilities as we invest in new facilities to meet the increasing demand for specialty eggs and reduce production costs.

Feed costs started trending higher midway through the second quarter and continued volatility is expected for the remainder of fiscal 2021 as increased export demand for both soybeans and corn is placing pressure on domestic supplies. Additionally, the ongoing uncertainties and supply chain disruptions related to the COVID-19 outbreak, weather fluctuations and geopolitical issues surrounding trade agreements and international tariffs will continue to affect market prices for our primary feed ingredients.

GROSS PROFIT

Gross profit for the second quarter of fiscal 2021 was $58.5 million compared to $29.4 million for the same period of fiscal 2020. For the twenty-six weeks ended November 28, 2020 gross profit was $75.2 million compared to $8.3 million for the same period of fiscal 2020. The increase for both periods was primarily due to the increase in conventional shell egg selling prices and an increase in dozens sold for specialty eggs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SGA”) expenses include costs of marketing, distribution, accounting, and corporate overhead.  The following table presents an analysis of our SGA expenses (in thousands):

	13 Weeks Ended
	November 28, 2020	November 30, 2019	$ Change	% Change
Specialty egg expense	$14,039	$11,939	$2,100	17.6%
Delivery expense	13,052	13,524	(472)	(3.5)%
Payroll, taxes and benefits	10,030	10,257	(227)	(2.2)%
Stock compensation expense	931	903	28	3.1%
Other expenses	5,821	9,105	(3,284)	(36.1)%
Total	$43,873	$45,728	$(1,855)	(4.1)%

For the second quarter of fiscal 2021, SGA expenses decreased 4.1% to $43.9 million from $45.7 million for the same period in fiscal 2020. Specialty egg expense increased $2.1 million, or 17.6%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 17.7% for the second quarter ended November 28, 2020. Other expenses decreased $3.3 million or 36.1% compared to the same period in fiscal 2020. This decrease is primarily due to a legal settlement paid in the second quarter of fiscal 2020.

Index

	26 Weeks Ended
	November 28, 2020	November 30, 2019	$ Change	% Change
Specialty egg expense	$26,736	$23,414	$3,322	14.2%
Delivery expense	25,546	26,032	(486)	(1.9)%
Payroll, taxes and benefits	21,331	20,752	579	2.8%
Stock compensation expense	1,824	1,794	30	1.7%
Other expenses	12,401	16,211	(3,810)	(23.5)%
Total	$87,838	$88,203	$(365)	(0.4)%

For the twenty-six weeks ended November 28, 2020, SGA expense decreased 0.4% to $87.8 million from $88.2 million for the same period in fiscal 2020. Specialty egg expense increased $3.3 million, or 14.2%, compared to the same period of the prior year. Specialty egg expense typically fluctuates with specialty egg dozens sold, which increased 16.6% for the twenty-six weeks ended November 28, 2020. Other expenses decreased $3.8 million or 23.5% compared to the same period in fiscal 2020. This decrease is primarily due to the legal settlement paid in the second quarter of fiscal 2020 and the first quarter of fiscal 2021 return of brokerage commissions on property and casualty insurance placements refunded after final reconciliation of all brokerage service agreements.

Included in Other expenses is approximately $551 thousand related to the secondary public offering completed in August 2020 by the wife of our late founder and a trust of which his daughters are beneficiaries. For more information, see Note 12 – Related Party Transaction of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

OPERATING INCOME (LOSS)

For the second quarter of fiscal 2021, we recorded operating income of $14.5 million compared to an operating loss of $16.6 million for the same period of fiscal 2020.

For the twenty-six weeks ended November 28, 2020, we recorded an operating loss of $12.7 million compared to an operating loss of $80.0 million for the same period of fiscal 2020.

OTHER INCOME (EXPENSE)

Total other income (expense) consists of items not directly charged or related to operations, such as interest income and expense, royalty income, equity in income or loss of unconsolidated entities, and patronage income, among other items.

For the second quarter of fiscal 2021, we earned $727 thousand of interest income compared to $1.2 million for the same period of fiscal 2020. For the twenty-six weeks ended November 28, 2020, we earned $1.7 million of interest income compared to $3.0 million for the same period of fiscal 2020. The decrease for both periods resulted from significantly lower interest rates. The Company recorded interest expense of $64 thousand and $91 thousand for the second quarters ended November 28, 2020 and November 30, 2019, respectively. For the twenty-six weeks ended November 28, 2020 and November 30, 2019 interest expense was $135 thousand and $181 thousand, respectively.

For the second quarter and the twenty-six weeks ended November 28, 2020, the increase in income from our equity investments of unconsolidated entities was $512 thousand and $922 thousand, respectively. The increase for both periods is primarily due to the increase in egg selling prices positively impacting the profitability of our joint ventures.

Other, net for the twenty-six weeks ended November 28, 2020, was income of $436 thousand compared to income of $482 thousand for the same period of fiscal 2020.

Other, net for the second quarter ended November 28, 2020, was income of $948 thousand compared to income of $1.8 million for the same period of fiscal 2020. The decrease is primarily driven by lower realized and unrealized gains in investment securities available-for-sale.

INCOME TAXES

For the second quarter of fiscal 2021, pre-tax income was $15.9 million compared to a pre-tax loss of $15.0 million for the same period of fiscal 2020. Income tax expense of $3.8 million was recorded for the second quarter of fiscal 2021 with an

Index
effective tax rate of 23.6%, compared to a benefit of $4.9 million (which included a $1.5 million state income tax benefit recorded for a claim for a refund) for the comparable period of fiscal 2020, which reflects an effective tax rate of 32.3%.

For the twenty-six weeks ended November 28, 2020, pre-tax loss was $9.6 million compared to $75.5 million for the same period of fiscal 2020. Income tax benefit of $2.4 million was recorded with an effective tax rate of 24.6%, compared to $19.6 million for the comparable period of fiscal 2020, which reflects an effective tax rate of 26.0%.

At November 28, 2020, trade and other receivables included income taxes receivables of $9.7 million compared to $9.9 million at May 30, 2020.

Our effective rate differs from the federal statutory income tax rate due to state income taxes, certain federal tax credits and certain items included in income for financial reporting purposes that are not included in taxable income for income tax purposes, including tax exempt interest income, certain nondeductible expenses and net income or loss attributable to noncontrolling interest.  Results for the second quarter of fiscal 2020 were favorably impacted by a $1.5 million state income tax benefit recorded for a claim for a refund filed during the period.

NET INCOME (LOSS) ATTRIBUTABLE TO CAL-MAINE FOODS, INC.

Net income for the second quarter ended November 28, 2020 was $12.2 million, or $0.25 per basic and diluted share, compared to a loss of $10.1 million or $0.21 per basic and diluted share for the same period of fiscal 2020.

Net loss for the twenty-six weeks ended November 28, 2020 was $7.2 million, or $0.15 per basic and diluted share, compared to $55.8 million or $1.15 per basic and diluted share for the same period of fiscal 2020.

CAPITAL RESOURCES AND LIQUIDITY

Our working capital at November 28, 2020 was $399.7 million, compared to $429.1 million at May 30, 2020. The calculation of working capital is defined as current assets less current liabilities. Our current ratio was 5.25 at November 28, 2020, compared with 5.60 at May 30, 2020.

We had no long-term debt outstanding at November 28, 2020 or May 30, 2020. On July 10, 2018, we entered into a $100.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”). As of November 28, 2020, no amounts were borrowed under the Revolving Credit Facility. We have $4.3 million in outstanding standby letters of credit, issued under our Revolving Credit Facility for the benefit of certain insurance companies. Refer to Note 10 of our audited financial statements included in our 2020 Annual Report for further information regarding our long-term debt.

For the twenty-six weeks ended November 28, 2020, $10.7 million in net cash was used in operating activities, compared to $74.3 million used in operating activities for the comparable period in fiscal 2020. This is primarily due to an increase in egg selling prices compared to the prior year period, which contributed to the decrease in cash used in operations.

We continue to invest in our facilities with $52.4 million used to purchase property, plant and equipment for the twenty-six weeks ended November 28, 2020 compared to $68.1 million in the same period of fiscal 2020.  Sales and maturities of investment securities, net of purchases, were $29.4 million for the twenty-six weeks ended November 28, 2020 compared to $127.0 million for the comparable period in fiscal 2020. We received $2.7 million in distributions from unconsolidated entities during the first two quarters of fiscal 2021 compared to $2.4 million for the same period fiscal of 2020. We used $101 thousand for principal payments on finance leases in the first two quarters of fiscal 2021 compared to $1.6 million for principal payments on long-term debt and finance leases for the same period of fiscal 2020.

As of November 28, 2020, cash decreased $30.8 million since May 30, 2020 compared to a decrease of $58.0 million during the same period of fiscal 2020.

We continue to take aggressive steps to position Cal-Maine Foods to meet the expected future demand for cage-free eggs. We have invested approximately $405 million in facilities, equipment and related operations to expand our cage-free production starting with our first facility in 2008. The following table presents material construction projects approved as of November 28, 2020, along with our $40.1 million capital project announced in December 2020 to convert existing conventional capacity at

Index
our Guthrie, Kentucky production facility to house approximately 1.5 million cage-free hens and 300 thousand pullets (in thousands):

Project(s) Type	Projected Completion	Projected Cost	Spent as of November 28, 2020	Remaining Projected Cost
Convertible/Cage-Free Layer Houses & Pullet Houses	Fiscal 2021	38,032	35,042	2,990
Cage-Free Layer & Pullet Houses/Processing Facility	Fiscal 2022	127,304	72,527	54,777
		165,336	107,569	57,767

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

CRITICAL ACCOUNTING POLICIES

We suggest our Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements included our 2020 Annual Report, and as described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in such 2020 Annual Report and this Quarterly Report. Except for the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), there have been no changes to our significant accounting policies described in our 2020 Annual Report. In addition, there have been no changes to our critical accounting policies identified in our 2020 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of November 28, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended November 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are controlled by the family of our late founder, Fred R. Adams, Jr., and Adolphus B. Baker, our Chief Executive Officer and Chairman of our Board of Directors, controls the vote of 100% of our outstanding Class A Common Stock.

Fred R. Adams, Jr., Founder and Chairman Emeritus died on March 29, 2020. Mr. Adams’ son-in-law, Adolphus B. Baker, our Chief Executive Officer and Chairman of our board of directors, Mr. Baker’s spouse and her three sisters (who are Mr. Adams’ four daughters) beneficially own, directly or indirectly through related entities, 100% of our outstanding Class A Common Stock, controlling approximately 52.2% of our total voting power. Additionally, such persons and Jean Reed Adams (“Mrs. Adams”), the wife of our late founder, Fred R. Adams, Jr., also have additional voting power due to beneficial ownership of our Common Stock, directly or indirectly through related entities, resulting in family voting control of approximately 57.7% of our total voting power. Mr. Baker controls the vote of 100% of our outstanding Class A Common Stock.

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

The sale or availability for sale of substantial amounts of our Common Stock could adversely impact its price. Our articles of incorporation authorize us to issue 120,000,000 shares of our Common Stock. As of January 5, 2021, there were 43,968,231 shares of our Common Stock outstanding. Accordingly, a substantial number of shares of our Common Stock are outstanding and are, or could become, available for sale in the market. In addition, we may be obligated to issue additional shares of our Common Stock in connection with employee benefit plans (including equity incentive plans).

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

Index
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table is a summary of our second quarter 2020 share repurchases:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	Or Programs	Plans or Programs
8/30/20 to 9/26/20	—	$—	—	—
9/27/20 to 10/24/20	—	—	—	—
10/25/20 to 11/28/20	1,102	40.90	—	—
	1,102	$40.90	—	—

(1) As permitted under our Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

ITEM 6. EXHIBITS

Exhibits

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2	Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
10.1	Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K, filed October 2, 2020).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32**	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer
101.SCH*+	Inline XBRL Taxonomy Extension Schema Document
101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL-MAINE FOODS, INC.
(Registrant)

Date:	January 5, 2021	/s/ Max P. Bowman
Max P. Bowman
Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	January 5, 2021	/s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller (Principal Accounting Officer)