Form 10-Q
period 2021-02-27
CAL-MAINE FOODS INC
filed 2021-03-29
CIK 16160

Index

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549

FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended
February 27, 2021

or

☐
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number:

000-38695

CAL-MAINE FOODS, INC
.
(Exact name of registrant as specified in its charter)

Delaware

64-0500378
(State or other jurisdiction of incorporation or organization)

(I.R.S Employer Identification No.)

3320 Woodrow Wilson Avenue
,
Jackson
,
Mississippi

39209

(Address of principal executive offices)

(Zip Code)

(
601
)
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

90 days.
Yes
☑

No
☐

Indicate by check

mark whether the

registrant has submitted

electronically every

Interactive Data File

required to be

submitted
pursuant to

Rule 405

of Regulation

S-T (§232.405

of this

chapter) during

the preceding

12 months

(or for

such shorter

period
tha t the registrant was required to submit such files).
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
Yes
☐

No
☑

There were
44,056,163

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of March 29, 2021.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -

February 27, 2021 and May 30, 2020

3

Condensed Consolidated Statements of Operations -
Thirteen and Thirty-nine Weeks Ended February 27, 2021 and February 29, 20
20

4

Condensed Consolidated Statements of Comprehensive Income (Loss) -
Thirteen and Thirty-nine Weeks Ended February 27, 2021 and February 29, 2020

5

Condensed Consolidated Statements of Cash Flows -

Thirty-nine Weeks Ended February 27, 2021 and February 29, 2020

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

20

Item 4.

Controls and Procedures

29

Part II.

Other Information

Item 1.

Legal Proceedings

30

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 6.

Exhibits

31

Signatures

31

Index

PART

I.

FINANCIAL
  INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

February 27, 2021 43981
Assets
Current assets:
Cash and cash equivalents $
52,917
$
78,130
Investment securities available-for-sale
127,771
154,163
Trade and other receivables, net
130,314
98,375
Inventories
207,739
187,216
Prepaid expenses and other current assets
4,162
4,367
Total current

assets
522,903
522,251
Property, plant &

equipment, net
585,389
557,375
Finance lease right-of-use asset, net
563
678
Operating lease right-of-use asset, net
1,922
2,531
Investments in unconsolidated entities
57,055
60,982
Goodwill
35,525
35,525
Intangible assets, net
22,256
22,816
Other long-term assets
5,671
4,536
Total Assets $
1,231,284
$
1,206,694
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
99,851
$
92,182
Current portion of finance lease obligation
212
205
Current portion of operating lease obligation
741
796
Total current

liabilities
100,804
93,183
Long-term finance lease obligation
492
652
Long-term operating lease obligation
1,180
1,735
Other noncurrent liabilities
9,690
8,681
Deferred income taxes
102,669
92,768
Total liabilities
214,835
197,019
Commitments and contingencies - see Note 12
—

—

Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized 120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued 4,800 shares
48
48
Paid-in capital
63,170
60,372
Retained earnings
980,212
975,147
Accumulated other comprehensive income (loss), net of tax
(135)
79
Common stock in treasury at cost – 26,205

shares at February 27, 2021 and
26,287
shares at May 30, 2020
(27,549)
(26,674)
Total stockholders’

equity
1,016,449
1,009,675
Total Liabilities and

Stockholders’ Equity
$
1,231,284

$

1,206,694
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Net sales $
359,080
$
345,588
$
999,189
$
898,276
Cost of sales
311,563
295,760
876,457
840,198
Gross profit
47,517
49,828
122,732
58,078
Selling, general and administrative
47,656
44,231
135,494
132,434
Loss on disposal of fixed assets
354
385
476
467
Operating income (loss)
(493)
5,212
(13,238)
(74,823)
Other income (expense):
Interest income, net
591
803
2,181
3,628
Royalty income
321
414
906
1,173
Patronage dividends
9,004
10,096
9,004
10,096
Equity income of unconsolidated entities
1,872
1,445
1,886
537
Other, net
537
79
1,485
1,897
Total other income,

net
12,325
12,837
15,462
17,331
Income (loss) before income taxes
11,832
18,049
2,224
(57,492)
Income tax (benefit) expense
(1,716)
4,278
(4,080)
(15,356)
Net income (loss)
13,548
13,771
6,304
(42,136)
Less: Income (loss) attributable to noncontrolling
interest
—
22
—
(64)
Net income (loss) attributable to Cal-Maine
Foods, Inc. $
13,548
$
13,749
$
6,304
$
(42,072)
Net income (loss) per common share attributable
to Cal-Maine Foods, Inc.:
Basic $
0.28
$
0.28
$
0.13
$
(0.87)
Diluted $
0.28
$
0.28
$
0.13
$
(0.87)
Weighted average

shares outstanding:
Basic
48,530
48,473
48,511
48,455
Diluted
48,659
48,588
48,649
48,455
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of   Comprehensive Income (Loss)
(in thousands)
(unaudited)

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Net profit (loss) $
13,548

$

13,771

$

6,304

$

(42,136)
Other comprehensive income (loss), before tax:
Unrealized holding loss on available-for-sale
securities, net of reclassification adjustments
(378)
(38)
(283)
(863)
Income tax benefit related to items of other
comprehensive income
92
9
69
210
Other comprehensive loss, net of tax
(286)
(29)
(214)
(653)
Comprehensive income (loss)
13,262
13,742
6,090
(42,789)
Less: Comprehensive income (loss) attributable
to the noncontrolling interest
—
22
—
(64)
Comprehensive income (loss) attributable to Cal-
Maine Foods, Inc. $
13,262
$
13,720
$
6,090
$
(42,725)
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020
Operating activities:
Net income (loss) $
6,304
$
(42,136)
Depreciation and amortization
44,391
42,911
Deferred income taxes
9,970
(13,406)
Impairment loss on property,

plant & equipment
—
2,919
Other adjustments, net
(45,936)
(26,742)
Net cash provided by (used in) operations
14,729
(36,454)
Investing activities:
Purchases of investment securities
(59,415)
(12,100)
Sales and maturities of investment securities
85,202
181,533
Distributions from unconsolidated entities
5,813
6,114
Acquisition of business
—
(44,515)
Purchases of property,

plant and equipment
(73,796)
(94,600)
Net proceeds from disposal of property,

plant and equipment
3,273
1,839
Net cash provided by (used in) investing activities
(38,923)
38,271
Financing activities:
Purchase of common stock by treasury
(871)
(910)
Distributions to noncontrolling interests
—
(755)
Principal payments on long-term debt
—
(1,500)
Principal payments on finance lease
(153)
(146)
Contributions
5
—
Net cash used in financing activities
(1,019)
(3,311)
Net change in cash and cash equivalents
(25,213)
(1,494)
Cash and cash equivalents at beginning of period
78,130
69,247
Cash and cash equivalents at end of period $
52,917

$

67,753
Supplemental Information:
Cash paid for operating leases $
703
$
635
Interest paid $
193

$

77
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
February 27, 2021
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

2020

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

year.

Fiscal Year

The Company's

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on February 27, 2021 and February 29, 2020 included 13 weeks and 39 weeks, respectively.

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
changing

and

difficult

to

predict.

Therefore,

our

accounting

estimates

and

assumptions

might

change

materially

in

future
periods in response to COVID-19.

Investment Securities

Our investment

securities are

accounted

for in

accordance with

ASC 320,

“Investments -

Debt and

Equity Securities”

(“ASC
320”).

The

Company

considers

all

its

debt

securities

for

which

there

is

a

determinable

fair

market

value,

and

there

are

no
restrictions

on

the

Company's

ability

to

sell

within

the

next

12

months,

as

available-for-sale.

We

classify

these

securities

as
current, because the

amounts invested are available

for current operations.

Available-for-sale

securities are carried at

fair value,
with unrealized

gains and

losses reported

as a

separate

component

of stockholders’

equity.

The Company

regularly

evaluates
changes to

the rating of

its debt securities

by credit

agencies and economic

conditions to assess

and record

any expected

credit
losses through allowance

for credit losses limited

to the amount

that fair value

was less than the

amortized cost basis.

The cost
basis for realized gains and

losses on available-for-sale securities is

determined by the specific identification

method. Gains and
losses

are

recognized

in

other

income

(expenses)

as

Other,

net

in

the

Company's

Condensed

Consolidated

Statements

of
Operations.

Investments

in

mutual

funds

are

classified

as

“Other

long-term

assets”

in

the

Company’s

Consolidated

Balance
Sheets.

Trade Receivables

Trade

receivables are

stated at

their carrying

values, which

include a

reserve for

credit losses.

At February

27, 2021

and May
30,

2020,

reserves

for

credit

losses

were

$
728

thousand

and

$
744

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

loss” model

and requires

measurement of

all expected

credit losses

for financial

assets held

at the

reporting date
based

on

historical

experience,

current

conditions,

and

reasonable

and

supportable

forecasts.

The

Company

adopted

the
guidance on

a modified

retrospective basis

through a

cumulative effect

adjustment to

retained earnings

as of

the beginning

of
the period of

adoption. The Company

evaluated its current

methodology of

estimating allowance for

doubtful accounts and

the
risk

profile

of

its

receivables

portfolio

and

developed

a

model

that

includes

the

qualitative

and

forecasting

aspects

of

the
“expected

loss”

model

under

the

amended

guidance.

The

Company

finalized

its

assessment

of

the

impact

of

the

amended
guidance and recorded a $
422

thousand cumulative increase to retained earnings at May 31, 2020.

Note 2 - Investment   Securities

The following represents the Company’s

investment securities as of February 27, 2021 and May 30, 2020 (in thousands):

February 27, 2021
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,157
$
52
$
—
$
16,209
Commercial paper
6,345
—
—
6,345
Corporate bonds
92,256
1,062
—
93,318
Certificates of deposits
2,084
—
7
2,077
Asset backed securities
9,823
—
1
9,822
Total current

investment securities
$
126,665
$
1,114
$
8
$
127,771
Mutual funds $
2,293
$
1,424
$
—
$
3,717
Total noncurrent

investment securities
$
2,293
$
1,424
$
—
$
3,717

43981
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,093
$
86
$
—
$
16,179
Commercial paper
6,965
17
—
6,982
Corporate bonds
125,594
1,274
—
126,868
Certificates of deposits
1,492
—
—
1,492
Asset backed securities
2,629
13
—
2,642
Total current

investment securities
$
152,773
$
1,390
$
—
$
154,163
Mutual funds $
2,005
$
744
$
—
$
2,749
Total noncurrent

investment securities
$
2,005
$
744
$
—
$
2,749

Available-for-sale

Proceeds from sales

and maturities of investment

securities available-for-sale

were $
85.2

million and $
181.5

million during the
thirty-nine weeks

ended February 27,

2021 and

February 29,

2020,

respectively.

Gross realized

gains for

the thirty-nine

weeks
ended

February

27,

2021

and

February

29,

2020

were

$
116

thousand

and

$
246

thousand,

respectively.

There

were

$
17
thousand

and

$
7

thousand

gross

realized

losses

for

the

thirty-nine

weeks

ended February

27,

2021

and

February

29,

2020,
respectively.

There were
no

allowance for credit losses at February 27, 2021 and May 30, 2020.

Index

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties.

Contractual maturities of current investments at February 27, 2021 are as follows (in thousands):

Estimated Fair Value
Within one year $
44,862
1-5 years
82,909
Total $
127,771

Noncurrent

There were
no

sales of

noncurrent investment

securities during

the thirty-nine

weeks ended February

27, 2021.

Proceeds from
sales

and

maturities

of

noncurrent

investment

securities

were

$
1.2

million

during

the

thirty-nine

weeks

ended February

29,
2020.

Gross

realized

gains

for

the

thirty-nine

weeks

ended February

29,

2020

were

$
611

thousand.

There

were
no

realized
losses for the thirty-nine weeks ended February 27, 2021 and February

29, 2020.

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

•

Level 1

- Quoted prices in active markets for identical assets or liabilities
•

Level 2

- Inputs

other than

quoted

prices included

in Level

1 that

are observable

for the

asset or

liability,

either
directly or indirectly,

including:
◦

Quoted prices for similar assets or liabilities in active markets
◦

Quoted prices for identical or similar assets in non-active markets
◦

Inputs other than quoted prices that are observable for the asset or liability
◦

Inputs derived principally from or corroborated by other observable market data
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

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis

In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of February 27, 2021 and May 30,

2020 (in thousands):

February 27, 2021 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
16,209
$
—
$
16,209
Commercial paper
—
6,345
—
6,345
Corporate bonds
—
93,318
—
93,318
Certificates of deposits
—
2,077
—
2,077
Asset backed securities
—
9,822
—
9,822
Mutual funds
3,717
—
—
3,717
Total assets measured at fair

value
$
3,717
$
127,771
$
—
$
131,488

Index

43981 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
16,179
$
—
$
16,179
Commercial paper
—
6,982
—
6,982
Corporate bonds
—
126,868
—
126,868
Certificates of deposits
—
1,492
—
1,492
Asset backed securities
—
2,642
—
2,642
Mutual funds
2,749
—
—
2,749
Total assets measured at fair

value
$
2,749
$
154,163
$
—
$
156,912

Investment

securities

–

available-for-sale

classified

as Level

2

consist

of

securities

with maturities

of

three

months

or longer
when purchased. Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Note 4 - Inventories

Inventories consisted of the following as of February 27, 2021 and

May 30, 2020 (in thousands):

February 27, 2021 43981
Flocks, net of amortization $
115,904
$
110,198
Eggs and egg products
18,069
18,487
Feed and supplies
73,766
58,531
$
207,739
$
187,216

We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks).

Our total flock at February
27, 2021 consisted of approximately
9.6

million pullets and breeders and
41.3

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

for a subsequent profitable

quarter until the Company

is profitable on a cumulative

basis computed from the
date

of

the

last

quarter

for

which

a

dividend

was

paid.

For

the

third

quarter

of

fiscal

2021,

we

will

pay

a

cash

dividend

of
approximately

$
0.034

per share

to holders

of our

Common Stock

and

Class A

Common

Stock.

The amount

of the

accrual is
recorded in Accounts payable and accrued expenses in the Company’s

Condensed Consolidated Balance Sheets.

Index

On

our

condensed

consolidated

statement

of

operations,

we

determine

dividends

per

common

share

in

accordance

with

the
computation in the following table (in thousands, except per share data):

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Net income (loss) attributable to Cal-Maine
Foods, Inc. $
13,548
$
13,749
$
6,304
$
(42,072)
Cumulative losses to be recovered prior to
payment of divided at beginning of period
(8,614)
(75,582)
(1,370)
(19,761)
Net income attributable to Cal-Maine Foods,
Inc. available for dividend $
4,934
$
—
$
4,934
$
—
1/3 of net income attributable to Cal-Maine
Foods, Inc. available for dividend
1,645
Common stock outstanding (shares)
44,056
Class A common stock outstanding (shares)
4,800
Total common stock

outstanding (shares)
48,856
Dividends per common share* $
0.034
*
Dividends per common share

= 1/3 of Net

income (loss) attributable to

Cal-Maine Foods, Inc. available

for dividend ÷ Total

common stock
outstanding (shares).

Note 6 - Equity

The following reflects the equity activity,

for the thirteen and thirty-nine weeks ended February 27,

2021 and February 29, 2020
(in thousands):

Thirteen Weeks Ended February

27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Income Earnings Total
Balance at November 28, 2020 $
703
$
48
$
(26,723)
$
62,206
$
151
$
968,325
$
1,004,710
Other comprehensive loss, net of
tax — — — —
(286)
—
(286)
Purchase of company stock — —
(826)
— — —
(826)
Restricted stock compensation — — —
964
— —
964
Dividends — — — — —
(1,661)
(1,661)
Net income — — — — —
13,548
13,548
Balance at February 27, 2021 $
703
$
48
$
(27,549)
$
63,170
$
(135)
$
980,212
$
1,016,449

Index

Thirteen Weeks Ended February 29, 2020
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum. Other
Retained Noncontrolling
Amount Amount Amount Capital
Comp. Income
Earnings Interest Total
Balance at November 30,
2019 $
703
$
48
$
(25,888)
$
58,652
$
(269)
$
900,485
$
562
$
934,293
Other comprehensive
loss, net of tax — — — —
(29)
— —
(29)
Restricted stock
forfeitures — —
103
(103)
— — — —
Purchase of company
stock — —
(889)
— — — —
(889)
Restricted stock
compensation — — —
886
— — —
886
Net income — — — — —
13,749
22
13,771
Balance at February 29,
2020 $
703
$
48
$
(26,674)
$
59,435
$
(298)
$
914,234
$
584
$
948,032

Thirty-nine Weeks Ended February

27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Income Earnings Total
Balance at May 30, 2020 $
703
$
48
$
(26,674)
$
60,372
$
79
$
975,147
$
1,009,675
Impact of ASC 326, see Note 1 — — — — —
422
422
Balance at May 31, 2020
703
48
(26,674)
60,372
79
975,569
1,010,097
Other comprehensive loss, net of
tax — — — —
(214)
—
(214)
Restricted stock forfeitures — —
(4)
4
— — —
Purchase of company stock — —
(871)
— — —
(871)
Restricted stock compensation — — —
2,789
— —
2,789
Contributions — — —
5
— —
5
Dividends — — — — —
(1,661)
(1,661)
Net income — — — — —
6,304
6,304
Balance at February 27, 2021 $
703
$
48
$
(27,549)
$
63,170
$
(135)
$
980,212
$
1,016,449

Index

Thirty-nine Weeks Ended February 29, 2020
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum. Other
Retained Noncontrolling
Amount Amount Amount Capital
Comp. Income
Earnings Interest Total
Balance at June 01, 2019 $
703
$
48
$
(25,866)
$
56,857
$
355
$
954,527
$
3,182
$
989,806
Other comprehensive
loss, net of tax — — — —
(653)
— —
(653)
Restricted stock
forfeitures — —
102
(102)
— — — —
Purchase of company
stock — —
(910)
— — — —
(910)
Distributions to
noncontrolling interest
partners — — — — — —
(755)
(755)
Reclass of equity portion
of Texas Egg Products,
LLC in connection with
acquisition — — — — —
1,779
(1,779)
—
Restricted stock
compensation — — —
2,680
— — —
2,680
Net loss — — — — —
(42,072)
(64)
(42,136)
Balance at February 29,
2020 $
703
$
48
$
(26,674)
$
59,435
$
(298)
$
914,234
$
584
$
948,032

Note 7 - Net Income (Loss) per Common Share

Basic net

income (loss)

per share

attributable to

Cal-Maine Foods,

Inc. is

based on

the weighted

average Common

Stock and
Class A Common

Stock outstanding.

Diluted net income

per share attributable

to Cal-Maine Foods,

Inc. is based

on weighted-
average

common

shares

outstanding

during

the

relevant

period

adjusted

for

the

dilutive

effect

of

share-based

awards.

Restricted

shares

of
121

thousand

were

antidilutive

due

to

the

net

loss

for

the

thirty-nine

weeks

ended

February

29,

2020.

These shares were not included in the diluted net loss per share calculation.

Index

The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income per common share attributable to Cal-Maine Foods, Inc.

(amounts in thousands, except per share data):

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Numerator
Net income (loss) $
13,548
$
13,771
$
6,304
$
(42,136)
Less: Income (loss) attributable to
noncontrolling interest
—
22
—
(64)
Net income (loss) attributable to Cal-
Maine Foods, Inc. $
13,548
$
13,749
$
6,304
$
(42,072)
Denominator
Weighted-average

common shares
outstanding, basic
48,530
48,473
48,511
48,455
Effect of dilutive restricted shares
129
115
138
—
Weighted-average

common shares
outstanding, diluted
48,659
48,588
48,649
48,455
Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.
Basic $
0.28
$
0.28
$
0.13
$
(0.87)
Diluted $
0.28
$
0.28
$
0.13
$
(0.87)

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

Index

Disaggregation of Revenue

The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Conventional shell egg sales $
203,189
$
210,329
$
560,297
$
518,898
Specialty shell egg sales
145,210
125,019
408,537
352,118
Egg products
9,098
9,212
25,736
24,210
Other
1,583
1,028
4,619
3,050
$
359,080
$
345,588
$
999,189
$
898,276

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

13 Weeks Ended

February 27, 2021
39 Weeks Ended

February 27, 2021
Operating Lease cost $
233
$
703
Finance Lease cost
Amortization of right-of-use asset $
44
$
125
Interest on lease obligations $
9
$
27
Short term lease cost $
857
$
2,714

Index

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

As of February 27, 2021
Operating Leases Finance Leases
Remainder fiscal 2021 $
224
$
68
2022
802
239
2023
539
239
2024
380
218
2025
130
—
2026
26
—
Thereafter
5
—
Total
2,106
764
Less imputed interest
(185)
(60)
Total $
1,921
$
704

The

weighted-average

remaining

lease

term

and

discount

rate

for

lease

liabilities

included

in

our

Condensed

Consolidated
Balance Sheet are as follows:

As of February 27, 2021
Operating Leases Finance Leases
Weighted-average

remaining lease term (years)
3.0
2.8
Weighted-average

discount rate
5.9
%
4.9
%

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
2,000,000
,

of

which
1,128,488

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

vests one

to three

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

Total

stock-based compensation

expense was

$
2.8

million and

$
2.7

million for

the thirty-nine

weeks ended

February 27,

2021
and February 29, 2020, respectively.

Unrecognized

compensation expense

as a

result of

non-vested

shares of

restricted stock

outstanding under

the 2012

Omnibus
Long-Term

Incentive Plan

at February

27, 2021

of $
7.5

million will

be recorded

over a

weighted average

period of
2.3

years.

Refer

to

Note

16

of

our

audited

financial

statements

in

our
2020
Annual

Report

for

further

information

on

our

stock
compensation plans.

Index

The Company’s restricted share activity

for the thirty-nine weeks ended February 27, 2021 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 30, 2020
273,046
$
41.36
Granted
110,560
37.71
Vested
(79,328)
43.96
Forfeited
(4,431)
40.12
Outstanding, February 27, 2021
299,847
$
39.35

Note 11 – Income Taxes

The differences

between income

tax expense

(benefit)

at the

Company’s

effective

income tax

rate and

income tax

expense at
the statutory federal income tax rate for the thirteen and thirty-nine weeks ended as of February 27, 2021 were as follows:

Thirteen Weeks

Ended
Thirty-nine Weeks

Ended
February 27, 2021 February 27, 2021
Statutory federal income tax

$
2,907
$
543
Enacted net operating loss carryback provision
(6,422)
(6,422)
Domestic manufacturers deduction
1,408
1,408
Other, net
391
391
$
(1,716)
$
(4,080)

On March

27, 2020,

the Coronavirus

Aid, Relief,

and Economic

Security

Act (the

“CARES Act”)

was enacted.

The CARES
Act

contains

several income

tax provisions,

as well

as other

measures,

that are

intended to

assist businesses

impacted

by

the
economic

effects

of

the

COVID-19

pandemic.

The

most

significant

provision

of

the

CARES

Act

that

materially

affects

our
accounting

for

income

taxes

includes

a

five-year

carryback

allowance

for

taxable

net

operating

losses generated

in

tax

years
2018 through 2020, our fiscal years 2019 through 2021.

Our financial

statements for

the thirteen

weeks ended

February 27,

2021 were

affected by

the changes

enacted by

the CARES
Act.

As a result of the applicable accounting

guidance and the provisions enacted by the CARES Act, our

income tax provision
for the

third quarter

of fiscal

2021 reflects

the carryback

of taxable

net operating

losses generated

during periods

in which

the
statutory

federal

income

tax

rate

was
21
%

to

periods

in

which

the

statutory

federal

income

tax

rate

was
35
%.

Due

to

the
difference

in statutory

rates, we

recorded a

$
6.4

million discrete

income tax

benefit related

to the

carryback provisions

during
the thirteen

weeks ended

February 27,

2021. Because

the net

operating losses

were carried

back to

years in

which we

initially
reduced our taxable income using

the Domestic Production Activities Deduction,

we recorded a partially offsetting

$
1.4

million
discrete income tax expense during the thirteen weeks ended February 27,

2021 to account for the reduced taxable income.

Note 12 - Commitments and Contingencies

Financial Instruments

The Company maintained

standby letters of credit

("LOC") totaling $
4.1

million at February 27,

2021 which were issued

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

Index

permanent

injunctions

against

the

Company

and

WCF

to

prevent

further

alleged

violations

of

the

DTPA,

along

with

over
$
100,000

in damages. On August 13, 2020, the court granted the defendants’ motion to dismiss the State’s original petition with
prejudice. On September

11, 2020,

the State filed a

notice of appeal,

which was assigned to

the Texas

Court of Appeals

for the
First District. The

State filed its

opening brief

on December 7,

2020. The

Company and

WCF filed their

response on

February
8, 2021.

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

$
10,000

per violation,

or $
250,000

for
each violation impacting anyone over

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

yet been entered by
the court. It appears that the case will not be tried until later in 2021 or 2022.

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

Index

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

Note 13 - Related Party Transaction

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
the

offering

in

order

to

pay

estate

taxes

related

to

the

settlement

of

Mr.

Adam’s

estate

and

to

obtain

liquidity.

The

public
offering

was

made

pursuant

to

the

Company’s

effective

shelf

registration

statement

on

Form

S-3

(File

No.

333-227742),
including the Prospectus

contained therein dated

October 9, 2018, and

a related Prospectus Supplement

dated August 19,

2020,
each of

which is on

file with the

Securities and

Exchange Commission.

The public offering

involved only

the sale of

shares of
Common

Stock

that

were

already

outstanding,

and

thus

the

Company

did

not

issue

any

new

shares

or

raise

any

additional
capital

in

the

offering.

The

expenses

of

the

offering

(not

including

the

underwriting

discount

and

legal

fees

and

expenses

of
legal

counsel

for

the

Selling

Stockholders,

which

were

paid

by

the

Selling

Stockholders)

paid

by

the

Company

were
$
1,102,000
. Pursuant to the Agreement, the Selling Stockholders reimbursed the Company

$
551,000
.

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

these forward-
looking

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
eggs in the United States.

Our total flock of approximately 41.3 layers and 9.6

pullets and breeders is the largest in the U.S. We
sell most

of our

shell eggs

to a

diverse

group of

customers, including

national and

regional grocery

store chains,

club stores,
companies

servicing

independent

supermarkets

in

the

U.S.,

food

service

distributors,

and

egg

product

consumers

in

states
across the southwestern, southeastern, mid-western and mid

-Atlantic regions of the United States.

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

eggs, the Urner

-Barry Southeastern

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

Specialty shell

eggs have

been a

significant and

growing portion

of the

market. In

recent years,

a significant

number of

large
restaurant chains, food

service companies and

grocery chains, including

our largest customers,

announced goals to

transition to
an exclusively

cage-free egg

supply chain

by specified

future dates.

Additionally,

several states,

representing 23%

of the

U.S.

Index

total population according to the U.S. Census Bureau,

have passed legislation requiring that all eggs

sold in those states must be
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

One way

we have

done this

is by providing

food assistance

to those

in need.

Cal-Maine
Foods has donated

approximately 1.5 million

dozen eggs in the

first three

quarters of fiscal 2021.

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

We

continue to

proactively monitor

and manage

operations during

the COVID-19 pandemic,

including additional

related costs
that we incurred or

may incur in the future.

In the thirty-nine weeks ended

February 27, 2021,

we spent $1.8

million (excluding
medical insurance

claims) related

to the

pandemic, of

which $397

thousand was

spent in

the third

quarter of

fiscal 2021.

The
majority

of

such

expenses

for

both

periods

were

related

to

additional

labor,

primarily

reflected

in

cost

of

sales.

Medical
insurance

claims

related

to

COVID-19

paid

during

the

thirty-nine

weeks

ended

February

27,

2021

were

an

additional

$1.1
million of which $322 thousand were incurred in the third fiscal quarter of

2021.

EXECUTIVE OVERVIEW

For the

third quarter

of fiscal

2021,

we recorded

a gross

profit of $47.5

million compared

to $49.8

million for

the same period
of fiscal

2020.

Demand for

shell eggs

remained favorable,

primarily at

the retail

level as consumers

continue to

prepare more
meals at

home during

the COVID-19

pandemic.

According to

data provided

by Informational

Resources,

Inc. (“IRI”)

dozens
sold in the Total US -

Multi Outlet channel for conventional eggs for the

calendar year-to-date through March 7, 2021 increased
2.7% and specialty

dozens increased 14.0%

compared to the

same period in

the calendar year.

Our total dozens

sold increased
3.1% to 279.7 million

dozen shell eggs for the

third quarter of fiscal 2021

compared to 271.3 million

dozen for the same period
of fiscal 2020.

This is due to an increase in specialty egg dozens sold of 16.2%.

The

daily

average

price

for

the

UB

southeastern

large

index

for

third

quarter

of

fiscal

2021

increased

4.3%

from

the

same
period

in the

prior

year.

Our net

average

selling price

per dozen

for

the third

quarter

of fiscal

2021 was

$1.246

compared to
$1.236 in the prior

year period.

Although the hen numbers

reported by the United

States Department of Agriculture

(“USDA”)
as of March 1, 2020 were 327.4

million, which represents 3.1 million fewer

hens than reported a year ago.

The USDA reported
that the

hatch

from October

2020 through

February

2021 increased

2.6%

as compared

to the

prior comparable

period, which
may indicate an

increased supply of hens

in the future. As

we emerge from

the COVID-19 pandemic

with an anticipated return
in food

service demand,

these growing

supply indicators

could affect

the overall

balance of

supply and

demand for

shell eggs
and have an impact on market prices.

Our farm

production costs

per dozen

produced for

the third

quarter of

fiscal 2021

increased 7.0%

or $0.051

compared to

third
quarter of

fiscal 2020.

This increase

was primarily

due to higher

feed costs

in the

third quarter of

fiscal 2021

compared to

the

Index

same period

in the

prior fiscal

year due

to increased

prices for

corn and

soybeans caused

by increased

export demand,

global
weather

conditions

and

geopolitical

issues.

Other

farm

production

costs

for

the

third

quarter

of

fiscal

2021

decreased

3.1%
compared to the same period in the prior fiscal year due to reductions in flock amortization and facility expenses.

RESULTS OF

OPERATIONS

The

following

table

sets

forth,

for

the

periods

indicated,

certain

items

from

our

Condensed

Consolidated

Statements

of
Operations expressed as a percentage of net sales.

13 Weeks Ended 39 Weeks Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 86.8% 85.6% 87.7% 93.5%
Gross profit 13.2% 14.4% 12.3% 6.5%
Selling, general and administrative 13.3% 12.8% 13.6% 14.7%
Loss on disposal of fixed assets 0.1% 0.1% — % 0.1%
Operating income (loss) (0.2) % 1.5% (1.3) % (8.3) %
Total other income, net 3.4% 3.7% 1.5% 1.9%
Income (loss) before income taxes 3.2% 5.2% 0.2% (6.4) %
Income tax (benefit) expense (0.5) % 1.2% (0.4) % (1.7) %
Net income (loss) 3.7% 4.0% 0.6% (4.7) %
Less: Income (loss) attributable to
noncontrolling interest — %

(*)

% — %

(*)

%
Net income (loss) attributable to Cal-Maine
Foods, Inc. 3.7% 4.0% 0.6% (4.7) %

(*)
    Represents less than 0.1% of Net sales

NET SALES

Net sales

for the

third quarter

of fiscal

2021 were

$359.1 million, an

increase of

$13.5 million, or 3.9%,

compared to

net sales
of $345.6 million

for the same

period of fiscal

2020.

The increase was

primarily due

to a 3.1%

increase in the

total volume of
dozen eggs sold

which accounted for a

$10.5 million increase in

net sales. Dozens sold

for the third quarter

ended February 27,
2021 were 279.7 million compared to 271.3 million for the same period of fiscal 2020.

Net

shell

egg

sales

of

$350.0 million

and

$336.4 million

made

up

approximately

97.5% and

97.3%

of

net

sales for

the

third
quarters

ended February 27, 2021

and February 29, 2020,

respectively. The

net average selling price per

dozen of shell eggs for
the third quarters ended

February 27, 2021 and

February 29, 2020 was $1.246

and $1.236, respectively.

The increase in selling
price per dozen accounted for a $2.8 million increase in net sales.

Egg products

accounted for

2.5% and

2.7% of

net sales

for the

third quarter

ended February

27, 2021

and February

29, 2020,
respectively.

These

revenues

were

$9.1

million

and

$9.2

million

for

the

third

quarters

of

fiscal

2021

and

2020,

respectively.

The decrease is primarily due to decreased volume partially offset by higher selling prices.

Net

sales

for

the

thirty-nine

weeks

ended

February

27,

2021

were

$999.2 million,

an

increase

of

$100.9 million,

or 11.2%,
compared to

net sales of

$898.3 million for

the same period

of fiscal 2020

.

The increase was

primarily due

to a 7.0%

increase
in egg selling

prices which

accounted for

a $63.8 million

increase in net

sales. The

net average

selling price per

dozen of shell
eggs for the thirty-nine weeks ended February 27, 2021 and February

29, 2020 was $1.185 and $1.107, respectively.

Net shell

egg sales

of $973.5 million

and $874.1

million made

up approximately

97.4% and 97.3%

of net

sales for

the thirty-
nine

weeks

ended

February

27,

2021

and

February

29,

2020,

respectively.

Dozens

sold

for

the

thirty-nine

weeks

ended
February 27, 2021 were 817.4 million,

a 3.9% increase from 786.7 million for

the same period of fiscal 2020.

The total volume
increase accounted for a $36.3 million increase in net sales.

Egg

products

accounted

for

2.6% and

2.7%

of net

sales for

the thirty

-nine

weeks ended

February

27, 2021

and

February

29,
2020,

respectively.

These

revenues

were

$25.7 million

for

the

thirty-nine

weeks

ended

February

27,

2021,

compared

to
$24.2 million for the same period in fiscal 2020,

primarily due to higher selling prices slightly offset by decreased volume.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):

13 Weeks Ended 39 Weeks Ended
February 27, 2021 February 29, 2020 February 27, 2021 February 29, 2020
Total net sales $ 359,080 $ 345,588 $ 999,189 $ 898,276
Conventional $ 203,189 58.0% $ 210,329 62.5% $ 560,297 57.5% $ 518,898 59.4%
Specialty 145,210 41.5% 125,019 37.2% 408,537 42.0% 352,118 40.3%
Egg sales, net 348,399 99.5% 335,348 99.7% 968,834 99.5% 871,016 99.7%
Other 1,583 0.5% 1,028 0.3% 4,619 0.5% 3,050 0.3%
Net shell egg sales $ 349,982 100.0% $ 336,376 100.0% $ 973,453 100.0% $ 874,066 100.0%
Net shell egg sales as a
percent of total net sales 97.5% 97.3% 97.4% 97.3%
Dozens sold:
Conventional 203,070 72.6% 205,307 75.7% 599,625 73.4% 599,788 76.2%
Specialty 76,645 27.4% 65,970 24.3% 217,735 26.6% 186,939 23.8%
Total dozens sold 279,715 100.0% 271,277 100.0% 817,360 100.0% 786,727 100.0%
Net average selling price per
dozen:
Conventional $ 1.001 $ 1.024 $ 0.934 $ 0.865
Specialty $ 1.895 $ 1.895 $ 1.876 $ 1.884
All shell eggs $ 1.246 $ 1.236 $ 1.185 $ 1.107

Conventional

shell eggs

include all

shell egg

sales not

specifically identified

as specialty

shell egg

sales. Comparing

the third
quarters

ended February 27, 2021 and

February 29, 2020,

conventional egg dozens sold

decreased 1.1% and the

average selling
price

per

dozen

decreased

2.2%

to

$1.001

from

$1.024.

Comparing

the

thirty-nine

weeks

ended

February

27,

2021

and
February

29,

2020,

conventional

shell

egg

dozens

sold

remained

relatively

flat

while

the

average

selling

price

per

dozen
increased 8.0%

to $0.934 from $0.865.

Specialty

eggs,

which

include nutritionally

enhanced,

cage-free,

organic

and

brown

eggs, continued

to

make

up

a significant
portion of

our total

shell egg

revenue and

dozens sold. Specialty

egg retail

prices are

less cyclical

than conventional

shell egg
prices and are

generally higher due

to consumer willingness

to pay more

for specialty eggs.

For the third

quarter of fiscal

2021
and

2020,

specialty

shell

egg

dozens

sold

increased

16.2%,

and

the

average

selling

price

per

dozen

remained

the

same

at
$1.895.

For the

thirty-nine

weeks ended

February 27,

2021, specialty

shell egg

dozens sold

increased

16.5% and

the average
selling

price

decreased

0.4%

to

$1.876

from

$1.884

for

the

same

period

of

fiscal

2020.

In

the

third

quarter

of

fiscal

2021,
demand for specialty eggs

increased as consumers

opted for the specialty eggs

which is noted in the

Executive Overview above
along with increased

promotional spending. For

the thirty-nine weeks

ended February 27, 2021,

demand for specialty

eggs was
positively impacted by the higher conventional egg prices as compared to the same period in the prior year.

The shell

egg sales

classified as

“Other” represent

sales of hard

cooked eggs,

hatching eggs,

and other

miscellaneous products
included with our shell egg operations.

Egg

products

are shell

eggs

that are

broken

and

sold

in liquid,

frozen,

or dried

form.

Our egg

products

are sold

through our
wholly-owned subsidiaries American

Egg Products, LLC

and Texas

Egg Products, LLC. Comparing

the third quarters

of fiscal
2021 and

2020,

pounds

sold decreased

11.3%; however,

the average

selling price

per pound

increased 11.2

%

to $0.584

from
$0.525. Comparing

the thirty-nine

weeks ended

February 27,

2021 and

February 29,

2020, pounds

sold decreased

8.9% while
the average selling price per pound increased 16.7% to $0.553 from $0.474.

COST OF SALES

Cost of sales consists

of costs directly

related to production, processing

and packing of shell

eggs, purchases of

shell eggs from
outside producers,

processing and

packing of

liquid and

frozen egg

products, and

other non-egg

costs.

Farm production

costs

Index

are

costs incurred

at

the

egg

production

facility,

including

feed,

facility,

hen

amortization,

and

other

related

farm

production
costs.

The following table presents the key variables affecting cost of sales (in thousands, except cost per dozen data):

13 Weeks Ended 39 Weeks Ended
February 27, 2021 February 29, 2020 % Change February 27, 2021 February 29, 2020 % Change
Cost of Sales:
Farm production $ 190,883 $ 172,525 10.6% $ 531,877 $ 499,840 6.4%
Processing,
packaging, and
warehouse 63,640 60,186 5.7 187,014 170,998 9.4
Egg purchases and
other (including
change in inventory) 50,443 56,179 (10.2) 137,001 146,754 (6.6)
Total shell eggs 304,966 288,890 5.6 855,892 817,592 4.7
Egg products 6,597 6,870 (4.0) 20,565 19,687 4.5
Other — — — — 2,919 (100.0)
Total $ 311,563 $ 295,760 5.3% $ 876,457 $ 840,198 4.3%
Farm production costs
(per dozen produced)
Feed $ 0.467 $ 0.406 15.0% $ 0.422 $ 0.411 2.7%
Other $ 0.313 $ 0.323 (3.1) % $ 0.318 $ 0.328 (3.0) %
Total $ 0.780 $ 0.729 7.0% $ 0.740 $ 0.739 0.1%
Outside egg purchases
(average cost per
dozen) $ 1.26 $ 1.17 7.7% $ 1.23 $ 1.12 9.8%
Dozens produced 248,130 239,072 3.8% 731,205 684,837 6.8%
Dozens sold 279,715 271,277 3.1% 817,360 786,727 3.9%

Cost of sales for

the third quarter of

fiscal 2021 was $311.6

million, an increase of

$15.8 million, or 5.3%,

from $295.8 million
for the

same period

of fiscal

2020. The

increase was

primarily driven

by the

increase in

farm production

costs and

processing
costs.

Farm production

costs were primarily

impacted by higher

feed costs

of $0.467

per dozen

produced compared

to $0.406
per dozen

produced for

the same

period in

the prior

year.

Other farm

production costs

per dozen

produced decreased

3.1% to
$0.313

for

the

quarter

ended

February

27,

2021,

compared

to

$0.323

for

the

same

period

of

last

year,

primarily

from

lower
facility costs

and amortization

expense.

The lower

feed costs in

prior periods

which are

capitalized in

our flocks

during pullet
production helped reduce amortization expense in the third

quarter of fiscal 2021 as compared to the same period in fiscal 2020.
Facility

costs

decreased

in

the

third

quarter

of

fiscal

2021

compared

to

the

same

period

in

fiscal

2020

due

to

improved
efficiencies

in

our

utilization

of

our

facilities

and

increased

volume

of

production.

Processing

costs

increased

due

to

a

3.2%
increase

in

the

volume

of

eggs

processed

compared

to

the

same

period

of

the

prior

year.

The

cost

of

packaging

materials
increased 2.0%

compared to

the prior

year period

as the

retail channel

demand increased

due to

the pandemic.

The pandemic
led to

an increase

in labor

costs. Dozens

produced increased

3.8% compared

to the

same period

of fiscal

2020.

Egg purchase
expenses decreased 10.2%,

primarily due to the

decrease in the volume

of outside egg purchases,

partially offset by

an increase
in the cost of these purchases.

Cost of sales for the thirty-nine weeks ended February

27, 2021 was $876.5 million, an increase of $36.3 million,

or 4.3%, from
$840.2 million

for the

same period

of fiscal

2020.

The increase

was primarily

driven by

the increase

in farm

production costs
and processing costs.

Processing costs increased due

to a 5.5% increase in

the volume of eggs processed

compared to the same
period of the prior year.

The cost of packaging materials

increased 2.8%

compared to the prior year

period as the retail channel
demand

increased due

to the

pandemic.

The pandemic

led to

an increase

in labor

costs. Farm

production

costs for

the thirty-
nine weeks

ended February

27, 2021

increased $32.0

million, which

was primarily

due to an

increase in production

volume of
6.8%

compared to the

same period of

fiscal 2020.

Feed cost per

dozen for the

thirty-nine weeks ended

February 27, 2021

was
$0.422,

compared to

$0.411

per dozen

for the

comparable period

of fiscal

2020,

an increase

of 2.7%.

Other farm

production
costs per dozen produced

decreased 3.0% to $0.318

for the thirty-nine weeks

ended February 27, 2021

,

compared to $0.328 for

Index

the same period

of last year,

primarily from lower

amortization and facility

expense.

In the prior

fiscal year we

incurred higher
amortization expense due

to selling flocks

early in fiscal

2020 in response

to market conditions.

Facility costs decreased

due to
improved

efficiencies

in

our

utilization

of

our

facilities

and

increased

volume

of

our

production.

Egg

purchase

expenses
decreased 6.6%, primarily

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

Feed costs started trending higher

midway through the second quarter of

fiscal 2021.

For the third quarter, the

average Chicago
Board of Trade

(“CBOT”) daily market price was $4.97

per bushel for corn and $422.61

per ton for soybean meal,

representing
an increase

of 29.9%

and

42.4%, respectively,

compared

to the

daily average

CBOT prices

for

the same

period

last year.

As
feed

ingredient

prices

rose

through

the

second

and

third

quarters

of

fiscal

2021,

we

benefited

from

our

normal

operating
practices of filling our

storage bins at harvest

and locking in the basis

portion of our grain

purchases several months

in advance
to

help

ensure

availability

of feed

ingredients.

Most

of

this benefit

has

been

realized

in

our

second

and

third

fiscal

quarters,
however,

during our

fourth fiscal

quarter we

will be

exposed more

directly to

price movements

in the

feed ingredient

market.
We

expect to

see continued

price volatility

for the remainder

of fiscal

2021 as

increased export

demand for

both soybeans

and
corn

is

placing

pressure

on

domestic

supplies

and

carryout

inventories

are

projected

to

be

lower.

Additionally,

the

ongoing
uncertainties and

supply chain

disruptions related

to the

COVID-19 outbreak,

weather fluctuations

and geopolitical

issues will
continue to affect market prices for our primary feed ingredients.

GROSS PROFIT

Gross profit for the

third quarter of fiscal 2021

was $47.5 million compared to

$49.8 million for the

same period of fiscal 2020.
The decrease

of $2.3

million was

primarily

due to

increased farm

production cost

and processing

costs, partially

offset

by an
increase in dozens sold for specialty eggs.

For

the

thirty-nine

weeks

ended

February

27,

2021

gross

profit

was

$122.7

million

compared

to

$58.1

million

for

the

same
period of

fiscal 2020.

The increase

of $64.7

million was

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

The following table presents an analysis of our SGA expenses (in thousands):

13 Weeks Ended
February 27, 2021 February 29, 2020 $ Change % Change
Specialty egg expense $ 16,162 $ 12,581 $ 3,581 28.5%
Delivery expense 13,359 13,309 50 0.4%
Payroll, taxes and benefits 10,195 10,639 (444) (4.2) %
Stock compensation expense 964 886 78 8.8%
Other expenses 6,976 6,816 160 2.3%
Total $ 47,656 $ 44,231 $ 3,425 7.7%

For the

third quarter

of fiscal

2021,

SGA expenses

increased 7.7%

to $47.7

million from

$44.2 million

for the

same period

in
fiscal 2020.

Specialty egg expense

increased $3.6 million,

or 28.5%, compared

to the same

period of the

prior year.

Specialty
egg expense,

which includes

franchise fees

and advertising expense,

typically fluctuates

with specialty

egg dozens

sold, which
increased 16.2% for the third quarter ended February 27, 2021.

Index

39 Weeks Ended
February 27, 2021 February 29, 2020 $ Change % Change
Specialty egg expense $ 42,898 $ 35,995 $ 6,903 19.2%
Delivery expense 38,905 39,341 (436) (1.1) %
Payroll, taxes and benefits 31,526 31,391 135 0.4%
Stock compensation expense 2,789 2,680 109 4.1%
Other expenses 19,376 23,027 (3,651) (15.9) %
Total $ 135,494 $ 132,434 $ 3,060 2.3%

For the thirty-nine weeks

ended February 27, 2021,

SGA expense increased 2.3% to

$135.5 million from $132.4

million for the
same period

in fiscal

2020.

Specialty egg

expense increased

$6.9 million,

or 19.2%,

compared to

the same

period of

the prior
year.

Specialty

egg

expense

typically

fluctuates

with

specialty

egg

dozens

sold,

which

increased

16.5%

for

the

thirty-nine
weeks ended

February 27,

2021. Other

expenses decreased

$3.7

million or

15.9% compared

to the

same period

in fiscal

2020.

This decrease is primarily due to the legal settlement paid in the second quarter of fiscal 2020 and the first quarter of fiscal 2021
return

of

brokerage

commissions

on

property

and

casualty

insurance

placements

refunded

after

final

reconciliation

of

all
brokerage service agreements.

Included in Other expenses is

approximately $551 thousand relating

to the secondary public offering

completed in August 2020
by the wife of our late founder and a trust of which his

daughters are beneficiaries. For more information, see
Note 13

– Related
Party Transaction of the Notes to Condensed

Consolidated Financial Statements included in this Quarterly Report.

OPERATING

INCOME (LOSS)

For the

third quarter

of fiscal

2021,

we recorded

an operating

loss of

$493 thousand

compared to

an operating

income of

$5.2
million for the same period of fiscal 2020.

For the

thirty-nine weeks

ended February

27, 2021,

we recorded

an operating

loss of

$13.2 million

compared to

an operating
loss of $74.8 million for the same period of fiscal 2020.

OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity in income or loss of unconsolidated entities,

and patronage income, among other items.

For

the

third

quarter

of

fiscal

2021,

we

earned

$661

thousand

of

interest

income

compared

to

$880

thousand

for

the

same
period of fiscal

2020.

For the thirty-nine

weeks ended February

27, 2021,

we earned $2.4 million

of interest income

compared
to $3.9 million for

the same period of fiscal

2020. The decrease for

both periods resulted from

significantly lower interest rates.
The Company

recorded interest expense

of $70

thousand and $77

thousand for the

third quarters

ended February

27, 2021 and
February

29, 2020

,

respectively.

For the

thirty-nine

weeks ended

February

27, 2021

and February

29,

2020

interest expense
was $205 thousand and $258 thousand, respectively.

Patronage

dividends, which

represent distributions

from our

membership

in Eggland’s

Best, Inc.

were $9.0

million and

$10.1
million

for

the

thirteen

and

thirty-nine

weeks

ended

February

27,

2021

and

February

29,

2020,

respectively.

Patronage
dividends are paid once a year based on the profits of Eggland’s

Best as well as its available cash.

For the

third quarter

of fiscal

2021, equity

income of

unconsolidated entities

was $1.9

million compared

to $1.4

million in

the
prior

year

period.

For

the

thirty-nine

weeks

ended

February

27,

2021,

equity

income

of

unconsolidated

entities

was

$1.9
million compared

to $537

thousand for

the prior

year period.

The increase

for both

periods is

primarily due

to the

increase in
egg selling prices positively impacting the profitability of our joint ventures.

Other,

net for

the third

quarter ended

February 27,

2021, was

income of

$537 thousand

compared to

income of

$79 thousand
for the same period of fiscal 2020.

Other, net

for the

thirty-nine weeks

ended February

27, 2021,

was income of

$1.5 million

compared to

income of $1.9

million
for

the

same

period

of

fiscal

2020.

The

decrease

is

primarily

driven

by

lower

realized

and

unrealized

gains

in

investment
securities available-for-sale.

Index

INCOME TAXES

On

March

27,

2020,

the

Coronavirus

Aid,

Relief,

and

Economic

Security

Act

(the

“CARES

Act”)

was

enacted.

The

most
significant provision

of the

CARES Act that

materially affected

the Company’s

income taxes

included the

five-year carryback
allowance for taxable net operating losses generated in the tax years

2018 through 2020, our fiscal years 2019 through 2021.

The Company

is electing

to utilize

that provision,

which will

provide additional

liquidity in

the form

of an

income tax

refund
currently

estimated

to

be

approximately

$14.6

million.

We

anticipate

we

will

receive

the

refund

during

fiscal

year

2022.

Additionally, we recorded

an income tax benefit of approximately $5.0 million related to the carryback provision.

For the third quarter of fiscal 2021, pre-tax

income was $11.8 million compared to

pre-tax income of $18.0 million for the same
period of fiscal 2020.

We recorded

an income tax benefit of $1.7 million

for the third quarter of fiscal 2021, which

includes the
discrete tax

benefit

of $5.0

million described

above.

Excluding the

tax benefit,

income tax

expense

was $2.9

million for

the
third

quarter

of

fiscal

2021

with

an

adjusted

effective

tax

rate

of

24.6%.

Income

tax

expense

was

$4.3

million

for

the
comparable period of fiscal 2020, which reflects an effective tax rate of 23.7%.

For the thirty-nine

weeks ended February

27, 2021, pre-tax

income was $2.2

million compared

to pre-tax loss

of $57.5 million
for the same period of fiscal 2020. We

recorded an income tax benefit of $4.1 million,

which includes the discrete tax benefit of
$5.0 million

described above.

Excluding the

tax benefit,

income tax

expense of

$543 thousand

was recorded

with an

adjusted
effective tax

rate of 24.3%.

Income tax benefit

of $15.4

million was

recorded for

the comparable period

of fiscal

2020, which
reflects an effective tax rate of 26.7%.

At February 27,

2021, trade and other

receivables included income

taxes receivables of

$23.6 million compared

to $9.9 million
at May 30, 2020.

Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to
noncontrolling interest.

Results for the current

quarter were favorably

impacted by a $5.0 million

discrete tax benefit related

to
the

CARES

Act,

as

discussed

above

and

in
Note

11

–

Income

Taxes

of

the

Notes

to

Condensed

Consolidated

Financial
Statements in this Quarterly Report.

NET INCOME (LOSS) ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.

Net income for

the third quarter

ended February 27,

2021 was $13.5

million, or $0.28

per basic and

diluted share, compared

to
net income of $13.7

million or $0.28 per basic and diluted share for the same period of fiscal 2020.

Net income for the thirty-nine

weeks ended February 27, 2021

was $6.3 million, or $0.13 per basic

and diluted share, compared
to a net loss of $42.1 million or $0.87 per basic and diluted share for the same period of fiscal 2020.

Index

CAPITAL RESOURCES

AND LIQUIDITY

Our working capital

at February 27,

2021 was $422.0 million,

compared to $429.1

million at May 30,

2020. The calculation

of
working capital

is defined

as current

assets less

current liabilities.

Our current

ratio was

5.19 at

February 27,

2021, compared
with 5.60 at May 30, 2020.

We

had

no

long-term

debt

outstanding

at

February

27,

2021

or

May

30,

2020.

On

July

10,

2018,

we

entered

into

a $100.0
million Senior Secured Revolving

Credit Facility (the “Revolving Credit

Facility”).

As of February 27, 2021,

no amounts were
borrowed under

the Revolving

Credit Facility.

We

have $4.1

million in outstanding

standby letters

of credit,

issued under our
Revolving Credit

Facility for

the benefit

of certain

insurance companies.

Refer to

Note 10

of our

audited financial

statements
included in our 2020 Annual Report for further information regarding our long-term debt.

For the thirty-nine weeks

ended February 27, 2021

,

$14.7 million in net cash

was provided by operating

activities, compared to
$36.4 million

used in

operating activities

for the

comparable period

in fiscal

2020. This

is primarily

due to

an increase

in egg
selling prices compared to the prior year period.

We

continue

to

invest

in

our

facilities

with

$73.8

million

used

to

purchase

property,

plant

and

equipment

for

the

thirty-nine
weeks

ended

February

27,

2021

compared

to

$94.6

million

in

the

same

period

of

fiscal

2020.

Sales

and

maturities

of
investment

securities,

net

of

purchases,

were

$25.8

million

for

the

thirty-nine

weeks

ended

February

27,

2021

compared

to
$169.4 million

for the comparable

period in fiscal

2020.

We

received $5.8 million

in distributions from

unconsolidated entities
during the first three quarters

of fiscal 2021 compared to

$6.1 million for the same peri

od fiscal of 2020.

During the thirty-nine
weeks ended February 29, 2020, we used $44.5

million in cash in connection with our purchase of certain

assets of Mahard Egg
Farm.

We

used $153

thousand for

principal payments

on finance

leases in

the first

three quarters

of fiscal

2021 compared

to
$1.6 million for principal payments on long-term debt and finance leases for the same period of fiscal 2020.

As of

February 27,

2021,

cash decreased

$25.2 million

since May

30, 2020

compared to

a decrease

of $1.5

million during

the
same period of fiscal 2020.

We

continue to

take aggressive

steps to

position Cal-Maine

Foods to

meet the

expected future

demand for

cage-free eggs.

We
have

invested

approximately

$418

million

in

facilities,

equipment

and

related

operations

to

expand

our

cage-free

production
starting with

our first

facility in

2008. The

following table

presents material

construction projects

approved as

of February

27,
2021 (in thousands):

Project(s) Type
Projected

Completion Projected Cost
Spent as of

February 27, 2021
Remaining
Projected Cost
Convertible/Cage-Free Layer Houses & Pullet
Houses Fiscal 2021 $ 46,950 $ 10,337 $ 36,613
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2022 94,632 79,558 15,074
$ 141,582 $ 89,895 $ 51,687

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

Report.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial condition

or results

of operations.

There have

been no

changes to

our critical

accounting estimates

identified in

our
2020 Annual Report.

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of February 27, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was

no change

in our

internal control

over financial

reporting that

occurred during

the quarter

ended February

27, 2021
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

March

29,

2021,

there

were 44,056,163
shares of

our Common

Stock outstanding.

Accordingly,

a substantial

number of

shares of

our Common

Stock are

outstanding
and

are, or

could become,

available for

sale in

the market.

In addition,

we may

be obligated

to issue

additional shares

of our
Common Stock in connection with employee benefit plans (including equity incentive plans).

Index

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

As described in Note 13

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
Sales, or the availability for

sale, of a large number

of shares of our Common

Stock could result in a decline

in the market price
of our Common Stock.

PART

II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2020

Annual
Report,

Part I

Item 3:

Legal Proceedings,

and

Part II

Item 8,

Notes to

Consolidated

Financial

Statements and

Supplementary
Data, Note 18: Commitments

and Contingencies, and

(ii) in this Quarterly

Report in
Note 12
: Commitments and Contingencies

of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our third quarter 2021 share repurchases:

Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
11/29/20 to 12/26/20 — $ — — —
12/27/20 to 01/23/21 — — — —
01/24/21 to 02/27/21 22,628 36.47 — —
22,628 $ 36.47 — —

(1)
    As permitted under our Amended and Restated 2012 Omnibus Long - term Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

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

CAL-MAINE FOODS, INC.
(Registrant)

Date:

March 29, 2021
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

March 29, 2021 /s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller
(Principal Accounting Officer)
໿