Form 10-K
period 2021-05-29
CAL-MAINE FOODS INC
filed 2021-07-19
CIK 16160

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549

FORM
10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended
May 29, 2021

☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:

001-38695

CAL-MAINE FOODS, INC.
(Exact name of registrant as specified in its charter)
Delaware

64-0500378
(State or other Jurisdiction of Incorporation or Organization)

(I.R.S. Employer Identification No.)
1052 Highland Colony Pkwy, Suite 200
,
Ridgeland
,
Mississippi
39157

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

2020, which

was the

date of

the last

business day

of the

registrant’s

most recently

completed second

fiscal
quarter, was $
1,512,923,967
.

As of

July 19, 2021,
44,058,463

shares of

the registrant’s

Common Stock,

$0.01 par

value, and
4,800,000

shares of the

registrant’s

Class A
Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called

for by Part III

of this Form 10-K

is incorporated herein

by reference from the

registrant’s Definitive

Proxy Statement
for its 2021

annual meeting of

stockholders which will be

filed pursuant to Regulation

14A not later than

120 days after the

end of the

fiscal
year covered by this report.

Item

Page
Number

Part I

FORWARD -LOOKING STATEMENTS
1.
Business
3
1A.
Risk Factors
11
1B.
Unresolved Staff Comments
17
2.
Properties
18
3.
Legal Proceedings
18
4.
Mine Safety Disclosures
18

Part II

5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
18
6.
Selected Financial Data
20
7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
7A.
Quantitative and Qualitative Disclosures About Market Risk
32
8.
Financial Statements and Supplementary Data
33
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
59
9A.
Controls and Procedures
59
9B.
Other Information
61

Part III

10.
Directors, Executive Officers and Corporate Governance
61
11.
Executive Compensation
61
12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
61
13.
Certain Relationships and Related Transactions, and Director Independence
61
14.
Principal Accounting Fees and Services
61

Part IV

15.
Exhibits, Financial Statement Schedules
62
16.
Form 10-K Summary
63
Signatures
64

PART

I.

FORWARD

-LOOKING STATEMENTS

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
coronavirus

(“COVID-19”)

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

Actual results could

differ materially

from those projected

in the
forward-looking

statements.

The

forward-looking

statements

are

based

on

management’s

current

intent,

belief,

expectations,
estimates, and

projections regarding

the Company

and its

industry.

These statements

are not

guarantees of

future performance
and involve risks, uncertainties,

assumptions, and other factors

that are difficult

to predict and may

be beyond our

control. The
factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among
others, (i) the risk factors set forth in Item 1A Risk Factors and elsewhere in this report as well as those included in other reports
we file from time to time with the Securities and Exchange Commission (the

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

supplier of

consistent, high

quality fresh

shell eggs

and egg

products in

the country,

demonstrating a

"Culture of
Sustainability" in everything

we do, and creating

value for our shareholders,

customers, team members

and communities. We sell
most of our shell eggs in

the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. and aim to maintain
efficient, state-of-the-art operations located close to our customers. We were founded in 1957 by the late Fred R. Adams, Jr. and are headquartered in Ridgeland,

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

broad range of

products. We

classify nutritionally enhanced,

cage-free, organic and

brown eggs as

specialty
eggs for accounting and reporting purposes. We

classify all other shell eggs as conventional products. While we report separate
sales information for these egg types, there are many cost factors that are not specifically available for conventional or specialty eggs due

to the

nature of

egg production.

We manage our

operations and

allocate resources

to these

types of

eggs on

a consolidated
basis based on the demands of our customers.

Over time, we have acquired other companies in our industry.

Since 1989 through our fiscal year ended May 29, 2021, we have completed 22

acquisitions ranging

in size

from 160 thousand

layers to

7.5 million layers.

In addition,

subsequent to

our fiscal
2021, we

acquired the

remaining 50%

membership interest

in Red

River Valley

Egg Farm,

LLC, effective

June 1,

2021. For
further

description

of

this

transaction,

refer

to

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial

Statements,
Note 20 –

Subsequent Events.

When

we

use

“we,”

“us,”

“our,”

or

the

“Company”

in

this

report,

we

mean

Cal-Maine

Foods,

Inc.

and

our

consolidated
subsidiaries, unless otherwise indicated or the

context otherwise requires. Our fiscal year

2021 ended May 29, 2021, and

the first
three fiscal quarters of fiscal 2021 ended August 29, 2020, November 28, 2020, and February 27, 2021. All

references herein to
a fiscal year means our fiscal year and all references to a year mean a calendar year.

Industry Background

According to the

U.S. Department of

Agriculture (“USDA”) Agricultural

Marketing Service in

2020, approximately 72%

of eggs
produced in the U.S.

were sold as shell

eggs, with 66% sold

to retail outlets (e.g.

through grocery and convenience

stores), 3%
sold to foodservice customers and 3% exported. The remaining 28% of eggs produced in the U.S. are sold as egg products

(shell
eggs broken and

sold in liquid,

frozen, or dried

form) to

institutions (e.g. companies

producing baked goods).

For information
about egg producers in the U.S., see “Competition” below.

Based on historical consumption

trends, we believe general demand

for eggs increases basically

in line with overall

population
growth, averaging about 2% per year.

Specific events can impact egg consumption in a particular period. For example, in 2015,
egg consumption decreased approximately 4% over the prior year primarily due to a shortage of eggs resulting from an outbreak
of avian influenza ("AI") in the spring of

that year.

In 2016, consumption rebounded and increased 7% over

2015 and 3% over
the pre-shortage level of 2014.

According to the USDA, annual per

capita U.S. consumption since 2016 varied

between 278 and
293 eggs. In calendar

year 2020, per capita

U.S. consumption was estimated

to be 287 eggs,

or approximately six

eggs per person
per week. Per

capita consumption

is determined

by dividing

the total supply

of eggs by

the entire

population in

the U.S. (assuming
all eggs produced domestically by the egg

industry are consumed).

Sales prices of eggs are dependent upon

many factors other
than consumption. For information about shell egg prices see “Prices for Shell Eggs” below.

Prices for Shell Eggs

Wholesale shell egg

sales prices are

a critical component

of revenue for

the Company.

Wholesale shell egg

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
of production, which

include the cost

of corn and

soybean meal. We

do not sell

eggs directly to

consumers or set

the prices at
which eggs are sold to consumers.

The weekly average price

for the southeast region

for large white

conventional shell eggs as

quoted by UB is

shown below for
the past three

fiscal years along

with the five-year

average price.

As further discussed

in
Part II. Item 7. Management’s Discussion
and Analysis – Results of Operations
, conventional shell egg prices experienced a brief but significant increase during the fourth
quarter of fiscal 2020 related to the onset of the COVID-19 pandemic. The actual prices that we realize on any given transaction
will not necessarily equal quoted market prices because

of the individualized terms that we negotiate

with individual customers
which are influenced by many factors.

Specialty

eggs

are

sold

at

prices

and

terms

negotiated

directly

with

customers.

Historically,

prices

for

specialty

eggs

have
experienced less volatility than prices for conventional shell eggs and have generally been higher due to customer and consumer
willingness to pay more for specialty eggs.

Feed Costs for Shell Egg Production

Feed is a primary

cost component in the

production of shell eggs

and represented 58.2% of

our fiscal 2021 farm

production costs.
We routinely fill our storage

bins during harvest

season when prices

for feed ingredients

are generally lower.

To ensure continued
availability of feed ingredients,

we may enter into contracts

for future purchases of corn

and soybean meal, and as

part of these
contracts, we may lock-in the basis portion

of our grain purchases several months in

advance. Ordinarily, we

do not enter long-
term contracts beyond

a year to

purchase corn and

soybean meal or

hedge against increases

in the price

of corn and

soybean meal.
As the

quality and

composition of

feed is

a critical

factor in

the nutritional

value of

shell eggs

and health

of our

chickens, we
formulate and produce

the vast majority

of our own

feed at our

feed mills located

near our production

plants. Our annual

feed
requirements for

fiscal 2021

were 1.8 million

tons of

finished feed,

of which

we manufactured

1.6 million tons.

We

currently
have the capacity to

store 152 thousand tons of

corn and soybean meal,

and we replenish these

stores as needed throughout

the
year.

Our primary feed ingredients, corn and soybean meal, are commodities and are subject to volatile price changes due to weather,
various supply and

demand factors,

transportation and storage

costs, speculators, and

agricultural, energy

and trade policies

in
the U.S. and internationally. We purchase the vast majority of our corn and soybean meal from U.S sources but may be forced to
purchase internationally

when U.S.

supplies are

not readily

available. Feed

grains are

currently available

from an

adequate number
of sources in

the U.S. As

a point of

reference, a multi-year

comparison of the

monthly average of

daily closing prices

per Chicago
Board of Trade are shown below for corn and soybean meal:

Shell Egg Production

We produced approximately

90.5% of

our total

shell eggs

sold in

fiscal 2021,

with 91%

of such

production coming

from company-
owned

facilities, and

9%

from

contract

producers.

Under

a

typical

arrangement

with

a

contract

producer,

we

own

the

flock,
furnish all

feed and

critical supplies,

own the

shell eggs

produced and

assume market

risks. The

contract producers

own and
operate their facilities

and are paid

a fee based

on production with

incentives for performance.

We purchased approximately 9.5%
of the total shell eggs we sold during fiscal 2021 from outside suppliers.

The commercial production of shell eggs

requires a source of baby chicks

for laying flock replacement. We produce the majority
of

our

chicks

in

our

own

breeder

farms

and

hatcheries

in

a

computer-controlled

environment

and

obtain

the

balance

from
commercial sources.

After the

eggs are

produced, they

are graded

and packaged.

Substantially all

our farms

have modern

“in-line” facilities

which
mechanically gather, grade

and package

the eggs

at the

same location

where they

are laid.

The in-line

facilities generate

significant
efficiencies and cost savings

compared to the

cost of eggs

produced from non-in-line

facilities, which process

eggs laid at

another
location and transported to the

facility. The in-line facilities also produce a higher

percentage of USDA Grade A

eggs, which sell
at higher prices. Eggs produced on farms owned by contractors are brought to our processing plants to be graded and packaged.
Because shell eggs are perishable,

we do not maintain

large egg inventories. Our

egg inventory averaged

six days of sales

over
the course of fiscal 2021. We

believe our constant focus on production efficiencies and

automation throughout the supply chain
enable us to be a low-cost supplier in our markets.

We

do not

use artificial

hormones in

the production

of our

eggs. Hormone

use in

the poultry

and egg

production industry

has
been

effectively

banned in

the U.S.

since the

1950s. We

have an

extensive written

protocol that

allows the

use of

medically
important

antibiotics

only

when

animal

health

is

at

risk,

consistent

with

guidance

from

the

United

States

Food

and

Drug
Administration

("FDA")

and

the

Guidance

for

Judicious

Therapeutic

Use

of

Antimicrobials

in

Poultry,

developed

by

the
American Association of

Avian Pathologists. When antibiotics are

medically necessary, a licensed veterinary

doctor will approve
and administer approved doses for a restricted

period. Our programs are designed to ensure

antibiotics are ordered and used only
when necessary and records of their usage – when and where – are maintained to monitor compliance with our protocols. We do
not use antibiotics for growth promotion or performance enhancement.

Specialty Eggs

We

are

one

of

the

largest

producers

and

marketers

of

value-added

specialty

shell

eggs

in

the

U.S.,

which

continues

to

be

a
significant and

growing segment

of the

market. We classify

nutritionally enhanced,

cage-free, organic

and brown

eggs as

specialty
eggs for accounting and reporting purposes. Specialty eggs are intended to meet the demands of consumers who are sensitive to
environmental, health and/or animal welfare issues.

As defined by the USDA, eggs packed in USDA grade marked consumer packages labeled as cage-free are laid by hens that are able to roam vertically and horizontally

in indoor houses, and have access

to fresh food and water. Cage-free systems must allow
hens to

exhibit natural

behaviors and

include enrichments

such as

scratch areas,

perches and

nests. Hens

must have

access to
litter, protection from predators and be able to move in a barn in a manner that promotes bird welfare.

A significant number

of our customers

have announced goals

to offer

cage-free eggs exclusively

on or before

2026, subject in
most cases to availability of supply, affordability and customer demand, among other contingencies. Additionally,

several states
have

passed

legislation

requiring

the

sale

and

production

of

only

cage-free

eggs

within

this

time

period

and

other

states

are
considering such requirements.

Our customers typically

do not commit

to long-term purchases

of specific quantities

or type of
eggs with

us, and

as a

result, it

is difficult

to accurately

predict customer

requirements for

cage-free eggs.

We

are, however,
engaging with

our customers

in an

effort to

achieve a

smooth transition

in meeting

their announced

goals and

needs. Sales

of
cage-free

eggs

represented

approximately

23%

of

our

shell

egg

revenues

for

fiscal

year

2021,

and

currently

our

production
capacity exceeds customer requirements, which we believe positions us well, as our customer base is primarily outside of states
that have mandated cage-free production and

sales We

have invested significant capital in recent

years to acquire and construct
cage-free facilities, and

we expect our

focus for future

expansion will continue to

include cage-free facilities, as

our customers
transition

to

meet

consumer

demand

and

comply

with

evolving

legal

requirements.

At

the

same

time,

we

understand

the
importance of our continued ability

to provide affordable conventional

eggs in order to provide

our customers with a variety

of
egg choices and to address hunger in our communities.

Egg-Land’s Best®

and
Land O’ Lakes®

branded eggs are

produced and processed

under license from

Eggland's Best, Inc.

("EB")
at our facilities under EB guidelines. Land O’ Lakes®

branded eggs are produced by hens that

are fed a whole-grain vegetarian
diet. Our Farmhouse Eggs® brand eggs are produced at our facilities by cage-free hens that are provided with a vegetarian diet.
We market

organic, vegetarian, and omega-3 eggs under our
4-Grain®

brand, which consists of both caged and cage-free eggs.
We also produce, market, and distribute private label specialty shell eggs to several customers.

Egg Products

Egg products are shell eggs broken and sold in liquid, frozen, or dried form. We sell liquid and frozen egg products primarily to
the institutional, foodservice, and

food manufacturing sectors

in the U.S.

Our egg products

are sold through

our wholly owned
subsidiaries American Egg Products, LLC located in Georgia and Texas Egg Products, LLC located in Texas.

Summary of Conventional and Specialty Shell Egg and Egg Product Sales

The

following

table

sets

forth

the

contribution

as

a

percentage

of

revenue

and

volumes

of

dozens

sold

of

conventional

and
specialty shell egg and egg product sales for the following fiscal years:

2021 2020 2019
Revenue Volume Revenue Volume Revenue Volume
Conventional Eggs 56.8% 73.2% 61.4% 76.1% 59.4% 74.9%
Specialty Eggs
Egg-Land’s Best® 20.9% 13.5% 19.2% 12.7% 19.9% 13.5%
Other Specialty Eggs 19.1% 13.3% 16.7% 11.2% 17.3% 11.6%
Total Specialty Eggs 40.0% 26.8% 35.9% 23.9% 37.2% 25.1%
Egg Products 2.7% 2.3% 3.0%

Marketing and Distribution

We

sell most of our shell eggs in

the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S. through our
extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores,
companies servicing

independent supermarkets

in the

U.S., foodservice

distributors and

egg product

consumers. Some

of our
sales are

completed through

co-pack agreements

–

a common

practice in

the industry

whereby production

and processing

of
certain products is

outsourced to another

producer. Although

we face intense

competition from numerous other

companies, we
believe that we have the

largest market share for the sale

of shell eggs in the

grocery segment, including large U.S.

food retailers.

We

are a member

of the EB

cooperative and produce,

market and distribute

EB and Land

O'Lakes branded eggs,

both directly
and through our joint ventures Specialty Eggs, LLC and Southwest Specialty Eggs, LLC, under exclusive license agreements in
Alabama, Arizona, Florida, Georgia, Louisiana, Mississippi, Nevada, and Texas; portions of states in California, North Carolina
Oklahoma, South Carolina, Utah, as well as the whole New York City area.

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

Customers

Our top three

customers accounted for

an aggregate of

48.6%, 51.1% and

52.2% of net

sales dollars for

fiscal 2021, 2020,

and
2019, respectively. Our largest customer, Walmart Inc. (including Sam's Club),

accounted for 29.8%, 32.1%

and 33.7% for fiscal
2021, 2020, and 2019, respectively.

In fiscal

2021, approximately 90.5%

of our

revenue related

to sales to

retail customers, 6.8%

to sales to

foodservice providers
and 2.7% to

egg products sales.

Retail customers include

primarily national and

regional grocery store

chains, club stores,

and
companies servicing

independent supermarkets

in the

U.S. Foodservice

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

2021

survey,

66
producers, each owning

at least 500 thousand

layers, owned approximately

99% of total

industry layers. The

ten largest producers
owned approximately

53% of

total industry

layers compared

to 54%

in the

prior year.

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

Growth Strategy

Our growth strategy is

focused on remaining a

low-cost provider of shell

eggs located near our customers.

In light of the

growing
customer

demand and

increased legal

requirements for

cage-free eggs,

we

intend to

continue to

closely

evaluate the

need

to
expand through

selective acquisitions,

with a

priority on

those that

will facilitate

our ability

to expand

our cage-free

shell egg
production capabilities

in key

locations and

markets. We

will continue

to closely

evaluate the

need to

continue to

expand and
convert our own facilities to increase production of cage-free eggs based on a timeline designed to meet the anticipated needs of our customers and comply with

evolving legal requirements. As the

ongoing production of cage-free eggs

is more costly than the
production

of

conventional

eggs,

aligning

our

cage-free

production

capabilities

with

changing

demand

for

cage-free

eggs

is
important to the success of our business.

Trademarks and License Agreements

We own the trademarks Farmhouse Eggs® , Sunups® , Sunny Meadow®

and
4Grain®
. We produce and

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

Massachusetts, Michigan,

Nevada, Oregon,

Rhode Island,

and Washington

have passed

minimum space
and/or cage-free

requirements, mandating

the sale

of only

cage-free eggs

in their

states, with

implementation of

these laws

ranging
from January 2022 to January

2026. These states represent approximately

24% of the U.S. total

population according to the 2020
U.S. Census.

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

conventional production could

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

Human Capital Resources

As of May

29, 2021, we

had 3,286 employees, of whom 2,642 worked

in egg production,

processing, and marketing,

188 worked
in feed

mill operations

and 456, including our

executive officers, were

administrative employees. Approximately

4.1% of

our
personnel

are

part-time, and we

utilize

temporary

employment

agencies

and

independent

contractors

to

augment

our
staffing needs when necessary. For fiscal 2021, the average monthly full-time equivalent for contingent workers were 840. None
of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Culture and Values

We

are

proud

to

be contributing corporate

citizens

where

we live

and

work and to

help to create healthy,

prosperous
communities. Our

colleagues

help

us

continue

to

enhance our community

contributions,

which are driven

by
our longstanding culture that strives to promote an environment that upholds integrity and respect and provides opportunities for each colleague to realize full potential.

Health and Safety

Our top priority is the health and safety of our employees, who continue to produce high-quality, affordable

egg choices for our
customers and

contribute to a

stable food supply. Our

enterprise safety committee

comprises two corporate

safety managers,

eight
area

compliance

managers,

53

local

site

compliance

managers,

feed

mill

managers,

and

general

managers.

The

committee
oversees health

and

safety regularly

reviews

our

written policies

and

changes

to

OSHA

regulation

standards,

and

shares
information

as

it

relates

to

outcomes

from

incidents

in

order

to

improve

future

performance.

The

committee’s

goals

include

working to ensure that our

engagements with our consumers, customers, and regulators evidence our strong commitment to our
workers’ health and safety.

Our commitment to our colleagues’ health includes a strong commitment to on-site worker safety, including a focus on accident prevention and life safety.

Training and safety personnel conduct monthly multi-lingual training that covers topics such

as slip-
and-fall

avoidance,

respiratory

protection,

prevention

of

hazardous

communication

of

chemicals,

the

proper

use

of

personal
protective equipment, hearing conservation,

emergency response, lockout tagout of

equipment, and forklift safety, among others.
To

help drive our

focus on colleague

safety, we

developed safety committees

at each of

our sites that

employee representation
from each department. We regularly provide health and safety information to employees via company bulletin boards. Our local site

farm

and

feed

mill

management

has

an open-door policy

with

employees

to

discuss

improvement

ideas.

We

have

also
installed dry hydrogen peroxide biodefense

systems in

our processing facilities. New

colleagues undergo

a two-day orientation
period reviewing our

safety and health

programs and policies as

they relate to

their job tasks

and then are

placed with experienced
team members to learn

the job tasks.

At the 30-day anniversary of the

employees’ hire date,

their supervisor

has a one-on-one
meeting to discuss any questions the employee may still be unsure about as it relates to their job tasks, health and safety policies and procedures, or any other matters.

We

review the

success of

our safety

programs on

a monthly

basis to

monitor their

effectiveness and

the development

of any
trends that need

to be addressed.

During fiscal year

2021 our recordable

incident rates decreased

by 21% compared

to fiscal 2020.

Diversity, Equity and Inclusion

Our

culture seeks

to

embrace the

diversity

and

inclusion

of

all

our

team

members.

This

culture is driven

by

our

board

and
executive management team.

Our board comprises seven members,

four of whom are independent.

Women comprise 29% of our
board and 14% of our board members identify as a racial or ethnic minority. As of May 29, 2021, our total workforce comprised
30% women and 52% of colleagues who identify

as racial or ethnic minorities. Our Policy

against Harassment, Discrimination,
Unlawful

or

Unethical

Conduct

and

Retaliation;

Reporting

Procedure affirms

our

commitment

to

supporting

our

employees
regardless of race, color, religion, sex, national origin or any other basis protected by applicable law.

Cal-Maine Foods

strives to

ensure that

our colleagues

are treated

equitably. We are an Equal

Opportunity Employer

that prohibits,
by policy and practice, any violation of

applicable federal, state, or local law regarding employment.

Discrimination because of
race, color, religion, sex, pregnancy,

age, national origin, citizenship status, veteran status, physical or mental disability, genetic information, or any other

basis protected by applicable

law is prohibited. We value diversity

in our workplaces or

in work-related
situations. We maintain strong protocols to help our colleagues perform their jobs free from harassment and discrimination. Our focus

on

equitable

treatment

extends

to

recruitment,

employment

applications,

hiring,

placement,

job

assignments,

career
development, training, remuneration, benefits, discharge

and other matters tied to

terms and conditions of employment. We

are
committed

to

offer

our

colleagues

opportunities

commensurate

with

our

operational

needs,

their

experiences,

goals

and
contributions.

Recruitment, Development and Retention

We

believe

in compensating

our

colleagues

with

fair

and competitive wages, in

addition

to offering
competitive benefits. Approximately 78%

of our

employees are

paid at

hourly rates,

with the

majority paid

at rates

above the
federal

minimum

wage

requirement.

Our annual average

weekly wage across

all employees for fiscal

year
2021 was $878.30. We

offer our

full-time eligible

employees a

range of

benefits including

company-paid life

insurance.

The
Company provides

a comprehensive

self-insured health

plan and pays

approximately 85%

of the costs

of the plan

for participating
employees and their

families as of

December 31, 2020. Recent

benchmarking of our health

plan indicates comparable benefits, at
lower

employee contributions, when compared to an applicable

Agriculture

and

Food Manufacturing sector

grouping,

as

well
as peer

group

data.

In addition, we

offer

employees

the

opportunity

to

purchase

an

extensive range

of other

group
plan benefits, such as dental,

vision, cancer,

disability and

voluntary life.

After one

year of

employment, full-time employees,
who

meet

eligibility

requirements, may

elect

to participate

in

our

KSOP retirement plan,

which

offers

a

range

of

investment
alternatives

and

includes

many positive features,

such

as

automatic enrollment with scheduled

automatic contribution
increases and loan

provisions. And, regardless of

the

employees’ election

to contribute

to

the

KSOP,

the
Company contributes shares

of Company

stock or

cash

equivalent

to 3%

of pre-tax earnings for

each

pay

period

that

hours
are worked.

We provide

extensive

training

and

development related

to

safety,

regulatory

compliance,

and

task

training. We invest

in
developing our future leaders through our Management Intern, Management Trainee,

and informal mentoring programs.

Sustainability

We

understand

that

a

healthy

environment

and

responsible

management

of

our

flocks

and

natural

resources

are

vital

to

the
production of high-quality

eggs and

egg products and

to the success of

our Company. We have engaged in

agricultural production
for more than

60 years. Our

agricultural practices continue

to evolve with

increased focus on

sustainability factors as we continue
to strive

to meet the

need for nutritious,

affordable foods to

feed a

growing population even as we

exercise responsible natural
resource stewardship. We plan to publish our

most recent Sustainability update in late July 2021, which will be available on our website. Information contained in our website is not a part of this report.

COVID-19 Pandemic

For information

regarding our

response to

the COVID-19

pandemic, and

its impact

on our

business, see
Part I. Item 1A. Risk
Factors

and
Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
.

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

may materially affect our

business, financial condition or

results
of operations. They should

be considered

carefully,

in addition to

the information set

forth elsewhere

in this Annual

Report on
Form 10-K, including under Item 7.

Management’s

Discussion and Analysis of Financial Condition

and Results of Operations,
in making any investment decisions with respect to our securities. Additional risks or uncertainties that are not currently known
to us,

or that

we are

aware of

but currently

deem to

be immaterial

or that

could apply

to any

company could

also materially
adversely affect our business, financial condition or results of operations.

INDUSTRY RISK FACTORS

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

Market prices for wholesale shell

eggs have been volatile and

cyclical. Shell egg prices have

risen in the past

during periods of
high demand such as the initial outbreak of the COVID-19 pandemic and periods when high protein diets are popular. Shell egg prices have also

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

above under

the heading

“Seasonality” in

Part I.

Item 1.

Business, seasonal

fluctuations impact

shell egg

prices.
Therefore, comparisons of

our sales and

operating results between

different quarters within a

single fiscal year

are not necessarily
meaningful comparisons.

A decline in consumer demand for shell eggs can negatively impact our business.

We

believe the

increase in

meals prepared

at home

due to

COVID-19 pandemic,

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

Feed costs are the

largest element of our

shell egg (farm) production

cost, ranging from 55%

to 58% of total

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

and Transportation,”
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

BUSINESS AND OPERATIONAL RISK FACTORS

The COVID-19 pandemic has had an adverse impact on our business and operations

Since early

2020, the

coronavirus ("COVID-19") outbreak,

characterized as

a pandemic

by the

World

Health Organization

on
March 11, 2020, has

caused significant disruptions in international

and U.S. economies and markets.

The effects of COVID-19
have had, and may continue to

have if a resurgence occurs,

a negative impact on our business

through disruptions in the supply
chain such as increased costs

and decreased availability of packaging

supplies; the pandemic has also

increased labor costs and
medical costs.

During the initial outbreak

of COVID-19, we saw

an increase in

demand for eggs

as consumers prepared more

meals at home.
Egg prices initially rose during the fourth quarter of fiscal 2020, but prices quickly decreased as the demand shock subsided and eggs that normally

would go to foodservice

businesses (e.g. restaurants)

entered the retail

market (e.g. grocery stores).

As a result
of the pandemic,

the foodservice market

for shell eggs

was depressed for

most of fiscal

2021. As vaccination

rates continue to
rise and governmental

restrictions are lifted,

foodservice demand may

increase and demand

in retail channels,

where we sell

most
of our eggs, could decrease.

Our acquisition growth strategy subjects us to various risks.

As discussed in
Part I. Item I. Business – Growth Strategy
, we plan

to pursue a

growth strategy that

includes selective acquisitions
of other

companies engaged

in the

production and

sale of

shell eggs,

with a

priority on

those that

will facilitate

our ability

to
expand our

cage-free shell

egg production

capabilities in

key locations

and markets.

The number

of existing

companies with
cage-free capacity that

we may be able

to purchase is limited,

as most production

of shell eggs by

other companies in our

markets
currently does not meet customer or legal requirements to be designated as cage-free.

Acquisitions require capital resources and

can divert management’s attention from our existing

business. Acquisitions also entail
an inherent risk that

we could become

subject to contingent

or other liabilities,

including liabilities arising

from events or

conduct
prior to

our acquisition

of a

business that

were unknown

to us

at the

time of

acquisition. We

could incur

significantly greater
expenditures in integrating an acquired business than we anticipated at the time of its purchase. We may over-estimate or under-
estimate the demand for cage-free eggs, which could cause our acquisition strategy to be less-than-optimal for our future growth
and profitability.

We cannot assure you that we:

●

will identify suitable acquisition candidates;
●

can consummate acquisitions on acceptable terms;
●

can successfully integrate an acquired business into our operations; or
●

can successfully manage the operations of an acquired business.

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

Our largest customers have accounted

for a significant portion of

our net sales volume. Accordingly, our business

may be
adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our top three

customers accounted for

an aggregate of

48.6%, 51.1% and

52.2% of net

sales dollars for

fiscal 2021, 2020,

and
2019, respectively.

Our largest

customer, Walmart

Inc. (including Sam's

Club), accounted for

29.8%, 32.1% and

33.7% of net
sales dollars

for fiscal

2021, 2020,

and 2019, respectively.

Although we

have established

long-term relationships with

most of
our customers who

continue to purchase

from us based

on our ability

to service their

needs, they are

free to acquire

shell eggs
from other sources. If, for any reason, one or more of our large customers were to purchase significantly less of our shell eggs in the future or terminate

their purchases from

us, and we were

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

Our success depends

largely upon

the continued service

of our senior

management team. The

loss or interruption

of service of
one or more of

our key executive officers

could adversely affect our

ability to manage our

operations effectively and/or pursue
our growth strategy.

We

have not entered

into any employment

or non-compete agreements

with any of

our executive officers
nor do we

carry any significant

key-man life insurance

coverage on any

such persons.

Competition could

cause us to

lose talented
employees,

and

unplanned

turnover

could

deplete

institutional

knowledge

and

result

in

increased

costs

due

to

increased
competition for employees.

Our

business

is

dependent

on

our

information

technology

systems

and

software,

and

failure

to

protect

against

or
effectively respond to cyber-attacks, security

breaches, or other incidents involving those systems, could adversely affect
day-to-day operations and decision making processes and have an adverse effect on our performance and reputation.

The efficient operation of our business depends on our information technology systems, which we rely on to effectively manage our

business

data,

communications,

logistics,

accounting,

regulatory

and

other

business

processes.

If

we

do

not

allocate

and
effectively manage the resources necessary

to build and sustain an

appropriate technology environment, our

business, reputation,
or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage
or

interruption

from

circumstances

beyond

our

control,

including

systems

failures,

natural

disasters,

terrorist

attacks,
viruses, ransomware, security breaches or cyber incidents. Cyber-attacks are becoming more sophisticated and are increasing in
the number of attempts and frequency by groups and individuals with a wide range of motives.

A security breach

of

sensitive

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
staff to operate our farms.

Approximately 78% of our

employees are paid at

hourly rates, often in

entry-level positions. While the
majority

are

paid

at

rates

above

the

federal

minimum

wage

requirements,

any

significant

increase

in

local,

state

or

federal
minimum wage

requirements could

increase our

labor costs.

In addition,

any regulatory

changes requiring

us to

provide additional
employee

benefits

or

mandating

increases

in

other

employee-related

costs,

such

as

unemployment

insurance

or

workers
compensation, would increase

our costs. A

shortage in the

labor pool,

which may be

caused by competition

from other employers,
the remote locations of many

of our farms, or changes

in government provided support

or immigration laws, particularly in

times
of lower unemployment, could adversely affect our business and results of operations.

A shortage of labor available to us could
cause our farms to operate with reduced staff, which could negatively impact our production capacity and efficiencies and could require us

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
Common Stock (which

has 10 votes

per share), controlling

approximately 52.1% of

our total voting

power. Additionally,

such
persons and

Jean Reed

Adams (“Mrs.

Adams”), the

wife of

our late

founder,

Fred R.

Adams, Jr.,

also have

additional voting
power due to

beneficial ownership of our

Common Stock (which has

one vote per

share), directly or

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

The

price

of

our

Common

Stock

may

be

affected

by

the

availability

of

shares

for

sale

in

the

market,

and

you

may
experience significant dilution

as a result of

future issuances of our

securities, which could

materially and adversely

affect
the market price of our Common Stock.

The sale or

availability for sale of

substantial amounts of our

Common Stock could adversely

impact its price. As

described in
Note 19 – Related Party Transaction

of Part

II. Item

8. Notes

to the

Consolidated Financial

Statements, in

August 2020

Mrs.

Adams and the

Daughters’ Trust (of which

the daughters of

our late founder

are beneficiaries) sold

6.9 million shares

of Common
Stock in a secondary

public offering pursuant to

a previously disclosed

Agreement Regarding Common Stock

(the “Agreement”)
filed as an exhibit to this report. After

the sale, approximately 5.0 million shares (the “Subject Shares”)

remain registered under
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

In addition, our

articles of incorporation

authorize us to

issue 120,000,000 shares

of our Common

Stock. As of

May 29, 2021,
there were 44,058,463

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

LEGAL AND REGULATORY

RISK FACTORS

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
various states.

As discussed

in Part

I. Item

1. Business

- Government

Regulation, several

states have

passed minimum

space
and/or cage-free

requirements for

hens, and

other states

are considering

such requirements.

In addition,

in recent

years, many
large restaurant chains,

foodservice companies and

grocery chains, including

our largest customers,

announced goals to

transition
to an

exclusively cage-free

egg supply

chain by

specified future

dates, in

some cases

subject to

available supply,

affordability
and consumer demand.

Changing our infrastructure and operating procedures to conform to consumer preferences, customer demands and new laws has
resulted and will

continue to result

in additional costs,

including capital and

operating cost increases. The

USDA reported that
the

estimated

cage-free

flock

is 86.0 million hens

as

of June 1, 2021, which

is

approximately

27%

of

the

total

U.S.

hen
population.

According to the USDA Agricultural Marketing Service approximately 66% of the U.S. laying flock would have to be in cage-free production

by 2026 to

meet projected demand from

the retailers, foodservice providers

and food manufacturers
that have made

promises to transition

to cage-free eggs.

The United Egg

Producers, a nation-wide

egg farmer cooperative,

has
estimated that the cost to build farms compliant with

cage-free standards is $45 a bird. Based on

that figure, such an increase in
the size of the cage-free flock would require an estimated industry-wide investment of approximately $5.5 billion.

In

response

to

our

customers'

announced

goals

and

increased

legal

requirements

for

cage-free

eggs,

we

increased

capital
expenditures

to

increase

our

cage-free

production

capacity.

We

are

also

enhancing

our

focus

on

cage-free

capacity

when
considering acquisition

opportunities. Our

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

see Part

I.

Item 3.

Legal Proceedings

below. Such

lawsuits

are expensive

to defend,

divert
management’s

attention, and

may result

in significant

adverse judgments

or settlements. Legal

proceedings may

expose us

to
negative publicity, which could adversely affect our business reputation and customer preference for our products and brands.

FINANCIAL AND ECONOMIC RISK FACTORS

The

loss

of

any

registered

trademark

or

other

intellectual

property

could

enable

other

companies

to

compete

more
effectively with us.

We

utilize intellectual property

in our business.

For example, we

own the trademarks
Farmhouse Eggs® , 4Grain®, Sunups® ,
and Sunny Meadow®
.

We produce and market
Egg-Land’s

Best®

and
Land O’ Lakes
® under license agreements with EB.

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

As of May 29, 2021, we had $35.5

million of goodwill.

While we believe the current carrying
value of this goodwill is

not impaired, future goodwill impairment

charges could adversely affect our results of

operations in any
particular period or our net worth.

Events

beyond

our

control

such

as

pandemics,

extreme

weather

and

natural

disasters

could

negatively

impact

our
business.

Pandemics such as COVID-19, or similar disease outbreaks in the future, may depress demand for shell eggs due to quarantines or restrictions

on public

interactions that

would limit

the ability

of consumers

to purchase

shell eggs.

Pandemics, or

similar disease
outbreaks in the future,

may disrupt our supply

chain and operations at

our facilities. If a significant

percentage of our workforce,
or the workforce of our suppliers or transportation providers, is unable to work because of illness or government restrictions,

our
operations would

be negatively

impacted, potentially

materially.

Pandemics or

disease outbreaks

may also

impact hens

or the
food supply.

Fire, bioterrorism, pandemic, extreme weather or natural disasters, including droughts,

floods, excessive cold or heat, hurricanes
or other storms, (some of which may be believed to be the result of or intensified by climate change), could impair the health or
growth of

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

Weak or unstable economic conditions could negatively impact our business.

Weak or unstable economic conditions, including higher inflation, may adversely affect our business by:

●

Limiting our access to capital markets or increasing the cost of capital we may need to grow our business;

●

Changing consumer spending and habits and demand for eggs, particularly higher-priced specialty eggs;
●

Restricting the supply of energy sources or increasing our cost to procure energy; or
●

Reducing the availability

of feed ingredients,

packaging material, and

other raw materials,

or increasing the

cost of these
items.

Deterioration of economic conditions could also negatively impact:

●

The financial condition of our suppliers, which may make it more difficult for them to supply raw materials;
●

The financial condition of our customers, which may decrease demand for eggs or increase our bad debt expense; or
●

The financial condition of our insurers, which

could increase our cost to obtain insurance,

and/or make it difficult for or
insurers to meet their obligations in the event we experience a loss due to an insured peril.

ITEM 1B.

UNRESOLVED STAFF

COMMENTS

None.

ITEM 2.

PROPERTIES

The table below provides summary information about the primary operational facilities we use in our business.

Type Quantity Owned Leased Production Capacity Location
Breeding Facilities 3 3 — House up to 255,000 hens MS, GA
Distribution Centers 3 2 1 NA FL, NC, TX
Feed Mills 25 24 1 Production capacity of 814 tons of
feed per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TN, TX, UT
Hatcheries 2 1 1 Hatch up to 407,600 chicks per
week
MS, FL
Processing and Packaging 44 43 1 Approximately 565,800 dozen shell eggs per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Pullet Facilities 24 24 — Grow 24.4 Million pullets
annually
AR, FL, GA, KS, KY,

OH, SC,
TX, UT
Shell Egg Production 41 40 1 As of May 29, 2021, 37.8 million layers in Company owned
facilities
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Egg Products Processing
Facilities
2 2 — Capable of producing 60 million
lbs. per year
GA, TX

As of

May 29,

2021, we owned

approximately 28.3 thousand

acres of

land. There

are no

material encumbrances

on our

properties.

ITEM 3.

LEGAL PROCEEDINGS

Refer to the description of

certain legal proceedings pending

against us under Part II.

Item 8. Notes to the

Consolidated Financial
Statements,
Note – 18 Commitments and Contingencies
, which discussion is incorporated herein by reference.

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

All outstanding

Class A

shares are

owned by

a limited

liability company

of which

Adolphus Baker,

our Chairman

and Chief
Executive Officer,

is the

sole managing

member and

will be

voted at

the direction

of Mr.

Baker.

At July 14,

2021, there

were
approximately 322 record holders

of our Common Stock

and approximately 39,079 beneficial

owners whose shares were

held by
nominees or broker dealers. For additional information about our capital structure, see
Note 12 - Equity

in Part II. Item 8. Notes
to the Consolidated Financial Statements.

Dividends

Cal-Maine has a variable

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

on
the 65th day after

the quarter end.

Dividends are payable

on the 15th day

following the record

date. Following a

quarter for which
the

Company

does

not

report

net

income

attributable

to

Cal-Maine

Foods,

Inc.,

the

Company

will

not

pay

a

dividend

for

a
subsequent profitable quarter until

the Company is profitable

on a cumulative basis

computed from the date

of the last quarter for
which a

dividend was

paid. Under the

Company's Revolving

Credit Facility,

dividends are

restricted to

the amount

permitted
under

the

Company’s

current dividend

policy,

and

may

not

be

paid

if

a

default

exists

or

will

arise

after

giving

effect

to

the

dividend.

At

the

end

of

fiscal

2021,

the

amount

of

cumulative

losses

to

be

recovered

before

payment

of

a

dividend

was
$4.2 million.

Stock Performance Graph

The following graph

shows a comparison

of cumulative total

shareholder return, calculated

on a dividend

reinvested basis, for
the Company, the NASDAQ

Composite Total Return, and

the NASDAQ

100 Total Return for

the five years

ended May 29, 2021.
The graph assumes $100 was invested on May 28, 2016 in the stock or index. Each date plotted indicates the last day of a fiscal
quarter.

Issuer Purchases of Equity Securities

There were

no purchases

of our

Common Stock

made by

or on

behalf of

our Company

or any

affiliated purchaser

during our
fiscal 2021 fourth quarter.

Recent Sales of Unregistered Securities

No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 29, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
(a) (b) (c)
Number of

securities to be

issued upon exercise

of outstanding

options, warrants

and rights
Weighted average

exercise price of

outstanding

options, warrants

and rights
Number of securities

remaining available for future

issuance under equity

compensation plans (excluding

securities reflected in column

(a)
Equity compensation plans
approved by shareholders — $ — 302,147
Equity compensation plans not
approved by shareholders — — —
Total — $ — 302,147
(a)
There were no

outstanding options, warrants

or rights as

of
May   29 , 202 1 .   There were 1,125,188   shares of restricted
stock outstanding under our Amended and Restated 2012 Omnibus Long-Term Incentive Plan as of May 29, 2021.
(b)   There were no outstanding options, warrants or rights as of May   29 , 202 1 .
(c)   Reflects s
hares available for future

issuance as of
May   29 , 202 1   under our Amended and Restated 2012 Omnibus
Long-Term Incentive Plan.

For

additional information,

see
Note 16 – Stock Compensation Plans

in

Part

II.

Item 8.

Notes

to

the Consolidated

Financial
Statements.

ITEM 6.

SELECTED FINANCIAL DATA

This Item

is reserved

as a

result of

the Company’s

early adoption

of Item

301 of

Regulation S-K,

as deleted

pursuant to

SEC
Release

No.

33-10890;

34-90459

(Management’s

Discussion

and

Analysis;

Selected

Financial

Data,

and

Supplementary
Financial Information) adopted by the Securities and Exchange Commission on November 19, 2020.

ITEM

7.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION
AND RESULTS OF OPERATIONS

RISK FACTORS; FORWARD

-LOOKING STATEMENTS

For

information

relating

to

important

risks

and

uncertainties

that

could

materially

adversely

affect

our

business,

securities,
financial

condition

or

operating

results,

reference

is

made to

the

disclosure

set

forth

under

Part I. Item 1A. Risk Factors
.

In
addition, because the

following discussion

includes numerous

forward-looking statements relating

to us, our

results of operations,
financial condition

and business,

reference is

made to

the information

set forth

in the

section of

Part I

immediately preceding
Item 1 above under the caption “
Forward-Looking Statements
.”

COMPANY OVERVIEW

Cal-Maine Foods, Inc. is primarily

engaged in the production, grading,

packaging, marketing and distribution

of fresh shell eggs.
Our fiscal

year end

is the

Saturday closest to

May 31. The

Company,

which is

headquartered in

Ridgeland, Mississippi, is

the
largest

producer and

distributor of

fresh shell

eggs in

the United

States. In

fiscal 2021,

we sold

approximately 1,073.2 million
dozen

shell

eggs,

which

we

believe

represented

approximately

19%

of

domestic

shell

egg

consumption.

Our

total

flock

of
approximately 37.8 million layers and 10.8 million

pullets and breeders is the

largest in the U.S. We

sell most of our shell eggs
to a diverse

group of customers,

including national and

regional grocery store

chains, club stores,

foodservice distributors, and
egg product consumers in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S.

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

these
types of eggs on

a consolidated basis

based on the demands

of our customers. For

further description of

our business, refer to
Part
I. Item I. Business
.

COVID-19

Since early

2020, the

coronavirus (“COVID-19”) outbreak,

characterized as

a pandemic

by the

World

Health Organization

on
March

11,

2020,

has

caused

significant

disruptions

in

international

and

U.S.

economies

and

markets.

We

understand

the
challenges and

difficult economic environment

facing families

in the communities

where we live

and work,

and we

are committed
to helping where we can. We

have provided food assistance to those in

need by donating approximately 2.5 million dozen

eggs
in fiscal

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

We

continue to proactively monitor

and manage operations during

the COVID-19 pandemic, including

additional related costs
that we incurred

or may incur

in the future.

The pandemic had

a negative impact

on our business

through disruptions in

the supply
chain such as increased costs and availability of packaging supplies, increased labor costs and medical costs.

In fiscal 2021, we spent $2.3 million (excluding medical insurance claims) related to the pandemic.

The majority these expenses
resulted from additional labor and

increased cost of packaging materials, primarily

reflected in cost of

sales. Medical insurance
claims related to COVID-19 paid during fiscal 2021 were an additional $1.4 million.

Executive Overview of Results – Fiscal Years Ended May 29, 2021, May 30, 2020 and June 1, 2019

Fiscal Years Ended
May 29, 2021 May 30, 2020 June 1, 2019
Net sales (in thousands) $ 1,348,987 $ 1,351,609 $ 1,361,188
Gross profit (in thousands) $ 160,661 $ 179,588 $ 222,859
Net average shell egg price
(a)
$ 1.217 $ 1.231 $ 1.265
Average UB Southeast Region - Shell Eggs - White Large

$ 1.155 $ 1.220 $ 1.229
Feed costs per dozen produced $ 0.446 $ 0.409 $ 0.415
(a) The net average shell egg

selling price is the blended price for

all sizes and grades of shell

eggs, including non-graded
shell egg sales, breaking stock and undergrades.

In fiscal 2019, an increase in the U.S flock size

resulted in an oversupply of eggs, particularly from the start of our third quarter
of fiscal

2019 through

the end

of the

third quarter

of fiscal

2020. This

led to

lower selling

prices for

conventional eggs,

and
demand for specialty eggs was negatively impacted by the low conventional egg prices.

Our net sales

for fiscal 2021

decreased $2.6 million

compared to fiscal

2020, primarily due

to the decrease

in the selling

price
and volume

of conventional

eggs, partially

offset by

the increased

volume of

specialty eggs

sold. We

sell the

majority of

our
conventional eggs at prices that

take into account, in varying

ways, independently quoted wholesale market

prices as published
by UB

for shell

eggs.

The daily

average of

the UB

Southeast Region

– Shell

Eggs –

White Large

decreased 5.3%

during our
fiscal 2021 as compared to fiscal 2020.

The total number of shell

eggs produced in the U.S. for

fiscal 2021 was 2.0% less than

the same period last year

as reported by
the United

States Department

of Agriculture

(“USDA”). Hen

numbers reported

by the

USDA as

of June

1, 2021,

were 315.7
million, which represents 5.3 million fewer hens than a year ago. Notably, this is the lowest national supply of laying hens since
October 2016. However, we believe

the decreased demand in foodservice seen throughout the

first three quarters of fiscal 2021
due to the pandemic contributed to

the depressed price of shell eggs

in the retail market due to

the extra supply entering the retail
channel from the foodservice channel.

The pandemic continues to affect the demand for shell eggs. During the early restrictive phase of the pandemic, which occurred
during our fourth

quarter of fiscal

2020, demand increased substantially

as consumers were

preparing for more

meals at home.
Consumer demand maintained a steady growth throughout our first three quarters of fiscal 2021 but began trending down during
our

fourth

quarter of

fiscal

2021

as

consumers started

to

resume

pre-pandemic activities.

Foodservice demand

has

started

to
improve, though it has remained below pre-pandemic

levels. Our experience appears consistent with industry trends during this
period. According

to data

provided by

Informational Resources,

Inc. (“IRi”),

IRi’s

Total

US –

Multi Outlet

for all

shell eggs
demand increased

by approximately

6% for

the first

three quarters

during our

fiscal year

and decreased

approximately 20%

during
our fourth fiscal quarter as compared to the same periods in fiscal 2020.

According

to

IRi

Total

U.S.

–

Multi

Outlet

data,

for

the

52

weeks

ended

May

30,

2021,

dozens

sold

for

conventional

eggs
decreased 3.4%, while dozens sold

for specialty eggs increased 8.6%

as compared to the same period

in the prior year. Similarly,
our total dozens

sold for conventional

eggs decreased 3.4%,

while our total

dozens sold for

specialty eggs increased

12.5%, as
compared to fiscal

2020. Specialty egg

demand has historically

been impacted by

the price of

the conventional egg.

When the
price of

conventional eggs

is low

the demand

for specialty

eggs declines

and as

the price

of conventional

eggs increases

the
demand for specialty eggs increase. We

have also seen demand for specialty eggs increases

during holiday seasons. We

believe
that the increase

in demand for

specialty eggs

has been affected

since the onset

of the pandemic

as consumers have

been preparing
more meals at home rather than going out to eat, and therefore they have been more willing to spend money on specialty eggs.

Gross profit decreased $18.9 million to $160.7

million in fiscal 2021. The decrease

resulted primarily from lower selling prices
for conventional

eggs, as

discussed above,

and from

increased feed

costs. For

fiscal year

2021, the

average Chicago

Board of
Trade (“CBOT”) daily market price was $3.77 per bushel for corn and $300.62 per ton for soybean meal, representing increases of 21.1% and 23.0%,

respectively, compared to the daily average CBOT

prices for fiscal 2020.

Feed costs started trending higher
midway through

the second

quarter of

fiscal 2021.

Increased export

demand for

both soybeans

and corn,

as well

as weather-
related shortfalls

in production

and yields,

have placed

additional pressure

on domestic

supplies, resulting

in higher

and more
volatile prices.

We

continue

to

execute

our

growth

strategy

of

remaining

a

low-cost

provider

of

shell

eggs

and

growth

through

selective
acquisitions,

with

a

focus

on

expanding

cage-free

capacity.

Subsequent

to

fiscal

2021,

we

acquired

the

remaining

50%

membership interest

in Red

River Valley Egg Farm,

LLC (“Red

River”), which

owns and

operates a

specialty shell

egg production
complex with

approximately 1.7

million cage-free

laying hens,

cage-free pullet

capacity,

a feed

mill, processing

plant, related
offices and outbuildings and related equipment located on approximately 400 acres near Bogata, Texas.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of income expressed as a percentage of net sales.

Fiscal Year Ended
May 29, 2021 May 30, 2020
Net sales 100.0% 100.0%
Cost of sales 88.1% 86.7%
Gross profit 11.9% 13.3%
Selling, general and administrative 13.6% 13.2%
Loss on disposal of fixed assets 0.2% — %
Operating income (loss) (1.9) % 0.1%
Total other income 1.2% 1.4%
Income (loss) before income taxes (0.7) % 1.5%
Income tax expense (benefit) (0.9) % 0.1%
Net income 0.2% 1.4%

Fiscal Year

Ended May 29, 2021 Compared to Fiscal Year Ended May 30, 2020

NET SALES

Net shell egg sales represented

97.3% and 97.7% of total

net sales for the fiscal

year 2021 and 2020, respectively. Shell egg sales
classified as “Other”

represent sales of

hard cooked eggs,

hatching eggs, and

other miscellaneous

products included with

our shell
egg

operations.

The

table

below

presents

an

analysis

of

our

conventional and

specialty shell

egg

sales

(in

thousands, except
percentage data):

May 29, 2021 May 30, 2020
Total net sales $ 1,348,987 $ 1,351,609
Conventional $ 766,284 58.4% $ 830,278 62.9%
Specialty 539,780 41.1% 485,465 36.8%
Egg sales, net 1,306,064 99.5% 1,315,743 99.7%
Other 6,190 0.5% 4,452 0.3%
Net shell egg sales $ 1,312,254 100.0% $ 1,320,195 100.0%
Dozens sold:
Conventional 785,446 73.2% 813,255 76.1%
Specialty 287,765 26.8% 255,895 23.9%
Total dozens sold 1,073,211 100.0% 1,069,150 100.0%
Net average selling price per dozen:
Conventional $ 0.976 $ 1.021
Specialty $ 1.876 $ 1.897
All shell eggs $ 1.217 $ 1.231
Egg products sales:

Egg products net sales $ 36,733 $ 31,414
Pounds sold 63,627 65,985
Net average selling price per pound $ 0.577 $ 0.476

Shell egg net sales
-

Conventional egg sales

decreased $64.0 million

or 7.7%, compared

to fiscal 2020,

primarily due to

decreases in price
and volume

of conventional

eggs sold.

Changes in

price and

volume resulted

in a

$35.3 million

and a

$27.1 million
decrease in net sales, respectively.
-

The decrease in volume and

price of conventional eggs in

fiscal 2021 compared to fiscal

2020 was due to the

significant
increase

in

retail

demand

that

occurred

in

the

fourth

quarter

of

fiscal

2020

related

to

the

onset

of

the

pandemic,

as
consumers purchased

more eggs

in anticipation

of preparing

more meals at

home. Additionally, the extra

supply entering
the retail

channel from

the foodservice

further depressed

prices of

conventional shell

eggs throughout

the first

three
quarters of fiscal 2021.
-

Specialty egg sales increased $54.3

million or 11.2%,

primarily due to increased volume

of 12.5% which resulted

in a
$59.8

million

increase

in

net

sales.

More

cage-free

facilities

came

into

production

and

we

increased

promotional
spending, both of which helped increase our cage-free sales.
-

We believe that the

increase in

demand for

specialty eggs

has been affected

since the

onset of the

pandemic as

consumers
have been preparing

more meals at

home rather than

going out to

eat, and therefore

they have been

more willing to

spend
money on specialty eggs.

Egg products net sales
-

Egg products net sales increased

$5.3 million or 16.9%, primarily

due to an increase in selling

price of 21.2% compared
to fiscal 2020, which had a $6.4 million positive impact on net sales.
-

Fiscal 2020

net average

selling prices

were negatively

impacted by

an oversupply

of eggs

throughout the

first three
quarters in

fiscal 2020,

followed by

a decline

in foodservice

demand in

the fourth

quarter of

fiscal 2020,

due to

the
pandemic. Our net average

selling price has increased

in fiscal 2021 as

demand has started to

increase in the foodservice
channel.

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

Fiscal Year Ended
May 29, 2021 May 30, 2020 % Change
Cost of Sales:
Farm production $ 730,902 $ 677,181 7.9%
Processing, packaging, and warehouse 250,058 234,243 6.8
Egg purchases and other (including change in inventory) 177,634 232,027 (23.4)
Total shell eggs 1,158,594 1,143,451 1.3
Egg products 29,536 25,651 15.1
Other 196 2,919 (93.3)
Total $ 1,188,326 $ 1,172,021 1.4%
Farm production costs (per dozen produced)
Feed $ 0.446 $ 0.409 9.0%
Other $ 0.320 $ 0.329 (2.7) %
Total $ 0.766 $ 0.738 3.8%
Outside egg purchases (average cost per dozen) $ 1.22 $ 1.26 (3.2) %
Dozens produced 970,837 927,799 4.6%
Percent produced to sold 90.5% 86.8% 4.3%

Farm Production
-

Feed costs increased

$53.7 million, primarily

due to increased

export demand, as

well as weather-related

shortfalls in
production and yields, which have placed additional pressure on domestic supplies.
-

Other

farm

production

costs

decreased

due

to

lower

facility

expense,

resulting

from

improved

efficiencies

in

our
utilization and from increased volume of eggs produced.
-

We also had lower amortization expense, due

to the lower feed costs

in prior periods, which

are capitalized in our

flocks
during pullet production. In fiscal 2020 we incurred higher amortization expense due to selling flocks early in response to market conditions.

Processing, packaging, and warehouse
-

Processing costs increased due to a 3.2% increase in the volume of eggs processed.
-

Cost

of

pac
kaging

materials

increased

3.0%

as

the

retail

channel

demand

increased

due

to

the

pandemic
  and
manufacturers increased prices and implemented pandemic surcharges.
-

Labor costs increased 7.2% due to the pandemic,

due to crisis pay and wage increases in response to labor shortages.

Egg purchases and other (including change in inventory)
-

Costs in this category decreased

primarily due to the decrease

in the volume of outside

egg purchases, as our percentage
of produced to sold increased to 90.5%, as well as a decrease in the cost of these purchases.

Looking forward to fiscal 2022, we believe with the ongoing uncertainties and continued supply chain disruptions related to the
COVID-19 outbreak, weather fluctuations, increase

demand for exports and geopolitical issues,

that feed ingredients will remain
higher in

the near

future and

expect to

see price

volatility throughout

the year.

We

do not

anticipate problems

in securing

an
adequate amount of feed ingredients for fiscal 2022.

GROSS PROFIT

Gross profit, as a

percentage of net sales, was

11.9% for fiscal

2021, compared to 13.3% for

fiscal 2020. The decrease resulted
primarily from lower selling prices for conventional eggs and increased feed costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting,

and

corporate
overhead.

The following table presents an analysis of our SGA expenses (in thousands):

Fiscal Year Ended
May 29, 2021 May 30, 2020 $ Change % Change
Specialty egg expense $ 59,294 $ 49,237 $ 10,057 20.4%
Delivery expense 52,670 52,230 440 0.8%
Payroll, taxes and benefits 43,327 44,156 (829) (1.9) %
Stock compensation expense 3,778 3,617 161 4.5%
Other expenses 24,874 28,997 (4,123) (14.2) %
Total $ 183,943 $ 178,237 $ 5,706 3.2%

Specialty egg expense
-

Advertising

and

franchise

fees

increased

due

to

the

increased

volume

of

specialty

eggs

sales

of

12.5%

along

with
increased promotional spending throughout the year as compared to the same period in the prior year.

Other expenses
-

Other expenses decreased due to a legal settlement paid in the second quarter of fiscal 2020, in an amount that was not
material.
-

In

addition,

for

fiscal

2021

we

received

a

return

of

brokerage

commissions

on

property

and

casualty

insurance
placements.

OPERATING

INCOME (LOSS)

As a result of the above, our operating

loss was $26.3 million for fiscal 2021, compared to operating income of

$1.3 million for
fiscal 2020.

OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

to,

or

related

to, operations

such

as

interest

income

and
expense, equity in income or loss of unconsolidated entities, and patronage dividends, among other items.

The Company

recorded interest

income of

$2.8 million in

fiscal 2021,

compared to

$5.0 million in

fiscal 2020.

We

recorded
interest

expense of

$213

thousand and

$498 thousand

in fiscal

2021

and 2020,

respectively. The

decrease in

interest income
resulted from significantly lower investment balances and lower interest rates.

Patronage dividends, which represent distributions from our membership in Eggland's Best,

Inc. ("EB"), decreased $1.1 million
or 10.8%. Patronage dividends are paid once a year based on EB’s profits and its available cash.

Equity in income from unconsolidated entities for fiscal 2021 was $622 thousand compared to $534 thousand for fiscal

2020.

Other, net for fiscal 2021

was income of

$4.1 million compared to

$3.7 million for fiscal

2020. The increase

was primarily driven
by realized and unrealized gains in investment securities available-for-sale.

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

generated or that may

be generated during our

fiscal years
2019 through 2021 back to offset taxable income recognized

during the prior five years. The Company is electing to

utilize that
provision, which will

provide additional liquidity

in the form

of an

income tax refund

currently estimated to

be approximately
$36.5 million. We

believe we will

receive the refund

during our

third fiscal quarter

of 2022.

Additionally,

we recorded

a total
income tax

benefit of

approximately $12.4

million related

to the

carryback provisions

during our

fiscal year

2021. For

more
information regarding the income tax effects of the CARES Act, refer to Part II. Item 8. Notes to the Financial Statements,
Note
17 – Income Taxes
.

For the fiscal year ended

May 29, 2021, our pre-tax

loss was $9.9 million, compared

to pre-tax income of $20.1

million for fiscal
2020.

We

recorded

an

income

tax

benefit

of

$12.0

million

for

fiscal

2021,

which

includes

the

tax

benefit

of

$12.4

million
described above.

Our fiscal 2021

effective tax

rate increased to

120.8% from 8.6%

in fiscal 2020,

driven primarily by

the net
operating loss

carryback provisions

allowed under

the CARES

Act. Excluding

the effects

of the

CARES Act,

our income

tax
benefit was $2.2 million

for fiscal 2021 with

an adjusted effective tax

rate of 22.7%.

Income tax expense was

$4.8 million for
the comparable period of fiscal 2020, which reflects an adjusted effective tax rate of approximately 24.1%.

At May 29, 2021,

the Company had an

income tax receivable of

$42.5 million compared to

$9.9 million at May

30, 2020. During
fiscal 2021,

the Company

recorded an

income tax

receivable of

$36.5 million

related to

the decision

to carryback

fiscal 2021
taxable net operating losses to recover a portion of taxes paid in fiscal 2016.

Additionally, we received $1.4 million

in state tax
refunds related to claims for refund previously filed with state taxing authorities.

For the thirteen weeks ended May 29, 2021, our pretax loss was $12.2 million,

and our income tax benefit was $7.9 million with
an effective tax rate of 65.1%, including the impact of the CARES Act. Our income tax provision for the fourth quarter of fiscal
2021 reflects the carryback

of taxable net operating

losses generated during periods

in which the statutory

federal income tax rate
was 21%

to periods

in which

the statutory

federal income

tax rate

was 35%,

as permitted

by the

CARES Act.

Excluding the
effects of the

CARES Act,

our income

tax expense

was $1.8

million with

an adjusted

effective tax

rate of

15.4%. The

low effective
rate was

primarily related

to a

$7.4 million

income tax

benefit recorded

during the

fourth quarter

of fiscal

2021 in

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

$63 thousand.

During

fiscal

2020,

we
acquired the remaining 27.9% interest in our majority-owned subsidiary TEP.

NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.

As

a

result

of

the

above,

net

income

for

fiscal

2021

was

$2.1 million,

or

$0.04

per

basic

and

diluted

share,

compared

to
$18.4 million, or $0.38 per basic and diluted share for fiscal 2020.

Fiscal Year

Ended May 30, 2020 Compared to Fiscal Year Ended June 1, 2019

The discussion of our results

of operations for the fiscal

year ended May 30, 2020

compared to the fiscal

year ended June 1, 2019
can be found in Part II.

Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations in

the
Company's fiscal 2020 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Our

working

capital

at

May

29,

2021

was

$303.5 million,

compared

to

$429.1 million

at

May

30,

2020.

The

calculation

of
working capital is defined as current assets less current liabilities. Our current ratio was 5.77 at May 29, 2021 compared to 5.60
at May 30, 2020. The

current ratio is calculated

by dividing current assets by

current liabilities. Due to seasonal

factors described
Part I. Item I. Business – Seasonality
, we generally expect our need for working capital to be highest in the fourth and first fiscal
quarters ending in May/June and August/September, respectively.

We

had no

long-term debt outstanding

at the

end of

fiscal 2021

and 2020.

On July 10,

2018, we

entered into a

$100.0 million
Senior Secured

Revolving Credit

Facility (the

“Revolving Credit

Facility”). As

of May

29, 2021,

no amounts

were borrowed
under the Revolving Credit Facility.

We have

$4.1 million in outstanding standby letters of credit, which were issued under our
Revolving

Credit

Facility

for

the

benefit

of

certain

insurance

companies.

Refer

to

Part

II.

Item

8.

Notes

to

the

Financial
Statements,
Note 10 – Credit Facility

for further information regarding our long-term debt.

Net cash provided

by operating activities

was $26.1 million

for fiscal year

2021 compared with

$73.6 million for fiscal

year 2020.
Decreased gross profit margins resulting primarily from lower selling prices for shell eggs, and increased feed costs contributed
greatly to

our decrease

in cash

flow from

operations. The

increase in

accounts receivables

balance at

fiscal 2021

compared to
prior fiscal

2020 is

due to

the income

tax receivable

related to

the CARES

Act, which

is expected

to be

received in

our third
quarter of fiscal 2022.

For fiscal 2021,

approximately $129.1 million was provided

from the sale

and maturity of

investments securities available-for-
sale, $88.3 million

was used

to purchase

short-term investments

and net

payments of

$6.7 million were

received from

investments
in unconsolidated entities. Approximately $95.1 million was

used to purchase or

construct property, plant

and equipment, most
of

which

related

to

the

expansion

of

our

cage-free

shell

egg

production

capacity. Refer

to

the

table

of

material

construction
projects presented

below for

additional information

on purchases

and construction

of property,

plant and

equipment. The

net
result of these and other activities as of May 29, 2021 was a decrease in cash of $20.8 million from May 30, 2020.

For fiscal 2020, approximately

$204.3 million was provided

from the sale and

maturity of investments securities

available-for-
sale,

$107.2

million

was

used

to

purchase

short-term

investments

and

net

payments

of

$7.1

million

were

received

from
investments

i
n

unconsolidated

entities.

We

used

$44.7

million

to

acquire

Mahard

and

the

remaining

interest

in
  TEP.
Approximately $124.2

million was

used to

purchase or

construct property,

plant and

equipment, most

of which

related to

the
expansion of our cage-free shell

egg production capacity. Refer to the table of material construction projects presented below for
additional

information

on

purchases

and

construction

of

property,

plant

and

equipment.

We

used

$1.5

million

for

principal
payments on long-term

debt. The net

result of these

and other activities

as of May

30, 2020 was

an increase in

cash of $8.9

million
from June 1, 2019.

We

continue to

monitor the

increasing demand

for cage-free

eggs and

to engage

with our

customers in

an effort

to achieve

a
smooth

transition

to

meet

their

announced

commitment

timeline

for

cage-free

egg

sales.

We

have

invested

approximately
$476 million in facilities, equipment and

related operations to expand our

cage-free production starting with our

first facility in
2008, which includes

the $48.5 million

acquisition of the

remaining 50% interest

in Red River

discussed in
Note 20 –

Subsequent
Events

in

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial

Statements.

The

following

table

presents

current

material
construction projects approved as of May 29, 2021 (in thousands):

Project(s) Type
Projected

Completion Projected Cost
Spent as of

May 29, 2021
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2022 $ 140,876 $ 93,612 $ 47,264
$ 140,876 $ 93,612 $ 47,264

We believe

our current cash balances, investments, cash flows from

operations, and Revolving Credit Facility will be sufficient to fund our current capital needs. As we monitor the demand for cage-free eggs and our growth strategy described in
Part I. Item
I. Business – Growth Strategy,

there may be a need for long-term

debt financing. We

believe with our strong balance sheet that
we will have adequate access to capital markets if that need arises.

CONTRACTUAL OBLIGATIONS

The

following

table

summarizes

by

fiscal

year

the

future

estimated

cash

payments,

in

thousands,

to

be

made

under

existing
contractual obligations as of

May 29, 2021. Further information

on debt obligations is

contained in
Note 10 – Credit Facility
, and
on lease obligations in
Note 15 – Leases
, each in Part II. Item 8. Notes to the Consolidated Financial Statements. As of May 29,
2021, we had no outstanding long-term debt.

Payments due by period
Total
Less than
1 year
1-3
years
3-5
years
More than
5 years
Finance leases $ 697 $ 239 $ 458 $ — $ —
Operating leases 1,882 802 1,049 31 —
Purchase obligations:
Feed ingredients and fuel
(a)
89,779 89,779 — — —
Construction contracts and other equipment 38,063 38,063 — — —
Red River
(b)
48,500 48,500 — — —
Total $ 178,921 $ 177,383 $ 1,507 $ 31 $ —

(a)

Actual purchase obligations may change based on the contractual terms and agreements
(b)

Represents the cash paid for the acquisition of Red River

IMPACT OF RECENTLY

ISSUED ACCOUNTING STANDARDS

For information on changes in accounting principles and new accounting principles, see “ New Accounting Pronouncements and
Policies ” in Part II. Item 8. Notes to Consolidated Financial Statements,
Note 1 - Summary of Significant Accounting Policies
.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements

in accordance with U.S. GAAP

requires management to make estimates

and assumptions
that affect the

reported amounts

of assets

and liabilities

at the

date of

the financial

statements and

the reported

amounts of

revenues
and expenses during the

reporting period. Actual results could

differ from these estimates.

Critical accounting estimates

are those
estimates made

in accordance

with GAAP that

involve a significant

level of estimation

uncertainty and

have had

or are reasonably
likely to have a

material impact on the

financial condition or

results of operations. Our

critical accounting estimates

are described
below.

INVESTMENTS IN SECURITIES

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

gains and

losses reported

as a

separate component

of stockholders’

equity.

The Company

regularly evaluates
changes to the

rating of its

debt securities by credit

agencies and economic conditions

to assess and

record any expected credit
losses through allowance for credit losses,

limited to the amount that fair

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

write down

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
goodwill test is necessary.

After assessing the totality of events

or circumstances, if we determine it

is more likely than not that
the fair value of

a reporting unit is

less than its carrying

amount, then we perform

additional quantitative tests to

determine the
magnitude of any impairment.

At May 29, 2021, goodwill represented 2.9% of total assets and

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
2017 Acquisition of Happy Hen Egg Farms, Inc. 2,940
Total Goodwill $ 35,525

REVENUE RECOGNITION AND DELIVERY COSTS

Revenue recognition is completed

upon satisfaction of the

performance obligation to the

customer, which typically occurs within
days of the Company and customer agreeing upon the order. See
Note 14 – Revenue Recognition

in Part II. Item 8. Notes to the
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
of

tax

deductions

in

excess

of

recognized

compensation

cost

to

be

reported

as

a

financing

cash

flow. See
Note 16 – Stock
Compensation Plans

in Part II. Item 8. Notes to the Consolidated Financial Statements for more information.

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
market conditions

that are

largely beyond

our control.

To

ensure continued

availability of

feed ingredients,

we may

enter into
contracts for future purchases of

corn and soybean meal, and

as part of these contracts,

we may lock-in the basis

portion of our
grain purchases several months in advance. Ordinarily,

we do not enter long-term contracts

beyond a year to purchase corn

and
soybean meal or hedge against increases in the price of corn and soybean meal. The following table outlines the impact of price changes for corn and soybean meal on feed costs per dozen as feed ingredient pricing varies:

Change in price per bushel of corn
$ (0.87) $ (0.58) $ (0.29) $ 0.00 $ 0.29 $ 0.58 $ 0.87
Change

in price
per ton
Soybean
Meal
$ (82.50) 0.386 0.396 0.406 0.416 0.426 0.436 0.446
$ (55.00) 0.396 0.406 0.416 0.426 0.436 0.446 0.456
$ (27.50) 0.406 0.416 0.426 0.436 0.446 0.456 0.466
$ 0.00 0.416 0.426 0.436 0.446
(a)
0.456 0.466 0.476
$ 27.50 0.426 0.436 0.446 0.456 0.466 0.476 0.486
$ 55.00 0.436 0.446 0.456 0.466 0.476 0.486 0.496
$ 82.50 0.446 0.456 0.466 0.476 0.486 0.496 0.506

(a)

Based on 2021 actual costs, table flexes feed cost inputs to show $0.01 impacts to per dozen egg feed production costs.

INTEREST RATE

RISK

The

fair

value

of

our

debt

is

sensitive

to

changes

in

the

general

level

of

U.S.

interest

rates. In

July

2018,

we

entered

into

a
$100.0 million Senior

Secured Revolving

Credit Facility

which bears

interest at

a variable

rate. No

amounts were

outstanding
under that facility during

fiscal 2021. Under our

current policies, we do

not use interest rate

derivative instruments to manage

our
exposure to interest rate changes.

FIXED INCOME SECURITIES RISK

At May 29, 2021,

the effective maturity of

our cash equivalents and

investment securities available

for sale was 11.2 months,

and
the composite credit rating of the holdings are A- / A3 / A- (S&P / Moody’s / Fitch).

CONCENTRATION

OF CREDIT RISK

Our financial instruments exposed to concentrations of

credit risk consist primarily of trade receivables.

Concentrations of credit
risk with respect

to receivables are

limited due to

our large

number of customers

and their dispersion

across geographic areas,
except that at May 29, 2021 and May

30, 2020, 23.8% and 29.5%, respectively,

of our net accounts receivable balance was due
from

Walmart

Inc.

(including

Sam’s

Club).

No

other

single

customer

or

customer

group

represented

10%

or

greater

of

net
accounts receivable.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Ridgeland, Mississippi

Opinion on the Consolidated Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Cal-Maine

Foods,

Inc.

and

Subsidiaries

(the
“Company”)

as

of

May

29,

2021

and

May

30,

2020,

the

related

consolidated

statements of

income,

comprehensive income,
stockholders’ equity and

cash flows for

each of the

three years in

the period ended

May 29, 2021,

and the related

consolidated
notes and schedule listed

in the Index at

Item 15(1) (collectively referred

to as the “consolidated

financial statements”).

In our
opinion, the

consolidated financial

statements present

fairly,

in all

material respects,

the financial

position of

the Company

at
May 29, 2021

and May 30, 2020,

and the results of

its operations and

its cash flows

for each of the

three years in

the period ended
May 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”), the

Company’s internal control over financial

reporting as of May

29, 2021, based on

the criteria established
in
2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway
Commission and our report dated July 19, 2021 expressed an unqualified opinion.

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

  /s/ Frost, PLLC

We have served as the Company’s

auditor since 2007.

Little Rock, Arkansas
July 19, 2021

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
May 29, 2021 May 30, 2020
Assets
Current assets:
Cash and cash equivalents $
57,352
$
78,130
Investment securities available-for-sale
112,158
154,163
Receivables:
Trade receivables, net
79,066
84,976
Income tax receivable
42,516
9,884
Other
5,057
3,515
Total receivables, net
126,639
98,375
Inventories, net
218,375
187,216
Prepaid expenses and other current assets
5,407
4,367
Total current assets
519,931
522,251
Property, plant & equipment, net
589,417
557,375
Finance lease right-of-use asset, net
525
678
Operating lease right-of-use asset, net
1,724
2,531
Investments in unconsolidated entities
54,941
60,982
Goodwill
35,525
35,525
Intangible assets, net
20,341
22,816
Other long-term assets
6,770
4,536
Total assets $
1,229,174
$
1,206,694
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable $
52,784
$
55,904
Accrued wages and benefits
23,812
23,277
Accrued expenses and other liabilities
12,595
13,001
Current portion of finance lease obligation
215
205
Current portion of operating lease obligation
691
796
Total current liabilities
90,097
93,183
Long-term finance lease obligation
438
652
Long-term operating lease obligation
1,034
1,735
Other noncurrent liabilities
10,416
8,681
Deferred income taxes
114,408
92,768
Total liabilities
216,393
197,019
Commitments and contingencies - see Note 18 — —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock – authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock – authorized and issued
4,800

shares
48
48
Paid-in capital
64,044
60,372
Retained earnings
975,977
975,147
Accumulated other comprehensive income (loss), net of tax
(558)
79
Common stock in treasury, at cost –
26,202

and
26,287

shares in 2021 and 2020,
respectively
(27,433)
(26,674)
Total stockholders’ equity
1,012,781
1,009,675
Total liabilities and stockholders’ equity $
1,229,174
$
1,206,694

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
Fiscal years ended
May 29, 2021 May 30, 2020 June 1, 2019
52 weeks 52 weeks 52 weeks
Net sales $
1,348,987
$
1,351,609
$
1,361,188
Cost of sales
1,188,326
1,172,021
1,138,329
Gross profit
160,661
179,588
222,859
Selling, general and administrative
183,943
178,237
177,045
Loss on disposal of fixed assets
2,982
82
33
Operating income (loss)
(26,264)
1,269
45,781
Other income (expense):
Interest expense
(213)
(498)
(644)
Interest income
2,828
4,962
7,978
Patronage dividends
9,004
10,096
10,482
Equity in income of unconsolidated entities
622
534
4,776
Other, net
4,074
3,696
2,432
Total other income
16,315
18,790
25,024
Income (loss) before income taxes
(9,949)
20,059
70,805
Income tax expense (benefit)
(12,009)
1,731
15,743
Net income
2,060
18,328
55,062
Less:

Net income (loss) attributable to noncontrolling interest
—
(63)
833
Net income attributable to Cal-Maine Foods, Inc. $
2,060
$
18,391
$
54,229
Net income per share attributable to Cal-Maine Foods, Inc.:
Basic $
0.04
$
0.38
$
1.12
Diluted $
0.04
$
0.38
$
1.12
Weighted average shares outstanding:
Basic
48,522
48,467
48,467
Diluted
48,656
48,584
48,589

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of
Comprehensive Income

(in thousands)
Fiscal years ended
2021 2020 2019
Net income $
2,060
$
18,328
$
55,062
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) available-for-sale securities, net of reclassification adjustments
(736)
59
1,719
Increase in accumulated post-retirement benefits obligation, net of reclassification adjustments
(137)
(445)
(349)
Other comprehensive income (loss), before tax
(873)
(386)
1,370
Income tax expense (benefit) related to items of other comprehensive income (loss)
(236)
(110)
322
Other comprehensive income (loss), net of tax
(637)
(276)
1,048
Comprehensive income
1,423
18,052
56,110
Less: comprehensive income (loss) attributable to the noncontrolling interest
—
(63)
833
Comprehensive income attributable to Cal-Maine Foods, Inc. $
1,423
$
18,115
$
55,277

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)
Common Stock
Shares Amount
Class A
Shares
Class A
Amount
Treasury
Shares
Treasury
Amount
Paid In
Capital
Retained
Earnings
Accum.
Other
Comp.
Income
(loss)
Noncontrolling
Interest Total
Balance at June 2, 2018
70,261
$
703
4,800
$
48
26,430
$
(24,966)
$
53,323
$
924,918
$
(693)
$
2,349
955,682
Stock compensation plan transactions — — — —
(64)
(900)
3,534
— — —
2,570
Dividends — — — — — — —
(24,620)
— —
(24,620)
Net income — — — — — — —
54,229
—
833
55,062
Other comprehensive income, net of tax — — — — — — — —
1,048
—
1,048
Balance at June 1, 2019
70,261
703
4,800
—
48
26,366
(25,866)
56,857
954,527
355
3,182
989,806
Stock compensation plan transactions — — — —
(79)
(808)
3,515
— —
2,628
Distributions to noncontrolling interest
partners — — — — — — — — —
(755)
(755)
Acquisition of noncontrolling interest in
Texas Egg Products, LLC — — — — — — —
2,229
—
(2,364)
(135)
Net income — — — — — — —
18,391
—
(63)
18,328
Other comprehensive loss, net of tax — — — — — — — —
(276)
(276)
Balance at May 30, 2020
70,261
703
4,800
48
26,287
(26,674)
60,372
975,147
79
—
1,009,675
Impact of ASC 326, see Note 1 — — — — — — —
422
— —
422
Balance at May 31, 2020
70,261
703
4,800
48
26,287
(26,674)
60,372
975,569
79
—
1,010,097
Stock compensation plan transactions — — — —
(85)
(759)
3,667
— — —
2,823
Dividends — — — — — — —
(1,652)
— —
(1,652)
Contributions — — — — — —
5
— — —
5
Net income — — — — — — —
2,060
—
—
2,060
Other comprehensive loss, net of tax — — — — — — — —
(637)
—
(637)
Balance at May 29, 2021
70,261
$
703
4,800
$
48
26,202
$
(27,433)
$
64,044
$
975,977
$
(558)
$
—
$
1,012,781

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
Fiscal year ended
May 29, 2021 May 30, 2020 June 1, 2019
Cash flows from operating activities:
Net income $
2,060
$
18,328
$
55,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
59,477
58,103
54,650
Deferred income taxes
22,351
10,281
6,123
Equity in income of affiliates
(622)
(534)
(4,776)
Loss on disposal of property, plant and equipment
2,982
82
33
Impairment loss on fixed assets
196
2,919
—
Stock compensation expense, net of amounts paid
3,778
3,617
3,619
Unrealized losses on investments
1,810
744
—
Gains on sales of investments
(22)
(611)
—
Purchases of equity securities
(334)
(275)
—
Sales of equity securities

55
1,212
—
Amortization of investments
890
316
962
Other
(427)
(248)
23
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables and other assets
(33,487)
(28,300)
16,012
Increase in inventories
(31,159)
(9,704)
(2,285)
(Increase) decrease in accounts payable, accrued expenses and other liabilities
(1,412)
17,679
(14,338)
Net cash provided by operating activities
26,136
73,609
115,085
Cash flows from investing activities:
Purchases of investments
(88,283)
(107,234)
(176,951)
Sales of investments
129,108
204,277
209,806
Acquisition of businesses, net of cash acquired
—
(44,650)
(17,889)
Investment in unconsolidated entities
—
—
(4,273)
Distributions from unconsolidated entities
6,663
7,114
7,904
Purchases of property, plant and equipment
(95,069)
(124,178)
(67,989)
Net proceeds from disposal of property, plant and equipment
3,390
3,306
1,575
Net cash used in investing activities
(44,191)
(61,365)
(47,817)
Cash flows from financing activities:
Principal payments on long-term debt
—
(1,500)
(3,754)
Principal payments on finance lease
(205)
(196)
—
Distributions to noncontrolling interest partners
—
(755)
—
Purchase of common stock by treasury
(871)
(910)
(985)
Payments of dividends
(1,652)
—
(41,713)
Contributions

5
—
—
Net cash used in financing activities
(2,723)
(3,361)
(46,452)
Increase (decrease) in cash and cash equivalents
(20,778)
8,883
20,816
Cash and cash equivalents at beginning of year
78,130
69,247
48,431
Cash and cash equivalents at end of year $
57,352
$
78,130
$
69,247
Supplemental information:
Cash paid for operating leases $
929
$
871
$
—
Income taxes paid (refunds received) $
(1,618)
$
(8,443)
$
36,312
Interest paid $
508
$
498
$
644

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Cal-Maine Foods,

Inc. (“we,”

“us,” “our,” or

the “Company”)

is primarily

engaged in

the production,

grading, packing

and sale of
fresh

shell eggs,

including

cage-free,

organic,

and

nutritionally-enhanced

eggs.

The Company,

which

is

headquartered
in Ridgeland, Mississippi, is the largest producer and distributor of fresh shell eggs in the United States and sells the majority of its shell eggs in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the United States.

Principles of Consolidation

The consolidated

financial statements

include the

accounts of

all wholly-owned

subsidiaries, and

majority-owned subsidiaries
over which we exercise control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year-end is on the Saturday closest to May 31. Each of the year-to-date periods ended
May 29, 2021 , May
30, 2020, and June 1, 2019, included
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

We

primarily utilize a cash management

system with a series of

separate accounts consisting of lockbox accounts

for receiving
cash, concentration accounts to which

funds are moved, and zero-balance

disbursement accounts for funding accounts

payable.
Checks issued,

but not

presented to

the banks

for payment,

may result

in negative

book cash

balances, which

are included

in
accounts

payable.

At May

29,

2021

and May

30,

2020,

checks

outstanding

in

excess

of

related

book

cash

balances

totaled
$
7.5

million and $
11.2

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
for credit losses, limited

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

Trade Receivables

Trade

receivables are

stated at

their carrying

values, which

include a

reserve for

credit losses.

At May

29, 2021

and May

30,
2020, reserves for credit losses were $
795

thousand and $
744

thousand, respectively. The Company extends credit to customers based

on

an

evaluation

of

each

customer's

financial

condition

and

credit

history.

Collateral

is

generally

not

required.

The
Company minimizes

exposure to

counter party

credit risk

through credit

analysis and

approvals, credit

limits, and

monitoring
procedures. In

determining our

reserve for

credit losses,

receivables are

pooled according

to age,

with each

pool assigned

an
expected loss based

on historical loss

information adjusted as

needed for economic

and other forward-looking

factors. At both
May 29, 2021 and May 30, 2020 one customer accounted for approximately
23.8
% and
29.5
% of the Company’s trade accounts
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
lives of the flocks, generally one

to
two years
. Flock mortality is charged to cost of sales as incurred.

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

Treasury Stock

Treasury stock

purchases are accounted

for under the

cost method whereby

the entire cost

of the acquired

stock is recorded

as
treasury

stock. The

grant

of

restricted

stock

through

the

Company’s

share-based

compensation

plans

is

funded

through

the
issuance of

treasury stock. Gains

and losses

on the

subsequent reissuance

of shares

in accordance

with the

Company’s

share-
based compensation plans are credited or charged to paid-in capital in excess of par value using the average-cost method.

Revenue Recognition and Delivery Costs

Revenue recognition is completed

upon satisfaction of the performance

obligation to the customer, which typically

occurs within
days of

the Company and

customer agreeing upon

the order.

See
Note 14 – Revenue Recognition

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

incurred of $
11.7

million, $
6.0

million, and $
7.3

million in fiscal

2021, 2020, and
2019, respectively.

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

more likely

than not

the uncertain

tax positions

will be

sustained upon

review by

the taxing

authorities. The tax

positions
must

meet

the

more-likely-than-not

recognition

threshold

with

consideration

given

to

the

amounts

and

probabilities

of

the
outcomes

that

could

be

realized

upon

settlement

using

the

facts,

circumstances

and

information

at

the

reporting

date. The
Company will

reflect only

the portion

of the

tax benefit

that will

be sustained

upon resolution

of the

position and

applicable
interest on the portion of the tax benefit not recognized. The Company initially and subsequently measures the largest amount of
tax benefit

that is

greater than

50% likely

to be

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

Stock Based Compensation

We account for share-based compensation in accordance with

ASC 718, Compensation-Stock Compensation

(“ASC 718”). ASC
718

requires

all

share-based

payments

to

employees,

including

grants

of

employee

stock

options,

restricted

stock

and
performance-based shares, to be recognized in the statement of income based on their fair values. ASC 718 requires the benefits of

tax

deductions

in

excess

of

recognized

compensation

cost

to

be

reported

as

a

financing

cash

flow. See
Note 16 – Stock
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

Reclassification

Certain

reclassifications

were

made

to

the

fiscal

2020

financial

statements

to

conform

to

the

fiscal

2021

financial

statement
presentation. These reclassifications had no effect on income.

Note 2 – Acquisitions

Effective on October 20, 2019, the Company acquired certain

assets of Mahard Egg Farm ("Mahard"),

relating to its commercial
shell

egg

production,

processing,

distribution

and

sales

for

$
45.5

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
21.1
%

equity

interest

in

TEP

which

brought

our

total

ownership

to
93.2
%.

The

acquired

operations of
Mahard are included in the accompanying financial statements as of October 20, 2019. Acquisition related costs incurred during the period were immaterial to the financial statements.

The following table summarizes the aggregate purchase price allocation for Mahard (in thousands):

Inventory $
5,276
Property, plant and equipment
38,433
Customer list and non-compete agreement
2,000
Liabilities assumed
(194)
Total purchase price $
45,515

Effective

March 28, 2020,

the Company

acquired from

Feathercrest Farms,

Inc. the

remaining
6.8
% interest

in our

majority-
owned subsidiary TEP for $
135

thousand.

Note 3 - Investment Securities

The following presents the Company’s investment securities as of May 29, 2021 and May 30, 2020 (in thousands):

May 29, 2021
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
16,424
$
56
$
—
$
16,480
Commercial paper
1,998
—
—
1,998
Corporate bonds
80,092
608
—
80,700
Certificates of deposits
1,077
—
1
1,076
Asset backed securities
11,914
—
10
11,904
Total current investment securities $
111,505
$
664
$
11
$
112,158
Mutual funds $
2,306
$
1,810
$
—
$
4,116
Total noncurrent investment securities $
2,306
$
1,810
$
—
$
4,116

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
—
$
2,749
Total noncurrent investment securities $
2,005
$
744
$
—
$
2,749

Available-for-sale

Proceeds from

the sales

and maturities

of available-for-sale

securities were

$
129.1

million, $
204.3

million, and

$
209.7

million
during fiscal 2021, 2020, and 2019, respectively. Gross realized gains for fiscal 2021, 2020, and 2019 were $
456

thousand, $
278
thousand, and $
9

thousand, respectively. Gross realized losses for fiscal

2021, 2020, and 2019 were $
19

thousand, $
6

thousand,
and $
33

thousand, respectively. There were
no

allowance for credit losses at May 29, 2021 and May 30, 2020.

Actual maturities may

differ from contractual maturities

because some borrowers

have the right to

call or prepay

obligations with
or

without

call

or

prepayment

penalties.

Contractual

maturities

of

investment

securities

at

May

29,

2021

are

as

follows

(in
thousands):

Estimated Fair Value
Within one year $
33,899
1-5 years
78,259
Total $
112,158

Noncurrent

Proceeds from sales

and maturities of

noncurrent investment securities

were $
54

thousand, $
1.2

million, and $
84

thousand during
fiscal 2021,

2020 and

2019, respectively.

Gross realized

gains on

those sales and

maturities during fiscal

2020 and

2019 were
$
611

thousand, and $
48

thousand, respectively. There were
no

realized losses for fiscal 2021, 2020, and 2019.

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

●

Level 1

- Quoted prices in active markets for identical assets or liabilities

●

Level 2

- Inputs

other than

quoted prices

included in

Level 1

that are

observable for

the asset

or liability,

either
directly or indirectly, including:
o

Quoted prices for similar assets or liabilities in active markets
o

Quoted prices for identical or similar assets in non-active markets
o

Inputs other than quoted prices that are observable for the asset or liability
o

Inputs derived principally from or corroborated by other observable market data

●

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

be measured at fair value

on a recurring basis as

of May 29, 2021 and

May 30, 2020 (in thousands):

May 29, 2021 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
16,480
$
—
$
16,480
Commercial paper
—
1,998
—
1,998
Corporate bonds
—
80,700
—
80,700
Certificates of deposits
—
1,076
—
1,076
Asset backed securities
—
11,904
—
11,904
Mutual funds
4,116
—
—
4,116
Total assets measured at fair value $
4,116
$
112,158
$
—
$
116,274

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

Note 5 - Inventories

Inventories consisted of the following (in thousands):

May 29, 2021 May 30, 2020
Flocks, net of amortization $
123,860
$
110,198
Eggs and egg products
21,084
18,487
Feed and supplies
73,431
58,531
$
218,375
$
187,216

We grow and maintain flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders
(male and

female chickens

used to

produce fertile

eggs to

hatch for

egg production

flocks). Our

total flock

at May

29, 2021,
consisted of approximately
10.8

million pullets and breeders and
37.8

million layers.

The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):

May 29, 2021 May 30, 2020 June 1, 2019
Amortization $
133,448
$
133,379
$
119,658
Mortality
6,769
5,823
5,161
Total flock costs charged to cost of sales $
140,217
$
139,202
$
124,819

Note 6 - Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

May 29, 2021 May 30, 2020
Land and improvements $
101,174
$
91,865
Buildings and improvements
454,332
393,195
Machinery and equipment
584,778
531,545
Construction-in-progress
72,879
126,061
1,213,163
1,142,666
Less: accumulated depreciation
623,746
585,291
$
589,417
$
557,375

Depreciation expense was $
56.5

million, $
54.5

million and $
51.7

million in the fiscal years ended May 29, 2021, May 30, 2020, and June 1, 2019, respectively.

The Company

maintains insurance

for both

property damage

and business

interruption relating

to catastrophic

events, such

as
fires. Insurance recoveries received

for property damage

and business interruption

in excess of

the net book

value of

damaged
assets, clean-up and demolition

costs, and post-event costs

are recognized as income

in the period received or

committed when
all contingencies associated with

the recoveries are

resolved. Gains on

insurance recoveries related to

business interruption are
recorded within “Cost of

sales” and any gains

or losses related to

property damage are recorded

within “Loss on disposal

of fixed

assets.”

Insurance

recoveries

related

to

business

interruption

are

classified

as

operating

cash

flows

and

recoveries

related

to
property damage

are classified

as investing

cash flows

in the

statement of

cash flows. Insurance

claims incurred

or

finalized
during the

fiscal years ended

May 29, 2021,

May 30, 2020,

and June 1,

2019 did

not have

a material effect

on the

Company's
consolidated financial statements.

Included in cost

of sales for

fiscal 2021 and

2020 is a

non-cash impairment

loss on fixed

assets of $
196

thousand and

$
2.9

million,
respectively,

related to

decommissioning some

older, less

efficient production

facilities as

the Company

continues to

invest in
new facilities to meet the increasing demand for specialty eggs and to reduce production costs.

Note 7 - Investment in Unconsolidated Entities

At May 29, 2021,

the Company had several

investments in unconsolidated entities

that are accounted for

using the equity method
of accounting. Red River Valley

Egg Farm, LLC ("Red River") operates a cage-free shell egg production complex near Bogota,
Texas. Specialty Eggs,

LLC ("Specialty Eggs") owns the Egg-Land's Best franchise for most of Georgia and South Carolina, as
well as a portion of western North Carolina and eastern Alabama. Southwest Specialty Eggs, LLC

("Southwest Specialty Eggs")
owns the

Egg-Land's Best

franchise for

Arizona, southern

California and

Clark County,

Nevada (including

Las Vegas).

As of
May 29,

2021, the

Company owned
50
% in

Red River, Specialty

Eggs, and

Southwest Specialty

Eggs. Equity

method investments
are

included

in

“Investments

in

unconsolidated

entities”

in

the

accompanying

Consolidated

Balance

Sheets

and

totaled
$
49.9

million and $
54.7

million at May 29, 2021 and May 30, 2020, respectively.

Equity

in

income

of

unconsolidated

entities

of

$
622

thousand,

$
534

thousand,

and

$
4.8

million

from

these

entities

has

been
included in the Consolidated Statements of Income for fiscal 2021, 2020, and 2019, respectively.

The condensed

consolidated financial

information for

the Company's

unconsolidated joint

ventures was

as follows

(in thousands):

For the fiscal year ended
May 29, 2021 May 30, 2020 June 1, 2019
Net sales $
119,853
$
188,922
$
112,396
Net income
1,596
1,064
9,490
Total assets
106,592
113,513
128,470
Total liabilities
5,850
4,655
7,600
Total equity
100,742
108,858
120,870

The

Company

is

a

member

of

Eggland’s

Best,

Inc.

(“EB”),

which

is

a

cooperative. At

May

29,

2021

and

May

30,

2020,
“Investments

in

unconsolidated

entities”

as

shown

on

the

Company’s

Consolidated

Balance

Sheet

includes

the

cost

of

the
Company’s investment in

EB plus any qualified written allocations. The

Company cannot exert significant influence over EB’s
operating and financial activities;

therefore, the Company accounts

for this investment using

the cost method. The carrying

value
of this investment at May 29, 2021 and May 30, 2020 was $
768

thousand and $
2.0

million, respectively.

The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

For the fiscal year ended
May 29, 2021 May 30, 2020 June 1, 2019
Sales to unconsolidated entities $
56,765
$
54,559
$
58,093
Purchases from unconsolidated entities
76,059
71,475
81,685
Distributions from unconsolidated entities
6,663
7,114
7,904

May 29, 2021 May 30, 2020
Accounts receivable from unconsolidated entities
2,404
$
4,935
Accounts payable to unconsolidated entities
4,161
5,706

Note 8 - Goodwill and Other Intangible Assets

Goodwill and other intangibles consisted of the following (in thousands):

Other Intangibles
Franchise Customer Non-compete Right of Water Total
Goodwill rights relationships agreements Use rights Trademark intangibles
Balance June 1, 2019 $
35,525
$
19,955
$
2,504
$
297
$
—
$
720
$
286
$
59,287
Additions —
—
1,000
1,000
—
— —
2,000
Amortization —
(1,628)
(1,150)
(118)
—
—
(50)
(2,946)
Balance May 30, 2020
35,525
18,327
2,354
1,179
—
720
236
58,341
Additions —
—
—
—
39
— —
39
Amortization —
(1,628)
(666)
(160)
(10)
—
(50)
(2,514)
Balance May 29, 2021 $
35,525
$
16,699
$
1,688
$
1,019
$
29
$
720
$
186
$
55,866

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

May 29, 2021 May 30, 2020
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Other intangible assets:
Franchise rights $
29,284
$
(12,585)
$
29,284
$
(10,957)
Customer relationships
9,644
(7,956)
20,544
(18,190)
Non-compete agreements
1,450
(431)
1,450
(271)
Right of use intangible
229
(200)
191
(191)
Water rights *
720
—
720
—
Trademark
400
(214)
400
(164)
Total $
41,727
$
(21,386)
$
52,589
$
(29,773)
*   Water rights are an indefinite life intangible asset.

No significant residual value

is estimated for these

intangible assets. Aggregate amortization

expense for fiscal years

2021, 2020,
and 2019 totaled $
2.5

million, $
2.9

million, and $
2.8

million, respectively.

The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal year Estimated amortization expense
2022 $
2,220
2023
2,206
2024
2,170
2025
2,040
2026
2,015
Thereafter
8,970
Total $
19,621

Note 9 - Employee Benefit Plans

The Company maintains a medical plan that is qualified under Section 401(a) of the Internal Revenue Code and is not subject to tax under present income tax laws. The plan is

funded by contributions from the Company and its

employees. Under its plan, the
Company

self-insures

its

portion

of

medical

claims

for

substantially

all

full-time

employees. The

Company

uses

stop-loss
insurance

to

limit

its

portion

of

medical

claims

to

$
225,000

per

occurrence. The

Company's

expenses

including

accruals

for
incurred but not reported claims were approximately $
21.7

million, $
17.8
. million, and $
18.1

million in fiscal years 2021, 2020,
and 2019, respectively.

The liability recorded for

incurred but not reported

claims was $
2.4

million and $
1.7

million as of May
29, 2021 and May 30, 2020, respectively.

The Company has

a KSOP plan

that covers substantially

all employees (the

“Plan”). The Company makes

contributions to the
Plan at a rate of
3
% of participants' eligible compensation,

plus an additional amount determined

at the discretion of the

Board of

Directors. Contributions

can

be

made

in

cash

or

the

Company's

common

stock,

and

vest

immediately. The

Company's

cash
contributions to the Plan were

$
3.8

million in fiscal years 2021 and

2020, and $
3.7

million in fiscal year 2019.

The Company did
no
t make direct contributions of

the Company’s common stock in fiscal years 2021,

2020, or 2019. Dividends on

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

compensation earned

over the

estimated remaining

service period

of

each officer.

Payments made

under

these
agreements

were

$
170

thousand, $
150

thousand,

and

$
129

thousand in

fiscal

years

2021,

2020,

and

2019,

respectively. The
liability recorded related to these agreements was $
1.4

million at May 29, 2021 and May 30, 2020.

In December 2006, the Company adopted an additional deferred compensation plan to provide deferred compensation to named officers of

the Company.

The awards

issued under

this plan

were $
279

thousand, $
266

thousand, and

$
267

thousand in

fiscal
2021, 2020, and 2019, respectively. Payments made under the plan were $
55

thousand and $
1.2

million in fiscal 2021 and 2020,
respectively. The

liability

recorded

for

this

plan

was

$
4.1

million

and

$
2.7

million

at

May

29,

2021

and

May

30,

2020,
respectively.

Deferred compensation expense for both plans totaled $
1.6

million, $
621

thousand and $
377

thousand in fiscal 2021, 2020, and
2019, respectively.

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

Retirement Benefits (“ASC

715”), whereby an

employer
recognizes the funded status

of a defined benefit

postretirement plan as an

asset or liability, and recognizes changes in

the funded
status in the year the change occurs through comprehensive income. Additionally, this expense is recognized on an accrual basis over the employees’ approximate period of employment.

The liability associated with the plan was

$
3.4

million at May 29, 2021
and May 30, 2020. The remaining disclosures associated with ASC 715 are immaterial to the Company’s financial statements.

Note 10 - Credit Facility

For fiscal years 2021, 2020 and 2019, interest was $
213

thousand, $
498

thousand, and $
644

thousand, respectively.

On July 10, 2018,

we entered into

a $
100.0

million Senior Secured

Revolving Credit Facility (the

“Revolving Credit Facility”)
with

a
five
-year

term.

The

credit

agreement

for

the

Revolving

Credit

Facility

includes

an

accordion

feature

permitting

the
Company,

with

the

consent

of

the

administrative

agent,

to

increase

the

revolving

commitments

in

the

aggregate

up

to
$
125.0

million.
No

amounts were

borrowed

under

the

facility

as

of

May

29,

2021

or

during

fiscal

2021.

The

Company

had
$
4.1

million of outstanding standby letters of credit issued under the Revolving Credit Facility at May 29, 2021.

The interest rate is based, at the Company’s

election, on either the Eurodollar Rate plus the Applicable Margin or the Base

Rate
plus the Applicable Margin. The

“Eurodollar Rate” means the reserve adjusted

rate at which Eurodollar deposits in

the London
interbank market for

an interest period

of one,

two, three,

six or

twelve months (as

selected by

the Company) are

quoted. The
“Base Rate” means

a fluctuating rate

per annum equal

to the highest

of (a) the

federal funds rate

plus
0.5
% per annum,

(b) the
prime rate of interest established

by the administrative agent, and

(c) the Eurodollar Rate for

an interest period of one

month plus
1.00
% per annum, subject to certain interest rate floors. The “Applicable Margin” means
0
% to
0.75
% per annum for Base Rate
Loans and
1.00
% to
1.75
% per annum for Eurodollar Rate Loans, in each case depending upon the average outstanding balance at the quarterly pricing date. The Company will pay a commitment fee of
0.2
% on the unused portion of the facility.

The Revolving Credit Facility is guaranteed by all the current and future wholly-owned direct and indirect domestic subsidiaries
of

the

Company

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
expenditures of $
150.0

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
50
% of the Company’s

voting stock. Failure to satisfy

any of
these

covenants

will

constitute

a

default

under

the

terms

of

the

credit

agreement.

Further,

dividends

are

restricted

to

the
Company’s

current

dividend

policy

of

one-third

of

the

Company’s

net

income

computed

in

accordance

with

GAAP.

The
Company is allowed to

repurchase up to $
75.0

million of its capital

stock in any year provided

there is no default

under the credit
agreement and the Company has availability of at least $
20.0

million under the facility.

The credit agreement

for the Revolving

Credit Facility includes

customary events of

default and customary

remedies upon the
occurrence of an event of default, including acceleration of the amounts due and foreclosure of the collateral.

At May 29, 2021, we were in compliance with the covenant requirements of the Revolving Credit Facility.

Note 11 - Accrued Dividends Payable and Dividends per Common Share

We accrue dividends at

the end of

each quarter

according to

our dividend policy

adopted by

our Board

of Directors. The

Company
pays a dividend to shareholders

of its Common Stock and

Class A Common Stock on

a quarterly basis for each

quarter for which
the Company reports net income attributable to Cal-Maine Foods,

Inc. computed in accordance with GAAP in an

amount equal
to one-third ( 1/3
) of such quarterly income.

Dividends are paid to shareholders

of record as of the
60
th day following the last

day
of such quarter, except for the fourth

fiscal quarter. For the fourth quarter, the Company pays dividends to shareholders of record
on the
65
th day after the

quarter end. Dividends are

payable on the
15
th day following the

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
dividend was $
4.2

million.

On our consolidated statement of income, we determine dividends per common share in accordance with the computation in the following table (in thousands, except per share data):

13 Weeks Ended 52 Weeks Ended
May 29, 2021 May 30, 2020 May 29, 2021 May 30, 2020
Net income (loss) attributable to Cal-Maine Foods, Inc. $
(4,244)
$
60,463
$
2,060
$
18,391
Cumulative losses to be recovered prior to payment of
divided at beginning of period
—
(61,833)
(1,370)
(19,761)
Net income attributable to Cal-Maine Foods, Inc.
available for dividend $
—
$
—
$
—
$
—
1/3 of net income attributable to Cal-Maine Foods, Inc.
available for dividend $
—
Common stock outstanding (shares)
44,058
Class A common stock outstanding (shares)
4,800
Total common stock outstanding (shares)
48,858
Dividends per common share* $
—
$
—
$
0.034
$
—

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

May 29, 2021 May 30, 2020 June 1, 2019
Numerator
Net income $
2,060
$
18,328
$
55,062
Less: Net income (loss) attributable to noncontrolling interest
—
(63)
833
Net income attributable to Cal-Maine Foods, Inc. $
2,060
$
18,391
$
54,229
Denominator
Weighted-average common shares outstanding, basic
48,522
48,467
48,467
Effect of dilutive securities of restricted shares
134
117
122
Weighted-average common shares outstanding, diluted
48,656
48,584
48,589
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
0.04
$
0.38
$
1.12
Diluted $
0.04
$
0.38
$
1.12

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
Consolidated Statements of

Income and totaled

$
52.7

million, $
52.2

million, and $
53.6

million in fiscal

years 2021, 2020,

and
2019, respectively.

Returns and Refunds

Some of our contracts include a guaranteed

sale clause, pursuant to which we

credit the customer’s account for product that

the
customer is unable to sell before expiration.

The Company records an allowance of returns

and refunds by using historical return
data and

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

Disaggregation of Revenue

The following table provides revenue disaggregated by product category (in thousands):

13 Weeks Ended 52 Weeks Ended
May 29, 2021 May 30, 2020 May 29, 2021 May 30, 2020
Conventional shell egg sales $
205,987
$
311,380
$
766,284
$
830,278
Specialty shell egg sales
131,243
133,347
539,780
485,465
Egg products
10,997
7,204
36,733
31,414
Other
1,571
1,402
6,190
4,452
$
349,798
$
453,333
$
1,348,987
$
1,351,609

Contract Costs

The Company can incur costs to obtain or fulfill a contract with a customer.

If the amortization period of these costs is less than
one year, they are expensed as incurred.

When the amortization period is

greater than one year, a contract asset is

recognized and
is amortized over the contract life as a reduction in net sales. As of May 29, 2021 the balance for contract assets is immaterial.

Contract Balances

The Company receives payment from customers based on specified terms that are generally less than 30 days from
delivery. There are rarely contract assets or liabilities related to performance under the contract.

Concentration of Credit Risks

Our largest customer, Walmart

Inc. (including Sam's Club) accounted for
29.8
%,
32.1
% and
33.7
% of net sales dollars for fiscal
2021, 2020, and 2019, respectively. H-E-B, LP accounted for
10.1
% of net sales dollars for fiscal 2020.

Note 15 - Leases

Expenses related to operating leases, amortization of finance lease ROU assets and finance lease interest are included in Cost of sales, Selling general and administrative expense, and Interest expense in the Consolidated Statements of Income.

The Company’s lease cost consists of the following (in thousands):

13 Weeks Ended

May 29, 2021
52 Weeks Ended

May 30, 2020
Operating Lease cost $
226
$
929
Finance Lease cost
Amortization of right-of-use asset $
43
$
168
Interest on lease obligations $
7
$
34
Short term lease cost $
1,057
$
3,771

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

As of May 29, 2021
Operating Leases Finance Leases
2022 $
802
$
239
2023
539
239
2024
380
219
2025
130
—
2026
26
—
Thereafter
5
—
Total
1,882
697
Less imputed interest
(157)
(44)
Total $
1,725
$
653

The weighted-average

remaining lease

term and

discount rate

for lease

liabilities included

in our

Condensed Consolidated

Balance
Sheet are as follows:

As of May 29, 2021
Operating Leases Finance Leases
Weighted-average remaining lease term (years)
2.8
2.5
Weighted-average discount rate
5.9
%
4.9
%

Note 16 - Stock Compensation Plans

On

October

2,

2020,

shareholders

approved

the

Amended

and

Restated

Cal-Maine

Foods,

Inc.

2012

Omnibus

Long-Term
Incentive Plan

(the “LTIP

Plan”). The

purpose of

the LTIP

Plan is

to assist

us and

our subsidiaries

in attracting

and retaining
selected individuals who are expected to contribute to our long-term success. The maximum number of shares of common stock available for

awards under

the LTIP

Plan is
2,000,000

of which
1,126,188

shares remain

available for

issuance, and

may be
authorized

but

unissued

shares

or

treasury

shares.

Awards

may

be

granted

under

the

LTIP

Plan

to

any

employee,

any

non-
employee member of the Company’s Board of Directors, and any consultant who is a natural person and provides services to us
or one of our subsidiaries (except for incentive stock options, which may be granted only to our employees).

The only outstanding awards under the LTIP

Plan are restricted stock awards. The restricted stock vests one to three years from
the grant date, or upon death or disability, change in control, or retirement (subject to certain requirements). The restricted stock contains no other service or performance conditions. Restricted stock is awarded in the name of the recipient and, except for the right of disposal, constitutes

issued and outstanding shares

of the Company’s common stock for

all corporate purposes during

the

period of

restriction including the

right to

receive dividends. Compensation

expense is a

fixed amount based

on the

grant date
closing price and is amortized on a straight-line basis over the vesting period. Forfeitures are recognized as they occur.

Total

stock-based

compensation

expense

was

$
3.8

million,

$
3.6

million,

and

$
3.6

million

in

fiscal

2021,

2020,

and

2019,
respectively.

Our unrecognized compensation expense as a result of non-vested shares was $
6.6

million and at May 29, 2021 and $
6.3

million
May 30, 2020. The

unrecognized compensation expense

will be amortized

to stock compensation

expense over a

period of
2.1
years.

A summary of our equity award activity and related information for our restricted stock is as follows:

Number of

Shares
Weighted Average

Grant
Date Fair Value
Outstanding, June 1, 2019
248,412
$
42.20
Granted
104,566
38.25
Vested
(77,801)
43.00
Forfeited
(2,131)
43.20
Outstanding, May 30, 2020
273,046
$
41.36
Granted
112,860
37.82
Vested
(79,328)
43.96
Forfeited
(4,431)
40.12
Outstanding, May 29, 2021
302,147
$
39.37

Note 17 - Income Taxes

Income tax expense (benefit) consisted of the following:

Fiscal year ended
May 29, 2021 May 30, 2020 June 1, 2019
Current:
Federal $
(35,090)
$
(6,750)
$
8,160
State
730
(1,800)
1,460
(34,360)
(8,550)
9,620
Deferred:
Federal
21,658
8,872
4,843
State
693
1,409
1,280
22,351
10,281
6,123
$
(12,009)
$
1,731
$
15,743

Significant components of the Company’s deferred tax liabilities and assets were as follows:

May 29, 2021 May 30, 2020
Deferred tax liabilities:
Property, plant and equipment $
82,508
$
60,645
Inventories
31,501
28,075
Investment in affiliates
7,670
8,099
Other comprehensive income
—
214
Other
5,648
5,002
Total deferred tax liabilities
127,327
102,035
Deferred tax assets:
Accrued expenses
3,728
3,376
State operating loss carryforwards
3,416
792
Other comprehensive income
497
—
Other
5,278
5,099
Total deferred tax assets
12,919
9,267
Net deferred tax liabilities $
114,408
$
92,768

The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:

Fiscal year end
May 29, 2021 May 30, 2020 June 1, 2019
Statutory federal income tax $
(2,087)
$
4,226
$
14,694
State income taxes, net
1,124
(309)
2,164
Domestic manufacturers deduction
3,566
684
—
Enacted net operating loss carryback provision
(16,014)
(3,041)
—
Tax exempt interest income
(50)
(111)
(197)
Other, net
1,452
282
(918)
$
(12,009)
$
1,731
$
15,743

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

carryback allowance for taxable

net operating losses generated

in tax years 2018 through

2020,
our fiscal years 2019 through 2021.

Our financial statements for the fiscal year ended May 29, 2021 were materially affected by the changes enacted by the CARES
Act. As a result of the

applicable accounting guidance and the provisions enacted by the

CARES Act, our income tax provision
for fiscal

2021 reflects

the carryback

of taxable

net operating

losses generated

during periods

in which

the statutory

federal income
tax rate was 21% to periods in which the statutory federal income tax rate was 35%.

Due to the difference in statutory rates, we
recorded a

$
16.0

million discrete

income tax

benefit related

to the

carryback provisions

during the

fiscal year

ended May

29,
2021. Because

the net

operating losses

were carried

back to

years in

which we

initially reduced

our taxable

income using

the
Domestic Production

Activities Deduction,

we recorded

a partially

offsetting $
3.6

million discrete

income tax

expense during
fiscal 2021 to account for the reduced taxable income.

Federal and state

income taxes of

$
995

thousand, $
32

thousand, and $
37.4

million were paid

in fiscal years

2021, 2020, and

2019,
respectively.

Federal and state income

taxes of $
2.6

million, $
8.4

million, and $
418

thousand were refunded in

fiscal years 2021,
2020, and 2019, respectively.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures
the tax

benefits recognized

based on

the largest

benefit that

has a

greater than

50% likelihood

of being

realized upon

ultimate
resolution.

As of May 29, 2021, we are under audit by the Internal Revenue Service (IRS) for the fiscal years 2013 through 2015. Although we are subject to income tax

in many jurisdictions within the

U.S., we were not under audit

by any state and local tax

authorities.
As

of May

29, 2021,

the IRS

has proposed

adjustments related

to

the

Company’s

research

and development

credits claimed
during

the

years

under

audit.

Management

is

continuing

to

evaluate

those

proposed

adjustments

and

does

not

anticipate

the
adjustments

would

result

in

a

material

change

to

its

consolidated

financial

statements.

However,

the

Company

believes

it

is
reasonably possible that an additional decrease

of up to $
1.4

million in previously recognized tax benefits

related to research and
development credits may be necessary within the coming year.

Tax periods for all years beginning

with fiscal year 2013 remain
open to examination by federal and state taxing jurisdictions to which we are subject.

Note 18 - Commitments and Contingencies

Financial Instruments

The Company maintained standby letters of credit

("LOC") totaling $
4.1

million at May 29, 2021, which

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
100,000

in damages. On August 13,
2020, the

court granted the

defendants’ motion to

dismiss the State’s

original petition with

prejudice. On September

11, 2020,
the State

filed a

notice of

appeal, which

was assigned

to the

Texas

Court of

Appeals for

the First

District. The

State filed

its
opening

brief

on

December 7,

2020.

The Company

and

WCF

filed

their response

on

February

8,

2021.

The

Texas

Court

of
Appeals has not ruled on these submissions. Management believes the risk of material loss related to this matter to be remote.

Bell et al. v. Cal-Maine Foods et al.

On April 30, 2020, the Company was named

as one of several defendants in Bell

et al. v. Cal-Maine Foods et al., Case No. 1:20-
cv-461, in the Western District of Texas,

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
100
% of the membership interests

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
this report. Mrs.

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

August 19, 2020, each of which is on file

with the Securities
and Exchange Commission.

The public offering

involved only the

sale of shares

of Common Stock

that were already

outstanding,
and thus the Company

did not issue any

new shares or raise

any additional capital in

the offering. The expenses

of the offering
(not including the

underwriting discount and legal

fees and expenses of

legal counsel for the

Selling Stockholders, which were
paid by the Selling Stockholders) paid by

the Company were $
1.1

million. Pursuant to the Agreement, the Selling

Stockholders
reimbursed the Company $
551

thousand.

Note 20 – Subsequent Events

Effective on

May 30, 2021,

the Company paid

$
48.5

million to acquire

the remaining
50
% membership interest

in Red

River,
including certain

liabilities. As

a result

of the

acquisition, the

entity became

a wholly

owned subsidiary

of the

Company.

Red
River owns and

operates a specialty

shell egg production

complex with approximately
1.7

million cage-free laying hens,

cage-
free pullet capacity, feed mill, processing plant, related offices and outbuildings and related equipment located on approximately
400

acres near Bogata, Texas.

SCHEDULE II - VALUATION

AND QUALIFYING ACCOUNTS
Fiscal Years

ended May 29, 2021, May 30, 2020, and June 1, 2019

(in thousands)
Description
Balance at

Beginning of Period
Charged to Cost

and Expense
Write-off

of Accounts
Balance at

End of Period
Year ended May 29, 2021
Allowance for doubtful accounts $
743
$
135
$
83
$
795
Year ended May 30, 2020
Allowance for doubtful accounts $
206
$
550
$
13
$
743
Year ended June 1, 2019
Allowance for doubtful accounts $
268
$
42
$
104
$
206

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

2021 at

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

●

Pertain to the maintenance of records that

in reasonable detail accurately and fairly reflect

the transactions
and dispositions of our assets;
●

Provide reasonable assurance that transactions

are recorded as necessary to

permit preparation of financial
statements

in

accordance

with

generally

accepted

accounting

principles,

and

that

our

receipts

and
expenditures are being made

only in accordance with

authorizations of our management

and directors; and
●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

2.
Our management,

in accordance

with Rule

13a
-
15(c)

under the

Exchange Act

and with

the participation

of our
Chief

Executive

Officer

and

Chief

Financial

Officer,

together

with

other

financial

officers,

evaluated

the
effectiveness

of

our

internal

control

over

financial

reporting

as

of

May

29,

2021. The

framework

on

which
management’s

evaluation

of

our

internal

control

over

financial

reporting

is

based

is

the

“Internal

Control

–
Integrated

Framework”

published

in

2013

by

the

Committee

of

Sponsoring

Organizations

(“COSO”)

of

the
Treadway Commission.

3.   Management has determined that our internal control over financial reporting as of May 29, 2021   is effective. It is
noted

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
Ridgeland, Mississippi

Opinion on Internal Control Over Financial Reporting

We have

audited Cal-Maine Foods, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as
of May

29, 2021,

based on

criteria established

in
2013 Internal

Control

– Integrated

Framework

issued by

the Committee

of
Sponsoring Organizations

of the

Treadway Commission

(“COSO”).

In our

opinion, the

Company maintained,

in all

material
respects, effective internal

control over

financial reporting

as May

29, 2021, based

on criteria

established in
2013 Internal

Control
– Integrated Framework

issued by the COSO.

We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income,
stockholders’ equity and cash flows of the Company and our report dated July 19, 2021 expressed an unqualified opinion.

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

July 19, 2021

(c)   Changes in Internal Control Over Financial Reporting

In

connection

with

its

evaluation

of

the

effectiveness,

as

of

May

29,

2021,

of

our

internal

control

over

financial

reporting,
management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended

May 29,

2021, that

has materially

affected, or

is reasonably

likely to

materially affect,

our internal

control over
financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART

III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information concerning

directors, executive officers and corporate

governance required by Item 10
is

incorporated

by

reference

from

our

definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the
Securities Exchange Act of 1934 in connection with our 2021 Annual Meeting of Shareholders.

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

to be filed

pursuant to Regulation

14A under the

Securities Exchange Act

of 1934 in

connection with our

2021
Annual Meeting of Shareholders.

ITEM

12.

SECURITY

OWNERSHIP

OF

CERTAIN

BENEFICIAL

OWNERS

AND MANAGEMENT

AND
RELATED STOCKHOLDER MATTERS

The information

concerning security

ownership of

certain beneficial

owners and

management and

related stockholder

matters
required by Item 12 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation
14A under the Securities Exchange Act of 1934 in connection with our 2021 Annual Meeting of Shareholders.

ITEM 13.

CERTAIN

RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The

information

concerning

certain

relationships

and

related

transactions,

and

director

independence

required

by

Item

13

is
incorporated by

reference from

our definitive

proxy statement

which is

to be

filed pursuant

to Regulation

14A under the

Securities
Exchange Act of 1934 in connection with our 2021 Annual Meeting of Shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information

concerning principal

accounting fees

and services

required by

Item 14

is incorporated

by reference

from our
definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the

Securities

Exchange

Act

of

1934

in
connection with our 2021 Annual Meeting of Shareholders.

PART

IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT

SCHEDULES

(a)(1)   Financial Statements

The following consolidated financial statements

and notes thereto of Cal-Maine Foods,

Inc. and subsidiaries are included

in Item
8 and are filed herewith:

Report of Independent Registered Public Accounting Firm.
33
Consolidated Balance Sheets – May 29, 2021 and May 30, 20
20
35
Consolidated Statements of Income – Fiscal Years Ended May 29, 2021, May 30, 2020, and June 1, 2019
36
Consolidated Statements of Comprehensive Income – Fiscal Years Ended May 29, 2021, May 30, 2020, and
June 1, 2019
37
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended May 29, 2021,
May 30,
2020, and June 1, 2019
38
Consolidated Statements of Cash Flows for the Fiscal Years Ended
May 29, 2021,

May 30,

2020, and
June 1,
2019
39
Notes to Consolidated Financial Statements
40
(a)(2)

Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
58

All other schedules are

omitted either because

they are not applicable

or required, or because

the required information

is included
in the financial statements or notes thereto.

(a)(3)   Exhibits Required by Item 601 of Regulation S - K

See Part (b) of this Item 15.

(b)   Exhibits Required by Item 601 of Regulation S - K

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
10.2
Agreement Regarding Common Stock, including Registration Rights Exhibit (attached) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 5, 2018)
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
10.7*
Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2020).
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
***   Furnished herewith as an Exhibit
†   Submitted electronically with this Annual Report on Form 10 - K

(c)   Financial Statement Schedules Required by Regulation S - X

The financial statement schedule required by

Regulation S-X is filed at page 58. All

other schedules for which provision is

made
in the

applicable accounting

regulations of

the Securities

and Exchange

Commission are

not required

under the

related instructions
or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements

of Section 13 or

15(d) of the Securities

Exchange Act of 1934,

the registrant has duly

caused this
report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ridgeland,

Mississippi.

CAL-MAINE FOODS, INC.
/s/ Adolphus B. Baker
Adolphus B. Baker
Chief Executive Officer and Chairman of the Board
Date: July 19, 2021

Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title

Date

/s/

Adolphus B. Baker

Chief Executive Officer and

July 19, 2021
Adolphus B. Baker

Chairman of the Board

(Principal Executive Officer)

/s/

Max P.

Bowman

Vice President, Chief Financial

July 19, 2021
Max P.

Bowman

Officer and Director

(Principal Financial Officer)

/s/

Michael D. Castleberry

Vice President, Controller

July 19, 2021
Michael D. Castleberry

(Principal Accounting Officer)

/s/

Sherman L. Miller

President, Chief Operating

July 19, 2021
Sherman L. Miller

Officer and Director

/s/

Letitia C. Hughes

Director

July 19, 2021
Letitia C. Hughes

/s/

James E. Poole

Director

July 19, 2021
James E. Poole

/s/

Steve W. Sanders

Director

July 19, 2021
Steve W. Sanders

/s/

Camille S. Young

Director July 19, 2021
Camille S. Young