Form 10-Q
period 2021-08-28
CAL-MAINE FOODS INC
filed 2021-09-28
CIK 16160

Index

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549

FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended
August 28, 2021

or

☐
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number:

001-38695

CAL-MAINE FOODS, INC
.
(Exact name of registrant as specified in its charter)

Delaware

64-0500378
(State or other jurisdiction of incorporation or organization)

(I.R.S Employer Identification No.)

1052 Highland Colony Pkwy
,
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

44,057,329

shares of Common

Stock, $0.01 par

value, and
4,800,000

shares of Class A

Common Stock, $0.01

par
value,

outstanding as of September 28, 2021.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -

August 28, 2021 and May 29, 2021

3

Condensed Consolidated Statements of Operations -
Thirteen Weeks Ended August 28, 2021 and August 29, 2020

4

Condensed Consolidated Statements of Comprehensive Loss -
Thirteen Weeks Ended August 28, 2021 and August 29, 2020

5

Condensed Consolidated Statements of Cash Flows -

Thirteen Weeks Ended August 28, 2021 and August 29, 2020

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
25
Item 4.

Controls and Procedures

25

Part II.

Other Information

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 6.

Exhibits

26

Signatures

26

Index

PART

I.

FINANCIAL
  INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

August 28, 2021 May 29, 2021
Assets
Current assets:
Cash and cash equivalents $
16,684
$
57,352
Investment securities available-for-sale
73,666
112,158
Trade and other receivables, net
134,400
126,639
Inventories
226,470
218,375
Prepaid expenses and other current assets
9,249
5,407
Total current

assets
460,469
519,931
Property, plant &

equipment, net
667,963
589,417
Finance lease right-of-use asset, net
486
525
Operating lease right-of-use asset, net
1,533
1,724
Investments in unconsolidated entities
10,722
54,941
Goodwill
44,006
35,525
Intangible assets, net
19,798
20,341
Other long-term assets
6,753
6,770
Total Assets $
1,211,730
$
1,229,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
96,709
$
89,191
Current portion of finance lease obligation
217
215
Current portion of operating lease obligation
617
691
Total current

liabilities
97,543
90,097
Long-term finance lease obligation
383
438
Long-term operating lease obligation
916
1,034
Other noncurrent liabilities
10,325
10,416
Deferred income taxes
106,996
114,408
Total liabilities
216,163
216,393
Commitments and contingencies - see Note 13
0

0

Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
65,044
64,044
Retained earnings
957,951
975,977
Accumulated other comprehensive loss, net of tax
(728)
(558)
Common stock in treasury at cost –
26,203

shares at August 28, 2021 and
26,202

shares
at May 29, 2021
(27,451)
(27,433)
Total stockholders’

equity
995,567
1,012,781
Total Liabilities and Stockholders’

Equity
$
1,211,730
$
1,229,174
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Net sales $
331,704
$
292,782
Cost of sales
325,059
276,017
Gross profit
6,645
16,765
Selling, general and administrative
46,525
43,965
(Gain) loss on disposal of fixed assets
(213)
23
Operating loss
(39,667)
(27,223)
Other income (expense):
Interest income, net
232
925
Royalty income
273
305
Equity income (loss) of unconsolidated entities
135
(44)
Other, net
5,163
512
Total other

income, net
5,803
1,698
Loss before income taxes
(33,864)
(25,525)
Income tax benefit
(15,838)
(6,126)
Net loss $
(18,026)
$
(19,399)
Net loss per common share:
Basic $
(0.37)
$
(0.40)
Diluted $
(0.37)
$
(0.40)
Weighted average

shares outstanding:
Basic
48,858
48,501
Diluted
48,858
48,501
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of   Comprehensive Loss
(in thousands)
(unaudited)

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Net loss $
(18,026)

$

(19,399)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification
adjustments
(224)
468
Income tax benefit (expense) related to items of other comprehensive income
54
(114)
Other comprehensive income (loss), net of tax
(170)
354
Comprehensive loss $
(18,196)
$
(19,045)
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Operating activities:
Net loss $
(18,026)
$
(19,399)
Depreciation and amortization
17,389
14,744
Deferred income taxes
(15,838)
(6,126)
Other adjustments, net
(7,637)
(4,019)
Net cash used in operations
(24,112)
(14,800)
Investing activities:
Purchases of investment securities
(1,388)
(24,195)
Sales and maturities of investment securities
39,388
28,231
Distributions from unconsolidated entities
400
650
Acquisition of business, net of cash acquired
(44,823)
—
Purchases of property,

plant and equipment
(11,233)
(25,338)
Net proceeds from disposal of property,

plant and equipment
1,171
181
Net cash used in investing activities
(16,485)
(20,471)
Financing activities:
Purchase of common stock by treasury
(18)
—
Principal payments on finance lease
(53)
(50)
Net cash used in financing activities
(71)
(50)
Net change in cash and cash equivalents
(40,668)
(35,321)
Cash and cash equivalents at beginning of period
57,352
78,130
Cash and cash equivalents at end of period $
16,684

$

42,809
Supplemental Information:
Cash paid for operating leases $
217
$
237
Interest paid $
62

$

65
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

2021

(the

"2021

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

August 28, 2021
and August 29, 2020 included 13 weeks.

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

any expected cre

dit
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

credit losses. At August

28, 2021 and May

29,
2021, reserves for credit losses were

$
583

thousand and $
795

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

allocation.

The

fair

value

of

Index

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

Note 2 – Acquisitions

Effective

on

May

30,

2021,

the

Company

acquired

the

remaining
50
%

membership

interest

in

Red

River

Valley

Egg

Farm,
LLC (“Red River”)

,

including certain

liabilities. As a

result of

the acquisition, the

entity became a

wholly owned

subsidiary of
the Company.

Red River owns and

operates a specialty

shell egg production

complex with approximately
1.7

million cage-free
laying

hens,

cage-free

pullet

capacity,

feed

mill,

processing

plant,

related

offices

and

outbuildings

and

related

equipment
located on approximately
400

acres near Bogata, Texas.

Pending the

finalization of

the Company’s

valuation, the

following table

summarizes the

consideration paid

for Red

River and
the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Cash consideration paid $
48,500
Fair value of the Company's equity interest in Red River held before the business combination
48,500
$
97,000
Recognized amounts of identifiable assets acquired and

liabilities assumed
Cash $
3,677
Accounts receivables, net
1,980
Inventory
8,789
Property, plant and equipment
85,002
Liabilities assumed
(2,448)
Deferred income taxes
(8,481)
Total identifiable

net assets
88,519
Goodwill
8,481
$
97,000

Cash and

accounts receivables

acquired along

with liabilities

assumed were

valued at

their carrying

value which

approximates
fair value due to the short maturity of these instruments.

Inventory consisted

primarily of

flock and feed

ingredients. Inventory

and property,

plant and equipment

were valued

utilizing
the cost approach.

The Company

recognized

a gain

of $
4.5

million

as a

result of

remeasuring

to fair

value its
50
% equity

interest in

Red

River
held before the business combination. The gain

was recorded in other income and expense under the

heading “Other, net” in the
Company’s

Condensed Consolidated

Statements of

Operations. The

acquisition of

Red River

resulted in

a discrete

tax benefit
of $
8.3

million which

includes $
7.3

million decrease

in deferred

income tax

expense related

to the

outside-basis of

our equity

Index

investment

in

Red

River,

with

a

corresponding

non-recurring,

non-cash

$
954,000

reduction

to

income

taxes

expense

on

the
non-taxable

remeasurement

gain

associated

with

the

acquisition.

As

part

of

the

acquisition

accounting,

the

Company

also
recorded a $
8.5

million deferred tax liability

for the difference

in the inside-basis

of the acquired

assets and liabilities assumed.
The recognition

of deferred

tax liabilities resulted

in the

recognition of

goodwill. None

of the goodwill

recognized is

expected
to be deductible for income tax purposes.

Note 3 - Investment   Securities

The following represents the Company’s

investment securities as of August 28, 2021 and May 29, 2021 (in thousands):

August 28, 2021
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,828
$
102
$
—
$
16,930
Commercial paper
1,999
—
—
1,999
Corporate bonds
45,545
334
—
45,879
Certificates of deposits
—
—
—
—
Asset backed securities
8,865
—
7
8,858
Total current

investment securities
$
73,237
$
436
$
7
$
73,666
Mutual funds $
2,306
$
1,810
$
—
$
4,116
Total noncurrent

investment securities
$
2,306
$
1,810
$
—
$
4,116

May 29, 2021
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,424
$
56
$
—
$
16,480
Commercial paper
1,998
—
—
1,998
Corporate bonds
80,092
608
—
80,700
Certificates of deposits
1,077
—
1
1,076
Asset backed securities
11,914
—
10
11,904
Total current

investment securities
$
111,505
$
664
$
11
$
112,158
Mutual funds $
2,306
$
1,810
$
—
$
4,116
Total noncurrent

investment securities
$
2,306
$
1,810
$
—
$
4,116

Available-for-sale

Proceeds from

sales and

maturities of

investment securities

available-for-sale

were $
39.4

million and

$
28.2

million during

the
thirteen

weeks

ended August

28,

2021

and

August

29,

2020,

respectively.

Gross

realized

gains

for

the

thirteen

weeks

ended
August 28, 2021 and August 29, 2020 were $
127

thousand and $
28

thousand, respectively.

Gross realized losses for the thirteen
weeks ended August

28, 2021 were

$
60

thousand. There were
no

gross realized losses

for the thirteen

weeks ended August

29,
2020. There were
no

allowances for credit losses at August 28, 2021 and May 29, 2021.

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at August

28, 2021 are as follows (in thousands):

Estimated Fair Value
Within one year $
30,395
1-5 years
43,271
Total $
73,666

Noncurrent

Proceeds

from

sales

and

maturities

of

noncurrent

investment

securities

were

$
385

thousand

during

the

thirteen

weeks
ended August 28, 2021.

Gross realized gains for

the thirteen weeks ended

August 28, 2021 were

$
130

thousand. There were
no

Index

sales of

noncurrent

investment securities

during

the thirteen

weeks ended

August 29,

2020. There

were
no

realized losses

for
the thirteen weeks ended August 28, 2021 and August 29, 2020.

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

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis

In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of August 28, 2021 and May 29,

2021 (in thousands):

August 28, 2021 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
16,930
$
—
$
16,930
Commercial paper
—
1,999
—
1,999
Corporate bonds
—
45,879
—
45,879
Certificates of deposits
—
—
—
—
Asset backed securities
—
8,858
—
8,858
Mutual funds
4,116
—
—
4,116
Total assets measured at fair

value
$
4,116
$
73,666
$
—
$
77,782

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

invested are readily available

for current operations.
Observable inputs for these securities are yields, credit risks, default rates, and volatility.

Index

Note 5 - Inventories

Inventories consisted of the following as of August 28, 2021 and May 29,

2021 (in thousands):

August 28, 2021 May 29, 2021
Flocks, net of amortization $
139,870
$
123,860
Eggs and egg products
20,869
21,084
Feed and supplies
65,731
73,431
$
226,470
$
218,375

We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male

and female

chickens used

to produce

fertile eggs

to hatch

for egg

production flocks).

Our total

flock at

August
28, 2021 consisted of approximately
10.3

million pullets and breeders and
40.8

million layers.

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

2022, the

amount of

cumulative
losses to be recovered before payment of a dividend was $
22.3

million.

On

our

condensed

consolidated

statement

of

operations,

we

determine

dividends

per

common

share

in

accordance

with

the
computation in the following table (in thousands, except per share data):

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Net loss $
(18,026)
$
(19,399)
Cumulative losses to be recovered prior to payment of divided at beginning of period
(4,244)
(1,370)
Net income available for dividend $
—
$
—
1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend
—
Common stock outstanding (shares)
44,057
Class A common stock outstanding (shares)
4,800
Total common stock

outstanding (shares)
48,857
*Dividends per common share

= 1/3 of Net

income (loss) attributable to

Cal-Maine Foods, Inc. available

for dividend ÷ Total

common stock
outstanding (shares).

Index

Note 7 - Equity

The following reflects equity activity for the thirteen weeks ended

August 28, 2021 and August 29, 2020 (in thousands):

Thirteen Weeks Ended August

28, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Loss Earnings Total
Balance at May 29, 2021 $
703
$
48
$
(27,433)
$
64,044
$
(558)
$
975,977
$
1,012,781
Other comprehensive loss, net of tax — — — —
(170)
—
(170)
Stock compensation plan
transactions — —
(18)
1,000
— —
982
Net loss — — — — —
(18,026)
(18,026)
Balance at August 28, 2021 $
703
$
48
$
(27,451)
$
65,044
$
(728)
$
957,951
$
995,567

Thirteen Weeks Ended August

29, 2020
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Income Earnings Total
Balance at May 30, 2020 $
703
$
48
$
(26,674)
$
60,372
$
79
$
975,147
$
1,009,675
Impact of ASC 326, see Note 1 — — — — —
422
422
Balance at May 31, 2020

703

48

(26,674)

60,372

79
975,569

1,010,097
Other comprehensive income, net of
tax — — — —
354
—
354
Stock compensation plan
transactions — —
(2)
895
— —
893
Net loss — — — — —
(19,399)
(19,399)
Balance at August 29, 2020 $
703
$
48
$
(26,676)
$
61,267
$
433
$
956,170
$
991,945

Note 8 - Net Loss per Common Share

Basic net loss per

share is based on

the weighted average

Common Stock and

Class A Common

Stock outstanding. Diluted

net
income per share

is based on

weighted-average common

shares outstanding

during the relevant

period adjusted

for the dilutive
effect of

share-based awards.

Restricted shares

of
131

thousand and
139

thousand were

antidilutive due

to the

net loss

for the
first quarters of fiscal 2022 and 2021, respectively.

These shares were not included in the diluted net loss per share calculation.

The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income per common share (amounts in thousands, except per share data):

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Numerator
Net loss $
(18,026)
$
(19,399)
Denominator
Weighted-average

common shares outstanding, basic
48,858
48,501
Effect of dilutive restricted shares
—
—
Weighted-average

common shares outstanding, diluted
48,858
48,501
Net loss per common share attributable to Cal-Maine Foods, Inc.
Basic $
(0.37)
$
(0.40)
Diluted $
(0.37)
$
(0.40)

Index

Note 9 - Revenue Recognition

Satisfaction of Performance Obligation

Most of the

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

The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
August 28, 2021 August 29, 2020
Conventional shell egg sales $
182,549
$
155,384
Specialty shell egg sales
138,657
129,245
Egg products
9,366
6,705
Other
1,132
1,448
$
331,704
$
292,782

Contract Costs

The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and

is

amortized

over

the

contract

life

as

a

reduction

in

net

sales.

As

of

August

28,

2021

the

balance

for

contract

assets

is
immaterial.

Contract Balances

The Company receives payment from customers based on specified terms that are generally less than 30 days from
delivery. There are rarely

contract assets or liabilities related to performance under the contract.

Index

Note 10 - Leases

Expenses related

to operating

leases, amortization

of finance

leases, right-of-use

assets, and

finance lease

interest are

included
in Cost of sales, Selling general and administrative expense, and Interest income, net in the Condensed Consolidated Statements
of Operations. The Company’s lease cost consists

of the following (in thousands):

13 Weeks Ended

August 28, 2021
Operating Lease cost $
217
Finance Lease cost
Amortization of right-of-use asset $
44
Interest on lease obligations $
7
Short term lease cost $
1,097

Future minimum lease payments under non-cancelable leases are as follows (in thousands):

As of August 28, 2021
Operating Leases Finance Leases
Remainder fiscal 2022 $
586
$
181
2023
539
239
2024
380
217
2025
130
—
2026
26
—
2027
5
—
Total
1,666
637
Less imputed interest
(133)
(37)
Total $
1,533
$
600

The

weighted-average

remaining

lease

term

and

discount

rate

for

lease

liabilities

included

in

our

Condensed

Consolidated
Balance Sheet are as follows:

As of August 28, 2021
Operating Leases Finance Leases
Weighted-average

remaining lease term (years)
2.7
2.3
Weighted-average

discount rate
5.9
%
4.9
%

Note 11 - Stock Based Compensation

Total stock-based

compensation expense was $
1.0

million and $
893

thousand for the thirteen weeks ended August 28, 2021 and
August 29, 2020,

respectively.

Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated 2012 Omnibus Long-Term

Incentive Plan at August 28, 2021 of $
5.6

million will be recorded over a weighted average
period

of
1.9

years.

Refer

to

Part

II

Item

8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary

Data,

Note

16:
Stock Compensation Plans in our 2021 Annual Report for further information on our stock compensation plans.

The Company’s restricted share activity

for the thirteen weeks ended August 28, 2021 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 29, 2021
302,147
$
39.37
Vested
(1,359)
40.34
Forfeited
(730)
37.70
Outstanding, August 28, 2021
300,058
$
39.37

Index

Note 13 - Commitments and Contingencies

Financial Instruments

The Company

maintained standby

letters of

credit ("LOC")

totaling $
4.1

million at

August 28,

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

a
motion to

dismiss the

plaintiffs’

amended

class action

complaint. The

plaintiffs

subsequently filed

a motion

to strike,

and the
motion to

dismiss and

related proceedings

were referred

to a

United States

magistrate judge.

On July

14, 2021,

the magistrate
judge

issued

a

report

and

recommendation

to

the

court

that

the

defendants’

motion

to

dismiss

be

granted

and

the

case

be
dismissed without

prejudice for

lack of

subject matter

jurisdiction. On

September 20,

2021, the

court adopted

the magistrate’s
report

and

recommendation

in

its

entirety

and

granted

defendants’

motion

to

dismiss

plaintiffs’

first

amended

class

action
complaint;

thereafter,

the court

entered a

final judgment

in favor

of the

Company and

certain other

defendants dismissing

the
case without prejudice.

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

attacking
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers. The

Egg Products

Plaintiffs seek

to enjoin

the Company

and other

defendants from

engaging in

antitrust violations
and seek

treble money

damages. The

parties filed

a joint

status report

on May

18, 2020.

On August

4, 2021,

by docket

entry,

Index

the

court

instructed

the

parties

to

jointly

submit

a

second

status

report

to

the

court

that

included

a

proposed

schedule

for
preparing a final pretrial

order. On August

25, 2021, the parties filed a

joint status report, and

on August 26, 2021, the

court, by
docket entry, informed

the parties that the need to discuss issues was no longer

necessary and that a scheduled August 30, 2021,
status hearing was stricken. No trial schedule has yet been entered by the court.

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

Note 14 - Related Party Transaction

On

August

24,

2020,

Mrs.

Jean

Reed

Adams,

the

wife

of

the

Company’s

late

founder

Fred

R.

Adams,

Jr.,

and

the

Fred

R.
Adams,

Jr.

Daughters’

Trust,

dated

July

20,

2018

(the

“Daughters’

Trust”),

of

which

the

daughters

of

Mr.

Adams

are
beneficiaries

(together,

the

“Selling

Stockholders”),

completed

a

registered

secondary

public

offering

of
6,900,000

shares

of
Common Stock held by them, pursuant to a previously

disclosed Agreement Regarding Common Stock (the “Agreement”)

filed
as an exhibit to our 2021 Annual Report. Mrs. Adams and

the Daughters’ Trust advised the Company that

they were conducting
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

May 29,

2021 (the
“2021

Annual

Report”),

and

the accompanying

financial

statements

and

notes included

in Part

II

Item 8

of

the 2021

Annual
Report and in Part
I Item I

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

the 2021
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

United States (“U.S.”).

Our total flock

of approximately 40.8

million layers and

10.3 million pullets

and breeders is
the largest

in the

U.S. We

sell most

of our

shell eggs

to a

diverse group

of customers,

including national

and regional

grocery
store chains,

club stores, companies

servicing independent

supermarkets in

the U.S., food

service distributors,

and egg product
consumers in states across the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S.

Our

operating

results

are

materially

impacted

by

market

prices for

eggs

and

feed

grains

(corn

and

soybean

meal),

which

are
highly

volatile,

independent

of

each

other,

and

out

of

our

control.

Generally,

higher

market

prices

for

eggs

have

a

positive
impact

on

our

financial

results

while

higher

market

prices

for

feed

grains

have

a

negative

impact

on

our

financial

results.
Although we

use a

variety of

pricing mechanisms

in pricing

agreements with

our customers,

we sell

most of

our conventional
shell eggs

based on

formulas that

consider,

in varying

ways, independently

quoted regional

wholesale

market prices

for shell
eggs

or

formulas

related

to

our

costs

of

production

which

include

the

cost

of

corn

and

soybean

meal.

As

an

example

of

the
volatility

in

the

market

prices

of

shell

eggs,

the

Urner-Barry

Southeastern

Regional

Large

Egg

Market

Price

per

dozen

eggs
(“UB southeastern large index”) in fiscal year 2021 ranged

from a low of $0.87 in July 2020 to a high of $1.63 in March 2021.

Generally,

we purchase

primary feed

ingredients,

mainly corn

and soybean

meal, at

current market

prices. Corn

and soybean
meal

are

commodities

and

are

subject

to

volatile

price

changes

due

to

weather,

various

supply

and

demand

factors,
transportation and storage costs, speculators, and agricultural, energy and trade policies in the U.S. and internationally.

An important competitive advantage

for Cal-Maine Foods is

our ability to meet

our customers’ evolving needs

with a favorable
product mix

of conventional,

cage-free, organic

and other

specialty eggs

and egg

products. We

have also

enhanced our

efforts
to

provide

free-range

and

pasture-raised

eggs

that

meet

consumers’

evolving

choice

preferences.

While

a

small

part

of

our

Index

current

business,

the

free-range

and

pasture-raised

eggs

we

produce

and

sell

represent

attractive

offerings

to

a

subset

of
consumers,

and therefore our customers, and help us continue to serve as the trusted provider of quality food choices.

Specialty shell

eggs have

been a

significant and

growing portion

of the

market. In

recent years,

a significant

number of

large
restaurant chains, food

service companies and

grocery chains, including

our largest customers,

announced goals to

transition to
an exclusively

cage-free egg

supply chain

by specified

future dates.

Additionally,

several states,

representing 2

4% of

the U.S.
total population

according to

the 2020

U.S. Census,

have passed

legislation requiring

that all eggs

sold in

those states

must be
cage-free

eggs by

specified

future dates,

and

other states

are

considering

such legislation.

For additional

information, see

the
2021 Annual

Report, Part

I, Item

1, “Business

– Growth

Strategy” and

“– Government

Regulation,” and

the first

risk factor

in
Part I Item 1A, “Risk Factors” under the sub-heading “Legal and Regulatory

Risk Factors.”

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

239
thousand

dozen

eggs

to

date

in

fiscal

2022.

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

We

continue to

proactively monitor

and manage

operations during

the COVID-19 pandemic,

including additional

related costs
that

we

incurred

or

may

incur

in

the

future.

The pandemic

had

a

negative

impact

on our

business

through

disruptions

in

the
supply chain such as increased costs and limited availability of packaging supplies, and increased labor costs and medical costs.

In the

first quarters

of fiscal

2022 and

2021,

we spent

$553 thousand

and $832

thousand (excluding

medical insurance

claims)
related

to

the

pandemic,

respectively.

The

majority

of

these

expenses

in

fiscal

2022

resulted

from

additional

labor

costs and
increased

cost

of

packaging

materials,

primarily

reflected

in

cost

of

sales.

In

fiscal

2021,

most

of

these

expenses

related

to
additional

labor

costs.

Medical

insurance

claims

related

to

COVID-19

paid

during

the

first

quarter

of

fiscal

2022

were

an
additional $267 thousand as compared to $324 thousand paid in the same quarter in fiscal 2021.

EXECUTIVE OVERVIEW

For the first

quarter of fiscal

2022,

we recorded a

gross profit of $6.6

million compared to

$16.8 million for

the same period

of
fiscal 2021,

with the decrease due primarily to the higher costs of feed

ingredients and higher processing costs. Our total

dozens
sold decreased

1.7%

to 259.4

million dozen

shell eggs

for the

first quarter

of fiscal

2022 compared

to 264.0

million dozen

for
the

same

period

of

fiscal

2021.

For

the

first

quarter

of

fiscal

2022,

conventional

dozens

sold

decreased

5.5%

and

specialty
dozens sold

increased 8.9%

as compared

to the

same quarter

in fiscal 2021.

Specialty dozens

sold increased

as more

cage-free
facilities came into production which helped increase our cage-free egg sales.

The

daily

average

price

for

the

UB

southeastern

large

index

for

first

quarter

of

fiscal

2022

increased

41.2%

from

the

same
period

in

the prior

year.

Our net

average

selling

price

per dozen

for

the

first

quarter

of fiscal

2021

was

$1.238

compared

to
$1.078

in

the

prior

year

period.

Hen

numbers

reported

by the

USDA as

of

September

1, 2021,

were 319.5

million,

which

is
approximately

the same

number of

hens in

same period

for the

prior year.

The USDA

also reported

that the

hatch from

April

Index

2021 through August 2021 increased 2.1%

compared to the prior-year period. As of September 1, 2021, eggs in incubators were down 4.9% versus the prior-year period.

Our farm

production costs

per dozen

produced for

the first

quarter of

fiscal 2022

increased 25.4%

or $0.182

compared to

the
first quarter

of fiscal 2021

.

This increase was

primarily due

to increased

prices for

feed ingredients

caused by

increased export
demand,

as

well

as

weather-related

shortfalls

in

production

and

yields,

which

have

placed

additional

pressure

on

domestic
supplies. For the

first quarter,

the average Chicago

Board of Trade

(“CBOT”) daily market

price was $5.96

per bushel for

corn
and $364

per ton

for soybean

meal, representing

an increase of

81.8%

and 26.1%,

respectively,

compared to

the average

daily
CBOT prices for

the first quarter

of fiscal 2021.

Other farm production

costs for the

first quarter of

fiscal 2022 increased

7.6%
compared to the same period in the prior fiscal year due to higher flock amortization and facility expenses.

RESULTS OF

OPERATIONS

The

following

table

sets

forth,

for

the

periods

indicated,

certain

items

from

our

Condensed

Consolidated

Statements

of
Operations expressed as a percentage of net sales.

13 Weeks Ended
August 28, 2021 August 29, 2020
Net sales 100.0% 100.0%
Cost of sales 98.0% 94.3%
Gross profit 2.0% 5.7%
Selling, general and administrative 14.0% 15.0%
(Gain) loss on disposal of fixed assets (0.1) % — %
Operating loss (11.9) % (9.3) %
Total other income, net 1.7% 0.6%
Loss before income taxes (10.2) % (8.7) %
Income tax benefit (4.8) % (2.1) %
Net loss (5.4) % (6.6) %

Index

NET SALES

Total

net sales for the

first quarter of fiscal

2022 were $331.7

million, compared to

$292.8 million for

the same period of

fiscal
2021.

Net shell

egg

sales represented

97.2% and

97.7% of

total net

sales for

the first

quarter of

fiscal 2022

and 2021,

respectively.
Shell

egg

sales

classified

as

“Other”

represent

sales

of

hard

cooked

eggs,

hatching

eggs,

and

other

miscellaneous

products
included with

our shell

egg operations.

The table

below presents

an analysis

of our

conventional and

specialty shell

egg sales
(in thousands, except percentage data):

13 Weeks Ended
August 28, 2021 August 29, 2020
Total net sales $ 331,704 $ 292,782
Conventional $ 182,549 56.6% $ 155,384 54.3%
Specialty 138,657 43.0% 129,245 45.2%
Egg sales, net 321,206 99.6% 284,629 99.5%
Other 1,132 0.4% 1,448 0.5%
Net shell egg sales $ 322,338 100.0% $ 286,077 100.0%
Net shell egg sales as a percent of total net sales 97.2% 97.7%
Dozens sold:
Conventional 184,487 71.1% 195,238 74.0%
Specialty 74,898 28.9% 68,756 26.0%
Total dozens sold 259,385 100.0% 263,994 100.0%
Net average selling price per dozen:
Conventional $ 0.989 $ 0.796
Specialty $ 1.851 $ 1.880
All shell eggs $ 1.238 $ 1.078
Egg products sales:

Egg products net sales 9,366 6,705
Pounds sold 15,269 15,030
Net average selling price per pound 0.613 0.446

Shell egg net sales
-

In

the

first

quarter

of

fiscal

2022,

conventional

egg

sales

increased

$27.2

million

or

17.5%,

compared

to

the

first
quarter of

fiscal 2021,

primarily due

to the

increase in

price, partially

offset by

a decrease

in volume

of conventional
eggs

sold.

Changes

in

price

resulted

in

a

$35.6

million

increase

and

change

in

volume

resulted

in

a

$10.6

million
decrease in net sales, respectively.
-

Higher quarter-over-quarter conventional

egg prices were primarily due

to depressed prices in the first

quarter of fiscal
2021,

which

resulted

from

conventional

eggs

entering

the

retail

channel

from

the

foodservice

channel

due

to

the
pandemic.
-

The decrease

in volume

of conventional

eggs sold

was primarily

due to

the first

quarter of

fiscal 2021

elevated retail
demand due

to consumers’

preferences to

purchase eggs

for in-home

meal preparation

due to

the pandemic.

We

saw
this consumer preference

begin to shift in

the fourth quarter of

fiscal 2021 as consumers

began

to resume out-of-home
dining and prepare

fewer meals at home.
-

Specialty

egg

sales increased

$9.4

million,

or 7.3

%,

primarily

due

to

increased

volume of

8.9%

which

resulted

in

a
$11.4 million

increase in net sales.

More cage-free facilities

came into production

which helped increase our

cage-free
egg sales.
-

We believe that

higher demand for specialty eggs has been driven by the pandemic

,

as consumers prepared more meals
for in-home

consumption rather

than dining

out.

We

believe higher

at-home meal

preparation has

driven a

consumer
preference to purchase higher-priced specialty eggs.

Index

Egg products net sales
-

Egg products

net sales

increased $2.7

million or

39.7%, primarily

due to

a 37.4%

selling price

increase compared

to
the first quarter of fiscal 2021, which had a $1.6 million positive impact on net sales.
-

Selling prices for

egg products in

the first quarter

of fiscal 2021

were negatively impacted

by a decline

in foodservice
demand

due to

the pandemic.

Our egg

products net

average selling

price

increased in

the first

quarter of

fiscal 2022
compared to

the same

period in

fiscal 2021

as foodservice

channel demand

has begun

to shift

more to

pre-pandemic
levels.

COST OF SALES

Costs of

sales for

the first

quarter of

fiscal 2022

were $325.1

million compared

to $276.0

million for

the same

period of

fiscal
2021.

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

13 Weeks Ended
August 28, 2021 August 29, 2020 % Change
Cost of Sales:
Farm production $ 207,495 $ 161,863 28.2%
Processing, packaging, and warehouse 65,059 59,869 8.7
Egg purchases and other (including change in inventory) 44,691 48,933 (8.7)
Total shell eggs 317,245 270,665 17.2
Egg products 7,814 5,352 46.0
Total $ 325,059 $ 276,017 17.8%
Farm production costs (per dozen produced)
Feed $ 0.545 $ 0.388 40.5%
Other $ 0.353 $ 0.328 7.6%
Total $ 0.898 $ 0.716 25.4%
Outside egg purchases (average cost per dozen) $ 1.35 $ 1.04 29.8%
Dozens produced 236,458 231,161 2.3%
Dozens sold 259,385 263,994 (1.7) %

Farm Production
-

Feed costs per dozen produced

increased 40.5% in the first quarter of

fiscal 2022 compared to the first

quarter of fiscal
2021,

primarily

due

to

higher

feed

ingredient

prices

resulting

from

increased

export

demand,

as

well

as

weather-
related shortfalls in production and yields, which have placed additional pressure on domestic supplies.
-

Other

farm

production

costs increased

due

to higher

flock amortization

,

primarily

from an

increase

in

our

cage-free
production,

which

has

higher

capitalized

costs.

Also,

higher

feed

costs,

which

began

to

rise

in

our

third

quarter

of
fiscal 2021, are capitalized in our flocks during pullet production and increased our amortization expense.
-

We had higher

facility expense as more cage-free facilities came into production.

Processing, packaging, and warehouse
-

Cost

of

packaging

materials

increased

8.9%

compared

to

the

first

quarter

of

fiscal

2021

as

demand

for

packaging
products

increased

due

to

pandemic

supply

chain

constraints

and

manufacturers

increased

prices

and

implemented
pandemic surcharges.
-

Labor costs increased 11.1% due to wage

increases in response to labor shortages, primarily due to the pandemic.

Egg purchases and other (including change in inventory)
-

Costs

in

this

category

decreased

primarily

due

to

the

decrease

in

the

volume

of

outside

egg

purchases,

as

our
percentage of produced to sold increased to 91.2%, partially offset by an increase in the cost of these purchases.

Index

Looking

forward

throughout

the

rest

of

fiscal

2022,

corn

and

soybean

supplies

remained

tight

relative

to

demand,

primarily
related

to

higher

export

demand,

as

well

as

weather-related

shortfalls

in

production

and

yields.

We

expect

market

prices

to
remain elevated

and volatile

relative to

historical prices

at least

for the

short term

given the

ongoing disruptions

related to

the
COVID-19 global pandemic, weather fluctuations and geopolitical issues.

GROSS PROFIT

Gross profit

for the

first quarter

of fiscal

2022 was

$6.6 million

compared to

$16.8 million

for the

same period

of fiscal

2021.
The decrease of $10.1 million was primarily due to the increased cost of feed ingredients and processing costs.

SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES

Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting,

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):

13 Weeks Ended
August 28, 2021 August 29, 2020 $ Change % Change
Specialty egg expense $ 13,715 $ 12,697 $ 1,018 8.0%
Delivery expense 13,936 12,494 1,442 11.5%
Payroll, taxes and benefits 9,939 11,301 (1,362) (12.1) %
Stock compensation expense 1,001 893 108 12.1%
Other expenses 7,934 6,580 1,354 20.6%
Total $ 46,525 $ 43,965 $ 2,560 5.8%

Specialty egg expense
-

Advertising and

franchise fees increased

in the first

quarter of

fiscal 2022 compared

to the first

quarter of fiscal

2021,
due to the 8.9% increased volume of specialty eggs sales.

Delivery expense
-

The increased

delivery expense is primarily due to the increase in fuel costs.

Payroll, taxes and benefits
-

The

decrease

in payroll,

taxes and

benefits

is primarily

due

to

a decrease

in bonus

accruals as

well

as a

decrease

in
expense associated with the deferred compensation plan.

Other expenses
-

The increase in

other expenses is primarily

due to increased premiums

for property and casualty

insurance due to

hard
market conditions driven by industry high loss ratios and low investment income returns to offset losses.

OPERATING

INCOME (LOSS)

For

the

first

quarter

of

fiscal

2022,

we

recorded

an

operating

loss

of

$39.7

million

compared

to

an

operating

loss

of

$27.2
million for the same period of fiscal 2021.

OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity in income or loss of unconsolidated entities, and patronage income, among other items.

For the first quarter of

fiscal 2022,

we earned $290 thousand of

interest income compared to $996

thousand for the same period
of fiscal 2021

.

The decrease resulted

from significantly

lower investment

balances.

The Company

recorded interest

expense of
$58 thousand and $71 thousand for the first quarters

ended August 28, 2021 and August 29, 2020,

respectively.

For

the

first

quarter

of

fiscal

2022,

equity

income

of

unconsolidated

entities

was

$135

thousand

compared

to

a

loss

of

$44
thousand in the prior year period.

Index

Other,

net for

the first

quarter ended

August 28,

2021, was

income of

$5.2 million

compared to

income of

$512 thousand

for
the same period

of fiscal 2021. The

increase is due

to the acquisition of

Red River Valley

Egg Farm, LLC

(“Red River”) as we
recognized a $4.5 million gain due to the remeasurement of our equity investmen

t.

INCOME TAXES

For the first quarter

of fiscal 2022, pre-tax loss

was $33.9 million compared

to $25.5 million for the same

period of fiscal 2021.
We recorded

an income tax benefit of $15.8 million for the first quarter of fiscal 2022,

which includes the discrete tax benefit of
$8.3

million

as

discussed

in

Note

2

–

Acquisitions

of

the

Notes

to

Condensed

Consolidated

Financial

Statements

in

this
Quarterly Report. Excluding the discrete tax benefit, income tax benefit was $7.6 million for the first quarter of fiscal 2022 with
an adjusted

effective

tax rate

of 22.4%.

Income

tax benefit

was $6.1

million

for the

comparable period

of fiscal

2021,

which
reflects an effective tax rate of 24.0%.

At August 28, 2021 and May 29, 2021, trade and other receivables, net included income taxes receivables of $42.5 million.

Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to
noncontrolling

interest.

Results

for

the

current

quarter

were

favorably

impacted

by

a

$8.3

million

discrete

tax

benefit

as
discussed in Note 2 – Acquisitions of the Notes to Condensed Consolidated Finan

cial Statements in this Quarterly Report.

NET LOSS

Net loss

for the

first quarter

ended August

28, 2021,

was $18.0

million, or

$0.37 per

basic and

diluted share,

compared to

net
loss of $19.4 million or $0.40 per basic and diluted share for the same period of fiscal

2021.

CAPITAL RESOURCES

AND LIQUIDITY

Our working

capital at

August 28,

2021,

was $362.9

million, compared

to $429.8

million at

May 29,

2021. The

calculation of
working

capital

is

defined

as curr

ent

assets

less

current

liabilities.

Our

current

ratio

was

4.72

at

August

28,

2021,

compared
with 5.77 at May 29, 2021.

We had

no long-term debt outstanding at

August 28, 2021 or May 29, 2021.

On July 10, 2018, we entered into

a $100.0 million
Senior Secured Revolving Credit

Facility (the “Revolving Credit

Facility”). As of August

28, 2021, no amounts were

borrowed
under the

Revolving Credit

Facility.

We

have $4.1

million in outstanding

standby letters of

credit, issued under

our Revolving
Credit

Facility

for

the

benefit

of

certain

insurance

companies.

Refer

to

Part

II

Item

8,

Notes

to

Consolidated

Financial
Statements

and

Supplementary

Data,

Note

10:

Credit

Facility

included

in

our

2021

Annual

Report

for

further

information
regarding our long-term debt.

For the

thirteen

weeks ended

August

28, 2021

,

$24.1 million

in net

cash was

used in

operating activities,

compared

to $14.8
million used in operating

activities for the comparable

period in fiscal 2021

.

This is primarily due

to the increased costs

of feed
ingredients compared to the prior year period.

We

continue to invest

in our facilities with

$11.2 million

used to purchase property,

plant and equipment for

the thirteen weeks
ended

August

28,

2021,

compared

to

$25.3

million

in

the

same

period

of

fiscal

2021.

We

also

acquired

the

remaining

50%
membership

interest in

Red River

during our

first quarter

of fiscal

2022 for

$48.5 million.

Sales and

maturities of

investment
securities, net of

purchases, were $38.0

million for the thirteen

weeks ended August

28, 2021,

compared to $4.0 million

for the
comparable period

in fiscal 2021.

We

received $400 thousand

in distributions from

an unconsolidated entity

in the first

quarter
of fiscal 2022

compared to $650

thousand for the

same period fiscal

of 2021.

We

used $53 thousand

for principal payments

on
finance leases in the first quarter of fiscal 2022 compared to $50 thousand for the same period of fiscal 2021.

As of

August 28,

2021,

cash decreased

$40.7 million

since May

29, 2021,

compared to

a decrease

of $35.3

million during

the
same period of fiscal 2021.

Index

We

continue

to monitor

the increasin

g

demand for

cage-free eggs

and to

engage with

our customers

in an

effort

to achieve

a
smooth transition to

meet their announced

commitment timeline for

cage-free egg sales.

We

have invested approximately

$482
million in facilities, equipment

and related operations to

expand our cage-free production

starting with our first facility

in 2008.
The following table presents material construction projects approved as of August 28, 2021 (in thousands):

Project(s) Type
Projected

Completion Projected Cost
Spent as of

August 28, 2021
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2022 138,724 99,380 39,344
$ 138,724 $ 99,380 $ 39,344

We believe our

current cash balances, investments, cash flows from operations, and Revolving Credit Facility will be sufficient
to fund our current capital needs. As we monitor the demand for cage-free eggs and our growth strategy described in Part I Item
I “Business – Growth Strategy” in our 2021 Annual Report,

there may be a need for long-term debt financing. We

believe with
our strong balance sheet that we will have adequate access to capital markets if that need arises.

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
2021 Annual Report.

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of August 28, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There

was no

change

in our

internal control

over financial

reporting

that occurred

during the

quarter

ended

August

28, 2021
that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the thirteen weeks ended August 28, 2021 from the
information provided in Item 7A. Quantitative and Qualitative Disclosure

s

About Market Risk in our 2021 Annual Report.

PART

II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2021

Annual
Report,

Part I

Item 3:

Legal Proceedings,

and

Part II

Item 8,

Notes to

Consolidated

Financial

Statements and

Supplementary
Data, Note 18: Commitments

and Contingencies, and

(ii) in this Quarterly

Report in
Note 13
: Commitments and Contingencies

of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.

ITEM 1A.

RISK
  FACTORS

There have been no material changes in the risk factors previously disclosed in the

Company’s 2021 Annual

Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our first quarter 2022 share repurchases:

Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
05/30/21 to 06/26/21 — $ — — —
06/27/21 to 07/24/21 404 36.34 — —
07/25/21 to 08/28/21 — — — —
404 $ 36.34 — —

(1)
    As permitted under our Amended and Restated 2012 Omnibus Long - term Incentive Plan, these sha res were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.

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

CAL-MAINE FOODS, INC.
(Registrant)

Date:

September 28, 2021
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

September 28, 2021 /s/ Michael D. Castleberry
Michael D. Castleberry
Vice President, Controller
(Principal Accounting Officer)
໿