Form 10-Q
period 2021-11-27
CAL-MAINE FOODS INC
filed 2021-12-28
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
November 27, 2021

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
Yes
☐

No
☑
There were
44,056,599

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of December 28, 2021.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -

November 27, 2021 and May 29, 2021

3

Condensed Consolidated Statements of Operations -
Thirteen and Twenty -six Weeks Ended November 27, 2021 and November 28, 2020

4

Condensed Consolidated Statements of Comprehensive Income (Loss) -
Thirteen and Twenty -six Weeks Ended November 27, 2021 and November 28, 2020

5

Condensed Consolidated Statements of Cash Flows -

Twenty-six Weeks Ended November 27, 2021 and November 28, 2020

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

20

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
31
Item 4.

Controls and Procedures

31

Part II.

Other Information

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 6.

Exhibits

32

Signatures

32

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

November 27, 2021 May 29, 2021
Assets
Current assets:
Cash and cash equivalents $
15,484
$
57,352
Investment securities available-for-sale
69,672
112,158
Trade and other receivables, net
152,958
126,639
Inventories
236,201
218,375
Prepaid expenses and other current assets
6,814
5,407
Total current

assets
481,129
519,931
Property, plant &

equipment, net
667,250
589,417
Finance lease right-of-use asset, net
448
525
Operating lease right-of-use asset, net
1,347
1,724
Investments in unconsolidated entities
10,985
54,941
Goodwill
44,006
35,525
Intangible assets, net
19,241
20,341
Other long-term assets
7,588
6,770
Total Assets $
1,231,994
$
1,229,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
115,619
$
89,191
Current portion of finance lease obligation
219
215
Current portion of operating lease obligation
550
691
Total current

liabilities
116,388
90,097
Long-term finance lease obligation
327
438
Long-term operating lease obligation
797
1,034
Other noncurrent liabilities
10,306
10,416
Deferred income taxes
106,753
114,408
Total liabilities
234,571
216,393
Commitments and contingencies - see Note 13
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
66,019
64,044
Retained earnings
959,124
975,977
Accumulated other comprehensive loss, net of tax
(996)
(558)
Common stock in treasury at cost –
26,204

shares at November 27, 2021 and
26,202
shares at May 29, 2021
(27,450)
(27,433)
Total Cal-Maine Foods,

Inc. stockholders’ equity
997,448
1,012,781
Noncontrolling interest in consolidated entity
(25)
—
Total stockholders’

equity
997,423
1,012,781
Total Liabilities and Stockholders’

Equity
$
1,231,994
$
1,229,174
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27,
2021
November 28,
2020
November 27,
2021
November 28,
2020
Net sales $
390,903
$
347,328
$
722,607
$
640,110
Cost of sales
347,156
288,877
672,215
564,894
Gross profit
43,747
58,451
50,392
75,216
Selling, general and administrative
47,780
43,873
94,305
87,838
(Gain) loss on disposal of fixed assets
(1,968)
99
(2,181)
122
Operating income (loss)
(2,065)
14,479
(41,732)
(12,744)
Other income (expense):
Interest income, net
129
664
361
1,589
Royalty income
278
280
551
585
Equity income of unconsolidated entities
264
58
399
14
Other, net
1,862
436
7,025
948
Total other income, net
2,533
1,438
8,336
3,136
Income (loss) before income taxes
468
15,917
(33,396)
(9,608)
Income tax (benefit) expense
(677)
3,762
(16,515)
(2,364)
Net income (loss)
1,145
12,155
(16,881)
(7,244)
Less: Loss attributable to noncontrolling interest
(28)
—
(28)
—
Net income (loss) attributable to Cal-Maine Foods,
Inc. $
1,173
$
12,155
$
(16,853)
$
(7,244)
Net income (loss) per common share:
Basic $
0.02
$
0.25
$
(0.34)
$
(0.15)
Diluted $
0.02
$
0.25
$
(0.34)
$
(0.15)
Weighted average

shares outstanding:
Basic
48,857
48,501
48,859
48,501
Diluted
49,016
48,645
48,859
48,501
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27,
2021
November 28,
2020
November 27,
2021
November 28,
2020
Net income (loss) $
1,145

$
12,155

$
(16,881)

$
(7,244)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale
securities, net of reclassification adjustments
(355)
(373)
(579)
95
Income tax benefit (expense) related to items of other
comprehensive income
87
91
141
(23)
Other comprehensive income (loss), net of tax
(268)
(282)
(438)
72
Comprehensive income (loss)
877
11,873
(17,319)
(7,172)
Less: Comprehensive loss attributable to the
noncontrolling interest
(28)
—
(28)
—
Comprehensive income (loss) attributable to Cal-Maine
Foods, Inc. $
905
$
11,873
$
(17,291)
$
(7,172)
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Twenty-six Weeks

Ended
November 27, 2021 November 28, 2020
Cash flows from operating activities:
Net loss $
(16,881)
$
(7,244)
Depreciation and amortization
33,969
29,305
Deferred income taxes
(15,995)
(2,364)
Other adjustments, net
(16,585)
(30,348)
Net cash used in operations
(15,492)
(10,651)
Cash flows from investing activities:
Purchases of investment securities
(26,387)
(29,637)
Sales and maturities of investment securities
67,864
59,077
Distributions from unconsolidated entities
400
2,650
Acquisition of business, net of cash acquired
(44,823)
—
Purchases of property,

plant and equipment
(28,647)
(52,373)
Net proceeds from disposal of property,

plant and equipment
5,338
253
Net cash used in investing activities
(26,255)
(20,030)
Cash flows from financing activities:
Purchase of common stock by treasury
(18)
(45)
Principal payments on finance lease
(106)
(101)
Contributions
3
5
Net cash used in financing activities
(121)
(141)
Net change in cash and cash equivalents
(41,868)
(30,822)
Cash and cash equivalents at beginning of period
57,352
78,130
Cash and cash equivalents at end of period $
15,484
$
47,308
Supplemental Information:
Cash paid for operating leases $
425
$
237
Interest paid $
125
$
129
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

year.
Fiscal Year
The Company's

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date

periods
ended on November 27, 2021 and November 28, 2020 included

13 weeks and 26 weeks, respectively.
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

the allowance

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

losses. At November

27, 2021 and

May
29,

2021,

reserves

for

credit

losses

were

$
1.1

million

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

Our internal valuation methodology for non-financial assets considers the remaining estimated life of the assets acquired and what management believes is the market value for those assets.
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
Note 2 – Acquisition
Effective

on

May

30,

2021,

the

Company

acquired

the

remaining
50
%

membership

interest

in

Red

River

Valley

Egg

Farm,
LLC (“Red River”),

including certain liabilities.

As a result of

the acquisition, Red River

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
Accounts receivable, net
1,980
Inventory
8,789
Property, plant and equipment
85,002
Liabilities assumed
(2,448)
Deferred income taxes
(8,481)
Total identifiable

net assets
88,519
Goodwill
8,481
$
97,000
Cash and

accounts receivable

acquired

along with

liabilities assumed

were valued

at their

carrying value

which approximates
fair value due to the short maturity of these instruments.
Inventory consisted primarily

of flock,

feed ingredients,

packaging, and egg

inventory.

Flock inventory was

valued at carrying
value as management believes

that their carrying value

best approximates their fair

value.

Feed ingredients, packaging

and egg
inventory were all valued based on market prices as of May 30, 2021.

Index

Property,

plant and

equipment were

valued utilizing

the cost

approach which

is based

on replacement

or reproduction

costs of
the assets and subtracting any depreciation resulting from physical deterioration and/or functional or economic obsolescence.
The Company

recognized

a gain

of $
4.5

million

as a

result of

remeasuring

to fair

value its
50
% equity

interest in

Red

River
held before the business combination. The gain

was recorded in other income and expense under the

heading “Other, net” in the
Company’s

Condensed Consolidated

Statements of

Operations. The

acquisition of

Red River

resulted in

a discrete

tax benefit
of $
8.3

million, which includes a $
7.3

million decrease in deferred income

tax expense related to the outside-basis

of our equity
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
Note 3 - Investment Securities
The following represents the Company’s

investment securities as of November 27, 2021 and May 29, 2021

(in thousands):
November 27, 2021
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
917
$
4
$
—
$
921
Commercial paper
5,983
—
2
5,981
Corporate bonds
54,457
110
—
54,567
Asset backed securities
8,239
—
36
8,203
Total current

investment securities
$
69,596
$
114
$
38
$
69,672
Mutual funds $
2,105
$
1,951
$
—
$
4,056
Total noncurrent

investment securities
$
2,105
$
1,951
$
—
$
4,056
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
67.9

million and

$
59.1

million during

the
twenty-six

weeks

ended November

27,

2021

and

November

28,

2020,

respectively.

Gross

realized

gains

for

the

twenty-six
weeks ended

November 27,

2021 and

November 28,

2020 were

$
165

thousand and

$
57

thousand, respectively.

Gross realized
losses

for

the

twenty-six

weeks

ended

November

27,

2021

were

$
67

thousand.

There

were
no

gross

realized

losses

for

the
twenty-six weeks

ended November

28, 2020.

There were
no

allowances for

credit losses

at November

27, 2021

and May

29,
2021.

Index

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or

prepay obligations

with or
without penalties. Contractual maturities of current investments at November

27, 2021 are as follows (in thousands):
Estimated Fair Value
Within one year $
41,326
1-5 years
28,346
Total $
69,672
Noncurrent

Proceeds

from

sales

and

maturities

of

noncurrent

investment

securities

were

$
453

thousand

during

the

twenty-six

weeks
ended November

27,

2021.

Gross

realized

gains

for

the

twenty-six

weeks

ended November

27,

2021

were

$
165
thousand. There were
no

realized losses for the twenty-six

weeks ended November 27, 2021.

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
Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of November 27, 2021 and May

29, 2021 (in thousands):
November 27, 2021 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
921
$
—
$
921
Commercial paper
—
5,981
—
5,981
Corporate bonds
—
54,567
—
54,567
Asset backed securities
—
8,203
—
8,203
Mutual funds
4,056
—
—
4,056
Total assets measured at fair

value
$
4,056
$
69,672
$
—
$
73,728

Index

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
Note 5 - Inventories
Inventories consisted of the following as of November 27, 2021 and May 29, 2021 (in thousands):

November 27, 2021 May 29, 2021
Flocks, net of amortization $
139,645
$
123,860
Eggs and egg products
23,043
21,084
Feed and supplies
73,513
73,431
$
236,201
$
218,375
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders

(male

and

female

chickens

used

to

produce

fertile

eggs

to

hatch

for

egg

production

flocks).

Our

total

flock

at
November 27, 2021 consisted of approximately
9.3

million pullets and breeders and
42.9

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

the most

recent quarter

for which

a dividend

was paid.

At the

end of

the second

quarter of

fiscal 2022,

the amount

of
cumulative losses to be recovered before payment of a dividend was $
21.1

million.

Index

On

our

condensed

consolidated

statement

of

operations,

we

determine

dividends

per

common

share

in

accordance

with

the
computation in the following table (in thousands, except per share data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27, November 28, November 27, November 28,
Net income (loss) $
1,173
$
12,155
$
(16,853)
$
(7,244)
Cumulative losses to be recovered prior to
payment of divided at beginning of period
(22,270)
(20,769)
(4,244)
(1,370)
Net income available for dividend $
—
$
—
$
—
$
—
1/3 of net income attributable to Cal-Maine
Foods, Inc. available for dividend
—
Common stock outstanding (shares)
44,057
Class A common stock outstanding (shares)
4,800
Total common stock

outstanding (shares)
48,857
*Dividends per common share

= 1/3 of Net

income (loss) attributable to

Cal-Maine Foods, Inc. available

for dividend ÷ Total

common stock
outstanding (shares).
Note 7 – Credit Facility
On

November

15,

2021,

we

entered

into an

Amended

and

Restated

Credit

Agreement

(the

“Credit

Agreement”)

with a
five -
year

term.

The

Credit

Agreement

amended

and

restated

the

Company’s

previously

existing

credit

agreement

dated

July

10,
2018.

The

Credit

Agreement

provides

for

an

increased

senior

secured

revolving

credit

facility

(the

“Credit

Facility”

or
“Revolver”),

in

an

initial

aggregate

principal

amount

of

up

to

$
250

million,

which

includes

a

$
15

million

sublimit

for

the
issuance

of

standby

letters

of

credit

and

a

$
15

million

sublimit

for

swingline

loans.

The

Credit

Facility

also

includes

an
accordion

feature

permitting,

with

the

consent

of

BMO

Harris

Bank

N.A.

(the

“Administrative

Agent”),

an

increase

in

the
Credit Facility

in the

aggregate up

to $
200

million by

adding one

or more

incremental senior

secured term

loans or

increasing
one or more times the revolving commitments under the Revolver.

As of November 27, 2021,
no

amounts were borrowed under
the Credit Facility and $
4.1

million in standby letters of credit were issued under the Credit Facility.
The

interest

rate

in

connection

with

loans

made

under

the

Credit

Facility

is

based

on,

at

the

Company’s

election,

either

the
Eurodollar

Rate

plus

the

Applicable

Margin

or

the

Base

Rate

plus

the

Applicable

Margin.

The

“Eurodollar

Rate”

means

the
reserve adjusted

rate at

which Eurodollar

deposits in

the London

interbank market

for an

interest period

of
one , two , three , six
or twelve

months (as

selected by

the Company)

are quoted.

The “Base

Rate” means

a fluctuating

rate per

annum equal

to the
highest

of

(a)

the

federal

funds

rate

plus
0.50
%

per

annum,

(b)

the

prime

rate

of

interest

established

by

the

Administrative
Agent, and (c) the Eurodollar Rate for

an interest period of
one

month plus
1
% per annum, subject to certain interest

rate floors.
The

“Applicable

Margin”

means
0.00
%

to
0.75
%

per

annum

for

Base

Rate

Loans

and
1.00
%

to
1.75
%

per

annum

for
Eurodollar

Rate

Loans,

in

each

case

depending

upon

the

Total

Funded

Debt

to

Capitalization

Ratio

for

the

Company

at

the
quarterly pricing

date. The

Company will pay

a commitment fee

on the unused

portion of the

Credit Facility

payable quarterly
from
0.15
%

to
0.25
%

in

each

case

depending

upon

the

Total

Funded

Debt

to

Capitalization

Ratio

for

the

Company

at

the
quarterly pricing date. The Credit Agreement contains customary provisions regarding replacement of the Eurodollar Rate.
The

Credit

Facility

is

guaranteed

by

all the

current

and

future wholly

-owned

direct

and

indirect

domestic

subsidiaries

of

the
Company (the

“Guarantors”), and

is secured

by a

first-priority perfected

security interest

in substantially

all of

the Company’s
and

the

Guarantors’

accounts,

payment

intangibles,

instruments

(including

promissory

notes),

chattel

paper,

inventory
(including farm products) and deposit accounts maintained with the Administrative

Agent.
The

Credit

Agreement

for the

Credit

Facility

contains

customary

covenants,

including

restrictions

on

the incurrence

of

liens,
incurrence of

additional debt,

sales of

assets and

other fundamental

corporate changes

and investments.

The Credit

Agreement
requires maintenance

of two

financial covenants:

(i) a

maximum Total

Funded Debt

to Capitalization

Ratio tested

quarterly of
no greater than
50
%; and (ii) a requirement

to maintain Minimum Tangible

Net Worth

at all times of $
700

Million plus
50
% of
net

income

(if

net

income

is

positive)

less

permitted

restricted

payments

for

each

fiscal

quarter

after

November

27,

2021.
Additionally,

the Credit Agreement

requires that Fred

R. Adams Jr.’s

spouse, natural children,

sons-in-law or grandchildren,

or
any trust,

guardianship, conservatorship

or custodianship

for the primary

benefit of any

of the foregoing,

or any family

limited
partnership, similar limited liability

company or other entity

that
100
% of the voting control

of such entity is held

by any of the
foregoing, shall maintain

at least
50
% of the Company's

voting stock. Failure

to satisfy any of

these covenants will constitute

a

Index

default under the terms of

the Credit Agreement. Further,

under the terms of the Credit

Agreement, payment of dividends under
the

Company's

current

dividend

policy

of
one-third

of

the

Company's

net

income

computed

in

accordance

with

GAAP

and
payment of other

dividends or repurchases

by the Company

of its capital stock

is allowed, as long

as after giving

effect to such
dividend

payments or

repurchases no

default has

occurred and

is continuing

and

the sum

of cash

and cash

equivalents of

the
Company and its subsidiaries plus availability under the Credit Facility equals at least $
50

million.
The Credit

Agreement also

includes customary

events of

default and

customary remedies

upon the

occurrence of

an event

of
default, including acceleration

of the amounts due

under the Credit Facility

and foreclosure of

the collateral securing

the Credit
Facility.
At November 27, 2021, we were in compliance with the covenant requirements of the Credit Facility.
Note 8 - Equity
The following reflects

equity activity for

the thirteen and

twenty-six weeks ended

November 27, 2021

and November 28,

2020
(in thousands):
Thirteen Weeks

Ended November 27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at August 28,
2021 $
703
$
48
$
(27,451)
$
65,044
$
(728)
$
957,951
$
—
$
995,567
Other comprehensive
loss, net of tax — — — —
(268)
— —
(268)
Stock compensation
plan transactions — —
1
975
— — —
976
Contributions — — — — — —
3
3
Net income (loss) — — — — —
1,173
(28)
1,145
Balance at November
27, 2021 $
703
$
48
$
(27,450)
$
66,019
$
(996)
$
959,124
$
(25)
$
997,423
Thirteen Weeks

Ended November 28, 2020
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Income Earnings Total
Balance at August 29, 2020 $
703
$
48
$
(26,676)
$
61,267
$
433
$
956,170
$
991,945
Other comprehensive loss, net of tax — — — —
(282)
—
(282)
Stock compensation plan
transactions — —
(47)
934
— —
887
Contributions — — —
5
— —
5
Net income — — — — —
12,155
12,155
Balance at November 28, 2020 $
703
$
48
$
(26,723)
$
62,206
$
151
$
968,325
$
1,004,710

Index

Twenty-six Weeks

Ended November 27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital
Comp.
Earnings
Interest
Total
Balance at May 29,
2021 $
703
$
48
$
(27,433)
$
64,044
$
(558)
$
975,977
$
—
$
1,012,781
Other comprehensive
loss, net of tax — — — —
(438)
— —
(438)
Stock compensation
plan transactions — —
(17)
1,975
— — —
1,958
Contributions — — — — — —
3
3
Net loss — — — — —
(16,853)
(28)
(16,881)
Balance at November
27, 2021 $
703
$
48
$
(27,450)
$
66,019
$
(996)
$
959,124
$
(25)
$
997,423
Twenty-six Weeks

Ended November 28, 2020
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Amount Amount Amount Capital Comp. Income Earnings Total
Balance at May 30, 2020 $
703
$
48
$
(26,674)
$
60,372
$
79
$
975,147
$
1,009,675
Impact of ASC 326 — — — — —
422
422
Balance at May 31 2020
703
48
(26,674)
60,372
79
975,569
1,010,097
Other comprehensive income, net of
tax — — — —
72
—
72
Stock compensation plan
transactions — —
(49)
1,829
— —
1,780
Contributions — — —
5
— —
5
Net loss — — — — —
(7,244)
(7,244)
Balance at November 28, 2020 $
703
$
48
$
(26,723)
$
62,206
$
151
$
968,325
$
1,004,710
Note 9 - Net Income (Loss) per Common Share

Basic net

income (loss)

per share

is based

on the

weighted average

Common Stock

and Class

A Common

Stock outstanding.
Diluted net income

per share

is based on

weighted-average common

shares outstanding

during the

relevant period

adjusted for
the dilutive

effect of

share-based awards.

Restricted shares

of
145

thousand and
139

thousand were

antidilutive due

to the

net
losses for the first twenty-six weeks of fiscal 2022

and 2021, respectively. These

shares were not included in the diluted net loss
per share calculation.

Index

The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income per common share (amounts in thousands, except per share data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27,
2021
November 28,
2020
November 27,
2021
November 28,
2020
Numerator
Net income (loss)

$
1,145
$
12,155
$
(16,881)
$
(7,244)
Less: Loss attributable to noncontrolling
interest
(28)
—
(28)
—
Net income (loss) attributable to Cal-
Maine Foods, Inc. $
1,173
$
12,155
$
(16,853)
$
(7,244)
Denominator
Weighted-average

common shares
outstanding, basic
48,857
48,501
48,859
48,501
Effect of dilutive restricted shares
159
144
— —
Weighted-average

common shares
outstanding, diluted
49,016
48,645
48,859
48,501
Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.
Basic $
0.02
$
0.25
$
(0.34)
$
(0.15)
Diluted $
0.02
$
0.25
$
(0.34)
$
(0.15)
Note 10 - Revenue Recognition
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

Index

Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27, 2021 November 28, 2020 November 27, 2021 November 28, 2020
Conventional shell egg sales $
223,258
$
201,725
$
405,807
$
357,109
Specialty shell egg sales
155,853
134,082
294,510
263,327
Egg products
11,401
9,932
20,767
16,637
Other
391
1,589
1,523
3,037
$
390,903
$
347,328
$
722,607
$
640,110
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and is

amortized over

the contract

life as

a reduction

in net

sales. As

of November

27, 2021,

the balance

for contract

assets is
immaterial.
Contract Balances
The Company

receives payment

from

customers based

on specified

terms that

are generally

less than

30 days

from

delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 11 - Leases
Expenses related

to operating

leases, amortization

of finance

leases, right-of-use

assets, and

finance lease

interest are

included
in Cost of sales, Selling general and administrative expense, and

Interest income, net in the Condensed Consolidated Statements of Operations. The Company’s lease cost consists

of the following (in thousands):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27, 2021 November 27, 2021
Operating lease cost $
208
$
425
Finance lease cost
Amortization of right-of-use asset $
44
$
88
Interest on lease obligations $
7
$
14
Short term lease cost $
1,097
$
2,135

Index

Future minimum lease payments under non-cancelable leases are as follows

(in thousands):
As of November 27, 2021
Operating Leases Finance Leases
Remainder fiscal 2022 $
378
$
120
2023
539
239
2024
380
217
2025
130
—
2026
26
—
2027
5
—
Total
1,458
576
Less imputed interest
(111)
(30)
Total $
1,347
$
546
The

weighted-average

remaining

lease

term

and

discount

rate

for

lease

liabilities

included

in

our

Condensed

Consolidated
Balance Sheet are as follows:
As of November 27, 2021
Operating Leases Finance Leases
Weighted-average

remaining lease term (years)
2.6
2.0
Weighted-average

discount rate
5.9
%
4.9
%
Note 12 - Stock Based Compensation
Total stock-based

compensation expense was $
2.0

million and $
1.8

million for the twenty-six weeks

ended November 27, 2021
and November 28, 2020, respectively.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

November

27,

2021

of

$
4.6

million

will

be

recorded

over

a

weighted
average period of
1.7

years. Refer to Part

II Item 8,

Notes to Consolidated

Financial Statements and

Supplementary Data, Note
16: Stock Compensation Plans in our 2021 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the twenty-six weeks ended November 27, 2021 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 29, 2021
302,147
$
39.37
Vested
(1,359)
40.34
Forfeited
(1,460)
37.70
Outstanding, November 27, 2021
299,328
$
39.38
Note 13 - Commitments and Contingencies
Financial Instruments
The

Company

maintained

standby

letters

of

credit

("LOC")

totaling

$
4.1

million

at

November

27,

2021

which

were

issued
under

the

Company's

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

Index

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

prejudice. On

October 18,

2021, plaintiffs

filed a

motion to

alter or

amend the

final judgement

and allow

a filing
of

a

second

amended

complaint.

The

Company

responded

on

November

1,

2021.

The

court

has

not

ruled

on

the

plaintiffs’
motion.
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

Index

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

in Part II Item

7 of the Company’s

Annual Report on

Form 10-K for its

fiscal year ended May

29, 2021
(the “2021 Annual Report”), and the accompanying financial statements and notes included in Part II Item 8 of the 2021 Annual
Report and in Part
I Item 1

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

pandemic, including

without limitation

increased costs
and growing

inflationary rates, and

(vii) adverse results

in pending

litigation matters. Readers

are cautioned

not to place

undue
reliance on forward-looking statements because,

while we believe the assumptions on

which the forward-looking statements are
based

are

reasonable,

there

can

be

no

assurance

that

these

forward-looking

statements

will

prove

to

be

accurate. Further,
forward-looking statements

included

herein

are

only

made

as

of

the

respective

dates

thereof,

or

if

no

date

is

stated,

as

of
the date

hereof. Except

as

otherwise

required

by

law,

we

disclaim

any

intent

or

obligation

to

update

publicly

these

forward-
looking statements, whether because of new information, future events,

or otherwise.
GENERAL
Cal-Maine

Foods,

Inc.

(the

“Company,”

“we,”

“us,”

“our”)

is

primarily

engaged

in

the

production,

grading,

packaging,
marketing

and

distribution

of

fresh

shell

eggs.

Our

operations

are

fully

integrated

under

one

operating

segment.

We

are

the
largest producer

and distributor

of fresh

shell eggs

in the

United States

(“U.S.”).

Our total flock

of approximately

42.9 million
layers

and

9.3

million

pullets

and

breeders

is

the

largest

in

the

U.S.

We

sell

most

of

our

shell

eggs

to

a

diverse

group

of
customers, including

national and

regional grocery

store chains,

club stores,

companies servicing

independent supermarkets

in
the U.S., food

service distributors, and

egg product consumers

in states across

the southwestern, southeastern,

mid-western and
mid-Atlantic regions of the U.S.
We

are

a

member

of

the

Eggland’s

Best,

Inc.

(“EB”)

cooperative

and

produce,

market

and

distribute

EB

and

Land

O'Lakes
branded

eggs,

both

directly

and

through

our

joint

ventures

Specialty

Eggs,

LLC

and

Southwest

Specialty

Eggs,

LLC,

under
exclusive

license

agreements

in

Alabama,

Arizona,

Florida,

Georgia,

Louisiana,

Mississippi

and

Texas,

and

in

portions

of
Arkansas, California,

Nevada, North

Carolina Oklahoma

and South

Carolina.

We

also have

an exclusive

license in

New York
City in addition to exclusivity in select New York

metropolitan areas, including areas within New Jersey and Pennsylvania.
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

White Large, Southeast

Regional Egg Market Price per

dozen eggs
(“UB southeast large

index”) for the first

half of fiscal year

2022

ranged from a low

of $1.00 in June

2021 to a high of

$1.66 in
November 2021.

Index

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

conventional

and

specialty

eggs,

including

cage-free,

organic

and

other

specialty

offerings,

as

well

as

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

approximately
24% of the U.S. total population

according to the 2020 U.S. Census,

have passed legislation requiring

that all eggs sold in those
states

must

be

cage-free

eggs

by

specified

future

dates,

and

other

states

are

considering

such

legislation.

In

California

and
Massachusetts, which represent about

14% of the total U.S. population

according to the 2020 U.S.

Census, cage-free legislation
goes into effect

January 1, 2022.

For additional information,

see the 2021

Annual Report, Part

I, Item 1,

“Business – Specialty
Eggs,”

“Business

–

Growth

Strategy”

and

“Business

–

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

479
thousand

dozen

eggs

to

date

in

fiscal

2022.

We

believe

we

are

taking

all

reasonable

precautions

in

the

management

of

our
operations in

response to

the COVID-19

pandemic. Our

top priority

is the

health and

safety of

our employees,

who work

hard
each day

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
guidelines

published

by

the Centers

for

Disease Control

and

other

government

health

agencies,

and

we

have

strict sanitation
protocols

and

biosecurity

measures

in

place

throughout

our

operations

with

restricted

access

to

visitors.

There

are

no known
indications that COVID-19 affects chickens or

can be transferred through the food supply.

We

continue to

proactively monitor

and manage

operations during

the COVID-19 pandemic,

including additional

related costs
that

we

incurred

or

may

incur

in

the

future.

The pandemic

had

a

negative

impact

on our

business

through

disruptions in

the
supply chain such

as increased costs and

limited availability of packaging

supplies, and increased labor

costs and medical costs
and, more recently,

inflation.
In the

second quarters

of fiscal

2022 and

2021, we

spent approximately

$713 thousand

and $612

thousand (excluding

medical
insurance

claims) related

to the

pandemic

and its

effects,

respectively.

The majority

of these

expenses

in fiscal

2022 resulted
from additional

labor costs

and increased

cost of

packaging materials,

primarily reflected

in cost

of sales.

In fiscal

2021, most
of

these

expenses

related

to

additional

labor

costs.

Medical

insurance

claims

related

to

COVID-19

paid

during

the

second
quarter of fiscal

2022 were an

additional $870

thousand as compared

to $529 thousand

paid in the

comparable quarter in

fiscal
2021.

Index

In the

first half

of fiscal

2022 and

2021, we

spent approximately

$1.3 million

and $1.4

million

(excluding

medical insurance
claims)

related

to

the

pandemic

and

its

effects,

respectively.

The

majority

of

these

expenses

in

fiscal

2022

resulted

from
additional

labor

costs

and

increased

cost

of

packaging

materials,

primarily

reflected

in

cost

of

sales.

In

fiscal

2021,

most

of
these

expenses

related

to

additional

labor

costs.

Medical

insurance

claims

related

to

COVID-19

paid

during

the

first

half

of
fiscal 2022 were an additional $1.1 million as compared to $818 thousand paid in the comparable period in fiscal 2021.
EXECUTIVE OVERVIEW
For the second quarter of fiscal 2022,

we recorded a gross profit of $43.7 million compared to $58.5 million for the same period
of

fiscal

2021,

with

the

decrease

due

primarily

to

the

higher

costs of

feed

ingredients

and

higher

processing

costs.

Our

total
dozens sold

increased 0.9%

to 276.1

million dozen

shell eggs

for the

second quarter

of fiscal

2022 compared

to 273.7

million
dozen for

the same

period of

fiscal 2021.

For the

second quarter

of fiscal

2022, conventional

dozens sold

decreased 4.4%

and
specialty dozens sold

increased 15.7%

as compared to

the same quarter

in fiscal 2021.

Specialty dozens sold

increased as more
cage-free facilities came into production which helped increase our cage-free egg sales.
The

daily

average

price

for

the

UB

southeast

large

index

for

the

second

quarter

of

fiscal

2022

increased

14.6%

from

the
comparable period

in the

prior year.

Our net

average selling

price per

dozen for

the second

quarter of

fiscal 2022

was $1.373
compared to $1.227

in the prior-year

period. Hen numbers

reported by the

USDA as of December

1, 2021, were

327.8 million,
which is approximately 913

thousand more hens than

the comparable period of

the prior year.

The USDA also reported

that the
hatch

from

July

2021

through

November

2021

decreased

2.0%

compared

to

the

prior-year

period.

As

of

December 1,

2021,
eggs in incubators were down 9% versus the prior-year period.
Our farm

production costs

per dozen

produced for

the second

quarter of

fiscal 2022

increased 21.6%,

or $0.156,

compared to
the second

quarter of

fiscal 2021.

This increase

was primarily

due to

increased prices

for feed

ingredients. Feed

costs started
trending

higher

midway

through

the

second

quarter

of

fiscal

2021

and

have

remained

elevated

compared

to

historical

costs.
Though these feed costs

began trending higher

in fiscal 2021, we initially

benefitted from filling our

storage bins at harvest and
locking in the

basis portion of

our grain purchases

several months in

advance,

which reduced our

feed costs in

fiscal 2021. We
did not

experience the

same benefits

in fiscal

2022 given

sustained elevated

feed costs

that increased

our feed

costs compared
to

the

comparable

fiscal

2021

period.

For

the

second

quarter

of

fiscal

2022,

the

average

Chicago

Board

of

Trade

(“CBOT”)
daily market

price was

$5.43 per

bushel for

corn and

$338 per

ton for

soybean meal,

representing an

increase of

38.4% and

a
decrease of

5.9%, respectively,

compared to

the average

daily CBOT

prices for

the comparable

period in

the prior

year.

Other
farm

production

costs for

the second

quarter

of

fiscal

2022

increased

11.9%

versus

the

comparable

period

in

the prior

fiscal
year, driven by higher flock amortization

and facility expense.
Effective

May

30,

2021,

we

acquired

the

remaining

50%

membership

interest

in

Red

River

Valley

Egg

Farm,

LLC

(“Red
River”). Red River owns and operates a specialty shell egg

production complex with approximately 1.7 million

cage-free laying
hens,

cage-free

pullet capacity,

feed

mill, processing

plant, related

offices

and outbuildings

and

related

equipment located

on
approximately 400

acres near

Bogata, Texas.

For additional

information,

see
Note 2 – Acquisition

of the

Notes to

Condensed
Consolidated Financial Statements included in this Quarterly Report.
During October

2021, we

announced

that our

Board of

Directors approved

a strategic

investment that

will specialize

in high-
value

commercial

product

solutions

targeting

specific

needs

in

the

food

industry.

The

initial

focus

will

include

hard-cooked
eggs.

The

new

entity,

located

in

Neosho,

Missouri,

will

operate

as

MeadowCreek

Foods,

LLC

(“MeadowCreek”).

We

will
capitalize MeadowCreek

with up

to $18.5

million in

debt and

equity to

purchase property

and equipment

and to

fund working
capital,

and we

will retain

a controlling

interest in

the venture.

We

will serve

as the

preferred provider

to supply

specialty and
conventional

eggs

that

MeadowCreek

needs

to

manufacture

egg

products.

MeadowCreek’s

marketing

plan

is

designed

to
extend

our

reach

in

the

foodservice

and

retail

marketplace

and

bring

new

opportunities

in

the

restaurant,

institutional

and
industrial food products arenas.
Also during

October 2021,

we announced

that our

Board of

Directors

approved a

$23.0 million

capital project

to expand

our
cage-free egg production

at our Okeechobee,

Florida, production facility.

The project is

designed to include

the construction of
two cage-free layer

houses and one cage-free

pullet house with capacity

for approximately 400,000

cage-free hens and 210,000
pullets, respectively.

Construction

has commenced,

with first

pullet placements

planned

by mid-May

2022 and

the first

layer
house planned

to be

finished by

October 1,

2022, with

the second

layer house

and project completion

expected by

February 1,
2023. The Company

plans to fund the

project through a combination

of available cash on

hand, investments and

operating cash
flow.
Effective December

5, 2021, we made

an additional investment

in our joint

venture Southwest Specialty

Eggs, LLC, to acquire
warehouse

and

distribution

capability

to

expand

Southwest

Specialty

Eggs,

LLC’s

customer

base

in the

southern
California, Arizona and Nevada markets.

Index

RESULTS OF

OPERATIONS
The

following

table

sets

forth,

for

the

periods

indicated,

certain

items

from

our

Condensed

Consolidated

Statements

of
Operations expressed as a percentage of net sales.
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27, 2021
November 28, 2020 November 27, 2021 November 28, 2020
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 88.8% 83.2% 93.0% 88.2%
Gross profit 11.2% 16.8% 7.0% 11.8%
Selling, general and administrative 12.2% 12.6% 13.1% 13.7%
(Gain) loss on disposal of fixed assets (0.5) % — % (0.3) % — %
Operating income (loss) (0.5) % 4.2% (5.8) % (1.9) %
Total other income, net 0.6% 0.4% 1.2% 0.5%
Income (loss) before income taxes 0.1% 4.6% (4.6) % (1.4) %
Income tax (benefit) expense (0.2) % 1.1% (2.3) % (0.4) %
Net income (loss) 0.3% 3.5% (2.3) % (1.0) %
NET SALES
Total

net

sales for

the

second quarter

of

fiscal

2022

were $390.9

million

compared

to $347.3

million

for

the same

period

of
fiscal 2021.
Net

shell

egg

sales

represented

97.1%

of

total

net

sales

for

the

second

quarters

of

fiscal

2022

and

2021.

Shell

egg

sales
classified

as “Other”

represent

sales of

hard-cooked

eggs,

hatching

eggs and

other

miscellaneous

products

included

with

our
shell egg operations.

Total

net

sales for

the twenty-six

weeks

ended

November 27,

2021

were

$722.6 million,

compared

to $640.1

million

for

the
comparable period of fiscal 2021.
Net

shell

egg

sales

represented

97.1%

and

97.4%

of

total

net

sales

for

the

twenty-six

weeks

ended

November

27,

2021

and
November 28, 2020, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27, 2021 November 28, 2020 November 27, 2021 November 28, 2020
Total net sales $ 390,903 $ 347,328 $ 722,607 $ 640,110
Conventional $ 223,258 58.8% $ 201,725 59.8% $ 405,807 57.8% $ 357,109 57.3%
Specialty 155,853 41.1% 134,082 39.7% 294,510 42.0% 263,327 42.2%
Egg sales, net 379,111 99.9% 335,807 99.5% 700,317 99.8% 620,436 99.5%
Other 391 0.1% 1,589 0.5% 1,523 0.2% 3,037 0.5%
Net shell egg sales $ 379,502 100.0% $ 337,396 100.0% $ 701,840 100.0% $ 623,473 100.0%
Net shell egg sales as a
percent of total net sales 97.1% 97.1% 97.1% 97.4%
Dozens sold:
Conventional 192,403 69.7% 201,317 73.6% 376,890 70.4% 396,555 73.8%
Specialty 83,705 30.3% 72,334 26.4% 158,603 29.6% 141,090 26.2%
Total dozens sold 276,108 100.0% 273,651 100.0% 535,493 100.0% 537,645 100.0%
Net average selling price per
dozen:
Conventional $ 1.160 $ 1.002 $ 1.077 $ 0.901
Specialty $ 1.862 $ 1.854 $ 1.857 $ 1.866
All shell eggs $ 1.373 $ 1.227 $ 1.308 $ 1.154
Egg products sales:

Egg products net sales 11,401 9,932 20,767 16,637
Pounds sold 16,009 15,967 31,278 30,996
Net average selling price per
pound 0.712 0.622 0.664 0.537
Shell egg net sales
Second Quarter – Fiscal 2022 vs. Fiscal 2021
-
In the second quarter of fiscal

2022,

conventional egg sales increased $21.5

million, or 10.7%, compared to

the second
quarter of

fiscal 2021,

primarily due

to the

increase in

price for

conventional shell

eggs,

partially offset

by a decrease
in volume

of conventional

eggs sold.

Changes in

price resulted

in a

$30.4 million

increase and

the change

in volume
resulted in a $10.3 million decrease in net sales, respectively.
-
We

believe prices

for conventional

eggs were

positively impacted

by a

decrease in

the conventional

production layer
hen

flock.

According

to

reports from

the

USDA,

as

of

November

1,

2021,

the

estimated

number

of

hens

producing
conventional

eggs decreased

11.3

million, or

4.6%, versus

the prior-year

comparable period.

In addition,

foodservice
demand

improved

compared

to

the

comparable

prior-year

period.

Lower

conventional

egg

prices

in

the

prior-year
period were

primarily tied

to a

surplus of

conventional eggs

entering the

retail channel

from the

foodservice channel
during

the pandemic.

A stronger

export market

in our

second quarter

of fiscal

2022 also

supported

conventional egg
prices.
-
The

decrease

in

volume

of

conventional

eggs

sold

was

primarily

due

to

elevated

retail

demand

during

the

second
quarter

of fiscal

2021 given

consumers’

preferences

to purchase

eggs for

in-home

meal preparation

during

the more
restrictive

phases

of

governmental

and

business

shutdowns

due

to

the

pandemic.

We

saw

this

consumer

preference
begin to shift

in the fourth quarter

of fiscal 2021

as consumers began

to resume out-of-home

dining and prepare

fewer
meals at home.
-
Specialty

egg

sales

increased

$21.8

million,

or

16.2%,

in

the

second

quarter

of

fiscal

2022

compared

to

the

second
quarter of

fiscal 2021,

primarily due

to a

15.7% increase

in the

volume of

specialty eggs

sold, of

which resulted

in a
$21.2

million increase

in net

sales. Our

specialty egg

sales in

the second

quarter of

fiscal 2022

versus the

prior-year
period benefitted from our acquisition of the remaining 50% membership interest in Red River, which helped drive

our
cage-free

egg

retail

sales.

Our

cage-free

sales

also

benefitted

from

our

continued

investment

in

expanded

cage-free

Index

capabilities as additional

cage-free production

capacity came online

during the quarter.

Cage-free egg sales

comprised
24.0% of our total sales in second quarter fiscal 2022 and 23.8% of total sales fiscal year-to-date.
-
We

believe that

the demand

for specialty

eggs has increased

as consumers

have evolved

their preferences

to purchase
higher-priced

specialty

eggs for

at-home

meal preparation

and

as retailers

have

committed

to selling

more cage-free
products.
Twenty-six weeks – Fiscal 2022

vs. Fiscal 2021
-
For

the

twenty-six

weeks

ended

November

27,

2021,

conventional

egg

sales

increased

$48.7

million

or

13.6%
compared

to

the

same

period

of

fiscal

2021,

primarily

due

to

the

increase

in

price,

partially

offset

by

a

decrease

in
volume of conventional eggs

sold. Changes in price resulted in

a $66.3 million increase and

change in volume resulted
in a $21.2 million decrease in net sales, respectively.
-
We

believe prices

for conventional

eggs were

positively impacted

by a

decrease in

the conventional

production layer
hen

flock.

In

addition,

foodservice

demand

improved

compared

to

the

same

period

in

the

prior

year.

Lower
conventional

egg

prices

in

the prior

-year

period

were

primarily

due

to

conventional

eggs entering

the

retail

channel
from the foodservice channel due to the pandemic.

-
The decrease

in volume of

conventional eggs

sold was primarily

due to elevated

retail demand

during the

first half

of
fiscal

2021

due

to

consumers’

preferences

to

purchase

eggs for

in-home

meal

preparation

due

to

the

pandemic.

We
saw this

consumer preference

begin to

shift in

the fourth quarter

of fiscal

2021 as

consumers began

to resume

out-of-
home dining and prepare fewer meals at home.
-
Specialty egg

sales increased

$31.2 million,

or 11.8%,

for the

twenty-six weeks

ended November

27, 2021

compared
to the

same period

of fiscal

2021, primarily

due to

a 12.4%

increase in

the volume

of specialty

dozens sold,

partially
offset by a

decrease in specialty egg

prices. Changes in price

resulted in a $1.4

million decrease and

change in volume
resulted

in

a

$32.5

million

increase

in

net

sales,

respectively.

We

also

benefitted

from

our

additional

cage-free
production capacity.
Egg products net sales
Second Quarter – Fiscal 2022 vs. Fiscal 2021
-
Egg

products

net

sales increased

$1.5

million

or

14.8%

for

the

second

quarter

of

fiscal

2022

compared

to

the

same
period of fiscal

2021, primarily due

to a 14.5%

selling price increase,

which had a

$1.4 million positive

impact on net
sales.
-
Selling

prices

for

egg

products

in

the

second

quarter

of

fiscal

2021

were

negatively

impacted

by

a

decline

in
foodservice demand due to the pandemic.

Our egg products net average selling

price increased in the second quarter

of
fiscal 2022 compared

to the same period

in fiscal 2021

as foodservice channel

demand has begun

to shift more

to pre-
pandemic levels.
Twenty-six weeks – Fiscal 2022

vs. Fiscal 2021
-
Egg products

net sales

increased $4.1

million or

24.8%, primarily

due to

a 23.6%

selling price

increase compared

to
the first twenty-six weeks of fiscal 2021, which had a $4.0 million positive impact on net sales.
-
Our egg products net average selling

price increased in the twenty-six

weeks end November 27, 2021, compared

to the
same

period

in

fiscal

2021

as

foodservice

channel

demand

has

begun

to

shift

more

towards

pre-pandemic

levels.
Selling

prices

for

egg

products

in

the

twenty-six

weeks

ended

November

28,

2020

were

negatively

impacted

by

a
decline in

foodservice demand

during the

more restrictive

phases of

governmental and

business shutdowns

due to

the
pandemic.
COST OF SALES
Costs

of

sales

for

the

second

quarter

of

fiscal

2022

were

$347.2

million

compared

to

$288.9

million

for

the

same

period

of
fiscal

2021.

For

the

twenty-six

weeks

ended

November

27,

2021

and

November

28,

2020,

total

cost

of

sales

were

$672.2
million and $564.9 million, respectively.
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
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 27,
2021
November 28,
2020 % Change
November 27,
2021
November 28,
2020 % Change
Cost of Sales:
Farm production $ 221,971 $ 179,131 23.9% $ 429,466 $ 340,994 25.9%
Processing, packaging, and
warehouse 69,474 63,505 9.4 134,533 123,374 9.0
Egg purchases and other (including
change in inventory) 46,039 37,625 22.4 90,730 86,558 4.8
Total shell eggs 337,484 280,261 20.4 654,729 550,926 18.8
Egg products 9,672 8,616 12.3 17,486 13,968 25.2
Total $ 347,156 $ 288,877 20.2% $ 672,215 $ 564,894 19.0%
Farm production costs (per dozen
produced)
Feed $ 0.529 $ 0.410 29.0% $ 0.537 $ 0.399 34.6%
Other $ 0.349 $ 0.312 11.9% $ 0.351 $ 0.320 9.7%
Total $ 0.878 $ 0.722 21.6% $ 0.888 $ 0.719 23.5%
Outside egg purchases (average
cost per dozen) $ 1.56 $ 1.24 25.8% $ 1.45 $ 1.13 28.3%
Dozens produced 256,786 251,914 1.9% 493,244 483,075 2.1%
Percent produced to sold 93.0% 92.1% 1.0% 92.1% 89.9% 2.4%
Farm Production
Second Quarter – Fiscal 2022 vs. Fiscal 2021
-
Feed costs per dozen

produced increased 29.0% in

the second quarter of fiscal

2022 compared to the

second quarter of
fiscal 2021.

This increase was

primarily due

to increased prices

for corn,

our primary feed

ingredient. Feed

ingredient
costs started trending

higher midway

through the

second quarter

of fiscal 2021

and have remained

elevated compared
to historical costs. Though these feed costs began trending

higher in fiscal 2021, we initially benefitted from

filling our
storage

bins

at

harvest

and

locking

in

the

basis

portion

of

our

grain

purchases

several

months

in

advance,

which
reduced our

feed costs

in fiscal

2021. As

feed costs

have remained

elevated entering

into our

second quarter

of fiscal
2022, we

did not

experience the

same benefits,

which increased

our feed

costs compared

to the

same period

of fiscal
2021.
-
Other

farm

production

costs increased

due

to higher

flock amortization

,

primarily

from an

increase

in

our

cage-free
production, which

has higher capitalized

costs. Also, our

higher feed

costs, which began

to rise in

our third

quarter of
fiscal 2021, are capitalized in our flocks during pullet production and increased our amortization expense.
-
We had higher

facility expense as more cage-free facilities came into production.
Twenty-six weeks – Fiscal 2022

vs. Fiscal 2021
-
Feed costs

per dozen

produced increased

34.6% in

the twenty-six

weeks ended

November 27,

2021 compared

to the
same period

of fiscal

2021, primarily

due to

higher feed

ingredient prices

resulting from

increased export

demand, as
well

as

weather-related

shortfalls

in

production

and

yields,

which

have

placed

additional

pressure

on

domestic
supplies.
-
Other

farm

production

costs increased

due

to higher

flock amortization,

primarily

from an

increase

in

our

cage-free
production,

which

has

higher

capitalized

costs.

Also,

higher

feed

costs,

which

began

to

rise

in

our

third

quarter

of
fiscal 2021, are capitalized in our flocks during pullet production and increased our amortization expense.
-
We had higher

facility expense as more cage-free facilities came into production.

Index

Processing, packaging, and warehouse
Second Quarter – Fiscal 2022 vs. Fiscal 2021
-
Cost of packaging

materials increased

5.3% compared

to the second

quarter of fiscal

2021 as supply

chain constraints
caused by the pandemic increased costs for packaging products and manufacturer

s

implemented pandemic surcharges.
-
Labor costs

increased 18.4%

due to

wage increases

in response

to labor

shortages, primarily

due to

the pandemic

and
its effects.
Twenty-six weeks – Fiscal 2022

vs. Fiscal 2021
-
Cost of

packaging

materials increased

7.0%

compared

to the

twenty-six

weeks ended

November 27,

2021 as

supply
chain

constraints

caused

by

the

pandemic

increased

costs

for

packaging

products

and

manufacturers

implemented
pandemic surcharges.
-
Labor costs

increased 14.8%

due to

wage increases

in response

to labor

shortages, primarily

due to

the pandemic

and
its effects.
Egg purchases and other (including change in inventory)
Second Quarter – Fiscal 2022 vs. Fiscal 2021
-
Costs

in

this category

increased

primarily

due

to

higher

egg

prices,

offset

slightly

by

the

decrease

in

the

volume

of
outside egg purchases, as our percentage of produced to sold increased to 93.0%.
Twenty-six weeks – Fiscal 2022

vs. Fiscal 2021
-
Costs

in

this category

increased

primarily

due

to

higher

egg

prices,

offset

slightly

by

the

decrease

in

the

volume

of
outside egg purchases, as our percentage of produced to sold increased to 92.1%.
Looking

forward

throughout

the

rest

of

fiscal

2022,

corn

and

soybean

supplies

remained

tight

relative

to

demand,

primarily
related

to

lower

carry-out

stock.

We

expect

market

prices

to

remain

volatile

given

the

ongoing

disruptions

related

to

the
COVID-19 global pandemic, weather fluctuations and geopolitical issues.
GROSS PROFIT

Gross

profit

for

the second

quarter

of fiscal

2022 was

$43.7

million

compared

to $58.5

million

for

the same

period of

fiscal
2021.

The decrease of $14.7 million was primarily due to the increased cost of feed ingredients and processing costs.
Gross

profit

for

the

twenty-six

weeks

ended

November

27,

2021

was

$50.4

million

compared

to

$75.2

million

for

the

same
period of fiscal

2021. The decrease

of $24.8 million

was primarily due

to the increased

cost of feed

ingredients and

processing
costs.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting,

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks

Ended
November 27, 2021 November 28, 2020 $ Change % Change
Specialty egg expense $ 14,262 $ 14,039 $ 223 1.6%
Delivery expense 14,395 13,052 1,343 10.3%
Payroll, taxes and benefits 11,303 10,030 1,273 12.7%
Stock compensation expense 975 931 44 4.7%
Other expenses 6,845 5,821 1,024 17.6%
Total $ 47,780 $ 43,873 $ 3,907 8.9%
Second Quarter – Fiscal 2022 vs. Fiscal 2021
Specialty egg expense
-
Advertising and

franchise fees

increased in

the second

quarter of

fiscal 2022

compared to

the second

quarter of

fiscal
2021,

due to increased

advertising expense.

Index

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Payroll, taxes and benefits expense
-
The increase in payroll, taxes and benefits is primarily due to an increase in employee health insurance costs.
Other expenses
-
The

increase

in

other

expenses

is

primarily

due

to

increased

premiums

for

property

and

casualty

insurance

due

to
insurance market conditions.
Twenty-six Weeks

Ended
November 27, 2021 November 28, 2020 $ Change % Change
Specialty egg expense $ 27,977 $ 26,736 $ 1,241 4.6%
Delivery expense 28,331 25,546 2,785 10.9%
Payroll, taxes and benefits 21,242 21,331 (89) (0.4) %
Stock compensation expense 1,976 1,824 152 8.3%
Other expenses 14,779 12,401 2,378 19.2%
Total $ 94,305 $ 87,838 $ 6,467 7.4%
Twenty-six weeks –

Fiscal 2022 vs. Fiscal 2021
Specialty egg expense
-
Advertising

and

franchise

fees

increased

in

the

twenty-six

weeks

ended

November

27,

2021

compared

to

the

same
period of fiscal 2021 due to increased

advertising expense.

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Other expenses
-
The increase

in other expenses

is primarily due

to property losses

incurred that

were not covered

by insurance

as well
as increased premiums for property and casualty insurance market conditions.
OPERATING

INCOME (LOSS)
For

the

second

quarter

of fiscal

2022,

we

recorded

an operating

loss of

$2.1 million

compared

to operating

income of

$14.5
million for the same period of fiscal 2021.
For the twenty-six

weeks ended

November 27,

2021, we recorded

an operating loss

of $41.7

million compared

to an operating
loss of $12.7 million for the same period of fiscal 2021.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For

the

second

quarter

of fiscal

2022,

we

earned

$207 thousand

of interest

income

compared

to $727

thousand

for

the same
period

of

fiscal

2021.

The

decrease

resulted

from

significantly

lower

investment

balances.

The

Company

recorded

interest
expense

of

$78

thousand

and

$64

thousand

for

the

second

quarters

ended

November

27,

2021

and

November

28,

2020,
respectively.
For the twenty-six

weeks ended November 27,

2021, we earned $497

thousand of interest income

compared to $1.7 million

for
the

same

period

of

fiscal

2021.

The

decrease

resulted

from

significantly

lower

investment

balances.

The

Company

recorded
interest expense

of $136

thousand and

$135 thousand

for the

twenty-six weeks

ended November

27, 2021

and November

28,
2020, respectively.

Index

For the second quarter of fiscal 2022, equity

income of unconsolidated entities was $264 thousand

compared to $58 thousand in
the prior-year period.
For the twenty-six

weeks ended November

27, 2021, equity

income of unconsolidated

entities was $399

thousand compared

to
$14 thousand in the prior-year period.
Other, net

for the second quarter

ended November 27, 2021,

was income of $1.9

million compared to income

of $436 thousand
for

the same

period of

fiscal 2021,

which is

primarily

due to

a $1.4

million payment

related to

review

and adjustment

of our
various marketing agreements.
Other,

net

for

the

twenty-six

weeks

ended

November

27,

2021,

was

income

of

$7.0

million

compared

to

income

of

$948
thousand

for

the

same

period

of

fiscal

2021.

The

majority

of

the

increase

is

due

to

our

acquisition

of

the

remaining

50%
membership

interest

in

Red

River

as

we

recognized

a

$4.5

million

gain

due

to

the

remeasurement

of

our

equity

investment,
along with the $1.4 million payment related to review and adjustment of our various marketing agreements.
INCOME TAXES
As of November 27, 2021, we remain under

audit by the Internal Revenue Service (IRS) for the fiscal years

2013 through 2015.
The IRS

has proposed

adjustments related

to the

Company’s

research and

development credits

claimed during

the years

under
audit. Management is continuing to evaluate those proposed adjustments and does not anticipate the adjustments would result in
a

material

change

to

its

consolidated

financial

statements.

Using

the

facts,

circumstances

and

information

known

at

the
reporting date, the Company believes

it is reasonably possible an

adjustment to the previously recognized

tax benefits related to
the research

and development

credits is

necessary.

As such,

we recorded

a tax

benefit of

approximately $520

thousand during
the second quarter of fiscal 2022.
For

the

second

quarter

of

fiscal

2022,

pre-tax

income

was

$468

thousand

compared

to

$15.9

million

for

the

same

period

of
fiscal

2021.

We

recorded

an

income

tax

benefit

of

$677

thousand

for

the

second

quarter

of

fiscal

2022,

which

includes

the
discrete tax

benefit described

above. Excluding

the discrete

tax benefit,

income tax

benefit was

$157 thousand

for the

second
quarter

of fiscal

2022

with an

adjusted

effective

tax rate

of

33.5%.

Income

tax expense

was $3.8

million

for

the comparable
period of fiscal 2021, which reflects an effective tax rate of 23.6%.
For

the

twenty-six

weeks

ended

November

27,

2021,

pre-tax

loss

was

$33.4

million

compared

to

$9.6

million

for

the

same
period

of

fiscal

2021.

We

recorded

an

income

tax

benefit

of

$16.5

million,

which

includes

the

discrete

tax

benefit

of

$8.3
million

as discussed

in Note

2 –

Acquisitions

of the

Notes to

Condensed Consolidated

Financial

Statements in

this Quarterly
Report.

Excluding

the discrete

tax

benefit,

income

tax benefit

was $8.2

million

with

an adjusted

effective

tax rate

of 24.6%,
compared to $2.4 million for the comparable period of fiscal 2021,

which reflects an effective tax rate of 24.6%.
At November

27, 2021

and May

29, 2021,

trade and

other receivables

included income

taxes receivables

of $42.8

million and
$42.5 million, respectively.
Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.

NET LOSS
Net income for

the second quarter ended

November 27, 2021, was

$1.2 million, or $0.02

per basic and diluted

share, compared
to net income of $12.2 million or $0.25 per basic and diluted share for the same period of fiscal 2021.
Net loss for the twenty-six

weeks ended November 27, 2021, was

$16.9 million, or $0.34 per

basic and diluted share, compared
to net loss of $7.2 million or $0.15 per basic and diluted share for the same period of fiscal 2021.
CAPITAL RESOURCES

AND LIQUIDITY
Our working

capital at

November 27,

2021 was $364.7

million, compared

to $429.8

million at

May 29,

2021. The

calculation
of

working

capital

is

defined

as

current

assets

less

current

liabilities.

Our

current

ratio

was

4.13

at

November

27,

2021,
compared with 5.77 at May 29, 2021.

Index

We

had

no long

-term

debt

outstanding

at

November

27,

2021

or May

29,

2021.

On November

15, 2021,

we

entered

into an
Amended and Restated

Credit Agreement (the

“Credit Agreement”) with

a five-year term.

The Credit Agreement

amended and
restated

the

Company’s

previously

existing

credit

agreement

dated

July

10,

2018.

The

Credit

Agreement

provides

for

an
increased senior

secured revolving

credit facility

(the “Credit Facility”),

in an

initial aggregate

principal amount

of up

to $250
million. As

of November

27, 2021,

no amounts

were borrowed

under the

Credit Facility.

We

have $4.1

million in

outstanding
standby

letters

of

credit,

issued

under

our

Credit

Facility

for

the

benefit

of

certain

insurance

companies.

For

additional
information,

see
Note

7

–

Credit

Facility

of

the

Notes

to

Condensed

Consolidated

Financial

Statements

included

in

this
Quarterly Report.

For the

twenty-six

weeks ended

November

27,

2021, $15.5

million

in net

cash was

used

in operating

activities, compared

to
$10.7 million

used in

operating activities

for the

comparable period

in fiscal

2021.

This is

primarily due

to the

increased costs
of feed ingredients compared to the prior-year period.
We

continue

to invest

in our

facilities,

with

$28.6

million used

to purchase

property,

plant and

equipment

for

the

twenty-six
weeks ended November 27,

2021, compared to $52.4 million

in the same period of fiscal

2021.

We also

acquired the remaining
50%

membership

interest

in

Red

River

during

our

first

quarter

of

fiscal

2022

for

$48.5

million.

Sales

and

maturities

of
investment

securities, net

of purchases,

were $41.5

million for

the twenty-six

weeks ended

November 27,

2021, compared

to
$29.4

million

for

the

comparable

period

in

fiscal

2021.

We

received

$400

thousand

in

distributions

from

an

unconsolidated
entity in the first two quarters of fiscal 2022 compared to $2.70 million for the same period fiscal of 2021.

As of

November 27,

2021, cash

decreased $41.9

million since

May 29,

2021, compared

to a

decrease of

$30.8 million

during
the same period of fiscal 2021.
We

continue

to monitor

the increasing

demand for

cage-free eggs

and to

engage with

our customers

in an

effort

to achieve

a
smooth transition to

meet their announced

commitment timeline for

cage-free egg sales.

We

have invested approximately

$488
million in facilities, equipment

and related operations to

expand our cage-free production

starting with our first facility

in 2008.
During

October

2021,

we

announced

a

new

$23.0

million

capital

project

to

expand

our

cage-free

egg

production

at

our
Okeechobee,

Florida,

production

facility,

and

a

new

planned

$18.5

million

strategic

investment

that

will

specialize

in

high
value

commercial

product

solutions

targeting

specific

needs

in

the

food

industry.

See

“
Executive Overview
”

for

additional
information. The following table presents material construction projects approved as of November 27, 2021 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of

November 27, 2021
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2022 132,443 104,477 27,966
Cage-Free Layer & Pullet Houses Fiscal 2023 23,771 11 23,760
$ 156,214 $ 104,488 $ 51,726
We believe our

current cash balances, investments, cash flows from operations, and Credit Facility will be sufficient to fund our
current capital needs.

RECENTLY

ISSUED/ADOPTED ACCOUNTING STANDARDS
For

information

on

changes

in

accounting

principles

and

new

accounting

policies,

see
Note 1 - Summary of Significant
Accounting Policies

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2021 Annual Report.

Index

ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the twenty-six weeks ended November 27, 2021
from the information provided in Item 7A. Quantitative and Qualitative

Disclosures About Market Risk in our 2021 Annual
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of November 27, 2021 at the reasonable assurance level.
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

the
second quarter of fiscal 2022.

Index

ITEM 6. EXHIBITS
Exhibits
No. Description
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
Exhibit 3.1 in the Registrant’s Form 8-K, filed July 20, 2018)
3.2
Composite Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended March 2, 2013, filed April 5, 2013)
10.1
Credit Agreement, dated November 15, 2021, among Cal-Maine Foods, Inc., the Guarantors, BMO Harris
Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.1 in the
Registrant’s Form 8-K, filed November 19, 2021)
10.2
Deferred Compensation Plan, dated November 15, 2021 (incorporated by reference to Exhibit 10.2 in the
Registrant’s Form 8-K, filed November 19, 2021)
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

December 28, 2021
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
Date:

December 28, 2021 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)