Form 10-Q
period 2022-02-26
CAL-MAINE FOODS INC
filed 2022-03-29
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
February 26, 2022

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
Yes
☐

No
☑
There were
44,140,283

shares of Common

Stock, $0.01 par

value, and
4,800,000

shares of Class

A Common Stock,

$0.01 par
value, outstanding as of March 29, 2022.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -

February 26, 2022 and May 29, 2021

3

Condensed Consolidated Statements of Income -
Thirteen and Thirty-nine Weeks Ended February 26, 2022 and February 27, 2021

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Thirty-nine Weeks Ended February 26, 2022 and February 27, 2021

5

Condensed Consolidated Statements of Cash Flows -

Thirty-nine Weeks Ended February 26, 2022 and February 27, 2021

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

21

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
33
Item 4.

Controls and Procedures

33

Part II.

Other Information

Item 1.

Legal Proceedings

33

Item 1A.

Risk Factors

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 6.

Exhibits

34

Signatures

34

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for par value amounts)

February 26, 2022 May 29, 2021
Assets
Current assets:
Cash and cash equivalents $
15,589
$
57,352
Investment securities available-for-sale
81,125
112,158
Trade and other receivables, net
138,654
84,123
Income tax receivable
41,383
42,516
Inventories
240,087
218,375
Prepaid expenses and other current assets
5,872
5,407
Total current assets
522,710
519,931
Property, plant & equipment, net
671,373
589,417
Finance lease right-of-use asset, net
409
525
Operating lease right-of-use asset, net
1,168
1,724
Investments in unconsolidated entities
15,794
54,941
Goodwill
44,006
35,525
Intangible assets, net
18,686
20,341
Other long-term assets
7,849
6,770
Total Assets $
1,281,995
$
1,229,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
120,665
$
89,191
Current portion of finance lease obligation
222
215
Current portion of operating lease obligation
486
691
Total current liabilities
121,373
90,097
Long-term finance lease obligation
271
438
Long-term operating lease obligation
682
1,034
Other noncurrent liabilities
10,673
10,416
Deferred income taxes, net
118,753
114,408
Total liabilities
251,752
216,393
Commitments and contingencies - see Note 13
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
66,909
64,044
Retained earnings
992,523
975,977
Accumulated other comprehensive loss, net of tax
(1,413)
(558)
Common stock in treasury at cost –
26,121

shares at February 26, 2022 and
26,202
shares at May 29, 2021
(28,439)
(27,433)
Total Cal-Maine Foods, Inc. stockholders’ equity
1,030,331
1,012,781
Noncontrolling interest in consolidated entity
(88)
—
Total stockholders’ equity
1,030,243
1,012,781
Total Liabilities and Stockholders’ Equity $
1,281,995
$
1,229,174
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Net sales $
477,485
$
359,080
$
1,184,195
$
999,189
Cost of sales
385,903
311,563
1,042,221
876,457
Gross profit
91,582
47,517
141,974
122,732
Selling, general and administrative
52,686
47,656
146,991
135,494
(Gain) loss on disposal of fixed assets
(674)
354
(2,855)
476
Operating income (loss)
39,570
(493)
(2,162)
(13,238)
Other income (expense):
Interest income, net
79
591
440
2,181
Royalty income
326
321
877
906
Patronage dividends
10,120
9,004
10,120
9,004
Equity income of unconsolidated entities
1,809
1,872
2,208
1,886
Other, net
1,144
537
8,169
1,485
Total other income, net
13,478
12,325
21,814
15,462
Income before income taxes
53,048
11,832
19,652
2,224
Income tax expense (benefit)
13,594
(1,716)
(2,921)
(4,080)
Net income
39,454
13,548
22,573
6,304
Less: Loss attributable to noncontrolling interest
(63)
—
(91)
—
Net income attributable to Cal-Maine Foods, Inc. $
39,517
$
13,548
$
22,664
$
6,304
Net income per common share:
Basic $
0.81
$
0.28
$
0.46
$
0.13
Diluted $
0.81
$
0.28
$
0.46
$
0.13
Weighted average shares outstanding:
Basic
48,886
48,530
48,888
48,511
Diluted
49,036
48,659
49,035
48,649
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Net income $
39,454

$
13,548

$
22,573

$
6,304
Other comprehensive income (loss), before tax:
Unrealized holding loss on available-for-sale
securities, net of reclassification adjustments
(551)
(378)
(1,130)
(283)
Income tax benefit related to items of other
comprehensive income
134
92
275
69
Other comprehensive loss, net of tax
(417)
(286)
(855)
(214)
Comprehensive income
39,037
13,262
21,718
6,090
Less: Comprehensive loss attributable to the
noncontrolling interest
(63)
—
(91)
—
Comprehensive income attributable to Cal-Maine
Foods, Inc. $
39,100
$
13,262
$
21,809
$
6,090
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021
Cash flows from operating activities:
Net income $
22,573
$
6,304
Depreciation and amortization
50,996
44,391
Deferred income taxes
(3,861)
9,970
Other adjustments, net
(48,884)
(45,936)
Net cash provided by operations
20,824
14,729
Cash flows from investing activities:
Purchases of investment securities
(47,135)
(59,415)
Sales and maturities of investment securities
76,377
85,202
Investment in unconsolidated entities
(3,000)
—
Distributions from unconsolidated entities
400
5,813
Acquisition of business, net of cash acquired
(44,823)
—
Purchases of property, plant and equipment
(49,170)
(73,796)
Net proceeds from disposal of property, plant and equipment
6,041
3,273
Net cash used in investing activities
(61,310)
(38,923)
Cash flows from financing activities:
Purchase of common stock by treasury
(1,120)
(871)
Principal payments on finance lease
(160)
(153)
Contributions
3
5
Net cash used in financing activities
(1,277)
(1,019)
Net change in cash and cash equivalents
(41,763)
(25,213)
Cash and cash equivalents at beginning of period
57,352
78,130
Cash and cash equivalents at end of period $
15,589
$
52,917
Supplemental Information:
Cash paid for operating leases $
625
$
703
Interest paid $
230
$
193
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
Fiscal Year
The Company's

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on February 26, 2022 and February 27, 2021 included 13 weeks and 39 weeks, respectively
.
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

26, 2022

and May
29,

2021,

reserves

for

credit

losses

were

$
725

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
Immaterial Error Correction
Effective

on

May

30,

2021,

the

Company

acquired

the

remaining
50
%

membership

interest

in

Red

River

Valley

Egg

Farm,
LLC (“Red

River”), including

certain liabilities.

During the

Company’s

third quarter

of fiscal

2022, management

determined
that

it

had

not

properly

eliminated

select

intercompany

sales

and

cost

of

sales

transactions

between

Red

River

and

the
corresponding other

wholly-owned subsidiaries

of the

Company in

its first

and second

quarter 2022

Condensed Consolidated
Statements of Income. The errors resulted in

an overstatement of Net Sales and Cost

of Sales of $
6.7

million in the first quarter
of

fiscal

2022

and

$
9.2

million

in

the

second

quarter

of

fiscal

2022.

There

was
no

impact

to

Operating

income

(loss),

Net
income (loss) or Net income (loss) per share.

We

evaluated

the

errors

quantitatively

and

qualitatively

in

accordance

with

Staff

Accounting

Bulletin
("SAB") No. 99 Materiality, and

SAB No. 108 Considering

the

Effects

of

Prior

Year

Misstatements

when

Quantifying
Misstatements

in

the

Current

Year

Financial

Statements, and

determined

that

the

related

impact

was not material

to

our
condensed consolidated

financial statements

for the

first or

second quarters

of fiscal

2022, but

that correcting

the cumulative
impact

of

the

errors

would

be

relevant

to

our

Condensed

Consolidated

Statements

of

Income

for

the third

quarter
ended February 26, 2022. Accordingly, we have reflected the correction of the immaterial errors as a reduction of Net Sales and
Cost of Sales in the accompanying Condensed Consolidated Statements of Income for the thirty-nine weeks ended February 26,
2022.

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

Index

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

Income. The

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

an

$
8.5

million

deferred

tax

liability

for

the

difference

in

the

inside-basis

of

the

acquired

assets

and

liabilities
assumed. The recognition

of deferred tax

liabilities resulted in

the recognition of

goodwill. None of

the goodwill recognized is
expected to be deductible for income tax purposes.

Index

Note 3 - Investment Securities
The following represents the Company’s investment securities as of February 26, 2022 and May 29, 2021 (in thousands):
February 26, 2022
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
514
$
—
$
3
$
511
Commercial paper
9,980
—
23
9,957
Corporate bonds
61,634
—
344
61,290
Certificates of deposits
1,268
—
12
1,256
Asset backed securities
8,205
—
94
8,111
Total current investment securities $
81,601
$
—
$
476
$
81,125
Mutual funds $
2,967
$
—
$
53
$
2,914
Total noncurrent investment securities $
2,967
$
—
$
53
$
2,914
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
76.4

million and

$
85.2

million during

the
thirty-nine weeks ended February

26, 2022 and

February 27, 2021,

respectively.

Gross realized gains

for the thirty-nine

weeks
ended February 26, 2022 and February 27, 2021 were $
181

thousand and $
116

thousand, respectively. Gross realized losses for
the thirty-nine weeks ended February 26, 2022 and February 27, 2021 were $
67

thousand and $
17

thousand, respectively. There
were
no

allowances for credit losses at February 26, 2022 and May 29, 2021.
Actual maturities may differ

from contractual maturities as

some borrowers have

the right to

call or prepay

obligations with or
without penalties. Contractual maturities of current investments at February 26, 2022 are as follows (in thousands):
Estimated Fair Value
Within one year $
52,391
1-5 years
28,734
Total $
81,125
Noncurrent

Proceeds

from

sales

and

maturities

of

noncurrent

investment

securities

were

$
4.9

million

during

the

thirty-nine

weeks
ended February

26,

2022.

Gross

realized

gains

for

the

thirty-nine

weeks

ended February

26,

2022

were

$
2.2

million. There
were

no

realized

losses

for

the

thirty-nine

weeks

ended February

26,

2022.

There

were
no

sales

of

noncurrent

investment
securities during the thirty-nine weeks ended February 27, 2021.

Index

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
In

accordance with

the

fair value

hierarchy described

above, the

following

table shows

the

fair value

of

financial assets

and
liabilities measured at fair value on a recurring basis as of February 26, 2022 and May 29, 2021 (in thousands):
February 26, 2022 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
511
$
—
$
511
Commercial paper
—
9,957
—
9,957
Corporate bonds
—
61,290
—
61,290
Certificates of deposits
—
1,256
—
1,256
Asset backed securities
—
8,111
—
8,111
Mutual funds
2,914
—
—
2,914
Total assets measured at fair value $
2,914
$
81,125
$
—
$
84,039
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

Index

Note 5 - Inventories
Inventories consisted of the following as of February 26, 2022 and May 29, 2021 (in thousands):

February 26, 2022 May 29, 2021
Flocks, net of amortization $
137,086
$
123,860
Eggs and egg products
24,153
21,084
Feed and supplies
78,848
73,431
$
240,087
$
218,375
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at February
26, 2022 consisted of approximately
9.4

million pullets and breeders and
42.7

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

of fiscal 2022, we

will pay a

cash dividend
of approximately $
0.125

per share to holders

of our Common Stock

and Class A Common

Stock. The amount of

the accrual is
recorded in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets.
On

our

Condensed

Consolidated

Statements

of

Income,

we

determine

dividends

per

common

share

in

accordance

with

the
computation in the following table (in thousands, except per share data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Net income attributable to Cal-Maine Foods,
Inc. $
39,517
$
13,548
$
22,664
$
6,304
Cumulative losses to be recovered prior to
payment of divided at beginning of period
(21,097)
(8,614)
(4,244)
(1,370)
Net income available for dividend $
18,420
$
4,934
$
18,420
$
4,934
1/3 of net income attributable to Cal-Maine
Foods, Inc. available for dividend
6,140
1,645
6,140
1,645
Common stock outstanding (shares)
44,140
44,056
Class A common stock outstanding (shares)
4,800
4,800
Total common stock outstanding (shares)
48,940
48,856
Dividends per common share* $
0.125
$
0.034
$
0.125
$
0.034
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

Index

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

As of February 26,

2022,
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

Credit
Facility.
At February 26, 2022, we were in compliance with the covenant requirements of the Credit Facility.

Index

Note 8 - Equity
The following reflects equity activity for the

thirteen and thirty-nine weeks ended February 26,

2022 and February 27, 2021 (in
thousands):
Thirteen Weeks Ended February 26, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at November
27, 2021 $
703
$
48
$
(27,450)
$
66,019
$
(996)
$
959,124
$
(25)
$
997,423
Other comprehensive
loss, net of tax — — — —
(417)
— —
(417)
Stock compensation
plan transactions — —
(989)
890
— — —
(99)
Dividends — — — — —
(6,118)
—
(6,118)
Net income (loss) — — — — —
39,517
(63)
39,454
Balance at February
26, 2022 $
703
$
48
$
(28,439)
$
66,909
$
(1,413)
$
992,523
$
(88)
$
1,030,243
Thirteen Weeks Ended February 27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Accum.
Class A Treasury Paid In Other Comp. Retained
Amount Amount Amount Capital Income (Loss) Earnings Total
Balance at November 28, 2020 $
703
$
48
$
(26,723)
$
62,206
$
151
$
968,325
$
1,004,710
Other comprehensive loss, net of tax — — — —
(286)
—
(286)
Stock compensation plan transactions — —
(826)
964
— —
138
Dividends — — — — —
(1,661)
(1,661)
Net income — — — — —
13,548
13,548
Balance at February 27, 2021 $
703
$
48
$
(27,549)
$
63,170
$
(135)
$
980,212
$
1,016,449
Thirty-nine Weeks Ended February 26, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at May 29,
2021 $
703
$
48
$
(27,433)
$
64,044
$
(558)
$
975,977
$
—
$
1,012,781
Other comprehensive
loss, net of tax — — — —
(855)
— —
(855)
Stock compensation
plan transactions — —
(1,006)
2,865
— — —
1,859
Contributions — — — — — —
3
3
Dividends — — — — —
(6,118)
—
(6,118)
Net income (loss) — — — — —
22,664
(91)
22,573
Balance at February
26, 2022 $
703
$
48
$
(28,439)
$
66,909
$
(1,413)
$
992,523
$
(88)
$
1,030,243

Index

Thirty-nine Weeks Ended February 27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Accum.
Class A Treasury Paid In Other Comp. Retained
Amount Amount Amount Capital Income (Loss) Earnings Total
Balance at May 30, 2020 $
703
$
48
$
(26,674)
$
60,372
$
79
$
975,147
$
1,009,675
Impact of ASC 326 — — — — —
422
422
Balance at May 31 2020
703
48
(26,674)
60,372
79
975,569
1,010,097
Other comprehensive loss, net of tax — — — —
(214)
—
(214)
Stock compensation plan transactions — —
(875)
2,793
— —
1,918
Contributions — — —
5
— —
5
Dividends — — — — —
(1,661)
(1,661)
Net income — — — — —
6,304
6,304
Balance at February 27, 2021 $
703
$
48
$
(27,549)
$
63,170
$
(135)
$
980,212
$
1,016,449
Note 9 - Net Income per Common Share

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
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Numerator
Net income $
39,454
$
13,548
$
22,573
$
6,304
Less: Loss attributable to noncontrolling
interest
(63)
—
(91)
—
Net income attributable to Cal-Maine
Foods, Inc. $
39,517
$
13,548
$
22,664
$
6,304
Denominator
Weighted-average common shares
outstanding, basic
48,886
48,530
48,888
48,511
Effect of dilutive restricted shares
150
129
147
138
Weighted-average common shares
outstanding, diluted
49,036
48,659
49,035
48,649
Net income per common share attributable to
Cal-Maine Foods, Inc.
Basic $
0.81
$
0.28
$
0.46
$
0.13
Diluted $
0.81
$
0.28
$
0.46
$
0.13
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
Disaggregation of Revenue
The following table provides revenue disaggregated by product category (in thousands):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Conventional shell egg sales $
280,633
$
203,189
$
685,678
$
560,297
Specialty shell egg sales
182,945
145,210
462,319
408,537
Egg products
12,749
9,098
33,516
25,736
Other
1,158
1,583
2,682
4,619
$
477,485
$
359,080
$
1,184,195
$
999,189
Contract Costs
The Company can incur costs to obtain or fulfill a contract with a customer.

If the amortization period of these costs is less than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and is amortized

over the contract

life as a

reduction in net

sales. As of

February 26, 2022

and February 27,

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
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 26, 2022
Operating lease cost $
200
$
625
Finance lease cost
Amortization of right-of-use asset $
44
$
132
Interest on lease obligations $
6
$
20
Short term lease cost $
1,086
$
3,221
Future minimum lease payments under non-cancelable leases are as follows (in thousands):
As of February 26, 2022
Operating Leases Finance Leases
Remainder fiscal 2022 $
180
$
60
2023
539
240
2024
380
217
2025
130
—
2026
26
—
2027
5
—
Total
1,260
517
Less imputed interest
(92)
(24)
Total $
1,168
$
493
The

weighted-average

remaining

lease

term

and

discount

rate

for

lease

liabilities

included

in

our

Condensed

Consolidated
Balance Sheet are as follows:
As of February 26, 2022
Operating Leases Finance Leases
Weighted-average remaining lease term (years)
2.4
1.8
Weighted-average discount rate
5.9
%
4.9
%
Note 12 - Stock Based Compensation
Total

stock-based compensation expense

was $
3.0

million and $
2.8

million for the

thirty-nine weeks ended

February 26, 2022
and February 27, 2021, respectively.
Unrecognized compensation

expense as

a result

of non-vested

shares of

restricted stock

outstanding under

the Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

February

26,

2022

of

$
8.1

million

will

be

recorded

over

a

weighted
average period of
2.3

years. Refer to Part II

Item 8, Notes to Consolidated

Financial Statements and Supplementary Data, Note
16: Stock Compensation Plans in our 2021 Annual Report for further information on our stock compensation plans.

Index

The Company’s restricted share activity for the thirty-nine weeks ended February 26, 2022 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 29, 2021
302,147
$
39.37
Granted
113,142
41.13
Vested
(90,778)
42.53
Forfeited
(3,932)
37.81
Outstanding, February 26, 2022
320,579
$
39.12
Note 13 - Commitments and Contingencies
Financial Instruments
The

Company

maintained

standby

letters

of

credit

(“LOCs”)

totaling

$
4.1

million

at

February

26,

2022,

which

were

issued
under

the

Company's

Credit

Facility.

The

outstanding

LOCs

are

for

the

benefit

of

certain

insurance

companies

and

are

not
recorded as a liability on the consolidated balance sheets.

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
8,

2021.

On

February

11,

2022,

the

Texas

Court

of

Appeals

heard

oral

argument

but

has

not

issued

a

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

Index

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

I Item

1A of

the 2021
Annual Report

(ii) the

risks and

hazards inherent

in the

shell egg

business (including

disease, pests,

weather

conditions, and
potential

for

product

recall),

including

but

not

limited

to

the

current

outbreak

of

highly

pathogenic

avian

influenza

(HPAI)
affecting poultry

in the

U.S., Canada

and other

countries (iii)

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

and rising

inflation and interest

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

42.7 million
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

market, and

distribute EB

and Land

O'Lakes
branded

eggs,

both

directly

and

through

our

joint

ventures

Specialty

Eggs,

LLC

and

Southwest

Specialty

Eggs,

LLC,

under
exclusive

license

agreements

in

Alabama,

Arizona,

Florida,

Georgia,

Louisiana,

Mississippi

and

Texas

and

in

portions

of
Arkansas, California, Nevada,

North Carolina,

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

Large, Southeast Regional Egg Market Price per dozen eggs
(“UB southeast large index”) for the first three quarters of fiscal year 2022 ranged from a low of $1.00 in June 2021 to a high of
$2.06 in February 2022.

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
went into effect January

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

Christmas

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

679
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
In

the third

quarters of

fiscal 2022

and 2021,

we spent

approximately $534

thousand and

$397 thousand

(excluding medical
insurance claims)

related to

the pandemic

and its

effects,

respectively.

The majority

of these

expenses in

fiscal 2022

resulted
from additional labor

costs and increased

cost of packaging

materials, primarily reflected

in cost of

sales. In

fiscal 2021, most
of

these

expenses

related

to

additional

labor

costs,

primarily

reflected

in

cost

of

sales.

Medical

insurance

claims

related

to
COVID-19 paid during the third quarter of

fiscal 2022 were an additional $424 thousand as

compared to $322 thousand paid in
the comparable quarter in fiscal 2021.

Index

For

the

thirty-nine

weeks

ended

2022

and

2021,

we

spent

approximately

$1.8

million

(excluding

medical

insurance

claims)
related to

the pandemic

and its

effects. The

majority of

these expenses

in fiscal

2022 resulted

from additional

labor costs

and
increased

cost

of

packaging

materials,

primarily

reflected

in

cost

of

sales.

In

fiscal

2021,

most

of

these

expenses

related

to
additional labor costs, primarily reflected in cost of sales. Medical insurance claims related to COVID-19 paid during the thirty-
nine

weeks

ended 2022

were

an

additional $1.6

million

as compared

to $1.1

million paid

in

the comparable

period

in

fiscal
2021.
EXECUTIVE OVERVIEW
For the third

quarter of fiscal

2022, we recorded

a gross profit

of $91.6 million

compared to $47.5

million for the

same period
of

fiscal

2021,

with

the

increase

due

primarily

to

higher

shell

egg

prices

and

increased

volume

of

specialty

eggs.

Our

total
dozens sold

increased 2.8%

to 287.7

million dozen

shell eggs

for

the third

quarter of

fiscal 2022

compared to

279.7

million
dozen for

the same

period of

fiscal

2021. For

the third

quarter of

fiscal 2022,

conventional dozens

sold decreased

5.2%

and
specialty dozens sold increased 24.1%

as compared to the same

quarter in fiscal 2021. Specialty

dozens sold increased as more
cage-free facilities came into production, retailers continue shift to selling cage-free products and cage-free legislation went into full effect in California on January 1, 2022.
The

daily

average

price

for

the

UB

southeast

large

index

for

the

third

quarter

of

fiscal

2022

increased

46.8%

from

the
comparable period

in

the

prior year.

Our

net

average

selling price

per

dozen

for

the

third

quarter

of

fiscal

2022

was

$1.612
compared

to $1.246

in the

prior-year

period.

Hen numbers

reported by

the USDA

as of

March 1,

2022, were

322.7 million,
which is

approximately 5.4

million less

hens than

the comparable

period of

the prior

year.

The USDA

also reported

that the
hatch

from

October

2021

through

February

2022

decreased

5.5%

compared

to

the

prior-year

period.

As

of

March

1,

2022,
table-type eggs in incubators totaled 55.4 million, a decrease of 7.6% versus the prior-year period.
We

are

closely

monitoring the

recently reported

outbreaks of

highly pathogenic

avian influenza

(“HPAI”).

According

to

the
U.S.

Centers for

Disease Control

and Prevention,

these detections
do not present an immediate public health concern
.

There
have been no positive tests for HPAI

at any Cal-Maine Foods’ owned or contracted production facility to date. As of March 28,
2022, the USDA

division of Animal

and Plant Health

Inspection Service (“APHIS”),

reported that approximately

11.5 million
commercial layer

hens or

about 3.6%

of the

table egg

layer flock

based on

February 2022

reported layer

numbers, have

been
depopulated due to

HPAI.

Pullets impacted comprise

approximately 830,000, or

about 0.7 percent

of the February

2022 pullet
inventory. We

believe we have implemented and continue to maintain robust biosecurity programs across our locations. We are
also working

closely with

federal, state

and local

government officials

and focused

industry groups to

mitigate the

risk of

this
and future outbreaks and effectively manage our response, if needed.

Our farm production costs

per dozen produced for

the third quarter of

fiscal 2022 increased 16.9%,

or $0.132, compared to

the
third quarter

of fiscal

2021. This

increase was

primarily due

to increased

prices for

feed ingredients.

For the

third quarter

of
fiscal 2022, the average

Chicago Board of Trade

(“CBOT”) daily market price

was $6.13 per

bushel for corn and

$412 per ton
for soybean meal, representing an increase of 23.5% and a decrease of 2.5%, respectively, compared to the average daily CBOT prices for

the comparable

period in

the prior

year.

Other farm

production

costs for

the third

quarter of

fiscal 2022

increased
11.8% versus the comparable period in the prior fiscal year, driven by higher flock amortization and facility expense.
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
Also, during

October 2021,

we announced

that our

Board of

Directors approved

a $23.0

million capital

project to

expand our
cage-free egg production at our

Okeechobee, Florida, production facility.

The project is designed

to include the construction of
two cage-free layer houses and one cage-free

pullet house with capacity for approximately 400,000

cage-free hens and 210,000
pullets, respectively.

Construction has

commenced, with

first pullet

placements planned

by mid-May

2022 and

the first

layer

Index

house planned to be finished by October 1, 2022, with project completion expected by February 1, 2023. The Company plans to fund the project through a combination of available cash on hand, investments and operating cash flow.
Effective December 5,

2021, we made

an additional investment

in our joint

venture Southwest Specialty Eggs,

LLC to acquire
warehouse

and

distribution

capability

to

expand

Southwest

Specialty

Eggs,

LLC’s

customer

base

in the

southern
California, Arizona and Nevada

markets. This strategic investment

is proving to

be incrementally

accretive as additional

cases
of

specialty

and

cage-free

eggs

began

distribution

through

the

warehouse

in

early

December

as

customers

prepared

for

the
California’s January 1, 2022 cage-free mandate.
RESULTS OF OPERATIONS
The following table sets

forth, for the periods

indicated, certain items from

our Condensed Consolidated Statements

of Income
expressed as a percentage of net sales.
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022
February 27, 2021 February 26, 2022 February 27, 2021
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 80.8% 86.8% 88.0% 87.7%
Gross profit 19.2% 13.2% 12.0% 12.3%
Selling, general and administrative 11.0% 13.3% 12.4% 13.6%
(Gain) loss on disposal of fixed assets (0.1) % 0.1% (0.2) % — %
Operating income (loss) 8.3% (0.2) % (0.2) % (1.3) %
Total other income, net 2.8% 3.4% 1.8% 1.5%
Income before income taxes 11.1% 3.2% 1.6% 0.2%
Income tax expense (benefit) 2.8% (0.5) % (0.2) % (0.4) %
Net income 8.3% 3.7% 1.8% 0.6%
NET SALES
Total net

sales for the third quarter of

fiscal 2022 were $477.5 million compared

to $359.1 million for the same

period of fiscal
2021.
Net shell egg

sales represented 97.3%

and 97.5% of

total net sales

for the

third quarters of

fiscal 2022 and

2021, respectively.
Shell

egg

sales

classified

as

“Other”

represent

sales

of

hard-cooked

eggs,

hatching

eggs

and

other

miscellaneous

products
included with our shell egg operations.

Total

net sales

for the

thirty-nine weeks

ended February

26, 2022

were $1,184.2

million, compared

to $999.2

million for

the
comparable period of fiscal 2021.
Net

shell

egg

sales

represented

97.2%

and

97.4%

of

total

net

sales

for

the

thirty-nine

weeks

ended

February

26,

2022

and
February 27, 2021, respectively.

Total

conventional

dozens

sold

for

the

first,

second

and

third

quarters

were

183.9

million,

192.1

million

and

192.5

million,
respectively.

Total

specialty

dozens

sold

for

the

first,

second

and

third

quarters

were

70.8

million,

77.4

million

and

95.1
million, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021 February 26, 2022 February 27, 2021
Total net sales $ 477,485 $ 359,080 $ 1,184,195 $ 999,189
Conventional $ 280,633 60.4% $ 203,189 58.0% $ 685,678 59.6% $ 560,297 57.5%
Specialty 182,945 39.4% 145,210 41.5% 462,319 40.2% 408,537 42.0%
Egg sales, net 463,578 99.8% 348,399 99.5% 1,147,997 99.8% 968,834 99.5%
Other 1,158 0.2% 1,583 0.5% 2,682 0.2% 4,619 0.5%
Net shell egg sales $ 464,736 100.0% $ 349,982 100.0% $ 1,150,679 100.0% $ 973,453 100.0%
Net shell egg sales as a
percent of total net sales 97.3% 97.5% 97.2% 97.4%
Dozens sold:
Conventional 192,511 66.9% 203,070 72.6% 568,511 70.0% 599,625 73.4%
Specialty 95,140 33.1% 76,645 27.4% 243,310 30.0% 217,735 26.6%
Total dozens sold 287,651 100.0% 279,715 100.0% 811,821 100.0% 817,360 100.0%
Net average selling price per
dozen:
Conventional $ 1.458 $ 1.001 $ 1.206 $ 0.934
Specialty $ 1.923 $ 1.895 $ 1.900 $ 1.876
All shell eggs $ 1.612 $ 1.246 $ 1.414 $ 1.185
Egg products sales:

Egg products net sales 12,749 9,098 33,516 25,736
Pounds sold 15,947 15,569 47,225 46,565
Net average selling price per
pound 0.799 0.584 0.710 0.553
Shell egg net sales
Third Quarter – Fiscal 2022 vs. Fiscal 2021
-
In

the

third

quarter of

fiscal 2022,

conventional

egg

sales

increased

$77.4

million,

or

38.1%,

compared

to

the

third
quarter of fiscal

2021, primarily due

to the increase

in price for

conventional shell eggs,

partially offset

by a decrease
in volume

of conventional

eggs sold.

Changes in

price resulted

in a

$88.0 million

increase and

the change

in volume
resulted in a $10.6 million decrease in net sales, respectively.
- We believe prices for conventional eggs were positively impacted by a better alignment of the conventional production layer

hen

flock

and

customer

and

consumer

demand.

According

to

reports

from

the

USDA,

the

average

number

of
hens producing

white and

brown conventional

eggs for

February 2022

decreased 31.7

million, or

13.1%, versus

the
prior-year

comparable period.

USDA Agriculture

Marketing

Service reported

shell

eggs

broken for

foodservice and
further processing

increased 7.9% compared

to the

comparable prior-year

period. We

believe lower

conventional egg
prices in the prior-year period were primarily tied to a surplus of conventional eggs entering the retail channel from the foodservice channel exceeding demand during this phase of the pandemic.
-
Conventional

egg

volume

sales

decreased

5.2%.

We

believe

many

consumers

have

evolved

their

preferences

to
purchase higher-priced specialty eggs for at-home meal preparation due to the perceived health and welfare benefits of
specialty eggs, various state laws

mandating the sale of cage-free

and the public commitments by

most retailers to sell
more cage-free

products. Per

Information Resources,

Inc. (“IRI”),

Total

US –

Multi Outlet,

conventional white

shell
egg

dozens

sales

decreased

13.7%

during

the

latest

13

weeks

ended

February

27,

2022

versus

the

prior-year
comparable period.
-
Specialty egg sales increased

$37.7 million, or 26.0%,

in the third quarter

of fiscal 2022 compared

to the third quarter
of

fiscal

2021,

primarily

due

to

a

24.1%

increase

in

the

volume

of

specialty

eggs

sold,

which

resulted

in

a

$35.0
million increase in

net sales. Per

IRI, Total

US – Multi

Outlet for the

latest 13 weeks

ended February 27,

2022, cage-
free eggs

dozens sold

(including free-range,

pasture-raised and

organic) increased

21.3%. We

believe this

increase in

Index

demand is due

to California’s

cage-free mandate going

into-effect January

1, 2022,

as well

as more retailers’

shifting
to selling more cage-free products.
-
Our specialty egg

sales in

the third quarter

of fiscal

2022 versus

the prior-year

period benefitted from

our acquisition
of

the remaining

50% membership

interest in

Red River,

which helped

drive our

cage-free egg

sales. Our

cage-free
sales

also

benefitted

from

our

continued

investment

in

expanded

cage-free

capabilities

as

additional

cage-free
production capacity came online during the quarter. Cage-free egg sales for the first, second and third quarters of fiscal
2022 were 22.3%, 22.4% and 24.1% of our total net shell egg sales, respectively.
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
-
For

the

thirty-nine

weeks

ended

February

26,

2022,

conventional

egg

sales

increased

$125.4

million

or

22.4%
compared

to

the

same period

of

fiscal 2021,

primarily

due

to

the

increase in

price,

partially

offset

by

a

decrease in
volume

of

conventional

eggs

sold.

Changes

in

price

resulted

in

a

$154.6

million

increase

and

change

in

volume
resulted in a $29.1 million decrease in net sales, respectively.
- We believe prices for conventional eggs were positively impacted by a better alignment of the conventional production layer hen flock and customer and consumer demand.

USDA Agriculture Marketing Service reported shell eggs broken for

foodservice

and

further

processing

increased

10.2%

compared

to

the

comparable

prior-year

period.

We

believe
lower conventional

egg prices

in the

prior-year period

were primarily

tied to

a surplus

of conventional

eggs entering
the retail channel from the foodservice channel exceeding demand during this phase of the pandemic.
-
The decrease in

volume of conventional

eggs sold was

primarily due to

elevated retail demand

during the first

half of
fiscal 2021

due to

consumers’ preferences

to purchase

eggs for

in-home meal

preparation due

to the

pandemic. We
saw this consumer

preference begin to

shift in the

fourth quarter of

fiscal 2021 as

consumers began to

resume out-of-
home

dining

and

prepare

fewer

meals

at

home.

Per

Information

Resources,

Inc.

(“IRI”),

Total

US

–

Multi

Outlet,
conventional white shell egg dozens sales decreased 12.6% during the latest 39 weeks ended February 27, 2022 versus
the prior-year comparable period.
-
Specialty egg sales increased $53.8

million, or 13.2%, for the

thirty-nine weeks ended February 26, 2022

compared to
the same period of

fiscal 2021, primarily due

to an 11.7%

increase in the volume

of specialty dozens sold

and a slight
increase in specialty egg prices. Changes in price resulted in a $5.8 million increase and change in volume resulted in a
$48.0 million increase in net sales,

respectively. We

also benefitted from our additional cage-free

production capacity.
Cage-free egg sales for the thirty-nine weeks ended February 26, 2022 were 23.0% of our total net shell egg sales.
Egg products net sales
Third Quarter – Fiscal 2022 vs. Fiscal 2021
-
Egg

products

net

sales

increased

$3.7

million

or

40.1%

for

the

third

quarter

of

fiscal

2022

compared

to

the

same
period of fiscal 2021,

primarily due to a

36.8% selling price increase,

which had a $3.4

million positive impact on

net
sales.
-
Selling prices for egg products in

the third quarter of fiscal 2021

were negatively impacted by a decline in

foodservice
demand due

to the

pandemic. Our

egg products

net average

selling price

increased in

the third

quarter of

fiscal 2022
compared to

the same

period in

fiscal 2021

as foodservice

channel demand

has begun

to shift

more to

pre-pandemic
levels.
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
-
Egg products

net sales

increased $7.8

million or

30.2%, primarily

due to

a 28.4%

selling price

increase compared

to
the first thirty-nine weeks of fiscal 2021, which had a $7.4 million positive impact on net sales.
-
Our egg products

net average selling

price increased in

the thirty-nine weeks

end February 26,

2022, compared to

the
same

period

in

fiscal

2021

as

foodservice

channel

demand

has

begun

to

shift

more

towards

pre-pandemic

levels.
Selling

prices

for

egg

products

in

the

thirty-nine

weeks

ended

February

27,

2021

were

negatively

impacted

by

a
decline in foodservice

demand during the

more restrictive phases

of governmental and

business shutdowns due

to the
pandemic.

Index

COST OF SALES
Costs of sales for

the third quarter of

fiscal 2022 were $385.9

million compared to $311.6

million for the same

period of fiscal
2021. For the

thirty-nine weeks ended

February 26, 2022

and February 27,

2021, total cost

of sales were

$1,042.2 million and
$876.5 million, respectively.
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
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 26,
2022
February 27,
2021
%
Change
February 26,
2022
February 27,
2021
%
Change
Cost of Sales:
Farm production $ 239,389 $ 190,883 25.4% $ 668,855 $ 531,877 25.8%
Processing, packaging, and warehouse 77,116 63,640 21.2 211,649 187,014 13.2
Egg purchases and other (including
change in inventory) 59,135 50,443 17.2 133,968 137,001 (2.2)
Total shell eggs 375,640 304,966 23.2 1,014,472 855,892 18.5
Egg products 10,263 6,597 55.6 27,749 20,565 34.9
Total $ 385,903 $ 311,563 23.9% $ 1,042,221 $ 876,457 18.9%
Farm production costs (per dozen
produced)
Feed $ 0.562 $ 0.467 20.3% $ 0.546 $ 0.422 29.4%
Other $ 0.350 $ 0.313 11.8% $ 0.350 $ 0.318 10.1%
Total $ 0.912 $ 0.780 16.9% $ 0.896 $ 0.740 21.1%
Outside egg purchases (average cost per
dozen) $ 1.75 $ 1.26 38.9% $ 1.57 $ 1.23 27.6%
Dozens produced 264,433 248,130 6.6% 757,677 731,205 3.6%
Percent produced to sold 91.9% 88.7% 3.6% 93.3% 89.5% 4.2%
Farm Production
Third Quarter – Fiscal 2022 vs. Fiscal 2021
-
Feed

costs per

dozen

produced

increased 20.3%

in

the

third

quarter

of

fiscal

2022

compared

to

the third

quarter of
fiscal 2021.

This increase

was primarily

due

to

increased prices

for

corn, our

primary feed

ingredient. For

the

third
quarter

of

fiscal 2022,

the

average

daily

Chicago

Board

of

Trade

(“CBOT”) market

price

was

$6.13 per

bushel

for
corn representing an increase of 23.5 percent compared to the average daily CBOT prices for the third quarter of fiscal
2021.

-
Other farm

production costs

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
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
-
Feed

costs per

dozen

produced

increased

29.4%

in

the

thirty-nine weeks

ended

February 26,

2022

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

Index

- We had higher facility expense as more cage-free facilities came into production.
Processing, packaging, and warehouse
Third Quarter – Fiscal 2022 vs. Fiscal 2021
-
Cost of

packaging materials

increased 17.7%

compared to

the third

quarter of

fiscal 2021

as supply

chain constraints
initially

caused

by

the

pandemic

increased

costs

for

packaging

products

and

manufacturers

implemented

pandemic
surcharges.

Costs also increased due to rising inflation.
-
Labor costs increased

16.3% due to

wage increases in

response to labor

shortages, primarily due

to the pandemic

and
its effects.
-
Dozens

processed

increased

6.6%

compared

to

the

third

quarter

of

fiscal

2021,

which

resulted

in

a

$4.5

million
increase in costs.
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
-
Cost of

packaging materials

increased 10.8%

compared to

the thirty-nine

weeks ended

February 27,

2021 as

supply
chain

constraints

initially

caused

by

the

pandemic

increased

costs

for

packaging

products

and

manufacturers
implemented pandemic surcharges.

Costs also increased due to rising inflation.
-
Labor costs increased

15.3% due to

wage increases in

response to labor

shortages, primarily due

to the pandemic

and
its effects.
-
Dozens processed increased 3.2%

compared to the thirty-nine

weeks ended February 27,

2021, which resulted in

$6.1
million increase in costs.
Egg purchases and other (including change in inventory)
Third Quarter – Fiscal 2022 vs. Fiscal 2021
-
Costs in

this category

increased primarily

due to

higher egg

prices, partially

offset

by the

decrease in

the volume

of
outside egg purchases, as our percentage of produced to sold increased to 91.9% from 88.7%.
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
-
Costs

in

this

category

decreased

primarily

due

to

the

decrease

in

the

volume

of

outside

egg

purchases,

as

our
percentage of produced to sold increased to 93.3% from 89.5%, partially offset by higher egg prices.
Looking

forward

throughout

the

rest

of

fiscal

2022,

market

indications

point

to

higher

corn

and

soybean

prices

and

higher
volatility tied to the Russia-Ukraine war and higher export demand.
GROSS PROFIT

Gross profit for the third quarter of fiscal 2022

was $91.6 million compared to $47.5 million for the

same period of fiscal 2021.
The increase of $44.1 million was primarily due to higher egg prices as well as the increased volume of specialty eggs, partially offset by the increased cost of feed ingredients and processing costs.
Gross profit

for the

thirty-nine weeks

ended February

26, 2022

was $142.0

million compared

to $122.7

million for

the same
period of fiscal

2021. The increase

of $19.3 million

was primarily due

to higher egg

prices as well

as the increased

volume of
specialty eggs, partially offset by the increased cost of feed ingredients and processing costs.

Index

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks Ended
February 26, 2022 February 27, 2021 $ Change % Change
Specialty egg expense $ 17,318 $ 16,162 $ 1,156 7.2%
Delivery expense 16,440 13,359 3,081 23.1%
Payroll, taxes and benefits 11,398 10,195 1,203 11.8%
Stock compensation expense 1,007 964 43 4.5%
Other expenses 6,523 6,976 (453) (6.5) %
Total $ 52,686 $ 47,656 $ 5,030 10.6%
Third Quarter – Fiscal 2022 vs. Fiscal 2021
Specialty egg expense
-
Specialty egg

expense which

includes franchise

fees, advertising

and promotion

costs generally

tracks with

specialty
egg volumes

which were

up 24.1%

for the

third quarter

of fiscal

2022 compared

to the

same period

of fiscal

2021.

Specialty dozens

sold to

outside distributors

including unconsolidated

affiliates, Specialty

Eggs, LLC

and Southwest
Specialty Eggs, LLC, increased which reduced related costs that we generally incur for specialty egg sales to retailers.

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Payroll, taxes and benefits expense
-
The increase in payroll, taxes and benefits

is primarily due to increased wages for standard annual

raises as well as the
addition of Red River. The accrual for anticipated performance-based bonuses also increased.
Thirty-nine Weeks Ended
February 26, 2022 February 27, 2021
$ Change % Change
Specialty egg expense $ 45,295 $ 42,898 $ 2,397 5.6%
Delivery expense 44,771 38,905 5,866 15.1%
Payroll, taxes and benefits 32,640 31,526 1,114 3.5%
Stock compensation expense 2,983 2,789 194 7.0%
Other expenses 21,302 19,376 1,926 9.9%
Total $ 146,991 $ 135,494 $ 11,497 8.5%
Thirty-nine weeks – Fiscal 2022 vs. Fiscal 2021
Specialty egg expense
-
Specialty egg

expense which

includes franchise

fees, advertising

and promotion

costs generally

tracks with

specialty
egg volumes

which were

up 11.7%

for the

thirty-nine weeks end

February 26,

2022, compared

to the

same period

of
fiscal 2021.

Specialty dozens sold to outside distributors including unconsolidated affiliates,

Specialty Eggs, LLC and
Southwest Specialty Eggs,

LLC, increased which

reduced related costs

that we generally

incur for specialty

egg sales
to retailers.

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Other expenses
-
The increase in other

expenses is primarily due

to property losses

incurred that were not

covered by insurance as

well
as increased premiums for property and casualty insurance programs.

Index

OPERATING

INCOME (LOSS)
For

the

third

quarter

of

fiscal

2022,

we

recorded

operating

income

of

$39.6

million

compared

to

operating

loss

of

$493
thousand for the same period of fiscal 2021.
For the thirty-nine weeks ended February 26, 2022, we recorded an operating loss of $2.2 million compared to an operating loss of $13.2 million for the same period of fiscal 2021.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For

the

third

quarter

of

fiscal

2022,

we

earned

$205

thousand

of

interest

income

compared

to

$661

thousand

for

the

same
period

of

fiscal

2021.

The

decrease

resulted

from

significantly

lower

investment

balances.

The

Company

recorded

interest
expense

of

$126

thousand

and

$70

thousand

for

the

third

quarters

ended

February

26,

2022

and

February

27,

2021,
respectively.
For the

thirty-nine weeks ended

February 26, 2022,

we earned

$702 thousand

of interest

income compared to

$2.4 million

for
the

same

period

of

fiscal

2021.

The

decrease

resulted

from

significantly lower

investment balances.

The

Company

recorded
interest

expense

of

$262

thousand

and

$205

thousand

for

the

thirty-nine

weeks

ended

February

26,

2022

and

February

27,
2021, respectively.
Patronage dividends, which represent distributions from our membership in Eggland’s Best, Inc. were $10.1 million and $9.0 million for the thirteen and thirty-nine weeks ended February 26, 2022 and February 27, 2021, respectively. Patronage dividends are paid once a year based on the profits of Eggland’s Best as well as its available cash.
For the third

quarter of fiscal

2022, equity income

of unconsolidated entities

was $1.8 million

compared to $1.9

million in the
prior-year period.
For the thirty-nine weeks ended February 26, 2022, equity income of unconsolidated entities was $2.2 million compared to $1.9 million in the prior-year period.
Other, net for

the third quarter ended February 26, 2022,

was income of $1.1 million compared

to income of $537 thousand for
the same period of fiscal 2021.
Other, net

for the thirty-nine

weeks ended February

26, 2022, was

income of $8.2

million compared to

income of $1.5

million
for the

same period

of fiscal

2021.

The majority

of the

increase is

due

to our

acquisition of

the remaining

50% membership
interest in

Red River

as we

recognized a

$4.5 million

gain due

to the

remeasurement of our

equity investment,

along with

the
$1.4 million payment related to review and adjustment of our various marketing agreements.
INCOME TAXES
For the

third quarter of

fiscal 2022,

pre-tax income was

$53.0 million compared

to $11.8

million for the

same period of

fiscal
2021. We

recorded income tax expense

of $13.6 million for

the third quarter of

fiscal 2022, which reflects

an effective tax

rate
of 25.6%.

Excluding the impact of discrete

items related to a

$5.0 million net tax

benefit recorded in the

third quarter of fiscal
2021 in connection

with the Coronavirus

Aid, Relief, and

Economic Security Act

(the “CARES Act”),

income tax expense

for
the comparable period of fiscal 2021 was $3.3 million, which reflects an adjusted effective tax rate of 27.9%.
For the

thirty-nine weeks

ended February

26, 2022,

pre-tax income

was $19.7

million compared

to $2.2

million for

the same
period of fiscal 2021. We

recorded an income tax benefit of $2.9 million, which includes the discrete tax benefit of $8.3 million as discussed

in
Note 2 – Acquisition

of the

Notes to

Condensed Consolidated

Financial Statements

in this

Quarterly Report.
Excluding the discrete tax benefit, income tax

expense was $5.3 million with an

adjusted effective tax rate of 27.3%,

compared
to income tax expense

of $934 thousand for the

comparable period of fiscal 2021,

which reflects an effective

tax rate of 41.8%
excluding the impact of the $5.0 million discrete net tax benefit recorded in connection with the CARES Act.

Our effective tax rate differs

from the federal statutory income tax rate

due to state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax

Index

purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income attributable to Cal-Maine Foods, Inc. for the third quarter ended February 26, 2022, was $39.5 million, or $0.81 per basic and

diluted common

share, compared

to net

income attributable

to Cal-Maine

Foods, Inc.

of $13.5

million or

$0.28 per
basic and diluted common share for the same period of fiscal 2021.
Net

income

attributable

to

Cal-Maine

Foods,

Inc.

for

the

thirty-nine

weeks

ended

February

26,

2022,

was

$22.7

million,

or
$0.46 per

basic and

diluted common

share, compared

to net

income attributable

to Cal-Maine

Foods, Inc.

of $6.3

million or
$0.13 per basic and diluted common share for the same period of fiscal 2021.
CAPITAL RESOURCES AND LIQUIDITY
Our working capital at February

26, 2022 was $401.3 million,

compared to $429.8 million at

May 29, 2021. The

calculation of
working capital

is defined

as current

assets less

current liabilities.

Our current

ratio was

4.31 at

February 26,

2022, compared
with 5.77 at May 29, 2021.
We

had

no

long-term

debt

outstanding

at

February

26,

2022

or

May

29,

2021.

On

November

15,

2021,

we

entered

into

an
Amended and Restated Credit Agreement (the

“Credit Agreement”) with a five-year

term. The Credit Agreement amended

and
restated

the

Company’s

previously

existing

credit

agreement

dated

July

10,

2018.

The

Credit

Agreement

provides

for

an
increased senior secured

revolving credit facility

(the “Credit Facility”),

in an

initial aggregate principal

amount of up

to $250
million. As

of February

26, 2022,

no amounts

were borrowed

under the

Credit Facility.

We

have $4.1

million in

outstanding
standby

letters

of

credit,

issued

under

our

Credit

Facility

for

the

benefit

of

certain

insurance

companies.

For

additional
information,

see
Note 7 – Credit Facility

of

the

Notes

to

Condensed

Consolidated

Financial

Statements

included

in

this
Quarterly Report.

For the thirty-nine weeks ended February 26, 2022,

$20.8 million in net cash was provided by

operating activities, compared to
$14.7 million provided

by operating activities

for the comparable

period in fiscal

2021. This is

primarily due to

the higher egg
prices partially offset by increased costs of feed ingredients compared to the prior-year period.
We

continue to

invest in

our facilities,

with $49.2

million used

to purchase

property,

plant and

equipment for

the thirty-nine
weeks ended February

26, 2022, compared

to $73.8 million

in the same

period of fiscal

2021. We

also acquired the

remaining
50%

membership

interest

in

Red

River

during

our

first

quarter

of

fiscal

2022

for

$48.5

million.

Sales

and

maturities

of
investment

securities,

net

of

purchases,

were

$29.2

million

for

the

thirty-nine

weeks

ended

February

26,

2022,

compared

to
$25.8

million

for

the

comparable period

in

fiscal

2021.

We

received

$400

thousand

in

distributions

from

an

unconsolidated
entity in the first three quarters of fiscal 2022 compared to $5.8 million for the same period fiscal of 2021.

As of February 26, 2022, cash decreased $41.8 million

since May 29, 2021, compared to a decrease of

$25.2 million during the
same period of fiscal 2021.
We

continue to

monitor the

increasing demand

for cage-free

eggs and

to engage

with our

customers in

an effort

to achieve

a
smooth transition to meet their

announced commitment timeline for cage-free

egg sales. We

have invested approximately $502
million in facilities, equipment and related operations to expand our cage-free production starting with our first facility in 2008.
The following table presents material construction projects approved as of February 26, 2022 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of February
26, 2022
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2022 $ 130,918 108,579 22,339
Cage-Free Layer & Pullet Houses Fiscal 2023 24,752 6,262 18,490
$ 155,670 $ 114,841 $ 40,829
We believe our current cash balances, investments, cash flows from operations, and Credit Facility will be sufficient to fund our current capital needs.

Index

RECENTLY ISSUED/ADOPTED ACCOUNTING STANDARDS
For

information

on

changes

in

accounting

principles

and

new

accounting

policies,

see
Note 1 - Summary of Significant
Accounting Policies

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates are

those estimates

made in

accordance with

U.S. generally

accepted accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial condition

or results

of operations.

There have

been no

changes to

our critical

accounting estimates

identified in

our
2021 Annual Report.

Index

ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirty-six weeks ended February 26, 2022 from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report.
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of February 26, 2022 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no

change in our

internal control over

financial reporting that

occurred during the

quarter ended February

26, 2022
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2021

Annual
Report,

Part I

Item 3

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our third quarter 2022 share repurchases:
Issuer Purchases of Equity Securities
Total Number of Maximum Number
Shares Purchased of Shares that
Total Number Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
11/28/21 to 12/25/21 206 $ 36.32 — —
12/26/21 to 01/22/22 26,780 41.00 — —
01/23/22 to 02/26/22 — — — —
26,986 $ 40.96 — —
(1)

As permitted under our Amended and Restated 2012 Omnibus Long-Term

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

March 29, 2022
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:

March 29, 2022 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿