Form 10-K
period 2022-05-28
CAL-MAINE FOODS INC
filed 2022-07-19
CIK 16160

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-K

☑
ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year

Ended
May 28, 2022

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

2021, which

was the

date of

the last

business day

of the

registrant’s

most recently

completed second

fiscal
quarter, was $ 1,428,527,739 .
As of

July 19,

2022,
44,139,524

shares of

the registrant’s

Common Stock,

$0.01 par value,

and
4,800,000

shares of

the registrant’s

Class A
Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED

BY REFERENCE
The information called

for by Part

III of this Form

10-K is incorporated

herein by reference

from the registrant’s

Definitive Proxy Statement
for its 2022

annual meeting of

stockholders which will be

filed pursuant to

Regulation 14A not later

than 120 days

after the end

of the fiscal
year covered by this report.

Item

Page
Number

Part I

FORWARD -LOOKING STATEMENTS
1.
Business
3
1A.
Risk Factors
12
1B.
Unresolved Staff Comments
19
2.
Properties
19
3.
Legal Proceedings
20
4.
Mine Safety Disclosures
20

Part II

5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
20
6.
Reserved
22
7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
23
7A.
Quantitative and Qualitative Disclosures About Market Risk
34
8.
Financial Statements and Supplementary Data
35
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
61
9A.
Controls and Procedures
61
9B.
Other Information
63
9C.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
63

Part III

10.
Directors, Executive Officers and Corporate Governance
63
11.
Executive Compensation
63
12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
63
13.
Certain Relationships and Related Transactions, and Director Independence
63
14.
Principal Accounting Fees and Services
64

Part IV

15.
Exhibit and Financial Statement Schedules
64
16.
Form 10-K Summary
65
Signatures
66

PART

I.

FORWARD

-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the
“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to, among other things,
our shell egg business, including estimated future production data, expected construction schedules, projected construction costs, potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of

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

difficult to predict and
may be beyond

our control. The

factors that could

cause actual results

to differ

materially from

those projected

in the forward-
looking statements

include, among

others, (i)

the risk

factors set

forth in

Item 1A

Risk Factors

and elsewhere

in this

report as
well

as those

included

in other

reports

we file

from time

to time

with the

Securities

and

Exchange

Commission

(the “SEC”)
(including our Quarterly Reports on Form 10-Q and Current Reports

on Form 8-K), (ii) the risks and hazards inherent

in the shell
egg business (including disease, pests, weather conditions, and potential for product recall), including but not limited to the most recent outbreak of highly pathogenic avian influenza (“HPAI”)

affecting poultry in the U.S., Canada and other countries that was first detected in commercial

flocks in the U.S. in

February 2022, (iii) changes in

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

and interest rates, which

generally have been

exacerbated by Russia’s

invasion of
Ukraine starting

in February

2022, (vii)

our ability

to retain

existing customers,

acquire new

customers and

grow our

product
mix, and (viii) adverse results

in pending litigation matters. Readers

are cautioned not to place

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
Our

integrated

operations

consist

of

hatching

chicks,

growing

and

maintaining

flocks

of

pullets,

layers

and

breeders,
manufacturing feed, and

producing, processing, packaging, and

distributing shell eggs.

Layers are mature

female chickens, pullets
are female chickens usually less than 18 weeks of age, and breeders are male and female chickens used to produce fertile eggs to be hatched for egg production flocks. Our total flock as of May 28, 2022 consisted of approximately 42.2 million layers and 11.5 million pullets and breeders.
Many of our customers rely

on us to provide most of

their shell egg needs, including

specialty and conventional eggs.

Specialty
eggs encompass a broad range of products. We classify nutritionally enhanced,

cage-free, organic,

free-range, pasture-raised and
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

Throughout the Company’s history,

we have acquired other companies in our industry. Since 1989 through our fiscal year ended
May 28, 2022, we have completed 23 acquisitions ranging

in size from 160 thousand layers to 7.5 million layers. Most recently, effective on May 30, 2021, the Company acquired

the remaining 50% membership interest in Red River Valley

Egg Farm, LLC
(“Red River”),

which owns and

operates a specialty

shell egg production

complex that includes

1.7 million cage-free

hens. For
further

description

of

this

transaction,

refer

to

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial

Statements,
Note 2 –
Acquisition
.

In fiscal 2021,

we announced that

our Board of

Directors approved several

new capital projects

with an estimated

cost of $105
million to further

expand the Company’s

cage-free egg production

capabilities. These projects

include expanding

our cage-free
egg production at our

Okeechobee, Florida, production

facility. The

project is designed to include

the construction of two

cage-
free layer houses and one cage-free pullet house with capacity for approximately 400 thousand cage-free hens and 210 thousand pullets, respectively.

Construction is

well underway,

with the

first pullets

placed in

mid-May 2022,

the first

layer house

to be
finished by September 2022, and

with the second layer house and

project completion expected by January

2023. In Delta, Utah,
we

are

constructing

four

new

cage-free

layer

houses

and

two

pullet

house

conversions

with

capacity

for

approximately

810
thousand

cage-free

layer

hens,

which

is

expected

to

be

completed

by

fall

of

2023.

At

our

Guthrie,

Kentucky

farm,

we

are
converting existing facilities into nine

cage-free layer houses and

two pullet houses with

capacity for approximately 953 thousand
cage-free

hens,

which

is

expected

to

be

completed

by

spring

of

2025.

The

Company

plans

to

fund

these

projects

through

a
combination of available cash on hand, investments and operating cash flow.
In

October

2021,

we

announced

a

strategic

investment

in

MeadowCreek

Foods,

LLC,

that

will

specialize

in

high

value
commercial product solutions targeting specific needs in the food industry. For further description of this transaction, refer to “—
Egg Products” below.
Effective December 5, 2021, we made an additional investment in our joint venture Southwest Specialty Eggs, LLC (“Southwest
Specialty”), to

acquire

warehouse

and

distribution

capability

to

expand

Southwest

Specialty’

customer

base

in the

southern
California, Arizona and Nevada markets.

Subsequent

to

the

end

of

fourth

quarter

2022,

the

Company’s

Board

of

Directors

approved

a

capital

project

to

expand

the
Company’s

cage-free production

capabilities. The

proposed project

at Chase,

Kansas will

convert

existing conventional

layer
capacity to cage-free capacity for

approximately 1.5 million cage-free hens

and include remodels of

all remaining pullet facilities.
Work is expected

to commence immediately with project completion expected by year-end

2025.
When

we

use

“we,”

“us,”

“our,”

or

the

“Company”

in

this

report,

we

mean

Cal-Maine

Foods,

Inc.

and

our

consolidated
subsidiaries, unless otherwise indicated or the context otherwise requires. Our fiscal year 2022 ended May 28, 2022, and the first three fiscal quarters of fiscal

2022 ended August 28, 2021, November

27, 2021, and February 26, 2022.

All references herein to
a fiscal year means our fiscal year and all references to a year mean a calendar year.

Industry Background
According to the U.S.

Department of Agriculture (“USDA”) Agricultural

Marketing Service in 2021,

approximately 71% of table
eggs produced in the U.S.

were sold as shell

eggs, with 55.7% sold through food

at home outlets such

as grocery and convenience
stores, 11.9%

sold to food-away-from

home channels such as

restaurants and 3.7%

that are exported.

The USDA estimates that
29%

of

eggs

produced

in

the

U.S.

are

sold

as

egg

products

(shell

eggs

broken

and

sold

in

liquid,

frozen,

or

dried

form)

to
institutions (e.g. companies producing baked goods). For information about egg producers in the U.S., see “Competition” below.

We are closely monitoring the

latest outbreak of

highly pathogenic avian

influenza (“HPAI”) that was first

detected in commercial
flocks in the

U.S. in February

2022. According

to the U.S. Centers

for Disease Control

and Prevention, these

detections do not
present

an

immediate

public

health

concern.

There

have

been

no

positive

tests for

HPAI

at

any

Cal-Maine

Foods’

owned

or
contracted production facility as of July 19,

2022. The USDA division of Animal and

Plant Health Inspection Service (“APHIS”)
reported that approximately 30.7 million commercial layer hens have been depopulated due to HPAI, representing approximately
9.5%

of

the

table

layer

flock

based

on

February

2022

reported

layer

numbers.

Pullets

impacted

comprise

approximately

1.0
million. According to APHIS,

the most recently reported

outbreaks

of HPAI affecting commercial layer hens and

pullets occurred
June 7,

2022 and

June 9, 2022,

respectively.

We

believe the

HPAI

outbreak will

continue to

impact the

overall supply

of eggs
until the layer

hen flock is

fully replenished. While no

farm is immune

from HPAI, we believe we have

implemented and continue
to maintain robust

biosecurity programs across

our locations. We are

also working closely

with federal, state

and local

government
officials

and focused

industry groups

to mitigate

the risk

of this

and future

outbreaks and

effectively

manage our

response, if
needed.

Given

historical

consumption

trends,

we believe

in the

U.S. that

general demand

for eggs

increases basically

in line

with the
overall U.S.

population growth.

Specific events

can impact

egg consumption

in a

particular period,

as occurred

with the

2015

Urner Barry Egg Index: Southeast Region, White Large
Shell Egg price per dozen by fiscal year
$3.00
$2.00
$1.00
$-
$ per dozen
Q1
Q2
Q3
Q4
FY20
FY21
FY22
Five-year average

HPAI

outbreak,

the

pandemic,

and

the

most

recent

HPAI

outbreak.

For

example,

in

2015,

egg

consumption

decreased
approximately

3.4%

compared

with

2014,

primarily

tied

to

a

shortage

of

eggs

resulting

from

an

outbreak

of

HPAI

in

U.S.
commercial flocks in 2014 and 2015. In 2016, consumption rebounded and increased approximately 6.0% versus 2015 and 2.5%
versus

the

pre-shortage

level

of

2014.

According

to

the

USDA’s

Economic

Research

Service,

estimated

annual

per

capita
consumption in the United States between 2016 and 2021 varied, ranging from

271 to 288 eggs. In calendar year

2021, per capita
U.S. consumption was estimated to be 280 eggs,

or approximately 5.4 eggs per person per

week. The USDA calculates per capita
consumption by dividing total

shell egg disappearance in the

U.S. by the U.S.

population. Sales prices of

eggs are dependent upon
many factors other than consumption. For information about shell egg prices see “Prices for Shell Eggs” below.
Prices for Shell Eggs
Wholesale shell

egg sales

prices are

a critical

component of

revenue for

the Company.

Wholesale shell

egg prices

are volatile,
cyclical, and impacted

by a number

of factors, including

consumer demand, seasonal

fluctuations, the number

and productivity
of laying hens

in the U.S.,

the pandemic and

outbreaks of HPAI

.

While we use

several different

pricing mechanisms in

pricing
agreements with our customers,

we believe the majority

of conventional shell eggs

sold in the U.S. in

the retail and foodservice
channels are sold at prices

that take into account, in

varying ways, independently quoted

wholesale market prices,

such as those
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

egg prices rose in our

fourth quarter of fiscal

2022, due to the

reduced
supply related

to the

HPAI

outbreak first

detected in

commercial flocks

in February

2022 and

steady shell

egg demand.

In the
fourth quarter

of fiscal 2020

there was a

brief but

significant increase

in shell egg

demand from

retail consumers

related to the
onset of

the COVID-19

pandemic. The

actual prices

that we realize

on any

given transaction

will not necessarily

equal quoted
market

prices because

of the

individualized

terms that

we negotiate

with individual

customers which

are influenced

by many
factors.

Chicago Board of Trade: Observed fiscal period average daily prices
Soybean meal $ / ton
$650
$550
$450
$350
$250
Corn $ / bushel
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
1Q FY18
2Q FY18
3Q FY18
4Q FY18
1Q FY19
2Q FY19
3Q FY19
4Q FY19
1Q FY20
2Q FY20
3Q FY20
4Q FY20
1Q FY21
2Q FY21
3Q FY21
4Q FY21
1Q FY22
2Q FY22
3Q FY22
4Q FY22
Soybean meal
Corn

Specialty eggs

are typically

sold at

prices and

terms negotiated

directly with

customers. Historically,

prices for

specialty eggs
have

experienced

less

volatility

than

prices

for

conventional

shell

eggs

and

have

generally

been

higher

due

to

customer

and
consumer willingness to pay more for specialty eggs.
Feed Costs for Shell Egg Production
Feed is a primary cost component in

the production of shell eggs and

represented 61.9% of our fiscal 2022 farm

production costs.
We routinely fill our storage bins during harvest

season when prices for

feed ingredients are generally lower. To ensure continued
availability of feed

ingredients, we may

enter into contracts for

future purchases of

corn and soybean meal,

and as part of

these
contracts,

we

may

lock-in

the basis

portion

of

our

grain

purchases

several

months

in

advance.

Furthermore,

due

to

the more
limited

supply

for

organic

ingredients

we

may

commit

to

purchase

organic

ingredients

in

advance

to

help

assure

supply.
Ordinarily, we do not enter into long-term contracts beyond a year to purchase corn and soybean meal or hedge against increases in the prices

of corn and soybean meal. As the quality and composition

of feed is a critical factor in the nutritional value of shell eggs and health

of our chickens,

we formulate and

produce the vast

majority of our

own feed at our

feed mills located

near our
production plants. Our annual feed

requirements for fiscal 2022 were

1.9 million tons of finished

feed, of which we manufactured
1.8 million tons.

We

currently have

the capacity

to store

174 thousand

tons of

corn and

soybean meal,

and we

replenish these
stores as needed throughout the year.
Our primary feed ingredients, corn

and soybean meal, are commodities subject

to volatile price changes due to

weather, various
supply and

demand factors,

transportation and

storage costs,

speculators and

agricultural, energy

and trade

policies in

the U.S.
and internationally and

most recently the Russia-Ukraine

war. While we

do not import

corn or soy directly

from the region, the
Russia-Ukraine

war has

had

a negative

impact on

the worldwide

supply of

grain, including

corn, putting

upward pressure

on
prices.

We

purchase

the

vast

majority

of

our

corn

and

soybean

meal

from

U.S

sources

but

may

be

forced

to

purchase
internationally

when

U.S.

supplies are

not

readily

available.

Feed

grains

are

currently

available

from

an

adequate

number

of
sources in the U.S. As a point of

reference, a multi-year comparison of

the average of daily closing prices per

Chicago Board of
Trade for each period in our fiscal calendar are

shown below for corn and soybean meal:

Shell Egg Production
Our percentage of dozens produced to sold was

94.3%

of our total shell eggs sold in fiscal 2022,

with 91.7% of such production
coming from company-owned facilities,

and 8.3% from contract

producers. Under a

typical arrangement with

a contract producer,
we

own

the

flock,

furnish

all feed

and

critical

supplies,

own

the

shell

eggs

produced

and

assume

market

risks.

The contract
producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We grow the majority of our chicks in

our own breeder

farms and hatcheries

in a

computer-controlled environment and

obtain the balance

from commercial
sources.

After eggs are

produced, they are

cleaned, graded and

packaged. Substantially all

our farms have

modern “in-line” facilities

which
mechanically

gather,

clean,

grade

and

package

the

eggs

at

the

location

where

they

are

laid.

The

in-line

facilities

generate
significant efficiencies

and cost

savings compared

to the

cost of

eggs produced

from non-in-line

facilities, which

process eggs
that have

been laid

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

during fiscal 2022.

We believe our constant

focus on production

efficiencies and automation throughout
the supply chain enable us to be a low-cost supplier in our markets.
We

are proud

to have

created and

upheld

what we

believe is

a leading

poultry

Animal Welfare

Program

(“AWP”).

We

have
aligned our AWP with regulatory,

veterinary and our certifying bodies’ guidance to govern welfare of animals in our direct care, our contract

farmers’ care

and our farmer-suppliers’

care. We

continually review

our program

to monitor and

evolve standards
that

guide

how we

hatch

chicks,

rear

pullets

and

nurture

breeder

and

layer

hens.

At each

stage

of

our

animals’

lives, we

are
dedicated

to providing

welfare

conditions

aligned

to our

commitment

to

the principles

of

the

internationally

recognized
Five
Freedoms of Animal Welfare
. Our standards apply to

our enterprise and are

tailored for our owned and

contract grower operations
with oversights and approvals from senior members of our compliance team.
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
Specialty Eggs
We

are

one

of

the

largest

producers

and

marketers

of

value-added

specialty

shell

eggs

in

the

U.S.,

which

continues

to

be

a
significant and growing segment of the

market. We classify nutritionally enhanced, cage-free, organic,

free-range, pasture-raised,
and brown

eggs as

specialty

eggs for

accounting and

reporting purposes.

Specialty eggs

are intended

to meet

the demands

of
consumers who are sensitive to environmental, health and/or animal welfare issues.

As defined by the USDA, eggs packed in USDA grade

marked consumer packages labeled as cage-free

are laid by hens that are
able to roam vertically and horizontally in indoor houses and have access to fresh food and water.

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

several states
have

passed

legislation

requiring

the

sale

and

production

of

only

cage-free

eggs

within

this

time

period

and

other

states

are
considering

such requirements.

We

have

monitored,

and will

continue

to monitor,

this legislation

and any

legal challenges

to
these

new

laws.

Recently,

the

Supreme

Court

of

the

U.S.

announced

that

in

October

2022

it

will

review

a

case

challenging
California’s

Proposition 12

that requires the

sale of only

cage-free eggs in

that state. Our

customers typically

do not commit

to
long-term purchases

of specific quantities

or types

of eggs with

us, and as

a result, it

is difficult

to accurately

predict customer
requirements for

cage-free eggs.

We

are, however,

engaging with

our customers

in an

effort to

achieve a

smooth transition

in
meeting their announced goals and needs. Sales of cage-free eggs represented approximately 22.1%

of our shell egg revenues for
fiscal year 2022. At the end of

our fiscal 2021, our production capacity for cage-free

eggs exceeded our customers’ requirements;

however,

as our

customers have

continued to

transition to

meet consumer

demand and

comply with

their public

commitments
and evolving

legal requirements, and

as HPAI

has adversely

impacted cage-free

flocks, we believe

current supply

and demand
for cage-free eggs is more

balanced and expect demand

for cage-free eggs to continue

to increase. We

have invested significant
capital in recent years to acquire and construct cage-free facilities, and we expect our focus for future expansion will continue to
include cage-free facilities. At

the same time, we understand

the importance of our continued

ability to provide more affordable
conventional eggs in order to provide our customers with a variety of egg choices and to address hunger in our communities.
We are a member of the Eggland’s

Best, Inc. cooperative (“EB”) and produce, market, distribute and sell
Egg-Land’s

Best®

and
Land O’

Lakes®

branded eggs

under license

from EB at

our facilities under

EB guidelines.
Land O’

Lakes®

branded eggs

are
produced by hens that are fed a

whole-grain vegetarian diet. Our
Farmhouse Eggs
® brand eggs are produced at our

facilities by
cage-free hens

that are

provided with

a vegetarian

diet. We

market organic,

vegetarian and

omega-3 eggs

under our
4-Grain®
brand, which

consists of

conventional and

cage-free eggs.

We

also produce,

market and

distribute private

label specialty

shell
eggs to several customers.
Egg Products

Egg products are shell eggs broken

and sold in liquid, frozen, or

dried form. We

sell liquid and frozen egg products

primarily to
the institutional,

foodservice and

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
The new entity, located in Neosho, Missouri, will operate as MeadowCreek Foods, LLC (“MeadowCreek”). We have committed up to $18.5 million in debt and

equity capital to MeadowCreek for

the purchase of property and equipment

and to fund working
capital,

and

we

retained

a

controlling

interest

in

the venture.

We

will serve

as the

preferred

provider

to

supply

specialty and
conventional eggs that MeadowCreek needs to manufacture egg products. MeadowCreek’s marketing plan is designed to extend
our reach in the foodservice and retail marketplace and bring new opportunities in the restaurant, institutional and industrial food products arenas. We

anticipate that the MeadowCreek operation will initiate production late in our fiscal 2023 second quarter.
Summary of Conventional and Specialty Shell Egg and Egg Product

Sales
The

following

table

sets

forth

the

contribution

as

a

percentage

of

revenue

and

volumes

of

dozens

sold

of

conventional

and
specialty shell egg and egg product sales for the following fiscal years:
2022 2021 2020
Revenue Volume Revenue Volume Revenue Volume
Conventional Eggs 59.8% 69.0% 56.8% 73.2% 61.4% 76.1%
Specialty Eggs
Egg-Land’s Best® 19.2% 15.9% 20.9% 13.5% 19.2% 12.7%
Other Specialty Eggs 17.3% 15.1% 19.1% 13.3% 16.7% 11.2%
Total Specialty Eggs 36.5% 31.0% 40.0% 26.8% 35.9% 23.9%
Egg Products 3.4% 2.7% 2.3%
Marketing and Distribution
We

sell most of our

shell eggs in the

southwestern, southeastern, mid-western

and mid-Atlantic regions

of the U.S. through

our
extensive distribution network to a diverse group of customers, including national and regional grocery store chains, club stores,
companies

servicing independent

supermarkets

in the

U.S., foodservice

distributors

and egg

product consumers.

Some of

our
sales are

completed

through

co-pack

agreements

–

a

common

practice

in

the

industry

whereby

production

and

processing

of
certain products are outsourced to another producer.

Although we face intense competition from numerous

other companies, we
believe that we have the largest market share for the sale

of shell eggs in the grocery segment, including large U.S. food retailers.
We are a member of the Eggland’s

Best, Inc. cooperative and produce, market, distribute and sell EB and Land O'Lakes branded eggs, directly and through our joint

ventures,

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
Customers
Our top

three customers

accounted for

an aggregate of

45.9%, 48.6%

and 51.1% of

net sales dollars

for fiscal 2022

,

2021, and
2020,

respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

29.5%, 29.8%

and 32.1%

of net
sales dollars for fiscal 2022, 2021 and 2020, respectively.

In fiscal

2022,

approximately 87.5%

of our

revenue related

to sales

to retail

customers, 9.1%

to sales

to foodservice

providers
and 3.4%

to egg products

sales. Retail customers

include primarily

national and

regional grocery

store chains,

club stores, and
companies

servicing

independent

supermarkets

in the

U.S. Foodservice

customers

include

primarily

companies that

sell food
products and related items to restaurants, healthcare and education facilities and hotels.
Competition
The production, processing,

and distribution of shell

eggs is an intensely

competitive business, which

has traditionally attracted
large numbers of

producers in the United

States. Shell egg competition

is generally based on

price, service and product

quality.
The shell

egg production

industry remains

highly fragmented.

According to
Egg Industry

Magazine
, the

ten largest

producers
owned approximately

53% of industry

table egg layer

hens at year-end

2021 and 2020.

We

believe industry

consolidation may
continue,

and

we

plan

to

capitalize

on

opportunities

as

they

arise.

We

believe

further

concentration

could

result

in

reduced
cyclicality of shell egg prices, but no assurance can be given in that regard.
Seasonality
Retail sales of shell eggs historically have been highest during the fall and winter months and lowest during the summer months.
Prices for shell eggs fluctuate

in response to seasonal demand

factors and a natural

increase in egg production during

the spring
and early summer.

Historically,

shell egg prices tend

to increase with the

start of the school

year and tend

to be highest prior

to
holiday

periods,

particularly

Thanksgiving,

Christmas

and

Easter.

Consequently,

and

all

other

things

being

equal,

we

would
expect to experience

lower selling prices,

sales volumes and net

income (and may

incur net losses) in

our first and

fourth fiscal
quarters ending in August/September and May/June, respectively. Accordingly, we generally expect our need for working capital
to be highest during those quarters.
Growth Strategy
Our growth strategy is focused on remaining a

low-cost provider of shell eggs located near

our customers, offering our customers
choices

that

meet

their

requirements

for

eggs

and

egg

products

and

continuing

to

grow

our

focus

on

specialty

eggs

and

egg
products.

For

example,

our

recent

investment

in

MeadowCreek,

discussed

above,

is

intended

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
We own the trademarks Farmhouse Eggs® , Sunups® , Sunny Meadow®

and
4Grain®
. We produce and

market
Egg-Land's Best ®
and Land O’ Lakes
® branded eggs under

license agreements with

EB. We

believe these trademarks

and license agreements

are
important to our business.

Government Regulation
Our facilities and

operations are subject

to regulation by

various federal, state,

and local agencies,

including, but not

limited to,
the FDA,

USDA, Environmental

Protection

Agency

("EPA"),

Occupational

Safety and

Health Administration

("OSHA") and
corresponding state agencies or

laws. The applicable regulations relate

to grading, quality control,

labeling, sanitary control and
reuse or

disposal of

waste. Our

shell egg

facilities are

subject to

periodic USDA,

FDA, EPA

and OSHA

inspections. Our

feed
production facilities are

subject to FDA,

EPA

and OSHA regulation

and inspections. We

maintain our own

inspection program
to

monitor

compliance

with

our

own

standards

and

customer

specifications.

It

is

possible

that

we

will

be

required

to

incur
significant

costs

for

compliance

with

such

statutes

and

regulations.

In

the

future,

additional

rules

could

be

proposed

that,

if
adopted, could increase our costs.
Ten

states

have

passed

legislation

or

regulations

mandating

minimum

space

or

cage-free

requirements

for

egg

production

or
mandated the sale of

only cage-free eggs and

egg products in

their states, with implementation

of these laws ranging

from January
2022 to January 2026. These states represent approximately 27% of the U.S. total population according to the 2020 U.S. Census.
In California and

Massachusetts, which collectively represent

14% of the

total U.S. population

according to the

2020 U.S. Census,
cage-free legislation

went into

effect January

1, 2022.

However,

these laws

are subject

to judicial

challenge,

and the

Supreme
Court of the U.S. recently announced that in

October 2022 it will review a case

challenging California’s law that requires the sale
of only cage-free eggs in that state.

These laws have already effected

and, if upheld, will continue to

affect sourcing, production
and pricing of eggs (conventional as well as specialty) as the national demand for cage-free production could be greater than the
current

supply,

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
Human Capital Resources

As of May 28, 2022,

we had 2,985 employees, of whom 2,346 worked in egg

production, processing, and marketing, 197

worked
in

feed

mill operations

and 442, including

our

executive officers,

were

administrative

employees. Approximately

4.7% of

our
personnel

are

part-time, and we

utilize

temporary

employment

agencies

and

independent

contractors

to

augment

our
staffing needs when necessary. For fiscal 2022, the average monthly full-time equivalent for contingent workers was

1,046. None
of our employees are covered by a collective bargain

ing agreement. We consider

our relations with employees to be good.

Culture and Values

We

are

proud

to

be contributing corporate

citizens

where

we live

and

work and to

help create healthy,

prosperous
communities. Our

colleagues

help

us

continue

to

enhance our community

contributions,

which are driven

by
our longstanding culture that strives to promote an environment that upholds integrity and respect and provides opportunities for each colleague to

realize full

potential. These commitments are

encapsulated in the
Cal-Maine Foods Code

of Ethics

for Directors,
Officers and Employees and in our Human Rights Statement .

Health and Safety

Our top priority is the

health and safety of our

employees, who continue to produce

high-quality, affordable

egg choices for our
customers and contribute to

a stable food

supply. Our enterprise safety committee

comprises two corporate safety managers,

eight
area compliance

managers, 55

local site

compliance managers,

feed mill

managers and

general managers.

The committee

that
oversees health

and

safety regularly

reviews

our

written policies

and

changes

to

OSHA

regulation

standards

and

shares
information

as

it

relates

to

outcomes

from

incidents

in

order

to

improve

future

performance.

The

committee’s

goals

include
working to help ensure that our engagements with our consumers, customers, and regulators evidence our strong commitment to
our workers’ health and safety.

Our commitment to our colleagues’ health includes a strong

commitment to on-site worker safety,

including a focus on accident
prevention and life safety.

Our Safety and Health Program

is designed to promote best

practices that help prevent

and minimize
workplace accidents and illnesses. The scope of our Safety and Health

Program applies to all enterprise colleagues. Additionally,
to

help

protect

the health

and well-being

of

our

colleagues and

people

in our

value

chain,

we

require

that any

contractors

or
vendors

acknowledge

and

agree

to

comply

with

the

guidelines

governed

by

our

Safety

and

Health

Program.

At

each

of

our
locations, our

general managers

are expected

to uphold

and implement

our Employee

Safety and

Health Program

in alignment
with OSHA requirements. We believe that this program, which is reviewed annually by our senior management team,

contributes
to strong

safety outcomes. As

part of our

Safety and Health

Program, we

conduct multi-lingual training

that covers topics

such
as slip-and-fall

avoidance,

respiratory

protection,

prevention

of

hazardous

communication

of

chemicals,

the

proper

use

of
personal protective

equipment, hearing

conservation, emergency

response, lockout

and tagout of

equipment and forklift

safety,
among others.

We

have also installed dry

hydrogen peroxide biodefense

systems in our

processing facilities to

help protect our
colleagues’ respiratory health.

To help

drive our focus on

colleague safety,

we developed safety committees

at each of our sites
with employee representation from each department.

We

review

the success

of our

safety programs

on a

monthly basis

to monitor

their effectiveness

and

the development

of any
trends that need to be addressed. During fiscal year 2022 our recordable incident rates decreased by 6% compared to fiscal 2021.

Diversity, Equity and Inclusion

Our

culture seeks

to

embrace the

diversity

and

inclusion

of

all

our

team

members.

This

culture is driven

by

our

board

and
executive management team. Our board comprises seven members, four of whom are independent. Women comprise 29% of our
board and 14% of our board members identify as a racial or ethnic minority.

As of May 28, 2022, our total workforce comprised
29% women and 52%

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

76% of

our employees

are paid

at hourly

rates, with

the majority

paid at

rates above

the
federal minimum wage

requirement. We

offer our full-time

eligible employees a range

of benefits,

including company-paid life
insurance. The Company provides a comprehensive self-insured health plan and pays approximately 85% of the costs of the plan for

participating

employees

and

their

families

as

of

December

31,

2021. Recent

benchmarking

of

our health

plan
indicates comparable

benefits, at

lower

employee contributions, when compared

to an applicable

Agriculture

and
Food Manufacturing sector grouping, as well as peer group data.

In addition, we offer employees the opportunity to purchase an extensive range of other group

plan benefits, such as dental, vision,

accident, critical illness, disability

and voluntary life.

After
one

year

of

employment, full-time employees

who

meet

eligibility

requirements may

elect

to participate

in

our
KSOP retirement plan,

which

offers

a

range

of

investment

alternatives

and

includes

many positive features,

such

as
automatic enrollment with scheduled

automatic contribution

increases and loan

provisions. Regardless of

the

employees’ elections

to contribute

to

the

KSOP,

the

Company contributes shares

of Company

stock or

cash

equivalent

to 3%
of pre-tax earnings for each pay period that hours are worked.

We provide

extensive

training

and

development related

to

safety,

regulatory

compliance,

and

task

training. We invest

in
developing our future leaders through our Management Intern, Management

Trainee and informal mentoring programs.
Sustainability
We understand that climate, and

the potential consequences of climate change, freshwater availability and preservation of global biodiversity, in addition to

responsible management of

our flocks, are

vital to

the production of

high-quality eggs and

egg products
and to the success of our

Company. We have engaged in agricultural production for

more than 60

years. Our agricultural practices
continue to evolve as we continue to strive to meet the need for nutritious, affordable foods to feed a growing population even as we exercise responsible natural resource stewardship. We

plan to publish our most recent sustainability update on or around late
July 2022, which will be available on our website. Information contained in our website is not a part of this report.

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

Part

II.

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
prices

have

also

risen

during

periods

of

constrained

supply,

such

as

the

latest

highly

pathogenic

avian

influenza

(“HPAI”)
outbreak

that

was

first

detected

in

domestic

commercial

flocks

in

February

2022.

We

believe,

based

on

published

industry
estimates, that the HPAI outbreak has impacted approximately 30.7 million laying hens in 2022 through

June. During times when
prices are

high, the

egg industry

has typically

geared up

to produce

more eggs,

primarily by

increasing the

number of

layers,
which historically has ultimately resulted in an oversupply of eggs,

leading to a period of lower prices.

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

COVID-19 pandemic,

high-protein diet

trends, industry

advertising
campaigns

and

the

improved nutritional

reputation

of

eggs have

all contributed

at

one

time or

another

to

increased

shell egg
demand. However,

it is possible that the

demand for shell eggs

will decline in the future.

Adverse publicity relating

to health or
safety

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
Feed costs are the largest element of our shell

egg (farm) production cost, ranging from 55%

to 62% of total farm production cost
in the prior five fiscal

years. Although feed ingredients, primarily corn

and soybean meal, are

available from a number of

sources,
we do

not have

control over

the prices

of the

ingredients we

purchase, which

are affected

by weather,

various global

and U.S.
supply and demand

factors, transportation

and storage costs,

speculators, and

agricultural, energy

and trade policies

in the U.S.
and internationally and

most recently the Russia-Ukraine

war. While we

do not import

corn or soy directly

from the region, the
Russia-Ukraine

war has

had

a negative

impact on

the worldwide

supply of

grain, including

corn, putting

upward pressure

on
prices.

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

Shipment of contaminated

products, even if

inadvertent, could result

in a

violation
of law and

lead to increased

risk of exposure

to product liability

claims, product recalls

and scrutiny by

federal and state

regulatory
agencies. In

addition,

products

purchased

from

other

producers

could

contain

contaminants

that

might

be

inadvertently
redistributed by us. As such, we might decide or be required to recall a product if we, our customers

or regulators believe it poses
a potential

health risk.

Any product

recall could

result in

a loss

of consumer

confidence in

our products,

adversely affect

our
reputation

with existing

and potential

customers and

have a

material adverse

effect

on our

business, results

of operations

and
financial condition.
Agricultural risks, including outbreaks of avian

disease, could harm our business.

Our shell egg

production activities are

subject to a variety

of agricultural risks.

Unusual or extreme

weather conditions, disease
and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute. Outbreaks of avian
influenza among poultry occur periodically

worldwide and have occurred sporadically

in the U.S. Most recently,

an outbreak of
HPAI,

which

was

first

detected

in

February

2022,

impacted

the

industry.

Prior

to

2022,

there

was

another

significant

HPAI
outbreak in the U.S. impacting poultry during 2015. There have been no positive tests for HPAI at any Cal-Maine Foods’ owned
or contracted facility as

of July 19,

2022. The Company maintains

controls and procedures designed

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

2020, the

coronavirus ("COVID-19")

outbreak, characterized

as a

pandemic by

the World

Health Organization

on
March 11, 2020,

has caused significant

disruptions in international

and U.S. economies

and markets. The

effects of COVID-19
have had,

and may

continue to

have (if

a significant

resurgence occurs

including due

to variants

or related

strains of

the virus
become prevalent)

a negative impact on our business. Negative impacts have included, and may include in the future, disruptions
in

the

supply

chain

resulting

in

increased

costs

and

decreased

availability

of

packaging

supplies,

increased

labor

costs

and
increased medical costs.

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
demand

for

cage-free

eggs,

which

could

cause

our

acquisition

strategy

to

be

less-than-optimal

for

our

future

growth

and
profitability.

The

number

of existing

companies

with

cage-free

capacity

that

we

may

be

able

to

purchase

is

limited,

as

most
production of shell

eggs by other companies

in our markets currently

does not meet customer

demands or legal requirements

to
be designated

as cage-free.

Conversely,

if we

acquire cage-free

production capacity,

which is

more expensive

to purchase

and
operate, and customer

demands or legal

requirements for cage-free

eggs were to change,

the resulting lack

of demand for

cage-
free eggs may result in higher costs and lower profitability.
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

or

credit

facility

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

45.9%, 48.6% and

51.1% of net

sales dollars for

fiscal 2022,

2021, and
2020, respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

29.5%, 29.8%

and 32.1%

of net
sales dollars

for fiscal

2022, 2021,

and 2020,

respectively. Although

we have

established long-term

relationships with

most of
our customers

who continue

to purchase

from us

based on

our ability

to service

their needs,

they are

generally free

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

producing,
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

officers.
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
Labor is a primary component of our farm production costs. Our success is dependent upon recruiting, motivating, and retaining
staff to operate our farms. Approximately 76% of our employees are paid at hourly rates, often in entry-level positions. While all our employees are paid at

rates above the federal minimum wage

requirements, any significant increase

in local, state or federal
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

decreased

labor participation

rates or

changes in

government-provided

support or
immigration laws, particularly in times of lower unemployment,

could adversely affect our business and results of operations.

A
shortage of labor

available to

us could

cause our

farms to

operate with

reduced staff, which

could negatively impact

our production
capacity and efficiencies.

In fiscal 2021 and 2022, our labor costs increased primarily due to the pandemic and its effects, which
caused us

to increase

wages in

response to

labor shortages,

and these

trends may

continue.

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

three sisters (Mr.

Adams’ four
daughters)

beneficially

own,

directly

or

indirectly

through related

entities,

100%

of our

outstanding

Class

A

Common

Stock
(which has 10 votes per

share), controlling approximately 52.1%

of our total voting power.

Additionally,

such persons and Jean
Reed Adams (“Mrs.

Adams”), the

widow of

Mr.

Adams,

also have

additional voting

power due to

beneficial ownership

of our
Common Stock

(which has one

vote per share),

directly or indirectly

through related entities,

resulting in family

voting control
of approximately

57.5% of

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

to this report.

After the sale,

approximately 5.0 million shares

(the “Subject Shares”) remain subject

to potential
sale under the Agreement. The Agreement generally provides that if a holder of Subject Shares intends to sell any of the Subject
Shares, such party must give

the Company a right of first

refusal to purchase all or

any of such shares. The

price payable by the
Company to

purchase shares

pursuant to

the exercise

of the

right of

first refusal

will reflect

a 6%

discount to

the then-current
market price

based on

the 20

business-day

volume-weighted average

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

28, 2022,
there were

44,139,524 shares

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
to an

exclusively cage-free

egg supply

chain by

specified future

dates, in

some cases

subject to

available supply,

affordability
and consumer demand.

While we anticipate that

our retail and foodservice

customers will continue to

transition to selling cage-
free eggs given

public commitments, there

is no

assurance that this

transition will take

place or take

place according to

the timeline
of current cage-free commitments. For example, customers may accelerate their transition to stocking cage-free eggs, which may
challenge our

ability to

meet the

cage-free

volume needs

of those

customers and

result in

a loss

of shell

egg

sales. Similarly,
customers who

commit to

stock greater

proportional quantities

of cage-free

eggs are

under no

obligation to

continue to

do so,
which may

result in an

oversupply of

cage-free eggs and

result in lower

specialty egg

prices. In

addition,

legislation passed

by

states requiring

cage-free

sale of

eggs is

facing and

may continue

to face

legal challenges

and could

be stayed

or overturned.
These or other judicial

outcomes could also

lead to an

oversupply of cage-free eggs and

result in lower

specialty egg prices, which
could reduce the return on our capital investment in cage-free production.
Changing our infrastructure and operating procedures to conform to consumer preferences, customer demands and new laws has
resulted and

will continue

to result

in additional

costs, including

capital and

operating cost

increases. The

USDA reported

that
the estimated cage-free

flock is 103.6 million hens

as of July 1,

2022, which is

approximately 34.8% of

the total U.S. table

egg
layer hen population. These numbers reflect recent cage-free layer hen losses due to the HPAI outbreak. According to the USDA
Agricultural

Marketing

Service, approximately

221 million

hens,

or about

74.0% of

the U.S.

non-organic

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

If our
competitors obtain non-cancelable long-term contracts to

provide cage-free eggs to our

existing or potential customers, then

there
may be decreased

demand for our

cage-free eggs due

to these lost

potential sales. If

we and our

competitors increase

cage-free
egg

production

and

there

is

no

commensurate

increase

in

demand

for

cage-free

eggs,

this

overproduction

could

lead

to

an
oversupply

of

cage-free

eggs,

reducing

the

sales

price

for

specialty

eggs

and

our

return

on

capital

investments

in

cage-free
production.
Failure

to

comply

with

applicable

governmental

regulations,

including

environmental

regulations,

could

harm

our
operating results,

financial condition,

and reputation.

Further,

we may

incur significant

costs to

comply with

any such
regulations.
We are subject to federal, state and local

regulations relating to grading, quality

control, labeling, sanitary control, waste

disposal,
and other

areas of

our business.

As a

fully-integrated

shell egg

producer,

our shell

egg facilities

are subject

to regulation

and
inspection by the USDA, OSHA, EPA

and FDA, as well as state and local health and agricultural agencies, among others. All of our shell egg production and

feed mill facilities are subject

to FDA, EPA and OSHA regulation and inspections. In addition, rules are often proposed that, if adopted as proposed, could increase our costs.

Our operations and facilities are subject to various federal, state and local environmental, health, and safety laws and regulations governing,

among

other

things,

the

generation,

storage,

handling,

use,

transportation,

disposal,

and

remediation

of

hazardous
materials. Under these laws and

regulations, we are required to obtain permits

from governmental authorities, including, but

not
limited to wastewater discharge permits and manure

and litter land applications.
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
Climate change and legal or regulatory responses

may have an adverse impact on our business and results of

operations.

Extreme

weather

events,

such

as derechos,

wildfires,

drought,

tornadoes,

hurricanes,

storms,

floods

or

other

natural

disasters
could materially and adversely affect our operating

results and financial condition. In fact, derechos, fires, floods,

tornadoes and
hurricanes have affected our facilities or the facilities of other egg producers in the past. Increased global temperatures and more
frequent occurrences

of extreme

weather events,

which may

be exacerbated

by climate

change, may

cause crop

and livestock
areas to

become unsuitable,

including due

to water

scarcity or

high or

unpredictable

temperatures,

which may

result in

much
greater stress on food systems and more pronounced food

insecurity globally. Lower

global crop production, including corn and
soy,

which are

the primary

feed ingredients

that support

the health

of our

animals, may

result in

significantly higher

prices for
these commodity inputs, impact our ability

to source the commodities we

use to feed our flocks,

and negatively impact our ability
to maintain

or grow

our operations.

Climate change

may increasingly

expose workers

and animals

to high

heat and

humidity
stressors that adversely

impact poultry

production. Increased

greenhouse gas

emissions may

also negatively

impact air quality,
soil quality

and water

quality,

which may

hamper our

ability to

support our

operations, particularly

in higher

water-

and soil-
stressed regions.

Increasing

frequency of

severe weather

events, whether

tied to

climate change

or any

other cause,

may negatively

impact our
ability to raise

poultry and

produce eggs profitably

or to

operate our transportation

and logistics

supply chains. Regulatory

controls
and

market

pricing may

continue

to drive

the costs

of fossil

-based

fuels higher,

which

could negatively

impact

our ability

to
source commodities

necessary to

operate our

farms or

plants and

our current

fleet of

vehicles. These

changes may

cause us

to
change, significantly, our day-to-day

business operations and our strategy. Climate change and extreme weather events may also impact demand for our products

given evolution of consumer food preferences.

Even if we take

measures to position our business
in anticipation

of such

changes, future

compliance

with legal

or regulatory

requirements may

require significant

management
time, oversight and enterprise expense. We

may also incur significant expense tied to regulatory fines if laws and regulations are interpreted and applied

in a manner that

is inconsistent with our

business practices. We

can make no

assurances that our efforts
to prepare

for these

adverse events

will be

in line

with future

market and

regulatory expectations

and our

access to

capital to
support our business may also be adversely impacted.
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
a discussion of our ongoing

legal proceedings see Part

I. Item 3. Legal

Proceedings below. Such lawsuits are expensive to defend,
divert management’s attention, and may result in significant adverse judgments or settlements. Legal proceedings may expose us
to negative publicity, which could adversely affect

our business reputation and customer preference for our products and brands.
FINANCIAL AND ECONOMIC RISK FACTORS
Weak or unstable economic conditions,

including higher inflation, could negatively impact our business.
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
According

to

the

U.S.

Bureau

of

Labor

Statistics,

from

May

2021

to

May

2022,

the

Consumer

Price Index for

All

Urban
Consumers increased 8.6 percent, the largest 12-month

increase since the period ending December 1981. Inflationary costs have increased our input costs, and if

we are unable to pass these costs through

to the customer it could have an adverse

effect on our
business.
The

loss

of

any

registered

trademark

or

other

intellectual

property

could

enable

other

companies

to

compete

more
effectively with us.
We

utilize intellectual

property in

our business. For

example, we

own the

trademarks
Farmhouse Eggs® , 4Grain®, Sunups® ,
and Sunny Meadow®
. We

produce and market
Egg-Land’s

Best®

and
Land O’ Lakes
® under license

agreements with EB. We
have invested a significant amount of

money in establishing and promoting

our trademarked brands. The loss or

expiration of any
intellectual property could

enable our competitors

to compete more

effectively with us

by allowing them

to make and

sell products
substantially

similar

to

those

we

offer. This

could

negatively

impact

our

ability

to

produce

and

sell

those

products,

thereby
adversely affecting our operations.
Impairment in the carrying value

of goodwill or other assets

could negatively affect our results of

operations or net worth.
Goodwill

represents

the

excess

of

the

cost

of

business

acquisitions

over

the

fair

value

of

the

identifiable

net

assets
acquired. Goodwill

is

reviewed

at

least

annually

for

impairment

by

assessing

qualitative

factors

to

determine

whether

the

existence of events or circumstances

leads to a determination that

it is more likely than not

that the fair value of

a reporting unit
is less than

its carrying

amount. As of

May 28, 2022,

we had $44.0

million of

goodwill. While we

believe the

current carrying
value of this goodwill is not impaired, future goodwill impairment charges could adversely affect our results of operations in any particular period and our net worth.
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
operations

would be

negatively impacted,

potentially materially.

Pandemics or

disease outbreaks

may also

impact hens

or the
food supply.
Fire,

bioterrorism,

pandemics,

extreme

weather

or natural

disasters, including

droughts,

floods,

excessive

cold

or

heat, water
rights restrictions, hurricanes or other storms, could impair the health or growth of our flocks, decrease production or availability of feed ingredients, or interfere

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

business as

of May

28,
2022.
Type Quantity

(a)
Owned Leased Production Capacity Location
Breeding Facilities 3 3 — House up to 255,000 hens GA, MS
Distribution Centers 4 4 — NA FL, GA, NC, TX
Feed Mills 25 24 1 Production capacity of 859 tons
of feed per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TN, TX, UT
Hatcheries 2 1 1 Hatch up to 407,600 chicks per
week
FL, MS
Processing and
Packaging
43 42 1 Approximately 596,700 dozen
shell eggs per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Pullet Facilities 28 27 1 Grow 27.2 million pullets
annually
AR, FL, GA, KS, KY,

MS, OH,
SC, TX, UT
Shell Egg Production 42 42 — House up to 48.8 million hens
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Egg Products Processing
Facilities
2 2 — Production capacity of 72.8
million lbs. per year
GA, TX
(a) Does not include idled facilities.
Our affiliate, MeadowCreek Foods, LLC (“MeadowCreek”) owns our new egg products facility that is currently being retrofitted
and upgraded for

future production. The

facility is expected

to be operational

late in our

fiscal 2023 second

quarter.

Once fully
operational, MeadowCreek

will have

the capacity

to produce

approximately

500 thousand

pounds of

weekly hard-cooked

egg
products.
We

also

have

ongoing

construction

projects

to

further

expand

the

Company’s

cage-free

egg

production

capabilities.

These
projects include expanding our cage-free egg production at our Okeechobee, Florida, production facility.

The project is designed
to include

the construction

of two

cage-free

layer houses

and one

cage-free pullet

house with

capacity for

approximately 400
thousand cage-free hens and 210 thousand pullets, respectively.

Construction has commenced, with the first layer house planned to be finished

by October 1,

2022, with the

second layer house

and project completion

expected by February

1, 2023. In

Delta,

Utah, we

are constructing

four new

cage-free layer

houses and

two pullet

houses conversions

with capacity

for approximately
810 thousand

cage-free layer

hens which

is expected

to be

completed by

fall of

2023. At

our Guthrie,

Kentucky farm,

we are
converting nine

existing houses

to cage-free

layer houses

and two

pullet houses

with capacity

for approximately

953 thousand
cage-free hens which is expected to be completed by spring of 2025.
Subsequent

to

the

end

of

fourth

quarter

2022,

the

Company’s

Board

of

Directors

approved

a

capital

project

to

expand

the
Company’s

cage-free production

capabilities. The

proposed project

at Chase,

Kansas will

convert

existing conventional

layer
capacity to cage-free capacity for

approximately 1.5 million cage-free hens

and include remodels of

all remaining pullet facilities.
Work is expected

to commence immediately with project completion expected by year-end

2025.
As of

May

28,

2022,

we

owned

approximately

28.0 thousand

acres

of land.

There

are no

material

mortgages

or liens

on our
properties.

ITEM 3.

LEGAL PROCEEDINGS

Refer to the description of certain legal proceedings pending against us under Part II.

Item 8. Notes to the Consolidated Financial
Statements,
Note – 18 Commitments and Contingencies
, which discussion is incorporated herein by reference.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART

II.

ITEM

5.

MARKET

FOR

REGISTRANT’S

COMMON

EQUITY,

RELATED

STOCKHOLDER

MATTERS

AND
ISSUER PURCHASES OF EQUITY SECURITIES
We have two classes of

capital stock, Common Stock and Class A Common Stock. Our Common Stock trades on the NASDAQ
Global Select Market under the symbol “CALM”. There is no publ ic trading market for the Class A Common Stock.

All outstanding

Class A

shares are

owned by

a limited

liability company

of which

Adolphus

Baker,

our Chairman

and Chief
Executive Officer,

is the

sole managing

member and

will be

voted at

the direction

of Mr.

Baker.

At July 12,

2022, there

were
approximately 324 record holders of our Common Stock and

approximately 28,419 beneficial owners whose shares were held by nominees or broker dealers. For

additional information about our capital

structure, see
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
which

a

dividend

was

paid. Under

the

Company's

Credit

Facility,

dividends

are

restricted

to

the

amount

permitted

under

the
Company’s

current dividend policy,

and may not

be paid if

a default exists

or will arise

after giving effect

to the dividend

or if
the sum of

cash and cash

equivalents of

the Company and

its subsidiaries plus

availability under

the Credit Facility

equals less
than $50 million.

Comparison of 5 Year Cumulative Total Return
$325
$275
$225
$175
$125
$75
$25
6/2/2017
6/1/2018
5/31/2019
5/29/2020
5/28/2021
5/27/2022
Cal-Maine Foods, Inc.
NASDAQ Composite
NASDAQ 100 Total Return
Russell 2000 Total Return
S&P Comp 1500 Food Products Industry Index

Stock Performance Graph

In fiscal year

2021, the Company

utilized the NASDAQ

Composite and NASDAQ

100 Total

Return indexes to

benchmark the
Company’s

total

shareholder

return.

We

are

replacing

these

indexes

with

the

(i)

Russell

2000

Total

Return,

and

(ii)

S&P
Composite

1500

Food

Products

Industry

Index.

The

Company

is

a

member

of

each

of

these

indexes

and

believes

the

other
companies included

in these indexes

provide products and

services similar to

Cal-Maine Foods.

The NASDAQ Composite

and
NASDAQ 100

Total

Return index

performances are

presented below

on the

performance graph

for comparison

purpose in

the
transitional year.

Beginning in

fiscal year

2023, only

the Russell

2000 Total

Return and

S&P Composite

1500 Food

Products
Industry indexes will be used as a

comparison for total shareholder return. The graph assumes $100 was invested on June 2, 2017
in the stock or index and dividends were reinvested.

June 2, 2017 June 1, 2018 May 31, 2019 May 29, 2020 May 28, 2021 May 27, 2022
Cal-Maine Foods, Inc. $ 100.00 $ 121.40 $ 97.94 $ 117.89 $ 92.44 $ 127.83
NASDAQ Composite 100.00 125.88 150.49 154.80 189.32 276.83
NASDAQ 100 Total Return 100.00 121.74 123.82 167.72 242.04 225.88
Russell 2000 Total Return 100.00 118.77 107.08 103.40 170.16 143.16
S&P Composite 1500 Food
Products Industry Index 100.00 85.03 87.52 93.92 113.97 119.33
Issuer Purchases of Equity Securities
There were

no purchases

of our

Common Stock

made by

or on

behalf of

our Company

or any

affiliated purchaser

during our
fiscal 2022

fourth quarter.
Recent Sales of Unregistered Securities
No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 28, 2022.

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
approved by shareholders — $ — 317,844
Equity compensation plans not
approved by shareholders — — —
Total — $ — 317,844
(a)

There were no outstanding options,

warrants or rights as

of May 28, 2022. There were 1,016,573

shares of restricted
stock outstanding under our Amended and Restated 2012 Omnibus Long-Term

Incentive Plan as of May 28, 2022.
(b)

There were no outstanding options, warrants or rights as of May 28,

2022.
(c)

Reflects shares available

for future issuance

as of May 28,

2022

under our Amended

and Restated 2012

Omnibus
Long-Term Incentive

Plan.

For

additional

information,

see
Note 16 – Stock Compensation Plans

in

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial
Statements.

ITEM 6.

RESERVED

ITEM

7.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION
AND RESULTS

OF OPERATIONS
RISK FACTORS;

FORWARD

-LOOKING STATEMENTS
For

information

relating

to

important

risks

and

uncertainties

that

could

materially

adversely

affect

our

business,

securities,
financial

condition,

operating

results,

or

cash

flow,

reference

is

made

to

the

disclosure

set

forth

under
Part I. Item 1A. Risk
Factors
. In

addition, because

the following

discussion includes

numerous forward

-looking statements

relating to

our business,
securities, financial condition, operating results and cash flow, reference is made to the disclosure set forth under
Part I. Item 1A.
Risk Factors

and

to

the

information

set

forth

in

the

section

of

Part

I

immediately

preceding

Item

1

above

under

the

caption
“
Forward-Looking Statements
.”
COMPANY

OVERVIEW
Cal-Maine Foods, Inc. is primarily engaged in the production, grading, packaging, marketing and distribution of fresh shell eggs.
Our fiscal

year end

is the

Saturday closest

to May 31.

The Company,

which is

headquartered in

Ridgeland, Mississippi,

is the
largest

producer

and

distributor

of

fresh

shell

eggs

in

the

United

States

(“U.S”).

In

fiscal

2022,

we

sold

approximately
1,083.8 million dozen shell eggs, which we believe

represented approximately 20% of domestic shell egg consumption.

Our total
flock as of May 28, 2022 of approximately 42.2 million layers and 11.5 million pullets and breeders is the largest in the U.S. We sell most

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

organic,

free-range, pasture-
raised and brown

eggs as specialty eggs

for accounting and reporting

purposes. We

classify all other shell

eggs as conventional
eggs.

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
Part I. Item I. Business
.
HPAI
We

are

closely

monitoring

the outbreaks

of

highly

pathogenic

avian

influenza

(“HPAI”)

,

the

latest of

which

was

detected

in
commercial

flocks

in

the

U.S.

in

February

2022.

According

to

the

U.S.

Centers

for

Disease

Control

and

Prevention,

these
detections

do not

present

an immediate

public

health

concern.

There

have

been

no positive

tests for

HPAI

at

any

Cal-Maine
Foods’ owned or

contracted production facility

as of July 19,

2022. The USDA division

of Animal and

Plant Health Inspection
Service (“APHIS”), reported that approximately 30.7 million commercial layer hens have been depopulated due to HPAI. Pullets
impacted

comprise

approximately

1.0

million.

According

to

APHIS,

the

most

recently

reported

outbreaks

of

HPAI

affecting
commercial

layer hens

and pullets

occurred

June 7,

2022 and

June 9,

2022,

respectively.

We

believe

the HPAI

outbreak

will
continue to impact the overall supply of eggs until the layer hen flock is fully replenished. While no farm is immune from HPAI, we believe we have

implemented and continue to maintain

robust biosecurity programs across our

locations. We are also working
closely

with

federal,

state

and

local

government

officials

and

focused

industry

groups

to

mitigate

the

risk

of

this

and

future
outbreaks and effectively manage our response, if needed.
COVID-19
Since early

2020, the

coronavirus (“COVID-19”)

outbreak, characterized

as a

pandemic by

the World

Health Organization

on
March

11,

2020,

has

caused

significant

disruptions

in

international

and

U.S.

economies

and

markets.

We

understand

the
challenges and difficult economic

environment facing families

in the communities

where we live

and work, and

we are committed
to helping where we can. We have provided food assistance to those in need by donating approximately 829 thousand

dozen eggs
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

We

continue to

proactively monitor

and manage

operations during

the COVID-19 pandemic,

including additional

related costs
that we incurred or

may incur in the

future. The pandemic had

a negative impact on

our business through disruptions in

the supply
chain such as

increased costs and

limited availability of

packaging supplies, increased

labor costs, increased

medical costs and,
more recently, inflation.
In fiscal

2022 and

2021, we

spent $2.2

million and

$2.3 million

(excluding medical

insurance claims)

related to

the pandemic
and

its

effects,

respectively.

The

majority

of

these

expenses

resulted

from

additional

labor

and

increased

cost

of

packaging
materials, which are

primarily reflected in cost

of sales. Medical insurance

claims related to COVID-19

paid during fiscal 2022
and 2021 were an additional $2.4 million and $1.4 million, respectively.
Executive Overview of Results – Fiscal Years

Ended May 28, 2022, May 29, 2021 and May 30, 2020
Fiscal Years

Ended
May 28, 2022 May 29, 2021 May 30, 2020
Net sales (in thousands) $ 1,777,159 $ 1,348,987 $ 1,351,609
Gross profit (in thousands) $ 337,059 $ 160,661 $ 179,588
Net average shell egg price (a) $ 1.579 $ 1.217 $ 1.231
Average UB Southeast

Region - Shell Eggs - White Large

$ 1.712 $ 1.155 $ 1.220
Feed costs per dozen produced $ 0.571 $ 0.446 $ 0.409
(a) The net average

shell egg selling price

is the blended price

for all sizes and

grades of shell eggs,

including non-graded
shell egg sales, breaking stock and undergrades.
Throughout the

first three quarters

of our

fiscal year 2020,

an oversupply

of eggs negatively

affected the

price of

conventional
eggs and demand

for specialty eggs

was negatively impacted

by the low

conventional egg prices.

For the first

three quarters of
fiscal 2020,

the average UB

southeastern large

index price was

down 21.9%

compared with the

prior-year period.

However, in
the fourth quarter of fiscal 2020, the average UB southeastern large index price was 62.4% higher than the average price through the first three quarters in fiscal 2020 due to increased demand related to the onset of the pandemic, as consumers purchased more
eggs in anticipation of preparing more meals at home.
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

eggs for

fiscal 2021

in the

retail
market due to the extra supply entering the retail channel from the foodservice channel.

For

fiscal

2022,

we

believe

prices

for

conventional

eggs

were

positively

impacted

by

a

better

alignment

of

the

size

of

the
conventional

production

layer

hen

flock

and

customer

and

consumer

demand

through

the

first

three

fiscal

quarters

of

2022.
Conventional egg

prices further

increased in

the fourth

quarter of

fiscal 2022

primarily due

to decreased

supply caused

by the
HPAI

outbreak

compounded

with

good

customer

demand.

Throughout

fiscal

2022

the

hen

numbers

reported

by

the

USDA
remained below

the five-year

average. As

of July 17,

2022, APHIS

reported that

approximately 30.7

million commercial

table
egg layer

hens, or

approximately 9.5%

of the

table egg

layer flock

based on

February 2022

reported layer

numbers, have

been
depopulated due

to HPAI.

Hen numbers

reported by

the USDA

as of

June 1,

2022, were

297.5 million,

which represents

18.3
million fewer hens than a year ago.
According to

Information Resources,

Inc. (“IRI”),

for the

52 weeks

ended June

5, 2022,

which approximately

aligns with

our
fiscal year

2022, conventional

egg dozens

sold in

the U.S.

at multi-retail

outlets decreased

14.3%, while

specialty egg

dozens
sold increased 13.2% versus the prior-year comparable period.

Our conventional eggs dozens sold decreased 3.4% and specialty egg dozens sold increased 12.5% as compared to fiscal 2021.
Gross profit increased $176.4 million to $337.1 million in fiscal 2022. The increase resulted primarily from higher selling prices
for

conventional

eggs

as

well

as

the

increased

volume

of

specialty

eggs

sold,

partially

offset

by

the

increased

cost

of

feed
ingredients, increased processing costs and the decline in the volume of conventional eggs sold. For fiscal year 2022, the average
Chicago

Board

of Trade

(“CBOT”)

daily

market

price

was $6.31

per bushel

for

corn and

$392.06

per ton

for

soybean meal,

representing increases of

38.3% and 6.1%, respectively,

compared to the daily

average CBOT prices for fiscal

2021. Feed costs
started trending

higher midway

through the

second quarter

of fiscal

2021 and

then again

near the

end of

the second

quarter of
fiscal

2022.

Beginning

in

August

2020,

the

grain

markets,

particularly

corn,

have

been

negatively

affected

by

many

factors,
including weather-related production and yield shortfalls, increased export demand and ongoing disruptions from the COVID-19 global pandemic.

These factors continued into our fiscal 2022 and

as other factors such as the

Russia-Ukraine war, increased fuel
costs, transportation and fertilizers prices

and strong export demand and restrictions

further compounded the existing issues that
contributed

to

near-historical

low

stocks-to-use

ratios

for

corn

worldwide

and

overall

higher

feed

ingredient

cost

and

price
volatility.
We continue

to execute our growth strategy of remaining a low-cost provider of shell eggs and growth of our specialty eggs and
egg

products

through

additional

investments

in

cage-free

facilities and

selective

acquisitions.

In

fiscal

2022,

we

acquired

the
remaining 50%

membership interest

in Red

River Valley

Egg Farm,

LLC (“Red

River”), which

owns and

operates a

specialty
shell

egg

production

complex

with

approximately

1.7

million

cage-free

laying

hens,

cage-free

pullet

capacity,

a

feed

mill,
processing plant, related offices and outbuildings and related equipment located on approximately 400 acres near Bogata, Texa

s.
We

also

announced

new

capital

projects

with

estimated

costs of

$105

million

that

will

expand

our

cage-free

production

and
capacity by 2.2 million cage-free hens. For additional information,

see
Part I. Item 2. Properties.
RESULTS

OF OPERATIONS
The following table sets forth, for the fiscal years indicated, certain items from our consolidated statements of income expressed
as a percentage of net sales.
Fiscal Year

Ended
May 28, 2022 May 29, 2021
Net sales 100.0% 100.0%
Cost of sales 81.0% 88.1%
Gross profit 19.0% 11.9%
Selling, general and administrative 11.2% 13.6%
(Gain) loss on disposal of fixed assets (0.3) % 0.2%
Operating income (loss) 8.1% (1.9) %
Total other income 1.3% 1.2%
Income (loss) before income taxes 9.4% (0.7) %
Income tax expense (benefit) 1.9% (0.9) %
Net income 7.5% 0.2%
Less:

Net loss attributable to noncontrolling interest
— % — %
Net income attributable to Cal-Maine Foods, Inc. 7.5% 0.2%

Fiscal Year

Ended May 28, 2022 Compared to Fiscal Year

Ended May 29, 2021
NET SALES
Total net sales for fiscal

2022 were $1,777.2 million compared to $1,349.0 million for fiscal 2021.
Net shell egg sales represented 96.6% and 97.3% of total net sales for the fiscal year 2022

and 2021, respectively. Shell egg sales
classified as

“Other”

represent sales

of hard

-cooked

eggs, hatching

eggs, and

other miscellaneous

products

included with

our
shell egg operations. The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
May 28, 2022 May 29, 2021
Total net sales $ 1,777,159 $ 1,348,987
Conventional $ 1,061,995 61.8% $ 766,284 58.4%
Specialty 648,838 37.8% 539,780 41.1%
Egg sales, net 1,710,833 99.6% 1,306,064 99.5%
Other 6,322 0.4% 6,190 0.5%
Net shell egg sales $ 1,717,155 100.0% $ 1,312,254 100.0%
Dozens sold:
Conventional 747,914 69.0% 785,446 73.2%
Specialty 335,875 31.0% 287,765 26.8%
Total dozens sold 1,083,789 100.0% 1,073,211 100.0%
Net average selling price per dozen:
Conventional $ 1.420 $ 0.976
Specialty $ 1.932 $ 1.876
All shell eggs $ 1.579 $ 1.217
Egg products sales:

Egg products net sales $ 60,004 $ 36,733
Pounds sold 63,968 63,627
Net average selling price per pound $ 0.938 $ 0.577
Shell egg net sales
-
For fiscal 2022,

conventional egg

sales increased $295.7

million, or 38.6%,

compared to

fiscal 2021, primarily

due to
the increase

in conventional

egg prices,

partially offset

by a

4.8% decrease

in the

volume of

conventional

eggs sold.
Changes in price resulted in a $332.1

million increase and change in volume resulted

in a $36.6 million decrease in net
sales, respectively.
-
We believe

prices for conventional eggs

were positively impacted by

a better alignment of the

size of the conventional
production

layer

hen

flock

and

customer

and

consumer

demand

throughout

the

first

three

quarters

of

fiscal

2022.
Conventional egg prices further

increased in the fourth quarter

of fiscal 2022 primarily due

to decreased supply caused
by the HPAI

outbreak,

discussed above.
-
We believe lower

conventional egg prices in the prior-year period were primarily tied to a surplus of conventional eggs
entering the retail channel from the foodservice channel exceeding retail demand during this phase of the pandemic.
-
The decrease

in volume of

conventional eggs

sold was primarily

due to elevated

retail demand

during the

first half

of
fiscal 2021 given consumers’ preferences

to purchase eggs for in-home meal

preparation due to the pandemic.

We saw
these consumer preferences begin to shift

in the fourth quarter of

fiscal 2021 as consumers began

to resume out-of-home
dining and prepared fewer meals at home.
-
Specialty egg sales

increased $109.1 million, or

20.2%, for fiscal

2022 compared to

fiscal 2021, primarily

due to a

16.7%
increase in the volume of specialty dozens sold and a 3.0% increase in specialty egg prices. Changes in price resulted in a $18.8 million

increase and change

in volume

resulted in a

$90.3 million increase

in net

sales, respectively. Our specialty
egg sales

also benefitted

from our

additional cage-free

production capacity.

Cage-free egg

sales for

fiscal 2022

were
22.1% of our total net shell egg sales.

Egg products net sales
-
Egg products

net sales increased

$23.3 million

or 63.4%, primarily

due to a

62.6% selling

price increase

compared to
fiscal 2021, which had a $23.1 million positive impact on net sales.
-
Our

egg products

net average

selling

price

increased

in fiscal

2022,

compared

to fiscal

2021

as foodservice

channel
demand has

begun to

shift more

towards pre-pandemic

levels. This

coincided

with the

HPAI

outbreak

that started

in
February 2022, in which

we believe 10.4 of

the 30.7 million culled birds

were located at facilities dedicated

to support
inline breaking facilities in Iowa.
-
Selling prices for

egg products in fiscal

2021 were negatively

impacted by a

decline in foodservice

demand during the
more restrictive phases of governmental and business shutdowns due to the pandemic.
COST OF SALES
Cost of sales for fiscal 2022 were $1,440.1 million compared to $1,188.3 million for fiscal 2021.
Cost of

sales consi

sts of

costs directly

related

to producing,

processing

and

packing

shell eggs,

purchases

of

shell

eggs from
outside producers, processing and packing of liquid

and frozen egg products and other non-egg costs. Farm

production costs are
those costs

incurred at

the egg

production facility,

including feed,

facility,

hen amortization

and other

related farm

production
costs.
The following table presents the key variables affecting our cost of sales (in thousands,

except cost per dozen data):
Fiscal Year

Ended
May 28, 2022 May 29, 2021 % Change
Cost of Sales:
Farm production $ 927,806 $ 730,902 26.9%
Processing, packaging, and warehouse 289,056 250,058 15.6
Egg purchases and other (including change in inventory) 172,034 177,634 (3.2)
Total shell eggs 1,388,896 1,158,594 19.9
Egg products 51,204 29,536 73.4
Other — 196 (100.0)
Total $ 1,440,100 $ 1,188,326 21.2%
Farm production costs (per dozen produced)
Feed $ 0.571 $ 0.446 28.0%
Other $ 0.352 $ 0.320 10.0%
Total $ 0.923 $ 0.766 20.5%
Outside egg purchases (average cost per dozen) $ 1.72 $ 1.22 41.0%
Dozens produced 1,022,327 970,837 5.3%
Percent produced to sold 94.3% 90.5% 4.2%
Farm Production
-
Feed costs

per dozen

produced increased

28.0% in

fiscal 2022

compared to

fiscal 2021,

primarily due

to higher

feed
ingredient prices,

discussed above.
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
Processing, packaging, and warehouse
- Cost of packaging materials increased 11.9% compared to fiscal 2021 as supply chain constraints initially caused by the pandemic

increased

costs

for

packaging

products

and

manufacturers

implemented

pandemic

surcharges.

Costs

also
increased due to rising inflation.
-
Labor costs increased 14.4% due to wage increases in response to labor shortages, primarily due to the pandemic and its
effects.
-
Dozens processed increased 5.0% compared to fiscal 2021, which resulted in an $11.4 million increase in costs.

Egg purchases and other (including change in inventory)
-
Costs in this category decreased primarily due to the decrease in the volume of outside egg purchases, as our percentage
of produced to sold increased to 94.3% in fiscal 2022 from 90.5% in fiscal 2021,

partially offset by higher egg prices.
Looking

forward

to

fiscal

2023,

market

indications

point

to

higher

corn

and

soybean

prices and

greater

volatility

tied

to

the
Russia-Ukraine war and higher export demand.
GROSS PROFIT
Gross profit,

as a percentage

of net sales,

was 19.0% for

fiscal 2022,

compared to 11.9%

for fiscal 2021.

The increase resulted
primarily from higher selling prices for conventional eggs as well as the increased volume of specialty eggs sold, partially offset
by the increased cost of feed ingredients,

increased processing costs and the decline in the volume of conventional eggs sold.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting,

and

corporate
overhead. SG&A increased $14.7

million to $198.6 million

in fiscal 2022. The following

table presents an analysis of

our SGA
expenses (in thousands):
Fiscal Year

Ended
May 28, 2022 May 29, 2021 $ Change % Change
Specialty egg expense $ 59,830 $ 59,294 $ 536 0.9%
Delivery expense 62,677 52,670 10,007 19.0%
Payroll, taxes and benefits 43,954 43,327 627 1.4%
Stock compensation expense 4,063 3,778 285 7.5%
Other expenses 28,107 24,874 3,233 13.0%
Total $ 198,631 $ 183,943 $ 14,688 8.0%
Specialty egg expense
-
Specialty egg

expense which

includes franchise

fees, advertising

and promotion

costs generally

tracks with

specialty
egg

volumes,

which

were

up

16.7%

for

fiscal

2022

compared

to

fiscal

2021.

However,

our

specialty

egg

expense
increased

only

0.9%,

primarily

due

to

increased

sales

to

other

Eggland’s

Best,

Inc.

(“EB”)

franchisees,

including
unconsolidated

affiliates,

Specialty

Eggs,

LLC

and

Southwest

Specialty

Eggs,

LLC,

that

were

responsible

for

the
franchise fees,

advertising and

promotion costs

associated with

those sales

resulting in

reduced costs

for us.

Also, the
strong conventional market diminished

the need to promote specialty eggs;

and as a result, EB temporarily

reduced the
related franchise fees for certain specialty egg products to encourage continued production of these products.
Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Other expenses
-
The increase

in other expenses

is primarily due

to property losses

incurred that

were not covered

by insurance

as well
as increased

premiums

for

property

and casualty

insurance programs.

We

also

accrued an

additional

$1.1 million

in
property taxes due to the Red River acquisition.
OPERATING

INCOME (LOSS)
As a result

of the above,

our operating

income was $143.5 million

for fiscal 2022,

compared to operating

loss of $26.3 million
for fiscal 2021.
OTHER INCOME (EXPENSE)
Total

other

income

(expense)

consists

of

items

not

directly

charged

to,

or

related

to,

operations

such

as

interest

income

and
expense, equity in income or loss of unconsolidated entities, and patronage dividends,

among other items.

The Company

recorded interest income

of $988 thousand

in fiscal 2022,

compared to $2.8

million in

fiscal 2021. We

recorded
interest expense of $403 thousand and $213 thousand

in fiscal 2022 and 2021, respectively, primarily related to commitment fees on our Credit Facility described below.
Patronage

dividends,

which

represent

distributions

from

our

membership

in

EB,

increased

$1.1

million

or

12.5%.

Patronage
dividends are paid once a year based on EB’s

profits and its available cash.
Equity in income

from unconsolidated entities

for fiscal 2022 was

$1.9 million compared

to $622 thousand for

fiscal 2021, due
to increased specialty

egg prices

as well

as increased sales

volume resulting from

our additional investment

in Southwest

Specialty
to expand its operations.
Other,

net for fiscal

2022 was

income of

$9.8 million compared

to $4.1 million

for fiscal 2021.

The majority of

the increase is
due to our

acquisition of the

remaining 50% membership

interest in Red

River as we

recognized a

$4.5 million

gain due to

the
remeasurement of

our equity investment,

along with the

$1.6 million payments

related to review

and adjustment of

our various
marketing agreements.
INCOME TAXES
For the

fiscal year

ended May

28, 2022,

our pre-tax

income was

$166.0 million,

compared to

pre-tax loss

of $9.9

million for
fiscal 2021. Income

tax expense of

$33.6 million was

recorded for fiscal

2022 with an

effective tax rate

of 20.2%.

Included in
fiscal 2022

income tax

expense is

the discrete

tax benefit

of $8.3

million discussed

in
Note 2 – Acquisition

of Part

II. Item

8.
Notes to

Condensed

Consolidated

Financial

Statements in

this Annual

Report.

Excluding the

discrete tax

benefit,

income tax
expense was $41.9

million with an

adjusted effective

tax rate of

25.2%. For

fiscal 2021, income

tax benefit was

$12.0 million.
Excluding the impact

of discrete items

related to a

$12.4 million net

tax benefit recorded

during fiscal 2021

in connection with
the Coronavirus Aid,

Relief, and Economic Security

Act (the “CARES Act”),

our income tax benefit

for the comparable period
of fiscal 2021 was $2.2 million, which reflects an adjusted effective tax rate of 22.7%.
At May 28, 2022, the

Company had an income tax

receivable of $42.1 million compared

to $42.5 million at May 29,

2021. The
income tax receivable is related

to the Company’s

decision to carryback fiscal 2020

and fiscal 2021 taxable net operating

losses
to recover a

portion of taxes paid

in fiscal 2015

and fiscal 2016.

During fiscal 2022,

the Company filed

both federal carryback
tax returns,

and we believe we will receive the refunds during our third fiscal quarter of 2023.
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
NET LOSS ATTRIBUTABLE

TO NONCONTROLLING INTEREST
Net loss attributable

to noncontrolling interest was

$209 thousand for fiscal

2022 compared to

no such income or

loss for fiscal
2021.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
As a result of the above, net

income attributable to Cal-Maine Foods, Inc.

for fiscal 2022 was $132.7 million, or $2.73

per basic
and $2.72 per diluted share, compared to $2.1 million, or $0.04 per basic and diluted share for fiscal 2021.
Fiscal Year

Ended May 29, 2021 Compared to Fiscal Year

Ended May 30, 2020
The discussion

of our

results of

operations for

the fiscal

year ended

May 29,

2021 compared

to the

fiscal year

ended May

30,
2020 can be found in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results

of Operations in
the Company's fiscal 2021 Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL

RESOURCES
Working

Capital and Current Ratio
Our

working

capital

at

May

28,

2022

was

$476.8 million,

compared

to

$429.8 million

at

May

29,

2021.

The

calculation

of
working capital is defined

as current assets less current

liabilities. Our current ratio was

3.58 at May 28, 2022

compared to 5.77

at May 29, 2021. The current ratio is

calculated by dividing current assets by current liabilities. Due to seasonal factors described in
Part I. Item I. Business – Seasonality
, we

generally expect

our need

for working

capital to

be highest

in the

fourth and

first
fiscal quarters ending in May/June and August/September,

respectively.
Cash Flows from Operating Activities
Net cash

provided by

operating activities

was $126.2

million for

fiscal year

2022 compared

with $26.1 million

for fiscal

year
2021.

The increase in cash flow from operations

resulted primarily from higher selling prices for conventional eggs as well as the
increased volume of

specialty eggs, partially

offset by

the increased cost

of feed ingredients

and processing costs.

The increase
in accounts payables,

accrued expenses and

other liabilities is

primarily due

to $62.3 million

balance for dividends

and income
tax payables as of May 28, 2022.

Cash Flows from Investing Activities
We

continue

to

invest

in

our

facilities,

with

$72.4

million

used

to

purchase

property,

plant

and

equipment

for

fiscal

2022,
compared to

$95.1 million

in fiscal

2021. Proceeds from

the sale

of property,

plant and

equipment was

$8.3 million

for fiscal
2022, compared to $3.4 million for in fiscal 2021. We also acquired the remaining 50% membership interest in Red River during our first quarter of fiscal

2022 for $44.8 million, net

of cash acquired. Purchases of

investments were $98.2 million in fiscal

2022,
compared

to

$88.3

million

in

fiscal

2021.

Sales

and

maturities

of

investment

securities

were

$92.7

million

for

fiscal

2022,
compared to $129.1 million for fiscal

2021. We received $400 thousand in distributions from unconsolidated entity in fiscal 2022
compared to $6.7 million for fiscal 2021.

Cash Flows from Financing Activities
We

paid dividends

totaling $6.1 million

and $1.7 million

in fiscal 2022

and 2021, respectively.

Purchases of common

stock by
treasury of $1.1

million and $871

thousand were made

to satisfy tax

withholding obligations

for employees

in connection with
the vesting of restricted common stock. Cash payments of $215 thousand and $205 thousand were made on our finance lease.
As of May 28, 2022,

cash increased $1.7 million since

May 29, 2021, compared to a

decrease of $20.8 million during fiscal

2021.
Credit Facility
We had no

long-term debt outstanding at the end of fiscal 2022

and 2021. On November 15, 2021, we entered

into an Amended
and Restated Credit Agreement (the “Credit Agreement”) with a five-year term. The Credit Agreement amended and restated the
Company’s

previously

existing credit

agreement dated

July 10,

2018. The

Credit Agreement

provides for

an increased

senior
secured revolving credit facility (the “Credit Facility”), in an initial aggregate principal amount of up to $250 million. As of May
28, 2022,

no amounts

were borrowed

under the

Credit Facility.

We

have $4.1

million in

outstanding standby

letters of

credit,
which were issued under our Credit

Facility for the benefit of

certain insurance companies. Refer to

Part II. Item 8. Notes to

the
Financial Statements,
Note 10 – Credit Facility

for further information regarding our long-term debt.

Material Cash Requirements
Material cash requirements for

operating activities consist of

feed ingredients, employee related

costs, and other general

operating
expenses, which we expect to be paid from our cash from operations.
We

continue

to monitor

the increasing

demand for

cage-free eggs

and to

engage with

our customers

in an

effort

to achieve

a
smooth transition

to meet

their announced

commitment timeline

for cage-free

egg sales. As

of May

28, 2022,

we had

invested
approximately $516 million

in facilities, equipment

and related operations

to expand our

cage-free production starting

with our
first facility in 2008. The following table

presents current material construction projects approved as of

May 28, 2022, along with
our $55.3

million capital

project approved

subsequent to

the end

of the

fourth quarter

2022 to

convert existing

capacity at

our
Chase, Kansas production facility to house approximately

1.5 million cage-free hens and include

remodels of all remaining pullet
facilities (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of

May 28, 2022
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2023 $ 131,974 $ 113,386 $ 18,588
Cage-Free Layer & Pullet Houses

Fiscal 2023 24,171 14,201 9,970
Cage-Free Layer & Pullet Houses

Fiscal 2024 42,591 107 42,484
Cage-Free Layer & Pullet Houses

Fiscal 2025 94,183 144 94,039
$ 292,919 $ 127,838 $ 165,081
For additional information, see
Part I. Item 2. Properties.

The following table summarizes by fiscal year the

future estimated cash
payments,

in

thousands,

to

be

made

under

existing

contractual

obligations

as

of

May

28,

2022.

Further

information

on

debt
obligations is contained in
Note 10 – Credit Facility
, and on lease obligations in
Note 15 – Leases
, each in Part II. Item 8.

Notes
to the Consolidated Financial Statements. As of May 28, 2022,

we had no outstanding long-term debt.
Payments due by period
Total
Less than
1 year
1-3
years
3-5
years
More than
5 years
Finance leases $ 457 $ 239 $ 218 $ — $ —
Operating leases 1,080 539 536 5 —
Purchase obligations:
Feed ingredients (a) 172,132 172,132 — — —
Construction contracts and other equipment 27,568 19,281 8,287 — —
Total $ 201,237 $ 192,191 $ 9,041 $ 5 $ —
(a)
Actual purchase obligations may change based on the contractual terms and agreements
We believe our

current cash balances, investments, cash flows from operations, and

Credit Facility will be sufficient to fund our
capital needs for at least the next 12 months.
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

BUSINESS COMBINATION

S
The Company applies the acquisition

method of accounting, which

requires that once control is

obtained, all the assets acquired
and liabilities assumed,

including amounts

attributable to noncontrolling

interests, are recorded

at their respective

fair values at
the

date

of acquisition.

The

excess

of

the

purchase

price

over

fair

values

of

identifiable

assets

and

liabilities

is

recorded

as
goodwill.
We

typically

use the

income method

approach for

intangible assets

acquired

in a

business combination.

Significant

judgment
exists in valuing certain

intangible assets. and the

most significant assumptions requiring judgment

involve estimating the

amount
and timing of

future cash flows,

growth rates,

discount rates selected

to measure

the risks inherent

in the future

cash flows and
the asset’s expected useful lives.

The fair values of

identifiable assets and liabilities

is determined internally and requires

estimates and the use

of various valuation
techniques. When a market value

is not readily available, our internal

valuation methodology considers the

remaining estimated
life of the assets acquired and significant judgment is required as management determines the fair market value for those assets.

Due

to

inherent

industry

uncertainties

including

volatile

egg

prices

and

feed

costs,

unanticipated

market

changes,

events,

or
circumstances may occur that could affect the estimates and assumptions used, which could result in subsequent impairments.

INVENTORIES

Inventories of eggs, feed,

supplies and flocks

are valued principally

at the lower

of cost (first-in,

first-out method) or net

realizable
value. If

market

prices

for

eggs and

feed

grains

move

substantially

lower,

we

record

adjustments

to

write

down

the

carrying
values of eggs

and feed inventories

to fair market

value. The cost

associated with flock inventories,

consisting principally of chick
purchases, feed, labor, contractor payments and

overhead costs, are accumulated during the growing period of approximately 22 weeks. Capitalized flock costs are then amortized over the flock’s productive life, generally one to two years. Judgment exists in
determining

the flock’s

productive life

including

factors such

as laying

rate and

egg size,

molt cycles,

and customer

demand.
Furthermore, other factors such as

hen type or weather conditions could affect

the productive life. These factors could

make our
estimates of productive life differ from actual results. Flock mortality is charged to cost of sales as incurred. High mortality from disease or extreme temperatures will

result in abnormal write-downs to

flock inventories. Management continually monitors each
flock and attempts to take appropriate actions to minimize the risk of mortality loss.
GOODWILL
As a

result of

acquiring

businesses, the

Company

has $44.0

million

of goodwill

on May

28, 2022.

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
impairment.
The

Company

has

determined

that

all

of

our

locations

share

similar

economic

characteristics

and

support

each

other

in

the
production of eggs and customer support. Therefore, we aggregate all our locations as a single reporting unit for testing goodwill for

impairment.

When

the

Company

acquires

a

new

location,

we

determine

whether

it

should

be

integrated

into

our

single
reporting unit or

treated as a

separate reporting unit. Historically, we

have concluded that

acquired operations should be

integrated
into our single reporting unit due to the operational changes, redistribution of customers, and significant changes in management that occur when we acquire businesses, which result in the acquired operations sharing similar economic characteristics with the
rest of our locations. Once goodwill associated with acquired operations becomes part of goodwill of our single reporting unit, it no longer represents the particular

acquired operations that gave rise to the

goodwill. We

may conclude that a business acquired
in the future should be treated as a separate reporting unit, in which case it would be tested separately for goodwill

impairment.
At May 28, 2022, goodwill represented 3.1% of total assets and 2.9% of stockholders’ equity.

Judgment exists in management’s evaluation

of the qualitative factors which include macroeconomic conditions, the current egg industry environment,

cost inputs such as

feed ingredients and overall financial performance. Furthermore, judgment exists in the
evaluation

of the

threshold of

whether it

is more

likely than

not that

the fair

value of

a reporting

unit is

less than

its carrying
amount. Uncertainty exists due to uncontrollable events that could occur that could negatively affect our operating conditions.
During our

annual impairment

test in fiscal

2022, we

determined that

goodwill passed

the qualitative

assessment and

therefore
no quantitative analysis of goodwill impairment was necessary.

REVENUE RECOGNITION
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

sales.’’
As the

estimates noted

above are

based on

historical information,

we do

not believe

that there

will be

a material

change in

the
estimates and assumptions used

to recognize revenue. However,

if actual results varied significantly

from our estimates it could
expose us to material gains or losses.

LOSS CONTINGENCIES
The Company evaluates

whether a loss contingency

exists, and if the

assessment of a contingency

indicates it is probable

that a
material loss has

been incurred and

the amount of

the loss can

be reasonably estimated,

the estimated loss

would be accrued

in
the Company’s financial statements.

The Company expenses the costs of litigation as they are incurred.
There

were

no

loss

contingency

reserves

for

the

past

three

fiscal

years.

Our

evaluation

of

whether

loss

contingencies

exist
primarily relates to

litigation matters. The

outcome of litigation

is uncertain due

to, among other

things, uncertainties regarding
the facts will be established

during the proceedings, uncertainties

regarding how the law will

be applied to the facts

established,
and uncertainties

regarding the

calculation of

any potential

damages or

the costs

of any

potential injunctive

relief. If

the facts
discovered or the Company’s

assumptions change, future reserves for

loss contingencies may be required.

Results of operations
may be materially affected by losses or a loss contingency reserve resulting from adverse legal proceedings.
INCOME TAXES
We

determine our

effective tax

rate by estimating

our permanent differences

resulting from differing

treatment of items

for tax
and accounting purposes. Judgment and uncertainty exist with management’s application of tax regulations and evaluation of the
more-likely-than-not recognition and measurement thresholds. We are periodically audited by taxing authorities. An adverse tax settlement could have a negative impact on our effective tax rate and our results of operations.

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK
Our primary exposure to market risk arises from changes

in the prices of conventional eggs,

which are subject to significant price
fluctuations that are largely

beyond our control. We

are focused on growing our

specialty shell egg business because

the selling
prices

of

specialty

shell

eggs are

generally

not

as

volatile

as conventional

shell

egg

prices. Our

exposure

to

market

risk

also
includes changes in

the prices of corn

and soybean meal,

which are commodities

subject to significant

price fluctuations due

to
market conditions

that are

largely beyond

our control.

To

ensure continued

availability of

feed ingredients,

we may

enter into
contracts for future

purchases of corn

and soybean meal,

and as part of

these contracts, we

may lock-in

the basis portion

of our
grain purchases several months in

advance and commit to purchase

organic ingredients to help

assure supply.

Ordinarily, we

do
not enter

long-term contracts

beyond a

year to

purchase corn

and soybean

meal or

hedge against

increases in

the price

of corn
and soybean meal.

The following table

outlines the impact

of price changes

for corn and

soybean meal on

feed costs per

dozen
as feed ingredient pricing varies:
Change in price per bushel of corn
$ (0.84) $ (0.56) $ (0.28) $ 0.00 $ 0.28 $ 0.56 $ 0.84
Change

in price
per ton
Soybean
Meal
$ (76.50) 0.511 0.521 0.531 0.541 0.551 0.561 0.571
$ (51.00) 0.521 0.531 0.541 0.551 0.561 0.571 0.581
$ (25.50) 0.531 0.541 0.551 0.561 0.571 0.581 0.591
$ 0.00 0.541 0.551 0.561 0.571 (a) 0.581 0.591 0.601
$ 25.50 0.551 0.561 0.571 0.581 0.591 0.601 0.611
$ 51.00 0.561 0.571 0.581 0.591 0.601 0.611 0.621
$ 76.50 0.571 0.581 0.591 0.601 0.611 0.621 0.631
(a)
Based on 2022

actual costs, table flexes feed cost inputs to show $0.01 impacts to per dozen egg feed production costs.
INTEREST RATE

RISK
The fair value of our debt is sensitive

to changes in the general level of U.S.

interest rates. In November 2021, we entered

into a
$250 million Credit Facility which bears interest at a variable rate. No amounts were outstanding under that facility during fiscal
2022.

Under

our

current

policies,

we

do

not

use

interest

rate

derivative

instruments

to

manage

our

exposure

to

interest

rate
changes.
FIXED INCOME SECURITIES RISK
At May 28, 2022, the effective maturity of our cash equivalents and investment securities available for sale was 9.5 months, and the composite credit rating of the holdings are A / A2 / A (S&P / Moody’s

/ Fitch).
CONCENTRATION

OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with

respect to

receivables are

limited due

to our

large number

of customers

and their

dispersion across

geographic areas,
except that at May 28,

2022 and May 29,

2021, 27.9% and 23.8%,

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
We

have audited

the accompanying

consolidated balance

sheets of

Cal-Maine Foods,

Inc. and Subsidiaries

as of

May
28, 2022 and May 29,

2021, the related consolidated statements

of income, comprehensive income, stockholders’ equity

and cash
flows for each of the

three years in the period ended

May 28, 2022, and the related

consolidated notes and schedule listed

in the
Index

at

Item

15(a)(1)

and

15(a)(2)

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated

financial

statements

present

fairly,

in

all

material

respects,

the

financial

position

of

Cal-Maine

Foods,

Inc.

and
Subsidiaries as of May

28, 2022 and May

29, 2021, and the

results of their operations

and their cash flows for

each of the three
years in

the period

ended May

28,

2022,

in conformity

with accounting

principles

generally

accepted

in the

United

States of
America.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”),

the Cal-Maine

Foods, Inc.

and Subsidiaries’

internal control

over financial

reporting as

of May

28, 2022,
based

on

the

criteria

established

in
2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the Treadway

Commission and our report dated July 19, 2022 expressed an unqualified opinion.
Basis for Opinion
These

consolidated

financial

statements

are

the

responsibility

of

the

entities’

management.

Our

responsibility

is

to
express an

opinion on

these consolidated

financial statements

based on

our audits.

We

are a

public accounting

firm registered
with the PCAOB and

are required to be

independent with respect to

Cal-Maine Foods, Inc.

and Subsidiaries in accordance

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
Critical Audit Matter
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

of the critical

audit matter

does not

alter in

any way

our opinion

on the
consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below,

providing
a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contingent Liabilities – Litigation and Claims – Refer to Note 18 in the Consolidated

Financial Statements
Critical Audit Matter Description
Cal-Maine Foods, Inc. and Subsidiaries record liabilities for legal proceedings and claims in those instances where they can reasonably estimate the amount of the loss and when the liability is probable.

Where the reasonable estimate of the probable
loss is a range, Cal-Maine

Foods, Inc. and Subsidiaries record

the most likely estimate of

the loss, or the low end of

the range if

there is no one best estimate.

Cal-Maine Foods, Inc. and Subsidiaries either disclose the

amount of a possible loss or

range of loss
in

excess

of

established

accruals

if

estimable,

or

states

that

such

an

estimate

cannot

be

made.

Cal-Maine

Foods,

Inc.

and
Subsidiaries disclose significant

legal proceedings and

claims even where

liability is not

probable or the

amount of the

liability
is not

estimable, or

both, if

Cal-Maine Foods,

Inc. and

Subsidiaries believe

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

Cal-Maine Foods, Inc.

and Subsidiaries’ evaluation

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

Cal-Maine Foods, Inc. and Subsidiaries’ assessment
regarding

whether

an

unfavorable

outcome

is

reasonably

possible

or

probable

and

reasonably

estimable,

evaluating

the
sufficiency

of Cal-Maine

Foods, Inc.

and Subsidiaries’

disclosures

related

to legal

proceedings and

claims and

evaluating

the
completeness and accuracy of Cal-Maine Foods, Inc. and Subsidiaries’ legal contingencies.

/s/ Frost, PLLC
We have served

as the Company’s auditor since 2007.
Little Rock, Arkansas
July 19, 2022

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
May 28, 2022 May 29, 2021
Assets
Current assets:
Cash and cash equivalents $
59,084
$
57,352
Investment securities available-for-sale
115,429
112,158
Receivables:
Trade receivables, net
169,109
79,066
Income tax receivable
42,147
42,516
Other
8,148
5,057
Total receivables,

net
219,404
126,639
Inventories, net
263,316
218,375
Prepaid expenses and other current assets
4,286
5,407
Total current

assets
661,519
519,931
Property, plant &

equipment, net
677,796
589,417
Finance lease right-of-use asset, net
371
525
Operating lease right-of-use asset, net
1,005
1,724
Investments in unconsolidated entities
15,530
54,941
Goodwill
44,006
35,525
Intangible assets, net
18,131
20,341
Other long-term assets
9,131
6,770
Total assets $
1,427,489
$
1,229,174
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable $
82,049
$
52,784
Dividends payable
36,656
—
Accrued wages and benefits
26,059
23,812
Income tax payable
25,687
—
Accrued expenses and other liabilities
13,527
12,595
Current portion of finance lease obligation
224
215
Current portion of operating lease obligation
472
691
Total current

liabilities
184,674
90,097
Long-term finance lease obligation
214
438
Long-term operating lease obligation
533
1,034
Other noncurrent liabilities
9,527
10,416
Deferred income taxes
128,196
114,408
Total liabilities
323,144
216,393
Commitments and contingencies - see Note 18 — —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock – authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock – authorized and issued
4,800

shares
48
48
Paid-in capital
67,989
64,044
Retained earnings
1,065,854
975,977
Accumulated other comprehensive income (loss), net of tax
(1,596)
(558)
Common stock in treasury,

at cost –
26,121

and
26,202

shares in 2022 and 2021,
respectively
(28,447)
(27,433)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,104,551
1,012,781
Noncontrolling interest in consolidated equity
(206)
—
Total stockholders’

equity
1,104,345
1,012,781
Total liabilities and stockholders’

equity
$
1,427,489
$
1,229,174
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
Fiscal years ended
May 28, 2022 May 29, 2021 May 30, 2020
52 weeks 52 weeks 52 weeks
Net sales $
1,777,159
$
1,348,987
$
1,351,609
Cost of sales
1,440,100
1,188,326
1,172,021
Gross profit
337,059
160,661
179,588
Selling, general and administrative
198,631
183,943
178,237
(Gain) loss on disposal of fixed assets
(5,109)
2,982
82
Operating income (loss)
143,537
(26,264)
1,269
Other income (expense):
Interest expense
(403)
(213)
(498)
Interest income
988
2,828
4,962
Patronage dividends
10,130
9,004
10,096
Equity in income of unconsolidated entities
1,943
622
534
Other, net
9,820
4,074
3,696
Total other income
22,478
16,315
18,790
Income (loss) before income taxes
166,015
(9,949)
20,059
Income tax expense (benefit)
33,574
(12,009)
1,731
Net income
132,441
2,060
18,328
Less:

Net loss attributable to noncontrolling interest
(209)
—
(63)
Net income attributable to Cal-Maine Foods, Inc. $
132,650
$
2,060
$
18,391
Net income per share attributable to Cal-Maine Foods, Inc.:
Basic $
2.73
$
0.04
$
0.38
Diluted $
2.72
$
0.04
$
0.38
Weighted average

shares outstanding:
Basic
48,581
48,522
48,467
Diluted
48,734
48,656
48,584
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of
Comprehensive Income

(in thousands)
Fiscal years ended
May 28, 2022 May 29, 2021 May 30, 2020
Net income $
132,441
$
2,060
$
18,328
Other comprehensive loss, before tax:
Unrealized holding gain (loss) available-for-sale securities, net of reclassification adjustments
(1,398)
(736)
59
Increase in accumulated post-retirement benefits obligation, net of reclassification adjustments
(9)
(137)
(445)
Other comprehensive loss, before tax
(1,407)
(873)
(386)
Income tax benefit related to items of other comprehensive loss
(369)
(236)
(110)
Other comprehensive loss, net of tax
(1,038)
(637)
(276)
Comprehensive income
131,403
1,423
18,052
Less: comprehensive loss attributable to the noncontrolling interest
(209)
—
(63)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
131,612
$
1,423
$
18,115
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)
Common Stock
Shares Amount
Class A
Shares
Class A
Amount
Treasury
Shares
Treasury
Amount
Paid In
Capital
Retained
Earnings
Accum.
Other
Comp.
Income
(loss)
Noncontrolling
Interest Total
Balance at June 1, 2019
70,261
$
703
4,800
$
48
26,366
$
(25,866)
$
56,857
$
954,527
$
355
$
3,182
989,806
Stock compensation plan transactions — — — —
(79)
(808)
3,515
— — —
2,707
Distributions to noncontrolling interest
partners — — — — — — — — —
(755)
(755)
Acquisition of noncontrolling interest in
Texas Egg Products,

LLC
— — — — — — —
2,229
—
(2,364)
(135)
Net income (loss) — — — — — — —
18,391
—
(63)
18,328
Other comprehensive loss, net of tax — — — — — — — —
(276)
—
(276)
Balance at May 30, 2020
70,261
703
4,800
—
48
26,287
(26,674)
60,372
975,147
79
—
1,009,675
Impact of ASC 326, see Note 1 — — — — — — —
422
— —
422
Balance at May 31, 2020
70,261
703
4,800
48
26,287
(26,674)
60,372
975,569
79
—
1,010,097
Stock compensation plan transactions — — — —
(85)
(759)
3,667
— —
2,908
Dividends — — — — — — —
(1,652)
— —
(1,652)
Contributions — — — — — —
5
— — —
5
Net income — — — — — — —
2,060
— —
2,060
Other comprehensive loss, net of tax — — — — — — — —
(637)
(637)
Balance at May 29, 2021
70,261
703
4,800
48
26,202
(27,433)
64,044
975,977
(558)
—
1,012,781
Stock compensation plan transactions — — — —
(81)
(1,014)
3,945
— — —
2,931
Dividends — — — — — — —
(42,773)
— —
(42,773)
Contributions — — — — — — — — —
3
3
Net income (loss) — — — — — — —
132,650
—
(209)
132,441
Other comprehensive loss, net of tax — — — — — — — —
(1,038)
—
(1,038)
Balance at May 28, 2022
70,261
$
703
4,800
$
48
26,121
$
(28,447)
$
67,989
$
1,065,854
$
(1,596)
$
(206)
$
1,104,345
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
Fiscal year ended
May 28, 2022 May 29, 2021 May 30, 2020
Cash flows from operating activities:
Net income $
132,441
$
2,060
$
18,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
68,395
59,477
58,103
Deferred income taxes
5,676
22,351
10,281
Equity in income of affiliates
(1,943)
(622)
(534)
(Gain) Loss on disposal of property,

plant and equipment
(5,109)
2,982
82
Impairment loss on fixed assets
—
196
2,919
Stock compensation expense, net of amounts paid
4,063
3,778
3,617
Unrealized losses on investments
(745)
1,810
744
Gains on sales of investments
(2,208)
(22)
(611)
Purchases of equity securities
3,469
(334)
(275)
Sales of equity securities

4,939
55
1,212
Amortization of investments
977
890
316
Gain on change in fair value of investment in affiliates
(4,545)
—
—
Other
(109)
(427)
(248)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in receivables and other assets
(97,722)
(33,487)
(28,300)
Increase in inventories
(36,152)
(31,159)
(9,704)
Increase (decrease) in accounts payable, accrued expenses and other liabilities
54,782
(1,412)
17,679
Net cash provided by operating activities
126,209
26,136
73,609
Cash flows from investing activities:
Purchases of investments
(98,243)
(88,283)
(107,234)
Sales of investments
92,703
129,108
204,277
Acquisition of businesses, net of cash acquired
(44,823)
—
(44,650)
Investment in unconsolidated entities
(3,000)
—
—
Distributions from unconsolidated entities
400
6,663
7,114
Purchases of property,

plant and equipment
(72,399)
(95,069)
(124,178)
Net proceeds from disposal of property,

plant and equipment
8,341
3,390
3,306
Net cash used in investing activities
(117,021)
(44,191)
(61,365)
Cash flows from financing activities:
Principal payments on long-term debt
—
—
(1,500)
Principal payments on finance lease
(215)
(205)
(196)
Distributions to noncontrolling interest partners
—
—
(755)
Purchase of common stock by treasury
(1,127)
(871)
(910)
Payments of dividends
(6,117)
(1,652)
—
Contributions

3
5
—
Net cash used in financing activities
(7,456)
(2,723)
(3,361)
Increase (decrease) in cash and cash equivalents
1,732
(20,778)
8,883
Cash and cash equivalents at beginning of year
57,352
78,130
69,247
Cash and cash equivalents at end of year $
59,084
$
57,352
$
78,130
Supplemental information:
Cash paid for operating leases $
805
$
929
$
871
Income taxes paid $
2,214
$
995
$
32
Interest paid $
379
$
508
$
498
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Cal-Maine Foods, Inc. (“we,”

“us,” “our,” or the

“Company”) is primarily

engaged in the

production, grading, packing and

sale of
fresh shell eggs, including nutritionally-enhanced, cage-free,

organic, free-range, pasture-raised and brown

eggs. The Company,
which is headquartered

in Ridgeland, Mississippi, is the

largest producer

and distributor of fresh

shell eggs in the

United States
and sells the majority

of its shell

eggs in states

across the

southwestern, southeastern,

mid-western and

mid-Atlantic regions

of
the United States.

Principles of Consolidation
The consolidated financial statements include

the accounts of all wholly-owned

subsidiaries and of majority-owned subsidiaries
over which we exercise control. All significant intercompany transactions and accounts have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year-end is on the Saturday closest to May 31. Each of the year-to-date periods ended
May 28, 2022 , May
29, 2021, and May 30, 2020, included
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

2021, checks outstanding in excess

of related book cash

balances totaled $
7.5

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

operations. Available

-for-sale securities are

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

28, 2022

and May

29,
2021, reserves for credit losses

were $
775

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

May

28,

2022

and

May

29,

2021,
one
customer accounted for approximately
27.9
% and
23.8
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
Property,

Plant and Equipment
Property,

plant and equipment

are stated at

cost. Depreciation is

provided by the

straight-line method over

the estimated useful
lives, which

are
15

to
25

years for

buildings and

improvements

and
3

to
12

years for

machinery and

equipment. Repairs

and
maintenance are expensed as incurred.

Expenditures that increase the

value or productive capacity of

assets are capitalized. When
property,

plant, and

equipment are

retired, sold,

or otherwise

disposed of,

the asset’s

carrying amount

and related

accumulated
depreciation are removed from the accounts and any gain or loss is included in operations. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment as part of the asset to which it relates and amortizes such cost over the asset’s

estimated useful life. When

certain events or changes

in operating conditions occur,

asset lives may be adjusted
and an impairment assessment may be performed on the recoverability of the carrying amounts.
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

When certain

events or changes

in operating

conditions
occur, asset lives may

be adjusted and an

impairment assessment may be

performed on the recoverability

of the carrying amounts.
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
12.6

million, $
11.7

million, and $
9.0

million in fiscal 2022, 2021,

and
2020, respectively.
Income Taxes
Income

taxes

are

accounted

for

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

information. The

Company

records

interest

and

penalties on

uncertain

tax

positions

as

a

component

of

income

tax
expense. Based

upon management’s

assessment, there

are no uncertain

tax positions expected

to have a

material impact on

the
Company’s consolidated

financial statements.
Stock Based Compensation
We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC
718 requires

all share-based

payments to

employees and

directors, including

grants of

employee stock

options, restricted

stock
and

performance-based

shares, to

be

recognized

in

the statement

of income

based

on their

fair

values.

ASC 718

requires the

benefits of tax deductions in

excess of recognized compensation cost to

be reported as a financing cash

flow. See
Note 16 – Stock
Compensation Plans

for more information.
Business Combinations
The Company applies the acquisition

method of accounting, which

requires that once control is obtained,

all the assets acquired
and liabilities assumed,

including amounts

attributable to noncontrolling

interests, are recorded

at their respective

fair values at
the date of

acquisition. The

fair values of

identifiable assets

and liabilities are

determined internally

and requires

estimates and
the

use

of

various

valuation

techniques.

When

a

market

value

is

not

readily

available,

our

internal

valuation

methodology
considers the remaining estimated life of the assets acquired and what management believes is the market value for those assets.

We

typically use the income

method approach for

intangible assets acquired in

a business combination. Significant

estimates in
valuing certain intangible assets include, but

are not limited to,

the amount and timing of

future cash flows, growth rates,

discount
rates and useful

lives. The excess

of the purchase

price over fair

values of identifiable

assets and liabilities

is recorded as

goodwill.

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

in a discrete tax

benefit of $
8.3
million,

which

includes

a

$
7.3

million

decrease

in

deferred

income

tax

expense

related

to

the

outside-basis

of

our

equity
investment in Red River, with a corresponding non-recurring,

non-cash $
955,000

reduction to income taxes expense on the non-
taxable remeasurement gain associated with the acquisition. As part of the acquisition accounting, the Company also recorded an
$
8.5

million

deferred

tax

liability

for

the

difference

in

the

inside-basis

of

the

acquired

assets

and

liabilities

assumed.

The
recognition of deferred

tax liabilities resulted in

the recognition of goodwill.

None of the goodwill

recognized is expected

to be
deductible for income tax purposes.

Note 3 - Investment Securities
The following presents the Company’s

investment securities as of May 28, 2022 and May 29, 2021 (in thousands):
May 28, 2022
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
10,136
$
—
$
32
$
10,104
Commercial paper
14,940
—
72
14,868
Corporate bonds
74,167
—
483
73,684
Certificates of deposits
1,263
—
18
1,245
US government and agency obligations
2,205
4
—
2,209
Asset backed securities
13,456
—
137
13,319
Total current

investment securities
$
116,167
$
4
$
742
$
115,429
Mutual funds $
3,826
$
—
$
74
$
3,752
Total noncurrent

investment securities
$
3,826
$
—
$
74
$
3,752
May 29, 2021
Amortized
Cost
Unrealized

Gains
Unrealized

Losses
Estimated Fair
Value
Municipal bonds $
16,424
$
56
$
—
$
16,480
Commercial paper
1,998
—
—
1,998
Corporate bonds
80,092
608
—
80,700
Certificates of deposits
1,077
—
1
1,076
Asset backed securities
11,914
—
10
11,904
Total current

investment securities
$
111,505
$
664
$
11
$
112,158
Mutual funds $
2,306
$
1,810
$
—
$
4,116
Total noncurrent

investment securities
$
2,306
$
1,810
$
—
$
4,116
Available-for-sale
Proceeds

from

the

sales and

maturities

of

available-for-sale

securities

were

$
92.7

million,

$
129.1

million,

and $
204.3

million
during fiscal 2022, 2021, and 2020, respectively. Gross realized gains for fiscal 2022, 2021, and 2020 were $
181

thousand, $
456
thousand,

and

$
278

thousand,

respectively.

Gross

realized

losses

for

fiscal

2022,

2021,

and

2020

were

$
76

thousand,

$
19
thousand, and $
6

thousand, respectively. There

was
no

allowance for credit losses at May 28, 2022 and May 29, 2021.
Actual maturities may differ from contractual maturities because some borrowers have the right to

call or prepay obligations with
or

without

call

or

prepayment

penalties.

Contractual

maturities

of

investment

securities

at

May

28,

2022

are

as

follows

(in
thousands):
Estimated Fair Value
Within one year $
58,970
1-5 years
56,459
Total $
115,429
Noncurrent

Proceeds from sales and maturities of noncurrent investment securities were $
4.9

million, $
54

thousand, and $
1.2

million, during
fiscal 2022,

2021 and

2020, respectively.

Gross realized

gains on

those sales

and maturities

during fiscal

2022 and

2021 were
$
2.2

million and $
611

thousand, respectively.

There were
no

realized losses for fiscal 2022, 2021, and 2020.

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

Value

on a Recurring Basis
In accordance with

the fair value hierarchy

described above, the

following table shows the

fair value of our

financial assets and
liabilities that are required to be measured at fair value on a recurring basis as of May 28, 2022 and May 29, 2021 (in thousands):
May 28, 2022 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
10,104
$
—
$
10,104
Commercial paper
—
14,868
—
14,868
Corporate bonds
—
73,684
—
73,684
Certificates of deposits
—
1,245
—
1,245
US government and agency obligations
—
2,209
—
2,209
Asset backed securities
—
13,319
—
13,319
Mutual funds
3,752
—
—
3,752
Total assets measured at fair

value
$
3,752
$
115,429
$
—
$
119,181
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

Note 5 - Inventories
Inventories consisted of the following (in thousands):
May 28, 2022 May 29, 2021
Flocks, net of amortization $
144,051
$
123,860
Eggs and egg products
26,936
21,084
Feed and supplies
92,329
73,431
$
263,316
$
218,375
We grow and maintain

flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders
(male and female chickens used

to produce fertile eggs to

hatch for egg production flocks).

Our total flock at May

28, 2022 and
May 29, 2021,

consisted of approximately
11.5

million and
10.8

million pullets and

breeders and
42.2

million and
37.8

million
layers, respectively.
The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
May 28, 2022 May 29, 2021 May 30, 2020
Amortization $
160,107
$
133,448
$
133,379
Mortality
8,011
6,769
5,823
Total flock costs charged

to cost of sales
$
168,118
$
140,217
$
139,202
Note 6 - Property,

Plant and Equipment
Property, plant and equipment

consisted of the following (in thousands):
May 28, 2022 May 29, 2021
Land and improvements $
109,833
$
101,174
Buildings and improvements
517,859
454,332
Machinery and equipment
655,925
584,778
Construction-in-progress
71,967
72,879
1,355,584
1,213,163
Less: accumulated depreciation
677,788
623,746
$
677,796
$
589,417
Depreciation expense was $
65.8

million, $
56.5

million and $
54.5

million in the fiscal years ended May 28, 2022, May 29, 2021, and May 30, 2020, respectively.
The Company

maintains insurance

for both

property damage

and business

interruption relating

to catastrophic

events, such

as
fires. Insurance recoveries

received for

property damage

and business

interruption in

excess of

the net

book value

of damaged
assets, clean-up and

demolition costs, and

post-event costs are

recognized as income

in the period

received or committed

when
all contingencies

associated with the

recoveries are

resolved. Gains on

insurance recoveries

related to business

interruption are
recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “(Gains) loss on disposal
of fixed assets.” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related
to property

damage are classified

as investing cash

flows in

the statement of

cash flows. Insurance

claims incurred

or finalized
during the fiscal

years ended May

28, 2022, May

29, 2021, and

May 30, 2020

did not have

a material effect

on the Company's
consolidated financial statements.
Note 7 - Investment in Unconsolidated Entities
As of

May 28,

2022 and

May 29,

2021, the

Company owned
50
% in

Specialty Eggs,

LLC ("Specialty

Eggs") and

Southwest
Specialty Eggs,

LLC ("Southwest

Specialty Eggs"),

which are

accounted for

using the

equity method

of accounting.

Specialty
Eggs owns the Egg-Land's Best franchise for most of Georgia and South Carolina, as well as a portion of western North Carolina
and eastern Alabama. Southwest Specialty

Eggs owns the Egg-Land's Best franchise

for Arizona, southern California

and Clark
County, Nevada (including

Las Vegas).

As of May

29, 2021, the

Company owned
50
% in Red

River which was

acquired at the

beginning of

fiscal 2022 (see
Note 2 –
Acquisition
). The Company accounted for Red River using the equity method of accounting in fiscal 2021.
Equity method investments are included

in “Investments in unconsolidated entities”

in the accompanying Consolidated Balance
Sheets and totaled $
10.5

million and $
49.9

million at May 28, 2022 and May 29, 2021, respectively.

Equity

in

income

of

unconsolidated

entities

of

$
1.9

million,

$
622

thousand,

and

$
534

thousand

from

these

entities

has

been
included in the Consolidated Statements of Income for fiscal 2022

,

2021, and 2020, respectively.
The condensed consolidated financial

information for the

Company's unconsolidated joint

ventures was as

follows (in thousands):
For the fiscal year ended
May 28, 2022 May 29, 2021 May 30, 2020
Net sales $
145,281
$
119,853
$
188,922
Net income
3,942
1,596
1,064
Total assets
42,971
106,592
113,513
Total liabilities
21,892
5,850
4,655
Total equity
21,079
100,742
108,858
The

Company

is

a

member

of

Eggland’s

Best,

Inc.

(“EB”),

which

is

a

cooperative. At

May

28,

2022

and

May

29,

2021,
“Investments

in

unconsolidated

entities”

as

shown

on

the

Company’s

Consolidated

Balance

Sheet

includes

the

cost

of

the
Company’s

investment in EB plus

any qualified written

allocations. The Company

cannot exert significant

influence over EB’s
operating

and financial

activities; therefore,

the Company

accounts for

this investment

using the

cost method.

As of

May 28,
2022 and May 29, 2021, the carrying value of this investment was $
768

thousand.
The following relates to the Company’s

transactions with these unconsolidated affiliates (in thousands):

For the fiscal year ended
May 28, 2022 May 29, 2021 May 30, 2020
Sales to unconsolidated entities $
94,311
$
56,765
$
54,559
Purchases from unconsolidated entities
60,016
76,059
71,475
Distributions from unconsolidated entities
400
6,663
7,114
May 28, 2022 May 29, 2021
Accounts receivable from unconsolidated entities
10,815
$
2,404
Accounts payable to unconsolidated entities
4,678
4,161
Note 8 - Goodwill and Other Intangible Assets
Goodwill and other intangibles consisted of the following (in thousands):
Other Intangibles
Franchise Customer Non-compete Right of Water Total
Goodwill rights relationships agreements Use rights Trademark intangibles
Balance May 30, 2020 $
35,525
$
18,327
$
2,354
$
1,179
$
—
$
720
$
236
$
58,341
Additions —
—
—
—
39
—
—
39
Amortization —
(1,628)
(666)
(160)
(10)
—
(50)
(2,514)
Balance May 29, 2021
35,525
16,699
1,688
1,019
29
720
186
55,866
Additions
8,481
—
—
—
10
—
—
8,491
Amortization —
(1,628)
(362)
(159)
(21)
—
(50)
(2,220)
Balance May 28, 2022 $
44,006
$
15,071
$
1,326
$
860
$
18
$
720
$
136
$
62,137

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
May 28, 2022 May 29, 2021
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Other intangible assets:
Franchise rights $
29,284
$
(14,213)
$
29,284
$
(10,957)
Customer relationships
9,644
(8,318)
20,544
(18,190)
Non-compete agreements
1,450
(590)
1,450
(271)
Right of use intangible
239
(221)
191
(191)
Water rights *
720
—
720
—
Trademark
400
(264)
400
(164)
Total $
41,737
$
(23,606)
$
52,589
$
(29,773)
*

Water rights are

an indefinite life intangible asset.
No significant residual value is estimated for these

intangible assets. Aggregate amortization expense for fiscal years 2022, 2021, and 2020 totaled $
2.2

million, $
2.5

million, and $
2.9

million, respectively.

The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):
For fiscal year Estimated amortization expense
2023 $
2,216
2024
2,170
2025
2,041
2026
2,008
2027
1,703
Thereafter
7,273
Total $
17,411
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
incurred but not

reported claims were approximately

$
24.6

million, $
21.7

million, and $
17.8

million in fiscal years

2022, 2021,
and 2020, respectively.

The liability recorded

for incurred but

not reported claims

was $
2.8

million and $
2.4

million as of

May
28,

2022

and

May

29,

2021,

respectively

and

are

classified

as

“Accrued

expenses

and

other

liabilities”

in

the

Company’s
Consolidated Balance Sheets.
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
3.9

million in fiscal year 2022

and $
3.8

million in both fiscal years

2021 and 2020. The Company
did
no
t

make

direct

contributions

of

the

Company’s

Common

Stock

in

fiscal

years

2022,

2021,

or

2020.

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
The

Company

has

deferred

compensation

agreements

with

certain

officers

for

payments

to

be

made

over

specified

periods
beginning when the officers

reach age
65

or over as specified in the

agreements. Amounts accrued for

the agreements are based
upon

deferred

compensation

earned

over

the

estimated

remaining

service

period

of

each officer.

Payments

made

under

these
agreements

were $
170

thousand, in fiscal

years 2022

and 2021,

and $
150

thousand in fiscal

year

2020. The liability

recorded
related to these agreements was $
1.1

million and $
1.4

million at May 28, 2022 and May 29, 2021, respectively.

Effective

December

1,

2021,

the

Company

amended

and

restated

its

deferred

compensation

plan

(the

“Amended

DC Plan”).

The Amended DC Plan,

expanded eligibility for participation

from named officers only

to a select

group of management or

highly
compensated employees of the

Company,

expanded the investment options

available and added the

ability of participants to

make
elective deferrals.

The awards

issued under

the Amended

DC Plan

were $
340

thousand, $
279

thousand, and

$
266

thousand in
fiscal 2022,

2021, and 2020,

respectively. Payments

made under

the Amended

DC Plan were

$
480

thousand and $
55

thousand
in fiscal 2022 and 2021, respectively. The liability

recorded for the Amended DC Plan was $
4.5

million and $
4.1

million at May
28, 2022 and May 29, 2021, respectively.
Deferred compensation expense for

both plans totaled $
258

thousand, $
1.6

million and $
621

thousand in fiscal 2022,

2021, and
2020,

respectively.
Postretirement Medical Plan
The Company

maintains an

unfunded postretirement

medical plan to

provide limited

health benefits to

certain qualified

retired
employees

and officers.

Retired non-officers

and

spouses are

eligible for

coverage

until attainment

of Medicare

eligibility,

at
which time coverage

ceases. Retired officers

and spouses

are eligible for

lifetime benefits under

the plan. Officers,

who retired
prior to May 1, 2012 and their spouses must participate in Medicare

Plans A and B. Officers, who retire on or after May 1, 2012
and their spouses must participate in Medicare Plans A, B, and D.

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
2.9

million and $
3.4

million
at

May

28,

2022

and

May

29,

2021,

respectively.

The

remaining

disclosures

associated

with

ASC

715

are

immaterial

to

the
Company’s financial statements.
Note 10 - Credit Facility

For fiscal years 2022, 2021 and 2020, interest was $
403

thousand, $
213

thousand, and $
498

thousand, respectively.
On November 15, 2021, we entered into an Amended and Restated Credit Agreement (the “Credit

Agreement”) with a
five -year
term. The Credit Agreement amended and restated the Company’s previously existing credit agreement dated July 10, 2018. The
Credit Agreement

provides for an

increased senior

secured revolving credit

facility (the

“Credit Facility” or

“Revolver”), in

an
initial aggregate principal amount of up to $
250

million, which includes a $
15

million sublimit for the issuance of standby letters
of credit and

a $
15

million sublimit for

swingline loans. The

Credit Facility also

includes an accordion

feature permitting, with
the consent

of BMO

Harris Bank

N.A. (the

“Administrative Agent”),

an increase

in the

Credit Facility

in the

aggregate up

to
$
200

million

by

adding

one

or

more

incremental

senior

secured

term

loans

or

increasing

one

or

more

times

the

revolving
commitments under the

Revolver.
No

amounts were borrowed under

the facility as of May

28, 2022 or May

29, 2021 or during
fiscal 2022 or fiscal 2021. The Company had $
4.1

million of outstanding standby letters of credit issued under the Credit Facility at May 28, 2022.
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
50
%; and (ii) a requirement to maintain Minimum

Tangible Net

Worth at

all times of $
700

Million plus
50
% of net
income

(if

net

income

is

positive)

less

permitted

restricted

payments

for

each

fiscal

quarter

after

November

27,

2021.
Additionally,

the Credit Agreement

requires that Fred

R. Adams Jr.’s

spouse, natural children,

sons-in-law or grandchildren,

or
any trust,

guardianship, conservatorship

or custodianship

for the primary

benefit of any

of the foregoing,

or any family

limited
partnership, similar limited liability

company or other entity

that
100
% of the voting control

of such entity is held

by any of the
foregoing, shall maintain

at least
50
% of the Company's

voting stock. Failure

to satisfy any of

these covenants will constitute

a
default under the terms of

the Credit Agreement. Further,

under the terms of the Credit

Agreement, payment of dividends under
the

Company's

current

dividend

policy

of

one-third

of

the

Company's

net

income

computed

in

accordance

with

GAAP

and
payment of other

dividends or repurchases

by the Company

of its capital stock

is allowed, as long

as after giving

effect to such
dividend

payments or

repurchases no

default has

occurred and

is continuing

and

the sum

of cash

and cash

equivalents of

the
Company and its subsidiaries plus availability under the Credit Facility equals at least $50 million.
The Credit

Agreement also

includes customary

events of

default and

customary remedies

upon the

occurrence of

an event

of
default, including acceleration

of the amounts

due under the Credit

Facility and foreclosure

of the collateral

securing the Credit
Facility.
At May 28, 2022, we were in compliance with the covenant requirements of the Credit Facility.
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
13 Weeks Ended 52 Weeks Ended
May 28, 2022 May 29, 2021 May 28, 2022 May 29, 2021
Net income (loss) attributable to Cal-Maine Foods, Inc. $
109,986
$
(4,244)
$
132,650
$
2,060
Cumulative losses to be recovered prior to payment of
divided at beginning of period
—
—
(4,244)
(1,370)
Net income attributable to Cal-Maine Foods, Inc.
available for dividend $
109,986
$
—
$
—
$
—
1/3 of net income attributable to Cal-Maine Foods, Inc.
available for dividend $
36,662
—
Common stock outstanding (shares)
44,140
44,058
Class A common stock outstanding (shares)
4,800
4,800
Total common stock

outstanding (shares)
48,940
48,858
Dividends per common share* $
0.749
$
—
$
0.874
$
0.034
*Dividends per

common share

=
1/3

of Net

income (loss)

attributable to

Cal-Maine Foods,

Inc. available

for dividend ÷

Total
common stock outstanding (shares).

Note 12 - Equity

The Company has
two

classes of capital stock: Common Stock and Class

A Common Stock. Except as otherwise required by

law
or the Company's Second Restated Certificate of Incorporation

(“Restated Charter”), holders of shares of the Company’s

capital
stock vote as

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

Restated Charter

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
May 28, 2022 May 29, 2021 May 30, 2020
Numerator
Net income $
132,441
$
2,060
$
18,328
Less: Net income (loss) attributable to noncontrolling interest
(209)
—
(63)
Net income attributable to Cal-Maine Foods, Inc. $
132,650
$
2,060
$
18,391
Denominator
Weighted-average

common shares outstanding, basic
48,581
48,522
48,467
Effect of dilutive securities of restricted shares
153
134
117
Weighted-average

common shares outstanding, diluted
48,734
48,656
48,584
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
2.73
$
0.04
$
0.38
Diluted $
2.72
$
0.04
$
0.38

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
62.7

million, $
52.7

million, and

$
52.2

million in

fiscal years

2022, 2021,

and
2020,

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
Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):
13 Weeks Ended 52 Weeks Ended
May 28, 2022 May 29, 2021 May 28, 2022 May 29, 2021
Conventional shell egg sales $
378,190
$
205,987
$
1,061,995
$
766,284
Specialty shell egg sales
186,518
131,243
648,838
539,780
Egg products
26,488
10,997
60,004
36,733
Other
1,768
1,571
6,322
6,190
$
592,964
$
349,798
$
1,777,159
$
1,348,987
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with

a customer. If

the amortization period of these costs

is less than
one year, they are expensed as incurred. When the amortization period is greater than one year, a contract asset is recognized and is amortized

over the

contract life

as a

reduction in

net sales.

As of

May 28,

2022 and

May 29,

2021, the

balance for

contract
assets is immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from
delivery. There

are rarely contract assets or liabilities related to performance under the contract.

Concentration of Credit Risks
Our largest customer, Walmart

Inc. (including Sam's Club) accounted for
29.5
%,
29.8
% and
32.1
% of net sales dollars for fiscal
2022, 2021, and 2020, respectively.

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
13 Weeks Ended

May 28, 2022
52 Weeks Ended

May 28, 2022
Operating Lease cost $
180
$
805
Finance Lease cost
Amortization of right-of-use asset $
46
$
178
Interest on lease obligations $
5
$
25
Short term lease cost $
1,409
$
4,630
Future minimum lease payments under non-cancelable leases are as follows (in thousands):
As of May 28, 2022
Operating Leases Finance Leases
2023 $
539
$
239
2024
380
218
2025
130
—
2026
26
—
2027
5
—
Thereafter
—
—
Total
1,080
457
Less imputed interest
(75)
(19)
Total $
1,005
$
438
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheet are as follows:
As of May 28, 2022
Operating Leases Finance Leases
Weighted-average

remaining lease term (years)
2.3
1.5
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
1,016,573

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
4.1

million,

$
3.8

million,

and

$
3.6

million

in

fiscal

2022,

2021,

and

2020,
respectively.
Our unrecognized

compensation expense

as a result

of non-vested shares

was $
7.0

million at May

28, 2022 and

$
6.6

million at
May 29,

2021. The unrecognized

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
Outstanding, May 29, 2021
302,147
$
39.37
Granted
113,142
41.13
Vested
(92,918)
42.45
Forfeited
(4,527)
38.01
Outstanding, May 28, 2022
317,844
$
39.12
Note 17 - Income Taxes
Income tax expense (benefit) consisted of the following:

Fiscal year ended
May 28, 2022 May 29, 2021 May 30, 2020
Current:
Federal $
24,228
$
(35,090)
$
(6,750)
State
3,670
730
(1,800)
27,898
(34,360)
(8,550)
Deferred:
Federal
2,716
21,658
8,872
State
2,960
693
1,409
5,676
22,351
10,281
$
33,574
$
(12,009)
$
1,731

Significant components of the Company’s

deferred tax liabilities and assets were as follows:
May 28, 2022 May 29, 2021
Deferred tax liabilities:
Property, plant and equipment $
100,250
$
82,508
Inventories
31,987
31,501
Investment in affiliates
65
7,670
Other
5,713
5,648
Total deferred

tax liabilities
138,015
127,327
Deferred tax assets:
Accrued expenses
4,041
3,728
State operating loss carryforwards
470
3,416
Other comprehensive income
866
497
Other
4,442
5,278
Total deferred

tax assets
9,819
12,919
Net deferred tax liabilities $
128,196
$
114,408
The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the
statutory federal income tax rate were as follows:
Fiscal year end
May 28, 2022 May 29, 2021 May 30, 2020
Statutory federal income tax $
34,907
$
(2,087)
$
4,226
State income taxes, net
5,237
1,124
(309)
Domestic manufacturers deduction
—
3,566
684
Enacted net operating loss carryback provision
—
(16,014)
(3,041)
Tax exempt

interest income
(9)
(50)
(111)
Reversal of outside basis in equity investment Red River
(7,310)
—
—
Non-taxable remeasurement gain Red River
(955)
—
—
Other, net
1,704
1,452
282
$
33,574
$
(12,009)
$
1,731
Federal and state income taxes of $
2.2

million, $
995

thousand, and $
32

thousand were paid in fiscal years 2022, 2021, and 2020,
respectively. Federal and state income taxes of $
373

thousand, $
2.6

million, and $
8.4

million were refunded in fiscal years 2022,
2021, and 2020, respectively.
In

fiscal

2022,

the

Company

recognized

$
467

thousand

in

interest

and

penalties.

As

of

May

28,

2022,

the

Company

had
no
accrued interest and penalties related to uncertain tax positions.
As of May 28,

2022, we had completed

the audit by the Internal

Revenue Service (IRS) for

the fiscal years 2013

through 2015.
Final

audit

adjustments

did

not

result

in

a

material

change

to

the

consolidated

financial

statements.

From

management’s
perspective, the years are closed

and are only open with respect

to any net operating loss carryback

to those years.

Although we
are

subject

to

income

tax

in

many

jurisdictions

within

the

U.S.,

we

are

currently

not

under

audit

by

any

state

and

local

tax
authorities.

Tax

periods for

all years

beginning

with fiscal

year

2019 remain

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
100,000

in damages. On August 13,
2020, the

court granted

the defendants’

motion to

dismiss the

State’s

original petition

with prejudice.

On September

11, 2020,
the State

filed a

notice of

appeal, which

was assigned

to the

Texas

Court of

Appeals for

the First

District. The

State filed

its
opening brief

on December

7, 2020.

The Company

and WCF filed

their response

on February

8, 2021.

On February

11, 2022,
the Texas

Court of

Appeals heard

oral argument,

but as

of the

date of

this Annual

Report the

Texas

Court of

Appeals has

not
issued a ruling. Management believes the risk of material loss related to this matter to be remote.
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

the court that

the defendants’ motion

to dismiss be

granted and the

case be dismissed

without prejudice for
lack of subject matter jurisdiction. On September 20, 2021, the court dismissed the case without prejudice. On July 13, 2022, the court denied the plaintiffs’ motion to set aside or amend

the judgment to amend their complaint.
On March 15, 2022,

plaintiffs filed a

second suit against the

Company and several

defendants in Bell et

al. v.

Cal-Maine Foods
et al., Case No. 1:22-cv-246, in the Western District of Texas, Austin Division

alleging the same assertions as laid out in the first
complaint. The Company has not

yet filed a responsive

pleading and there is

currently no deadline to do

so. Management believes
the risk of material loss related to both matters to be remote.
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

of the Sherman Act,

15. U.S.C. §

1, by agreeing

to limit the

production of eggs

and thereby illegally

to raise
the prices that

plaintiffs paid for

processed egg products.

In particular,

the Egg Products Plaintiffs

are attacking certain

features
of the United

Egg Producers animal-welfare

guidelines and program

used by the

Company and many

other egg producers.

The
Egg Products

Plaintiffs seek

to enjoin

the Company

and other

defendants from

engaging in

antitrust violations

and seek

treble
money damages. On May 2, 2022, the court set trial for October 24, 2022.

In addition,

on October

24, 2019,

the Company

entered into

a confidential

settlement agreement

with The

Kellogg Company
dismissing all

claims against the

Company for an

amount that did

not have a

material impact on

the Company’s financial condition
or results of operations. On November

11, 2019, a stipulation for

dismissal was filed with the court,

and on March 28, 2022, the
court dismissed the Company with prejudice.
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

two earlier trials

based on substantially

the same

facts and

legal arguments

resulted in findings of

no conspiracy and/or damages;

this trial will be before

a different judge

and jury in a different

court than
prior related cases; there are significant factual issues to be resolved; and there are requests for damages

other than compensatory
damages (i.e., injunction and treble money damages).
State of Oklahoma Water

shed Pollution Litigation
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

each of which is on

file with the Securities
and Exchange Commission. The public

offering involved only the sale

of shares of Common

Stock that were already

outstanding,
and thus the

Company did not

issue any new

shares or raise

any additional capital

in the offering.

The expenses of

the offering
(not including

the underwriting

discount and

legal fees and

expenses of

legal counsel for

the Selling Stockholders,

which were
paid by the Selling

Stockholders) paid by the

Company were $
1.1

million. Pursuant to

the Agreement, the Selling

Stockholders
reimbursed the Company $
551

thousand.
SCHEDULE II - VALUATION

AND QUALIFYING ACCOUNTS
Fiscal Years

ended May 28, 2022, May 29, 2021, and May 30, 2020

(in thousands)
Description
Balance at

Beginning of Period
Charged to Cost

and Expense
Write-off

of Accounts
Balance at

End of Period
Year

ended May 28, 2022
Allowance for doubtful accounts $ 795 $ 30 $ 50 $ 775
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

2022 at

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

2022. The

framework

on

which
management’s

evaluation

of

our

internal

control

over

financial

reporting

is

based

is

the

“Internal

Control

–
Integrated

Framework”
published

in

2013

by

the

Committee

of

Sponsoring

Organizations

(“COSO”)

of

the
Treadway Commission.
3.

Management has determined

that our internal control over

financial reporting as of

May 28, 2022 is effective.

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
We have

audited Cal-Maine Foods, Inc.

and Subsidiaries’ internal control over

financial reporting as of

May 28, 2022,
based

on

criteria

established

in
2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the

Treadway Commission

(“COSO”).

In our opinion, Cal-Maine

Foods, Inc. and Subsidiaries

maintained, in
all material

respects, effective

internal control

over financial

reporting as

May 28,

2022, based

on criteria

established in
2013
Internal Control – Integrated Framework

issued by the COSO.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”), the consolidated

balance sheets and the

related consolidated statements of

income, comprehensive income,
stockholders’ equity and

cash flows of Cal-Maine

Foods, Inc. and

Subsidiaries and our report

dated July 19, 2022

expressed an
unqualified opinion.
Basis for Opinion
Cal-Maine

Foods,

Inc.

and

Subsidiaries’

management

is

responsible

for

maintaining

effective

internal

control

over
financial

reporting

and

for

their

assessment

of

the

effectiveness

of

internal

control

over

financial

reporting,

included

in

the
accompanying Management’s

Report on Internal Control Over

Financial Reporting in Item 9A.

Our responsibility is to express
an opinion on the entities’

internal control over financial reporting based

on our audit.

We are a public accounting firm registered
with the PCAOB and

are required to be

independent with respect to

Cal-Maine Foods, Inc.

and Subsidiaries in accordance

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

We believe our audit provides

a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
An entities’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of

consolidated financial statements for external purposes in accordance with accounting principles

generally accepted

in the United

States of America.

An entities’ internal

control over financial

reporting
includes those

policies and

procedures that

(1) pertain

to the

maintenance

of records

that, in

reasonable detail,

accurately and
fairly reflect the

transactions and dispositions of

the assets of the

entities; (2) provide reasonable

assurance that transactions are
recorded

as

necessary

to

permit

preparation

of

consolidated

financial

statements

in

accordance

with

accounting

principles
generally

accepted

in the

United States

of America,

and

that receipts

and

expenditures

of the

entities are

being

made only

in
accordance

with

authorizations

of

management

and

directors

of

the

entities;

and

(3)

provide

reasonable

assurance

regarding
prevention or

timely detection

of unauthorized

acquisition, use,

or disposition

of the

entities’ assets

that could

have a

material
effect on the consolidated financial statements.
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

July 19, 2022

(c)

Changes in Internal Control Over Financial Reporting
In

connection

with

its

evaluation

of

the

effectiveness,

as

of

May

28,

2022,

of

our

internal

control

over

financial

reporting,
management determined that there was no change

in our internal control over financial reporting that

occurred during the fourth
quarter ended

May 28,

2022, that

has materially

affected,

or is

reasonably likely

to materially

affect, our

internal control

over
financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS

THAT PREVENT INSPECTIONS
Not applicable.

PART

III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE
Except as set forth below, the information concerning directors, executive officers and corporate governance required by Item 10 is

incorporated

by

reference

from

our

definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the
Securities Exchange Act of 1934 in connection with our 2022 Annual

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

ITEM 11.

EXECUTIVE COMPENSATION

The information concerning executive

compensation required by Item 11

is incorporated by reference from our

definitive proxy
statement which is to

be filed pursuant to Regulation

14A under the Securities

Exchange Act of 1934 in

connection with our 2022
Annual Meeting of Shareholders.

ITEM

12.

SECURITY

OWNERSHIP

OF

CERTAIN

BENEFICIAL

OWNERS

AND MANAGEMENT

AND
RELATED STOCKHOLDER

MATTERS
The information

concerning security

ownership of

certain beneficial

owners and

management and

related stockholder

matters
required by Item 12 is incorporated

by reference from our definitive proxy

statement which is to be filed pursuant

to Regulation
14A under the Securities Exchange Act of 1934 in connection with our 2022

Annual Meeting of Shareholders.

ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The

information

concerning

certain

relationships

and

related

transactions,

and

director

independence

required

by

Item

13

is
incorporated by reference from

our definitive proxy

statement which is

to be filed

pursuant to Regulation

14A under the

Securities
Exchange Act of 1934 in connection with our 2022 Annual Meeting of Shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING

FEES AND SERVICES

The information

concerning principal

accounting fees

and services

required by

Item 14

is incorporated

by reference

from our
definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the

Securities

Exchange

Act

of

1934

in
connection with our 2022 Annual Meeting of Shareholders.

PART

IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)

Financial Statements
The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item
8 and are filed herewith:

Report of Independent Registered Public Accounting Firm

(PCAOB
5348
)
35
Consolidated Balance Sheets – May 28, 2022 and May 29, 2021
37
Consolidated Statements of Income – Fiscal Years Ended May 28, 2022, May 29, 2021, and May 30, 2020
38
Consolidated Statements of Comprehensive Income – Fiscal Years Ended May 28, 2022, May 29, 2021, and May
30, 2020
39
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended May 28, 2022, May 29,
2021, and May 30, 2020
40
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 28, 2022, May 29, 2021, and May 30,
2020
41
Notes to Consolidated Financial Statements
42
(a)(2)

Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
60
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
10.3*
Deferred Compensation Plan, dated November 15, 2021 (incorporated by reference to Exhibit 10.2 in the
Registrant's Form 8-K, filed November 19, 2021)
10.4
Credit Agreement, dated November 15, 2021, among Cal-Maine Foods, Inc., the Guarantors, BMO Harris
Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.1 in the
Registrant's Form 8-K, filed November 19, 2021)
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
10.8*
Form of Restricted Stock Agreement for Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-
Term Incentive Plan
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
†

Submitted electronically with this Annual Report on Form 10-K
(c)

Financial Statement Schedules Required by Regulation S-X
The financial statement schedule required by Regulation S-X is filed at page 60. All other schedules for which provision is made in the

applicable accounting regulations

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
CAL-MAINE FOODS, INC.
/s/ Adolphus B. Baker
Adolphus B. Baker
Chief Executive Officer and Chairman of the Board
Date: July 19, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature Title

Date

/s/

Adolphus B. Baker

Chief Executive Officer and

July 19, 2022
Adolphus B. Baker

Chairman of the Board

(Principal Executive Officer)

/s/

Max P.

Bowman

Vice President, Chief Financial

July 19, 2022
Max P.

Bowman

Officer and Director

(Principal Financial Officer)

/s/ Matthew S. Glover

Vice President, Accounting

July 19, 2022
Matthew S. Glover

(Principal Accounting Officer)

/s/

Sherman L. Miller

President, Chief Operating

July 19, 2022
Sherman L. Miller

Officer and Director

/s/

Letitia C. Hughes

Director

July 19, 2022
Letitia C. Hughes

/s/

James E. Poole

Director

July 19, 2022
James E. Poole

/s/

Steve W. Sanders

Director

July 19, 2022
Steve W. Sanders

/s/

Camille S. Young

Director July 19, 2022
Camille S. Young