Form 10-Q
period 2022-08-27
CAL-MAINE FOODS INC
filed 2022-09-27
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
August 27, 2022

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
Yes
☐

No
☑
There were
44,135,851

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of September 27, 2022.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

August 27, 2022 and May 28, 2022

3

Condensed Consolidated Statements of Operations -
Thirteen Weeks Ended August 27, 2022 and August 28, 2021

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen Weeks Ended August 27, 2022 and August 28, 2021

5

Condensed Consolidated Statements of Cash Flows -

Thirteen Weeks Ended August 27, 2022 and August 28, 2021

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

16

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
24
Item 4.

Controls and Procedures

24

Part II.

Other Information

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 6.

Exhibits

25

Signatures

26

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

August 27, 2022 May 28, 2022
Assets
Current assets:
Cash and cash equivalents $
136,021
$
59,084
Investment securities available-for-sale
145,784
115,429
Trade and other receivables, net
178,217
177,257
Income tax receivable
42,147
42,147
Inventories
265,754
263,316
Prepaid expenses and other current assets
10,965
4,286
Total current

assets
778,888
661,519
Property, plant &

equipment, net
688,656
677,796
Investments in unconsolidated entities
15,674
15,530
Goodwill
44,006
44,006
Intangible assets, net
17,592
18,131
Other long-term assets
9,913
10,507
Total Assets $
1,554,729
$
1,427,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
188,689
$
148,018
Dividends payable
41,742
36,656
Total current

liabilities
230,431
184,674
Other noncurrent liabilities
9,706
10,274
Deferred income taxes, net
126,629
128,196
Total liabilities
366,766
323,144
Commitments and contingencies - see Note 11
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
69,017
67,989
Retained earnings
1,149,399
1,065,854
Accumulated other comprehensive loss, net of tax
(2,350)
(1,596)
Common stock in treasury at cost –
26,125

shares at August 27, 2022 and
26,121

shares
at May 28, 2022
(28,495)
(28,447)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,188,322
1,104,551
Noncontrolling interest in consolidated entity
(359)
(206)
Total stockholders’

equity
1,187,963
1,104,345
Total Liabilities and Stockholders’

Equity
$
1,554,729
$
1,427,489
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Net sales $
658,344
$
324,986
Cost of sales
440,854
318,341
Gross profit
217,490
6,645
Selling, general and administrative
53,607
46,525
(Gain) loss on disposal of fixed assets
33
(213)
Operating income (loss)
163,850
(39,667)
Other income (expense):
Interest income, net
903
232
Royalty income
428
273
Equity income of unconsolidated entities
144
135
Other, net
155
5,163
Total other income, net
1,630
5,803
Income (loss) before income taxes
165,480
(33,864)
Income tax expense (benefit)
40,346
(15,838)
Net income (loss)
125,134
(18,026)
Less: Loss attributable to noncontrolling interest
(153)
—
Net income (loss) attributable to Cal-Maine Foods, Inc. $
125,287
$
(18,026)
Net income (loss) per common share:
Basic $
2.58
$
(0.37)
Diluted $
2.57
$
(0.37)
Weighted average

shares outstanding:
Basic
48,623
48,858
Diluted
48,811
48,858
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Net income (loss) $
125,134

$

(18,026)
Other comprehensive income (loss), before tax:
Unrealized holding loss on available-for-sale securities, net of reclassification adjustments
(997)
(224)
Income tax benefit related to items of other comprehensive income
243
54
Other comprehensive loss, net of tax
(754)
(170)
Comprehensive income (loss)
124,380
(18,196)
Less: Comprehensive loss attributable to the noncontrolling interest
(153)
—
Comprehensive income (loss) attributable to Cal-Maine Foods, Inc. $
124,533
$
(18,196)
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Cash flows from operating activities:
Net income (loss) $
125,134
$
(18,026)
Depreciation and amortization
17,312
17,389
Deferred income taxes
(1,324)
(15,838)
Other adjustments, net
31,690
(7,637)
Net cash provided by (used in) operations
172,812
(24,112)
Cash flows from investing activities:
Purchases of investment securities
(51,834)
(1,388)
Sales and maturities of investment securities
20,296
39,388
Distributions from unconsolidated entities
—
400
Acquisition of business, net of cash acquired
—
(44,823)
Purchases of property,

plant and equipment
(27,662)
(11,233)
Net proceeds from disposal of property,

plant and equipment
78
1,171
Net cash used in investing activities
(59,122)
(16,485)
Cash flows from financing activities:
Payments of dividends
(36,653)
—
Purchase of common stock by treasury
(45)
(18)
Principal payments on finance lease
(55)
(53)
Net cash used in financing activities
(36,753)
(71)
Net change in cash and cash equivalents
76,937
(40,668)
Cash and cash equivalents at beginning of period
59,084
57,352
Cash and cash equivalents at end of period $
136,021
$
16,684
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

of Regulation S-X

and
in

accordance

with generally

accepted

accounting

principles in

the

United

States of

America

(“GAAP”)

for

interim

financial
reporting and should

be read in conjunction

with our Annual Report

on Form 10-K

for the fiscal year

ended May 28,

2022 (the
“2022

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

August 27, 2022
and August 28, 2021 included
13 weeks
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

As of August

27, 2022

and May
28,

2022,

reserves

for

credit

losses

were

$
716

thousand

and

$
775

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
Immaterial Error Correction
Effective

on

May

30,

2021,

the

Company

acquired

the

remaining
50
%

membership

interest

in

Red

River

Valley

Egg

Farm,
LLC (“Red

River”),

including

certain

liabilities. During

the Company’s

third

quarter of

fiscal 2022,

management

determined
that

it

had

not

properly

eliminated

select

intercompany

sales

and

cost

of

sales

transactions

between

Red

River

and

the
corresponding

other wholly

-owned subsidiaries

of the

Company

in its

first and

second quarter

2022 Condensed

Consolidated
Statements

of

Operations.

The

errors

resulted

in

an

overstatement

of

Net

Sales and

Cost of

Sales

of

$
6.7

million

in the

first

Index

quarter of fiscal 2022

and $
9.2

million in the second

quarter of fiscal 2022.

There was
no

impact to Operating

loss, Net income
(loss) or Net income (loss) per share.
We

evaluated

the

errors

quantitatively

and

qualitatively

in

accordance

with

Staff

Accounting

Bulletin
("SAB") No. 99 Materiality,

and

SAB No. 108 Considering

the

Effects

of

Prior

Year

Misstatements

when

Quantifying
Misstatements

in

the

Current

Year

Financial

Statements, and

determined

that

the

related

impact

was not material

to

our
condensed

consolidated

financial statements

for

the first

or second

quarters

of fiscal

2022,

but that

correcting

the cumulative
impact

of

the

errors

would

be

relevant

to

our

Condensed

Consolidated

Statements

of

Operations

for

the third

quarter
ended February

26,

2022. Accordingly,

we

have

reflected

the

correction

of

the

immaterial

error

for

the

first

quarter

of

fiscal
2022 as a reduction of Net Sales and Cost of Sales in the accompanying Condensed

Consolidated Statements of Operations.
New Accounting Pronouncements and Policies
No new accounting pronouncement issued or effective

during the fiscal year had or is expected to have a material impact on our
Consolidated Financial Statements.
Note 2 - Investment Securities
The following represents the Company’s

investment securities as of August 27, 2022 and May 28, 2022 (in thousands):
August 27, 2022
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
15,032
$
—
$
155
$
14,877
Commercial paper
15,936
—
53
15,883
Corporate bonds
81,711
—
1,237
80,474
Certificates of deposits
3,263
—
48
3,215
US government and agency obligations
8,190
—
87
8,103
Asset backed securities
15,620
—
227
15,393
Treasury bills
7,870
—
31
7,839
Total current

investment securities
$
147,622
$
—
$
1,838
$
145,784
Mutual funds $
3,467
$
—
$
130
$
3,337
Total noncurrent

investment securities
$
3,467
$
—
$
130
$
3,337
May 28, 2022
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
10,136
$
—
$
32
$
10,104
Commercial paper
14,940
—
72
14,868
Corporate bonds
74,167
—
483
73,684
Certificates of deposits
1,263
—
18
1,245
US government and agency obligations
2,205
4
—
2,209
Asset backed securities
13,456
—
137
13,319
Total current

investment securities
$
116,167
$
4
$
742
$
115,429
Mutual funds $
3,826
$
—
$
74
$
3,752
Total noncurrent

investment securities
$
3,826
$
—
$
74
$
3,752
Available-for-sale
Proceeds from

sales and

maturities of

investment securities

available-for-sale

were $
20.3

million and

$
39.4

million during

the
thirteen

weeks

ended August

27,

2022

and

August

28,

2021,

respectively.

Gross

realized

gains

for

the

thirteen

weeks

ended
August 27, 2022

and August 28,

2021 were $
2

thousand and $
127

thousand, respectively.

Gross realized

losses for the thirteen
weeks

ended

August

27,

2022

and

August

28,

2021

were

$
27

thousand

and

$
60

thousand,

respectively.

There

were
no
allowances

for credit losses at August 27, 2022 and May 28, 2022.

Index

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at August

27, 2022 are as follows (in thousands):
Estimated Fair Value
Within one year $
64,148
1-5 years
81,636
Total $
145,784
Noncurrent

There were
no

sales of noncurrent

investment securities during

the thirteen weeks

ended August 27,

2022. Proceeds from

sales
and maturities of noncurrent

investment securities were $
385

thousand during the thirteen

weeks ended August 28, 2021.

Gross
realized gains for

the thirteen weeks

ended August 28, 2021

were $
130

thousand. There were
no

realized losses for

the thirteen
weeks ended August 28, 2021.
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

Index

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of August 27, 2022 and May 28,

2022 (in thousands):
August 27, 2022 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
14,877
$
—
$
14,877
Commercial paper
—
15,883
—
15,883
Corporate bonds
—
80,474
—
80,474
Certificates of deposits
—
3,215
—
3,215
US government and agency obligations
—
8,103
—
8,103
Asset backed securities
—
15,393
—
15,393
Treasury bills
—
7,839
—
7,839
Mutual funds
3,337
—
—
3,337
Total assets measured at fair

value
$
3,337
$
145,784
$
—
$
149,121
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
Note 4 - Inventories
Inventories consisted of the following as of August 27, 2022 and May 28,

2022 (in thousands):

August 27, 2022 May 28, 2022
Flocks, net of amortization $
152,264
$
144,051
Eggs and egg products
24,548
26,936
Feed and supplies
88,942
92,329
$
265,754
$
263,316
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male

and female

chickens used

to produce

fertile eggs

to hatch

for egg

production flocks).

Our total

flock at

August
27, 2022 and May

28, 2022 consisted of

approximately
11.4

million and
11.5

million pullets and breeders

and
41.1

million and
42.2

million layers, respectively.
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

Index

not pay a dividend

for a subsequent profitable

quarter until the Company

is profitable on a cumulative

basis computed from the
date of the most recent quarter for which a dividend was paid. For the first quarter of fiscal 2023, we will pay a cash dividend of
approximately $
0.853

per share to holders of our Common Stock and Class A Common Stock.

On our

Condensed Consolidated

Statements of

Operations, we

determine dividends

per common

share in

accordance with

the
computation in the following table (in thousands, except per share data):
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Net income (loss) attributable to Cal-Maine Foods, Inc. $
125,287
$
(18,026)
Cumulative loss to be recovered prior to payment of divided at beginning of period
—
(4,244)
Net income available for dividend $
125,287
$
—
1/3 of net income attributable to Cal-Maine Foods, Inc. available for dividend
41,762
—
Common stock outstanding (shares)
44,136
44,057
Class A common stock outstanding (shares)
4,800
4,800
Total common stock

outstanding (shares)
48,936
48,857
Dividends per common share* $
0.853
$
—
*Dividends

per

common

share

=
1/3

of

Net

income

attributable

to

Cal-Maine

Foods,

Inc.

available

for

dividend

÷

Total

common

stock
outstanding (shares).
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended

August 27, 2022 and August 28, 2021 (in thousands):
Thirteen Weeks

Ended August 27, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at May 28,
2022 $
703
$
48
$
(28,447)
$
67,989
$
(1,596)
$
1,065,854
$
(206)
$
1,104,345
Other comprehensive
loss, net of tax — — — —
(754)
— —
(754)
Stock compensation
plan transactions — —
(48)
1,028
— — —
980
Dividends — — — — —
(41,742)
—
(41,742)
Net income (loss) — — — — —
125,287
(153)
125,134
Balance at August
27, 2022 $
703
$
48
$
(28,495)
$
69,017
$
(2,350)
$
1,149,399
$
(359)
$
1,187,963
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

Index

Note 7 - Net Income (Loss) per Common Share

Basic net

income (loss)

per share

is based

on the

weighted average

Common Stock

and Class

A Common

Stock outstanding.
Diluted net income

per share

is based on

weighted-average common

shares outstanding

during the

relevant period adjusted

for
the

dilutive

effect

of share-based

awards.

Restricted

shares

of
131

thousand

were

antidilutive

due

to

the net

loss for

the first
quarter of fiscal 2022. These shares were not included in the diluted net loss per share calculation.
The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income (loss) per common share (amounts in thousands, except per share data):
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Numerator
Net income (loss) $
125,134
$
(18,026)
Less: Loss attributable to noncontrolling interest
(153)
—
Net income (loss) attributable to Cal-Maine Foods, Inc. $
125,287
$
(18,026)
Denominator
Weighted-average

common shares outstanding, basic
48,623
48,858
Effect of dilutive restricted shares
188
—
Weighted-average

common shares outstanding, diluted
48,811
48,858
Net income (loss) per common share attributable to Cal-Maine Foods,

Inc.
Basic $
2.58
$
(0.37)
Diluted $
2.57
$
(0.37)
Note 8 – Revenue from Contracts with Customers
Satisfaction of Performance Obligation
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

for

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
The following table provides revenue disaggregated by product category

(in thousands):
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Conventional shell egg sales $
425,589
$
182,030
Specialty shell egg sales
200,820
132,458
Egg products
27,640
9,366
Other
4,295
1,132
$
658,344
$
324,986
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and

is amortized

over the

contract life

as a

reduction

in net

sales. As

of August

27,

2022 and

May 28,

2022,

the balance

for
contract assets is immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 9 - Stock Based Compensation
Total stock-based

compensation expense was $
1.0

million for the thirteen weeks ended August 27, 2022 and August 28, 2021.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated 2012 Omnibus Long-Term

Incentive Plan at August 27, 2022 of $
5.9

million will be recorded over a weighted average
period

of
1.9

years.

Refer

to

Part

II

Item

8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary

Data,

Note

16:
Stock Compensation Plans in our 2022 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the thirteen weeks ended August 27, 2022 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 28, 2022
317,844
$
39.12
Vested
(3,240)
38.31
Forfeited
(2,778)
39.48
Outstanding, August 27, 2022
311,826
$
39.12
Note 10 – Income Taxes

For

the

first

quarters

of

fiscal

2023

and

2022,

the

Company

recorded

income

tax

expense

of

$
40.3

million

and

income

tax
benefit of $
15.8

million which reflects

an effective

tax rate of
24.4
% and
46.8
%, respectively.

Excluding the impact

of discrete
items

related

to

an

$
8.3

million

net

tax

benefit

recorded

in

the

first

quarter

of

fiscal

2022

in

connection

with

the

Red

River
Valley

Egg Farm, LLC acquisition, the adjusted effective

tax rate for the first quarter of fiscal 2022 is
22.4
%.

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

Index

Note 11 - Commitments and Contingencies
Financial Instruments
The Company maintained

standby letters of credit

(“LOCs”) totaling $
4.1

million at August 27,

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
First

District.

On

August

16,

2022,

the

appeals

court

reversed

and

remanded

the

case

back

to

the

trial

court

for

further
proceedings.

The

Company

and

WCF

are

considering

whether

to

appeal

this

decision

from

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

On

August

12,

2022,

the

Company

and

other

defendants

in

the

case

filed

a

motion

to

dismiss

the

plaintiffs’
class action

complaint. On

September 6,

2022, the

plaintiffs’ filed

their opposition

to the

motion to

dismiss and

the Company
and other

defendants filed

their reply on

September 13,

2022. The

court has not

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

Index

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

attacking
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers. The

Egg Products

Plaintiffs seek

to enjoin

the Company

and other

defendants from

engaging in

antitrust violations
and seek treble money damages.

On May 2, 2022,

the court set trial for October

24, 2022, but on September

20, 2022, the court
cancelled the

trial date

due to

COVID-19 protocols

and converted

the trial

date to

a status

hearing to

reschedule the

jury trial.
We anticipate the

trial being rescheduled for the first or second calendar quarter of 2023.

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

Index

ITEM

2.

MANAGEMENT’S
DISCUSSION
AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS
The following

should be

read in

conjunction

with Management’s

Discussion and

Analysis of

Financial Condition

and Results
of Operations included

in Part II Item

7 of the Company’s

Annual Report on

Form 10-K for its

fiscal year ended May

28, 2022
(the “2022 Annual Report”), and the accompanying financial statements and notes included in Part II Item 8 of the 2022 Annual
Report and in
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

the 2022
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

starting February 2022,

(vii) our ability

to retain
existing

customers,

acquire

new

customers

and

grow

our

product

mix

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

41.1 million
layers

and

11.4

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

ingredients,

we

may

commit

to

purchase

organic

ingredients

in

advance

to

help

ensure
supply.

Ordinarily,

we do not enter

into long-term contracts

beyond a year

to purchase corn and

soybean meal or hedge

against

Index

increases

in

the

prices

of

corn

and

soybean

meal.

Corn

and

soybean

meal

are

commodities

and

are

subject

to

volatile

price
changes

due

to

weather,

various

supply

and

demand

factors,

transportation

and

storage

costs,

speculators

and

agricultural,
energy and trade policies in the U.S. and internationally

and most recently the Russia-Ukraine war.
An important competitive advantage

for Cal-Maine Foods is

our ability to meet

our customers’ evolving needs

with a favorable
product

mix

of

conventional

and

specialty

eggs,

including

cage-free,

organic

and

other

specialty

offerings,

as

well

as

egg
products.

We

have

also

enhanced

our

efforts

to

provide

free-range

and

pasture-raised

eggs

that

meet

consumers’

evolving
choice

preferences.

While

a

small

part

of

our

current

business,

the

free-range

and

pasture-raised

eggs

we

produce

and

sell
represent attractive offerings

to a subset of

consumers,

and therefore our customers,

and help us continue

to serve as the trusted
provider of quality food choices.
Retail

sales

of

shell

eggs

historically

have

been

highest

during

the

fall

and

winter

months

and

lowest

during

the

summer
months. Prices

for shell

eggs fluctuate

in response

to seasonal

demand factors

and a

natural increase

in egg

production during
the

spring

and

early

summer.

Historically,

shell

egg

prices

tend

to

increase

with

the

start

of

the

school

year

and

tend

to

be
highest

prior

to

holiday

periods,

particularly

Thanksgiving,

Christmas

and

Easter.

Consequently,

and

all

other

things

being
equal, we would

expect to experience

lower selling prices, sales

volumes and net

income (and may incur

net losses) in our

first
and

fourth

fiscal

quarters

ending

in

August/September

and

May/June,

respectively.

Because

of

the

seasonal

and

quarterly
fluctuations,

comparisons

of

our

sales

and

operating

results

between

different

quarters

within

a

single

fiscal

year

are

not
necessarily meaningful comparisons.
HPAI
We

are

closely

monitoring

the

current

outbreak

of

highly

pathogenic

avian

influenza

(“HPAI”),

that

was

first

detected

in
commercial

flocks

in

the

U.S.

in

February

2022

and

which

was

most

recently

detected

in

commercial

flocks

in

the

U.S.

in
September

2022.

According

to

the

U.S.

Centers

for

Disease

Control

and

Prevention,

these

detections

do

not

present

an
immediate

public

health

concern.

There

have

been

no

positive

tests for

HPAI

at

any

Cal-Maine

Foods’

owned

or contracted
production

facility as

of September

27, 2022.

The USDA

division

of Animal

and Plant

Health Inspection

Service (“APHIS”)
reported

that approximately

35.6 million

commercial

layer hens

and 1.0

million

pullets have

been

depopulated

due

to HPAI.
According

to

APHIS,

the

most

recently

reported

outbreaks

of

HPAI

affecting

commercial

layer

hens

and

pullets

occurred
September

21,

2022

and

June

9,

2022,

respectively.

We

believe

the

HPAI

outbreak

will

continue

to

have

an

impact

on

the
overall

supply of

eggs through

the balance

of this

calendar year

and possibly

beyond. According

to LEAP

Market Analytics,
layer hen inventory is not projected to exceed the 320 million mark until October of 2023.
While no

farm is

immune from

HPAI,

we believe

we have implemented

and continue

to maintain

robust biosecurity

programs
across our locations. We

are also working closely with federal, state and local government officials and focused industry groups
to mitigate the risk of this and future outbreaks and effectively manage our response, if needed.
CAGE-FREE EGGS
Ten

states

have

passed

legislation

or

regulations

mandating

minimum

space

or

cage-free

requirements

for

egg

production

or
mandated

the

sale

of

only

cage-free

eggs

and

egg

products

in

their

states,

with

implementation

of

these

laws

ranging

from
January

2022

to

January

2026.

These

states

represent

approximately

27%

of

the

U.S.

total

population

according

to

the 2020
U.S. Census.

In California

and Massachusetts,

which

collectively represent

14% of

the total

U.S. population

according to

the
2020 U.S. Census,

cage-free legislation went

into effect January

1, 2022. However,

these laws are subject

to judicial challenge,
and the

Supreme Court

of the U.S.

recently announced

that in

October 2022

it will

review a

case challenging

California’s

law
that requires the sale of only

cage-free eggs in that state. These laws

have already affected and,

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
A significant number

of our customers

have previously announced

goals to offer

cage-free eggs exclusively

on or before

2026,
subject in

most cases

to availability

of supply,

affordability and

customer demand,

among other

contingencies. Some

of these
customers have

recently changed

those goals

to offer

70% cage-free

eggs by

the end

of 2030.

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

19.4% of

our shell
egg revenues

for the

first quarter

of fiscal

2023.

We

have invested

significant capital

in recent

years to

acquire and

construct
cage-free facilities, and

we expect our focus

for future expansion will

continue to include cage-free

facilities. At the same

time,

Index

we

understand

the

importance

of

our

continued

ability

to provide

more

affordable

conventional

eggs

in

order

to

provide

our
customers with a variety of egg choices and to address hunger in our communities.

For

additional

information,

see

the

2022

Annual

Report,

Part

I,

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government

Regulation,” and

the first

risk factor

in Part

I Item

1A, “Risk

Factors” under

the sub-
heading “Legal and Regulatory Risk Factors.”
EXECUTIVE OVERVIEW
For the first quarter of fiscal

2023, we recorded a gross profit of

$217.5 million compared to $6.6 million

for the same period of
fiscal

2022,

with

the

increase

due

primarily

to

higher

shell

egg

prices

and

increased

volume

of

specialty

eggs

sold,

partially
offset by the increased

cost of feed ingredients

and processing, packaging

and warehouse costs. Our

total dozens sold increased
8.1% to 275.3

million dozen shell

eggs for the

first quarter of

fiscal 2023 compared

to 254.6 million

dozen for the

same period
of fiscal 2022. For the first

quarter of fiscal 2023, conventional

dozens sold decreased 2.3% and specialty

dozens sold increased
35.1% as

compared to

the same

quarter in

fiscal 2022.

Demand for

specialty eggs

increased in

the first

quarter of

fiscal 2023
compared to

the same prior

year period due

primarily to the

higher prices for

conventional eggs.

Further,

demand for specialty
eggs continued

to increase

as retailers

continued

to shift

to selling

cage-free

products

and

cage-free

legislation

went into

full
effect

in

California

and

Massachusetts

on

January

1,

2022.

We

benefited

from

the

strong

demand

for

specialty

eggs

as

we
placed more of our cage-free facilities into production and better utilized our existing cage-free production capacity.
Conventional

egg

prices

increased

in

the

first

quarter

of

fiscal

2023

primarily

due

to

decreased

supply

caused

by

the

HPAI
outbreak

compounded

with

good

customer

demand.

See

the

discussion

under

the

heading

“HPAI”

above.

The

daily

average
price for

the UB

southeast large

index for

the first

quarter of

fiscal 2023

increased 133.8%

from the

comparable period

in the
prior

year.

Our net

average

selling price

per dozen

for

the first

quarter

of fiscal

2023

was $2.275

compared

to $1.235

in

the
prior-year period. Layer

hen numbers reported

by the USDA

as of September

21, 2022, were

305.3 million, which

represents a
decrease of

4.6% compared

with the

layer hen

inventory a

year ago.

The USDA

also reported

that the

hatch from

April 2022
through

August

2022

decreased

0.5%

as

compared

with

the

prior-year

period.

As

of

September

1,

2022,

however,

eggs

in
incubators were up 9.0% year-over-year,

indicating that layer flocks may increase in the future.
Our farm

production costs

per dozen

produced for

the first

quarter of

fiscal 2023

increased 16.5%,

or $0.148,

compared to

the
first quarter of fiscal 2022

.

This increase was primarily

due to increased prices for

feed ingredients and a higher

basis in corn in
most of

our production

areas.

For the

first quarter

of fiscal

2023, the

average Chicago

Board of

Trade (“CBOT”)

daily market
price

was

$6.65

per

bushel

for

corn

and

$456

per

ton

for

soybean

meal,

representing

increases

of

11.5%

and

25.4%,
respectively, compared

to the average daily CBOT prices for the comparable period in the prior year.
RESULTS OF

OPERATIONS
The

following

table

sets

forth,

for

the

periods

indicated,

certain

items

from

our

Condensed

Consolidated

Statements

of
Operations expressed as a percentage of net sales.
Thirteen Weeks

Ended
August 27, 2022
August 28, 2021
Net sales 100.0% 100.0%
Cost of sales 67.0% 98.0%
Gross profit 33.0% 2.0%
Selling, general and administrative 8.1% 14.3%
(Gain) loss on disposal of fixed assets — % (0.1) %
Operating income (loss) 24.9% (12.2) %
Total other income, net 0.2% 1.8%
Income (loss) before income taxes 25.1% (10.4) %
Income tax expense (benefit) 6.1% (4.9) %
Net income (loss) 19.0% (5.5) %
NET SALES
Total

net sales for

the first quarter

of fiscal 2023

were a record

$658.3 million

compared to $325.0

million for the

same period
of fiscal 2022.

Index

Net shell

egg sales

represented 95.8%

and 97.1%

of total

net sales

for the

first quarters

of fiscal

2023 and

2022, respectively.
Shell egg sales classified

as “Other” represent

sales of hard-cooked

eggs and other

miscellaneous byproducts included

with our
shell egg operations.

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
Total net sales $ 658,344 $ 324,986
Conventional $ 425,589 67.5% $ 182,030 57.6%
Specialty 200,820 31.8% 132,458 42.0%
Egg sales, net 626,409 99.3% 314,488 99.6%
Other 4,295 0.7% 1,132 0.4%
Net shell egg sales $ 630,704 100.0% $ 315,620 100.0%
Net shell egg sales as a percent of total net sales 95.8% 97.1%
Dozens sold:
Conventional 179,712 65.3% 183,872 72.2%
Specialty 95,605 34.7% 70,750 27.8%
Total dozens sold 275,317 100.0% 254,622 100.0%
Net average selling price per dozen:
Conventional $ 2.368 $ 0.990
Specialty $ 2.101 $ 1.872
All shell eggs $ 2.275 $ 1.235
Egg products sales:

Egg products net sales 27,640 9,366
Pounds sold 16,502 15,269
Net average selling price per pound 1.675 0.613
Shell egg net sales
First Quarter – Fiscal 2023

vs. Fiscal 2022
-
In the

first quarter

of fiscal

2023,

conventional

egg sales

increased

$243.6 million,

or 133.8%,

compared to

the first
quarter of

fiscal 2022,

primarily due

to the

increase in

price for

conventional shell

eggs,

partially offset

by a decrease
in volume of

conventional eggs sold.

Changes in price

resulted in a

$247.6 million

increase and the

change in volume
resulted in a $4.1 million decrease in net sales, respectively.
-
We believe

prices for conventional eggs

were positively impacted by

a better alignment of the

size of the conventional
production layer

hen flock

and customer

and consumer

demand. Conventional

egg prices further

increased in

the first
quarter of fiscal 2023 primarily due to decreased supply caused by the HPAI outbreak, discussed above.
-
Conventional

egg

prices

generally

respond

more

quickly

to

market

conditions

as

we

sell

the

majority

of

our
conventional

shell

eggs

based

on

formulas

that

adjust

periodically

and

take

into

account,

in

varying

ways,
independently

quoted regional

wholesale

market

prices for

shell eggs

or formulas

related to

our

costs of

production.
The

majority

of

our

specialty

eggs

are

typically

sold

at

prices

and

terms

negotiated

directly

with

customers

and
therefore do

not fluctuate

as much

as conventional

pricing. As

a result

of these

independently

quoted

whole markets
for

conventional

eggs

reaching

near

historical

highs,

the

average

selling

price

for

conventional

eggs

exceeded

the
average selling price for specialty eggs in the first quarter of fiscal 2023.
-
Specialty egg sales increased $68.4 million, or

51.6%, in the first quarter of fiscal 2023

compared to the first quarter of
fiscal 2022,

primarily due

to a

35.1% increase

in the

volume of

specialty eggs

sold, which

resulted in

a $46.5

million
increase in net sales.

-
According

to

Information

Resources,

Inc.,

Total

US

–

Multi

Outlet

for

the

latest

13

weeks

ended

August

27,

2022,
cage-free

eggs

dozens

sold

(including

free-range,

pasture-raised

and

organic)

increased

34.9%.

We

believe

this
increase in

demand was

positively impacted

by the

higher conventional

egg prices

as compared

to the

same period

in

Index

the

prior

year.

Demand

for

specialty

eggs

was

further

positively

affected

by

California’s

and

Massachusetts’s

cage-
free mandates going into effect January 1, 2022, as well as more retailers shifting to selling more cage-free products.
-
Our

specialty

egg

sales

in

the

first

quarter

of

fiscal

2023

versus

the

prior-year

period

benefitted

from

the

strong
demand

for

specialty

eggs

as

we

placed

more

of

our

cage-free

facilities

into

production,

and

we

better

utilized

our
existing cage-free production capacity.

Cage-free egg sales for the first

quarter of fiscal 2023 represented 19.4%

of our
total net shell egg

sales versus 22.1%

for the same prior

year period due

the higher conventional

egg prices. Cage-free
dozens sold increased 58% in the first of quarter of fiscal 2023 as compared to the first quarter of fiscal 2022.
Egg products net sales
First Quarter – Fiscal 2023

vs. Fiscal 2022
-
Egg

products

net

sales

increased

$18.3

million

or

195.1%

for

the

first

quarter

of

fiscal

2023

compared

to

the

same
period of

fiscal 2022,

primarily due

to a

173.2% selling

price increase,

which had

a $17.5

million positive

impact on
net sales.
-
Our egg products

net average selling

price increased in

the first quarter

of fiscal 2023,

compared to the

first quarter of
fiscal 2022 as the supply decreased due to the HPAI

outbreak that started in February 2022. We

believe 13.4 million of
the

33.7

million

layers

culled

as

a

result

of

the

HPAI

outbreak

were

located

at

facilities

dedicated

to

support

inline
breaking facilities in Iowa and Ohio.
COST OF SALES
Costs of

sales for

the first

quarter of

fiscal 2023

were $440.9

million compared

to $318.3

million for

the same

period of

fiscal
2022.

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
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021
%
Change
Cost of Sales:
Farm production $ 266,651 $ 207,495 28.5%
Processing, packaging, and warehouse 81,417 65,059 25.1
Egg purchases and other (including change in inventory) 68,298 37,973 79.9
Total shell eggs 416,366 310,527 34.1
Egg products 24,488 7,814 213.4
Total $ 440,854 $ 318,341 38.5%
Farm production costs (per dozen produced)
Feed $ 0.667 $ 0.545 22.4%
Other $ 0.379 $ 0.353 7.4%
Total $ 1.046 $ 0.898 16.5%
Outside egg purchases (average cost per dozen) $ 2.57 $ 1.35 90.4%
Dozens produced 257,654 236,458 9.0%
Percent produced to sold 93.6% 92.9% 0.8%
Farm Production
First Quarter – Fiscal 2023

vs. Fiscal 2022
-
Feed costs per dozen produced

increased 22.4% in the first quarter

of fiscal 2023

compared to the first quarter of fiscal
2022. This increase was primarily due to increased prices for corn, our primary feed ingredient.

Index

-
For the

first quarter

of fiscal

2023, the

average daily

Chicago Board

of Trade

(“CBOT”) market

price was

$6.65 per
bushel

for

corn

and

$456

per

ton

of

soybean

meal

representing

increases

of

11.5%

and

25.4%,

respectively,

as
compared to the average daily CBOT prices for the first quarter of fiscal 202

2.

Supplies of

corn and soybean

remained tight

relative to demand

in the first

quarter of

fiscal 2023 as

evidenced by a

low stock-
to-use

ratio

for

corn,

as

a

result

of

weather-related

shortfalls

in

production

and

yields,

ongoing

disruptions

related

to

the
COVID-19

global

pandemic

and

the

Russia-Ukraine

war

and

its

impact

on

the

export

markets.

Basis

levels

for

corn

ran
significantly

higher

in

our

area

of

operations

compared

to

our

prior

year

first

fiscal

quarter.

For

fiscal

2023,

we

expect
continued corn and soybean upward pricing pressures and further market volatility to affect feed costs.

Processing, packaging, and warehouse
First Quarter – Fiscal 2023

vs. Fiscal 2022
-
Cost of packaging materials increased 16.1% compared to the first quarter of fiscal 2022 due to rising inflation.
-
Labor costs increased 24.4%

due to wage increases and increased use of contract labor in response to labor shortages

.
-
Dozens processed increased 8.6% compared to the first quarter of fiscal 2022,

which resulted in a $2.2 million increase
in costs.
Egg purchases and other (including change in inventory)
First Quarter – Fiscal 2023

vs. Fiscal 2022
-
Costs in

this category

increased

primarily

due

to higher

egg prices,

partially offset

by the

decrease

in the

volume of
outside egg purchases, as our percentage of produced to sold increased to 93.6% from 92.9%.
GROSS PROFIT

Gross profit for

the first quarter

of fiscal 2023

was $217.5 million

compared to $6.6

million for the

same period of

fiscal 2022.
The increase

of $210.9

million was

primarily due

to higher

egg prices

as well

as the

increased volume

of specialty

eggs sold,
partially offset by the increased cost of feed ingredients

and processing,

packaging and warehouse costs.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

expenses

("SGA")

include

costs

of

marketing,

distribution,

accounting

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks

Ended
August 27, 2022 August 28, 2021 $ Change % Change
Specialty egg expense $ 13,067 $ 13,715 $ (648) (4.7) %
Delivery expense 19,916 13,936 5,980 42.9%
Payroll, taxes and benefits 10,987 9,939 1,048 10.5%
Stock compensation expense 1,025 1,001 24 2.4%
Other expenses 8,612 7,934 678 8.5%
Total $ 53,607 $ 46,525 $ 7,082 15.2%
First Quarter – Fiscal 2023

vs. Fiscal 2022
Specialty egg expense
-
Specialty egg

expense, which includes

franchise fees, advertising

and promotion

costs, generally

aligns with specialty
egg

volumes,

which

were

up

35.1%

for

the

first

quarter

of fiscal

2023

compared

to

the

same

period

of

fiscal

2022.
However,

our specialty egg

expense decreased by

4.7%, primarily due

to increased sales

to other

Eggland’s Best,

Inc.
(“EB”)

franchisees,

including

unconsolidated

affiliates,

Specialty

Eggs,

LLC

and

Southwest

Specialty

Eggs,

LLC.
These franchisees

that were

responsible for

the franchise

fees, advertising

and promotion

costs associated

with those
sales, which resulted in reduced costs for us. Also, the higher prices for conventional eggs and the comparatively lower
prices for specialty eggs diminished

the need to promote specialty eggs;

as a result, EB temporarily reduced

the related
franchise fees for certain specialty egg products to encourage continued production of these products.

Index

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Payroll, taxes and benefits expense
-
The increase

in payroll,

taxes and

benefits expense

is primarily

due

to increased

wages for

all employees

due

to the
inflationary market.
OPERATING

INCOME (LOSS)
For the first quarter of fiscal 2023,

we recorded operating income of $163.9 million

compared to operating loss of $39.7 million
for the same period of fiscal 2022.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the first quarter of fiscal

2023, we earned $1.1 million of interest

income compared to $290 thousand for

the same period of
fiscal

2022.

The

increase

resulted

from

significantly

higher

investment

balances.

The

Company

recorded

interest

expense

of
$148 thousand and $58 thousand for the first quarters

ended August 27, 2022 and August 28, 2021, respectively.
Other,

net for

the first

quarter ended

August 27,

2022, was

income of

$155 thousand

compared to

income of

$5.2 million

for
the same

period of

fiscal 2022.

The decrease

is primarily

due to

our acquisition

of the

remaining 50%

membership interest

in
Red

River

in

the

first

quarter

of

fiscal

2022

as

we

recognized

a

$4.5

million

gain

due

to

the

remeasurement

of

our

equity
investment.
INCOME TAXES
For the

first quarter

of fiscal

2023, pre-tax

income was

$165.5 million

compared to

pre-tax loss

of $33.9

million for

the same
period of

fiscal 2022.

We

recorded income

tax expense

of $40.3

million for

the first

quarter of

fiscal 2023,

which reflects

an
effective

tax

rate

of

24.4%,

compared

to

an

income

tax

benefit

of

$15.8

million

in

the

prior

year

period,

which

reflects

an
effective tax

rate of 46.8%.

Excluding the

impact of discrete

items related to

a $8.3

million net

tax benefit

recorded in the

first
quarter of

fiscal 2022

in connection

with the

Red River

Valley

Egg Farm,

LLC (“Red

River”) acquisition,

income tax

benefit
for the comparable period of fiscal 2022 was $7.6 million, which reflects an adjusted effective tax rate of 22.4%.

Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to Cal-Maine

Foods, Inc. for

the first quarter

ended August 27,

2022, was $125.3

million, or $2.58

per
basic and $2.57 per diluted

common share, compared to net

loss attributable to Cal-Maine

Foods, Inc. of $18.0 million

or $0.37
per basic and diluted common share for the same period of fiscal 2022.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working

capital at

August 27,

2022 was $548.5

million, compared

to $476.8

million at

May 28,

2022. The

calculation of
working capital is

defined as current

assets less current liabilities.

Our current ratio

was 3.4 at August

27, 2022, compared with
3.6 at May 28, 2022. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For

the thirteen

weeks

ended August

27, 2022,

$172.8

million

in net

cash

was

provided by

operating

activities,

compared

to
$24.1

million used

by operating

activities for

the comparable

period in

fiscal 2022.

The increase

in cash

flow from

operating

Index

activities

resulted

primarily

from

higher

selling

prices

for

conventional

and

specialty

eggs

as

well

as

increased

volume

of
specialty

egg

sales,

partially

offset

by

increased

costs

of

feed

ingredients

compared

to

the

prior-year

period.

The

increase

in
Other adjustments, net is primarily due to a $67.4 million balance for income taxes payable as of August 27, 2022.
Cash Flows from Investing Activities
We continue

to invest in our facilities, with $27.7

million used to purchase property,

plant and equipment for the thirteen

weeks
ended

August

27,

2022,

compared

to

$11.2

million

in

the

same

period

of

fiscal

2022. In

the

first

quarter

of

fiscal

2022,

we
acquired the

remaining 50%

membership interest

in Red

River Valley

Egg Farm,

LLC for

$44.8 million,

net of

cash acquired.
Purchases

of investments

were $51.8

million

in

the first

quarter

of fiscal

2023,

compared to

$1.4

million

in fiscal

2022.

The
increase in

purchases of

investments is

primarily due

to the

increased cash

provided by

operating activities

noted above.

Sales
and

maturities of

investment

securities were

$20.3

million

for

the thirteen

weeks ended

August

27,

2022,

compared

to $39.4
million for the comparable period in fiscal 2022.

Cash Flows from Financing Activities
We paid dividends

of $36.7 million in the first quarter of fiscal 2023.
As of

August 27,

2022,

cash increased

$76.9 million

since May

28, 2022,

compared to

a decrease

of $40.7

million during

the
same period of fiscal 2022.
Credit Facility
We

had no

long-term debt

outstanding at

August 27,

2022 or

May 28,

2022. On

November 15,

2021, we

entered into

a credit
agreement

that

provides

for

a

senior

secured

revolving

credit facility

(the

“Credit

Facility”),

in

an

initial

aggregate

principal
amount

of

up

to

$250

million

with

a

five-year

term.

As

of

August

27,

2022,

no

amounts

were

borrowed

under

the

Credit
Facility. We

have $4.1 million in

outstanding standby letters of

credit, issued under our

Credit Facility for the benefit

of certain
insurance companies. Refer

to Part II Item

8. Notes to the

Financial Statements, Note

10 – Credit

Facility included

in our 2022
Annual Report for further information regarding our long-term debt.
Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition toward

their announced commitment

timeline for cage-free

egg sales. As previously

reported, during the

first
quarter of

fiscal 2023, our

Board of Directors

approved another

capital project

to expand our

cage-free production

capabilities.
The

project

at

Chase,

Kansas

will

convert

existing

conventional

layer

capacity

to

cage-free

capacity

for

approximately

1.5
million cage-free hens and include remodels of all remaining pullet facilities. Project completion is expected by year-end 2025.
The following table presents material construction projects approved as of August 27, 2022 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of August
27, 2022
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2023 $ 132,161 115,343 16,818
Cage-Free Layer & Pullet Houses Fiscal 2023 24,923 19,548 5,375
Cage-Free Layer & Pullet Houses Fiscal 2024 42,591 383 42,208
Cage-Free Layer & Pullet Houses Fiscal 2025 94,183 7,729 86,454
$ 293,858 $ 143,003 $ 150,855
We believe our

current cash balances, investments, cash flows from operations, and Credit Facility will be sufficient to fund our
current capital needs for at least the next 12 months.

IMPACT OF

RECENTLY

ISSUED/ADOPTED ACCOUNTING STANDARDS
For

information

on

changes

in

accounting

principles

and

new

accounting

policies,

see
Note 1 - Summary of Significant
Accounting Policies

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly

Report.

Index

CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2022 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirteen weeks ended August 27, 2022 from the
information provided in Item 7A. Quantitative and Qualitative Disclosures

About Market Risk in our 2022 Annual Report.
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of August 27, 2022 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There

was no

change

in our

internal control

over financial

reporting

that occurred

during the

quarter

ended

August

27, 2022
that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2022

Annual
Report,

Part

I

Item

3

Legal

Proceedings,

and

Part

II

Item 8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary
Data, Note 18: Commitments

and Contingencies, and

(ii) in this Quarterly

Report in
Note 11
: Commitments and Contingencies
of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.
ITEM 1A.

RISK
FACTORS

There have been no material changes in the risk factors previously disclosed in the

Company’s 2022 Annual

Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our first quarter 2023 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
05/29/22 to 06/25/22 286 $ 47.04 — —
06/26/22 to 07/23/22 609 52.48 — —
07/24/22 to 08/27/22 — — — —
895 $ 50.74 — —
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
CAL-MAINE FOODS, INC.
(Registrant)
Date:

September 27, 2022
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

September 27, 2022 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿