Form 10-Q
period 2022-11-26
CAL-MAINE FOODS INC
filed 2022-12-28
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
November 26, 2022

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
Yes
☐

No
☑
There were
44,130,149

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of December 28, 2022.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

November 26, 2022 and May 28, 2022

3

Condensed Consolidated Statements of Operations -
Thirteen and Twenty -six Weeks Ended November 26, 2022 and November 27, 2021

4

Condensed Consolidated Statements of Comprehensive Income (Loss) -
Thirteen and Twenty -six Weeks Ended November 26, 2022 and November 27, 2021

5

Condensed Consolidated Statements of Cash Flows -

Twenty-six Weeks Ended November 26, 2022 and November 27, 2021

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
28
Item 4.

Controls and Procedures

28

Part
II.

Other Information

Item 1.

Legal Proceedings

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 6.

Exhibits

29

Signatures

30

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

November 26, 2022 May 28, 2022
Assets
Current assets:
Cash and cash equivalents $
178,635
$
59,084
Investment securities available-for-sale
200,714
115,429
Trade and other receivables, net
262,964
177,257
Income tax receivable
42,147
42,147
Inventories
280,582
263,316
Prepaid expenses and other current assets
8,968
4,286
Total current

assets
974,010
661,519
Property, plant &

equipment, net
703,882
677,796
Investments in unconsolidated entities
14,687
15,530
Goodwill
44,006
44,006
Intangible assets, net
17,037
18,131
Other long-term assets
9,818
10,507
Total Assets $
1,763,440
$
1,427,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
154,624
$
122,331
Accrued income taxes payable
85,723
25,687
Dividends payable
66,202
36,656
Total current

liabilities
306,549
184,674
Other noncurrent liabilities
9,410
10,274
Deferred income taxes, net
127,176
128,196
Total liabilities
443,135
323,144
Commitments and contingencies - see Note 9
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
70,005
67,989
Retained earnings
1,281,784
1,065,854
Accumulated other comprehensive loss, net of tax
(3,087)
(1,596)
Common stock in treasury at cost –
26,126

shares at November 26, 2022 and
26,121
shares at May 28, 2022
(28,496)
(28,447)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,320,957
1,104,551
Noncontrolling interest in consolidated entity
(652)
(206)
Total stockholders’

equity
1,320,305
1,104,345
Total Liabilities and Stockholders’

Equity
$
1,763,440
$
1,427,489
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021 November 26, 2022 November 27, 2021
Net sales $
801,700
$
381,723
$
1,460,044
$
706,709
Cost of sales
483,851
337,976
924,705
656,317
Gross profit
317,849
43,747
535,339
50,392
Selling, general and administrative
57,952
47,780
111,559
94,305
(Gain) loss on disposal of fixed assets
29
(1,968)
62
(2,181)
Operating income (loss)
259,868
(2,065)
423,718
(41,732)
Other income (expense):
Interest income, net
1,930
129
2,833
361
Royalty income
344
278
772
551
Equity income (loss) of unconsolidated
entities
(987)
264
(843)
399
Other, net
1,113
1,862
1,268
7,025
Total other income, net
2,400
2,533
4,030
8,336
Income (loss) before income taxes
262,268
468
427,748
(33,396)
Income tax expense (benefit)
63,974
(677)
104,320
(16,515)
Net income (loss)
198,294
1,145
323,428
(16,881)
Less: Loss attributable to noncontrolling
interest
(293)
(28)
(446)
(28)
Net income (loss) attributable to Cal-Maine
Foods, Inc. $
198,587
$
1,173
$
323,874
$
(16,853)
Net income (loss) per common share:
Basic $
4.08
$
0.02
$
6.66
$
(0.34)
Diluted $
4.07
$
0.02
$
6.63
$
(0.34)
Weighted average

shares outstanding:
Basic
48,624
48,857
48,624
48,859
Diluted
48,840
49,016
48,827
48,859
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021 November 26, 2022 November 27, 2021
Net income (loss) $
198,294

$

1,145

$

323,428

$

(16,881)
Other comprehensive income (loss), before
tax:
Unrealized holding loss on available-for-
sale securities, net of reclassification
adjustments
(974)
(355)
(1,971)
(579)
Income tax benefit related to items of other
comprehensive income
237
87
480
141
Other comprehensive loss, net of tax
(737)
(268)
(1,491)
(438)
Comprehensive income (loss)
197,557
877
321,937
(17,319)
Less: Comprehensive loss attributable to the
noncontrolling interest
(293)
(28)
(446)
(28)
Comprehensive income (loss) attributable to
Cal-Maine Foods, Inc. $
197,850
$
905
$
322,383
$
(17,291)
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021
Cash flows from operating activities:
Net income (loss) $
323,428
$
(16,881)
Depreciation and amortization
34,729
33,969
Deferred income taxes
(540)
(15,995)
Other adjustments, net
(12,830)
(16,585)
Net cash provided by (used in) operations
344,787
(15,492)
Cash flows from investing activities:
Purchases of investment securities
(152,365)
(26,387)
Sales and maturities of investment securities
65,279
67,864
Distributions from unconsolidated entities
—
400
Acquisition of business, net of cash acquired
—
(44,823)
Purchases of property,

plant and equipment
(59,709)
(28,647)
Net proceeds from disposal of property,

plant and equipment
92
5,338
Net cash used in investing activities
(146,703)
(26,255)
Cash flows from financing activities:
Payments of dividends
(78,394)
—
Purchase of common stock by treasury
(45)
(18)
Principal payments on finance lease
(94)
(106)
Contributions
—
3
Net cash used in financing activities
(78,533)
(121)
Net change in cash and cash equivalents
119,551
(41,868)
Cash and cash equivalents at beginning of period
59,084
57,352
Cash and cash equivalents at end of period $
178,635
$
15,484
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The

unaudited

condensed

consolidated

financial

statements

of

Cal-Maine

Foods,

Inc.

and

its

subsidiaries

(the

“Company,”
“we,” “us,” “our”)

have been prepared

in accordance with

the instructions to

Form 10-Q and

Article 10 of

Regulation S-X and
in

accordance

with generally

accepted

accounting

principles in

the

United

States of

America

(“GAAP”)

for

interim

financial
reporting and should

be read in conjunction

with our Annual Report

on Form 10-K

for the fiscal year

ended May 28,

2022 (the
“2022

Annual

Report”).

These

statements

reflect

all

adjustments

that

are,

in

the

opinion

of

management,

necessary

to

a

fair
statement of the results for

the interim periods presented

and, in the opinion of

management, consist of adjustments

of a normal
recurring nature.

Operating results for

the interim periods

are not necessarily

indicative of operating

results for the

entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on November 26, 2022 and November 27, 2021 included
13 weeks

and
26 weeks
, respectively.
Use of Estimates
The preparation of the

consolidated financial statements in

conformity with GAAP requires management

to make estimates and
assumptions

that affect

the amounts

reported in

the consolidated

financial statements

and accompanying

notes. Actual

results
could differ from those estimates.
Investment Securities
Our investment

securities are

accounted

for in

accordance with

ASC 320,

“Investments -

Debt and

Equity Securities”

(“ASC
320”).

The

Company

considers

all

its

debt

securities

for

which

there

is

a

determinable

fair

market

value,

and

there

are

no
restrictions

on

the

Company’s

ability

to

sell

within

the

next

12

months,

as

available-for-sale.

We

classify

these

securities

as
current, because the

amounts invested are available

for current operations.

Available-for-sale

securities are carried at

fair value,
with

unrealized

gains

and

losses

reported

in

other

comprehensive

income

until

realized.

The

total

of

other

comprehensive
income for the period is presented as a component of stockholders' equity separately from retained earnings and additional paid-
in

capital.

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
the Company’s

Condensed Consolidated

Statements of

Operations.

Investments in

mutual funds

are classified

as “Other

long-
term assets” in the Company’s Condensed

Consolidated Balance Sheets.
Trade Receivables

Trade

receivables

are stated

at their

carrying values,

which include

a reserve

for credit

losses. As

of November

26, 2022

and
May 28,

2022, reserves

for credit

losses were

$
838

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
Dividends Payable

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

Index

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

in fiscal 2022

as a reduction

of
Net Sales and Cost of Sales in the accompanying Condensed Consolidated

Statements of Operations.
New Accounting Pronouncements and Policies
No new accounting pronouncement issued or effective

during the fiscal year had or is expected to have a material impact on our
Consolidated Financial Statements.
Note 2 - Investment Securities
The following represents the Company’s

investment securities as of November 26, 2022 and May 28, 2022

(in thousands):
November 26, 2022
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
15,956
$
—
$
276
$
15,680
Commercial paper
33,058
—
53
33,005
Corporate bonds
81,218
—
1,709
79,509
US government and agency obligations
19,111
—
205
18,906
Asset backed securities
13,403
—
340
13,063
Treasury bills
40,644
—
93
40,551
Total current

investment securities
$
203,390
$
—
$
2,676
$
200,714
Mutual funds $
3,472
$
—
$
114
$
3,358
Total noncurrent

investment securities
$
3,472
$
—
$
114
$
3,358

Index

May 28, 2022
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
10,136
$
—
$
32
$
10,104
Commercial paper
14,940
—
72
14,868
Corporate bonds
74,167
—
483
73,684
Certificates of deposits
1,263
—
18
1,245
US government and agency obligations
2,205
4
—
2,209
Asset backed securities
13,456
—
137
13,319
Total current

investment securities
$
116,167
$
4
$
742
$
115,429
Mutual funds $
3,826
$
—
$
74
$
3,752
Total noncurrent

investment securities
$
3,826
$
—
$
74
$
3,752
Available-for-sale
Proceeds from

sales and

maturities of

investment securities

available-for-sale

were $
65.3

million and

$
67.9

million during

the
twenty-six

weeks

ended November

26,

2022

and

November

27,

2021,

respectively.

Gross

realized

gains

for

the

twenty-six
weeks ended

November 26,

2022 and

November 27,

2021 were

$
2

thousand

and $
165

thousand, respectively.

Gross realized
losses

for

the

twenty-six

weeks

ended

November

26,

2022

and

November

27,

2021

were

$
63

thousand

and

$
67

thousand,
respectively. There were
no

allowances for credit losses at November 26, 2022 and May 28, 2022.
Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at November

26, 2022 are as follows (in thousands):
Estimated Fair Value
Within one year $
133,867
1-5 years
66,847
Total $
200,714
Noncurrent

There were
no

sales of noncurrent investment

securities during the twenty-six

weeks ended November

26, 2022. Proceeds from
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

Index

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
Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of November 26, 2022 and May

28, 2022 (in thousands):
November 26, 2022 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
15,680
$
—
$
15,680
Commercial paper
—
33,005
—
33,005
Corporate bonds
—
79,509
—
79,509
US government and agency obligations
—
18,906
—
18,906
Asset backed securities
—
13,063
—
13,063
Treasury bills
—
40,551
—
40,551
Mutual funds
3,358
—
—
3,358
Total assets measured at fair

value
$
3,358
$
200,714
$
—
$
204,072
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
Note 4 - Inventories
Inventories consisted of the following as of November 26, 2022 and May 28, 2022 (in thousands):

November 26, 2022 May 28, 2022
Flocks, net of amortization $
156,782
$
144,051
Eggs and egg products
28,343
26,936
Feed and supplies
95,457
92,329
$
280,582
$
263,316
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders

(male

and

female

chickens

used

to

produce

fertile

eggs

to

hatch

for

egg

production

flocks).

Our

total

flock

at
November 26,

2022 and

May 28,

2022 consisted

of approximately
10.4

million and
11.5

million pullets

and breeders

and
43.7
million and
42.2

million layers, respectively.

Index

Note 5 - Equity
The following reflects

equity activity for

the thirteen and

twenty-six weeks ended

November 26, 2022

and November 27,

2021
(in thousands):
Thirteen Weeks

Ended November 26, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at August
27, 2022 $
703
$
48
$
(28,495)
$
69,017
$
(2,350)
$
1,149,399
$
(359)
$
1,187,963
Other comprehensive
loss, net of tax — — — —
(737)
— —
(737)
Stock compensation
plan transactions — —
(1)
988
— — —
987
Dividends ($
1.353
per share)
Common — — — — —
(59,708)
—
(59,708)
Class A common — — — — —
(6,494)
—
(6,494)
Net income (loss) — — — — —
198,587
(293)
198,294
Balance at November
26, 2022 $
703
$
48
$
(28,496)
$
70,005
$
(3,087)
$
1,281,784
$
(652)
$
1,320,305
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

Index

Twenty-six Weeks

Ended November 26, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at May 28,
2022 $
703
$
48
$
(28,447)
$
67,989
$
(1,596)
$
1,065,854
$
(206)
$
1,104,345
Other comprehensive
loss, net of tax — — — —
(1,491)
— —
(1,491)
Stock compensation
plan transactions — —
(49)
2,016
— — —
1,967
Dividends ($
2.206
per share)
Common — — — — —
(97,355)
—
(97,355)
Class A common — — — — —
(10,589)
—
(10,589)
Net income (loss) — — — — —
323,874
(446)
323,428
Balance at
November 26, 2022 $
703
$
48
$
(28,496)
$
70,005
$
(3,087)
$
1,281,784
$
(652)
$
1,320,305
Twenty-six Weeks

Ended November 27, 2021
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at May 29,
2021
$

703
$

48
$

(27,433)
$

64,044
$

(558)
$

975,977
$

—
$

1,012,781
Other comprehensive
loss, net of tax — — — —
(438)
— —
(438)
Stock compensation
plan transactions — —
(17)
1,975
— — —
1,958
Contributions — — — — — —
3
3
Net loss — — — — —
(16,853)
(28)
(16,881)
Balance at November
27, 2021 $
703
$
48
$
(27,450)
$
66,019
$
(996)
$
959,124
(25)
$
997,423
Note 6 - Net Income (Loss) per Common Share

Basic net

income (loss)

per share

is based

on the

weighted average

Common Stock

and Class

A Common

Stock outstanding.
Diluted net income

per share

is based on

weighted-average common

shares outstanding

during the

relevant period

adjusted for
the

dilutive

effect

of share-based

awards.

Restricted

shares

of
145

thousand

were

antidilutive

due

to

the net

loss for

the first
twenty-six weeks of fiscal 2022. These shares were not included in the diluted net loss per share calculation.

Index

The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income (loss) per common share (amounts in thousands, except per share data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26,
2022
November 27,
2021
November 26,
2022
November 27,
2021
Numerator
Net income (loss) $
198,294
$
1,145
$
323,428
$
(16,881)
Less: Loss attributable to noncontrolling
interest
(293)
(28)
(446)
(28)
Net income (loss) attributable to Cal-
Maine Foods, Inc. $
198,587
$
1,173
$
323,874
$
(16,853)
Denominator
Weighted-average

common shares
outstanding, basic
48,624
48,857
48,624
48,859
Effect of dilutive restricted shares
216
159
203
—
Weighted-average

common shares
outstanding, diluted
48,840
49,016
48,827
48,859
Net income (loss) per common share
attributable to Cal-Maine Foods, Inc.
Basic $
4.08
$
0.02
$
6.66
$
(0.34)
Diluted $
4.07
$
0.02
$
6.63
$
(0.34)
Note 7 – Revenue from Contracts with Customers
Satisfaction of Performance Obligation
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

Index

Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021 November 26, 2022 November 27, 2021
Conventional shell egg sales $
541,917
$
221,142
$
967,506
$
403,172
Specialty shell egg sales
227,778
146,917
428,598
279,375
Egg products
28,052
11,401
55,692
20,767
Other
3,953
2,263
8,248
3,395
$
801,700
$
381,723
$
1,460,044
$
706,709
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and is amortized

over the contract

life as a

reduction in net

sales. As of

November 26, 2022

and May 28,

2022, the balance

for
contract assets was immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 8 - Stock Based Compensation
Total

stock-based compensation

expense was

$
2.0

million for

the twenty-six

weeks ended

November 26,

2022 and

November
27, 2021.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

November

26,

2022

of

$
4.9

million

will

be

recorded

over

a

weighted
average period of
1.8

years. Refer to Part

II Item 8,

Notes to Consolidated

Financial Statements and

Supplementary Data, Note
16: Stock Compensation Plans in our 2022 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the twenty-six weeks ended November 26, 2022 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 28, 2022
317,844
$
39.12
Vested
(3,240)
38.31
Forfeited
(4,200)
39.44
Outstanding, November 26, 2022
310,404
$
39.12
Note 9 - Commitments and Contingencies

Financial Instruments
The

Company

maintained

standby

letters

of credit

(“LOCs”)

totaling

$
4.1

million

at

November

26, 2022,

which

were issued
under

the

Company's

senior

secured

revolving

credit

facility.

The

outstanding

LOCs

are

for

the

benefit

of

certain

insurance
companies and are not recorded as a liability on the consolidated balance sheets.

Index

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
prejudice. On September

11, 2020,

the State filed a

notice of appeal,

which was assigned to

the Texas

Court of Appeals

for the
First

District.

On

August

16,

2022,

the

appeals

court

reversed

and

remanded

the

case

back

to

the

trial

court

for

further
proceedings. On October

31, 2022, the Company

and WCF filed a

petition for review to

the Supreme Court of

Texas

appealing
the

First District

court’s

decision.

On November

30,

2022, the

State of

Texas

waived

its response

to defendant’s

petition

for
review. The court

has not issued a ruling. Management believes the risk of material loss related to this matter to be remote.
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

On December

7, 2022,

the magistrate

judge issued

a report

and
recommendation to

the court that

the defendants’ motion

to dismiss be

granted and the

case be dismissed

without prejudice for
lack

of

subject

matter

jurisdiction.

On

December

21,

2022,

the

plaintiffs

filed

Objections

to

the

Magistrate’s

Report

and
Recommendation, but the

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

attacking
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers. The

Egg Products

Plaintiffs seek

to enjoin

the Company

and other

defendants from

engaging in

antitrust violations

Index

and seek treble money damages.

On May 2, 2022,

the court set trial for October

24, 2022, but on September

20, 2022, the court
cancelled the

trial date

due to

COVID-19 protocols

and converted

the trial

date to

a status

hearing to

reschedule the

jury trial.
On

December

8,

2022,

the

court

held

a

status

hearing.

The

parties

subsequently

submitted

an

updated

proposed

pre-trial
schedule and the Court has set the trial for October 16, 2023.
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

(“HPAI”)
affecting

poultry in

the United

States (“U.S.”),

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

the U.S.

Our

total

flock

of

approximately

43.7

million

layers and

10.4
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

Basis

is

the
difference

between the

local cash

price for

grain and

the applicable

futures price.

A basis

contract is

a common

transaction in
the grain

market that

allows us

to lock-in

a basis

level for

a specific

delivery period

and wait

to set

the futures

price at

a later

Index

date. Furthermore,

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

our ability to meet

our customers’ evolving needs

with a favorable
product

mix

of

conventional

and

specialty

eggs,

including

cage-free,

organic

and

other

specialty

offerings,

as

well

as

egg
products.

We

have

also

enhanced

our

efforts

to

provide

free-range

and

pasture-raised

eggs

that

meet

consumers’

evolving
choice

preferences.

While

a

small

part

of

our

current

business,

the

free-range

and

pasture-raised

eggs

we

produce

and

sell
represent attractive offerings

to a subset of

consumers,

and therefore our customers,

and help us continue

to serve as the trusted
provider of quality food choices.
We are

also focused on additional ways

to enhance its product mix

and support new opportunities in the

restaurant, institutional
and industrial food

products arena. On

October 4, 2021, Cal-Maine

Foods announced a

strategic investment of $18.5

million in
debt

and

equity

in

Meadow

Creek

Foods,

LLC

(“MeadowCreek”),

an

egg

products

operation

located

in

Neosho,

Missouri,
focused on offering

hard-cooked eggs. Cal-Maine

Foods serves as the preferred

provider of specialty and

conventional eggs for
MeadowCreek

to

manufacture

egg

products.

On

December

13,

2022,

our

Board

of

Directors

approved

an

additional

$13.8
million investment

to expand

the Company’s

controlling interest

and fund

additional equipment

and working

capital needs

to
support growth opportunities for

MeadowCreek. As demand for

hard-cooked eggs continues to grow,

the funds will be used for
additional

refrigerated

storage

space

and

expanded

capacity

for

cooking

and

packaging

to

better

serve

MeadowCreek’s
customers.

Due

to

delays

caused

by

supply

chain

issues and

plans

for

expansion,

MeadowCreek

is

now

expected

to be

fully
operational by or before March 2023.
The

Company

has

joined

in

the

formation

of

a

new

egg

farmer

cooperative

in

the

western

United

States.

ProEgg,

Inc.
(“ProEgg”)

is

comprised

of

leading

egg

production

companies,

including

Cal-Maine

Foods,

servicing

retail

and

foodservice
shell egg customers in 13 western states. ProEgg is a producer-owned cooperative organized under the Capper-Volstead

Act.
Our

membership

in

ProEgg

is

expected

to

provide

benefits

for

its

customers,

including

supply

chain

stability

and

enhanced
reliability.

Initially,

Cal-Maine Foods’

customer relationships

and customer

support are

expected to

remain the

same. At some
point in the future, it is anticipated

that each producer member will sell

through ProEgg the shell eggs

it produces for sale in the
western

states

covered

by

the

cooperative.

Customers

would

have

a

single

point

of

contact

for

their

shell

egg

purchases,

as
ProEgg would have a dedicated team to market and sell the members’ combined egg production in the region.
The Company’s

top priority in joining

as a member of

ProEgg is serving

our valued customers in

this important market

region.
During

this

initial

phase,

we

will

continue

our

work

to

confirm

that

our

participation

in

this

new

cooperative

is

in

the

best
interest of

our customers

and aligns

with our

long-term interests.

This consideration

will take

place before

moving to

the next
phase of membership, and we expect this process to be completed on or before the end of our fiscal year 2023.
Retail

sales

of

shell

eggs

historically

have

been

highest

during

the

fall

and

winter

months

and

lowest

during

the

summer
months. Prices

for shell

eggs fluctuate

in response

to seasonal

demand factors

and a

natural increase

in egg

production during
the

spring

and

early

summer.

Historically,

shell

egg

prices

tend

to

increase

with

the

start

of

the

school

year

and

tend

to

be
highest

prior

to

holiday

periods,

particularly

Thanksgiving,

Christmas

and

Easter.

Consequently,

and

all

other

things

being
equal, we would

expect to experience

lower selling prices, sales

volumes and net

income (and may

incur net losses) in

our first
and

fourth

fiscal

quarters

ending

in

August/September

and

May/June,

respectively.

Because

of

the

seasonal

and

quarterly
fluctuations,

comparisons

of

our

sales

and

operating

results

between

different

quarters

within

a

single

fiscal

year

are

not
necessarily meaningful comparisons.
HPAI
We

are closely

monitoring

the current

outbreak of

HPAI

that was

first detected

in commercial

flocks in

the U.S.

in February
2022. Outbreaks in commercial flocks in the U.S. have most recently occurred during each month from September to December
2022. The

current HPAI

epidemic has

surpassed the

prior 2014-2015

outbreak in

terms of

the number

of affected

hens in

the
U.S.,

and

HPAI

continues

to

circulate

throughout

the

wild

bird

population

in

the

U.S.

and

abroad.

According

to

the

U.S.
Centers

for

Disease Control

and

Prevention,

these

detections

do

not present

an immediate

public

health

concern.

There have
been no positive tests for HPAI

at any Cal-Maine Foods’ owned or contracted production

facility as of December 28, 2022. The
USDA division

of Animal

and Plant

Health Inspection

Service (“APHIS”)

reported on

December 27,

2022 that

approximately
43.3 million commercial

layer hens and 1.0

million pullets have been

depopulated due to HPAI

this year.

We believe

the HPAI
outbreak will

continue to exert

downward pressure

on the overall

supply of eggs,

and the duration

of those effects

will depend

Index

in part on the timing of replenishment of the U.S. layer

hen flock. Prior to the outbreak of HPAI

in February 2022, the layer hen
flock

five-year

average

from

2017

through

2021

was

comprised

of

approximately

328

million

hens.

According

to

a

LEAP
Market Analytics report dated December

8, 2022, the layer hen inventory

is not projected to exceed this 328 million

mark again
until

December

of

2023.

Layer

hen

numbers

reported

by

the

USDA

as

of

December

1,

2022

were

308.3

million,

which
represents a

decrease of

5.8% compared

with the

layer hen

inventory a

year ago.

However,

the USDA

reported that

the hatch
from July 2022 through November 2022 increased 5.8% as compared with the prior-year period.
While no

farm is

immune from

HPAI,

we believe

we have implemented

and continue

to maintain

robust biosecurity

programs
across our locations. We

are also working closely with federal, state and local government officials and focused industry groups
to mitigate the risk of this and future outbreaks and effectively manage our response, if needed.
CAGE-FREE EGGS
Ten

states

have

passed

legislation

or

regulations

mandating

minimum

space

or

cage-free

requirements

for

egg

production

or
mandated

the

sale

of

only

cage-free

eggs

and

egg

products

in

their

states,

with

implementation

of

these

laws

ranging

from
January

2022

to

January

2026.

These

states

represent

approximately

27%

of

the

U.S.

total

population

according

to

the 2020
U.S. Census.

In California

and Massachusetts,

which

collectively represent

14% of

the total

U.S. population

according to

the
2020 U.S. Census,

cage-free legislation went

into effect January

1, 2022. However,

these laws are subject

to judicial challenge,
and in October 2022 the Supreme Court of the U.S. heard oral arguments in a case challenging California’s

law that requires the
sale of only

cage-free eggs in

that state. A

decision in that

case is expected

next year.

These laws have

already affected

and, if
upheld,

will

continue

to

affect

sourcing,

production

and

pricing

of

eggs

(conventional

as

well

as

specialty)

as

the

national
demand

for cage-free

production could

be greater

than the

current supply,

which would

increase the

prices

of cage-free

eggs,
unless more

cage-free production

capacity is constructed.

Likewise, the national

supply for

eggs from

conventional production
could exceed consumer demand which would decrease the prices of conventional eggs.
A significant number

of our customers

have previously announce

d

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

I

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government

Regulation,” and

the first

risk factor

in Part

I Item

1A, “Risk

Factors” under

the sub-
heading “Legal and Regulatory Risk Factors.”
EXECUTIVE OVERVIEW
For

the

second

quarter

of

fiscal

2023,

we

recorded

a

gross

profit

of

$317.8

million

compared

to

$43.7

million

for

the

same
period of

fiscal 2022,

with the

increase

due primarily

to higher

shell egg

prices, partially

offset

by the

increased

cost of

feed
ingredients and processing, packaging and warehouse costs.
Our net

average selling

price per

dozen for

the second

quarter of

fiscal 2023

was $2.709

compared to

$1.365 in

the prior-year
period. Conventional

egg prices

per dozen

were $2.883

compared to

$1.151 for

the prior-year

period, and

specialty egg

prices
per dozen were $2.370 compared to $1.898 for

the prior-year period. Conventional egg prices increased in

the second quarter of
fiscal

2023

primarily

due

to decreased

supply

caused

by

the

HPAI

outbreak

combined

with

good

customer

demand.

See

the
discussion under the

heading “HPAI”

above. The daily

average price for the

UB southeast large

index for the second

quarter of
fiscal 2023 increased 154.8% from the comparable period

in the prior year, reaching near-record

highs. Conventional egg prices
exceeding

specialty

egg

prices

has

occurred

for

the

past

three

quarters

but

is

atypical

historically.

Conventional

egg

prices
generally

respond

more

quickly

to

market

conditions

because

we

sell

the

majority

of

our

conventional

shell

eggs

based

on
formulas that adjust periodically and take into account,

in varying ways, independently quoted regional wholesale

market prices
for shell eggs

or formulas related

to our costs

of production.

The majority

of our specialty

eggs are typically

sold at prices

and
terms negotiated directly

with customers and

therefore do not

fluctuate as much

as conventional pricing.

For information about
historical shell egg prices, see Part I Item I of our 2022 Annual Report.

Our total dozens

sold increased 5.4% to

284.1 million dozen shell

eggs for the second

quarter of fiscal 2023

compared to 269.6
million

dozen

for

the

same

period

of

fiscal

2022.

For

the second

quarter

of

fiscal

2023,

conventional

dozens

sold

decreased

Index

2.2%

and

specialty

dozens

sold

increased

24.1%

as compared

to

the

same

quarter

in

fiscal

2022.

Demand

for

specialty

eggs
increased

in

the

second

quarter

of

fiscal

2023

compared

to

the

same

prior

year

period

due

primarily

to

the

higher

prices

for
conventional

eggs. Further,

demand for

specialty eggs

continued to

increase as

retailers continued

to shift

to selling

cage-free
products and cage-free legislation went into full effect in California and Massachusetts on January 1, 2022.
Our farm

production costs

per dozen

produced for

the second

quarter of

fiscal 2023

increased 22.0%,

or $0.193,

compared to
the second quarter

of fiscal 2022.

This increase was

primarily due to

increased prices for

feed ingredients and

a higher basis

in
corn in

most of

our production

areas,

which added

to our

expense. For

the second

quarter of

fiscal 2023,

the average

Chicago
Board of

Trade

(“CBOT”) daily

market price

was $6.78

per bushel

for corn

and $423

per ton

for soybean

meal, representing
increases

of 24.8% and

25.5%, respectively,

compared to the average

daily CBOT prices

for the comparable

period in the prior
year. For information about

historical corn and soybean meal prices, see Part I Item I of our 2022 Annual Report.
RESULTS OF

OPERATIONS
The

following

table

sets

forth,

for

the

periods

indicated,

certain

items

from

our

Condensed

Consolidated

Statements

of
Operations expressed as a percentage of net sales.
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26,
2022
November 27,
2021
November 26,
2022
November 27,
2021
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 60.4% 88.5% 63.3% 92.9%
Gross profit 39.6% 11.5% 36.7% 7.1%
Selling, general and administrative 7.2% 12.5% 7.6% 13.3%
(Gain) loss on disposal of fixed assets — % (0.5) % — % (0.3) %
Operating income (loss) 32.4% (0.5) % 29.1% (5.9) %
Total other income, net 0.3% 0.7% 0.3% 1.2%
Income (loss) before income taxes 32.7% 0.2% 29.4% (4.7) %
Income tax expense (benefit) 8.0% (0.2) % 7.1% (2.3) %
Net income (loss) 24.7% 0.4% 22.3% (2.4) %
NET SALES
Total

net

sales

for

the

second

quarter

of

fiscal

2023

were

a

record

$801.7

million

compared

to

$381.7

million

for

the

same
period of fiscal 2022.
Net shell egg sales represented

96.5% and 97.0% of total net sales

for the second quarters of fiscal

2023 and 2022, respectively.
Shell egg sales classified

as “Other” represent

sales of hard-cooked

eggs and other

miscellaneous byproducts included

with our
shell egg operations.

Total

net

sales

for

the

twenty-six

weeks

ended

November

26,

2022

were

$1.46

billion,

compared

to

$706.7

million

for

the
comparable period of fiscal 2022.
Net

shell

egg

sales

represented

96.2%

and

97.1%

of

total

net

sales

for

the

twenty-six

weeks

ended

November

26,

2022

and
November 27, 2021, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021 November 26, 2022 November 27, 2021
Total net sales $ 801,700 $ 381,723 $ 1,460,044 $ 706,709
Conventional $ 541,917 70.1% $ 221,142 59.7% $ 967,506 69.0% $ 403,172 58.8%
Specialty 227,778 29.4% 146,917 39.7% 428,598 30.5% 279,375 40.7%
Egg sales, net 769,695 99.5% 368,059 99.4% 1,396,104 99.5% 682,547 99.5%
Other 3,953 0.5% 2,263 0.6% 8,248 0.6% 3,395 0.5%
Net shell egg sales $ 773,648 100.0% $ 370,322 100.0% $ 1,404,352 100.1% $ 685,942 100.0%
Net shell egg sales as a
percent of total net sales 96.5% 97.0% 96.2% 97.1%
Dozens sold:
Conventional 187,976 66.2% 192,135 71.3% 367,688 65.7% 376,003 71.7%
Specialty 96,110 33.8% 77,420 28.7% 191,715 34.3% 148,171 28.3%
Total dozens sold 284,086 100.0% 269,555 100.0% 559,403 100.0% 524,174 100.0%
Net average selling price
per dozen:
Conventional $ 2.883 $ 1.151 $ 2.631 $ 1.072
Specialty $ 2.370 $ 1.898 $ 2.236 $ 1.885
All shell eggs $ 2.709 $ 1.365 $ 2.496 $ 1.302
Egg products sales:

Egg products net sales 28,052 11,401 55,692 20,767
Pounds sold 15,702 16,009 32,204 31,278
Net average selling price
per pound 1.787 0.712 1.729 0.664
Shell egg net sales
Second Quarter – Fiscal 2023

vs. Fiscal 2022
-
In

the

second

quarter

of

fiscal

2023,

conventional

egg

sales

increased

$320.8

million,

or

145.0%,

compared

to

the
second quarter

of fiscal 2022,

primarily due

to the increase

in the price

s

for conventional shell

eggs, slightly

offset by
a decrease

in volume

of conventional

shell eggs

sold. Changes

in prices

resulted in

a $325.6

million increase

and the
change in volume resulted in a $4.8 million decrease in net sales, respectively.
-
Conventional egg prices increased in the second

quarter of fiscal 2023

primarily due to decreased supply caused by

the
HPAI

outbreak,

discussed

above,

while

we

experienced

continued

good

customer

demand

(and

typical

seasonal
consumer demand).
-
As a result of

the independently quoted

wholesale market prices

for conventional

eggs reaching near-record

highs, the
average selling

price for conventional

eggs exceeded

the average selling

price for specialty

eggs in the

second quarter
of

fiscal

2023,

which

has

occurred

for

the

past

three

quarters

but

is

atypical

historically.

Conventional

egg

prices
generally respond

more quickly

to market

conditions as

we sell

the majority

of our

conventional shell

eggs based

on
formulas

that

adjust

periodically

and

take

into

account,

in

varying

ways,

independently

quoted

regional

wholesale
market

prices

for

shell

eggs

or

formulas

related

to

our

costs

of

production.

The

majority

of

our

specialty

eggs

are
typically

sold

at

prices

and

terms

negotiated

directly

with

customers

and

therefore

do

not

fluctuate

as

much

as
conventional pricing.

-
Specialty

egg

sales

increased

$80.9

million,

or

55.0%,

in

the

second

quarter

of

fiscal

2023

compared

to

the

second
quarter

of

fiscal

2022,

primarily

due

to

a

24.9%

increase

in

the

prices

for

specialty

eggs,

which

resulted

in

a

$45.4
million

increase

in

net

sales

and

a

24.1%

increase

in

the

volume

of

specialty

eggs

sold,

which

resulted

in

a

$35.5
million increase in net sales.

Index

-
Net average

selling price of

specialty eggs increased

in response to

rising feed and

other input costs

as well as

current
market conditions due to HPAI.
-
Demand for specialty eggs

increased as conventional egg prices

rose. Our sales volume

benefited as we produced 11%
more specialty

eggs in

the second

quarter of

fiscal 2023

versus the

prior-year period,

through use

of our

higher cage-
free production capacity

and better utilization of that capacity.
-
Cage-free

egg

sales

for

the

second

quarter

of

fiscal

2023

represented

18.2%

of

our

total

net

shell

egg

sales

versus
22.4%

for

the

same

prior

year

period

due

to

the

higher

conventional

egg

prices.

Cage-free

dozens

sold

increased
47.4% in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022.
Twenty-six weeks –

Fiscal 2023 vs. Fiscal 2022
-
For

the

twenty-six

weeks

ended

November

26,

2022,

conventional

egg

sales

increased

$564.3

million

or

140.0%
compared

to

the

same

period

of

fiscal

2022,

primarily

due

to

the

increase

in

the

prices

for

conventional

shell

eggs,
slightly offset

by the decrease

in the volume

of conventional eggs

sold. Changes

in prices

resulted in a

$573.2 million
increase and the change in volume resulted in a $9.0 million decrease in net sales, respectively.
-
Specialty egg sales

increased $149.2 million,

or 53.4%, for the

twenty-six weeks ended

November 26, 2022 compared
to

the

same

period

of

fiscal

2022,

primarily

due

to

a

29.4%

increase

in

the

volume

of

specialty

dozens

sold.

The
volume

of

specialty

dozens

sold

increased

mainly

due

to

the

higher

conventional

egg

prices.

Change

in

volume
resulted in a

$82.1 million increase

and changes in

specialty egg price resulted

in a $67.3 million

increase in net sales,
respectively.

Egg products net sales
Second Quarter – Fiscal 2023

vs. Fiscal 2022
-
Egg products

net sales

increased $16.7

million or

146.0% for

the second

quarter of

fiscal 2023

compared to

the same
period of

fiscal 2022,

primarily due

to a

151.0% selling

price increase,

which had

a $16.9

million positive

impact on
net sales.
-
Our

egg

products

net

average

selling

price

increased

in

the

second

quarter

of

fiscal

2023,

compared

to

the

second
quarter of

fiscal 2022

as the

supply of

shell eggs

used to

produce

egg products

decreased

due

to the

HPAI

outbreak
that started in February 2022.

Twenty-six weeks –

Fiscal 2023 vs. Fiscal 2022
-
Egg products

net sales

increased $34.9

million or

168.2%, primarily

due to

a 160.4%

selling price

increase compared
to the first twenty-six weeks of fiscal 2022, which had a $34.3 million positive impact on net sales.
-
Our egg

products net average

selling price increased

in the twenty-six

weeks ended

November 26,

2022, compared

to
the

same

period

in fiscal

2022 as

the

supply of

shell

eggs used

to produce

egg products

decreased

due

to the

HPAI
outbreak that started in February 2022.
COST OF SALES
Costs

of

sales

for

the

second

quarter

of

fiscal

2023

were

$483.9

million

compared

to

$338.0

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
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
November 26,
2022
November 27,
2021
%
Change
November 26,
2022
November 27,
2021
%
Change
Cost of Sales:
Farm production $ 276,008 $ 221,971 24.3% $ 542,659 $ 429,466 26.4%
Processing, packaging,
and warehouse 83,639 69,474 20.4 165,056 134,533 22.7
Egg purchases and other
(including change in
inventory) 97,973 36,859 165.8 166,271 74,832 122.2
Total shell eggs 457,620 328,304 39.4 873,986 638,831 36.8
Egg products 26,231 9,672 171.2 50,719 17,486 190.1
Total $ 483,851 $ 337,976 43.2% $ 924,705 $ 656,317 40.9%
Farm production costs
(per dozen produced)
Feed $ 0.685 $ 0.529 29.5% $ 0.676 $ 0.537 25.9%
Other $ 0.386 $ 0.349 10.6% $ 0.383 $ 0.351 9.1%
Total $ 1.071 $ 0.878 22.0% $ 1.059 $ 0.888 19.3%
Outside egg purchases
(average cost per dozen) $ 3.14 $ 1.56 101.3% $ 2.88 $ 1.45 98.6%
Dozens produced 261,358 256,786 1.8% 519,012 493,244 5.2%
Percent produced to sold 92.0% 95.3% (3.5) % 92.8% 94.1% (1.4) %
Farm Production
Second Quarter – Fiscal 2023

vs. Fiscal 2022
-
Feed costs per dozen

produced increased 29.5% in

the second quarter of fiscal

2023 compared to the

second quarter of
fiscal 2022. This increase was primarily due to increased prices for corn, our primary feed ingredient.
-
For the

second quarter

of fiscal

2023, the

average daily

CBOT market

price was

$6.78 per

bushel for

corn and

$423
per

ton of

soybean

meal representing

increases

of 24.8%

and

25.5%, respectively,

as compared

to

the average

daily
CBOT prices for the second quarter of fiscal 2022.

-
Other farm

production costs

increased due

to higher

facility and

flock amortization,

primarily from

higher feed

costs,
which

began to

rise in

our third

quarter of

fiscal 2021

due to

increased

prices discussed

above,

and which

remained
high

in

the

second

quarter

of

fiscal

2023.

Feed

costs

are

capitalized

in

our

flocks

during

pullet

production

and
increased our amortization expense.
Twenty-six weeks –

Fiscal 2023 vs. Fiscal 2022
-
Feed costs

per dozen

produced increased

25.9% in

the twenty-six

weeks ended

November 26,

2022 compared

to the
same period of fiscal 2021, primarily due to higher feed ingredient prices.
-
Other farm

production costs

increased due

to higher

facility and

flock amortization,

primarily from

higher feed

costs,
which

began to

rise in

our third

quarter of

fiscal 2021

due to

increased

prices discussed

above,

and which

remained
high

in

the

second

quarter

of

fiscal

2023.

Feed

costs

are

capitalized

in

our

flocks

during

pullet

production

and
increased our amortization expense.
Supplies

of

corn

and

soybean

remained

tight

relative

to

demand

in

the

second

quarter

of fiscal

2023,

as evidenced

by a

low
stock-to-use ratio

for corn,

as a

result of

weather-related shortfalls

in production

and yields,

ongoing disruptions

related to

the
COVID-19

global

pandemic

and

the

Russia-Ukraine

war

and

its impact

on

the

export markets

.

Additionally,

basis

levels

for
corn ran

significantly higher

in our area

of operations

compared to

our prior

year second

fiscal quarter,

adding to

our expense.

Index

For

fiscal

2023,

we

expect

continued

corn

and

soybean

upward

pricing

pressures

and

further

market

volatility

to

affect

feed
costs.

Processing, packaging, and warehouse
Second Quarter – Fiscal 2023

vs. Fiscal 2022
-
Cost of packaging

materials increased 38.3

%

compared to the

second quarter of

fiscal 2022

due to rising

inflation and
labor costs.
-
Labor costs increased 49.2%

due to wage increases and increased use of contract labor in response to labor shortages

.
-
Dozens

processed

increased

5.4%

compared

to

the

second

quarter

of

fiscal

2022,

which

resulted

in

a

$4.0

million
increase in costs.
Twenty-six weeks –

Fiscal 2023 vs. Fiscal 2022
-
Cost

of

packaging

materials

increased

26.7%

compared

to

the

twenty-six

weeks

ended

November

27,

2021

due

to
rising inflation and labor costs.
-
Labor costs

increased 30.3%

due to

wage increases

in response

to labor

shortages, primarily

due to

the pandemic

and
its effects.
-
Dozens processed

increased 7.0%

compared

to the

twenty-six weeks

ended November

27, 2021,

which resulted

in a
$9.9 million increase in costs.
Egg purchases and other (including change in inventory)
Second Quarter – Fiscal 2023

vs. Fiscal 2022
-
Costs in this

category increased

primarily due to

higher egg prices

as well as

an increase in

the volume of

outside egg
purchases, causing the percentage of produced to sold to decrease to 92.0% from

95.3%.
Twenty-six weeks –

Fiscal 2023 vs. Fiscal 2022
-
Costs in this

category increased

primarily due to

higher egg prices

as well as

an increase in

the volume of

outside egg
purchases, as our percentage of produced to sold decreased to 92.8% from 94.1%.
GROSS PROFIT

Gross profit

for the

second quarter

of fiscal

2023 was

$317.8 million

compared to

$43.7 million

for the

same period

of fiscal
2022.

The increase

of $274.1

million was

primarily due

to higher

egg prices

as well

as the

increased volume

of specialty

eggs
sold, partially offset by the increased cost of feed ingredients and processing, packaging and warehouse costs.
Gross profit

for the

twenty-six weeks

ended November

26, 2022

was $535.3

million compared

to $50.4

million for

the same
period of fiscal

2022. The increase

of $484.9 million

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
Thirteen Weeks

Ended
November 26, 2022 November 27, 2021 $ Change % Change
Specialty egg expense $ 14,673 $ 14,262 $ 411 2.9%
Delivery expense 18,175 14,395 3,780 26.3%
Payroll, taxes and benefits 13,827 11,303 2,524 22.3%
Stock compensation expense 987 975 12 1.2%
Other expenses 10,290 6,845 3,445 50.3%
Total $ 57,952 $ 47,780 $ 10,172 21.3%

Index

Second Quarter – Fiscal 2023

vs. Fiscal 2022
Specialty egg expense
-
Specialty egg

expense, which includes

franchise fees, advertising

and promotion

costs, generally

aligns with specialty
egg volumes,

which were

up 24.1% for

the second

quarter of

fiscal 2023

compared to

the same

period of fiscal

2022.
However, our

specialty egg expense

only increased by

2.9%, primarily due

to increased sales

to other Eggland’s

Best,
Inc. (“EB”) franchisees, including

unconsolidated affiliates, Specialty

Eggs, LLC and Southwest Specialty

Eggs, LLC.
These franchisees were

responsible for the

franchise fees, advertising

and promotion costs associated

with those sales,
which resulted in reduced costs for us.

Delivery expense
-
The increased delivery expense is primarily due to the increase in contract trucking.
Payroll, taxes and benefits expense
-
The

increase

in payroll,

taxes and

benefits

expense

is due

to

an

increase

in

the accrual

for

anticipated

performance-
based bonuses.
Other expense
-
The increase in other

expense is primarily due

to increased legal expenses

of approximately $2.6 million

in the second
quarter of fiscal 2023 compared to the second quarter of fiscal 2022.
Twenty-six Weeks

Ended
November 26, 2022 November 27, 2021 $ Change % Change
Specialty egg expense $ 27,740 $ 27,977 $ (237) (0.8) %
Delivery expense 38,091 28,331 9,760 34.4%
Payroll, taxes and benefits 24,814 21,242 3,572 16.8%
Stock compensation expense 2,012 1,976 36 1.8%
Other expenses 18,902 14,779 4,123 27.9%
Total $ 111,559 $ 94,305 $ 17,254 18.3%
Twenty-six weeks –

Fiscal 2022 vs. Fiscal 2021
Specialty egg expense
-
Specialty egg

expense, which includes

franchise fees, advertising

and promotion

costs, generally

aligns with specialty
egg

volumes,

which

were

up

29.4%

for

fiscal

2023

compared

to

fiscal

2022.

However,

our

specialty

egg

expense
decreased

by

0.8%,

primarily

due

to

increased

sales

to

other

Eggland’s

Best,

Inc.

(“EB”)

franchisees,

including
unconsolidated affiliates, Specialty

Eggs, LLC and Southwest Specialty

Eggs, LLC. Additionally,

the higher prices for
conventional

eggs

and

the

comparatively

lower

prices

for

specialty

eggs

diminished

the

need

to

promote

specialty
eggs;

as

a

result,

EB

temporarily

reduced

the

related

franchise

fees

for

certain

specialty

egg

products

to

encourage
continued production of these products.

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.
Payroll, taxes and benefits expense
-
The

increase

in

payroll,

taxes

and

benefits

expense

is

primarily

due

to

an

increase

in

the

accrual

for

anticipated
performance-based bonuses and increased wages for all employees due to the inflationary market.
Other expenses
-
The increase in other expense is primarily due to increased

legal expenses of approximately $3.5 million.
OPERATING

INCOME (LOSS)
For

the

second

quarter

of

fiscal

2023,

we

recorded

operating

income

of

$259.9

million

compared

to

operating

loss

of

$2.1
million for the same period of fiscal 2022.

Index

For

the

twenty-six

weeks

ended

November

26,

2022,

we

recorded

an

operating

income

of

$423.7

million

compared

to

an
operating loss of $41.7 million for the same period of fiscal 2022.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the second quarter of fiscal 2023,

we earned $2.1 million of interest income compared to $207 thousand for the same period
of fiscal 2022.

The increase resulted

from significantly

higher investment balances.

The Company recorded

interest expense of
$143 thousand and $78 thousand for the second quarters ended November

26, 2022 and November 27, 2021, respectively.
For the

twenty-six weeks

ended November

26, 2022,

we earned

$3.1 million

of interest

income compared

to $497

million for
the

same

period

of

fiscal

2022.

The

increase

resulted

from

significantly

higher

investment

balances.

The

Company

recorded
interest expense

of $291

thousand and

$136 thousand

for the

twenty-six weeks

ended November

26, 2022

and November

27,
2021, respectively.
Other,

net for

the second

quarter ended

November 26,

2022, was

income

of $1.1

million compared

to income

of $1.9

million
for the same period of fiscal 2022.

Other, net for

the twenty-six weeks ended November

26, 2022, was income of $1.3

million compared to income of $7.0

million
for the

same period

of fiscal

2022. The

majority of

the decrease

is due

to our

acquisition in

fiscal 2022

of the

remaining 50%
membership

interest

in

Red

River

Valley

Egg

Farm,

LLC

(“Red

River”)

as

we

recognized

a

$4.5

million

gain

due

to

the
remeasurement

of

our

equity

investment,

along

with

the

$1.4

million

payment

received

in

fiscal

2022

related

to

review

and
adjustment of our various marketing agreements.
INCOME TAXES
For the

second quarter

of fiscal

2023,

pre-tax income

was $262.2

million

compared to

$468 thousand

for the

same period

of
fiscal 2022.

We

recorded income

tax expense

of $64

million for

the second

quarter of

fiscal 2023,

which reflects

an effective
tax

rate

of

24.4%.

We

recorded

an

income

tax

benefit

of

$677

thousand

in

the

prior

year

period

which

includes

a

$520
thousand

discrete

tax

benefit

related

to

the

Internal

Revenue

Service

(IRS)

adjustments

associated

with

the

Company’s
previously recognized research and development tax benefits.

For the

twenty-six

weeks ended

November 26,

2022, pre-tax

income was

$427.7 million

compared to

a pre-tax

loss of

$33.4
million for

the same

period of

fiscal 2022.

We

recorded income

tax expense

of $104.3

million which

reflects an

effective tax
rate

of

24.4%.

We

recorded an

income

tax benefit

of $16.5

million

in

the prior

year

period,

which

includes

the discrete

tax
benefit of $8.3

million in connection

with the Red

River acquisition.

Excluding the discrete

tax benefit, income

tax benefit for
the comparable period of fiscal 2022 was $8.2 million with an adjusted effective tax rate of 24.6%.
Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net

income

attributable

to

Cal-Maine

Foods,

Inc.

for

the

second

quarter

ended

November

26,

2022,

was

$198.6

million,

or
$4.08

per

basic

and

$4.07

per

diluted

common

share,

compared

to

net

income

attributable

to

Cal-Maine

Foods,

Inc.

of

$1.2
million or $0.02 per basic and diluted common share for the same period of fiscal 2022.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the twenty-six

weeks ended

November 26,

2022, was

$323.9 million,

or
$6.66 per

basic and

$6.63 per

diluted share,

compared to

net loss

of $16.9

million or

$0.34 per

basic and

diluted share

for the
same period of fiscal 2022.

Index

LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working

capital at

November 26,

2022 was $667.5

million, compared

to $476.8

million at

May 28,

2022. The

calculation
of working capital is defined as current assets less current liabilities. Our current ratio was 3.2 at November

26, 2022, compared
with 3.6 at May 28, 2022. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the twenty-six weeks

ended November 26, 2022,

$344.8 million in net cash

was provided by operating

activities, compared
to $15.5 million

used by operating activities

for the comparable

period in fiscal 2022.

The increase in cash

flow from operating
activities

resulted

primarily

from

higher

selling

prices

for

conventional

and

specialty

eggs

as

well

as

increased

volume

of
specialty

egg

sales,

partially

offset

by

increased

costs

of

feed

ingredients

and

processing,

packaging

and

warehouse

costs
compared to the prior-year period..
Cash Flows from Investing Activities
We

continue

to invest

in our

facilities,

with

$59.7

million used

to purchase

property,

plant

and

equipment

for

the

twenty-six
weeks ended November

26, 2022, compared

to $28.6 million in

the same period of

fiscal 2022.

Purchases of investments were
$152.4

million

in

the

second

quarter

of

fiscal

2023,

compared

to

$26.4

million

in

fiscal

2022.

The

increase

in

purchases

of
investments is primarily due to the increased cash provided by operating activities noted above.

Cash Flows from Financing Activities
We

paid dividends of

$78.4 million for the

twenty-six weeks ended

November 26, 2022 compared

to no dividends for

the prior
year period.
As of

November 26,

2022, cash

increased $119.6

million since

May 28,

2022, compared

to a decrease

of $41.9

million during
the same period of fiscal 2022.
Credit Facility
We

had

no

long-term

debt

outstanding

at

November

26,

2022

or

May

28,

2022.

On

November

15,

2021,

we

entered

into

a
credit

agreement

that

provides

for

a

senior

secured

revolving

credit

facility

(the

“Credit

Facility”),

in

an

initial

aggregate
principal amount

of up to

$250 million with

a five-year

term. As of

November 26, 2022,

no amounts were

borrowed under

the
Credit Facility.

We

have $4.1 million

in outstanding standby

letters of credit,

issued under our

Credit Facility for

the benefit of
certain insurance

companies. Refer

to Part

II Item

8, Notes

to the

Financial Statements,

Note 10

– Credit

Facility included

in
our 2022 Annual Report for further information regarding our long-term debt.
Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition

toward their

announced timelines

for cage-free

egg sales.

The following

table presents

material construction
projects approved as of November 26, 2022 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of November
26, 2022
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses/Processing
Facility Fiscal 2023 $ 131,932 117,056 14,876
Cage-Free Layer & Pullet Houses Fiscal 2023 24,640 23,325 1,315
Cage-Free Layer & Pullet Houses Fiscal 2024 42,591 2,057 40,534
Cage-Free Layer & Pullet Houses Fiscal 2025 95,806 22,526 73,280
$ 294,969 $ 164,964 $ 130,005
We believe our

current cash balances, investments, cash flows from operations, and Credit Facility will be sufficient to fund our
current cash needs for at least the next 12 months.

Index

IMPACT OF

RECENTLY

ISSUED/ADOPTED ACCOUNTING STANDARDS
For

information

on

changes

in

accounting

principles

and

new

accounting

policies,

see
Note 1 - Summary of Significant
Accounting Policies

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2022 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the twenty-six weeks ended November 26, 2022
from the information provided in Part II Item 7A Quantitative and Qualitative

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of November 26, 2022 at the reasonable assurance level.
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
Note 9
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
second quarter of fiscal 2023.
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

December 28, 2022
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

December 28, 2022 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿