Form 10-Q
period 2023-02-25
CAL-MAINE FOODS INC
filed 2023-03-28
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
February 25, 2023

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
Yes
☐

No
☑
There were
44,185,774

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of March 28, 2023.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

February 25, 2023 and May 28, 2022

3

Condensed Consolidated Statements of Income -
Thirteen and Thirty-nine Weeks Ended February 25, 2023 and February 26, 2022

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Thirty-nine Weeks Ended February 25, 2023 and February 26, 2022

5

Condensed Consolidated Statements of Cash Flows -

Thirty-nine Weeks Ended February 25, 2023 and February 26, 2022

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

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

February 25, 2023 May 28, 2022
Assets
Current assets:
Cash and cash equivalents $
221,614
$
59,084
Investment securities available-for-sale
423,418
115,429
Trade and other receivables, net
206,920
177,257
Income tax receivable
42,947
42,147
Inventories
290,869
263,316
Prepaid expenses and other current assets
7,599
4,286
Total current

assets
1,193,367
661,519
Property, plant &

equipment, net
712,512
677,796
Investments in unconsolidated entities
16,146
15,530
Goodwill
44,006
44,006
Intangible assets, net
16,484
18,131
Other long-term assets
9,968
10,507
Total Assets $
1,992,483
$
1,427,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
138,617
$
122,331
Accrued income taxes payable
66,723
25,687
Dividends payable
107,720
36,656
Total current

liabilities
313,060
184,674
Other noncurrent liabilities
9,715
10,274
Deferred income taxes, net
134,820
128,196
Total liabilities
457,595
323,144
Commitments and contingencies - see Note 9
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
70,977
67,989
Retained earnings
1,497,325
1,065,854
Accumulated other comprehensive loss, net of tax
(3,067)
(1,596)
Common stock in treasury at cost –
26,075

shares at February 25, 2023 and
26,121
shares at May 28, 2022
(29,996)
(28,447)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,535,990
1,104,551
Noncontrolling interest in consolidated entity
(1,102)
(206)
Total stockholders’

equity
1,534,888
1,104,345
Total Liabilities and Stockholders’

Equity
$
1,992,483
$
1,427,489
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022 February 25, 2023 February 26, 2022
Net sales $
997,493
$
477,485
$
2,457,537
$
1,184,195
Cost of sales
534,467
385,903
1,459,172
1,042,221
Gross profit
463,026
91,582
998,365
141,974
Selling, general and administrative
58,489
52,686
170,048
146,991
Gain on insurance recoveries
(3,220)
(1,095)
(3,220)
(3,225)
(Gain) loss on disposal of fixed assets
(26)
421
36
370
Operating income (loss)
407,783
39,570
831,501
(2,162)
Other income (expense):
Interest income, net
6,126
79
8,959
440
Royalty income
426
326
1,198
877
Patronage dividends
10,239
10,120
10,239
10,120
Equity income of unconsolidated
entities
1,786
1,809
943
2,208
Other, net
(1,473)
1,144
(205)
8,169
Total other income, net
17,104
13,478
21,134
21,814
Income before income taxes
424,887
53,048
852,635
19,652
Income tax expense (benefit)
102,118
13,594
206,438
(2,921)
Net income
322,769
39,454
646,197
22,573
Less: Loss attributable to noncontrolling
interest
(450)
(63)
(896)
(91)
Net income attributable to Cal-Maine
Foods, Inc. $
323,219
$
39,517
$
647,093
$
22,664
Net income per common share:
Basic $
6.64
$
0.81
$
13.31
$
0.46
Diluted $
6.62
$
0.81
$
13.25
$
0.46
Weighted average

shares outstanding:
Basic
48,653
48,886
48,634
48,888
Diluted
48,842
49,036
48,832
49,035
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022 February 25, 2023 February 26, 2022
Net income $
322,769

$

39,454

$

646,197

$

22,573
Other comprehensive income (loss), before
tax:
Unrealized holding gain (loss) on available-
for-sale securities, net of reclassification
adjustments
26
(551)
(1,945)
(1,130)
Income tax benefit (expense) related to
items of other comprehensive income
(6)
134
474
275
Other comprehensive income (loss), net of tax
20
(417)
(1,471)
(855)
Comprehensive income
322,789
39,037
644,726
21,718
Less: Comprehensive loss attributable to the
noncontrolling interest
(450)
(63)
(896)
(91)
Comprehensive income attributable to Cal-
Maine Foods, Inc. $
323,239
$
39,100
$
645,622
$
21,809
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022
Cash flows from operating activities:
Net income $
646,197
$
22,573
Depreciation and amortization
53,198
50,996
Deferred income taxes
7,098
(3,861)
Gain on insurance recoveries
(3,220)
(3,225)
Net proceeds from insurance settlement - business interruption
3,220
—
Other adjustments, net
16
(45,659)
Net cash provided by operations
706,509
20,824
Cash flows from investing activities:
Purchases of investment securities
(442,583)
(47,135)
Sales and maturities of investment securities
132,686
76,377
Investment in unconsolidated entities
(1,673)
(3,000)
Distributions from unconsolidated entities
—
400
Acquisition of business, net of cash acquired
—
(44,823)
Purchases of property,

plant and equipment
(86,168)
(49,170)
Net proceeds from insurance settlement - property,

plant and equipment
—
5,380
Net proceeds from disposal of property,

plant and equipment
118
661
Net cash used in investing activities
(397,620)
(61,310)
Cash flows from financing activities:
Payments of dividends
(144,559)
—
Purchase of common stock by treasury
(1,633)
(1,120)
Principal payments on finance lease
(167)
(160)
Contributions
—
3
Net cash used in financing activities
(146,359)
(1,277)
Net change in cash and cash equivalents
162,530
(41,763)
Cash and cash equivalents at beginning of period
59,084
57,352
Cash and cash equivalents at end of period $
221,614
$
15,589
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The

unaudited

condensed

consolidated

financial

statements

of

Cal-Maine

Foods,

Inc.

and

its

subsidiaries

(the

“Company,”
“we,” “us,” “our”)

have been prepared

in accordance with

the instructions to

Form 10-Q and

Article 10 of

Regulation S-X and
in

accordance

with generally

accepted

accounting

principles in

the

United

States of

America

(“GAAP”)

for

interim

financial
reporting and should

be read in conjunction

with our Annual Report

on Form 10-K

for the fiscal year

ended May 28,

2022 (the
“2022

Annual

Report”).

These

statements

reflect

all

adjustments

that

are,

in

the

opinion

of

management,

necessary

to

a

fair
statement of the results for

the interim periods presented

and, in the opinion of

management, consist of adjustments

of a normal
recurring nature.

Operating results for

the interim periods

are not necessarily

indicative of operating

results for the

entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on February 25, 2023 and February 26, 2022 included
13 weeks

and
39 weeks
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

stockholders’

equity

separately

from

retained

earnings

and

additional
paid-in

capital. The

Company regularly

evaluates changes

to the

rating of

its debt

securities by

credit agencies

and economic
conditions to assess and record any expected credit losses through the allowance for credit losses, limited to the amount that fair value

was

less

than

the

amortized

cost

basis.

The

cost

basis

for

realized

gains

and

losses

on

available-for-sale

securities

is
determined by

the specific

identification method.

Gains and

losses are

recognized in

other income

(expenses) as

Other,

net in
the Company’s

Condensed Consolidated Statements

of Income.

Investments in mutual

funds are classified

as “Other long-term
assets” in the Company’s Condensed

Consolidated Balance Sheets.
Trade Receivables

Trade receivables are stated at their carrying

values, which include a reserve for credit losses. As of February

25, 2023 and May
28,

2022,

reserves

for

credit

losses

were

$
709

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

2022

financial

statements

to

conform

to

the

fiscal

2023

financial

statement
presentation. These reclassifications had no effect on

income.
Note 2 - Investment Securities
The following represents the Company’s

investment securities as of February 25, 2023 and May 28, 2022 (in thousands):
February 25, 2023
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
21,158
$
—
$
275
$
20,883
Commercial paper
95,612
—
122
95,490
Corporate bonds
138,004
—
1,664
136,340
US government and agency obligations
94,941
—
299
94,642
Asset backed securities
15,132
—
227
14,905
Treasury bills
61,215
—
57
61,158
Total current

investment securities
$
426,062
$
—
$
2,644
$
423,418
Mutual funds $
2,162
$
—
$
136
$
2,026
Total noncurrent

investment securities
$
2,162
$
—
$
136
$
2,026
May 28, 2022
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
10,136
$
—
$
32
$
10,104
Commercial paper
14,940
—
72
14,868
Corporate bonds
74,167
—
483
73,684
Certificates of deposits
1,263
—
18
1,245
US government and agency obligations
2,205
4
—
2,209
Asset backed securities
13,456
—
137
13,319
Total current

investment securities
$
116,167
$
4
$
742
$
115,429
Mutual funds $
3,826
$
—
$
74
$
3,752
Total noncurrent

investment securities
$
3,826
$
—
$
74
$
3,752
Available-for-sale
Proceeds from sales

and maturities of investment

securities available-for-sale

were $
132.7

million and $
76.4

million during the
thirty-nine weeks

ended February 25,

2023 and

February 26,

2022, respectively.

Gross realized

gains for

the thirty-nine

weeks
ended February

25, 2023

and February

26, 2022

were $
38

thousand and

$
181

thousand, respectively.

Gross realized

losses for
the thirty-nine weeks ended February 25, 2023 and

February 26, 2022 were $
64

thousand and $
67

thousand, respectively.

There
were
no

allowances for credit losses at February 25, 2023 and May 28, 2022.

Index

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at February

25, 2023 are as follows (in thousands):
Estimated Fair Value
Within one year $
345,765
1-5 years
77,653
Total $
423,418
Noncurrent

Proceeds from sales and maturities of noncurrent investment securities were $
1.8

million and $
4.9

million during the thirty-nine
weeks

ended

February

25,

2023

and

February

26,

2022,

respectively.

Gross

realized

gains

for

the

thirty-nine

weeks
ended February 25,

2023 and February

26, 2022

were $
6

thousand and

$
2.2

million, respectively.

Gross realized

losses for

the
thirty-nine

weeks

ended February

25,

2023

were

$
66

thousand.

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

Index

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of February 25, 2023 and May 28,

2022 (in thousands):
February 25, 2023 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
20,883
$
—
$
20,883
Commercial paper
—
95,490
—
95,490
Corporate bonds
—
136,340
—
136,340
US government and agency obligations
—
94,642
—
94,642
Asset backed securities
—
14,905
—
14,905
Treasury bills
—
61,158
—
61,158
Mutual funds
2,026
—
—
2,026
Total assets measured at fair

value
$
2,026
$
423,418
$
—
$
425,444
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
Note 4 - Inventories
Inventories consisted of the following as of February 25, 2023 and

May 28, 2022 (in thousands):

February 25, 2023 May 28, 2022
Flocks, net of amortization $
158,209
$
144,051
Eggs and egg products
27,925
26,936
Feed and supplies
104,735
92,329
$
290,869
$
263,316
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male and female

chickens used to produce

fertile eggs to hatch for

egg production flocks). Our

total flock at February
25, 2023

and May

28, 2022

consisted of

approximately
9.9

million and
11.5

million pullets

and breeders

and
43.3

million and
42.2

million layers, respectively.

Index

Note 5 - Equity
The following reflects

equity activity for the

thirteen and thirty-nine

weeks ended February 25,

2023 and February 26,

2022 (in
thousands):
Thirteen Weeks

Ended February 25, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at November
26, 2022 $
703
$
48
$
(28,496)
$
70,005
$
(3,087)
$
1,281,784
$
(652)
$
1,320,305
Other comprehensive
income, net of tax — — — —
20
— —
20
Stock compensation
plan transactions — —
(1,500)
972
— — —
(528)
Dividends ($
2.199
per share)
Common — — — — —
(97,123)
—
(97,123)
Class A common — — — — —
(10,555)
—
(10,555)
Net income (loss) — — — — —
323,219
(450)
322,769
Balance at February
25, 2023 $
703
$
48
$
(29,996)
$
70,977
$
(3,067)
$
1,497,325
$
(1,102)
$
1,534,888
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
(989)
890
— — —
(99)
Dividends ($
0.125
per share)
Common — — — — —
(5,518)
—
(5,518)
Class A common — — — — —
(600)
—
(600)
Net income (loss) — — — — —
39,517
(63)
39,454
Balance at February
26, 2022 $
703
$
48
$
(28,439)
$
66,909
$
(1,413)
$
992,523
$
(88)
$
1,030,243

Index

Thirty-nine Weeks Ended

February 25, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at May 28,
2022 $
703
$
48
$
(28,447)
$
67,989
$
(1,596)
$
1,065,854
$
(206)
$
1,104,345
Other comprehensive
loss, net of tax — — — —
(1,471)
— —
(1,471)
Stock compensation
plan transactions — —
(1,549)
2,988
— — —
1,439
Dividends ($
5.756
per share)
Common — — — — —
(194,478)
—
(194,478)
Class A common — — — — —
(21,144)
—
(21,144)
Net income (loss) — — — — —
647,093
(896)
646,197
Balance at February
25, 2023 $
703
$
48
$
(29,996)
$
70,977
$
(3,067)
$
1,497,325
$
(1,102)
$
1,534,888
Thirty-nine Weeks Ended

February 26, 2022
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained
Noncontrollin
g
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at May 29,
2021
$

703
$

48
$

(27,433)
$

64,044
$

(558)
$

975,977
$

—
$

1,012,781
Other comprehensive
loss, net of tax — — — —
(855)
— —
(855)
Stock compensation
plan transactions — —
(1,006)
2,865
— — —
1,859
Contributions — — — — — —
3
3
Dividends ($
0.125
per share)
Common — — — — —
(5,518)
—
(5,518)
Class A common — — — — —
(600)
—
(600)
Net income (loss) — — — — —
22,664
(91)
22,573
Balance at February
26, 2022 $
703
$
48
$
(28,439)
$
66,909
$
(1,413)
$
992,523
(88)
$
1,030,243
Note 6 - Net Income per Common Share

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
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022 February 25, 2023 February 26, 2022
Numerator
Net income $
322,769
$
39,454
$
646,197
$
22,573
Less: Loss attributable to noncontrolling
interest
(450)
(63)
(896)
(91)
Net income attributable to Cal-Maine
Foods, Inc. $
323,219
$
39,517
$
647,093
$
22,664
Denominator
Weighted-average

common shares
outstanding, basic
48,653
48,886
48,634
48,888
Effect of dilutive restricted shares
189
150
198
147
Weighted-average

common shares
outstanding, diluted
48,842
49,036
48,832
49,035
Net income per common share attributable to
Cal-Maine Foods, Inc.
Basic $
6.64
$
0.81
$
13.31
$
0.46
Diluted $
6.62
$
0.81
$
13.25
$
0.46
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

are primarily

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

Index

Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022 February 25, 2023 February 26, 2022
Conventional shell egg sales $
689,022
$
280,633
$
1,656,528
$
683,805
Specialty shell egg sales
272,205
182,945
700,803
462,320
Egg products
32,582
12,749
88,274
33,516
Other
3,684
1,158
11,932
4,554
$
997,493
$
477,485
$
2,457,537
$
1,184,195
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and is

amortized over

the contract

life as

a reduction

in net

sales. As

of February

25, 2023

and May

28, 2022,

the balance

for
contract assets was immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 8 - Stock Based Compensation
Total

stock-based

compensation

expense

was

$
3.1

and

$
3.0

million

for

the

thirty-nine

weeks

ended

February

25,

2023

and
February 26, 2022, respectively.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

February

25,

2023

of

$
8.4

million

will

be

recorded

over

a

weighted
average period of
2.3

years. Refer to Part

II Item 8,

Notes to Consolidated

Financial Statements and

Supplementary Data, Note
16: Stock Compensation Plans in our 2022 Annual Report for further informat ion on our stock compensation plans.
The Company’s restricted share activity

for the thirty-nine weeks ended February 25, 2023 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 28, 2022
317,844
$
39.12
Granted
84,969
54.10
Vested
(97,954)
38.25
Forfeited
(8,480)
39.22
Outstanding, February 25, 2023
296,379
$
43.70
Note 9 - Commitments and Contingencies

Financial Instruments
The

Company

maintained

standby

letters

of

credit

(“LOCs”)

totaling

$
4.1

million

at

February

25,

2023,

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

State’s original petition with
prejudice. On September

11, 2020,

the State filed a

notice of appeal,

which was assigned to

the Texas

Court of Appeals

for the
First

District.

On

August

16,

2022,

the

appeals

court

reversed

and

remanded

the

case

back

to

the

trial

court

for

further
proceedings. On October

31, 2022, the Company

and WCF filed a

petition for review to

the Supreme Court of

Texas

appealing
the

First

District

court’s

decision.

On

February

6,

2023,

the

State

of

Texas

filed

their

response

to

defendant’s

petition

for
review.

On

February

21,

2023,

the

Company

and

WCF

filed

their

reply

brief

in

support

of

defendant’s

petition

for

review.
Appellate briefs are not yet due. Management believes the risk of material loss related to this matter to be remote.
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

January 9,

2023, the

court entered

an order

and final

judgement granting

the Company’s

motion to
dismiss.

On February

8, 2023,

the plaintiffs

appealed

the lower

court’s

judgement

to the

United States

Court of

Appeals for

the Fifth
Circuit,

Case

No.

23-50112.

The

parties

are

to

file

their

respective

appellate

briefs,

but

they

are

not

yet

due.

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

Index

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
State of Oklahoma Watershed Pollution

Litigation
On June 18,

2005, the

State of

Oklahoma filed

suit, in

the United

States District

Court for

the Northern

District of

Oklahoma,
against Cal-Maine

Foods,

Inc. and

Tyson

Foods,

Inc., Cobb-Vantress,

Inc., Cargill,

Inc., George’s,

Inc., Peterson

Farms, Inc.
and

Simmons

Foods,

Inc.,

and

certain

of

their

affiliates.

The

State

of

Oklahoma

claims

that

through

the

disposal

of

chicken
litter the

defendants polluted

the Illinois

River Watershed.

This watershed

provides water

to eastern

Oklahoma. The

complaint
sought

injunctive

relief

and

monetary

damages,

but

the

claim

for

monetary

damages

was dismissed

by

the

court.

Cal-Maine
Foods,

Inc.

discontinued

operations

in

the

watershed

in

or

around

2005.

Since

the

litigation

began,

Cal-Maine

Foods,

Inc.
purchased
100
%

of

the

membership

interests

of

Benton

County

Foods,

LLC,

which

is

an

ongoing

commercial

shell

egg
operation within

the Illinois

River Watershed.

Benton County

Foods, LLC

is not

a defendant

in the

litigation. We

also have

a
number of small contract producers that operate in the area.
The non-jury trial in the case began in September 2009

and concluded in February 2010. On January 18, 2023, the court entered findings of

fact and

conclusions of

law in favor

of the

State of

Oklahoma, but

no penalties

were assessed.

The court

found the
defendants

liable

for

state

law

nuisance,

federal

common

law

nuisance,

and

state

law

trespass.

The

court

also

found

the
producers

vicariously

liable

for

the

actions

of

their

contract

producers.

The

court

directed

the

parties

to

confer

in

attempt

to
reach

agreement

on

appropriate

remedies

by

March

17,

2023.

On

March

17,

2023,

a

status

hearing

was

held,

and

the

court
extended the

time period by

which the parties

must reach an

agreement to June

16, 2023. The

defendants have been

conferring
with the

State regarding

appropriate remedies.

While management

believes there

is a

reasonable

possibility of

a material

loss
from the case, at the

present time, it is not possible

to estimate the amount of

monetary exposure, if any,

to the Company due to
a range of

factors, including the

following, among others:

uncertainties inherent in

any assessment of

potential costs associated
with injunctive relief or

other penalties based on a

decision in a case tried

over 13 years ago

based on environmental conditions
that existed at the time, the lack of guidance from

the court as to what might be considered appropriate remedies,

the early stage
of negotiations

with the

State on

appropriate remedies,

and uncertainty

regarding what

our proportionate

share of

any remedy
would be, although we believe that our share compared to the other defendants is small.
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

inflation

and

rising

interest

rates,

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

relating to increased costs,

rising inflation and rising

interest rates, which generally
have

been

exacerbated

by

Russia’s

invasion

of

Ukraine

starting

February

2022,

(vii)

our

ability

to

retain

existing

customers,
acquire new

customers and

grow our

product mix,

(viii) adverse

results in

pending litigation

matters and

(ix) risks

relating to
the evolving

COVID-19 pandemic. Readers

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

reportable

segment.

We

are

the
largest

producer

and

distributor

of

fresh

shell

eggs

in

the

U.S.

Our

total

flock

of

approximately

43.3

million

layers

and

9.9
million pullets

and breeders

is the largest

in the U.S.

We

sell most of

our shell eggs

to a diverse

group of

customers, including
national and regional

grocery store chains,

club stores, companies

servicing independent supermarkets

in the U.S., food

service
distributors,

and egg

product customers

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

Index

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

our ability to meet

our customers’ evolving needs

with a favorable
product

mix

of

conventional

and

specialty

eggs,

including

cage-free,

organic

and

other

specialty

offerings,

as

well

as

egg
products.

We

have

also

enhanced

our

efforts

to

provide

free-range

and

pasture-raised

eggs

that

meet

consumers’

evolving
choice

preferences.

While

a

small

part

of

our

current

business,

the

free-range

and

pasture-raised

eggs

we

produce

and

sell
represent attractive offerings

to a subset of

consumers,

and therefore our customers,

and help us continue

to serve as the trusted
provider of quality food choices.
We

are

also

focused

on

additional

ways

to

enhance

our

product

mix

and

support

new

opportunities

in

the

restaurant,
institutional

and

industrial

food

products

arena.

On

October

4,

2021,

Cal-Maine

Foods

announced

a

strategic

investment

of
$18.5

million

in

debt

and

equity

in

Meadow

Creek

Foods,

LLC

(“MeadowCreek”),

an

egg

products

operation

located

in
Neosho,

Missouri,

focused

on offering

hard-cooked

eggs.

Cal-Maine

Foods

serves

as

the

preferred

provider

of

specialty and
conventional

eggs

used

by

MeadowCreek

to

manufacture

egg

products.

On

December

13,

2022,

our

Board

of

Directors
approved

an additional

$13.8 million

investment to

expand the

Company’s

controlling interest

and fund

additional equipment
and

working

capital

needs

to support

growth

opportunities

for

MeadowCreek.

As demand

for

hard-cooked

eggs

continues to
grow,

the

funds

will

be

used

for

additional

refrigerated

storage

space

and

expanded

capacity

for

cooking

and

packaging

to
better serve MeadowCreek’s

customers. MeadowCreek began operations during the third quarter of fiscal 2023.
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
The Company’s

top priority in joining

as a member of

ProEgg is serving

our valued customers in

this important market

region.
During

this

initial

phase,

we

will

continue

our

work

to

confirm

that

our

participation

in

this

new

cooperative

is

in

the

best
interest of

our customers

and aligns

with our

long-term interests.

This consideration

will take

place before

moving to

the next
phase of membership, and we expect this process to be completed on or before the end of calendar year 2023.
HPAI
We

are closely

monitoring

the current

outbreak of

HPAI

that was

first detected

in commercial

flocks in

the U.S.

in February
2022.

Outbreaks in

commercial flocks

in the

U.S. have

most recently

occurred

during

each month

from September

to March
2023.

The

current

HPAI

epidemic

has

surpassed

the

prior

2014-2015

outbreak

in

terms

of

its

duration

and

the

number

of
affected

hens

in

the

U.S.,

and

HPAI

continues

to

circulate

throughout

the

wild

bird

population

in

the

U.S.

and

abroad.
According to

the U.S.

Centers for

Disease Control

and Prevention,

these detections

do not

present an

immediate public

health
concern.

There

have

been

no positive

tests for

HPAI

at

any

Cal-Maine

Foods’

owned

or contracted

production

facility as

of
March 28,

2023. The

USDA division

of Animal

and Plant

Health Inspection

Service (“APHIS”)

reported

on March

27, 2023
that

approximately

43.3

million

commercial

layer

hens

and

1.0

million

pullets

have

been

depopulated

due

to

HPAI

since
February 2022. We

believe the HPAI

outbreak will continue

to exert downward

pressure on the

overall supply of

eggs, and the

Index

duration of those

effects will depend

in part on the

timing of replenishment

of the U.S.

layer hen flock.

Prior to the outbreak

of
HPAI

in February

2022,

the layer

hen flock

five-year

average from

2017 through

2021 was

comprised

of approximately

328
million hens.

According to

a LEAP Market

Analytics report

dated March

21, 2023,

the layer

hen inventory

is not

projected to
exceed this 328

million mark again until

January of 2024.

Layer hen numbers reported

by the USDA as

of March 1, 2023

were
312.9

million,

which

represents

a

decrease

of

3.8%

compared

with

the

layer

hen

inventory

a

year

ago.

However,

the

USDA
reported

that

the

hatch

from

October

2022

through

February

2023

increased

4.5%

as

compared

with

the

prior-year

period,
indicating that layer flocks may increase in the future.
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

2022 the U.S.

Supreme Court

heard oral arguments

in a case

challenging California’s

law that requires

the sale
of only cage-free eggs in

that state. A decision in that case

is expected in the summer of 2023.

These laws have already affected
and,

if

upheld,

will

continue

to

affect

sourcing,

production

and

pricing

of

eggs

(conventional

as

well

as

specialty)

as

the
national demand for cage-free production

could be greater than the

current supply,

which would increase the prices

of cage-free
eggs,

unless

more

cage-free

production

capacity

is

constructed.

Likewise,

the

national

supply

for

eggs

from

conventional
production could exceed consumer demand, which would decrease the prices

of conventional eggs.
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
EXECUTIVE OVERVIEW
For the third quarter

of fiscal 2023,

we recorded a gross

profit of $463.0 million

compared to $91.6 million

for the same period
of

fiscal

2022,

with

the

increase

due

primarily

to

higher

shell

egg

prices,

partially

offset

by

the

increased

cost

of

feed
ingredients and other farm production costs as well as increased processing

,

packaging and warehouse costs.

Our

net

average selling

price per

dozen for

the

third quarter

of fiscal

2023

was $3.298

compared

to $1.

612

in

the prior-year
period. Conventional

egg prices

per dozen

were $3.678

compared to

$1.458 for

the prior-year

period, and

specialty egg

prices
per dozen

were $2.616

compared to

$1.923 for

the prior-year

period. Conventional

egg prices

increased in

the third

quarter of
fiscal 2023 primarily due to decreased supply caused by the HPAI outbreak combined with robust customer demand,

which was
bolstered by

the peak

winter holiday

season. See

the discussion

under the

heading “HPAI”

above. The

daily average

price for
the Urner

Barry southeast

large index

for the

third quarter

of fiscal

2023 increased

129.8% from

the comparable

period in

the
prior

year.

Conventional

egg

prices

exceeding

specialty

egg

prices

has

occurred

for

the

past

four

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

Index

Our total

dozens sold

increased 1.3%

to 291.4

million dozen

shell eggs

for the

third quarter

of fiscal

2023 compared

to 287.7
million dozen for

the same period

of fiscal 2022.

For the third quarter

of fiscal 2023,

conventional dozens sold

decreased 2.7%
and specialty

dozens sold increased

9.4% as compared

to the same

quarter in fiscal

2022. Demand

for specialty eggs

increased
in the

third quarter

of fiscal

2023 compared

to the

same prior

year period

due primarily

to the

higher prices

for conventional
eggs. Further, demand for specialty eggs continued

to increase as retailers continued to shift to selling cage-free products.
Our farm production

costs per dozen

produced for the

third quarter of

fiscal 2023 increased

18.2%, or $0.166,

compared to the
third quarter of fiscal 2022.

This increase was primarily due

to increased feed ingredient

costs as well as increased facility

costs
and higher amortization

of our flocks.

For the third quarter of

fiscal 2023, the average

Chicago Board of Trade

(“CBOT”) daily
market

price

was

$6.67

per

bushel

for

corn

and

$473

per

ton

for

soybean

meal,

representing

increases

of

8.8%

and

14.8%,
respectively,

compared

to

the average

daily

CBOT prices

for

the

comparable

period

in

the prior

year.

For

information

about
historical corn and soybean meal prices, see Part I Item I of our 2022 Annual

Report.
RESULTS OF

OPERATIONS
The following

table sets forth,

for the periods

indicated, certain

items from

our Condensed Consolidated

Statements of Income
expressed as a percentage of net sales.
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023
February 26, 2022 February 25, 2023 February 26, 2022
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 53.6% 80.8% 59.4% 88.0%
Gross profit 46.4% 19.2% 40.6% 12.0%
Selling, general and administrative 5.9% 11.0% 6.9% 12.4%
Gain on insurance recoveries (0.3) % (0.2) % (0.1) % (0.3) %
(Gain) loss on disposal of fixed assets — % 0.1% — % — %
Operating income (loss) 40.8% 8.3% 33.8% (0.1) %
Total other income, net 1.7% 2.8% 0.9% 1.8%
Income before income taxes 42.5% 11.1% 34.7% 1.7%
Income tax expense (benefit) 10.2% 2.8% 8.4% (0.2) %
Net income 32.3% 8.3% 26.3% 1.9%
NET SALES
Total

net sales for the

third quarter of fiscal

2023 were $997.5 million

compared to $477.5 million

for the same period

of fiscal
2022.
Net shell

egg sales

represented 96.

7% and

97.3% of

total net

sales for

the third

quarters

of fiscal

2023 and

2022, respectively.
Shell

egg

sales classified

as “Other”

represent

sales

of

miscellaneous

byproducts

and

resale products

included

with our

shell
egg operations.

Total

net

sales

for

the

thirty-nine

weeks

ended

February

25,

2023

were

$2.46

billion,

compared

to

$1.18

billion

for

the
comparable period of fiscal 2022.
Net

shell

egg

sales

represented

96.4%

and

97.2%

of

total

net

sales

for

the

thirty-nine

weeks

ended

February

25,

2023

and
February 26, 2022, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022 February 25, 2023 February 26, 2022
Total net sales $ 997,493 $ 477,485 $ 2,457,537 $ 1,184,195
Conventional $ 689,022 71.4% $ 280,633 60.4% $ 1,656,528 69.9% $ 683,805 59.4%
Specialty 272,205 28.2% 182,945 39.4% 700,803 29.6% 462,320 40.2%
Egg sales, net 961,227 99.6% 463,578 99.8% 2,357,331 99.5% 1,146,125 99.6%
Other 3,684 0.4% 1,158 0.2% 11,932 0.5% 4,554 0.4%
Net shell egg sales $ 964,911 100.0% $ 464,736 100.0% $ 2,369,263 100.0% $ 1,150,679 100.0%
Net shell egg sales as a
percent of total net sales 96.7% 97.3% 96.4% 97.2%
Dozens sold:
Conventional 187,357 64.3% 192,511 66.9% 555,045 65.2% 568,511 70.0%
Specialty 104,059 35.7% 95,140 33.1% 295,774 34.8% 243,310 30.0%
Total dozens sold 291,416 100.0% 287,651 100.0% 850,819 100.0% 811,821 100.0%
Net average selling price
per dozen:
Conventional $ 3.678 $ 1.458 $ 2.984 $ 1.203
Specialty $ 2.616 $ 1.923 $ 2.369 $ 1.900
All shell eggs $ 3.298 $ 1.612 $ 2.771 $ 1.412
Egg products sales:

Egg products net sales 32,582 12,749 88,274 33,516
Pounds sold 16,796 15,947 49,000 47,225
Net average selling price
per pound 1.940 0.799 1.802 0.710
Shell egg net sales
Third Quarter – Fiscal 2023

vs. Fiscal 2022
-
In the

third quarter

of fiscal

2023,

conventional egg

sales increased

$408.4 million,

or 145.5%,

compared to

the third
quarter

of

fiscal

2022,

primarily

due

to

the

increase

in

the

prices

for

conventional

shell

eggs,

slightly

offset

by

a
decrease

in

volume

of

conventional

shell

eggs

sold.

Changes

in

prices

resulted

in

a

$415.9

million

increase

and

the
change in volume resulted in a $7.5 million decrease in net sales, respectively.
-
Conventional egg

prices increased

in the

third quarter

of fiscal

2023

primarily due

to decreased

supply caused

by the
HPAI

outbreak,

discussed

above,

while

customer

demand,

bolstered

by

the

peak

winter

holiday

season,

remained
robust.
-
Specialty egg

sales increased $89.3

million, or 48.8%,

in the third

quarter of fiscal

2023 compared to

the third quarter
of

fiscal

2022,

primarily

due

to

a

36.0%

increase

in

the

prices

for

specialty

eggs,

which

resulted

in

a

$72.1

million
increase

in

net

sales,

and

a

9.4%

increase

in

the

volume

of

specialty

eggs

sold,

which

resulted

in

a

$17.2

million
increase in net sales.

-
Net average selling prices

of specialty eggs increased

in response to rising feed

and other input costs as well

as current
market conditions due to HPAI.
-
Demand

for

specialty

eggs

increased

as

conventional

egg

prices

rose.

Our

sales

volume

benefited

as

we

sold

9.4%
more

specialty

eggs

by

volume

in

the

third

quarter

of

fiscal

2023

versus

the

prior-year

period,

through

use

of

our
higher cage-free production capacity.
-
Cage-free egg sales

for the third quarter

of fiscal 2023 represented

17.8%

of our total net

shell egg sales versus

24.0%
for the

same prior year

period due

to the higher

conventional egg

prices causing

conventional egg

sales to represent

a

Index

higher

proportion

of

our

total

sales.

Cage-free

dozens

sold

increased

14.9%

in

the

third

quarter

of

fiscal

2023

as
compared to the third quarter

of fiscal 2022 as the

higher conventional egg prices drove

demand for specialty eggs

and
we utilized our expanded cage-free production capacity.
Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
-
For

the

thirty-nine

weeks

ended

February

25,

2023,

conventional

egg

sales

increased

$972.7

million,

or

142.3%,
compared

to

the

same

period

of

fiscal

2022,

primarily

due

to

the

increase

in

the

prices

for

conventional

shell

eggs,
slightly offset

by the decrease

in the volume

of conventional eggs

sold. Changes in

prices

resulted in a

$988.5 million
increase and the change in volume resulted in a $16.2 million decrease in net sales, respectively.
-
Specialty egg

sales increased

$238.5 million,

or 51.6%,

for the

thirty-nine weeks

ended February

25, 2023

compared
to the

same period of

fiscal 2022,

primarily due

to a 24.7%

increase in

the prices

for specialty

eggs.

Additionally,

the
volume

of specialty

dozens

sold

increased

21.6%

compared

to

the

same

prior

year

period,

mainly

due

to

the higher
conventional egg prices.

Changes in specialty

egg prices resulted

in a $138.7 million

increase in net sales

and changes
in volume resulted in a $99.7 million increase,

respectively.

Egg products net sales
Third Quarter – Fiscal 2023

vs. Fiscal 2022
-
Egg products

net sales

increased $19.8

million, or

155.6%, for

the third

quarter of

fiscal 2023

compared to

the same
period of

fiscal 2022,

primarily due

to a

142.8% selling

price increase,

which had

a $19.2

million positive

impact on
net sales.
-
Our egg products net average selling price increased in the third quarter of fiscal 2023, compared to the third quarter of
fiscal 2022 as the supply of shell eggs

used to produce egg products decreased

due to the HPAI

outbreak that started in
February 2022.

Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
-
Egg products

net sales

increased $54.8

million or

163.4%, primarily

due to

a 153.8%

selling price

increase compared
to the first thirty-nine weeks of fiscal 2022, which had a $53.5 million positive impact on net sales.
-
Our egg products net average selling price increased

in the thirty-nine weeks ended February 25, 2023

compared to the
same

period

in

fiscal

2022

as

the

supply

of

shell

eggs

used

to

produce

egg

products

decreased

due

to

the

HPAI
outbreak that started in February 2022.
COST OF SALES
Costs of sales

for the

third quarter of

fiscal 2023

were $534.5 million

compared to $385.9

million for the

same period of

fiscal
2022. Cost of

sales for the

thirty-nine weeks

ended February 25,

2023 were $1,459.2

million compared

to $1,042.2 million

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
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022
%
Change February 25, 2023 February 26, 2022
%
Change
Cost of Sales:
Farm production $ 280,384 $ 239,389 17.1% $ 823,043 $ 668,855 23.1%
Processing, packaging,
and warehouse 87,037 77,116 12.9 252,093 211,649 19.1
Egg purchases and other
(including change in
inventory) 135,003 59,135 128.3 301,274 133,968 124.9
Total shell eggs 502,424 375,640 33.8 1,376,410 1,014,472 35.7
Egg products 32,043 10,263 212.2 82,762 27,749 198.3
Total $ 534,467 $ 385,903 38.5% $ 1,459,172 $ 1,042,221 40.0%
Farm production costs
(per dozen produced)
Feed $ 0.679 $ 0.562 20.8% $ 0.677 $ 0.546 24.0%
Other $ 0.399 $ 0.350 14.0% $ 0.388 $ 0.350 10.9%
Total $ 1.078 $ 0.912 18.2% $ 1.065 $ 0.896 18.9%
Outside egg purchases
(average cost per dozen) $ 3.72 $ 1.75 112.6% $ 3.20 $ 1.57 103.8%
Dozens produced 263,174 264,433 (0.5) % 782,186 757,677 3.2%
Percent produced to sold 90.3% 91.9% (1.7) % 91.9% 93.3% (1.5) %
Farm Production
Third Quarter – Fiscal 2023

vs. Fiscal 2022
-
Feed

costs

per

dozen

produced

increased

20.8%

in

the

third

quarter

of

fiscal

2023

compared

to

the

third

quarter

of
fiscal 2022.

This increase was

primarily due

to increased

prices for corn,

our primary feed

ingredient.

Basis levels for
corn and soybean meal ran significantly higher in our area of operations compared to our prior year third fiscal quarter,
adding to our expense.
-
For the third

quarter of fiscal

2023, the average

daily CBOT

market price was

$6.67 per bushel

for corn and

$473 per
ton of soybean

meal, representing increases

of 8.8% and

14.8%, respectively,

as compared to the

average daily CBOT
prices for the third quarter of fiscal 2022.

-
Other

farm

production

costs

increased

due

to

higher

facility

and

flock

amortization.

Facility

costs

increased

due
primarily

to

increased

labor

costs.

Labor

costs

increased

36%

due

to

increased

use

of

contract

labor

and

increased
wages raised in response to labor shortages.
-
Flock amortization

increased primarily

from higher

feed costs,

which began

to rise

in our

third quarter

of fiscal

2021
due to

increased feed

ingredient prices

discussed above,

and which

remained high

in the

third quarter

of fiscal

2023.
Feed

costs

are

capitalized

in

our

flocks

during

pullet

production

and

increased

our

amortization

expense.

We

also
experienced higher amortization costs from an increase in our cage-free production, which has higher capitalized costs.
Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
-
Feed

costs

per

dozen

produced

increased

24.0%

in

the

thirty-nine

weeks

ended

February

25,

2023

compared

to

the
same period

of fiscal

2022, primarily

due to higher

feed ingredient prices

.

Basis levels for

corn and soybean

meal ran
significantly higher in our area of operations compared to our prior year third fiscal quarter, adding to our expense.
-
Other

farm

production

costs

increased

due

to

higher

facility

and

flock

amortization.

Facility

costs

increased

due
primarily

to

increased

labor

costs.

Labor

costs

increased

28%

due

to

increased

use

of

contract

labor

and

increased
wages raised in response to labor shortages.

Index

-
Flock amortization increa

sed primarily from

higher capitalized feed

costs as well as

higher amortization

costs from an
increase in our cage-free production.
Supplies of corn and

soybean remained tight relative to

demand in the third quarter

of fiscal 2023,

as evidenced by a low stock-
to-use ratio for corn,

as a result of

weather-related shortfalls in

production and yields, ongoing

supply chain disruptions and

the
Russia-Ukraine

war

and

its

impact

on

the

export

markets.

For

fiscal

2023,

we

expect

continued

corn

and

soybean

upward
pricing pressures and further market volatility to affect

feed costs.

Processing, packaging, and warehouse
Third Quarter – Fiscal 2023

vs. Fiscal 2022
-
Cost of

packaging materials

increased 10.9%

compared to

the third

quarter of

fiscal 2022

due to

rising inflation

and
labor costs.
-
Labor costs increased 14.2%

due to wage increases and increased use of contract labor in response to labor shortages

.
Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
-
Cost of packaging materials

increased 15.5%

compared to the thirty-nine

weeks ended February 26, 2022

due to rising
inflation and labor costs.
-
Labor costs

increased 13.7%

due to

wage increases

in response

to labor

shortages, primarily

due to

the pandemic

and
its effects.
-
Dozens

processed

increased

3.2%

compared

to

the

thirty-nine

weeks

ended

February

26,

2022,

which

resulted

in

a
$7.3 million increase in costs.
Egg purchases and other (including change in inventory)
Third Quarter – Fiscal 2023

vs. Fiscal 2022
-
Costs in this

category increased

primarily due to

higher egg prices

as well as

an increase in

the volume of

outside egg
purchases, causing the percentage of produced to sold to decrease to 90.3%

from 91.9%.
Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
-
Costs in this

category increased

primarily due to

higher egg prices

as well as

an increase in

the volume of

outside egg
purchases, as our percentage of produced to sold decreased to 91.9% from 93.3%.
GROSS PROFIT

Gross

profit

for

the

third

quarter

of

fiscal

2023

was

$463.0

million

compared

to

$91.6

million

for

the

same

period

of

fiscal
2022.

The increase

of $371.4

million was

primarily due

to higher

egg prices

as well

as the

increased volume

of specialty

eggs
sold, partially offset

by the increased cost of

feed ingredients and processing,

packaging and warehouse costs

and the decreased
volume of conventional egg sales.
Gross profit

for

the thirty-nine

weeks ended

February

25, 2023

was $998.4

million

compared

to $142.0

million

for the

same
period of fiscal

2022. The increase

of $856.4 million

was primarily due

to higher egg

prices as well as

the increased volume

of
specialty eggs sold, partially offset by the increased

cost of feed ingredients and processing, packaging and warehouse costs and the decreased volume of conventional egg sales.

Index

SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

("SGA")

expenses

include

costs

of

marketing,

distribution,

accounting

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks

Ended
February 25, 2023 February 26, 2022 $ Change % Change
Specialty egg expense $ 15,689 $ 17,318 $ (1,629) (9.4) %
Delivery expense 19,453 16,440 3,013 18.3%
Payroll, taxes and benefits 14,325 11,398 2,927 25.7%
Stock compensation expense 1,059 1,007 52 5.2%
Other expenses 7,963 6,523 1,440 22.1%
Total $ 58,489 $ 52,686 $ 5,803 11.0%
Third Quarter – Fiscal 2023

vs. Fiscal 2022
Specialty egg expense
-
Specialty

egg

expense

decreased

primarily

due

to

a

significant

reduction

in

advertising

costs.

The

higher

prices

for
conventional eggs and the comparatively lower prices for specialty eggs diminished the need to promote specialty eggs
in the third quarter of fiscal 2023.
Delivery expense
-
The

increased

delivery

expense

is

primarily

due

to

an

increase

in

contract

trucking

expenses

of

approximately

$2.0
million in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022.
Payroll, taxes and benefits expense
-
The

increase

in payroll,

taxes and

benefits

expense

is due

to

an

increase

in

the accrual

for

anticipated

performance-
based bonuses.
Other expense
-
The increase in other expense is primarily due to inflationary pressure increasing costs.
Thirty-nine Weeks Ended
February 25, 2023 February 26, 2022
$ Change % Change
Specialty egg expense $ 43,429 $ 45,295 $ (1,866) (4.1) %
Delivery expense 57,544 44,771 12,773 28.5%
Payroll, taxes and benefits 39,139 32,640 6,499 19.9%
Stock compensation expense 3,071 2,983 88 3.0%
Other expenses 26,865 21,302 5,563 26.1%
Total $ 170,048 $ 146,991 $ 23,057 15.7%
Thirty-nine weeks – Fiscal 2023 vs. Fiscal 2022
Specialty egg expense
-
Specialty egg

expense, which includes

franchise fees, advertising

and promotion

costs, generally

aligns with specialty
egg

volumes,

which

were

up

21.6%

for

fiscal

2023

compared

to

fiscal

2022.

However,

our

specialty

egg

expense
decreased by

4.1%, primarily

due to

a significant

reduction in

advertising expense

as well

as increased

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

an increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking.

Compared

to

fiscal

2022,

contract

trucking

and

labor

expenses

increased

approximately

$9.2

million

for
fiscal 2023.
Payroll, taxes and benefits expense
-
The

increase

in

payroll,

taxes

and

benefits

expense

is

primarily

due

to

an

increase

in

the

accrual

for

anticipated
performance-based bonuses and increased wages for all employees due to the inflationary market.
Other expenses
-
The increase in other expense is primarily due to increased

legal expenses of approximately $3.6 million.
OPERATING

INCOME (LOSS)
For the

third quarter

of fiscal

2023, we

recorded operating

income of

$407.8 million

compared to

$39.6 million

for the

same
period of fiscal 2022.
For the thirty-nine

weeks ended February

25, 2023, we

recorded operating

income of $831.5

million compared

to an operating
loss of $2.2 million for the same period of fiscal 2022.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the

third quarter

of fiscal

2023,

we earned

$6.3 million

of interest

income compared

to $205

thousand for

the same

period
of

fiscal

2022.

The

increase

resulted

from

significantly

higher

investment

balances

and

higher

interest

rates.

The

Company
recorded interest expense of

$143 thousand and

$126 thousand for the

third quarters ended February

25, 2023 and February

26,
2022,

respectively.
For the

thirty-nine weeks

ended February

25, 2023,

we earned

$9.4 million

of interest

income compared

to $702

thousand for
the

same

period of

fiscal

2022.

The

increase

resulted

from significantly

higher

investment

balances

and higher

interest rates.
The

Company

recorded

interest

expense

of

$433

thousand

and

$262

thousand

for

the

thirty-nine

weeks

ended

February

25,
2023 and February 26, 2022, respectively.
Other, net for the

third quarter ended February 25, 2023

was an expense of $1.5 million

compared to income of $1.1 million

for
the

same

period

of

fiscal

2022.

The

majority

of

the

decrease

is

due

to

a

$2

million

impairment

of

an

investment

in

an
unconsolidated entity in the third quarter of fiscal 2023.
Other,

net for

the thirty-nine

weeks ended

February

25, 2023

was an

expense

of $205

thousand

compared

to income

of $8.2
million for the same

period of fiscal 2022. The majority

of the decrease is due

to our acquisition in fiscal 2022

of the remaining
50% membership

interest in

Red River

Valley

Egg Farm,

LLC (“Red

River”) as

we recognized

a $4.5

million gain

due to

the
remeasurement

of

our

equity

investment,

along

with

the

$1.4

million

payment

received

in

fiscal

2022

related

to

review

and
adjustment

of

our

various

marketing

agreements.

Additionally,

the

Company

recorded

a

$2

million

impairment

of

an
investment in an unconsolidated entity in the third quarter of fiscal 2023.
INCOME TAXES
For the third

quarter of fiscal

2023, pre-tax income

was $424.9 million

compared to $53.0

million for the

same period of

fiscal
2022. We

recorded income tax expense of $102.1

million for the third quarter of fiscal

2023, which reflects an effective

tax rate
of 24.0%.

Income tax

expense was $13.6

million for

the comparable

period of fiscal

2022, which

reflects an effective

tax rate
of 25.6%.

For the thirty-nine

weeks ended February

25, 2023, pre-tax income

was $852.6 million

compared to $19.7 million

for the same
period of

fiscal 2022.

We

recorded income

tax expense

of $206.4

million, which

reflects an

effective

tax rate

of 24.2%.

We
recorded an income tax benefit of $2.9 million

in the prior year period, which includes the discrete

tax benefit of $8.3 million in
connection with the Red River

acquisition.

Excluding the discrete tax benefit, income

tax expense for the comparable period

of
fiscal 2022 was $5.3 million with an adjusted effective tax

rate of 27.3%.

Index

Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the third

quarter ended

February 25,

2023,

was $323.2

million, or

$6.64
per basic

and $6.62

per diluted

common share,

compared to

net income

attributable to

Cal-Maine Foods,

Inc. of

$39.5 million
or $0.81 per basic and diluted common share for the same period of fiscal

2022.
Net

income

attributable

to

Cal-Maine

Foods,

Inc.

for

the thirty-nine

weeks

ended February

25,

2023,

was $647.1

million,

or
$13.31 per basic and $13.25 per diluted share, compared

to net income attributable to Cal-Maine Foods, Inc.

of $22.6 million or
$0.46 per basic and diluted share for the same period of fiscal 2022.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working capital

at February 25,

2023 was $880.3 million,

compared to $476.8

million at May 28,

2022. The calculation

of
working

capital

is defined

as current

assets less

current

liabilities. Our

current

ratio

was 3.8

at February

25, 2023,

compared
with 3.6 at May 28, 2022. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the

thirty-nine weeks

ended February

25, 2023,

$706.5 million

in net

cash was

provided by

operating activities,

compared
to

$20.8

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2022.

The

increase

in

cash

flow

from
operating

activities

resulted

primarily

from

higher

selling

prices

for

conventional

and

specialty

eggs

as

well

as

increased
volume of

specialty egg

sales, partially

offset by

increased costs of

feed ingredients

and processing,

packaging and

warehouse
costs compared to the prior-year period.
Cash Flows from Investing Activities
We

continue

to invest

in our

facilities,

with

$86.2

million used

to purchase

property,

plant and

equipment

for

the

thirty-nine
weeks

ended

February

25,

2023,

compared

to

$49.2

million

in

the

same

period

of

fiscal

2022.

Purchases

of

investment
securities

were

$442.6

million

in

the

third

quarter

of

fiscal

2023,

compared

to

$47.1

million

in

fiscal

2022.

The

increase

in
purchases of

investment securities

is primarily

due to

the utilization

of increased

liquidity resulting

from increased

cash flows
provided by operating activities noted above.

During the thirty-nine weeks ended February 26,

2022, we acquired the remaining
50% membership interest in Red River for $48.5 million.
Cash Flows from Financing Activities
We paid dividends

of $144.6 million for the thirty-nine weeks ended February 25, 2023.
As of February 25, 2023, cash increased $162.5 million since May 28,

2022, compared to a decrease of $41.8 million during the
same period of fiscal 2022.
Credit Facility
We

had no long-term

debt outstanding at

February 25, 2023

or May 28,

2022. On November

15, 2021, we

entered into a credit
agreement

that

provides

for

a

senior

secured

revolving

credit facility

(the

“Credit

Facility”),

in

an

initial

aggregate

principal
amount

of

up

to

$250

million

with

a

five-year

term.

As

of

February

25,

2023,

no

amounts

were

borrowed

under

the

Credit
Facility. We

have $4.1 million

in outstanding standby

letters of credit issued

under our Credit

Facility for the

benefit of certain
insurance companies. Refer

to Part II Item

8, Notes to

the Financial Statements,

Note 10 –

Credit Facility included

in our 2022
Annual Report for further information regarding our long-term debt.

Index

Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition

toward their

announced timelines

for cage-free

egg sales.

The following

table presents

material construction
projects approved as of February 25, 2023 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of February
25, 2023
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2024 42,591 4,830 37,761
Cage-Free Layer & Pullet Houses Fiscal 2025 40,099 26,350 13,749
Cage-Free Layer & Pullet Houses Fiscal 2026 38,883 15,894 22,989
Cage-Free Layer & Pullet Houses Fiscal 2027 56,923 13,617 43,306
$ 178,496 $ 60,691 $ 117,805
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

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2022 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirty-nine weeks ended February 25, 2023 from
the information provided in Part II Item 7A Quantitative and Qualitative Disclosures About

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of February 25, 2023 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was

no change

in our

internal control

over financial

reporting that

occurred during

the quarter

ended February

25, 2023
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

There have been no material changes in the risk factors previously disclosed in the

Company’s 2022 Annual

Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our third quarter 2023 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
11/27/22 to 12/24/22 — $ — — —
12/25/22 to 01/21/23 (29,344) 54.10 — —
01/22/23 to 02/25/23 — — — —
(29,344) $ 54.10 — —
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

March 28, 2023
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

March 28, 2023 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿