Form 10-K
period 2023-06-03
CAL-MAINE FOODS INC
filed 2023-07-25
CIK 16160

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-K

☑
ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For The Fiscal Year

Ended
June 3, 2023

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

at November 25,

2022, which

was the

date of

the last

business day

of the

registrant’s

most recently

completed second

fiscal
quarter, was $
2,435,832,883
.
As of

July 25,

2023,
44,184,049

shares of

the registrant’s

Common Stock,

$0.01 par value,

and
4,800,000

shares of

the registrant’s

Class A
Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED

BY REFERENCE
The information called

for by Part

III of this Form

10-K is incorporated

herein by reference

from the registrant’s

Definitive Proxy Statement
for its 2023

annual meeting of

stockholders which will be

filed pursuant to

Regulation 14A not later

than 120 days

after the end

of the fiscal
year covered by this report.

TABLE OF CONTENTS
Item

Page
Number

Part I

FORWARD -LOOKING STATEMENTS
1.
Business
3
1A.
Risk Factors
12
1B.
Unresolved Staff Comments
19
2.
Properties
20
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
66
Signatures
67

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

forward-
looking statements are identified

by the use

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

began

in

response

to

market

conditions

caused

in

part

by

the

COVID-19

pandemic

and

which

generally

have

been
exacerbated by

the Russia-Ukraine

War

that began in

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
The Company has one reportable

operating segment, which is the production,

grading, packaging, marketing and distribution

of
shell eggs. Our integrated

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

June 3, 2023 consisted of approximately

41.2 million layers and 10.8
million pullets and breeders.
Many of our customers rely

on us to provide most of

their shell egg needs, including

specialty and conventional eggs.

Specialty
eggs encompass

a broad

range of

products. We

classify cage-free,

organic,

brown, free-range,

pasture-raised

and nutritionally
enhanced

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

believe that

an important

competitive advantage

for Cal-Maine

Foods is our

ability to meet

our customers’

evolving needs
with a

favorable product

mix of

conventional and

specialty eggs,

including cage-free,

organic and

other specialty

offerings, as
well

as egg

products.

We

have

also

enhanced

our efforts

to provide

free-range

and pasture

-raised

eggs that

meet

consumers’
evolving choice preferences.

While a small

part of our

current business,

the free-range and

pasture-raised eggs

we produce and
sell represent

attractive

offerings

to a

subset of

consumers, and

therefore

our customers,

and

help us

continue

to serve

as the
trusted provider of quality food choices.
Throughout the Company’s history,

we have acquired other companies in our industry. Since 1989 through our fiscal year ended
June 3, 2023,

we have completed

23 acquisitions ranging

in size from

160 thousand layers to

7.5 million layers. Most

recently,
effective on May 30, 2021, the Company acquired

the remaining 50% membership interest in Red River Valley

Egg Farm, LLC
(“Red River”), which owns and operates a specialty shell egg production complex that includes 1.7 million cage-free hens. For a further

description

of

this

transaction,

refer

to

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial

Statements,
Note 2 –
Acquisition
. We are also focused on additional ways to enhance our product mix and support new opportunities in the restaurant, institutional and

commercial food

preparation area.

Beginning in fiscal

2022, we have

invested approximately

$32.3 million in
Meadowcreek Foods,

LLC (“Meadowcreek”),

an egg

products operation

focused on

offering

hard-cooked eggs.

In addition

to
growth through

acquisitions, we

have also

grown by

making substantial

investments in

our business,

primarily to

increase our
cage-free production capacity.
When

we

use

“we,”

“us,”

“our,”

or

the

“Company”

in

this

report,

we

mean

Cal-Maine

Foods,

Inc.

and

our

consolidated
subsidiaries,

unless

otherwise

indicated

or

the

context

otherwise

requires.

The

Company’s

fiscal

year-end

is

on

the

Saturday
closest to May

31. Our

fiscal year

2023 and

fourth quarter ended

June 3, 2023,

included 53 weeks

and 14

weeks, respectively.
The first three fiscal quarters of fiscal 2023 ended August 27, 2022,

November 26, 2022, and February 25, 2023, all included 13
weeks.

All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

Industry Background
According to the U.S.

Department of Agriculture (“USDA”) Agricultural

Marketing Service, in 2022 approximately

71% of table
eggs produced in the U.S.

were sold as shell

eggs, with 56.6% sold through food

at home outlets such

as grocery and convenience
stores, 12.4% sold to

food-away-from home channels such

as restaurants and 1.7% exported.

The USDA estimated that in

2022
approximately 29.6%

of eggs

produced in

the U.S.

were sold

as egg

products (shell

eggs broken

and sold

in liquid,

frozen, or
dried

form)

to

institutions

(e.g.

companies

producing

baked

goods).

For

information

about

egg

producers

in

the

U.S.,

see
“Competition” below.

Our

industry

has

been

greatly

impacted

by

the

outbreaks

of

highly

pathogenic

avian

influenza

(“HPAI”),

first

detected

in
commercial flocks in

the U.S. in

February 2022 and

continuing during our

fiscal 2023. For

additional information regarding HPAI
and its impact

on our industry

and business, see
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
.
Given

historical

consumption

trends,

we believe

that general

demand

for

eggs in

the U.S.

increases basically

in line

with the
overall

U.S.

population

growth;

however,

specific

events

can

impact

egg

supply

and

consumption

in

a

particular

period,

as
occurred with the 2015 HPAI outbreak,

the COVID-19 pandemic (particularly during 2020), and the most recent HPAI outbreak
starting in

early 2022.

According to

the USDA’s

Economic Research

Service, estimated

annual per

capita consumption

in the
United States between 2018

and 2022 varied, ranging from 279 to 292 eggs. In calendar year 2022,

per capita U.S. consumption
was estimated to

be 279 eggs,

or approximately 5.4

eggs per

person per week.

According to

the USDA,

the decline in

consumption
was primarily

due to limited

availability caused

by the outbreak

of HPAI.

As of July

18, 2023,

the USDA projects

that the

per
capita consumption

will increase

in calendar

year 2023

and 2024

to 282.6

and 292.7,

respectively.

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

in the U.S.

and outbreaks of

agricultural diseases such

as HPAI.

While we use

several different pricing mechanisms
in pricing

agreements with

our customers,

we believe

the majority

of conventional

shell eggs

sold in

the U.S.

in the

retail and
foodservice channels

are sold

at prices

that take

into account,

in varying

ways, independently

quoted wholesale

market prices,
such as those published

by Urner Barry Publications,

Inc. (“UB”) for shell

eggs, however, grain-based and cost

plus arrangements
are being

utilized in

the food

service channel

and some

western markets.

We

sell the

majority of

our conventional

shell eggs
based on formulas that take into account, in varying ways, independently quoted regional wholesale market prices for shell eggs

Urner Barry Egg Index: Southeast Region, White Large Shell
Egg price per dozen by fiscal year
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$-
$ per dozen
Q1
Q2
Q3
Q4
FY21
FY22
FY23
Five-year average

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

shell egg prices

rose during

the fourth quarter

of fiscal 2022

and first three
quarters of fiscal

2023, due

to the reduced

supply related

to the HPAI

outbreak first

detected in

commercial flocks

in February
2022,

steady shell egg demand

and higher production costs. Conventional shell

egg prices continued to rise

into the fourth quarter
of fiscal 2023 followed by a substantial decline,

as demand for shell eggs began to decrease in line

with typical seasonal variance
and as

supply increased

due to

the repopulating

of HPAI

-affected

layer flocks.

The actual

prices that

we realize

on any

given
transaction will not necessarily equal quoted market prices because of the individualized terms that we negotiate with individual
customers which are influenced by many factors. Depending on market conditions, input costs and individualized

contract terms,
the price we receive

per dozen eggs in any

given transaction may be

more than or less than

our farm production and

other costs
per dozen.
Specialty eggs

are typically

sold at

prices and

terms negotiated

directly with

customers. Historically,

prices for

specialty eggs
have

experienced

less

volatility

than

prices

for

conventional

shell

eggs

and

have

generally

been

higher

due

to

customer

and
consumer willingness to pay more for specialty eggs. However, throughout most of fiscal 2023 conventional egg prices exceeded
specialty egg prices. Conventional

egg prices generally respond

more quickly to market conditions

because we sell the majority
of our conventional

shell eggs based on

formulas that adjust periodically

and take into account,

in varying ways, independently
quoted regional wholesale market prices for shell eggs or

formulas related to our costs of

production. Because the majority of our
specialty eggs

are typically

sold at prices

and terms negotiated

directly with

customers, specialty

egg prices

do not fluctuate

as
much as conventional pricing.
Feed Costs for Shell Egg Production
Feed is a primary cost component in

the production of shell eggs and

represented 63.1% of our fiscal 2023 farm

production costs.
We

routinely fill

our storage

bins during

harvest season

when prices

for feed

ingredients, primarily

corn and

to a

lesser extent
soybean meal,

are generally

lower.

To

ensure continued

availability of

feed ingredients,

we may

enter into

contracts for

future
purchases

of

corn

and

soybean meal,

and

as part

of these

contracts,

we

may

lock-in

the basis

portion

of our

grain

purchases
several months in advance.

Basis is the difference between the local cash price for grain and the applicable futures price. A basis

Chicago Board of Trade: Observed fiscal period average daily prices
$650
$550
$450
$350
$250
Soybean meal $ / ton
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
Corn $ / bushel
1Q FY19
2Q FY19
3Q FY19
4Q FY19
1Q FY20
2Q FY20
3Q FY20
4Q FY20
1Q FY21
2Q FY21
3Q FY21
4Q FY21
1Q FY22
2Q FY22
3Q FY22
4Q FY22
1Q FY23
2Q FY23
3Q FY23
4Q FY23
Soybean meal
Corn

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
the vast

majority of

our own

feed at

our feed

mills located

near our

production plants.

Our annual

feed requirements

for fiscal
2023 were 2.0 million tons of finished

feed, of which we manufactured 1.9 million

tons. We currently

have the capacity to store
182 thousand tons of corn and soybean meal, and we replenish these stores as needed throughout the year.
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
Shell Egg Production
Our percentage of dozens produced to sold

was 92.3%

of our total shell eggs sold in fiscal 2023,

with 91.8% of such production
coming from company-owned facilities,

and 8.2% from contract

producers. Under a

typical arrangement with

a contract producer,
we

own

the

flock,

furnish

all feed

and

critical

supplies,

own

the

shell

eggs

produced

and

assume

market

risks.

The contract
producers own and operate their facilities and are paid a fee based on production with incentives for performance.

The commercial production of shell eggs requires a source of baby chicks for laying flock replacement. We hatch the majority of our chicks in

our own breeder

farms and hatcheries

in a

computer-controlled environment and obtain

the balance from

commercial
sources. The chicks are grown in our own pullet farms and are placed into the laying flock once they reach maturity.

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

processing

facility.

The

in-line

facilities

also

produce

a

higher
percentage of USDA Grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to our
processing plants

to be graded

and packaged.

Because shell eggs

are perishable,

we do not

maintain large

egg inventories. Our
egg

inventory

averaged

six

days

of

sales

during

fiscal

2023.

We

believe

our

constant

focus

on

production

efficiencies

and
automation throughout the supply chain enable us to be a low-cost supplier in our markets.
We

are proud

to have

created and

upheld

what we

believe is

a leading

poultry

Animal Welfare

Program

(“AWP”).

We

have
aligned our AWP with

regulatory, veterinary

and our third-party certifying bodies’ guidance to govern welfare of animals in our
direct care, our contract farmers’ care and our farmer-suppliers’

care. We continually

review our program to monitor and evolve
standards that guide how we hatch chicks, rear pullets and nurture breeder and layer hens. At each stage of

our animals’ lives, we
are dedicated to providing welfare conditions aligned

to our commitment to the principles of the internationally

recognized
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

(“FDA”)

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
Specialty Eggs
We

are

one

of

the

largest

producers

and

marketers

of

value-added

specialty

shell

eggs

in

the

U.S.,

which

continues

to

be

a
significant and growing segment

of the market.

We classify cage-free, organic, brown, free-range, pasture-raised and nutritionally
enhanced as specialty eggs for accounting and

reporting purposes. Specialty eggs are intended to

meet the demands of consumers
sensitive to environmental, health and/or animal welfare issues and to comply with state requirements for cage-free eggs.

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
California,

Massachusetts, and Colorado, which collectively represent approximately 16% of the total estimated

U.S. population
have cage-free legislation in effect currently.

In May 2023, the U.S. Supreme Court upheld as

constitutional California’s law that
requires the sale of

only cage-free eggs

in that state and

regardless of the state

in which the eggs

are produced. Although

we do
not sell the majority of our eggs in these ten states, these state laws have impacted egg production practices nationally.
A significant number of our customers previously announced goals to offer cage-free eggs exclusively on or before 2026, subject
in most cases to availability of supply,

affordability and consumer demand, among other contingencies. Some of these customers have recently

changed those

goals to

offer 70%

cage-free eggs

by the

end of

2030. Our

customers typically

do not

commit to
long-term purchases

of specific quantities

or types of

eggs with us,

and as a

result, it is

difficult to

accurately predict

customer
requirements for cage-free eggs. We are focused on adjusting our cage-free production capacity with a goal of meeting the future needs of our customers in light of changing

state requirements and our customer’s

goals. As always, we strive to offer a product
mix that aligns with current and anticipated customer purchase decisions. We are engaging with our customers to help them meet their announced goals and needs. We have invested significant capital in recent years to acquire and construct

cage-free facilities,
and we expect our focus for future expansion will continue

to include cage-free facilities. Our volume of cage-free egg sales has continued to increase and account for a larger share of our product mix. Cage-free sales represented approximately 20.1% of our total net

shell sales

for

fiscal

year

2023.

At the

same time,

we understand

the importance

of our

continued

ability to

provide
conventional eggs in order to provide our customers with a variety of egg choices and to address hunger in our communities.

We are a member of the Eggland’s

Best, Inc. cooperative (“EB”) and produce, market, distribute and sell
Egg-Land’s

Best®

and
Land O’

Lakes®

branded eggs

under license

from EB at

our facilities under

EB guidelines.
Land O’

Lakes®

branded eggs

are
produced by hens that are fed a

whole-grain vegetarian diet. Our
Farmhouse Eggs
® brand eggs are produced at our

facilities by
cage-free hens

that are

provided with

a vegetarian

diet. We

market organic,

vegetarian and

omega-3 eggs

under our
4-Grain®
brand, which

consists of

conventional and

cage-free eggs.

We

also produce,

market and

distribute private

label specialty

shell
eggs to several customers.
Egg Products

Egg products are shell eggs broken

and sold in liquid, frozen, or

dried form. We

sell liquid and frozen egg products

primarily to
the institutional, foodservice and food manufacturing sectors in the U.S. Our egg products are primarily sold through our wholly
owned subsidiaries American Egg Products, LLC located in Georgia and Texas Egg Products, LLC located

in Texas.
During March 2023,

MeadowCreek Food,

LLC (“Meadowcreek”),

a majority-owned subsidiary,

began operations with

a focus
on being a

leading provider of

hard-cooked eggs. We

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
2023 2022 2021
Revenue Volume Revenue Volume Revenue Volume
Conventional Eggs 65.2% 65.3% 59.8% 69.0% 56.8% 73.2%
Specialty Eggs
Egg-Land’s Best® 14.7% 16.6% 19.2% 15.9% 20.9% 13.5%
Other Specialty Eggs 15.7% 18.1% 17.3% 15.1% 19.1% 13.3%
Total Specialty Eggs 30.4% 34.7% 36.5% 31.0% 40.0% 26.8%
Egg Products 3.9% 3.4% 2.7%
Marketing and Distribution
In fiscal 2023, we sold our shell eggs in 38 states through

the southwestern, southeastern, mid-western and mid-Atlantic regions of the U.S.

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
We

are a member

of the Eggland’s

Best, Inc. cooperative

and produce, market,

distribute and

sell
Egg-Land’s

Best®

and
Land
O’ Lakes®

branded eggs directly and through

our joint ventures, Specialty

Eggs, LLC and Southwest

Specialty Eggs, LLC, under
exclusive

license

agreements

in

Alabama,

Arizona,

Florida,

Georgia,

Louisiana,

Mississippi

and

Texas,

and

in

portions

of
Arkansas, California,

Nevada, North

Carolina,

Oklahoma and

South Carolina.

We

also have

an exclusive

license in New

York
City in addition

to exclusivity in

select New York

metropolitan areas, including

areas within New

Jersey and Pennsylvania.

As
discussed above under “Specialty Eggs,” we also sell our own Farmhouse

Eggs® and 4Grain® branded eggs.

During

2022,

the

Company

joined

in

the

formation

of

a

new

egg

farmer

cooperative

in

the

western

United

States.

ProEgg,
Inc.(“ProEgg”) is comprised

of leading egg production

companies, including Cal-Maine

Foods, servicing retail and

foodservice
shell egg customers in 13 western states. ProEgg is a producer-owned cooperative organized under the Capper-Volstead

Act.

The Company’s

top priority in joining

as a member of

ProEgg is serving

our valued customers in

this important market

region.
Our

membership

in

ProEgg

is

expected

to

provide

benefits

for

its

customers,

including

supply

chain

stability

and

enhanced
reliability. Initially,

Cal-Maine Foods’ customer relationships and customer support are expected to remain the same. We expect
that starting January

1, 2024, each

producer member

will sell through

ProEgg the

shell eggs it

produces for

sale in the

western
states covered by the cooperative. Customers will

have a single point of

contact for their shell egg

purchases, as ProEgg will have
a dedicated team to market and sell the members’ combined egg production in the region.
Customers
Our top

three customers

accounted for

an aggregate of

50.1%, 45.9%

and 48.6% of

net sales dollars

for fiscal 2023

,

2022, and
2021,

respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

34.2%, 29.5%

and 29.8%

of net
sales dollars for fiscal 2023, 2022 and 2021, respectively.

In fiscal 2023,

approximately 85.3% of

our revenue related

to sales to retail

customers, 10.8% to

sales to foodservice

providers
and 3.9%

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

2022 and 2021.

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

discussed under the heading

“Egg Products” above, is

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

will also

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

Agency (“EPA

”), Occupational

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
California,

Massachusetts, and Colorado, which collectively represent approximately 16% of the total estimated

U.S. population
have cage-free legislation in effect currently.

In May 2023, the U.S. Supreme Court upheld as

constitutional California’s law that
requires the sale of only cage-free eggs in that state and regardless of the state in which the eggs are produced.
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
Human Capital Resources

As of June 3, 2023, we had 2,976 employees, of whom 2,305 worked in egg production, processing,

and marketing, 207 worked
in

feed

mill operations

and 464, including

our

executive officers,

were

administrative

employees. Approximately

5.4% of

our
personnel

are

part-time, and we

utilize

temporary

employment

agencies

and

independent

contractors

to

augment

our
staffing needs when necessary. For fiscal 2023, the average monthly full-time equivalent for contingent workers was

1,349. None
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

of Ethics and

Business
Conduct

and in our
Human Rights Statement .

Health and Safety

Our top priority is the

health and safety of our

employees, who continue to produce

high-quality,

affordable egg choices for

our
customers and contribute to

a stable food

supply. Our enterprise safety committee

comprises two corporate safety managers,

eight
area compliance managers

(three specifically for

worker health

and safety),

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
to

help

protect

the health

and well-being

of

our

colleagues and

people

in our

value

chain,

we

require

that any

contractors

or
vendors

acknowledge

and

agree

to

comply

with

the

guidelines

governed

by

our

Safety

and

Health

Program.

At

each

of

our
locations, our general managers are expected to

uphold and implement our Safety and Health Program in alignment with OSHA
requirements. We

believe that

this program,

which is reviewed

annually by

our senior management

team, contributes

to strong
safety outcomes. As part of our

Safety and Health Program, we conduct multi-lingual training that covers topics such as slip-and-
fall avoidance, respiratory protection, prevention of

hazardous communication of chemicals, the

proper use of personal

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

year 2023

our recordable incident rates

decreased by 29% compared to

fiscal 2022.

Diversity, Equity and Inclusion

Our

culture seeks

to

embrace the

diversity

and

inclusion

of

all

our

team

members.

This

culture is driven

by

our

board

and
executive management team. Our board comprises seven members, four of whom are independent. Women comprise 29% of our
board and 14% of our

board members identify as a

racial or ethnic

minority. As

of June 3, 2023,

our total workforce comprised
29% women and 53%

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
focus

on

equitable

treatment

extends

to

recruitment,

employment

applications,

hiring,

placement,

job

assignments,

career
development, training, remuneration,

benefits, discharge

and other matters

tied to terms and

conditions of employment.

We

are
committed

to

offering

our

colleagues

opportunities

commensurate

with

our

operational

needs,

their

experiences,

goals

and
contributions.

Recruitment, Development and Retention

We

believe

in compensating

our

colleagues

with

fair

and competitive wages, in

addition

to offering
competitive benefits. Approximately 76% of our employees

are paid at hourly rates, which are all paid at rates above

the federal
minimum

wage

requirement.

We

offer

our

full-time

eligible

employees

a

range

of

benefits,

including

company-paid

life
insurance. The Company provides a comprehensive self-insured health plan and pays approximately 84% of the costs of the plan for

participating

employees

and

their

families

as

of

December

31,

2022. Recent

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

After
one

year

of

employment, full-time employees

who

meet

eligibility

requirements may

elect

to participate

in

our
KSOP retirement plan,

which

offers

a

range

of

investment

alternatives

and

includes

many positive features,

such

as
automatic enrollment with scheduled

automatic contribution

increases and loan

provisions. Regardless of

the
employees’ elections

to contribute

to

the

KSOP,

the

Company contributes shares

of Company

stock or

cash

equivalent

to 3%
of participants’ eligible compensation for each pay period that hours are worked.

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

years. Our agricultural practices
continue to evolve as we continue to strive to meet the need for nutritious, affordable foods to feed a growing population even as we exercise responsible

natural resource stewardship. We plan to publish our most recent sustainability report on or around early
August 2023, which

will be available

on our website.

Information contained

on our website is

not a part

of this report

on Form
10-K.

Our Corporate Information
We

maintain

a

website

at

www.calmainefoods.com

where

general

information

about

our

business

and

corporate

governance
matters is

available. The

information contained

in our

website is

not a

part of

this report.

Our Annual

Reports on

Form 10-K,
Quarterly Reports on

Form 10-Q, Current Reports

on Form 8-K, proxy

statements, and all amendments

to those reports filed

or
furnished pursuant

to Section

13(a) or

15(d) of

the Exchange

Act are

available, free

of charge,

through our

website as

soon as
reasonably

practicable

after

we

file

them

with,

or

furnish

them

to,

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

above in
Part I. Item 1. Business – Seasonality
, seasonal fluctuations

impact shell

egg prices. Therefore,

comparisons
of

our

sales

and

operating

results

between

different

quarters

within

a

single

fiscal

year

are

not

necessarily

meaningful
comparisons.
A decline in consumer demand for shell eggs can negatively impact our business.
We believe the

increase in meals prepared at home due

to concerns and restrictions during the initial outbreak

of the COVID-19
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
Feed costs are the largest element of our shell

egg (farm) production cost, ranging from 55%

to 63% of total farm production cost
in the last five fiscal years.

Although feed ingredients, primarily corn and soybean

meal, are available from a

number of sources, we do not

have control over
the prices

of the

ingredients we

purchase, which

are affected

by weather,

various global

and U.S.

supply and

demand factors,
transportation

and storage

costs, speculators,

and

agricultural, energy

and trade

policies in

the U.S.

and

internationally.

More
recently,

the Russia-Ukraine

War

has had

a negative

impact on

the worldwide

supply of grain,

including corn,

putting upward
pressure on

prices. We

saw increasing

prices for

corn and

soybean meal

for fiscal

years 2022

and 2023

as a

result of

weather-
related shortfalls

in production

and yields, ongoing

supply chain disruptions

and the Russia-Ukraine

War

and its impact

on the
export markets.

Our costs for

corn and

soybean meal are

also affected

by local basis

prices. Factors that

can affect

basis levels
include transportation

and storage costs. We

saw basis levels

increase in our

areas of operation

during fiscal 2023

as a result of
higher transportation and storage costs, resulting in higher farm production costs during the year.
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

has impacted the

industry.

Prior to 2022, there

was another significant

HPAI
outbreak in the U.S. impacting poultry during 2015. There have been no positive tests for HPAI at any Cal-Maine Foods’ owned
or contracted facility as

of July 25,

2023. The Company maintains

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

“Prevention

of

Salmonella

Enteritidis

in

Shell

Eggs

During

Production,

Storage,

and
Transportation,” and

the FDA’s

Food Safety Modernization Act. Shipment

of contaminated products, even

if inadvertent, could
result in a

violation of law and

lead to increased

risk of exposure

to product liability

claims, product recalls

and scrutiny by federal
and

state

regulatory

agencies.

We

have

little,

if

any,

control

over

proper

handling

once

the

product

has

been

shipped

or
delivered. In

addition,

products

purchased

from

other

producers

could

contain

contaminants

that

might

be

inadvertently
redistributed by us. As such, we might decide or be required to recall a product if we, our customers

or regulators believe it poses
a potential

health risk.

Any product

recall could

result in

a loss

of consumer

confidence in

our products,

adversely affect

our
reputation

with existing

and potential

customers and

have a

material adverse

effect

on our

business, results

of operations

and
financial condition. We

currently maintain insurance

with respect to certain of

these risks, including product

liability insurance,
business interruption insurance and general liability

insurance, but in many cases such insurance is expensive,

difficult to obtain
and no assurance can

be given that such insurance

can be maintained in

the future on acceptable

terms, or in sufficient

amounts
to protect us against losses due to any such events, or at all.
Our profitability

may be adversely

impacted by

increases in other

input costs such

as packaging materials

and delivery
expenses, including as a result of inflation.
In addition to feed ingredient costs, other significant input costs include costs of packaging materials and delivery expenses. Our costs of packing materials increased

during fiscal 2023 and 2022

due to rising inflation and labor

costs, and during 2022 also as
a

result

of

supply

chain

constraints

initially

caused

by

the

pandemic,

and

these

costs

may

continue

to

increase.

We

also

experienced increases in delivery expenses during fiscal 2023 and 2022 due to increases in fuel and labor costs for both our fleet and contract

trucking, and

these costs

may continue

to increase.

Increases in

these costs

are largely

outside of

our control

and
have an adverse effect on our profitability and cash flow.
BUSINESS AND OPERATIONAL

RISK FACTORS
Global

or

regional

health

crises including

pandemics

or

epidemics

could

have

an

adverse impact

on

our

business and
operations.
The

effects

of

global

or

regional

pandemics

or

epidemics

can

significantly

impact

our

operations.

Although

demand

for

our
products could

increase as

a result

of restrictions

such as

travel bans

and restrictions,

quarantines, shelter-in-place

orders, and
business and government shutdowns,

which can prompt more

consumers to eat at home,

these restrictions could also significantly
increase our cost of doing business

due to labor shortages, supply-chain disruptions, increased costs and decreased availability of packaging supplies, and increased

medical and other costs.

We experienced these impacts as a

result of the COVID-19

pandemic,
primarily during our fiscal

years 2020 and 2021.

The pandemic recovery also

contributed to increasing inflation

and interest rates,
which persist and

may continue

to persist. The

impacts of health

crises are difficult

to predict and

depend on numerous

factors
including

the

severity,

length and

geographic

scope

of

the outbreak,

resurgences

of

the disease

and

variants,

availability

and
acceptance of vaccines, and

governmental, business and individuals’

responses.

A resurgence of

COVID-19 and/or variants, or
any future major public health crisis, would disrupt our

business and could have a material adverse effect on

our financial results.
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

additional debt. Our ability to

access
any additional

capital that

may be

needed for

an acquisition

may be

adversely impacted

by higher

interest rates

and economic
uncertainty.
Our largest customers have accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by,

one or more of our large customers.
Our customers, such as supermarkets, warehouse clubs

and food distributors, have continued to consolidate and consolidation is
expected to continue. These consolidations have

produced larger customers and potential customers with

increased buying power
who are more

capable of operating

with reduced inventories,

opposing price increases,

and demanding lower

pricing, increased

promotional programs and specifically tailored products. Because of these trends,

our volume growth could slow or we

may need
to lower prices or increase promotional spending for our products, any of which could adversely affect our financial results.

Our top

three customers

accounted for

an aggregate of

50.1%, 45.9%

and 48.6% of

net sales dollars

for fiscal 202

3, 2022,

and
2021, respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

34.2%, 29.5%

and 29.8%

of net
sales dollars

for fiscal

2023, 2022,

and 2021,

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
The efficient operation of our business depends on our

information technology systems, which we rely on to effectively manage our business data, communications, logistics, accounting, regulatory and other business processes. If we do not allocate and
effectively manage the resources necessary to build

and sustain an appropriate technology environment, our business, reputation, or financial results could be negatively impacted. In addition, our information technology systems may be
vulnerable to damage or interruption from circumstances beyond our control,

including systems failures, natural disasters,
terrorist attacks, viruses, ransomware, security breaches or cyber incidents. Cyber-attacks are becoming more sophisticated and are increasing in the number of attempts and frequency by groups and individuals with a wide range of motives. We

have
experienced and expect to continue to experience attempted cyber-attacks of our information technology systems or networks.

A security breach

of

sensitive

information

could

result

in

damage

to

our

reputation

and

our

relations

with

our

customers

or
employees. Any such damage or interruption could have a material adverse effect on our business.

Technology

and business and regulatory requirements continue to change rapidly.

Failure to update or replace legacy systems to
address

these

changes

could

result

in

increased

costs,

including

remediation

costs,

system

downtime,

third

party

litigation,
regulatory actions or cyber security vulnerabilities which could have a material adverse effect on our business.
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

response to labor shortages.

In fiscal 2023,

labor wages continued to

rise due to

increasing inflation
and low unemployment.

Accordingly, any significant labor shortages or increases

in our labor costs

could have a material

adverse
effect on our results of operations.
We are controlled by the family of our late founder, Fred

R. Adams, Jr., and Adolphus B. Baker,

Chairman of our Board
of Directors,

controls the vote of 100% of our outstanding Class A Common Stock.
Fred R. Adams,

Jr., our

Founder and Chairman Emeritus

died on March 29,

2020. Mr.

Adams’ son-in-law,

Adolphus B. Baker,
Chairman

of

our

board

of

directors,

Mr.

Baker’s

spouse

and

her

three

sisters

(Mr.

Adams’

four

daughters)

(collectively,

the
“Family”)

beneficially

own,

directly

or

indirectly

through

related

entities,

100%

of

our

outstanding

Class

A

Common

Stock
(which has

10 votes

per share),

controlling approximately

52.1% of

our total

voting power.

Such persons

also have

additional
voting power

due to

beneficial ownership

of our

Common Stock

(which has

one vote

per share),

directly or

indirectly through
related entities, resulting in family voting control of approximately 53.8% of our total voting power.

Mr. Baker controls the vote
of 100% of our outstanding Class A Common Stock.
We understand that the Family

intends

to retain ownership

of a

sufficient amount of our

Common Stock and

our Class A

Common
Stock to assure continued ownership of more than 50% of the voting power of our outstanding shares of capital stock. As a result
of

this ownership,

the

Family has

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

Family.

Such

ownership

will

make

an
unsolicited acquisition of our Company more difficult and discourage certain types of transactions involving a change of control
of our Company, including

transactions in which the holders of our Common Stock might otherwise receive a premium for their shares over then current market prices.

The Family’s controlling

ownership of our capital stock may adversely

affect the market
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

The Family holds
approximately 1.4 million shares of Common Stock (the “Subject Shares”) that are subject to an Agreement Regarding Common
Stock

(the

“Agreement”)

filed

as

an

exhibit

to

this

report.

The

Subject

Shares

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

June 3,

2023,
there were

44,184,048 shares

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

The standards promoted

by these groups

change over time,

but typically

require minimum

cage space

for hens,
among other requirements, and some

of these groups have led successful

legislative efforts to ban

any form of caged housing

in
various states.

As

discussed

in
Part I. Item 1. Business - Government Regulation
,

ten

states

have

passed

minimum

space

and/or

cage-free
requirements

for

hens,

and

other

states are

considering

such requirements.

In

addition,

in recent

years,

many

large

restaurant
chains,

foodservice

companies

and

grocery

chains,

including

our

largest

customers,

announced

goals

to

transition

to

an
exclusively cage-free

egg supply

chain by specified

future dates.

A significant

number of

our customers

previously announced
goals to offer cage-free eggs exclusively on or before 2026, in most cases subject to available supply, affordability and consumer demand,

among other contingencies.

Some of these customers have recently changed those goals to offer 70% cage-free eggs by the end of 2030. While we

anticipate that our retail and foodservice customers will

continue to transition to selling cage-free eggs
given public

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
resulted and

will continue

to result

in additional

costs, including

capital and

operating cost

increases. The

USDA reported

that
the estimated

U.S. cage-free

flock was

121.6 million hens as

of June

30, 2023,

which is approximately

38.3% of

the total U.S.
table

egg

layer

hen

population.

According

to

the

USDA

Agricultural

Marketing

Service,

as of

May

2023

approximately

221
million hens,

or about

70.5% of

the U.S.

non-organic

laying flock

would have

to be

in cage-free

production by

2026 to

meet
projected demand

from the

retailers, foodservice

providers and

food

manufacturers that

have made

goals to

transition to

cage-
free eggs.

In response

to our

customers’ announced

goals and

increased legal

requirements for

cage-free eggs,

we have

increased capital
expenditures

to

increase

our

cage-free

production

capacity.

We

are

also

enhancing

our

focus

on

cage-free

capacity

when
considering

acquisition opportunities.

Our customers

typically do

not commit

to long-term

purchases of

specific quantities

or
type of eggs

with us, and

as a result,

we cannot predict

with any certainty

which types of

eggs they will

require us to

supply in
future

periods.

The

production

of

cage-free

eggs

is

more

costly

than

the

production

of

conventional

eggs,

and

these

higher
production costs contribute

to the prices

of cage-free eggs,

which historically have

typically been higher

than conventional egg
prices. Many consumers prefer to buy less expensive conventional shell eggs. These consumer preferences may in turn influence our customers’ future needs for

cage-free and conventional eggs.

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
soybean meal,

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
soil-stressed regions.

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
Part I. Item 3. Legal Proceedings

below

and

Part

II.

Item

8.

Notes

to

the
Consolidated Financial

Statements,
Note 16 – Commitments and Contingencies
.

Such lawsuits are

expensive to

defend, divert
management’s

attention, and

may

result in

significant

adverse judgments

or settlements. Legal

proceedings

may expose

us to
negative publicity,

which could adversely affect our business reputation and customer preference for our products and brands.
FINANCIAL AND ECONOMIC RISK FACTORS
Weak

or unstable

economic

conditions, including

continued

higher inflation

and rising

interest

rates,

could negatively
impact our business.
Weak

or unstable

economic conditions,

including continued

higher inflation

and rising

interest rates,

may adversely

affect our
business by:
●
Limiting our access to capital markets or increasing the cost of capital we may need to grow our business;

●
Changing consumer spending and habits and demand for eggs, particularly higher-priced eggs;

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
According

to

the

U.S.

Bureau

of

Labor

Statistics,

from

May

2021

to

May

2022,

the

Consumer

Price Index for

All

Urban
Consumers (“CPI-U”) increased

8.5 percent, the largest

12-month increase since

the period ending December

1981. The CPI-U
increased 4.1% from May 2022 to May 2023. Inflationary costs have increased our input costs, and if we are unable to pass these
costs through to the customer it could have an adverse effect on our business.
We

hold

significant

cash balances

in deposit

accounts with

deposits in

excess of

the amounts

insured by

the Federal

Deposit
Insurance Corporation (“FDIC”). In

the event of

a bank failure

at an institution

where we maintain

deposits in excess

of the FDIC-
insured amount, we may lose such excess deposits.
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

2023, we

had $44.0 million

of goodwill. While

we believe

the current

carrying
value of this goodwill is not impaired, future goodwill impairment charges could adversely affect our results of operations in any particular period and our net worth.
Events beyond our control such as extreme

weather and natural disasters could negatively impact our business.

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
ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.

ITEM 2.

PROPERTIES
The table below provides summary information about

the primary operational facilities we use

in our business as of June

3, 2023.
Type Quantity

(a)
Owned Leased Production Capacity Location
Breeding Facilities 3 3 — House up to 255,000 hens GA, MS
Distribution Centers 6 6 — NA FL, GA, NC, TX
Feed Mills 25 24 1 Production capacity of 859 tons
of feed per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TN, TX, UT
Hatcheries 2 1 1 Hatch up to 407,600 chicks per
week
FL, MS
Processing and
Packaging
43 43 — Approximately 587,700 dozen
shell eggs per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Pullet Facilities 29 29 — Grow 27.1 million pullets
annually
AR, FL, GA, KS, KY,

MS, SC,
TX, UT
Shell Egg Production 42 42 — House up to 46.6 million layers
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Egg Products Processing
Facilities
3 3 — Production capacity of 43,140
lbs. per hour
GA, TX, MO
(a) Does not include idled facilities.
We

also

have

ongoing

construction

projects

to

further

expand

the

Company’s

cage-free

egg

production

capabilities.

These
projects

include

expanding

our cage-free

egg production

at existing

farms or

converting

conventional

housing

with cage-free
production.

These

projects

will

phase

into

production

through

fiscal

2027.

For

additional

information,

see
Part II. Item 7.
Management’s Discussion and Analysis – Results of Operations – Liquidity and Capital Resources
.
As

of

June

3,

2023,

we

owned

approximately

28.0

thousand

acres

of

land.

There

are

no

material

mortgages

or

liens

on

our
properties.

ITEM 3.

LEGAL PROCEEDINGS
Refer to the description of certain legal proceedings pending against us under Part II. Item

8. Notes to the Consolidated Financial
Statements,
Note 16 – Commitments and Contingencies
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

All outstanding

Class A

shares are

owned by

a limited

liability company

of which

Adolphus Baker,

our Chairman,

is the

sole
managing member and will be

voted at the direction of

Mr. Baker. At July 14, 2023, there were approximately 319 record holders
of our Common Stock

and approximately 73,626

beneficial owners whose shares

were held by nominees

or broker dealers. For
additional information

about our

capital structure,

see
Note 11 - Equity

in Part

II. Item

8. Notes

to the

Consolidated Financial
Statements.
Dividends

Cal-Maine has a

variable dividend policy

adopted by its

Board of Directors.

Pursuant to the

policy,

Cal-Maine pays

a dividend
to shareholders of

its Common Stock and

Class A Common

Stock on a quarterly

basis for each quarter

for which the Company
reports net

income attributable

to Cal-Maine

Foods, Inc.

computed in

accordance with

GAAP in

an amount

equal to

one-third

Comparison of 5 Year Cumulative Total Return
$185
$165
$145
$125
$105
$85
$65
$45
$25
6/1/2018
5/31/2019
5/29/2020
5/28/2021
5/27/2022
6/1/2023
Cal-Maine Foods, Inc.
Russell 2000 Total Return
S&P Comp 1500 Food Products Industry Index

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
which

a

dividend

was

paid. Under

the

Company's

Credit

Facility,

dividends

are

restricted

to

the

amount

permitted

under

the
Company’s

current dividend policy,

and may not

be paid if

a default exists

or will arise

after giving effect

to the dividend

or if
the sum of

cash and cash

equivalents of

the Company and

its subsidiaries plus

availability under

the Credit Facility

equals less
than $50 million.

Stock Performance Graph

The

Company

utilized

the

(i)

Russell

2000

Total

Return,

and

(ii)

S&P

Composite

1500

Food

Products

Industry

Index

to
benchmark the

Company’s

total shareholder

return. The

Company is a

member of

each of these

indexes and

believes the other
companies

included

in

these

indexes

provide

products

and

services

similar

to

Cal-Maine

Foods.

The

graph

presents

total
shareholder return and assumes $100 was invested on June 1, 2018 in the stock or index and dividends were reinvested.

June 1, 2018 May 31, 2019 May 29, 2020 May 28, 2021 May 27, 2022 June 3, 2023
Cal-Maine Foods, Inc. $ 100.00 $ 80.69 $ 97.12 $ 76.16 $ 105.31 $ 114.38
Russell 2000 Total Return 100.00 90.16 87.06 143.27 120.53 118.75
S&P Composite 1500 Food
Products Industry Index 100.00 105.74 116.41 144.80 155.14 163.85

Issuer Purchases of Equity Securities
The following table is a summary of our fourth quarter 2023 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
2/26/23 to 3/25/23 — $ — — —
3/26/23 to 4/22/23 10,551 48.62 — —
4/23/23 to 6/03/23 — — — —
10,551 $ 48.62 — —
(1)
As permitted under

our Amended and

Restated 2012

Omnibus Long-Term

Incentive Plan,

these shares were

withheld
by us to satisfy tax withholding

obligations for employees in connection with the vesting of restricted common stock.
Recent Sales of Unregistered Securities
No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 3, 2023.
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
approved by shareholders — $ — 294,140
Equity compensation plans not
approved by shareholders — — —
Total — $ — 294,140
(a)

There were

no outstanding options,

warrants or

rights as of

June 3, 2023.

There were 941,593

shares of restricted
stock outstanding under our Amended and Restated 2012 Omnibus Long-Term

Incentive Plan as of June 3, 2023.
(b)

There were no outstanding options, warrants or rights as of June 3, 202

3.
(c)

Reflects shares

available for

future issuance

as of

June 3,

2023 under

our Amended

and Restated

2012 Omnibus
Long-Term Incentive

Plan.

For

additional

information,

see
Note 14 – Stock Compensation Plans

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
Our

fiscal

year

end

is

the

Saturday

closest

to

May 31.

The

fiscal

year

2023

and

2022

included

53

weeks

and

52

weeks,
respectively.

The Company,

which

is headquartered

in Ridgeland,

Mississippi, is

the largest

producer and

distributor

of fresh
shell eggs in the United States

(“U.S”). In fiscal 2023, we sold approximately 1,147.4 million dozen shell eggs, which we believe
represented

approximately

21% of

domestic shell

egg consumptio

n. Our

total flock

as of

June 3,

2023

of approximately

41.2
million layers and 10.8 million pullets and breeders is the largest in the

U.S. We sell most of

our shell eggs to a diverse group of
customers, including

national and

regional grocery

store chains,

club stores,

companies servicing

independent supermarkets

in
the U.S., food

service distributors, and

egg product consumers

in states across

the southwestern, southeastern,

mid-western and
mid-Atlantic regions of the U.S.
The Company has one reportable

operating segment, which is the production,

grading, packaging, marketing and distribution

of
shell eggs. Many of our customers rely on us to provide most of their shell egg needs, including specialty and conventional eggs.
Specialty

eggs

represent

a

broad

range

of

products. We

classify

cage-free,

organic,

brown,

free-range,

pasture-raised

and
nutritionally enhanced

as specialty eggs for

accounting and reporting

purposes. We

classify all other

shell eggs as conventional
eggs.

While

we

report

separate

sales

information

for

these

types

of

eggs,

there

are

a

number

of

cost

factors

which

are

not
specifically

available

for

conventional

or

specialty

eggs due

to

the

nature

of egg

production.

We

manage

our

operations

and
allocate resources to these

types of eggs on a consolidated

basis based on the demands

of our customers. For further

description
of our business, refer to
Part I. Item I. Business
.
HPAI
Since the first detection in

a U.S. commercial flock in

February 2022, outbreaks of highly

pathogenic avian influenza

(“HPAI”)
continued

to occur

in U.S.

poultry flocks

throughout calendar

year 2022

and, less

frequently,

in calendar

year 2023,

which is
more than twice the length of time

of the last HPAI outbreak in 2014-2015. HPAI affected more than 58 million birds in 47 states
and

resulted

in

the

depopulation

of

43.3

million

commercial

layer

hens

and

1.0

million

pullets

leading

to

higher

prices

for
conventional

shell eggs

beginning in

the fourth

quarter of

fiscal 2022

and continuing

through the

third quarter

of fiscal

2023.
Though the virus is still present, due to seasonal migratory patterns of wild birds (which serve as carriers for the disease) the rate of outbreaks has substantially

decreased and the last

occurrence in a commercial

egg laying flock was in

December 2022.

The
USDA

attributes

this,

in

large

part,

to

improved

biosecurity

measures

by

the

commercial

poultry

industry.

The

industry

and
USDA have devoted

significant resources to

attempt to prevent

future outbreaks. With

the spring wild

bird migration complete
in the U.S., focus is on the fall migration season.
We

believe the

HPAI

outbreak will

continue to

impact the overall

supply of

eggs until the

layer hen

flock is

fully replenished.
The egg industry typically experiences lower sales during the summer. The layer hen flock five-year average from 2020-2022 for the month of June is 321.5 million hens. According to the USDA the U.S.

flock consisted of 317.4 million layers producing table
or

market

type

eggs as

of

July

1,

2023,

which

is 0.9%

below

the

five-year

average

and

reflects

efforts

by

U.S.

producers

to
repopulate their flocks. As the layer flock began to recover in the fourth quarter of fiscal 2023, prices for conventional shell eggs decreased

from

previous

highs.

There

have

been

no

positive

tests

for

HPAI

at

any

Cal-Maine

Foods’

owned

or

contracted
production facility as of July

25, 2023. While no farm

is immune from HPAI,

we believe we have implemented

and continue to
maintain robust biosecurity programs across our locations. We are also working closely with federal, state and local government officials

and focused

industry groups

to mitigate

the risk

of this

and future

outbreaks and

effectively

manage our

response, if
needed.

Executive Overview of Results – Fiscal Years

Ended June 3, 2023, May 28, 2022 and May 29, 2021
Fiscal Years

Ended
June 3, 2023 May 28, 2022 May 29, 2021
Net sales (in thousands) $ 3,146,217 $ 1,777,159 $ 1,348,987
Gross profit (in thousands) $ 1,196,457 $ 337,059 $ 160,661
Net income attributable to Cal-Maine Foods, Inc. $ 758,024 $ 132,650 $ 2,060
Net income per share attributable to Cal-Maine Foods, Inc.
Basic $ 15.58 $ 2.73 $ 0.04
Diluted $ 15.52 $ 2.72 $ 0.04
Net average shell egg price (a) $ 2.622 $ 1.579 $ 1.217
Average UB Southeast

Region - Shell Eggs - White Large

$ 3.115 $ 1.712 $ 1.155
Feed costs per dozen produced $ 0.676 $ 0.571 $ 0.446
(a) The net average

shell egg selling price

is the blended price

for all sizes and

grades of shell eggs,

including non-graded
shell egg sales, breaking stock and undergrades.
For fiscal

2022, net

sales increased

to $1.8

billion, gross

profit to

$337.1 million

and net income

to $132.7

million from

fiscal
2021 net sales of

$1.3 billion, gross profit

of $160.7 million and

net income of $2.1

million. The increases resulted primarily

from
higher selling prices for

conventional eggs as well as an

increased volume of specialty

eggs sold, partially offset

by a decline in
the

volume

of

conventional

eggs

sold.

Gross

profit

and

net

income

increases

were

partially

offset

by

increased

cost

of

feed
ingredients and increased processing

costs. Consumer demand maintained

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

For

fiscal

2022,

we

believe

prices

for

conventional

eggs

were

positively

impacted

by

a

better

alignment

of

the

size

of

the
conventional

production

layer

hen

flock

and

customer

and

consumer

demand

through

the

first

three

fiscal

quarters

of

2022.
Conventional egg

prices further

increased in

the fourth

quarter of

fiscal 2022

primarily due

to decreased

supply caused

by the
HPAI

outbreak

compounded

with

good

customer

demand.

Throughout

fiscal

2022

the

hen

numbers

reported

by

the

USDA
remained below the five-year average.

For fiscal

2023, net

sales increased

to $3.1

billion, gross

profit to

$1.2 billion

and net

income to

$758.0 million.

The increases
primarily resulted

from significantly

higher average

egg selling

prices, primarily

due to

the reduction

in egg

supply caused

by
HPAI

and

higher

grain

and

other

input

costs,

as

some

of

our

egg

sales

prices

are

based

on

formulas

related

to

our

costs

of
production. Gross

profit and

net income

increases were

partially offset

by the

increased cost

of feed

ingredients and

increased
processing, packaging

and warehouse costs.

The impact of

HPAI

continued throughout

the first three

quarters of fiscal

2023 as
prices continued to increase. For the

first three quarters of fiscal

2023, the average UB southeastern large index

price was 138.8%
higher

than

the

average

price

of

the

first

three

quarters

in

fiscal

2022.

For

the

fourth

quarter

of

fiscal

2023

the

average

UB
southeastern large index price decreased 13.8% to $2.163

from the same period in the

prior year as the egg supply

improved from
the effects

of HPAI.

Conventional egg

selling prices

declined significantly

during the

latter part

of the

fourth quarter

of fiscal
2023.
Our dozens sold

increased by 5.9%

for fiscal 2023

compared to fiscal

2022, primarily due

to an increase

in specialty egg

sales.
According to

Information Resources,

Inc. (“IRI”),

for the

52 weeks

ended June

4, 2023,

which approximately

aligns with

our
fiscal year 2023, conventional egg dozens sold in the U.S. at multi-retail outlets decreased 9.3%, while specialty egg dozens sold increased 9.9%

versus the

prior-year comparable

period. Our

conventional eggs

dozens sold

increased 0.2%

and specialty

egg
dozens sold increased 18.6% as compared to fiscal 2022, with most of the increase due to an increase in cage-free eggs sold.
Our feed costs

per dozen produced

increased to $0.676

in fiscal 2023,

compared to $0.571

in fiscal 2022.

For fiscal year

2023,
the average Chicago

Board of Trade

(“CBOT”) daily market

price was $6.57

per bushel for

corn and $450

per ton for

soybean
meal,

representing

increases

of

4.1%

and

14.7%,

respectively,

compared

to

the

daily

average

CBOT

prices

for

fiscal

2022.
Supplies

of corn and soybean meal remained tight

relative to demand in throughout fiscal 2023,

as evidenced by a low stock-to-
use ratio

for corn,

as a

result of

weather-related

shortfalls in

production

and yields,

ongoing supply

chain disruptions

and

the
Russia-Ukraine War

and its

impact on

the export

markets. Basis

levels for

corn and

soybean meal,

which impact

our costs for

these feed ingredients, ran significantly higher in fiscal 2023 in our areas of operation compared to our prior year fiscal year as a result of higher transportation and storage costs, adding to our expense.
RESULTS

OF OPERATIONS
The following table sets forth, for the

fiscal years indicated, certain items from our Consolidated

Statements of Income expressed
as a percentage of net sales.
Fiscal Year

Ended
June 3, 2023 May 28, 2022
Net sales 100.0% 100.0%
Cost of sales 62.0% 81.0%
Gross profit 38.0% 19.0%
Selling, general and administrative 7.4% 11.2%
Gain on insurance recoveries (0.1) % (0.3) %
(Gain) loss on disposal of fixed assets — % — %
Operating income 30.7% 8.1%
Total other income 1.0% 1.3%
Income before income taxes 31.7% 9.4%
Income tax expense 7.7% 1.9%
Net income 24.0% 7.5%
Less:

Net loss attributable to noncontrolling interest
— % — %
Net income attributable to Cal-Maine Foods, Inc. 24.0% 7.5%

Fiscal Year

Ended June 3, 2023 Compared to Fiscal Year

Ended May 28, 2022
NET SALES
Total net sales for fiscal

2023

were $3.1 billion compared to $1.8 billion for fiscal 2022.
Net shell egg sales represented 96.1% and 96.6% of total net sales for the fiscal year 2023

and 2022, respectively. Shell egg sales
classified as “Other” represent sales of miscellaneous byproducts and resale products included with our shell egg operations. The
table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
June 03, 2023 May 28, 2022
Total net sales $ 3,146,217 $ 1,777,159
Conventional $ 2,051,961 67.9% $ 1,061,995 61.8%
Specialty 956,993 31.6% 648,838 37.8%
Egg sales, net 3,008,954 99.5% 1,710,833 99.6%
Other 14,993 0.5% 6,322 0.4%
Net shell egg sales $ 3,023,947 100.0% $ 1,717,155 100.0%
Dozens sold:
Conventional 749,076 65.3% 747,914 69.0%
Specialty 398,297 34.7% 335,875 31.0%
Total dozens sold 1,147,373 100.0% 1,083,789 100.0%
Net average selling price per dozen:
Conventional $ 2.739 $ 1.420
Specialty $ 2.403 $ 1.932
All shell eggs $ 2.622 $ 1.579
Egg products sales:

Egg products net sales $ 122,270 $ 60,004
Pounds sold 70,035 63,968
Net average selling price per pound $ 1.746 $ 0.938
Shell egg net sales
-
For

fiscal

2023,

shell

egg

net

sales

increased

$1.3

billion,

primarily

due

to

higher

net

average

selling

prices

for
conventional eggs, and to a lesser extent specialty eggs.
-
For fiscal 202

3, conventional

egg sales increased

$990.0 million,

or 93.2%, compared

to fiscal 2022,

primarily due

to
the increase in

conventional egg

prices. Changes

in price resulted

in a $988.0

million increase and

changes

in volume
resulted in a $1.7 million increase in net sales.
-
Conventional egg prices increased in the first three quarters of fiscal 2023 primarily due to decreased supply

caused by
the HPAI outbreak, discussed above. Conventional egg prices decreased substantially in the fourth

quarter of fiscal 2023
compared to average

fiscal 2023 levels, due

to an increased supply

of conventional eggs

caused by the repopulating

of
layer

flocks

in

response

to

the

impact

of

HPAI

and

typical

seasonal

decreases

in

demand.

Conventional

egg

prices
exceeded

specialty

egg

prices

during

fiscal

2022

and

for

the

first

three

quarters

of

fiscal

2023,

which

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
-
Specialty egg sales

increased $308.2 million, or

47.5%, for fiscal

2023

compared to fiscal

2022, primarily due

to a 24.4%
increase in specialty egg

prices and a 18.6% increase

in the volume of

specialty dozens sold. Changes

in price resulted
in a $187.6

million increase and

change in volume

resulted in a

$120.6 million increase

in net sales,

respectively.

Our

specialty egg sales also benefitted from our additional

cage-free production capacity.

Cage-free revenue for fiscal 2023
was 20.2% of total revenue, compared to 22.3% for fiscal 2022.
-
Net average selling

prices of specialty eggs

increased by agreements with

our customers in response

to rising feed and
other input costs as well as lower supply availability due to HPAI.
-
Demand for specialty

eggs increased during

the first three

quarters of fiscal

2023 as conventional

egg prices rose.

Our
sales volume benefited versus the prior-year period, through use of our higher cage-free production capacity.
Egg products net sales
- Egg products net sales increased $62.3 million or 103.8%, primarily due to an 86.1% selling price increase compared to fiscal 2022, which had a $56.6 million positive impact on net sales.
-
Our egg products net average selling

price increased in fiscal 2023, compared

to fiscal 2022 as the supply of shell

eggs
used to produce egg products decreased due to the HPAI

outbreak that started in February 2022.
COST OF SALES
Cost of sales for fiscal 2023

were $1.9 billion compared to $1.4 billion for fiscal 2022.
Cost of

sales consists

of

costs directly

related

to producing,

processing

and

packing

shell eggs,

purchases

of

shell

eggs from
outside sources,

processing and

packing of

liquid and

frozen egg

products and

other non-egg

costs. Farm production

costs are
those

costs incurred

at the

egg production

facility,

including feed,

facility,

hen amortization

and other

related farm

production
costs.
The following table presents the key variables affecting our cost of sales (in thousands,

except cost per dozen data):
Fiscal Year

Ended
June 03, 2023 May 28, 2022 % Change
Cost of Sales:
Farm production $ 1,118,741 $ 927,806 20.6%
Processing, packaging, and warehouse 342,836 289,056 18.6
Egg purchases and other (including change in inventory) 379,777 172,034 120.8
Total shell eggs 1,841,354 1,388,896 32.6
Egg products 108,406 51,204 111.7
Total $ 1,949,760 $ 1,440,100 35.4%
Farm production costs (per dozen produced)
Feed $ 0.676 $ 0.571 18.4%
Other $ 0.396 $ 0.352 12.5%
Total $ 1.072 $ 0.923 16.1%
Outside egg purchases (average cost per dozen) $ 3.02 $ 1.72 75.6%
Dozens produced 1,058,540 1,022,327 3.5%
Percent produced to sold 92.3% 94.3% (2.1) %
Farm Production
-
Feed costs

per dozen

produced increased

18.4% in

fiscal 2023

compared to

fiscal 2022,

primarily due

to higher

feed
ingredient prices. Basis levels for corn and soybean meal

ran significantly higher in our areas of operation

compared to
our prior fiscal year due to higher transportation and storage costs, adding to our expense.
- For fiscal 2023, the average daily CBOT market price was $6.57 per bushel for corn and $450 per ton of soybean meal, representing increases of 4.1% and 14.7%, respectively,

as compared to the average daily CBOT prices for fiscal 2022.

-
Other farm production

costs increased due

to higher

facility and

flock amortization.

Facility costs

increased due primarily
to increased labor costs. Labor costs increased 29.6%

due to increased use of contract labor and increased wages

raised
in response to labor shortages.
-
Flock amortization increased

primarily from higher

capitalized feed costs

as well as higher

amortization costs from

an
increase in our cage-free production.
Supplies of corn and soybean remained tight relative to demand throughout fiscal 2023, as evidenced by a low stock-to-use ratio
for

corn,

as

a

result

of

weather-related

shortfalls

in

production

and

yields,

ongoing

supply

chain

disruptions

and

the

Russia-
Ukraine

War

and

its

impact

on

the

export

markets.

For

fiscal

2024,

we

expect

continued

corn

and

soybean

upward

pricing
pressures and further market volatility to affect feed costs.
Processing, packaging, and warehouse
-
Cost of packaging materials increased 18.6% compared to

fiscal 2022

as costs increased due to rising

inflation and labor
costs.
-
Labor costs increased 13.6% due to wage increases instituted in response to labor shortages and rising inflation.
-
Dozens processed increased 3.6% compared to fiscal 2022, which resulted in an $11.2 million increase in costs.
Egg purchases and other (including change in inventory)
-
Costs in this category increased

120.8% compared to fiscal 2022

primarily due to the

increase in egg prices. The

average
price

of outside

egg

purchases

increased

75.6%

per

dozen compared

to

fiscal

2022.

Additionally,

our

percentage

of
produced to

sold decreased

to 92.3%

in fiscal

2023 from

94.3% in

fiscal 2022

as we

increased our

volume of

outside
egg purchases in order to meet customer demand.
GROSS PROFIT
Gross profit,

as a percentage

of net sales,

was 38.0%

for fiscal 2023

,

compared to 19.0%

for fiscal 2022.

The increase resulted
primarily from higher selling prices for conventional eggs as well as the increased volume of specialty eggs sold, partially offset
by the increased cost of feed ingredients and processing, packaging and warehouse costs.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

marketing,

distribution,

accounting,

and

corporate
overhead. SG&A expenses increased

$33.6 million to $232.2

million in fiscal 2023.

The following table presents

an analysis of
our SGA expenses (in thousands):
Fiscal Year

Ended
June 03, 2023 May 28, 2022 $ Change % Change
Specialty egg expense $ 57,758 $ 59,830 $ (2,072) (3.5) %
Delivery expense 77,548 62,677 14,871 23.7%
Payroll, taxes and benefits 57,830 43,954 13,876 31.6%
Stock compensation expense 4,205 4,063 142 3.5%
Other expenses 34,866 28,107 6,759 24.0%
Total $ 232,207 $ 198,631 $ 33,576 16.9%
Specialty egg expense
-
Specialty egg

expense, which

includes franchise

fees, advertising

and promotion

costs generally

tracks with

specialty
egg

volumes,

which

were

up

18.6%

for

fiscal

2023

compared

to

fiscal

2022.

However,

our

specialty

egg

expense
decreased 3.5%,

primarily due

to a

significant reduction

in advertising

costs. The

higher prices

for conventional

eggs
and

the

comparatively

lower prices

for

specialty eggs

diminished

the need

to promote

specialty eggs

in fiscal

2023.
However, we anticipate that the need to promote specialty eggs will increase in fiscal 2024 as the market recovers from
the effects of HPAI.

Delivery expense
-
The increased

delivery expense

is primarily

due to

the increase

in fuel

and labor

costs for

both our

fleet and

contract
trucking. Compared to fiscal

2022, contract trucking and

labor expenses increased

approximately $10.2 million for

fiscal
2023.
Payroll, taxes and benefits expense
-
The

increase

in

payroll,

taxes

and

benefits

expense

is

primarily

due

to

an

increase

in

the

accrual

for

anticipated
performance-based bonuses.
Other expenses
-
The increase in other

expenses is due to

increased legal expenses of

approximately $3.6 million

as well as inflationary
pressure increasing costs.
OPERATING

INCOME (LOSS)
As a result of the above, our operating income was $967.7 million for fiscal 2023

,

compared to $143.5 million for fiscal 2022.
OTHER INCOME (EXPENSE)
Total

other

income

(expense)

consists

of

items

not

directly

charged

to,

or

related

to,

operations

such

as

interest

income

and
expense, equity in income or loss of unconsolidated entities, and patronage dividends,

among other items.

The Company recorded interest income of $18.6 million in fiscal 2023,

compared to $988 thousand in fiscal 2022, primarily due
to significantly

higher cash

and cash

equivalents and

investment securities

available-for-sale balances

and yields.

We

recorded
interest expense of $583 thousand and $403 thousand

in fiscal 2023 and 2022, respectively, primarily related to commitment fees on our Credit Facility described below.
Equity in income from unconsolidated entities for fiscal 2023 was $746 thousand compared to $1.9 million for fiscal 2022.
Other, net

for fiscal 2023

was income of

$1.9 million compared

to $9.8 million for

fiscal 2022.

The majority of

the decrease is
due

to

our

acquisition

in

fiscal

2022

of

the

remaining

50% membership

interest

in

Red

River

Valley

Egg

Farm,

LLC

(“Red
River”) as we recognized a $4.5 million gain in fiscal 2022 due to the remeasurement of our equity investment.

We also received
$1.4 million in fiscal 2022 related

to our review and adjustment

of our various marketing agreements. Additionally, the Company recorded a $2 million impairment of an investment in an unconsolidated entity in fiscal 2023.
INCOME TAXES
For

the

fiscal

year

ended

June

3,

2023,

our

pre-tax

income

was

$998.6

million,

compared

to

$166.0

million

for

fiscal

2022.
Income tax expense of $241.8 million

was recorded for fiscal 2023 with an effective

tax rate of 24.2%.

For fiscal 2022, income
tax expense was $33.6 million with an effective tax rate

of 20.2%. Included in fiscal 2022 income tax expense is the discrete tax benefit of

$8.3 million

discussed in
Note 2 – Acquisition

of Part

II. Item

8. Notes

to Consolidated

Financial Statements

in this
Annual Report.

Excluding the discrete

tax benefit,

income tax expense

was $41.9

million with an

adjusted effective

tax rate of
25.2%.

At June 3, 2023, the Company had

an income tax receivable of $67.0 million compared to

$42.1 million at May 28, 2022. During
fiscal 2022,

the Company

filed federal

carryback tax

returns for

fiscal 2020

and 2021

taxable net

operating losses

to recover

a
portion of

taxes paid

in fiscal 2015

and fiscal

2016. Subsequent

to fiscal

2023, we

received $31.8

million of

the $34.9

million
fiscal 2021 refund and believe we will receive the remaining amount of the fiscal 2020 and 2021 refunds, totaling

$11.7 million,
during our second fiscal quarter of 2024.

An additional $23.5 million income tax receivable was recorded as of June 3, 2023 for fiscal 2023 federal overpayments in excess of federal tax liability.
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

interest was $1.3

million for fiscal

2023

compared to a

$209 thousand

net loss for

fiscal
2022.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
As a result of the above, net income attributable to Cal-Maine Foods, Inc. for fiscal

2023 was $758.0 million, or $15.58 per basic
and $15.52 per diluted share, compared to $132.7 million, or $2.73 per basic and $2.72 per diluted share for fiscal 2022.
Fiscal Year

Ended May 28, 2022 Compared to Fiscal Year

Ended May 29, 2021
The discussion

of our

results of

operations for

the fiscal

year ended

May 28,

2022 compared

to the

fiscal year

ended May

29,
2021 can be found in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results

of Operations in
the Company’s fiscal 2022

Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL

RESOURCES
Working

Capital and Current Ratio
Our working capital at

June 3, 2023 was

$942.2 million, compared to $476.8 million at

May 28, 2022.

The calculation of working
capital is defined as current assets less current liabilities. Our current ratio was 6.16 at June 3, 2023 compared to 3.58 at May 28,
2022.

The current

ratio is

calculated

by dividing

current assets

by current

liabilities. The

increase

in our

working

capital and
current ratio

is primarily due

to the increase

in total current

assets, which increased

by $463.4 million

to $1.1 billion

at June 3,
2023,

due

to significant

increases in

cash and

cash equivalents

and

investment

securities available

-for-sale.

Due to

seasonal
factors described in
Part I. Item I. Business – Seasonality
, we generally expect

our need for working

capital to be highest in

the
fourth and first fiscal quarters ending in May/June and August/September,

respectively.
Cash Flows from Operating Activities
Net cash provided

by operating activities

was $863.0

million for fiscal

year 2023

compared with $126.2

million for fiscal

year
2022.

The increase in cash flow from operations

resulted primarily from higher selling prices for conventional eggs as well as the
increased volume of specialty eggs

sold, partially offset by the increased

cost of feed ingredients and processing,

packaging and
warehouse costs.

Cash Flows from Investing Activities
We

continue

to

invest

in

our

facilities,

with

$136.6

million

used

to

purchase

property,

plant

and

equipment

for

fiscal

2023,
compared to $72.4

million in fiscal 2022.

These investments were primarily

made to expand our

cage-free production capacity.
We

have for many years

invested substantial amounts

to expand our cage-free

production capacity and

expect to continue to

do
so.

Purchases

of

investments

were

$530.8

million

in

fiscal

2023,

compared

to

$98.2

million

in

fiscal

2022.

The

increase

in
purchases of

investment securities

is primarily

due to

the utilization

of increased

liquidity resulting

from increased

cash flows
provided by operating

activities noted above.

Sales and maturities

of investment securities

were $291.8

million for fiscal

2023,
compared to $92.7 million

for fiscal 2022. During fiscal

2022, we also acquired the

remaining 50% membership interest

in Red
River for $44.8 million, net of cash acquired.

Cash Flows from Financing Activities
We paid dividends

totaling $252.3 million and $6.1 million in fiscal 2023

and 2022, respectively.

As of

June 3,

2023, cash

increased

$233.7 million

since May

28, 2022,

compared to

an increase

of $1.7

million during

fiscal
2022.
Credit Facility
We had no

long-term debt outstanding at the end of fiscal 2023

and 2022. On November 15, 2021, we entered

into an Amended
and Restated Credit Agreement (as amended the “Credit

Agreement”) with a five-year term. The Credit Agreement provides for a senior

secured revolving

credit facility

(the “Credit

Facility”), in

an initial

aggregate principal

amount of

up to

$250 million.
As of June 3, 2023, no amounts were borrowed under

the Credit Facility. We

have $4.3

million in outstanding standby letters of
credit, which were issued under our Credit Facility for the

benefit of certain insurance companies. In May 2023,

we entered into

an amendment to

the Credit Agreement

to replace the

London Interbank Offered

Rate interest rate

benchmark. Refer

to Part II.
Item 8. Notes to the Financial Statements,
Note 10 – Credit Facility

for further information regarding our long-term debt.
Material Cash Requirements
Material cash

requirements for

operating activities

primarily consist

of feed

ingredients, processing,

packaging and

warehouse
costs, employee related

costs, and other

general operating expenses,

which we expect

to be paid

from our cash

from operations
and cash and

investment securities on

hand for at

least the next

12 months. While

volatile egg prices

and feed ingredient

costs,
among

other

things,

make

long-term

predictions

difficult,

we

have

substantial

liquid

assets

and

availability

under

our

Credit
Facility to fund future operating requirements.
Our material cash requirements for capital expenditures consist primarily of our projects to increase our cage-free production
capacity. We

continue to monitor the increasing demand for cage-free eggs and to engage with our customers in efforts to help
them achieve their announced timelines for cage-free egg sales. The following table presents material construction projects
approved as of June 3, 2023 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of

June 3, 2023
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses

Fiscal 2024 $ 54,702 $ 18,900 $ 35,802
Cage-Free Layer & Pullet Houses

Fiscal 2025 40,099 27,152 12,947
Cage-Free Layer & Pullet Houses

Fiscal 2026 38,883 19,218 19,665
Cage-Free Layer & Pullet Houses

Fiscal 2027 56,923 20,472 36,451
$ 190,607 $ 85,742 $ 104,865
The

following

table

summarizes

by

fiscal

year

the

future

estimated

cash

payments,

in

thousands,

to

be

made

under

existing
contractual obligations

as of

June 3, 2023.

Further information

on debt

obligations is

contained in
Note 10 – Credit Facility

in
Part II. Item 8. Notes to the Consolidated Financial Statements. As of June 3, 2023,

we had no outstanding long-term debt.
Payments due by period
Total
Less than
1 year
1-3
years
3-5
years
More than
5 years
Lease obligations $ 1,714 $ 796 $ 914 $ 4 $ —
Purchase obligations:
Feed ingredients and fuel (a) 123,321 123,321 — — —
Construction contracts and other equipment 105,414 61,108 44,306 — —
Total $ 230,449 $ 185,225 $ 45,220 $ 4 $ —
(a)
Actual purchase obligations may change based on the contractual terms and agreements
We believe our

current cash balances, investments, cash flows from operations, and

Credit Facility will be sufficient to fund our
capital needs for at least the next 12 months and to fund our capital commitments currently in place thereafter.
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

June

3,

2023.

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
At June 3, 2023, goodwill represented 2.3% of total assets and 2.7% of stockholders’

equity.

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
During the fourth quarter of

2023, we elected to change the

date of our annual impairment assessment

from year-end to

the first
day of the fourth quarter.

The change was made to

more closely align the impairment

assessment date with our annual

planning

and forecasting

process. The change

in impairment

assessment date

did not

have any

impact on

goodwill or

the impairment

of
goodwill.

The change

has been

applied prospectively

and will

not have

an impact

on a

retrospective basis.

During our

annual
impairment

test

in

fiscal

2023,

we

determined

that

goodwill

passed

the

qualitative

assessment

and

therefore

no

quantitative
analysis of goodwill impairment was necessary.
REVENUE RECOGNITION
Revenue recognition is completed upon satisfaction of the performance obligation to the customer, which typically occurs within days of the Company and customer

agreeing upon the order.

See
Note 13 – Revenue Recognition

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
Change in price per bushel of corn
$ (0.84) $ (0.56) $ (0.28) $ 0.00 $ 0.28 $ 0.56 $ 0.84
Change

in price
per ton
soybean
meal
$ (76.50) 0.616 0.626 0.636 0.646 0.656 0.666 0.676
$ (51.00) 0.626 0.636 0.646 0.656 0.666 0.676 0.686
$ (25.50) 0.636 0.646 0.656 0.666 0.676 0.686 0.696
$ 0.00 0.646 0.656 0.666 0.676 (a) 0.686 0.696 0.706
$ 25.50 0.656 0.666 0.676 0.686 0.696 0.706 0.716
$ 51.00 0.666 0.676 0.686 0.696 0.706 0.716 0.726
$ 76.50 0.676 0.686 0.696 0.706 0.716 0.726 0.736
(a)
Based on 2023

actual costs, table flexes feed cost inputs to show $0.01 impacts to per dozen egg feed production costs.
INTEREST RATE

RISK
We

have

a

$250 million

Credit

Facility,

borrowings

under

which

would

bear

interest

at

variable

rates.

No

amounts

were
outstanding under that facility during fiscal 2023 or fiscal 2022. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.
FIXED INCOME SECURITIES RISK
At June 3,

2023,

the effective maturity

of our cash equivalents

and investment securities

available for sale

was 4.8 months, and
the composite credit rating of

the holdings are AA- /

Aa3 / AA- (S&P

/ Moody’s / Fitch). Generally speaking, rising

interest rates,
as have

been

experienced

in recent

periods,

decrease

the value

of fixed

income

securities

portfolios.

As of

June 3,

2023,

the
estimated fair value

of our

fixed income securities

portfolio was approximately

$355 million

and reflected

unrealized losses

of
approximately

$2.4

million.

For

additional

information

see
Note 1 – Summary of Significant Accounting Policies

under

the
heading

“Investment

Securities”

and
Note 3 – Investment Securities

in

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial
Statements.
CONCENTRATION

OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with

respect to

receivables are

limited due

to our

large number

of customers

and their

dispersion across

geographic areas,
except that

at June 3,

2023 and

May 28,

2022, 30.1%

and 27.9%,

respectively,

of our net

accounts receivable

balance was due
from

Walmart

Inc.

(including

Sam’s

Club).

No

other

single

customer

or

customer

group

represented

10%

or

greater

of

net
accounts receivable at June 3, 2023 and May 28, 2022.

ITEM 8.

FINANCIAL

STATEMENTS

AND SUPPLEMENTARY

DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Ridgeland, Mississippi
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of June 3,
2023 and

May 28, 2022,

the related consolidated

statements of

income, comprehensive

income, stockholders’

equity,

and cash
flows for each

of the three

years in the

period ended June

3, 2023, and

the related consolidated

notes and schedule

listed in the
Index

at

Items

15(a)(1)

and

15(a)(2)

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated

financial

statements

present

fairly,

in

all

material

respects,

the

financial

position

of

Cal-Maine

Foods,

Inc.

and
Subsidiaries as of

June 3, 2023

and May

28, 2022, and

the results of

their operations

and their cash

flows for each

of the three
years

in

the

period

ended

June

3,

2023,

in

conformity

with

accounting

principles

generally

accepted

in

the

United

States

of
America.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”),

the Cal-Maine

Foods,

Inc.

and Subsidiaries’

internal

control over

financial

reporting

as of

June 3,

2023,
based

on

the

criteria

established

in

2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the Treadway

Commission and our report dated July 25, 2023 expressed an unqualified opinion.
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
subjective, or

complex judgments. The

communication of

the critical audit

matter does

not alter in

any way

our opinion on

the
consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below,

providing
a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contingent Liabilities – Litigation and Claims – Refer to Note 16 in the Consolidated

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
applied

in

determining

the

likelihood

of

loss

related

to

the

resolution

of

such

claims.

Specifically,

auditing

management’s
determination of

whether any

contingent loss

arising from

the related

litigation and

claims is

probable, reasonably

possible, or
remote, and the related disclosures, is subjective and requires significant judgment due to the sensitivity of the issue.
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

probable,

and

reasonably

estimable,

evaluating

the
sufficiency

of Cal-Maine

Foods, Inc.

and Subsidiaries’

disclosures

related

to legal

proceedings and

claims and

evaluating

the
completeness and accuracy of Cal-Maine Foods, Inc. and Subsidiaries’ legal contingencies.

/s/ Frost, PLLC
We have served

as the Company’s auditor since 2007.
Little Rock, Arkansas
July 25, 2023

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
June 3, 2023 May 28, 2022
Assets
Current assets:
Cash and cash equivalents $
292,824
$
59,084
Investment securities available-for-sale
355,090
115,429
Receivables:
Trade receivables, net
110,980
169,109
Income tax receivable
66,966
42,147
Other
9,267
8,148
Total receivables,

net
187,213
219,404
Inventories, net
284,418
263,316
Prepaid expenses and other current assets
5,380
4,286
Total current

assets
1,124,925
661,519
Property, plant &

equipment, net
744,540
677,796
Investments in unconsolidated entities
14,449
15,530
Goodwill
44,006
44,006
Intangible assets, net
15,897
18,131
Other long-term assets
10,708
10,507
Total assets $
1,954,525
$
1,427,489
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable $
82,590
$
82,049
Dividends payable
37,130
36,656
Accrued wages and benefits
38,733
26,059
Income tax payable
8,288
25,687
Accrued expenses and other liabilities
15,990
14,223
Total current

liabilities
182,731
184,674
Other noncurrent liabilities
9,999
10,274
Deferred income taxes
152,212
128,196
Total liabilities
344,942
323,144
Commitments and contingencies - see Note 16 — —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock – authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock – authorized and issued
4,800

shares
48
48
Paid-in capital
72,112
67,989
Retained earnings
1,571,112
1,065,854
Accumulated other comprehensive loss, net of tax
(2,886)
(1,596)
Common stock in treasury,

at cost –
26,077

and
26,121

shares in 2023 and 2022,
respectively
(30,008)
(28,447)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,611,081
1,104,551
Noncontrolling interest in consolidated equity
(1,498)
(206)
Total stockholders’

equity
1,609,583
1,104,345
Total liabilities and stockholders’

equity
$
1,954,525
$
1,427,489
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
Fiscal years ended
June 3, 2023 May 28, 2022 May 29, 2021
53 weeks 52 weeks 52 weeks
Net sales $
3,146,217
$
1,777,159
$
1,348,987
Cost of sales
1,949,760
1,440,100
1,188,326
Gross profit
1,196,457
337,059
160,661
Selling, general and administrative
232,207
198,631
183,943
Gain on insurance recoveries
(3,345)
(5,492)
—
(Gain) loss on disposal of fixed assets
(131)
383
2,982
Operating income (loss)
967,726
143,537
(26,264)
Other income (expense):
Interest expense
(583)
(403)
(213)
Interest income
18,553
988
2,828
Patronage dividends
10,239
10,130
9,004
Equity in income of unconsolidated entities
746
1,943
622
Other, net
1,869
9,820
4,074
Total other income
30,824
22,478
16,315
Income (loss) before income taxes
998,550
166,015
(9,949)
Income tax expense (benefit)
241,818
33,574
(12,009)
Net income
756,732
132,441
2,060
Less:

Net loss attributable to noncontrolling interest
(1,292)
(209)
—
Net income attributable to Cal-Maine Foods, Inc. $
758,024
$
132,650
$
2,060
Net income per share attributable to Cal-Maine Foods, Inc.:
Basic $
15.58
$
2.73
$
0.04
Diluted $
15.52
$
2.72
$
0.04
Weighted average

shares outstanding:
Basic
48,648
48,581
48,522
Diluted
48,834
48,734
48,656
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of
Comprehensive Income

(in thousands)
Fiscal years ended
June 3, 2023 May 28, 2022 May 29, 2021
Net income $
756,732
$
132,441
$
2,060
Other comprehensive loss, before tax:
Unrealized holding loss available-for-sale securities, net of reclassification adjustments
(1,714)
(1,398)
(736)
Increase in accumulated post-retirement benefits obligation, net of reclassification adjustments
(27)
(9)
(137)
Other comprehensive loss, before tax
(1,741)
(1,407)
(873)
Income tax benefit related to items of other comprehensive loss
(451)
(369)
(236)
Other comprehensive loss, net of tax
(1,290)
(1,038)
(637)
Comprehensive income
755,442
131,403
1,423
Less: comprehensive loss attributable to the noncontrolling interest
(1,292)
(209)
—
Comprehensive income attributable to Cal-Maine Foods, Inc. $
756,734
$
131,612
$
1,423
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)
Accum.
Other
Common Stock Comp.
Shares Amount
Class A
Shares
Class A
Amount
Treasury
Shares
Treasury
Amount
Paid In
Capital
Retained
Earnings

Income
(loss)
Noncontrolling
Interest Total
Balance at May 31, 2020
70,261
$
703
4,800
$
48
26,287
$
(26,674)
$
60,372
$
975,569
$
79
$ —
1,010,097
Stock compensation plan transactions — — — —
(85)
(759)
3,667
— — —
2,908
Dividends ($
0.034

per share)
Common — — — — — — —
(1,489)
— —
(1,489)
Class A common — — — — — — —
(163)
— —
(163)
Contributions — — — — — —
5
— — —
5
Net income — — — — — — —
2,060
— —
2,060
Other comprehensive loss, net of tax — — — — — — — —
(637)
—
(637)
Balance at May 29, 2021
70,261
703
4,800
—
48
26,202
(27,433)
64,044
975,977
(558)
—
1,012,781
Stock compensation plan transactions — — — —
(81)
(1,014)
3,945
— —
2,931
Dividends ($
0.874

per share)
Common — — — — — — —
(38,578)
— —
(38,578)
Class A common — — — — — — —
(4,195)
— —
(4,195)
Contributions — — — — — — — — —
3
3
Net income (loss) — — — — — — —
132,650
—
(209)
132,441
Other comprehensive loss, net of tax — — — — — — — —
(1,038)
(1,038)
Balance at May 28, 2022
70,261
703
4,800
48
26,121
(28,447)
67,989
1,065,854
(1,596)
(206)
1,104,345
Stock compensation plan transactions — — — —
(44)
(1,561)
4,123
— — —
2,562
Dividends ($
5.161

per share)
Common — — — — — — —
(227,993)
— —
(227,993)
Class A common — — — — — — —
(24,773)
— —
(24,773)
Net income (loss) — — — — — — —
758,024
—
(1,292)
756,732
Other comprehensive loss, net of tax — — — — — — — —
(1,290)
—
(1,290)
Balance at June 3, 2023
70,261
$
703
4,800
$
48
26,077
$
(30,008)
$
72,112
$
1,571,112
$
(2,886)
$
(1,498)
$
1,609,583
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
Fiscal year ended
June 3, 2023 May 28, 2022 May 29, 2021
Cash flows from operating activities:
Net income $
756,732
$
132,441
$
2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
72,234
68,395
59,477
Deferred income taxes
24,467
5,676
22,351
Equity in income of affiliates
(746)
(1,943)
(622)
Gain on insurance recoveries
(3,345)
(5,492)
—
Net proceeds from insurance settlement - business interruption
3,345
—
—
(Gain) loss on disposal of property,

plant and equipment
(131)
383
2,982
Stock compensation expense, net of amounts paid
4,205
4,063
3,778
Unrealized (gain) loss on investments
17
(745)
1,810
(Gain) loss on sales of investments
60
(2,208)
(22)
Purchases of equity securities
(85)
(356)
(334)
Sales of equity securities

1,739
4,939
55
Amortization (accretion) of investments
(4,380)
977
890
Impairment of investment in affiliate
2,000
—
—
Gain on change in fair value of investment in affiliates
—
(4,545)
—
Other
35
(109)
(231)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase (decrease) in receivables and other assets
30,816
(93,897)
(33,487)
Increase in inventories
(21,102)
(36,152)
(31,159)
Increase (decrease) in accounts payable, accrued expenses and other liabilities
(2,851)
54,782
(1,412)
Net cash provided by operating activities
863,010
126,209
26,136
Cash flows from investing activities:
Purchases of investments
(530,781)
(98,243)
(88,283)
Sales of investments
291,832
92,703
129,108
Acquisition of business, net of cash acquired
—
(44,823)
—
Investment in unconsolidated entities
(1,673)
(3,000)
—
Distributions from unconsolidated entities
1,500
400
6,663
Purchases of property,

plant and equipment
(136,569)
(72,399)
(95,069)
Net proceeds from insurance settlement - property,

plant and equipment
—
7,655
—
Net proceeds from disposal of property,

plant and equipment
580
686
3,390
Net cash used in investing activities
(375,111)
(117,021)
(44,191)
Cash flows from financing activities:
Principal payments on finance lease
(224)
(215)
(205)
Purchase of common stock by treasury
(1,643)
(1,127)
(871)
Payments of dividends
(252,292)
(6,117)
(1,652)
Contributions

—
3
5
Net cash used in financing activities
(254,159)
(7,456)
(2,723)
Increase (decrease) in cash and cash equivalents
233,740
1,732
(20,778)
Cash and cash equivalents at beginning of year
59,084
57,352
78,130
Cash and cash equivalents at end of year $
292,824
$
59,084
$
57,352
Supplemental information:
Cash paid for operating leases $
648
$
805
$
929
Income taxes paid $
258,247
$
1,747
$
995
Interest paid $
561
$
379
$
508
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Cal-Maine

Foods,

Inc.

(“we,”

“us,”

“our,”

or

the

“Company”)

is

primarily

engaged

in

the

production,

grading,

packaging,
marketing and distribution

of fresh shell eggs,

including conventional, cage-free,

organic, brown, free

-range, pasture-raised and
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
Fiscal Year
The Company’s fiscal year-end

is on the Saturday closest to May 31. The fiscal year ended
June 3, 2023 , included
53

weeks and
the fiscal years ended May 28, 2022 and May 29, 2021 included
52

weeks.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”)
in the United States of America requires management to make

estimates and assumptions that affect the amounts

reported in the
consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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
We

primarily utilize a

cash management system

with a series of

separate accounts consisting

of lockbox accounts

for receiving
cash, concentration

accounts to which

funds are moved,

and zero-balance disbursement

accounts for funding

accounts payable.
Checks issued,

but not

presented to

the banks

for payment,

may result

in negative

book cash

balances,

which are

included in
accounts payable.

Investment Securities
The Company

has determined

that its

debt securities

are available-for-sale

investments. We

classify these

securities as

current
because the amounts invested are available for current operations. Available

-for-sale securities are carried at fair value, based on
quoted market prices as of the balance sheet date, with unrealized gains and losses recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and

is recorded
in interest income. The Company regularly evaluates changes to the rating of its debt securities by credit agencies and economic
conditions

to assess

and

record any

expected credit

losses through

allowance for

credit losses,

limited to

the amount

that fair
value was less than the amortized cost basis.

Investments

in

mutual

funds

are

recorded

at

fair

value

and

are

classified

as

“Other

long-term

assets”

in

the

Company’s
Consolidated Balance Sheets. Unrealized gains and losses for equity securities are recorded in other income (expenses) as Other, net in the Company’s Consolidated

Statements of Income.
The cost

basis for

realized gains

and losses

on available-for-sale

securities is

determined by

the specific

identification method.
Gains and losses are recognized in other income (expenses) as Other,

net in the Company’s Consolidated

Statements of Income.
Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Trade Receivables

Trade receivables are stated at their carrying values, which include a reserve for credit losses. At June 3, 2023 and May 28, 2022,
reserves for credit losses were $
579

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

June

3,

2023

and

May

28,

2022,
one

customer

accounted

for
approximately
30.1
% and
27.9
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

when the Company can

exert significant influence

over an entity,

but does not control
its financial

and

operating

decisions.

Under

the

equity

method,

original

investments

are recorded

at

cost

and

adjusted

by

the
Company’s share of undistributed earnings

or losses of

these entities. Equity

investments without readily

determinable fair values,
when

the

Company

does

not

have

the

ability

to

exercise

significant

influence

over

the

investee,

are

recorded

at

cost,

less
impairment, plus or minus observable price changes.
The Company is a member of Eggland’s Best, Inc.

and ProEgg, Inc., which are cooperatives.

These investments are recorded at
cost, plus or minus any allocated equities and retains.
Goodwill
Goodwill

represents

the

excess

of

the

purchase

price

over

the

fair

value

of

the

identifiable

net

assets

acquired.

Goodwill

is
evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.

After assessing the totality

of events or circumstances,

if we determine it is

more likely than not

that the fair value
of a reporting

unit is less

than its carrying

amount, then we

perform additional

quantitative tests to

determine the

magnitude of
any impairment. During the

fourth quarter of 2023,

we elected to change

the date of

our annual impairment assessment

from year-
end to the

first day of

the fourth quarter.

The change

was made to

more closely

align the impairment

assessment date

with our
annual planning and forecasting process.

The change in impairment assessment date

did not have any impact on goodwill

or the
impairment of goodwill. The change has been applied prospectively and would not have an impact on a retrospective basis.

Intangible Assets
Included in other intangible assets are separable intangible assets acquired in business acquisitions, which include franchise fees,
non-compete agreements

and customer

relationship intangibles.

They are

amortized over

their estimated useful

lives of
5

to
15
years. The

gross

cost

and

accumulated

amortization

of

intangible

assets

are

removed

when

the

recorded

amounts

are

fully
amortized and

the asset is

no longer

in use or

the contract

has expired.

When certain

events or changes

in operating

conditions
occur, asset lives may

be adjusted and an

impairment assessment may be

performed on the recoverability

of the carrying amounts.
Accrued Self Insurance
We use a combination of insurance

and self-insurance mechanisms to provide coverage for the potential liabilities for health and welfare,

workers’

compensation,

auto

liability

and

general

liability

risks.

Liabilities

associated

with

our

risks

retained

are
estimated, in part, by considering claims experience, demographic factors,

severity factors and other actuarial assumptions.
Dividend Payable
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
Note 13 – Revenue Recognition

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
3.4

million, $
12.6

million, and $
11.7

million in fiscal 2023, 2022,

and
2021, respectively.
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

of
tax benefit

that is

greater than

50% likely

to be

realized upon

settlement with

a taxing

authority that

has full

knowledge of

all
relevant

information. The

Company

records

interest

and

penalties on

uncertain

tax

positions

as

a

component

of

income

tax
expense. Based

upon management’s

assessment, there

are no uncertain

tax positions expected

to have a

material impact on

the
Company’s consolidated

financial statements.
Stock Based Compensation
The

Company

recognizes

all

share-based

payments

to

employees

and

directors,

including

grants

of

employee

stock

options,
restricted stock and performance-based shares, in the Consolidated Statements of Income based on their fair values. The benefits
of

tax

deductions

in

excess

of

recognized

compensation

cost

are

reported

as

a

financing

cash

flow. See
Note 14 – Stock
Compensation Plans

for more information.
Business Combinations
The Company applies the acquisition

method of accounting, which

requires that once control is obtained,

all the assets acquired
and liabilities assumed,

including amounts

attributable to noncontrolling

interests, are recorded

at their respective

fair values at
the date of acquisition. We

determine the fair values of identifiable assets and liabilities internally,

which requires estimates and
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
$
8.5

million

deferred

tax

liability

for

the

difference

in

the

inside-basis

of

the

acquired

assets

and

liabilities

assumed.

The
recognition of deferred

tax liabilities resulted in

the recognition of goodwill.

None of the goodwill

recognized is expected

to be
deductible for income tax purposes.

Note 3 - Investment Securities
The following presents the Company’s

investment securities as of June 3, 2023 and May 28, 2022 (in thousands):
June 3, 2023
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
16,571
$
—
$
275
$
16,296
Commercial paper
56,486
—
77
56,409
Corporate bonds
139,979
—
1,402
138,577
Certificates of deposits
675
—
—
675
US government and agency obligations
101,240
—
471
100,769
Asset backed securities
13,459
—
151
13,308
Treasury bills
29,069
—
13
29,056
Total current

investment securities
$
357,479
$
—
$
2,389
$
355,090
Mutual funds $
2,172
$
—
$
91
$
2,081
Total noncurrent

investment securities
$
2,172
$
—
$
91
$
2,081
May 28, 2022
Amortized
Cost
Unrealized

Gains
Unrealized

Losses
Estimated Fair
Value
Municipal bonds $
10,136
$
—
$
32
$
10,104
Commercial paper
14,940
—
72
14,868
Corporate bonds
74,167
—
483
73,684
Certificates of deposits
1,263
—
18
1,245
US government and agency obligations
2,205
4
—
2,209
Asset backed securities
13,456
—
137
13,319
Total current

investment securities
$
116,167
$
4
$
742
$
115,429
Mutual funds $
3,826
$
—
$
74
$
3,752
Total noncurrent

investment securities
$
3,826
$
—
$
74
$
3,752
Available-for-sale
Proceeds

from

the

sales and

maturities

of

available-for-sale

securities

were

$
291.8

million,

$
92.7

million,

and $
129.1

million
during fiscal 2023, 2022,

and 2021, respectively.

Gross realized gains for

fiscal 2023, 2022, and

2021 were $
51

thousand, $
181
thousand,

and

$
456

thousand,

respectively.

Gross

realized

losses

for

fiscal

2023,

2022,

and

2021

were

$
87

thousand,

$
76
thousand, and $
19

thousand, respectively. There

was
no

allowance for credit losses at June 3, 2023 and May 28, 2022.
Actual maturities may differ from contractual maturities because some borrowers have the right to

call or prepay obligations with
or

without

call

or

prepayment

penalties.

Contractual

maturities

of

investment

securities

at

June

3,

2023

are

as

follows

(in
thousands):
Estimated Fair Value
Within one year $
269,830
1-5 years
85,260
Total $
355,090
Noncurrent

Proceeds from sales and maturities of noncurrent investment securities were $
1.7

million, $
4.9

million, and $
54

thousand, during
fiscal 2023,

2022 and

2021, respectively.

Gross realized gains

on those sales

and maturities

during fiscal

2023,

2022 and 2021
were $
6

thousand, $
2.2

million and

$
611

thousand, respectively.

Gross realized

losses during

fiscal 2023

were $
66

thousand.
There were
no

realized losses for fiscal 2022 and 2021.

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

Value

on a Recurring Basis
In accordance with

the fair value hierarchy

described above, the

following table shows the

fair value of our

financial assets and
liabilities that are required to be measured at fair value on a recurring basis as of June 3, 2023 and May 28, 2022 (in thousands):
June 3, 2023 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
16,296
$
—
$
16,296
Commercial paper
—
56,409
—
56,409
Corporate bonds
—
138,577
—
138,577
Certificates of deposits
—
675
—
675
US government and agency obligations
—
100,769
—
100,769
Asset backed securities
—
13,308
—
13,308
Treasury bills
—
29,056
—
29,056
Mutual funds
2,081
—
—
2,081
Total assets measured at fair

value
$
2,081
$
355,090
$
—
$
357,171
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

Note 5 - Inventories
Inventories consisted of the following (in thousands):
June 3, 2023 May 28, 2022
Flocks, net of amortization $
164,540
$
144,051
Eggs and egg products
28,318
26,936
Feed and supplies
91,560
92,329
$
284,418
$
263,316
We grow and maintain

flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders
(male and female

chickens used to

produce fertile eggs

to hatch for

egg production flocks).

Our total flock

at June 3,

2023 and
May 28, 2022,

consisted of approximately
10.8

million and
11.5

million pullets and

breeders and
41.2

million and
42.2

million
layers, respectively.
The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):
June 3, 2023 May 28, 2022 May 29, 2021
Amortization $
186,973
$
160,107
$
133,448
Mortality
10,455
8,011
6,769
Total flock costs charged

to cost of sales
$
197,428
$
168,118
$
140,217

Note 6 - Property,

Plant and Equipment
Property, plant and equipment

consisted of the following (in thousands):
June 3, 2023 May 28, 2022
Land and improvements $
117,279
$
109,833
Buildings and improvements
552,669
517,859
Machinery and equipment
715,205
655,925
Construction-in-progress
98,605
71,967
1,483,758
1,355,584
Less: accumulated depreciation
739,218
677,788
$
744,540
$
677,796
Depreciation expense was

$
69.4

million, $
65.8

million and $
56.5

million in the fiscal

years ended June 3,

2023, May 28, 2022,
and May 29, 2021, respectively.
The Company

maintains insurance

for both

property damage

and business

interruption relating

to catastrophic

events, such

as
fires. Insurance recoveries

received for

property damage

and business

interruption in

excess of

the net

book value

of damaged
assets,

clean-up

and

demolition

costs,

and

post-event

costs are

recorded

within

“Gain

on

insurance

recoveries”

in

the period
received or committed when all contingencies associated with the recoveries are resolved. Losses related to property damage are recorded within “(Gains) loss

on disposal of fixed assets”.

Insurance recoveries relating

to direct, recoverable costs for

business
interruption are recorded

as a reduction in cost of

sales on the Consolidated Statements

of Income. Insurance

claims incurred or
finalized

during

the fiscal

years ended

June 3,

2023,

May 28,

2022,

and

May

29,

2021 did

not have

a material

effect

on

the
Company’s consolidated

financial statements.
Note 7 - Investment in Unconsolidated Entities
As of

June 3,

2023

and

May 28,

2022,

the Company

owned
50
% in

Specialty

Eggs,

LLC (“Specialty

Eggs”)

and

Southwest
Specialty Eggs,

LLC (“Southwest

Specialty Eggs”),

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

Equity method investments are included

in “Investments in unconsolidated entities”

in the accompanying Consolidated Balance
Sheets and totaled $
9.7

million and $
10.5

million at June 3, 2023 and May 28, 2022, respectively.

Equity

in

income

of

unconsolidated

entities

of

$
746

thousand,

$
1.9

million,

and

$
622

thousand

from

these

entities

has

been
included in the Consolidated Statements of Income for fiscal 2023

,

2022, and 2021, respectively.
The condensed consolidated

financial information for

the Company’s unconsolidated joint

ventures was as

follows (in thousands):
For the fiscal year ended
June 3, 2023 May 28, 2022 May 29, 2021
Net sales $
222,602
$
145,281
$
119,853
Net income
1,492
3,942
1,596
Total assets
27,784
42,971
106,592
Total liabilities
9,854
21,892
5,850
Total equity
17,930
21,079
100,742
The following relates to the Company’s

transactions with these unconsolidated affiliates (in thousands):

For the fiscal year ended
June 3, 2023 May 28, 2022 May 29, 2021
Sales to unconsolidated entities $
136,351
$
94,311
$
56,765
Purchases from unconsolidated entities
75,024
60,016
76,059
Distributions from unconsolidated entities
1,500
400
6,663
June 3, 2023 May 28, 2022
Accounts receivable from unconsolidated entities $
4,719
$
10,815
Accounts payable to unconsolidated entities
3,187
4,678

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
—
(50)
(2,220)
Balance May 28, 2022
44,006
15,071
1,326
860
18
720
136
62,137
Amortization —
(1,657)
(356)
(152)
(18)
—
(51)
(2,234)
Balance June 3, 2023 $
44,006
$
13,414
$
970
$
708
$
—
$
720
$
85
$
59,903

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):
June 3, 2023 May 28, 2022
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Other intangible assets:
Franchise rights $
29,284
$
(15,870)
$
29,284
$
(14,213)
Customer relationships
9,644
(8,674)
9,644
(8,318)
Non-compete agreements
1,450
(742)
1,450
(590)
Right of use intangible
239
(239)
239
(221)
Water rights *
720
—
720
—
Trademark
400
(315)
400
(264)
Total $
41,737
$
(25,840)
$
41,737
$
(23,606)
*

Water rights are

an indefinite life intangible asset.
No significant residual value is estimated for these

intangible assets. Aggregate amortization expense for fiscal years 2023, 2022, and 2021 totaled $
2.2

million, $
2.2

million, and $
2.5

million, respectively.

The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):
For fiscal year Estimated amortization expense
2024 $
2,170
2025
2,035
2026
1,831
2027
1,828
2028
1,758
Thereafter
5,555
Total $
15,177

Note 9 - Employee Benefit Plans
The Company maintains a medical plan that is qualified under Section

401(a) of the Internal Revenue Code and is not subject to
tax under present income tax laws. The plan is funded by contributions from the Company and its employees. Under its plan, the
Company

self-insures

its

portion

of

medical

claims

for

substantially

all

full-time

employees. The

Company

uses

stop-loss
insurance

to

limit

its

portion

of

medical

claims

to

$
275,000

per

occurrence. The

Company's

expenses

including

accruals

for
incurred but not

reported claims were approximately

$
21.9

million, $
24.6

million, and $
21.7

million in fiscal years

2023, 2022,
and 2021, respectively.

The liability recorded

for incurred but

not reported claims

was $
2.9

million and $
2.8

million as of

June
3,

2023

and

May 28,

2022,

respectively

and

are classified

within

“Accrued

expenses

and

other

liabilities”

in

the

Company’s
Consolidated Balance Sheets.
The Company

has a KSOP

plan that

covers substantially

all employees

(the “Plan”). The

Company makes

contributions to

the
Plan at a rate of
3
% of participants eligible compensation, plus an additional amount determined at the discretion of the Board of
Directors. Contributions

can be

made

in cash

or

the Company’s

Common

Stock,

and vest

immediately. The

Company’s

cash
contributions to the Plan were $
4.3

million, $
3.9

million, and $
3.8

million in fiscal years 2023, 2022 and 2021, respectively. The
Company did
no
t make direct contributions of the Company’s

Common Stock in fiscal years 2023, 2022, or 2021. Dividends on the Company’s Common Stock are paid to the Plan in cash. The Plan acquires the Company’s Common Stock, which is listed on the NASDAQ, by

using the dividends

and the Company’s

cash contribution to

purchase shares in

the public markets.

The Plan
sells Common Stock on the NASDAQ to pay benefits to Plan participants. Participants may make contributions to the Plan up to the maximum allowed by the Internal Revenue Service regulations.

The Company does not match participant contributions.
Deferred Compensation Plans
The

Company

has

deferred

compensation

agreements

with

certain

officers

for

payments

to

be

made

over

specified

periods
beginning when the officers

reach age
65

or over as specified in the

agreements. Amounts accrued for the

agreements are based
upon

deferred

compensation

earned

over

the

estimated

remaining

service

period

of

each officer.

Payments

made

under

these
agreements

were

$
170

thousand in

fiscal

years

2023,

2022

and

2021. The

liability

recorded

related

to

these

agreements

was

$
1.0

million

and

$
1.1

million

at

June

3,

2023

and

May

28,

2022,

respectively

and

are

classified

within

“Other

noncurrent
liabilities” in the Company’s Consolidated

Balance Sheets.
The

Company

sponsors

an

unfunded,

non-qualified

deferred

compensation

plan,

which

was

amended

and

restated

effective
December 1, 2021 (the “Amended DC Plan”) to expand eligibility for participation from named officers only to a select group of management or highly

compensated employees of

the Company,

expand the investment options

available and add the

ability of
participants

to

make

elective

deferrals.

Participants

may

be

awarded

long-term

incentive

contributions

(“Awards”)

under

the
Amended DC Plan.

Awards

vest on December 31
st

of the fifth year

after such contribution is

credited to the

Amended DC Plan
or, if earlier, the participant’s attainment of age
60

with
5

years of service. Awards issued under the Amended DC

Plan were $
388
thousand, $
340

thousand, and $
279

thousand in fiscal

2023, 2022,

and 2021, respectively.

Payments made

under the

Amended
DC Plan were $
410

thousand, $
480

thousand and $
55

thousand in fiscal 2023,

2022 and 2021, respectively. The liability recorded
for the Amended DC Plan was $
4.6

million, $
4.5

million and $
4.1

million at June 3, 2023, May 28, 2022 and 2021, respectively and is classified within “Other noncurrent liabilities” in the Company’s

Consolidated Balance Sheets.
Deferred compensation expense for

both plans totaled $
346

thousand, $
258

thousand and $
1.6

million in fiscal 2023, 2022,

and
2021,

respectively.
Other Postretirement Employee Benefits
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
2.7

million and $
3.4

million
at

June

3,

2023

and

May

28,

2022,

respectively. The

remaining

disclosures

associated

with

ASC

715

are

immaterial

to

the
Company’s financial statements.
Effective

March 1,

2023,

the Company

adopted

a non-qualified

supplemental

executive retirement

plan

(“SERP”) and

a split
dollar life insurance plan (“Split Dollar Plan”) designed

to provide deferred compensation and a pre-retirement

death benefit for
a

select

group

of

management

or

highly

compensated

employees

of

the

Company.

Provided

the

vesting

conditions

are

met,
participants in the SERP are eligible to receive an aggregate retirement benefit of $
500,000
, which is paid in annual installments
of $
50,000

for
10 years
. A participant

becomes vested in

the retirement benefit

over
five years

of plan participation

at
20
% per
year. If a participant becomes disabled, attains the retirement age of 65, or the Company experiences a change in control, vesting will be

accelerated to
100
%. If

a participant

dies while

employed, he

or she

will not

receive any

benefits under

the SERP,

but
their beneficiaries

will instead be

entitled to the

life insurance benefit

provided under

the Split Dollar

Plan, which

is $500,000.

The liability recorded

for these plans was

$
63

thousand at June 3,

2023 and is classified

within “Other noncurrent

liabilities” in
the Company’s Consolidated Balance

Sheets.
Note 10 - Credit Facility
For

fiscal

years

2023,

2022

and

2021,

interest

expense

was

$
583

thousand,

$
403

thousand,

and

$
213

thousand,

respectively,
primarily related to commitment fees on the Credit Facility described below.
On May

26, 2023,

we entered

into the

First Amendment

(the “Amendment”)

to the

Amended and

Restated Credit

Agreement,
dated November 15, 2021 (as amended, the “Credit Agreement”).

The Amendment replaced the London Interbank Offered Rate
interest rate benchmark

with the secured overnight

financing rate as administered

by the Federal Reserve

Bank of New York

or
a successor

administrator

of the

secured overnight

financing

rate (“SOFR”).

The Credit

Agreement

has a
five
-year term.

The
Credit

Agreement

provides

for

a

senior

secured

revolving

credit

facility

(the

“Credit

Facility”

or

“Revolver”)

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

as of June

3, 2023 or

May 28, 2022

or during fiscal

2023 or

fiscal 2022.

The Company

had $
4.3

million of

outstanding standby

letters of

credit issued

under the

Credit Facility

at June

3,
2023.
The

interest

rate

in

connection

with

loans

made

under

the

Credit

Facility

is

based

on,

at

the

Company’s

election,

either

the
Adjusted Term SOFR Rate plus the

Applicable Margin or the

Base Rate plus

the Applicable Margin. The “Adjusted

Term SOFR”
means with respect to any tenor,

the per annum rate equal to the sum of

(i) Term

SOFR as defined in the Credit Agreement

plus
(ii)
0.10
% (10 basis

points); provided,

if Adjusted Term

SOFR determined

as provided above

shall ever be

less than the

Floor,
then Adjusted

Term

SOFR shall

be deemed

to be

the Floor.

The “Floor”

means the

rate per

annum of

interest equal

to
0.00
%.
The “Base Rate” means a fluctuating rate per annum

equal to the highest of (a) the federal funds rate

plus
0.50
% per annum, (b)
the prime rate of

interest established by the

Administrative Agent, and

(c) the Adjusted Term

SOFR for a
one -month tenor plus
1.00
%. The

“Applicable Margin”

means
0.00
% to
0.75
% per

annum for

Base Rate

Loans and
1.00
% to
1.75
% per

annum for
SOFR Loans, in

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
50

million.
The Credit

Agreement also

includes customary

events of

default and

customary remedies

upon the

occurrence of

an event

of
default, including acceleration

of the amounts due

under the Credit Facility

and foreclosure of

the collateral securing

the Credit
Facility.
At June 3, 2023, we were in compliance with the covenant requirements of the

Credit Facility.
Note 11 - Equity
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
Note 12 - Net Income per Common Share
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
June 3, 2023 May 28, 2022 May 29, 2021
Numerator
Net income $
756,732
$
132,441
$
2,060
Less: Net loss attributable to noncontrolling interest
(1,292)
(209)
—
Net income attributable to Cal-Maine Foods, Inc. $
758,024
$
132,650
$
2,060
Denominator
Weighted-average

common shares outstanding, basic
48,648
48,581
48,522
Effect of dilutive securities of restricted shares
186
153
134
Weighted-average

common shares outstanding, diluted
48,834
48,734
48,656
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
15.58
$
2.73
$
0.04
Diluted $
15.52
$
2.72
$
0.04

Note 13 - Revenue Recognition
Satisfaction of Performance Obligation
The vast majority of the Company’s

revenue is derived from agreements with customers based on the customer placing an order
for products. Pricing

for the most part

is determined when

the Company and

the customer agree

upon the specific

order, which
establishes the contract for that order.
Revenues are

recognized in

an amount

that reflects

the net

consideration we

expect to

receive in

exchange for

the goods.

Our
shell eggs

are sold at

prices related to

independently quoted wholesale

market prices or

formulas related to

our costs of

production.
The

Company’s

sales predominantly

contain

a

single

performance

obligation.

We

recognize

revenue

upon

satisfaction of

the
performance obligation

with the customer

which typically occurs

within days of

the Company

and the customer

agreeing upon
the order.
Costs

to

deliver

product

to

customers

are

included

in

selling,

general

and

administrative

expenses

in

the

accompanying
Consolidated Statements

of Income

and totaled

$
77.5

million, $
62.7

million, and

$
52.7

million in

fiscal years

2023, 2022,

and
2021,

respectively.

Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer’s account for product that the
customer is unable to sell before expiration. The Company records an allowance for expected customer returns using historical
return data and comparing to current period sales and accounts receivable

.

The allowance is recorded as a reduction of sales in
the same period the revenue is recognized.
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
Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):
14 Weeks Ended 13 Weeks Ended 53 Weeks Ended 52 Weeks Ended
June 3, 2023 May 28, 2022 June 3, 2023 May 28, 2022
Conventional shell egg sales $
395,433
$
378,190
$
2,051,961
$
1,061,995
Specialty shell egg sales
256,190
186,518
956,993
648,838
Egg products
33,996
26,488
122,270
60,004
Other
3,061
1,768
14,993
6,322
$
688,680
$
592,964
$
3,146,217
$
1,777,159
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with

a customer. If

the amortization period of these costs

is less than
one year, they are expensed as incurred. When the amortization period is greater than one year, a contract asset is recognized and is amortized over the contract life

as a reduction in net

sales. As of June 3,

2023 and May 28, 2022, the

balance for contract assets
is immaterial.
Contract Balances
The Company

receives payment

from

customers based

on specified

terms that

are generally

less than

30 days

from

delivery.
There

are rarely contract assets or liabilities related to performance under the contract.
Concentration of Credit Risks
Our largest customer, Walmart

Inc. (including Sam's Club) accounted for
34.2
%,
29.5
% and
29.8
% of net sales dollars for fiscal
2023, 2022, and 2021, respectively.

H-E-B, LP accounted for
10.1
% of net sales dollars for fiscal

2021.
Note 14 - Stock Compensation Plans
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
941,593

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
4.2

million,

$
4.1

million,

and

$
3.8

million

in

fiscal

2023,

2022,

and

2021,
respectively.
Our unrecognized

compensation expense

as a

result of

non-vested shares

was $
7.2

million at

June 3,

2023 and

$
7.0

million at
May 28,

2022. The unrecognized

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
Outstanding, May 28, 2022
317,844
$
39.12
Granted
84,969
54.10
Vested
(98,684)
38.25
Forfeited
(9,989)
39.69
Outstanding, June 3, 2023
294,140
$
43.72

Note 15 - Income Taxes
Income tax expense (benefit) consisted of the following:

Fiscal year ended
June 3, 2023 May 28, 2022 May 29, 2021
Current:
Federal $
180,521
$
24,228
$
(35,090)
State
36,830
3,670
730
217,351
27,898
(34,360)
Deferred:
Federal
19,952
2,716
21,658
State
4,515
2,960
693
24,467
5,676
22,351
$
241,818
$
33,574
$
(12,009)

Significant components of the Company’s

deferred tax liabilities and assets were as follows:
June 3, 2023 May 28, 2022
Deferred tax liabilities:
Property, plant and equipment $
109,590
$
100,250
Inventories
44,986
31,987
Investment in affiliates
1,133
65
Other
5,702
5,713
Total deferred

tax liabilities
161,411
138,015
Deferred tax assets:
Accrued expenses
3,838
4,041
State operating loss carryforwards
78
470
Other comprehensive income
1,317
866
Other
3,966
4,442
Total deferred

tax assets
9,199
9,819
Net deferred tax liabilities $
152,212
$
128,196
The differences between income tax expense (benefit) at the Company’s effective income tax rate and income tax expense at the
statutory federal income tax rate were as follows:
Fiscal year end
June 3, 2023 May 28, 2022 May 29, 2021
Statutory federal income tax $
209,418
$
34,907
$
(2,087)
State income taxes, net
32,662
5,237
1,124
Domestic manufacturers deduction
—
—
3,566
Enacted net operating loss carryback provision
—
—
(16,014)
Tax exempt

interest income
—
(9)
(50)
Reversal of outside basis in equity investment Red River
—
(7,310)
—
Non-taxable remeasurement gain Red River
—
(955)
—
Other, net
(262)
1,704
1,452
$
241,818
$
33,574
$
(12,009)
As of

June 3,

2023,

we had
no

significant

unrecognized

tax benefits.

Accordingly,

the Company

had
no

accrued interest

and
penalties related to uncertain tax positions.
We

are subject

to income

tax in

many jurisdictions

within the

U.S.

We

are currently

not under

audit by

the Internal

Revenue
Service

or

by

any

state

and

local

tax

authorities.

Tax

periods

for

all

years

beginning

with

fiscal

year

2020

remain

open

to
examination by federal and state taxing jurisdictions to which we are subject.

Note 16 - Commitments and Contingencies
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
100,000

in damages. On August 13,
2020, the

court granted

the defendants’

motion to

dismiss the

State’s

original petition

with prejudice.

On September

11, 2020,
the State filed a

notice of appeal,

which was assigned

to the Texas

Court of Appeals

for the First District.

On August 16,

2022,
the

appeals

court

reversed

and

remanded

the

case

back

to

the

trial

court

for

further

proceedings.

On

October

31,

2022,

the
Company and WCF appealed the First District Court’s decision to the Supreme Court of Texas.

On May 10, 2023, the Company
filed its brief on the merits,

and the State of Texas

filed its brief on June 29, 2023.

The Company filed its reply brief on July

14,
2023. Management believes the risk of material loss related to this matter to be remote.
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

The parties filed

their respective appellate

briefs, but the

court has not

ruled on these

submissions.
Management believes the risk of material loss related to both matters to be remote.
Kraft Foods Global, Inc. et al. v.

United Egg Producers, Inc. et al.

As previously

reported, on

September 25,

2008, the

Company

was named

as one

of several

defendants

in numerous

antitrust
cases involving

the United

States shell

egg

industry.

The Company

settled all

of these

cases, except

for

the claims

of certain
plaintiffs who sought substantial

damages allegedly arising from

the purchase of egg products (as

opposed to shell eggs).

These
remaining plaintiffs

are Kraft Food

Global, Inc.,

General Mills, Inc.,

and Nestle USA,

Inc. (the

“Egg Products

Plaintiffs”) and,
until a subsequent settlement was reached as described below,

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

the jury trial. Trial

is now set
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

reach agreement
on appropriate remedies. On June 12, 2023, the court ordered the parties to mediate before the Tenth Circuit Chief Judge Deanell
Reece Tacha

and instructed the parties

to file a joint

status report fourteen days

following mediation. The

mediation has not yet
been set but is expected to be in the September to October time frame this fall. While management believes there is a reasonable
possibility of a material loss from the case, at the present time, it is not possible to estimate the amount of

monetary exposure, if
any,

to the Company

due to a

range of factors,

including the following,

among others: uncertainties

inherent in any

assessment
of potential costs

associated with injunctive

relief or other

penalties based on

a decision in

a case tried over

13 years ago based
on

environmental

conditions

that

existed

at

the

time,

the

lack

of

guidance

from

the

court

as

to

what

might

be

considered
appropriate remedies, the ongoing negotiations with the State on appropriate remedies and upcoming mediation,

and uncertainty
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

SCHEDULE II - VALUATION

AND QUALIFYING ACCOUNTS
Fiscal Years

ended June 3, 2023, May 28, 2022, and May 29, 2021

(in thousands)
Description
Balance at

Beginning of Period
Charged to Cost

and Expense
Write-off

of Accounts
Balance at

End of Period
Year

ended June 3, 2023
Allowance for doubtful accounts $
775
$
(148)
$
48
$
579
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
us in

the reports

we file

or submit

under the

Securities Exchange

Act of

1934, as

amended (the

“Exchange Act”)

is recorded,
processed, summarized

and reported,

within the time

periods specified in

the Securities and

Exchange Commission’s

rules and
forms. Disclosure

controls

and

procedures

include,

without

limitation,

controls

and

procedures

designed

to

ensure

that
information

required

to

be

disclosed

by

us

in

the

reports

that

we

file

or

submit

under

the

Exchange

Act

is

accumulated

and
communicated to management,

including our principal

executive and principal

financial officers, or

persons performing similar
functions, as appropriate

to allow

timely decisions regarding

required disclosure. Based

on an

evaluation of

our disclosure controls
and procedures conducted by our

Chief Executive Officer and Chief

Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 3, 2023

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

2023. The

framework

on

which
management’s

evaluation

of

our

internal

control

over

financial

reporting

is

based

is

the

“Internal

Control

–
Integrated

Framework”
published

in

2013

by

the

Committee

of

Sponsoring

Organizations

(“COSO”)

of

the
Treadway Commission.
3.

Management has

determined that

our internal

control over

financial reporting

as of June

3, 2023

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

3, 2023,
based

on

criteria

established

in

2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of

the Treadway

Commission (“COSO”).

In our

opinion, Cal-Maine

Foods, Inc. and

Subsidiaries maintained,

in
all material

respects,

effective

internal

control

over

financial

reporting

as June

3, 2023,

based

on

criteria

established

in

2013
Internal Control – Integrated Framework issued by the COSO.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”), the consolidated

balance sheets and the

related consolidated statements of

income, comprehensive income,
stockholders’ equity,

and cash flows of Cal-Maine Foods,

Inc. and Subsidiaries and our

report dated July 25, 2023 expressed

an
unqualified opinion.
Basis for Opinion
Cal-Maine

Foods,

Inc.

and

Subsidiaries’

management

is

responsible

for

maintaining

effective

internal

control

over
financial

reporting,

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

July 25, 2023

(c)

Changes in Internal Control Over Financial Reporting
In

connection

with

its

evaluation

of

the

effectiveness,

as

of

June

3,

2023,

of

our

internal

control

over

financial

reporting,
management determined that there was no change

in our internal control over financial reporting that

occurred during the fourth
quarter

ended June

3, 2023,

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
is

incorporated

by

reference

from

our

definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the
Securities Exchange Act of 1934 in connection with our 2023 Annual

Meeting of Shareholders.
We have adopted a Code of Ethics and

Business Conduct that applies to

our directors, officers and employees, including the chief
executive

officer

and principal

financial and

accounting

officers of

the Company.

We

will provide

a copy

of the

code free

of
charge to any person that requests a copy by writing to:
Cal-Maine Foods, Inc.
P.O.

Box 2960
Jackson, Mississippi 39207
Attn.:

Investor Relations
Requests can be made by phone at (601) 948-6813.
A copy is also

available at our

website www.calmainefoods.com

under the heading

“Investors – Corporate

Governance – Code
of Ethics.” We

intend to disclose

any amendments

to, or waivers

from, the

Code of Conduct

and Ethics for

Directors, Officers
and

Employees

on our

website promptly

following

the date

of any

such amendment

or waiver.

Information

contained

on our
website is not a part of this report.

ITEM 11.

EXECUTIVE COMPENSATION
The information concerning executive

compensation required by Item 11

is incorporated by reference from our

definitive proxy
statement which is to

be filed pursuant to Regulation

14A under the Securities

Exchange Act of 1934 in

connection with our 2023
Annual Meeting of Shareholders.

ITEM

12.

SECURITY

OWNERSHIP

OF

CERTAIN

BENEFICIAL

OWNERS

AND MANAGEMENT

AND
RELATED STOCKHOLDER

MATTERS
The information

concerning security

ownership of

certain beneficial

owners and

management and

related stockholder

matters
required by Item 12 is incorporated

by reference from our definitive proxy

statement which is to be filed pursuant

to Regulation
14A under the Securities Exchange Act of 1934 in connection with our 2023

Annual Meeting of Shareholders.

ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTI

ONS, AND DIRECTOR INDEPENDENCE
The

information

concerning

certain

relationships

and

related

transactions,

and

director

independence

required

by

Item

13

is
incorporated by reference from

our definitive proxy

statement which is

to be filed

pursuant to Regulation

14A under the

Securities
Exchange Act of 1934 in connection with our 2023 Annual Meeting of Shareholders.

ITEM 14.

PRINCIPAL ACCOUNTING

FEES AND SERVICES
The information

concerning principal

accounting fees

and services

required by

Item 14

is incorporated

by reference

from our
definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the

Securities

Exchange

Act

of

1934

in
connection with our 2023 Annual Meeting of Shareholders.

PART

IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)

Financial Statements
The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item
8 and are filed herewith:

Report of Independent Registered Public Accounting Firm

(PCAOB
5348
)
35
Consolidated Balance Sheets – June 3, 2023 and May 28, 2022
37
Consolidated Statements of Income – Fiscal Years Ended June 3, 2023, May 28, 2022, and May 29, 2021
38
Consolidated Statements of Comprehensive Income – Fiscal Years Ended June 3, 2023, May 28, 2022, and
May 29, 2021
39
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended June 3, 2023, May 28,
2022, and May 29, 2021
40
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 3, 2023, May 28, 2022, and May 29,
2021
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
10.5**
First Amendment to Credit Agreement, dated May 26, 2023, among Cal-Maine Foods, Inc., the Guarantors,
BMO Harris Bank N.A., as Administrative Agent, and the Lenders
10.6*
Cal-Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to
Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012)
10.7*
Cal-Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012)
10.8*
Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2020)
10.9*
Form of Restricted Stock Agreement for Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-
Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10K filed July 19,
2022)
10.10*
Supplemental Executive Retirement Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 27, 2023)
10.11*
Split Dollar Life Insurance Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.2 to the
Company’s Form 8-K filed March 27, 2023)
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
/s/ Sherman L. Miller
Sherman L. Miller
President and Chief Executive Officer
Date: July 25, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature Title

Date

/s/

Sherman L. Miller

President, Chief Executive Officer

July 25, 2023
Sherman L. Miller

and Director

(Principal Executive Officer)

/s/

Max P.

Bowman

Vice President, Treasurer,

Secretary,

July 25, 2023
Max P.

Bowman

Chief Financial Officer and Director

(Principal Financial Officer)

/s/ Matthew S. Glover

Vice President, Accounting

July 25, 2023
Matthew S. Glover

(Principal Accounting Officer)

/s/

Adolphus B. Baker

Chairman of the Board and Director

July 25, 2023
Adolphus B. Baker

/s/

Letitia C. Hughes

Director

July 25, 2023
Letitia C. Hughes

/s/

James E. Poole

Director

July 25, 2023
James E. Poole

/s/

Steve W. Sanders

Director

July 25, 2023
Steve W. Sanders

/s/

Camille S. Young

Director July 25, 2023
Camille S. Young