Form 10-Q
period 2023-09-02
CAL-MAINE FOODS INC
filed 2023-10-03
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
September 2, 2023

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
Yes
☑

No
☐
Indicate by check

mark whether the

registrant is a

large accelerated filer,

an accelerated filer,

a non-accelerated filer,

a smaller
reporting

company,

or

an

emerging

growth

company.

See

the

definitions

of

“large

accelerated

filer,”

“accelerated

filer,”
“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer
☑
Accelerated filer

☐
Non – Accelerated filer

☐
Smaller reporting company

☐
Emerging growth company

☐
If

an

emerging

growth

company,

indicate

by

check

mark

if

the

registrant

has

elected

not

to

use

the

extended
transition

period

for

complying

with

any

new

or

revised

financial

accounting

standards

provided

pursuant

to
Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes
☐

No
☑
There were
44,182,613

shares of Common

Stock, $0.01 par

value, and
4,800,000

shares of Class

A Common Stock,

$0.01 par
value, outstanding as of October 3, 2023.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

September 2, 2023 and June 3, 2023

3

Condensed Consolidated Statements of Income -
Thirteen Weeks Ended September 2, 2023 and August 27, 2022

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen Weeks Ended September 2, 2023 and August 27, 2022

5

Condensed Consolidated Statements of Cash Flows -

Thirteen Weeks Ended September 2, 2023 and August 27, 2022

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

16

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
24
Item 4.

Controls and Procedures

25

Part
II.

Other Information

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities, Use of Proceeds
, and Issuer Purchases of
Equity Securities

26

Item 6.

Exhibits

26

Signatures

27

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

September 2, 2023 June 3, 2023
Assets
Current assets:
Cash and cash equivalents $
360,343
$
292,824
Investment securities available-for-sale
249,619
355,090
Trade and other receivables, net
125,363
120,247
Income tax receivable
33,787
66,966
Inventories
280,801
284,418
Prepaid expenses and other current assets
14,145
5,380
Total current assets
1,064,058
1,124,925
Property, plant & equipment, net
752,580
744,540
Investments in unconsolidated entities
13,978
14,449
Goodwill
44,006
44,006
Intangible assets, net
15,347
15,897
Other long-term assets
10,398
10,708
Total Assets $
1,900,367
$
1,954,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses $
117,800
$
137,313
Accrued income taxes payable
8,288
8,288
Dividends payable
294
37,130
Total current liabilities
126,382
182,731
Other noncurrent liabilities
9,930
9,999
Deferred income taxes, net
152,725
152,212
Total liabilities
289,037
344,942
Commitments and contingencies - see Note 9
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
73,153
72,112
Retained earnings
1,571,744
1,571,112
Accumulated other comprehensive loss, net of tax
(2,291)
(2,886)
Common stock in treasury at cost –
26,078

shares at September 2, 2023 and
26,077
shares at June 3, 2023
(30,014)
(30,008)
Total Cal-Maine Foods, Inc. stockholders’ equity
1,613,343
1,611,081
Noncontrolling interest in consolidated entity
(2,013)
(1,498)
Total stockholders’ equity
1,611,330
1,609,583
Total Liabilities and Stockholders’ Equity $
1,900,367
$
1,954,525
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Net sales $
459,344
$
658,344
Cost of sales
413,911
440,854
Gross profit
45,433
217,490
Selling, general and administrative
52,246
53,607
(Gain) loss on disposal of fixed assets
(56)
33
Operating income (loss)
(6,757)
163,850
Other income (expense):
Interest income, net
7,346
903
Royalty income
349
428
Equity income (loss) of unconsolidated entities
(470)
144
Other, net
265
155
Total other income, net
7,490
1,630
Income before income taxes
733
165,480
Income tax expense
322
40,346
Net income
411
125,134
Less: Loss attributable to noncontrolling interest
(515)
(153)
Net income attributable to Cal-Maine Foods, Inc. $
926
$
125,287
Net income per common share:
Basic $
0.02
$
2.58
Diluted $
0.02
$
2.57
Weighted average shares outstanding:
Basic
48,690
48,623
Diluted
48,840
48,811
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Net income $
411

$

125,134
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities, net of reclassification adjustments
786
(997)
Income tax benefit (expense) related to items of other comprehensive income
(191)
243
Other comprehensive income (loss), net of tax
595
(754)
Comprehensive income
1,006
124,380
Less: Comprehensive loss attributable to the noncontrolling interest
(515)
(153)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
1,521
$
124,533
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Cash flows from operating activities:
Net income $
411
$
125,134
Depreciation and amortization
19,340
17,312
Deferred income taxes
322
(1,324)
Other adjustments, net
3,612
31,690
Net cash provided by operations
23,685
172,812
Cash flows from investing activities:
Purchases of investment securities
(28,296)
(51,834)
Sales and maturities of investment securities
135,768
20,296
Purchases of property, plant and equipment
(26,666)
(27,662)
Net proceeds from disposal of property, plant and equipment
74
78
Net cash provided by (used in) investing activities
80,880
(59,122)
Cash flows from financing activities:
Payments of dividends
(36,983)
(36,653)
Purchase of common stock by treasury
(5)
(45)
Principal payments on finance lease
(58)
(55)
Net cash used in financing activities
(37,046)
(36,753)
Net change in cash and cash equivalents
67,519
76,937
Cash and cash equivalents at beginning of period
292,824
59,084
Cash and cash equivalents at end of period $
360,343
$
136,021
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

2023 (the
“2023

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

on September

2,
2023 and August 27, 2022 included
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

As of

September 2,

2023

and
June 3,

2023, reserves

for credit

losses were

$
503

thousand and

$
579

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

Index

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
Following a quarter for which the Company does not report net income attributable to Cal-Maine Foods, Inc., the Company will not pay a dividend for a subsequent

profitable quarter until the Company is profitable on

a cumulative basis computed from the
date of the most recent quarter for which a dividend was paid. The dividend policy is subject to periodic review by the Board of
Directors.
New Accounting Pronouncements and Policies
No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our
Consolidated Financial Statements.
Note 2 - Investment Securities
The following represents the Company’s investment securities as of September 2, 2023 and June 3, 2023 (in thousands):
September 2, 2023
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
7,915
$
—
$
150
$
7,765
Commercial paper
8,913
—
15
8,898
Corporate bonds
128,031
—
1,090
126,941
Certificates of deposits
1,125
—
8
1,117
US government and agency obligations
94,584
—
320
94,264
Asset backed securities
10,683
—
49
10,634
Total current investment securities $
251,251
$
—
$
1,632
$
249,619
Mutual funds $
2,181
$
—
$
53
$
2,128
Total noncurrent investment securities $
2,181
$
—
$
53
$
2,128
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
91
$
2,081
Total noncurrent investment securities $
2,172
$
—
$
91
$
2,081
Available-for-sale
Proceeds from sales and maturities of

investment securities available-for-sale were $
135.8

million and $
20.3

million during the
thirteen weeks

ended September 2,

2023 and

August 27,

2022, respectively.

Gross realized

gains for

the thirteen

weeks ended
September 2,

2023

and August

27,

2022 were

$
2

thousand. Gross realized

losses for

the

thirteen weeks

ended September

2,
2023

and

August

27,

2022

were

$
8

thousand

and

$
27

thousand,

respectively.

There

were
no

allowances

for

credit

losses

at
September 2, 2023 and June 3, 2023.

Index

Actual maturities may differ

from contractual maturities as

some borrowers have

the right to call

or prepay obligations

with or
without penalties. Contractual maturities of current investments at September 2, 2023 are as follows (in thousands):
Estimated Fair Value
Within one year $
175,963
1-5 years
73,656
Total $
249,619
Noncurrent

There

were
no

sales of

noncurrent

investment securities

during

the

thirteen weeks

ended September

2,

2023

and August

27,
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
In

accordance with

the

fair value

hierarchy described

above, the

following

table shows

the

fair

value of

financial assets

and
liabilities measured at fair value on a recurring basis as of September 2, 2023 and June 3, 2023 (in thousands):
September 2, 2023 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
7,765
$
—
$
7,765
Commercial paper
—
8,898
—
8,898
Corporate bonds
—
126,941
—
126,941
Certificates of deposits — 1,117 — 1,117
US government and agency obligations
—
94,264
—
94,264
Asset backed securities
—
10,634
—
10,634
Mutual funds
2,128
—
—
2,128
Total assets measured at fair value $
2,128
$
249,619
$
—
$
251,747

Index

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
Note 4 - Inventories
Inventories consisted of the following as of September 2, 2023 and June 3, 2023 (in thousands):

September 2, 2023 June 3, 2023
Flocks, net of amortization $
165,138
$
164,540
Eggs and egg products
27,604
28,318
Feed and supplies
88,059
91,560
$
280,801
$
284,418
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders

(male

and

female

chickens

used

to

produce

fertile

eggs

to

hatch

for

egg

production

flocks).

Our

total

flock

at
September 2,

2023 and

June 3,

2023 consisted

of approximately
10.0

million and
10.8

million pullets

and breeders

and
41.9
million and
41.2

million layers, respectively.
Note 5 - Equity
The following reflects equity activity for the thirteen weeks ended September 2, 2023 and August 27, 2022 (in thousands):
Thirteen Weeks Ended September 2, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 3,
2023 $
703
$
48
$
(30,008)
$
72,112
$
(2,886)
$
1,571,112
$
(1,498)
$
1,609,583
Other comprehensive
income, net of tax — — — —
595
— —
595
Stock compensation
plan transactions — —
(6)
1,041
— — —
1,035
Dividends ($
0.006
per share)
Common — — — — —
(265)
—
(265)
Class A common — — — — —
(29)
—
(29)
Net income (loss) — — — — —
926
(515)
411
Balance at
September 2, 2023 $
703
$
48
$
(30,014)
$
73,153
$
(2,291)
$
1,571,744
$
(2,013)
$
1,611,330

Index

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
(48)
1,028
— — —
980
Dividends ($
0.853
per share)
Common — — — — —
(37,648)
—
(37,648)
Class A common — — — — —
(4,094)
—
(4,094)
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
Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Numerator
Net income $
411
$
125,134
Less: Loss attributable to noncontrolling interest
(515)
(153)
Net income attributable to Cal-Maine Foods, Inc. $
926
$
125,287
Denominator
Weighted-average common shares outstanding, basic
48,690
48,623
Effect of dilutive restricted shares
150
188
Weighted-average common shares outstanding, diluted
48,840
48,811
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
0.02
$
2.58
Diluted $
0.02
$
2.57

Note 7 - Revenue from Contracts with Customers
Satisfaction of Performance Obligation
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

Index

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
Disaggregation of Revenue
The following table provides revenue disaggregated by product category (in thousands):
Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Conventional shell egg sales $
225,280
$
425,589
Specialty shell egg sales
208,681
200,820
Egg products
22,223
27,640
Other
3,160
4,295
$
459,344
$
658,344
Contract Costs
The Company can incur costs to obtain or fulfill a contract with a customer.

If the amortization period of these costs is less than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and is

amortized over

the contract

life as

a reduction

in net

sales. As

of September

2, 2023

and June

3, 2023,

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

September

2,

2023

and

August

27,
2022.
Unrecognized compensation

expense as

a result

of non-vested

shares of

restricted stock

outstanding under

the Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

September

2,

2023

of

$
6.1

million

will

be

recorded

over

a

weighted
average period of
1.9

years. Refer to Part II

Item 8, Notes to Consolidated

Financial Statements and Supplementary Data, Note
14 - Stock Compensation Plans in our 2023 Annual Report for further information on our stock compensation plans.

Index

The Company’s restricted share activity for the thirteen weeks ended September 2, 2023 follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 3, 2023
294,140
$
43.72
Vested
(305)
37.70
Forfeited
(1,329)
44.68
Outstanding, September 2, 2023
292,506
$
43.72

Note 9 - Commitments and Contingencies
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
Texas.

On September 29, 2023,

the Supreme Court denied

the Company’s

Petition for Review so

the case will be

remanded to
the trial court for further proceedings. Management believes the risk of material loss related to this matter to be remote.

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

other egg
producers. The Egg

Products Plaintiffs

seek to

enjoin the

Company and other

defendants from engaging

in antitrust violations
and seek treble money damages. On May 2, 2022, the court

set trial for October 24, 2022, but on September 20, 2022,

the court
cancelled the trial date due to COVID-19 protocols and converted the trial date to a status hearing to reschedule the jury trial. A
preliminary pre-trial order was filed by the parties on August 22, 2023, and trial is now set for October 17, 2023.

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

Index

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

14

days

following

mediation.

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

guidance from
the

court

as

to

what

might

be

considered

appropriate

remedies,

the

ongoing

negotiations

and

mediation

with

the

State

of
Oklahoma, and uncertainty regarding what our proportionate share of any remedy would be, although

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
Note 10 - Subsequent Events
Effective

on

September

28,

2023,

the

Company

entered

into

a

definitive

agreement

to

acquire

substantially

all

the

assets

of
Fassio

Egg

Farms,

Inc.

(“Fassio”),

related

to

its

commercial

shell

egg

production

and

processing

business.

The

assets

to

be
acquired, subject to the completion of

this transaction, include commercial shell egg

production and processing facilities with a
current capacity

of approximately
1.2

million laying

hens, primarily

cage-free, a

feed mill,

pullets, a

fertilizer production

and
composting operation and land located in Erda, Utah, outside Salt Lake City.

Index

ITEM

2.

MANAGEMENT’S
DISCUSSION
AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS
The following

should be

read in

conjunction with

Management’s

Discussion and

Analysis of

Financial Condition

and Results
of Operations included

in Part II

Item 7 of

the Company’s

Annual Report on

Form 10-K for

its fiscal year

ended June 3,

2023
(the “2023 Annual Report”), and the accompanying financial statements and notes included in Part II Item 8 of the 2023 Annual
Report and in
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

the 2023
Annual Report,

the risk

factors (if

any) set

forth in

Part II

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

increased costs

and higher

and potentially
further increases in, inflation

and interest rates, which

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

and we

have one

operating and

reportable
segment.

We

are

the

largest

producer

and

distributor

of

fresh

shell

eggs

in

the

U.S.

Our

total

flock

of

approximately

41.9
million layers and

10.0 million pullets

and breeders is

the largest in

the U.S. We

sell most of

our shell eggs

to a diverse

group
of customers, including

national and regional

grocery store chains,

club stores, companies

servicing independent supermarkets
in

the

U.S.,

food

service

distributors,

and

egg

product

consumers

located

primarily

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

Index

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

or

hedge

against

increases

in

the

prices

of

corn

and

soybean

meal.

Corn

and

soybean

meal

are

commodities

and

are
subject

to

volatile

price

changes

due

to

weather,

various

supply

and

demand

factors,

transportation

and

storage

costs,
speculators, agricultural, energy and trade policies in the U.S. and internationally,

and most recently the Russia-Ukraine war.
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
U.S. population,

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

of

cage-free

egg

sales

has

continued

to

increase

and

account

for

a

larger

share

of

our

product

mix.

Cage-free

egg
revenue represented approximately 33.0% of our total net shell egg revenue for the first quarter of fiscal year 2024. At the same time,

we

understand

the importance

of

our

continued

ability to

provide conventional

eggs

in order

to

provide our

customers
with a variety of egg choices and to address hunger in our communities.

For

additional

information,

see

the

2023

Annual

Report,

Part

I

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government Regulation,”

and the

first risk

factor in

Part I

Item 1A,

“Risk Factors”

under the

sub-
heading “Legal and Regulatory Risk Factors.”
ACQUISITION
After the

end of

the fiscal

quarter,

we entered

into a

definitive agreement

to acquire

substantially all

the assets

of Fassio

Egg
Farms,

Inc.

(“Fassio”),

related

to

its

commercial

shell

egg

production

and

processing

business.

The

assets

to

be

acquired,

Index

subject to

the completion

of the

transaction, include

commercial shell

egg production

and processing

facilities with

a current
capacity

of

approximately

1.2

million

laying

hens,

primarily

cage-free,

a

feed

mill,

pullets,

a

fertilizer

production

and
composting

operation

and

land

located

in

Erda,

Utah,

outside

Salt

Lake

City.

We

expect

the

transaction

to

close

during

the
second quarter of fiscal 2024,

subject to customary closing conditions. Once

completed, the acquisition will expand our

market
presence in Utah and the western United States.
HPAI;

EGG SUPPLY OUTLOOK
The most recent

outbreak of highly

pathogenic avian influenza (“HPAI”)

impacted our business

and financial results primarily
during the fourth quarter of fiscal 2022

and continuing through the first part of our

fourth quarter of fiscal 2023.

For additional
information, see

the 2023

Annual Report,

Part II

Item 7

“Management’s

Discussion and

Analysis of

Financial Condition

and
Results of Operations –

HPAI.”

While the last occurrence

in a commercial egg

laying flock was in

December 2022, there have
been

occurrences in

other

avian populations

in

the

U.S.

since then.

HPAI

is

still present

in

the

wild bird

population and

the
extent

of

possible

future

outbreaks,

particularly

during

the

upcoming

fall

migration

season,

cannot

be

predicted.

There

have
been no

positive tests

for HPAI

at any

of Cal-Maine

Foods’ owned

or contracted

production facilities

as of

October 3,

2023.
Based on USDA data,

we believe that the

U.S. layer hen flock,

which declined as a

result of flock depletions due

to HPAI,

has
largely recovered but remains slightly lower than the five-year average.
Layer hen numbers

reported by the

USDA as of

September 1, 2023,

were 318.2 million,

which represents an

increase of 3.1%
compared with

the

layer hen

inventory

a year

ago. The

USDA also

reported

that

the hatch

from April

2023

through August
2023 increased 2.0% as compared with the prior-year period, indicating that layer flocks may continue to increase in the future.

EXECUTIVE OVERVIEW
For the first quarter

of fiscal 2024, we

recorded a gross profit

of $45.4 million compared

to $217.5 million for

the same period
of fiscal 2023, with

the decrease due primarily

to lower conventional shell

egg prices and increased

labor costs, partially offset
by lower farm production costs due to the decrease in feed ingredient prices.
Our

net

average selling

price

per

dozen for

the first

quarter

of

fiscal 2024

was

$1.589

compared

to $2.275

in

the prior-year
period. Conventional egg

prices per dozen

were $1.241

compared to $2.368

for the prior-year

period, and specialty

egg prices
per dozen were $2.278 compared

to $2.101 for the prior-year

period. Conventional egg prices were

lower in the first

quarter of
fiscal 2024

compared to

the prior-year

period as

overall egg

supply recovers

from the

most recent

HPAI

outbreak. The

daily
average price for the Urner Barry southeast large index for the first quarter of fiscal 2024 decreased 48.7% from the comparable period in the

prior year.

In the first

quarter of fiscal 2024,

specialty egg prices exceeded

conventional egg prices as

opposed to
the first

quarter of

fiscal 2023,

returning to

a historically

normal relative

position. Conventional

egg prices

generally respond
more quickly

to market

conditions because

we sell

the majority

of our

conventional shell

eggs based

on formulas

that adjust
periodically and

take into

account, in

varying ways,

independently quoted

regional wholesale

market prices

for shell

eggs or
formulas related to our

costs of production. The

majority of our specialty

eggs are typically sold

at prices and terms

negotiated
directly with

customers and

therefore do

not fluctuate

as much

as conventional

pricing. For

information about

historical shell
egg prices, see Part I Item I of our 2023 Annual Report.

Our total

dozens sold

decreased 0.8%

to 273.1

million dozen

shell eggs

for the

first quarter

of fiscal

2024 compared

to 275.3
million dozen for

the same period

of fiscal 2023.

For the first

quarter of fiscal

2024, conventional dozens

sold increased 1.0%
and specialty dozens sold decreased 4.2% as compared

to the same quarter in fiscal 2023. Demand

for specialty eggs decreased
in

the

first

quarter

of

fiscal

2024

compared

to

the

same

prior

year

period

due

primarily

to

the

large

decrease

in

prices

for
conventional eggs compared to the prior four quarters.

Our farm

production costs

per dozen

produced for

the first

quarter of

fiscal 2024

decreased 1.0%,

or $0.01,

compared to

the
first quarter of

fiscal 2023. However,

feed costs per

dozen produced decreased 10.5%

or $0.07 compared

to the first

quarter of
fiscal 2023

primarily due

to reduced

corn prices,

our primary

feed ingredient.

For the

first quarter

of fiscal

2024, the

average
Chicago

Board

of

Trade

(“CBOT”)

daily

market

price

was

$5.30

per

bushel

for

corn

and

$422

per

ton

for

soybean

meal,
representing decreases of 20.2% and 7.4%, respectively,

compared to the average daily CBOT prices for the

comparable period
in the prior year. For information about historical corn and soybean meal prices, see Part I Item I of our 2023 Annual Report.

Index

RESULTS OF OPERATIONS
The following table sets

forth, for the periods

indicated, certain items from

our Condensed Consolidated Statements

of Income
expressed as a percentage of net sales.
Thirteen Weeks Ended
September 2, 2023
August 27, 2022
Net sales 100.0% 100.0%
Cost of sales 90.1% 67.0%
Gross profit 9.9% 33.0%
Selling, general and administrative 11.3% 8.1%
Operating income (loss) (1.4) % 24.9%
Total other income, net 1.6% 0.2%
Income before income taxes 0.2% 25.1%
Income tax expense 0.1% 6.1%
Net income 0.1% 19.0%
Less: Loss attributable to noncontrolling interest (0.1) % — %
Net income attributable to Cal-Maine Foods, Inc. 0.2% 19.0%
NET SALES
Total net

sales for the first

quarter of fiscal 2024

were $459.3 million compared

to $658.3 million for

the same period of

fiscal
2023.
Net shell

egg sales

represented 95.2%

and 95.8%

of total

net sales

for the

first quarters

of fiscal

2024 and

2023, respectively.
Shell egg

sales classified

as “Other”

represent sales

of miscellaneous

byproducts and

resale products

included with

our shell
egg operations.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks Ended
September 2, 2023 August 27, 2022
Total net sales $ 459,344 $ 658,344
Conventional $ 225,280 51.6% $ 425,589 67.5%
Specialty 208,681 47.7% 200,820 31.8%
Egg sales, net 433,961 99.3% 626,409 99.3%
Other 3,160 0.7% 4,295 0.7%
Net shell egg sales $ 437,121 100.0% $ 630,704 100.0%
Net shell egg sales as a percent of total net sales 95.2% 95.8%
Dozens sold:
Conventional 181,530 66.5% 179,712 65.3%
Specialty 91,596 33.5% 95,605 34.7%
Total dozens sold 273,126 100.0% 275,317 100.0%
Net average selling price per dozen:
Conventional $ 1.241 $ 2.368
Specialty $ 2.278 $ 2.101
All shell eggs $ 1.589 $ 2.275
Egg products sales:

Egg products net sales $ 22,223 $ 27,640
Pounds sold 19,353 16,502
Net average selling price per pound $ 1.148 $ 1.675
Shell egg net sales
First Quarter – Fiscal 2024 vs. Fiscal 2023
-
In

the first

quarter of

fiscal 2024,

conventional egg

sales decreased

$200.3 million,

or

47.1%, compared

to the

first
quarter

of

fiscal

2023,

primarily

due

to

a

47.6%

decrease

in

the

prices

for

conventional

eggs,

which

resulted

in

a
$204.6 million decrease in net sales, partially offset by a 1.0% increase in the volume of conventional eggs sold, which resulted in a $4.3 million increase in net sales.
-
Conventional egg prices decreased

in the first quarter

of fiscal 2024 compared

to the first quarter

of fiscal 2023 as

the
U.S.

egg supply

recovers from

the most

recent HPAI

outbreak that

impacted our

results primarily

during the

fourth
quarter of fiscal 2022 and continuing through the first part of our fourth quarter of fiscal 2023.

-
Specialty egg

sales increased

$7.9 million, or

3.9%, in

the first

quarter of fiscal

2024 compared

to the first

quarter of
fiscal

2023,

primarily

due

to

an

8.4%

increase

in

the

prices

for

specialty

eggs,

which

resulted

in

a

$16.2

million
increase in net sales,

partially offset by

a 4.2% decrease in

the volume of specialty

eggs sold, which resulted

in a $8.4
million decrease in net sales.

- Net average selling prices of specialty eggs increased in response to higher input costs and market conditions.
-
Demand for

specialty eggs

decreased as

conventional egg

prices were

significantly lower

in the

first quarter

of fiscal
2024 compared to the first quarter of fiscal 2023.

-
Cage-free egg

revenue for

the first

quarter of

fiscal 2024

represented 33.0%

of our

total net

shell egg

revenue versus
19.4% for

the same

prior year

period due

to the

lower conventional

egg prices

causing conventional

egg revenue

to
represent a smaller proportion of our total sales.

Index

Egg products net sales
First Quarter – Fiscal 2024 vs. Fiscal 2023
-
Egg

products

net

sales

decreased

$5.4

million,

or

19.6%,

for

the

first

quarter

of

fiscal

2024

compared

to

the

same
period of

fiscal 2023,

primarily due

to a

31.5% selling

price decrease,

which had

a $10.2

million negative

impact on
net sales.
-
Our egg products net average selling price

decreased in the first quarter of

fiscal 2024, compared to the first

quarter of
fiscal 2023 as the supply of shell eggs used to produce egg products recovers from the most recent HPAI outbreak.

COST OF SALES
Costs of sales

for the first

quarter of fiscal

2024 were $413.9

million compared to

$440.9 million for

the same period

of fiscal
2023.

The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks Ended
September 2, 2023 August 27, 2022
%
Change
Cost of Sales:
Farm production $ 253,507 $ 266,651 (4.9) %
Processing, packaging, and warehouse 81,906 81,417 0.6
Egg purchases and other (including change in inventory) 60,797 68,298 (11.0)
Total shell eggs 396,210 416,366 (4.8)
Egg products 17,701 24,488 (27.7)
Total $ 413,911 $ 440,854 (6.1) %
Farm production costs (per dozen produced)
Feed $ 0.597 $ 0.667 (10.5) %
Other $ 0.439 $ 0.379 15.8%
Total $ 1.036 $ 1.046 (1.0) %
Outside egg purchases (average cost per dozen) $ 1.65 $ 2.57 (35.8) %
Dozens produced 250,356 257,654 (2.8) %
Percent produced to sold 91.7% 93.6% (2.0) %
Farm Production
First Quarter – Fiscal 2024 vs. Fiscal 2023
- Feed costs per dozen produced decreased 10.5% in the first quarter of fiscal 2024 compared to the first quarter of fiscal
2023. This decrease

was primarily due to

lower prices for corn,

our primary feed

ingredient. Basis levels for

corn and
soybean meal were lower in our areas of operations compared to our prior year first fiscal quarter. The decrease in feed cost per

dozen resulted

in a

decrease in

cost of

sales of

$17.5 million

for the

first quarter

of fiscal

2024 compared

to
the prior period quarter.
-
For the first

quarter of fiscal

2024, the average

daily CBOT market

price was $5.30

per bushel for

corn and $422

per
ton of soybean meal, representing decreases of 20.2% and

7.4%, respectively, as compared

to the average daily CBOT
prices for the first quarter of fiscal 2023.

-
Other farm production costs increased primarily due to higher flock amortization and facility costs. Flock amortization
increased

primarily

from

higher

capitalized

feed

costs

as

well

as

higher

amortization

costs

from

an

increase

in

our
cage-free production.

Cage-free dozens

sold increased

12.6% in

the first

quarter of

fiscal 2024

compared to

the first
quarter of fiscal 2023.

Index

-
Facility

costs

increased

due

primarily

to

increased

labor

costs.

Labor

costs

increased

16.5%

compared

to

the

first
quarter of fiscal 2023 primarily due to increase in contract labor in response to labor shortages.
Current indications

for corn

project an

overall better

stocks-to-use ratio;

however,

until this

year’s harvest

is complete

and as
long

as

outside

factors

remain

uncertain

(including

weather

patterns

and

the

Russia-Ukraine

war

and

its

effect

on

export
markets), volatility could remain. Soybean meal supply has remained tight relative to demand in the first quarter of fiscal

2024.
Processing, packaging, and warehouse
First Quarter – Fiscal 2024 vs. Fiscal 2023
- Processing, packaging, and warehouse costs remained relatively consistent compared to the first quarter of fiscal 2023.
On a per dozen basis, costs in this category increased due to the decrease in processing volume.

Egg purchases and other (including change in inventory)
First Quarter – Fiscal 2024 vs. Fiscal 2023
-
Costs in

this category

decreased primarily

due to

lower shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases decreased 35.8% compared to first quarter of fiscal 2023. The decrease was partially offset by an increase in the volume of outside egg purchases, causing the percentage of produced to sold to decrease to 91.7% from 93.6%.
GROSS PROFIT

Gross profit for the first quarter of fiscal 2024 was $45.4 million compared to $217.5 million for the same period of fiscal 2023.
The decrease of $172.1 million was primarily due to lower conventional egg prices and increased labor costs, partially offset by lower farm production costs due to the decrease in feed ingredient prices.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

marketing,

distribution,

accounting

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks Ended
September 2, 2023 August 27, 2022 $ Change % Change
Specialty egg expense $ 12,005 $ 13,067 $ (1,062) (8.1) %
Delivery expense 17,691 19,916 (2,225) (11.2) %
Payroll, taxes and benefits 12,066 10,987 1,079 9.8%
Stock compensation expense 1,040 1,025 15 1.5%
Other expenses 9,444 8,612 832 9.7%
Total $ 52,246 $ 53,607 $ (1,361) (2.5) %
First Quarter – Fiscal 2024 vs. Fiscal 2023
Specialty egg expense
-
Specialty

egg

expense

decreased

primarily

due

to

a

reduction

in

franchise

fees

to

Eggland’s

Best,

Inc.

as

well

as
reduced sales volume of specialty eggs.
Delivery expense
-
The decreased delivery expense is primarily due to a decrease in fuel and contract trucking expenses in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
Payroll, taxes and benefits expense
-
The increase

in payroll,

taxes and

benefits expense

is due

to an

increase in

salaries and

wages compared

to the

first
quarter of fiscal year 2023.
Other expense
-
The increase in

other expense is

primarily due an

increase in legal

fees in the

first quarter of

fiscal 2024 compared

to
the first quarter of fiscal 2023.

Index

OPERATING

INCOME (LOSS)
For the first quarter

of fiscal 2024, we

recorded operating loss of

$6.8 million compared to

operating income of $163.9

million
for the same period of fiscal 2023.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the first

quarter of

fiscal 2024, we

earned $7.5 million

of interest income

compared to $1.1

million for the

same period of
fiscal

2023.

The

increase

resulted

from

significantly

higher

investment

balances

and

higher

interest

rates.

The

Company
recorded interest

expense of

$142 thousand

and $148

thousand for

the first

quarters ended

September 2,

2023 and

August 27,
2022, respectively.
INCOME TAXES
For the first quarter of fiscal

2024, pre-tax income was $733 thousand

compared to $165.5 million for the

same period of fiscal
2023. We

recorded income tax expense of $322

thousand for the first quarter of

fiscal 2024, which reflects an effective

tax rate
of 43.9%.

Income tax expense

was $40.3 million

for the comparable

period of fiscal

2023, which reflects

an effective tax

rate
of 24.4%.

The increase

in the

effective

tax rate

for first

quarter of

fiscal 2024

is primarily

due to

the loss

attributable to

our
noncontrolling interest. Taxable income for the

first quarter of fiscal 2024 was $1.2 million and excludes the loss attributable to
noncontrolling interest of $515 thousand, which represents an effective tax rate of 25.7%.
At September 2, 2023, the Company had an income tax receivable of $33.8 million compared to an income tax receivable of
$67.0 million at June 3, 2023. The change is primarily due to receipt during the first quarter of fiscal 2024 of a $33.2 million federal tax refund plus associated federal interest income related to the carryback of fiscal 2021 taxable net operating losses.
Our effective tax rate differs

from the federal statutory income tax rate

due to state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the first

quarter ended

September 2,

2023, was

$926 thousand,

or $0.02
per basic and

diluted common share,

compared to net

income attributable to

Cal-Maine Foods, Inc.

of $125.3 million

or $2.58
per basic and $2.57 per diluted common share for the same period of fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Current Ratio
Our working capital

at September 2,

2023 was $937.7 million,

compared to $942.2

million at June

3, 2023. The

calculation of
working capital

is defined

as current

assets less

current liabilities.

Our current

ratio was

8.4 at

September 2,

2023, compared
with 6.2 at June 3, 2023. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the

thirteen weeks

ended September

2, 2023,

$23.7 million

in net

cash was

provided by

operating activities,

compared to
$172.8

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2023.

The

decrease

in

cash

flow

from
operating activities resulted primarily from lower selling prices for conventional eggs compared to the prior-year period.
Cash Flows from Investing Activities
We

continue to

invest in

our facilities,

with $26.7

million used

to purchase

or construct

property,

plant and

equipment for

the
thirteen weeks ended

September 2, 2023,

compared to $27.7

million in the

same period of

fiscal 2023. Sales

and maturities of
investment

securities

were

$135.8

million

in

the

first

quarter

of

fiscal

2024,

compared

to

$20.3

million

in

fiscal

2023.

The

Index

increase in sales

and maturities of

investment securities is

primarily due to

the maturities of

short-term investments during

the
period.

Cash Flows from Financing Activities
We

paid

dividends of

$37.0 million

for

the thirteen

weeks ended

September 2,

2023 compared

to $36.7

million

in the

same
prior-year period.
As of September 2, 2023,

cash increased $67.5 million since June

3, 2023, compared to an

increase of $76.9 million during the
same period of fiscal 2023.
Credit Facility
We

had no long-term

debt outstanding at

September 2, 2023

or June 3,

2023. On November

15, 2021, we

entered into a

credit
agreement

that

provides for

a

senior

secured revolving

credit

facility (the

“Credit

Facility”), in

an

initial aggregate

principal
amount

of

up

to

$250

million with

a

five-year

term. As

of

September 2,

2023,

no

amounts were

borrowed under

the

Credit
Facility. We

have $4.3 million in outstanding

standby letters of credit issued

under our Credit Facility for

the benefit of certain
insurance companies.

Refer to

Part II

Item 8,

Notes to

Consolidated Financial

Statements and

Supplementary Data,

Note 10

-
Credit Facility included in our 2023 Annual Report for further information regarding our long-term debt.
Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition toward

their announced timelines

for cage-free egg

sales. The

following table presents

material construction
projects approved as of September 2, 2023 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of
September 2, 2023
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2024 54,702 23,221 31,481
Cage-Free Layer & Pullet Houses Fiscal 2025 40,099 29,471 10,628
Feed Mill Fiscal 2025 10,800 36 10,764
Cage-Free Layer & Pullet Houses Fiscal 2026 38,883 24,623 14,260
Cage-Free Layer & Pullet Houses Fiscal 2027 56,923 24,311 32,612
$ 201,407 $ 101,662 $ 99,745
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

Consolidated Financial Statements included in this Quarterly Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates are

those estimates

made in

accordance with

U.S. generally

accepted accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial condition

or results

of operations.

There have

been no

changes to

our critical

accounting estimates

identified in

our
2023 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirteen weeks ended September 2, 2023 from the information provided in Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual
Report.

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of September 2, 2023 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no

change in our

internal control over

financial reporting that

occurred during the

quarter ended September

2, 2023
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2023

Annual
Report,

Part I

Item 3

Legal Proceedings,

and Part

II

Item 8,

Notes

to Consolidated

Financial

Statements and

Supplementary
Data, Note 16 - Commitments and Contingencies, and (ii) in this Quarterly Report in
Note 9
- Commitments and Contingencies
of the Notes to Condensed Consolidated Financial Statements, which discussions are incorporated herein by reference.
ITEM 1A.

RISK
FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s 2023 Annual Report.
ITEM 2.

UNREGISTERED SALES

OF EQUITY

SECURITIES, USE

OF PROCEEDS,

AND ISSUER

PURCHASES
OF EQUITY SECURITIES

The following table is a summary of our first quarter 2024 share repurchases:
Issuer Purchases of Equity Securities
Total Number of Maximum Number
Shares Purchased of Shares that
Total Number Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
06/04/23 to 07/01/23 — $ — — —
07/02/23 to 07/29/23 106 44.75 — —
07/30/23 to 09/02/23 — — — —
106 $ 44.75 — —
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

October 3, 2023
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:

October 3, 2023 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿