Form 10-Q
period 2023-12-02
CAL-MAINE FOODS INC
filed 2024-01-03
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
December 2, 2023

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
Yes
☐

No
☑
There were
44,182,613

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of January 3, 2024.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

December 2, 2023 and June 3, 2023

3

Condensed Consolidated Statements of Income -
Thirteen and Twenty -six Weeks Ended December 2, 2023 and November 26, 2022

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Twenty -six Weeks Ended December 2, 2023 and November 26, 2022

5

Condensed Consolidated Statements of Cash Flows -

Twenty-six Weeks Ended December 2, 2023 and November 26, 2022

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

19

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
29
Item 4.

Controls and Procedures

29

Part
II.

Other Information

Item 1.

Legal Proceedings

30

Item 1A.

Risk Factors

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 6.

Exhibits

30

Signatures

31

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

December 2, 2023 June 3, 2023
Assets
Current assets:
Cash and cash equivalents $
361,783
$
292,824
Investment securities available-for-sale
206,045
355,090
Trade and other receivables, net
165,391
120,247
Income tax receivable
33,771
66,966
Inventories
287,270
284,418
Prepaid expenses and other current assets
9,673
5,380
Total current

assets
1,063,933
1,124,925
Property, plant &

equipment, net
815,468
744,540
Investments in unconsolidated entities
14,370
14,449
Goodwill
45,776
44,006
Intangible assets, net
17,074
15,897
Other long-term assets
10,184
10,708
Total Assets $
1,966,805
$
1,954,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
98,144
$
82,590
Accrued wages and benefits
20,164
38,733
Accrued income taxes payable
8,445
8,288
Dividends payable
5,682
37,130
Accrued expenses and other liabilities
21,352
15,990
Total current

liabilities
153,787
182,731
Other noncurrent liabilities
30,571
9,999
Deferred income taxes, net
158,483
152,212
Total liabilities
342,841
344,942
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
74,214
72,112
Retained earnings
1,583,071
1,571,112
Accumulated other comprehensive loss, net of tax
(1,614)
(2,886)
Common stock in treasury at cost –
26,078

shares at December 2, 2023 and
26,077
shares at June 3, 2023
(30,014)
(30,008)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,626,408
1,611,081
Noncontrolling interest in consolidated entity
(2,444)
(1,498)
Total stockholders’

equity
1,623,964
1,609,583
Total Liabilities and Stockholders’

Equity
$
1,966,805
$
1,954,525
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 December 2, 2023 November 26, 2022
Net sales $
523,234
$
801,700
$
982,578
$
1,460,044
Cost of sales
432,104
483,851
846,015
924,705
Gross profit
91,130
317,849
136,563
535,339
Selling, general and administrative
76,578
57,952
128,824
111,559
Loss on disposal of fixed assets
318
29
262
62
Operating income
14,234
259,868
7,477
423,718
Other income (expense):
Interest income, net
6,987
1,930
14,333
2,833
Royalty income
301
344
650
772
Equity income (loss) of unconsolidated
entities
29
(987)
(441)
(843)
Other, net
567
1,113
832
1,268
Total other income, net
7,884
2,400
15,374
4,030
Income before income taxes
22,118
262,268
22,851
427,748
Income tax expense
5,540
63,974
5,862
104,320
Net income
16,578
198,294
16,989
323,428
Less: Loss attributable to noncontrolling
interest
(431)
(293)
(946)
(446)
Net income attributable to Cal-Maine Foods,
Inc. $
17,009
$
198,587
$
17,935
$
323,874
Net income per common share:
Basic $
0.35
$
4.08
$
0.37
$
6.66
Diluted $
0.35
$
4.07
$
0.37
$
6.63
Weighted average

shares outstanding:
Basic
48,690
48,624
48,691
48,624
Diluted
48,866
48,840
48,854
48,827
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 December 2, 2023 November 26, 2022
Net income $
16,578
$
198,294
$
16,989
$
323,428
Other comprehensive income (loss), before
tax:
Unrealized holding gain (loss) on available-
for-sale securities, net of reclassification
adjustments
895
(974)
1,681
(1,971)
Income tax benefit (expense) related to
items of other comprehensive income
(218)
237
(409)
480
Other comprehensive income (loss), net of tax
677
(737)
1,272
(1,491)
Comprehensive income
17,255
197,557
18,261
321,937
Less: Comprehensive loss attributable to the
noncontrolling interest
(431)
(293)
(946)
(446)
Comprehensive income attributable to Cal-
Maine Foods, Inc. $
17,686
$
197,850
$
19,207
$
322,383
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022
Cash flows from operating activities:
Net income $
16,989
$
323,428
Depreciation and amortization
39,394
34,729
Deferred income taxes
5,862
(540)
Other adjustments, net
11,407
(12,830)
Net cash provided by operations
73,652
344,787
Cash flows from investing activities:
Purchases of investment securities
(43,569)
(152,365)
Sales and maturities of investment securities
196,104
65,279
Investment in unconsolidated entities
(363)
—
Acquisition of business
(53,746)
—
Purchases of property,

plant and equipment
(65,774)
(59,709)
Net proceeds from disposal of property,

plant and equipment
150
92
Net cash provided by (used in) investing activities
32,802
(146,703)
Cash flows from financing activities:
Payments of dividends
(37,276)
(78,394)
Purchase of common stock by treasury
(5)
(45)
Principal payments on finance lease
(214)
(94)
Net cash used in financing activities
(37,495)
(78,533)
Net change in cash and cash equivalents
68,959
119,551
Cash and cash equivalents at beginning of period
292,824
59,084
Cash and cash equivalents at end of period $
361,783
$
178,635
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The

unaudited

condensed

consolidated

financial

statements

of

Cal-Maine

Foods,

Inc.

and

its

subsidiaries

(the

“Company,”
“we,” “us,” “our”)

have been prepared

in accordance with

the instructions to

Form 10-Q and

Article 10 of

Regulation S-X and
in

accordance

with generally

accepted

accounting

principles in

the

United

States of

America

(“GAAP”)

for

interim

financial
reporting and

should be

read in

conjunction with

our Annual

Report on

Form 10-K

for the fiscal

year ended

June 3,

2023 (the
“2023

Annual

Report”).

These

statements

reflect

all

adjustments

that

are,

in

the

opinion

of

management,

necessary

to

a

fair
statement of the results for

the interim periods presented

and, in the opinion of

management, consist of adjustments

of a normal
recurring nature.

Operating results for

the interim periods

are not necessarily

indicative of operating

results for the

entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on December 2, 2023 and November 26, 2022 included
13 weeks

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
Trade Receivables

Trade receivables are stated at their carrying

values, which include a reserve for credit losses. As of December

2, 2023 and June
3,

2023,

reserves

for

credit

losses

were

$
536

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
Goodwill
Goodwill

represents

the

excess

of

the

purchase

price

over

the

fair

value

of

the

identifiable

net

assets

acquired.

Goodwill

is
evaluated

for

impairment

annually

by

first

performing

a

qualitative

assessment

to

determine

whether

a

quantitative

goodwill

Index

test is

necessary.

After assessing

the totality

of events

or circumstances,

if we

determine it

is more

likely than

not that

the fair
value

of

a

reporting

unit

is

less

than

its

carrying

amount,

then

we

perform

additional

quantitative

tests

to

determine

the
magnitude of any impairment.

Intangible Assets
Intangible

assets

are

initially

recorded

at

fair

value

in

business

acquisitions,

which

include

franchise

rights,

customer
relationships, non-compete

agreements, trademark

and right

of use

intangibles. They

are amortized

over their

estimated useful
lives

of

5

to

15

years. The

gross

cost

and

accumulated

amortization

of

intangible

assets

are

removed

when

the

recorded
amounts

are fully

amortized

and

the asset

is no

longer

in use

or the

contract has

expired.

When certain

events or

changes in
operating conditions

occur,

asset lives may

be adjusted

and an impairment

assessment may

be performed

on the recoverability
of the carrying amounts.
Indefinite life assets are recorded at fair value in business acquisitions and represents water rights. They are not amortized, but
are reviewed for impairment at least annually or more frequently if impairment indicators arise.
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

Index

New Accounting Pronouncements and Policies
No new accounting pronouncement issued or effective

during the fiscal year had or is expected to have a material impact on our
Consolidated Financial Statements.
Note 2 - Acquisition
Effective
September 30, 2023
, the Company

acquired the assets of

Fassio Egg Farms,

Inc. (“Fassio”), related

to its commercial
shell

egg

production

and

processing

business.

Fassio

owns

and

operates

commercial

shell

egg

production

and

processing
facilities with

a capacity

at the

time of

acquisition of

approximately
1.2

million

laying hens,

primarily

cage-free,

a feed

mill,
pullets, a

fertilizer production

and composting

operation and

land located

in Erda, Utah,

outside Salt

Lake City.

The Company
accounted for the acquisition as a business combination.

The following table summarizes the consideration paid

for Fassio and the amounts of the assets acquired and

liabilities assumed
recognized at the acquisition date (in thousands):

Cash consideration paid $
53,746
Fair value of contingent consideration
1,000
Total estimated purchase

consideration
54,746
Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory $
6,164
Property, plant and equipment
44,540
Intangible assets
2,272
Other long-term assets
143
Liabilities assumed
(143)
Total identifiable

net assets
52,976
Goodwill
1,770
$
54,746
Inventory consisted

primarily of

flock, feed

ingredients,

packaging, and

egg inventory.

Flock inventory

was valued at

carrying
value

as

management

believes

that

its

carrying

value

best

approximates

its

fair

value.

Feed

ingredients,

packaging

and

egg
inventory were all valued based on market prices as of September 30, 2023.

Property,

plant and

equipment were

valued utilizing

the cost

approach which

is based

on replacement

or reproduction

costs of
the assets and subtracting any depreciation resulting from physical deterioration and/or functional or economic obsolescence.
Intangible

assets

consisted

primarily

of

water

rights

within

the

property

acquired.

Water

rights

were

valued

using

the

sales
comparison approach.
Contingent

consideration

liability

was

recorded

and

represents

potential

future

cash

payment

to

the

sellers

contingent

on

the
acquired

business

meeting

certain

return

on

profitability

milestones over

a
three-year

period,

commencing

on

the date

of

the
acquisition.

The fair

value of

the contingent

consideration is

estimated using

a discounted

cash flow

model. Key

assumptions
and

unobservable

inputs that

require

significant judgement

used in

the estimate

include weighted

average cost

of capital,

egg
prices, projected revenue

and expenses over which

the contingent considered

is measured, and the

probability assessments with
respect to the

likelihood of achieving

the forecasted projections.

A range of

potential outcomes cannot

be reasonably estimated
due to market volatility of egg prices.
Goodwill

represents

the

excess

of

the

purchase

price

of

the

acquired

business

over

the

acquisition

date

fair

value

of

the

net
assets acquired.

Goodwill recorded

in connection

with the

Fassio acquisition

is primarily

attributable to

improved efficiencies
from integrating the assets of

Fassio with the operations

of the Company.

The Company recognized goodwill

of $1.8 million as
a result of the acquisition.

Index

Note 3 - Investment Securities
The following represents the Company’s

investment securities as of December 2, 2023 and June 3, 2023 (in thousands):

December 2, 2023
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
6,141
$
—
$
108
$
6,033
Commercial paper
2,791
—
2
2,789
Corporate bonds
98,202
—
535
97,667
Certificates of deposits
1,125
—
6
1,119
US government and agency obligations
88,470
—
116
88,354
Asset backed securities
10,045
38
—
10,083
Total current

investment securities
$
206,774
$
38
$
767
$
206,045
Mutual funds $
2,190
$
—
$
24
$
2,166
Total noncurrent

investment securities
$
2,190
$
—
$
24
$
2,166

June 3, 2023
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,571
$
—
$
275
$
16,296
Commercial paper
56,486
—
77
56,409
Corporate bonds
139,979
—
1,402
138,577
Certificates of deposits
675
—
—
675
US government and agency obligations
101,240
—
471
100,769
Asset backed securities
13,459
—
151
13,308
Treasury bills
29,069
—
13
29,056
Total current

investment securities
$
357,479
$
—
$
2,389
$
355,090
Mutual funds $
2,172
$
—
$
91
$
2,081
Total noncurrent

investment securities
$
2,172
$
—
$
91
$
2,081
Available-for-sale
Proceeds from sales

and maturities of investment

securities available-for-sale

were $
196.1

million and $
65.3

million during the
twenty-six weeks ended December 2, 2023

and November 26, 2022, respectively.

Gross realized gains for the twenty-six

weeks
ended December 2, 2023 and November

26, 2022 were $
7

thousand and $
2

thousand, respectively.

Gross realized losses for the
twenty-six

weeks ended

December 2,

2023 and

November 26,

2022 were

$
8

thousand and

$
63

thousand, respectively.

There
were
no

allowances for credit losses at December 2, 2023 and June 3, 2023.
Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at December

2, 2023 are as follows (in thousands):

Estimated Fair Value
Within one year $
145,788
1-5 years
60,257
Total $
206,045
Noncurrent

There were
no

sales of

noncurrent investment

securities during

the twenty-six

weeks ended

December 2,

2023 and

November
26, 2022.

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
Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of December 2, 2023 and June 3,

2023 (in thousands):

December 2, 2023 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
6,033
$
—
$
6,033
Commercial paper
—
2,789
—
2,789
Corporate bonds
—
97,667
—
97,667
Certificates of deposits
—
1,119
—
1,119
US government and agency obligations
—
88,354
—
88,354
Asset backed securities
—
10,083
—
10,083
Mutual funds
2,166
—
—
2,166
Total assets measured at fair

value
$
2,166
$
206,045
$
—
$
208,211
Liabilities
Contingent consideration $ — $ — $ 1,000 $ 1,000
Total liabilities measured

at fair value
$
—
$
—
$
1,000
$
1,000

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
Contingent

consideration

classified

as

Level

3

consists

of

the

potential

obligation

to

pay

an

earnout

to

the

sellers

of

Fassio
contingent on the

acquired business meeting

certain return on

profitability milestones over

a
three-year

period, commencing on
the date of

the acquisition. The fair

value of the

contingent consideration is

estimated using a

discounted cash flow

model. Key
assumptions and

unobservable inputs

that require

significant judgement

used in

the estimate

include weighted

average cost

of
capital,

egg

prices,

projected

revenue

and

expenses

over

which

the

contingent

considered

is

measured,

and

the

probability
assessments

with

respect

to

the

likelihood

of

achieving

the

forecasted

projections.

See

further

discussion

in
Note 2 -
Acquisition
.
Note 5 - Inventories
Inventories consisted of the following as of December 2, 2023 and June

3, 2023 (in thousands):

December 2, 2023 June 3, 2023
Flocks, net of amortization $
162,323
$
164,540
Eggs and egg products
30,485
28,318
Feed and supplies
94,462
91,560
$
287,270
$
284,418
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders

(male

and

female

chickens

used

to

produce

fertile

eggs

to

hatch

for

egg

production

flocks).

Our

total

flock

at
December

2,

2023

and

June 3,

2023

consisted

of

approximately
10.6

million

and
10.8

million

pullets

and

breeders

and
43.3
million and
41.2

million layers, respectively.
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended

December 2, 2023 and November 26, 2022 (in thousands):

Thirteen Weeks

Ended December 2, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at
September 2, 2023 $
703
$
48
$
(30,014)
$
73,153
$
(2,291)
$
1,571,744
$
(2,013)
$
1,611,330
Other comprehensive
income, net of tax — — — —
677
— —
677
Stock compensation
plan transactions — — —
1,061
— — —
1,061
Dividends ($
0.116
per share)
Common — — — — —
(5,125)
—
(5,125)
Class A common — — — — —
(557)
—
(557)
Net income (loss) — — — — —
17,009
(431)
16,578
Balance at December
2, 2023 $
703
$
48
$
(30,014)
$
74,214
$
(1,614)
$
1,583,071
$
(2,444)
$
1,623,964

Index

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

Ended December 2, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 3,
2023 $
703
$
48
$
(30,008)
$
72,112
$
(2,886)
$
1,571,112
$
(1,498)
$
1,609,583
Other comprehensive
income, net of tax — — — —
1,272
— —
1,272
Stock compensation
plan transactions — —
(6)
2,102
— — —
2,096
Dividends ($
0.122
per share)
Common — — — — —
(5,390)
—
(5,390)
Class A common — — — — —
(586)
—
(586)
Net income (loss) — — — — —
17,935
(946)
16,989
Balance at December
2, 2023 $
703
$
48
$
(30,014)
$
74,214
$
(1,614)
$
1,583,071
$
(2,444)
$
1,623,964

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
Contributions — — — — — — — —
Dividends ($
2.206
per share)
Common — — — — —
(97,355)
—
(97,355)
Class A common — — — — —
(10,589)
—
(10,589)
Net income (loss) — — — — —
323,874
(446)
323,428
Balance at November
26, 2022 $
703
$
48
$
(28,496)
$
70,005
$
(3,087)
$
1,281,784
(652)
$
1,320,305

Note 7 - Net Income per Common Share

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

Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 December 2, 2023 November 26, 2022
Numerator
Net income $
16,578
$
198,294
$
16,989
$
323,428
Less: Loss attributable to
noncontrolling interest
(431)
(293)
(946)
(446)
Net income attributable to Cal-Maine
Foods, Inc. $
17,009
$
198,587
$
17,935
$
323,874
Denominator
Weighted-average

common shares
outstanding, basic
48,690
48,624
48,691
48,624
Effect of dilutive restricted shares
176
216
163
203
Weighted-average

common shares
outstanding, diluted
48,866
48,840
48,854
48,827
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
0.35
$
4.08
$
0.37
$
6.66
Diluted $
0.35
$
4.07
$
0.37
$
6.63

Index

Note 8 - Revenue from Contracts with Customers
Satisfaction of Performance Obligation
The vast majority of the Company’s

revenue is derived from agreements with customers based on the customer placing an order
for products. Pricing

for the most part

is determined when

the Company and

the customer agree

upon the specific

order, which
establishes the contract for that order.
Revenues are

recognized in

an amount

that reflects

the net

consideration we

expect to

receive in

exchange for

the goods.

Our
shell

eggs

are

sold

at

prices

related

to

independently

quoted

wholesale

market

prices

or

formulas

related

to

our

costs

of
production.

The

Company’s

sales

predominantly

contain

a

single

performance

obligation.

We

recognize

revenue

upon
satisfaction

of

the

performance

obligation

with

the

customer,

which

typically

occurs

within

days

of

the

Company

and

the
customer agreeing upon the order.
Returns and Refunds
Some of our contracts include a guaranteed sale clause, pursuant to which we credit the customer’s account for product that the
customer is unable to sell before expiration. The Company records an allowance for expected customer returns using historical
return data compared to current period sales and accounts receivable.

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
Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 December 2, 2023 November 26, 2022
Conventional shell egg sales $
280,599
$
541,917
$
505,879
$
967,506
Specialty shell egg sales
217,905
227,778
426,586
428,598
Egg products
20,012
28,052
42,235
55,692
Other
4,718
3,953
7,878
8,248
$
523,234
$
801,700
$
982,578
$
1,460,044
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and

is amortized

over the

contract life

as a

reduction in

net sales.

As of

December 2,

2023 and

June 3,

2023, the

balance for
contract assets was immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 9 - Stock Based Compensation
Total

stock-based

compensation

expense

was

$
2.1

and

$
2.0

million

for

the

twenty-six

weeks

ended

December

2,

2023

and
November 26, 2022, respectively.

Index

Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

December

2,

2023

of

$
5.0

million

will

be

recorded

over

a

weighted
average period of
1.7

years. Refer to Part

II Item 8,

Notes to Consolidated

Financial Statements and

Supplementary Data, Note
14 - Stock Compensation Plans in our 2023 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the twenty-six weeks ended December 2, 2023 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 3, 2023
294,140
$
43.72
Vested
(305)
37.70
Forfeited
(1,329)
44.68
Outstanding, December 2, 2023
292,506
$
43.72

Note 10 - Commitments and Contingencies
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

of

Texas

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

Index

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

The Kellogg Company.
On September

13, 2019,

the case

with the

Egg Products

Plaintiffs was

remanded from

a multi-district

litigation proceeding

in
the

United

States

District

Court

for

the

Eastern

District

of

Pennsylvania,

In

re

Processed

Egg

Products

Antitrust

Litigation,
MDL No. 2002, to

the United States District Court

for the Northern District

of Illinois, Kraft Foods Global,

Inc. et al. v.

United
Egg

Producers,

Inc.

et

al., Case

No.

1:11-cv-8808,

for

trial. The

Egg

Products

Plaintiffs

alleged

that

the

Company

and

other
defendants

violated

Section

1

of

the

Sherman

Act,

15.

U.S.C.

§

1,

by

agreeing

to

limit

the

production

of

eggs

and

thereby
illegally

to

raise

the

prices

that

plaintiffs

paid

for

processed

egg

products.

In

particular,

the

Egg

Products

Plaintiffs

attacked
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers.

On October 24, 2019,

the Company entered into

a confidential settlement agreement

with The Kellogg Company

dismissing all
claims against the

Company for an

amount that did

not have a

material impact on

the Company’s

financial condition or

results
of operations.

On November

11,

2019, a

stipulation

for dismissal

was filed

with the

court, and

on March

28, 2022,

the court
dismissed the Company with prejudice.
The trial of this case began

on October 17, 2023. On December

1, 2023, the jury returned a decision

awarding the Egg Products
Plaintiffs

$
17.8

million

in damages.

If the

jury’s

decision

is ultimately

upheld,

the defendants

would

be jointly

and

severally
liable

for

treble

damages,

or

$
53.3

million,

subject

to

credit

for

the

Kellogg

settlement

described

above

and

certain

other
settlements with

previous

settling defendants,

plus the

Egg Product

Plaintiffs’

reasonable

attorneys’

fees. This

decision is

not
final and

remains subject

to the

defendants’ motion

for a

directed verdict

noted below

and appeals

by the

parties. During

our
second fiscal quarter

of 2024, we

recorded an accrued

expense of $
19.6

million in

selling, general and

administrative expenses
in

the

Company’s

Condensed

Consolidated

Statements

of

Income

and

classified

as

other

noncurrent

liabilities

in

the
Company’s

Condensed Consolidated

Balance Sheets. The

accrual represents

our estimate of

the Company’s

proportional share
of the reasonably

possible ultimate damages

award, excluding the Egg

Product Plaintiffs’ attorneys’

fees that we believe

would
be approximately offset

by the credits noted

above. We

and the other

defendants are discussing

apportionment, and our

accrual
may change in

the future based on

the outcome of

those discussions. Our

accrual may also

be revised in

whole or in

part in the
future to the extent we

are successful in further proceedings

in the litigation.

On November 29, 2023, the

defendants, including
the Company,

filed a

motion for

judgment as

a matter

of law

in their

favor,

known as

a directed

verdict, notwithstanding

the
jury’s decision. The Company intends

to continue to vigorously defend the claims asserted by the Egg Products Plaintiffs.
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

retired Tenth
Circuit Chief Judge Deanell

Reece Tacha.

On October 26, 2023, the parties

filed separate status reports informing

the court that
the mediation

was unsuccessful.

Also on

October 26,

2023, the

defendants filed

a post-trial

motion to

dismiss and

supporting
brief arguing

that the

case should

be dismissed

due to

the state record

before the

court, the resulting

mootness of

the case,

and
violation

of

due

process.

On

November

10,

2023,

the

State

of

Oklahoma

filed

its

response

in

opposition

to

the

motion

to
dismiss and on

November 17, 2023,

the defendants filed

their reply.

The court has not

ruled on the motion.

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

remedies, the ongoing litigation

with the State of Oklahoma

and motion to
dismiss before

the court, and

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
Note 11 - Subsequent Events
On

December

12,

2023,

the

Company

reported

that

one

of

the

Company’s

facilities

in

Kansas

experienced

an

outbreak

of
highly pathogenic

avian influenza

(“HPAI”),

affecting

approximately
684,000

laying hens.

Subsequent

to the

initial outbreak,
nearby

facilities

in

Kansas

experienced

an outbreak

of

HPAI,

affecting

approximately

an additional
842,000

laying

hens and
240,000

pullets. The total of the combined outbreaks represented
3.3
% of our total flock as of December 2, 2023.
The

Company

has

and

continues

to

follow

all

guidelines

provided

by

the

United

States

Department

of

Agriculture

(the
“USDA”)

and

other

regulatory

agencies

to

depopulate

and

sanitize

the

facilities.

As

such,

Cal-Maine

will

be

eligible

to
participate

in

the

USDA

indemnity

program

and

other

programs

designed

to

compensate

for

the

loss of

birds

and

eggs.

The
Company’s

plans

are

to

repopulate

the

facilities

and

resume

normal

operations

at

the

facilities

within
3 - 5 months
.

Due

to
volatility in

the market

prices of

eggs and

uncertain future

supply,

demand and

other market

conditions, an

estimate of

the net
income effect cannot be reasonably made.

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
and egg

products business,

including estimated

future production

data, expected

construction schedules,

projected construction
costs, potential

future supply

of and

demand for

our products,

potential future

corn and

soybean price

trends, potential

future
impact

on

our

business

of

the

recent

resurgence

in

United

States

(“U.S.”)

commercial

table

egg

layer

flocks

of

the

highly
pathogenic

avian

influenza

(“HPAI”)

outbreak,

potential

future

impact

on

our

business

of

inflation

and

rising

interest

rates,
potential future

impact on our

business of new

legislation, rules

or policies,

potential outcomes

of legal proceedings

,

including
loss contingency

accruals and

factors

that may

result in

changes in

the amounts

recorded,

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

outbreak of HPAI

affecting poultry

in the U.S.,

Canada and other

countries that
was first

detected in

commercial flocks

in the

U.S. in

February 2022

and that

first impacted

our flock

in December

2023, (iii)
changes in the

demand for and

market prices of

shell eggs and

feed costs, (iv)

our ability to

predict and meet

demand for cage-
free and

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

matters,

(ix)

global
instability,

including as

a result of

the wars in

Ukraine and

Israel and

attacks on shipping

in the Red

Sea, and (x)

any potential
resurgence of

COVID-19. Readers

are cautioned

not to place

undue reliance

on forward-looking

statements because,

while we
believe the assumptions on

which the forward-looking

statements are based are reasonable,

there can be no

assurance that these
forward-looking statements

will prove

to be accurate.

Further, forward

-looking statements

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

and 10.6

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

,

and global

instability that

could disrupt

the
supply chain.
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

currently

in

effect.

Oregon,

Washington

and

Nevada

have

cage-free

legislation
going into

effect starting

January 1,

2024, which

represents an

additional 5%

of the

total estimated

U.S. population.

Although
we do not sell the majority of our eggs in these ten states, these state laws have impacted egg production practices nationally.
A significant number of

our customers have announced

goals to either exclusively offer

cage-free eggs or significantly

increase
the

volume

of

cage-free

egg

sales

in

the

future,

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

30.4% of our total net shell
egg revenue for the second

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

Index

ACQUISITIONS
During the second

quarter of fiscal

2024,

we acquired

the assets of

Fassio Egg Farms,

Inc. (“Fassio”) related

to its commercial
shell

egg

production

and

processing

business.

The

assets

acquired

included

commercial

shell

egg

production

and

processing
facilities with

a current

capacity of

approximately 1.2

million laying

hens, primarily

cage-free, a

feed mill,

pullets, a

fertilizer
production and composting

operation and land

located in Erda, Utah,

outside Salt Lake

City.

See further discussion

in
Note 2 –
Acquisition

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Following

the

end

of the

second

quarter,

we

announced

a definitive

agreement

to

acquire

from

Tyson

Foods,

Inc.

a recently
closed broiler

processing plant,

hatchery

and feed

mill located

in Dexter,

Missouri.

We

expect

to complete

the acquisition

in
our third fiscal quarter and to repurpose the assets for use in egg and egg products production.
HPAI
Outbreaks

of

HPAI

continue

to

occur

in

U.S.

poultry

flocks.

Prior

to

November

2023,

there

were

no

reported

significant
outbreaks

of

HPAI

in

commercial

table

egg

layer

flocks

since

December

2022.

On

January

3,

2024,

the

USDA

division

of
Animal and

Plant Health

Inspection Service

(“APHIS”) reported

that approximately

12.9 million

commercial table

egg layers
and

1.5

million

commercial

table

egg

pullets

have

been

depopulated

as

a

result

of

HPAI

outbreaks

since

the

beginning

of
November 2023.

Cal-Maine

Foods experienced

HPAI

outbreaks

within our

facilities in

Kansas, resulting

in depopulation

of approximately

1.5
million

layers

and

240

thousand

pullets,

or

approximately

3.3%

of

our

total

flock

as

of

December

2,

2023,

subsequent

to
period-end.

Cal-Maine

Foods

believes

that

we

can

mitigate

the

loss

of

production

through

flock

rotations.

Cal-Maine

Foods
remains dedicated

to robust

biosecurity programs

across our

locations;

however,

no farm

is immune

from HPAI.

HPAI

is still
present in the wild bird population

and the extent of possible future

outbreaks, particularly during the

migration seasons, cannot
be predicted.

According to

the U.S.

Centers for

Disease Control

and Prevention,

these detections

do not

present an

immediate
public health

concern. For

additional information,

see the

2023 Annual

Report, Part

II Item

7 “Management’s

Discussion and
Analysis of Financial Condition and Results of Operations – HPAI.”

We

believe the

HPAI

outbreak will

continue to

impact the overall

supply of

eggs until the

layer hen

flock is

fully replenished.
The layer hen

flock five-year average

for the month

of December from

2018 through 2022

is 330.1 million

hens. According

to
the USDA, the U.S. flock

consisted of 321.6 million

layers producing table or

market type eggs as of

December 1, 2023, which
is 2.6% below the five-year average.
EXECUTIVE OVERVIEW
For

the

second

quarter

and

first two

quarters

of

fiscal

2024,

we

recorded

a

gross profit

of

$91.1

million

and

$136.6 million,
respectively,

compared

to

$317.8

million

and

$535.3

million,

respectively,

for

the

same

periods

of

fiscal

2023,

with

the
decreases

due primarily

to lower

conventional shell

egg prices.

The decrease

in gross

profit was

partially offset

by lower

feed
ingredient prices

in the

second quarter

and first

two quarters

of fiscal

2024 compared

to the

same periods

of fiscal

2023. Our
operating

income

and

net

income

for

the

second

quarter

of

fiscal

2024

were

impacted

by

a

$19.6

million

litigation

loss
contingency accrual for

pending anti-trust litigation,

reflected in selling,

general and administrative

expenses in the

Company’s
Condensed

Consolidated

Statements

of

Income

and

classified

as

accrued

expenses

and

other

liabilities

in

the

Company’s
Condensed Consolidated Balance Sheets.
Our net

average selling

price per

dozen for

the second

quarter of

fiscal 2024

was $1.730

compared to

$2.709 in

the prior-year
period. Conventional

egg prices

per dozen

were $1.458

compared to

$2.883 for

the prior-year

period, and

specialty egg

prices
per dozen were

$2.277 compared to

$2.370 for the

prior-year period.

Conventional egg prices

were lower in

the second quarter
of fiscal

2024 compared

to the

prior-year period

as the

U.S. egg

supply started

to recover

from outbreaks

of HPAI.

There has
been a

resurgence of

HPAI

starting in

November 2023,

and although

prices rose

in November

2023 they

remained lower

than
comparable 2022

prices. Our net

average selling

price per

dozen for

the first two

quarters of fiscal

2024 was

$1.661 compared
to

$2.469

in

the

prior-year

period.

Conventional

egg

prices

per

dozen

were

$1.353

compared

to

$2.631

for

the

prior-year
period, and

specialty egg

prices per

dozen were

$2.277 compared

to $2.236

for the

prior-year

period. The

daily average

price
for the

Urner Barry

southeast large

index for

the second

quarter of

fiscal 2024

and first

two quarters

of fiscal

2024 decreased
49.6% and 49.2%, respectively,

from the comparable periods in the

prior year. For

information about historical shell egg

prices,
see Part I Item I of our 2023 Annual Report.

Our total dozens

sold increased 1.4% to

288.2 million dozen shell

eggs for the second

quarter of fiscal 2024

compared to 284.1
million

dozen for

the same

period of

fiscal 2023.

For the

year-to-date

period,

total dozens

sold increased

slightly from

559.4
million

dozen

to

561.3

million

dozen.

For

the

second

quarter

of

fiscal

2024,

conventional

dozens

sold

increased

2.4%

and

Index

specialty dozens

sold decreased

0.4% as

compared to

the same

quarter in

fiscal 2023.

Demand for

specialty eggs

decreased in
the

second

quarter

of

fiscal

2024

compared

to

the

same

prior

year

period

due

primarily

to

the

large

decrease

in

prices

for
conventional

eggs

compared

to

the

same

prior

year

period.

For

the

year-to-date

period,

conventional

dozens

sold

increased
1.7% and specialty dozens sold decreased 2.3% compared to the prior year period.
Our farm

production costs

per dozen

produced for

the second

quarter and

first two

quarters of

fiscal 2024

decreased 8.0%,

or
$0.86, and

4.6%, or

$0.05, respectively,

compared to

the prior

year periods,

primarily due

to lower

feed costs.

Feed costs

per
dozen produced decreased 19.1%,

or $0.13, compared to

the second quarter of fiscal

2023 primarily due to reduced

corn prices,
our

primary

feed

ingredient.

For

information

about

historical

corn

and

soybean

meal

prices,

see

Part

I

Item

I

of

our

2023
Annual Report.
RESULTS OF

OPERATIONS
The following

table sets forth,

for the periods

indicated, certain

items from

our Condensed Consolidated

Statements of Income
expressed as a percentage of net sales.
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023
November 26, 2022 December 2, 2023 November 26, 2022
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 82.6% 60.4% 86.1% 63.3%
Gross profit 17.4% 39.6% 13.9% 36.7%
Selling, general and administrative 14.5% 7.2% 13.1% 7.6%
Loss on disposal of fixed assets 0.1% — % — % — %
Operating income 2.8% 32.4% 0.8% 29.1%
Total other income, net 1.5% 0.3% 1.6% 0.3%
Income before income taxes 4.3% 32.7% 2.4% 29.4%
Income tax expense 1.1% 8.0% 0.6% 7.1%
Net income 3.2% 24.7% 1.8% 22.3%
Less: Loss attributable to noncontrolling
interest (0.1) % — % (0.1) % — %
Net income attributable to Cal-Maine
Foods, Inc. 3.3% 24.7% 1.9% 22.3%
NET SALES
Total

net

sales for

the

second quarter

of

fiscal

2024

were $523.2

million

compared

to $801.7

million

for

the same

period

of
fiscal 2023.
Net shell egg sales represented

96.2% and 96.5% of total net sales

for the second quarters of fiscal

2024 and 2023, respectively.
Shell

egg

sales classified

as “Other”

represent

sales

of

miscellaneous

byproducts

and

resale products

included

with our

shell
egg operations.

Total

net

sales

for

the

twenty-six

weeks

ended

December

2,

2023

were

$982.6

million,

compared

to

$1.46

billion

for

the
comparable period of fiscal 2023.
Net

shell

egg

sales

represented

95.7%

and

96.2%

of

total

net

sales

for

the

twenty-six

weeks

ended

December

2,

2023

and
November 26, 2022, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 December 2, 2023 November 26, 2022
Total net sales $ 523,234 $ 801,700 $ 982,578 $ 1,460,044
Conventional $ 280,599 55.8% $ 541,917 70.1% $ 505,879 53.8% $ 967,506 68.9%
Specialty 217,905 43.3% 227,778 29.4% 426,586 45.4% 428,598 30.5%
Egg sales, net 498,504 99.1% 769,695 99.5% 932,465 99.2% 1,396,104 99.4%
Other 4,718 0.9% 3,953 0.5% 7,878 0.8% 8,248 0.6%
Net shell egg sales $ 503,222 100.0% $ 773,648 100.0% $ 940,343 100.0% $ 1,404,352 100.0%
Net shell egg sales as a
percent of total net sales 96.2% 96.5% 95.7% 96.2%
Dozens sold:
Conventional 192,462 66.8% 187,976 66.2% 373,992 66.6% 367,688 65.7%
Specialty 95,711 33.2% 96,110 33.8% 187,307 33.4% 191,715 34.3%
Total dozens sold 288,173 100.0% 284,086 100.0% 561,299 100.0% 559,403 100.0%
Net average selling price
per dozen:
Conventional $ 1.458 $ 2.883 $ 1.353 $ 2.631
Specialty $ 2.277 $ 2.370 $ 2.277 $ 2.236
All shell eggs $ 1.730 $ 2.709 $ 1.661 $ 2.496
Egg products sales:

Egg products net sales $ 20,012 $ 28,052 $ 42,235 $ 55,692
Pounds sold 16,998 15,702 36,351 32,204
Net average selling price
per pound $ 1.177 $ 1.787 $ 1.162 $ 1.729
Shell egg net sales
Second Quarter – Fiscal 2024

vs. Fiscal 2023
-
In

the

second

quarter

of

fiscal

2024,

conventional

egg

sales

decreased

$261.3

million,

or

48.2%,

compared

to

the
second quarter of

fiscal 2023, primarily

due to a 49.4%

decrease in the prices

for conventional eggs,

which resulted in
a

$274.3

million

decrease

in

net

sales,

partially

offset

by

a

2.4%

increase

in

the

volume

of

conventional

eggs

sold,
which resulted in a $12.9 million increase in net sales.
-
Conventional egg prices

were lower in the

second quarter of fiscal

2024 compared to the

second quarter of fiscal

2023
as the

U.S. egg

supply

started

to recover

from outbreaks

of HPAI.

There

has been

a resurgence

of HPAI

starting in
November 2023, and although prices rose in November 2023,

they remained lower than comparable 2022 prices.
-
Specialty

egg

sales

decreased

$9.9

million,

or

4.3%,

in

the

second

quarter

of

fiscal

2024

compared

to

the

second
quarter

of

fiscal

2023,

primarily

due

to

a

3.9%

decrease

in

the

prices

for

specialty

eggs,

which

resulted

in

a

$9.3
million decrease in net sales.

-
Cage-free

egg

revenue

for

the

second

quarter

of

fiscal

2024

represented

30.4%

of

our

total

net

shell

egg

revenue
versus

18.2%

for

the

same

prior

year

period

due

to

the

lower

conventional

egg

prices

causing

conventional

egg
revenue to represent a smaller proportion of our total sales.

Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023
-
For

the

twenty-six

weeks

ended

December

2,

2023,

conventional

egg

sales

decreased

$461.6

million,

or

47.7%,
compared

to the

same

period of

fiscal

2023,

primarily

due

to

the

decrease

in

the

prices for

conventional

shell

eggs.
Changes in

prices resulted

in a

$478.0 million

decrease in

net sales,

partially offset

by a

1.7% increase

in the

volume
of conventional eggs sold, which resulted in a $16.6 million increase in net sales.

Index

Egg products net sales
Second Quarter – Fiscal 2024

vs. Fiscal 2023
-
Egg products

net sales

decreased $8.0

million, or

28.7%, for

the second

quarter of

fiscal 2024

compared to

the same
period of

fiscal 2023,

primarily due

to a

34.1% selling

price decrease,

which had

a $10.4

million negative

impact on
net sales.
-
Our

egg

products

net

average

selling

price

decreased

in

the

second

quarter

of

fiscal

2024,

compared

to

the

second
quarter of fiscal 2023 as the supply of shell eggs used to produce egg products increased.
Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023
-
Egg products net sales decreased

$13.5 million, or 24.2%, primarily

due to a 32.8% selling price

decrease compared to
the first twenty-six weeks of fiscal 2023, which had a $20.6 million negative impact on net sales.

COST OF SALES
Costs

of

sales

for

the

second

quarter

of

fiscal

2024

were

$432.1

million

compared

to

$483.9

million

for

the

same

period

of
fiscal 2023. Costs of sales for the year-to-date period were $846.0 million compared to $924.7 million for the prior year period.
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks

Ended
Twenty-six Weeks

Ended
December 2,
2023
November 26,
2022
%
Change
December 2,
2023
November 26,
2022
%
Change
Cost of Sales:
Farm production $ 258,367 $ 276,008 (6.4) % $ 511,874 $ 542,659 (5.7) %
Processing, packaging, and
warehouse 84,767 83,639 1.3 166,673 165,056 1.0
Egg purchases and other
(including change in
inventory) 71,654 97,973 (26.9) 132,451 166,271 (20.3)
Total shell eggs 414,788 457,620 (9.4) 810,998 873,986 (7.2)
Egg products 17,316 26,231 (34.0) 35,017 50,719 (31.0)
Total $ 432,104 $ 483,851 (10.7) % $ 846,015 $ 924,705 (8.5) %
Farm production costs (per
dozen produced)
Feed $ 0.554 $ 0.685 (19.1) % $ 0.575 $ 0.676 (14.9) %
Other $ 0.431 $ 0.386 11.7% $ 0.435 $ 0.383 13.6%
Total $ 0.985 $ 1.071 (8.0) % $ 1.010 $ 1.059 (4.6) %
Outside egg purchases
(average cost per dozen) $ 2.03 $ 3.14 (35.4) % $ 1.84 $ 2.88 (36.1) %
Dozens produced 265,101 261,358 1.4% 515,457 519,012 (0.7) %
Percent produced to sold 92.0% 92.0% — % 91.8% 92.8% (1.1) %
Farm Production
Second Quarter – Fiscal 2024

vs. Fiscal 2023
-
Feed costs per dozen produced decreased 19.1

%

in the second quarter of fiscal 2024

compared to the second quarter of
fiscal

2023.

This

decrease

was

primarily

due

to

lower

prices

for

corn,

our

primary

feed

ingredient.

Basis

levels

for
corn

and

soybean

meal

were lower

in

our

areas

of operations

compared

to our

prior

year

second

fiscal

quarter.

The
decrease in

feed cost

per dozen

resulted in

a decrease

in cost of

sales of

$34.7 million

for the

second quarter

of fiscal
2024 compared to the prior period quarter.

Index

-
For the second

quarter of fiscal

2024, the average

Chiago Board of

Trade (“CBOT”)

daily market price

was $4.79 per
bushel

for

corn

and

$417

per

ton

of

soybean

meal,

representing

decreases

of

29.3%

and

1.6%,

respectively,

as
compared to the average CBOT daily market prices for the second quarter of fiscal 2023.

-
Other farm production costs

increased primarily due to

higher flock amortization and facility

costs. Flock amortization
increased primarily

due to

the increased

capitalized value

of our

flocks. This

is primarily

due to

the higher

feed costs
incurred during the growing phase of the flocks.

-
Facility costs

increased

due

primarily

to increased

labor costs.

Labor

costs increased

12.5% compared

to the

second
quarter of fiscal 2023 primarily due to an increase in contract labor in response to labor shortages.
Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023
-
Feed

costs per

dozen

produced

decreased

14.9%

in

the

twenty-six

weeks

ended

December

2,

2023

compared

to

the
same period of

fiscal 2023, primarily

due to lower

feed ingredient prices.

The decrease in

feed cost per

dozen resulted
in a decrease in cost of sales of $52.1 million compared to the prior year period.
-
For the

year-to-date period

,

the average

CBOT daily

market price

was $5.05 per

bushel for

corn and $420

per ton

for
soybean meal,

representing decreases

of 24.8%

and 4.6%,

respectively,

compared to

the average

CBOT daily

market
prices for the comparable period in the prior year.
-
Other

farm

production

costs increased

due

to

higher

facility

costs

and

flock

amortization,

for

the

reasons

described
above.

Current

indications

for

corn

project

an

overall

better

stocks-to-use

ratio

implying

potentially

lower

prices

in

the

near

term;
however, as long

as outside factors remain uncertain

(including weather patterns and

global supply chain disruptions), volatility
could remain. Soybean meal supply has remained tight relative to demand in the first two quarters of fiscal 2024.
Processing, packaging, and warehouse
Second Quarter – Fiscal 2024

vs. Fiscal 2023
-
Processing, packaging,

and warehouse

costs increased

1.3% compared

to the

second quarter

of fiscal

2023, primarily
due

to an

increase

in dozens

processed

in the

second quarter

of fiscal

2024 compared

to the

second quarter

of fiscal
2023.

Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023
-
Processing,

packaging,

and

warehouse

costs

increased

1.0%

compared

to

the

first

two

quarters

of

fiscal

2023,
primarily due

an increase

in labor

costs of

4.2% due

to wage

increases in

response to

labor shortages,

partially offset
by decrease in dozens processed.
Egg purchases and other (including change in inventory)
Second Quarter – Fiscal 2024

vs. Fiscal 2023
-
Costs in

this category

decreased primarily

due to

lower shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases decreased 35.4% compared to second quarter of fiscal 2023

.

Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023
-
Costs in

this category

decreased primarily

due to

lower shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases decreased 36.1% compared to fiscal 2023, partially offset by an increase of 13.0% in dozens purchased.
GROSS PROFIT

Gross profit

for the

second quarter

of fiscal

2024 was

$91.1 million

compared to

$317.8 million

for the

same period

of fiscal
2023.

Gross profit

for the

twenty-six weeks

ended December

2, 2023

was $136.6

million compared

to $535.3

million for

the
same

period

of

2023.

The

decrease

for

both

periods

was

primarily

due

to

lower

conventional

egg

prices,

partially

offset

by
lower feed ingredient prices.

Index

SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

marketing,

distribution,

accounting

and

corporate
overhead. The following table presents an analysis of our SGA expenses (in thousands):
Thirteen Weeks

Ended
December 2, 2023 November 26, 2022 $ Change % Change
Specialty egg expense $ 15,924 $ 14,673 $ 1,251 8.5%
Delivery expense 17,706 18,175 (469) (2.6) %
Payroll, taxes and benefits 11,076 13,827 (2,751) (19.9) %
Stock compensation expense 1,061 987 74 7.5%
Litigation loss contingency accrual 19,648 — 19,648

N.M

Other expenses 11,163 10,290 873 8.5%
Total $ 76,578 $ 57,952 $ 18,626 32.1%
N.M. – Not Meaningful
Second Quarter – Fiscal 2024

vs. Fiscal 2023
Specialty egg expense
-
During the second

part of fiscal year

2023, the higher

prices for conventional

eggs and the

comparatively lower prices
for

specialty eggs

diminished

the need

to promote

specialty eggs

.

During the

second quarter

of fiscal

year

2024, we
significantly

increased

promotional

programs,

resulting

in

higher

advertising

fees.

This

was

partially

offset

by

a
decrease

in a reduction in franchise fees to Eggland’s

Best, Inc.

Delivery expense
-
The

decreased

delivery

expense

is

primarily

due

to

a

decrease

in

fuel

and

contract

trucking

expenses

in

the

second
quarter of fiscal 2024 compared to the second quarter of fiscal 2023.
Payroll, taxes and benefits expense
-
The decrease

in payroll,

taxes and

benefits expense

is due

to a

decrease

in accrued

bonuses compared

to the

second
quarter of fiscal year 2023.
Litigation loss contingency accrual
-
The

litigation

loss

contingency

accrual

of

$19.6

million

relates

to

a

jury

decision

returned

on

December

1,

2023

in
pending

anti-trust

litigation.

See

further

discussion

in
Note 10 – Commitments and Contingencies

of

the

Notes

to
Condensed Consolidated Financial Statements included in this Quarterly

Report.
Other expense
-
The

increase

in

other

expense

is

primarily

due

to

increased

legal

costs

incurred

compared

to

the

second

quarter

of
fiscal 2023.
Twenty-six Weeks

Ended
December 2, 2023 November 26, 2022 $ Change % Change
Specialty egg expense $ 27,929 $ 27,740 $ 189 0.7%
Delivery expense 35,397 38,091 (2,694) (7.1) %
Payroll, taxes and benefits 23,142 24,814 (1,672) (6.7) %
Stock compensation expense 2,101 2,012 89 4.4%
Litigation loss contingency accrual 19,648 — 19,648

N.M.

Other expenses 20,607 18,902 1,705 9.0%
Total $ 128,824 $ 111,559 $ 17,265 15.5%
N.M. - Not Meaningful
Twenty-six weeks –

Fiscal 2024 vs. Fiscal 2023

Index

Specialty egg expense
-
Specialty egg

expense increased

by 0.7%,

as advertising

expense increased

in fiscal 2024

as discussed above

and was
offset by the reduction in franchise fees to Eggland’s

Best, Inc.
Delivery expense
-
The decreased delivery expense is primarily due to a decrease in fuel and contract trucking expenses in fiscal 2024.
Payroll, taxes and benefits expense
-
The decrease

in payroll,

taxes and

benefits expense

is primarily

due to

a decrease

in accrued

bonuses in

the first

two
quarters of fiscal 2024 compared to the prior year period.
Litigation loss contingency accrual
- The increase relates to the litigation loss contingency accrual discussed above.
Other expenses
-
The increase in other expense is primarily due to increased legal costs incurred in the year-to-date period.
OPERATING

INCOME (LOSS)
For the second

quarter of fiscal

2024,

we recorded operating

income of $14.2

million compared

to operating income

of $259.9
million for the same period of fiscal 2023.
For the twenty-six

weeks ended December

2, 2023, we recorded

an operating income

of $7.5 million

compared to an operating
income of $423.7 million for the same period of fiscal 2023.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the

second quarter

of fiscal

2024,

we earned

$7.1 million

of interest

income compared

to $2.1

million for

the same

period
of

fiscal

2023.

The

increase

resulted

from

significantly

higher

investment

balances

and

higher

interest

rates.

The

Company
recorded interest expense

of $134 thousand and

$143 thousand for the

second quarters ended December

2, 2023 and November
26, 2022, respectively.
For the twenty-six weeks ended December 2, 2023, we earned

$14.6 million of interest income compared to $3.1 million for the same period

of fiscal

2023. The

increase resulted

from significantly

higher investment

balances and

higher interest

rates. The
Company

recorded

interest

expense

of $276

thousand

and $291

thousand

for

the

twenty-six

weeks

ended

December 2,

2023
and November 26, 2022, respectively.
INCOME TAXES
For

the

second

quarter

of

fiscal

2024,

pre-tax

income

was $22.1

million

compared

to

$262.2

million

for

the

same

period

of
fiscal 2023.

We

recorded income

tax expense

of $5.5

million for

the second

quarter of

fiscal 2024,

which reflects

an effective
tax rate

of 25.0%.

Income tax

expense was $64.0

million for

the comparable

period of fiscal

2023, which

reflects an effective
tax rate of 24.4%.

Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for the

second quarter

ended December 2,

2023, was

$17.0 million,

or $0.35
per basic and

diluted common share,

compared to net

income attributable to

Cal-Maine Foods, Inc.

of $198.6 million,

or $4.08
per basic and $4.07 per diluted common share for the same period of fiscal

2023.

Index

Net income attributable to

Cal-Maine Foods, Inc. for the

twenty-six weeks ended December 2,

2023, was $17.9 million, or

$.37
per basic

and diluted

common share,

compared to

net income

attributable to

Cal-Maine Foods,

Inc. of

$323.9 million

or $6.66
per basic and $6.63 per diluted common share, for the same period of fiscal 2023.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working

capital at

December 2,

2023 was $910.1

million, compared

to $942.2

million at

June 3,

2023. The

calculation of
working

capital

is defined

as current

assets less

current

liabilities. Our

current

ratio

was 6.9

at December

2, 2023,

compared
with 6.2 at June 3, 2023. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the twenty-six weeks

ended December 2, 2023,

$74.0 million in net cash

was provided by operating

activities, compared to
$344.8

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2023.

The

decrease

in

cash

flow

from
operating activities resulted primarily from lower selling prices for conventional eggs compared to the prior-year period.
Cash Flows from Investing Activities
For

the

twenty-six

weeks

ended

December

2,

2023,

$32.4

million

was

provided

by

investing

activities,

primarily

due

to

the
sales

and

maturities

of

investment

securities,

partially

offset

by

the

acquisition

of

assets

of

Fassio

Egg

Farms,

Inc.

This
compares

to

$146.7

million

used

in

investing

activities

in

the

same

period

of

fiscal

2023,

primarily

due

to

purchases

of
investment

securities.

Sales

and

maturities

of

investment

securities

were

$196.1

million

in

first

two

quarters

of

fiscal

2024,
compared to

$65.3 million

in the

first two

quarters fiscal

2023. The

increase in

sales and

maturities of

investment securities

is
primarily

due

to the

maturities of

short-term

investments

during

the period.

Purchases of

property,

plant and

equipment were
$66.2 million

and $59.7 million

in the first

two quarters

of fiscal 2024

and 2023,

respectively,

primarily reflecting

progress on
our construction projects.
Cash Flows from Financing Activities
We

paid dividends

of $37.3

million for

the twenty-six

weeks ended

December 2,

2023 compared

to $78.4

million in

the same
prior-year period.
As of December 2, 2023, cash

increased $69.0 million since June

3, 2023, compared to an increase

of $119.6 million during

the
same period of fiscal 2023.
Credit Facility
We

had no

long-term debt

outstanding at

December 2,

2023 or

June 3,

2023. On

November 15,

2021, we

entered into

a credit
agreement

that

provides

for

a

senior

secured

revolving

credit facility

(the

“Credit

Facility”),

in

an

initial

aggregate

principal
amount

of

up

to

$250

million

with

a

five-year

term.

As

of

December

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
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$5.7

million,

or
approximately $0.116

per share to holders

of our common

and Class A common

stock with respect

to our second

fiscal quarter
of 2024.

The amount

paid per

share will

vary based

on the

number of

outstanding

shares on

the record

date. The

dividend is
payable on February 15, 2024 to holders of record on January 31, 2024.

Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition

toward their

announced timelines

for cage-free

egg sales.

The following

table presents

material construction
projects approved as of December 2, 2023 (in thousands):

Index

Project(s) Type
Projected

Completion Projected Cost
Spent as of
December 2, 2023
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 54,702 36,370 18,332
Feed Mill Fiscal 2025 10,486 2,486 8,000
Cage-Free Layer & Pullet Houses Fiscal 2026 78,982 59,000 19,982
Cage-Free Layer & Pullet Houses Fiscal 2027 56,732 29,334 27,398
$ 200,902 $ 127,190 $ 73,712
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

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2023 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirteen weeks ended December 2, 2023 from
the information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About

Market Risk in our 2023 Annual
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of December 2, 2023 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was

no change

in our

internal control

over financial

reporting that

occurred during

the quarter

ended December

2, 2023
that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2023

Annual
Report,

Part

I

Item

3

Legal

Proceedings,

and

Part

II

Item 8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary
Data,

Note

16

-

Commitments

and

Contingencies,

and

(ii)

in

this

Quarterly

Report

in
Note 10
- Commitments and
Contingencies

of

the

Notes

to

Condensed

Consolidated

Financial

Statements,

which

discussions

are

incorporated

herein

by
reference.

ITEM 1A.

RISK
FACTORS
There have

been no

material changes

in the risk

factors previously

disclosed in

the Company’s

2023 Annual

Report, except

as
reported herein in Part I Item 2 under the heading “HPAI.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

There were no purchases of Common Stock made by or

on behalf of our Company or any affiliated purchaser

during the second
quarter of fiscal 2024.
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

January 3, 2024
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

January 3, 2024 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿