Form 10-Q
period 2024-03-02
CAL-MAINE FOODS INC
filed 2024-04-02
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
March 2, 2024

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
44,238,326

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of April 2, 2024.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

March 2, 2024 and June 3, 2023

3

Condensed Consolidated Statements of Income -
Thirteen and Thirty-nine Weeks Ended March 2, 2024 and February 25, 2023

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Thirty-nine Weeks Ended March 2, 2024 and February 25, 2023

5

Condensed Consolidated Statements of Cash Flows -

Thirty-nine Weeks Ended March 2, 2024 and February 25, 2023

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

20

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
31
Item 4.

Controls and Procedures

31

Part II.

Other Information

Item 1.

Legal Proceedings

32

Item 1A.

Risk Factors

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 6.

Exhibits

32

Signatures

33

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

March 2, 2024 June 3, 2023
Assets
Current assets:
Cash and cash equivalents $
367,123
$
292,824
Investment securities available-for-sale
327,720
355,090
Trade and other receivables, net
212,851
120,247
Income tax receivable
33,771
66,966
Inventories
269,244
284,418
Prepaid expenses and other current assets
6,883
5,380
Total current

assets
1,217,592
1,124,925
Property, plant &

equipment, net
826,573
744,540
Investments in unconsolidated entities
16,388
14,449
Goodwill
45,776
44,006
Intangible assets, net
16,534
15,897
Other long-term assets
10,666
10,708
Total Assets $
2,133,529
$
1,954,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
95,610
$
82,590
Accrued wages and benefits
25,721
38,733
Accrued income taxes payable
30,113
8,288
Dividends payable
48,891
37,130
Accrued expenses and other liabilities
15,354
15,990
Total current

liabilities
215,689
182,731
Other noncurrent liabilities
30,740
9,999
Deferred income taxes, net
166,141
152,212
Total liabilities
412,570
344,942
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
75,226
72,112
Retained earnings
1,680,886
1,571,112
Accumulated other comprehensive loss, net of tax
(1,514)
(2,886)
Common stock in treasury at cost –
26,022

shares at March 2, 2024 and
26,077

shares
at June 3, 2023
(31,597)
(30,008)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,723,752
1,611,081
Noncontrolling interest in consolidated entity
(2,793)
(1,498)
Total stockholders’

equity
1,720,959
1,609,583
Total Liabilities and Stockholders’

Equity
$
2,133,529
$
1,954,525
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023 March 2, 2024 February 25, 2023
Net sales $
703,076
$
997,493
$
1,685,654
$
2,457,537
Cost of sales
484,504
534,467
1,330,519
1,459,172
Gross profit
218,572
463,026
355,135
998,365
Selling, general and administrative
66,020
58,489
194,844
170,048
Gain on involuntary conversions
(9,929)
(3,220)
(9,929)
(3,220)
(Gain) loss on disposal of fixed assets
(306)
(26)
(44)
36
Operating income
162,787
407,783
170,264
831,501
Other income (expense):
Interest income, net
7,554
6,126
21,887
8,959
Royalty income
436
426
1,086
1,198
Patronage dividends
11,298
10,239
11,298
10,239
Equity income of unconsolidated entities
2,666
1,786
2,225
943
Other, net
418
(1,473)
1,250
(205)
Total other income, net
22,372
17,104
37,746
21,134
Income before income taxes
185,159
424,887
208,010
852,635
Income tax expense
38,796
102,118
44,658
206,438
Net income
146,363
322,769
163,352
646,197
Less: Loss attributable to noncontrolling
interest
(349)
(450)
(1,295)
(896)
Net income attributable to Cal-Maine Foods,
Inc. $
146,712
$
323,219
$
164,647
$
647,093
Net income per common share:
Basic $
3.01
$
6.64
$
3.38
$
13.31
Diluted $
3.00
$
6.62
$
3.37
$
13.25
Weighted average

shares outstanding:
Basic
48,727
48,653
48,702
48,634
Diluted
48,884
48,842
48,865
48,832
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023 March 2, 2024 February 25, 2023
Net income $
146,363
$
322,769
$
163,352
$
646,197
Other comprehensive income (loss), before
tax:
Unrealized holding gain (loss) on available-
for-sale securities, net of reclassification
adjustments
132
26
1,813
(1,945)
Income tax benefit (expense) related to
items of other comprehensive income
(32)
(6)
(441)
474
Other comprehensive income (loss), net of tax
100
20
1,372
(1,471)
Comprehensive income
146,463
322,789
164,724
644,726
Less: Comprehensive loss attributable to the
noncontrolling interest
(349)
(450)
(1,295)
(896)
Comprehensive income attributable to Cal-
Maine Foods, Inc. $
146,812
$
323,239
$
166,019
$
645,622
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023
Cash flows from operating activities:
Net income $
163,352
$
646,197
Depreciation and amortization
59,151
53,198
Deferred income taxes
13,488
7,098
Other adjustments, net
1,613
16
Net cash provided by operations
237,604
706,509
Cash flows from investing activities:
Purchases of investment securities
(243,518)
(442,583)
Sales and maturities of investment securities
273,915
132,686
Investment in unconsolidated entities
(363)
(1,673)
Distributions from unconsolidated entities
1,000
—
Acquisition of business
(53,746)
—
Purchases of property,

plant and equipment
(95,969)
(86,168)
Net proceeds from disposal of property,

plant and equipment
243
118
Net cash used in investing activities
(118,438)
(397,620)
Cash flows from financing activities:
Payments of dividends
(42,965)
(144,559)
Purchase of common stock by treasury
(1,688)
(1,633)
Principal payments on finance lease
(214)
(167)
Net cash used in financing activities
(44,867)
(146,359)
Net change in cash and cash equivalents
74,299
162,530
Cash and cash equivalents at beginning of period
292,824
59,084
Cash and cash equivalents at end of period $
367,123
$
221,614
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The

unaudited

condensed

consolidated

financial

statements

of

Cal-Maine

Foods,

Inc.

and

its

subsidiaries

(the

“Company,”
“we,” “us,” “our”)

have been prepared

in accordance with

the instructions to

Form 10-Q and

Article 10 of

Regulation S-X and
in

accordance

with generally

accepted

accounting

principles in

the

United

States of

America

(“GAAP”)

for

interim

financial
reporting and

should be

read in

conjunction with

our Annual

Report on

Form 10-K

for the fiscal

year ended

June 3,

2023 (the
“2023

Annual

Report”).

These

statements

reflect

all

adjustments

that

are,

in

the

opinion

of

management,

necessary

to

a

fair
statement of the results for

the interim periods presented

and, in the opinion of

management, consist of adjustments

of a normal
recurring nature.

Operating results for

the interim periods

are not necessarily

indicative of operating

results for the

entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on March 2, 2024 and February 25, 2023 included
13 weeks

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

of March 2,

2024 and June

3,
2023, reserves for credit losses were

$
605

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

We

typically use the income

method approach for

intangible assets acquired in

a business combination. Significant

estimates in
valuing

certain

intangible

assets

include,

but

are

not

limited

to,

the

amount

and

timing

of

future

cash

flows,

growth

rates,
discount rates and

useful lives. The

excess of the purchase

price over fair values

of identifiable assets and

liabilities is recorded
as goodwill.

Gain on Involuntary Conversions

The Company

maintains insurance

for both

property damage

and business

interruption relating

to catastrophic

events, such

as
fires, hurricanes,

tornadoes

and other

acts of

God, and

is eligible

to participate

in U.S.

Department

of Agriculture

(“USDA”)
indemnity

and

compensation

programs

for

certain

losses

due

to

disease

outbreaks

such as

highly

pathogenic

avian

influenza
(“HPAI”).

Specifically,

the

Animal

Health

Protection

Act

authorizes

USDA to

provide

indemnity

payments

to

producers

for
birds and eggs

that must be

destroyed during a

disease response. Payments

received under these

programs are based

on the fair
market value

of the

poultry and/or

eggs at

the time

that HPAI

virus is

detected in

the flock.

Other covered

costs include

feed,
depopulation and disposal costs, and virus elimination costs. USDA does not provide indemnity for income or production losses
suffered

due to

downtime or

other business

disruptions nor

for indirect

continuing expenses.

Recoveries received

for property
damage, business interruption and disease outbreaks in

excess of the net book value of damaged assets, clean-up and demolition
costs,

and

other

direct

post-event

costs

are

recorded

within

“Gain

on

involuntary

conversions”

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

Index

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

the Fassio

assets and

the amounts

of assets

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
Intangible

assets

consisted

primarily

of

water

rights

within

the

property

acquired.

Water

rights

were

valued

using

the

sales
comparison approach.

Index

Contingent

consideration

liability

was

recorded

and

represents

potential

future

cash

payment

to

the

sellers

contingent

on

the
acquired

business

meeting

certain

return

on

profitability

milestones over

a
three-year

period,

commencing

on

the date

of

the
acquisition.

The fair

value of

the contingent

consideration is

estimated using

a discounted

cash flow

model. Key

assumptions
and

unobservable

inputs that

require

significant judgement

used in

the estimate

include weighted

average cost

of capital,

egg
prices, projected revenue

and expenses over which

the contingent considered

is measured, and the

probability assessments with
respect to the

likelihood of achieving

the forecasted projections.

A range of

potential outcomes cannot

be reasonably estimated
due to market volatility of egg prices.
Goodwill

represents

the

excess

of

the

purchase

price

of

the

acquired

business

over

the

acquisition

date

fair

value

of

the

net
assets acquired.

Goodwill recorded

in connection

with the

Fassio acquisition

is primarily

attributable to

improved efficiencies
from integrating the assets of

Fassio with the operations

of the Company.

The Company recognized goodwill

of $
1.8

million as
a result of the acquisition.

Note 3 - Investment Securities
The following represents the Company’s

investment securities as of March 2, 2024 and June 3, 2023 (in thousands):

March 2, 2024
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
6,147
$
—
$
63
$
6,084
Commercial paper
42,864
—
39
42,825
Corporate bonds
121,430
—
367
121,063
Certificates of deposits
1,830
—
2
1,828
US government and agency obligations
115,165
—
199
114,966
Asset backed securities
9,418
85
—
9,503
Treasury bills
31,455
—
4
31,451
Total current

investment securities
$
328,309
$
85
$
674
$
327,720
Mutual funds $
1,108
$
16
$
—
$
1,124
Total noncurrent

investment securities
$
1,108
$
16
$
—
$
1,124

June 3, 2023
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
16,571
$
—
$
275
$
16,296
Commercial paper
56,486
—
77
56,409
Corporate bonds
139,979
—
1,402
138,577
Certificates of deposits
675
—
—
675
US government and agency obligations
101,240
—
471
100,769
Asset backed securities
13,459
—
151
13,308
Treasury bills
29,069
—
13
29,056
Total current

investment securities
$
357,479
$
—
$
2,389
$
355,090
Mutual funds $
2,172
$
—
$
91
$
2,081
Total noncurrent

investment securities
$
2,172
$
—
$
91
$
2,081
Available-for-sale
Proceeds

from

sales and

maturities of

investment

securities available-for-sale

were $
273.9

million

and $
132.7

million

during
the thirty-nine

weeks ended March

2, 2024

and February

25, 2023,

respectively.

Gross realized

gains for

the thirty-nine

weeks
ended March

2, 2024

and February

25, 2023

were $
18

thousand and

$
38

thousand, respectively.

Gross realized

losses for

the
thirty-nine weeks ended March 2, 2024 and February

25, 2023 were $
8

thousand and $
64

thousand, respectively.

There were
no
allowances

for credit losses at March 2, 2024 and June 3, 2023.

Index

Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at March

2, 2024 are as follows (in thousands):

Estimated Fair Value
Within one year $
213,556
1-5 years
114,164
Total $
327,720
Noncurrent

Proceeds from sales and maturities of noncurrent investment securities were $
1.5

million and $
1.8

million during the thirty-nine
weeks ended March 2, 2024

and February 25, 2023, respectively.

Gross realized gains for the thirty-nine

weeks ended March 2,
2024 and February 25,

2023 were $
14

thousand and $
6

thousand, respectively.

There were
no

realized losses for the

thirty-nine
weeks ended March 2, 2024. Gross realized losses for the thirty-nine weeks ended February 25, 2023 were $
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

Index

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of March 2, 2024 and June

3, 2023 (in thousands):

March 2, 2024 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
6,084
$
—
$
6,084
Commercial paper
—
42,825
—
42,825
Corporate bonds
—
121,063
—
121,063
Certificates of deposits
—
1,828
—
1,828
US government and agency obligations
—
114,966
—
114,966
Asset backed securities
—
9,503
—
9,503
Treasury bills
—
31,451
—
31,451
Mutual funds
1,124
—
—
1,124
Total assets measured at fair

value
$
1,124
$
327,720
$
—
$
328,844
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
Contingent

consideration

classified

as

Level

3

consists

of

the

potential

obligation

to

pay

an

earnout

to

the

sellers

of

Fassio
contingent on the

acquired business meeting

certain return on

profitability milestones over

a
three-year

period, commencing on
the date of

the acquisition. The fair

value of the

contingent consideration is

estimated using a

discounted cash flow

model. Key
assumptions and

unobservable inputs

that require

significant judgement

used in

the estimate

include weighted

average cost

of
capital,

egg

prices,

projected

revenue

and

expenses

over

which

the

contingent

considered

is

measured,

and

the

probability
assessments

with

respect

to

the

likelihood

of

achieving

the

forecasted

projections.

See

further

discussion

in
Note 2 -
Acquisition
.
Note 5 - Inventories
Inventories consisted of the following as of March 2, 2024 and June 3,

2023 (in thousands):

March 2, 2024 June 3, 2023
Flocks, net of amortization $
150,441
$
164,540
Eggs and egg products
26,770
28,318
Feed and supplies
92,033
91,560
$
269,244
$
284,418

Index

We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male and female

chickens used to produce fertile

eggs to hatch for egg

production flocks). Our total

flock at March 2,
2024 and June

3, 2023 consisted of

approximately
10.9

million and
10.8

million pullets and breeders

and
42.2

million and
41.2
million layers, respectively.
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended

March 2, 2024 and February 25, 2023 (in thousands):

Thirteen Weeks

Ended March 2, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at December
2, 2023 $
703
$
48
$
(30,014)
$
74,214
$
(1,614)
$
1,583,071
$
(2,444)
$
1,623,964
Other comprehensive
income, net of tax — — — —
100
— —
100
Stock compensation
plan transactions — —
(1,583)
1,012
— — —
(571)
Dividends ($
0.997
per share)
Common — — — — —
(44,111)
—
(44,111)
Class A common — — — — —
(4,786)
—
(4,786)
Net income (loss) — — — — —
146,712
(349)
146,363
Balance at March 2,
2024 $
703
$
48
$
(31,597)
$
75,226
$
(1,514)
$
1,680,886
$
(2,793)
$
1,720,959

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

Index

Thirty-nine Weeks Ended

March 2, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 3,
2023 $
703
$
48
$
(30,008)
$
72,112
$
(2,886)
$
1,571,112
$
(1,498)
$
1,609,583
Other comprehensive
income, net of tax — — — —
1,372
— —
1,372
Stock compensation
plan transactions — —
(1,589)
3,114
— — —
1,525
Dividends ($
1.119
per share)
Common — — — — —
(49,501)
—
(49,501)
Class A common — — — — —
(5,372)
—
(5,372)
Net income (loss) — — — — —
164,647
(1,295)
163,352
Balance at March 2,
2024 $
703
$
48
$
(31,597)
$
75,226
$
(1,514)
$
1,680,886
$
(2,793)
$
1,720,959

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
4.403
per share)
Common — — — — —
(194,478)
—
(194,478)
Class A common — — — — —
(21,144)
—
(21,144)
Net income (loss) — — — — —
647,093
(896)
646,197
Balance at February
25, 2023 $
703
$
48
$
(29,996)
$
70,977
$
(3,067)
$
1,497,325
(1,102)
$
1,534,888

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

Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023 March 2, 2024 February 25, 2023
Numerator
Net income $
146,363
$
322,769
$
163,352
$
646,197
Less: Loss attributable to
noncontrolling interest
(349)
(450)
(1,295)
(896)
Net income attributable to Cal-Maine
Foods, Inc. $
146,712
$
323,219
$
164,647
$
647,093
Denominator
Weighted-average

common shares
outstanding, basic
48,727
48,653
48,702
48,634
Effect of dilutive restricted shares
157
189
163
198
Weighted-average

common shares
outstanding, diluted
48,884
48,842
48,865
48,832
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
3.01
$
6.64
$
3.38
$
13.31
Diluted $
3.00
$
6.62
$
3.37
$
13.25

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

Index

Disaggregation of Revenue
The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023 March 2, 2024 February 25, 2023
Conventional shell egg sales $
413,619
$
689,022
$
919,498
$
1,656,528
Specialty shell egg sales
262,293
272,205
688,879
700,803
Egg products
21,759
32,582
63,994
88,274
Other
5,405
3,684
13,283
11,932
$
703,076
$
997,493
$
1,685,654
$
2,457,537
Contract Costs
The Company can incur costs to

obtain or fulfill a contract with a

customer. If the

amortization period of these costs is less

than
one year,

they are

expensed as

incurred. When

the amortization

period is

greater than

one year,

a contract

asset is

recognized
and

is

amortized

over

the

contract

life

as

a

reduction

in

net

sales.

As

of

March

2,

2024

and

June

3,

2023,

the

balance

for
contract assets was immaterial.
Contract Balances
The Company receives payment from customers based on specified terms that are generally less than 30 days from delivery.
There are rarely contract assets or liabilities related to performance under the contract.
Note 9 - Stock Based Compensation
Total

stock-based

compensation

expense

was

$
3.2

and

$
3.1

million

for

the

thirty-nine

weeks

ended

March

2,

2024

and
February 25, 2023, respectively.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated 2012

Omnibus Long-Term

Incentive Plan

at March 2,

2024 of

$
8.6

million will be

recorded over

a weighted average
period

of
2.2

years.

Refer

to

Part

II

Item

8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary

Data,

Note 14

-
Stock Compensation Plans in our 2023 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the thirty-nine weeks ended March 2, 2024 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 3, 2023
294,140
$
43.72
Granted
86,363
54.91
Vested
(99,360)
37.70
Forfeited
(1,329)
44.68
Outstanding, March 2, 2024
279,814
$
49.31

Index

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

proceedings. The district

court has set

a case management conference

for April 12, 2024.
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

On

July

13,

2022,

the

court

denied

the

plaintiffs’

motion

to

set

aside

or

amend

the

judgment

to

amend

their
complaint.
On March 15, 2022,

plaintiffs filed a

second suit against the

Company and several

defendants in Bell et

al. v.

Cal-Maine Foods
et al.,

Case No.

1:22-cv-246, in

the Western

District of

Texas,

Austin Division

alleging the

same assertions

as laid

out in

the
first

complaint.

On

August

12,

2022,

the

Company

and

other

defendants

in

the

case

filed

a

motion

to

dismiss

the

plaintiffs’
class action

complaint. On

January 9,

2023, the

court entered

an order

and final

judgement granting

the Company’s

motion to
dismiss.

On February

8, 2023,

the plaintiffs

appealed

the lower

court’s

judgement

to the

United States

Court of

Appeals for

the Fifth
Circuit, Case No. 23-50112. On February

12, 2024, the court affirmed the judgment of the district court.
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

The Kellogg Company.

Index

On September

13, 2019,

the case

with the

Egg Products

Plaintiffs was

remanded from

a multi-district

litigation proceeding

in
the

United

States

District

Court

for

the

Eastern

District

of

Pennsylvania,

In

re

Processed

Egg

Products

Antitrust

Litigation,
MDL No. 2002, to

the United States District Court

for the Northern District

of Illinois, Kraft Foods Global,

Inc. et al. v.

United
Egg

Producers,

Inc.

et

al., Case

No.

1:11-cv-8808,

for

trial. The

Egg

Products

Plaintiffs

alleged

that

the

Company

and

other
defendants

violated

Section

1

of

the

Sherman

Act,

15.

U.S.C.

§

1,

by

agreeing

to

limit

the

production

of

eggs

and

thereby
illegally

to

raise

the

prices

that

plaintiffs

paid

for

processed

egg

products.

In

particular,

the

Egg

Products

Plaintiffs

attacked
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers.

On October 24, 2019,

the Company entered into

a confidential settlement agreement

with The Kellogg Company

dismissing all
claims against the

Company for an

amount that did

not have a

material impact on

the Company’s

financial condition or

results
of operations.

On November

11,

2019, a

stipulation

for dismissal

was filed

with the

court, and

on March

28, 2022,

the court
dismissed the Company with prejudice.
The trial of this case began

on October 17, 2023. On December

1, 2023, the jury returned a decision

awarding the Egg Products
Plaintiffs

$
17.8

million

in damages.

If the

jury’s

decision

is ultimately

upheld,

the defendants

would

be jointly

and

severally
liable

for

treble

damages,

or

$
53.3

million,

subject

to

credit

for

the

Kellogg

settlement

described

above

and

certain

other
settlements with

previous

settling defendants,

plus the

Egg Product

Plaintiffs’

reasonable

attorneys’

fees. This

decision is

not
final and

remains subject

to the

defendants’ motion

for a

directed verdict

noted below

and appeals

by the

parties. During

our
second fiscal quarter

of 2024, we

recorded an accrued

expense of $
19.6

million in selling,

general and

administrative expenses
in

the

Company’s

Condensed

Consolidated

Statements

of

Income

and

classified

as

other

noncurrent

liabilities

in

the
Company’s

Condensed Consolidated

Balance Sheets. The

accrual represents

our estimate of

the Company’s

proportional share
of the reasonably

possible ultimate damages

award, excluding the Egg

Product Plaintiffs’ attorneys’

fees that we believe

would
be

approximately

offset

by the

credits

noted above.

We

have

entered

into a

judgment

allocation

and joint

defense

agreement
with

the

other

major

producer

defendant

remaining

in

the

case,

and

are

in

discussions

with

other

defendants

regarding

their
contributions. Our accrual may change in the future

based on the outcome of those discussions. Our accrual

may also be revised
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
Note 11 - Subsequent Events
On March

14, 2024,

the Company

completed the

previously announced

acquisition from

Tyson

Foods, Inc.

of a

closed broiler
processing plant, hatchery and feed mill in Dexter,

Missouri.
On

April

1,

2024,
one

of

the

Company’s

facilities

located

in

Parmer

County,

Texas,

tested

positive

for

HPAI,

affecting
approximately
1.6

million laying hens

and
337,000

pullets, or approximately
3.6
% of the Company’s

total flock as of

March 2,
2024.

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

6-8

months.

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

and changing

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

and (ix) global
instability,

including

as

a

result

of

the

war

in

Ukraine,

the

Israel-Hamas

conflict

and

attacks

on

shipping

in

the

Red

Sea.
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

42.2
million layers

and 10.9

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
U.S.

Census.

California,

Massachusetts,

Colorado,

Oregon,

Washington,

and

Nevada,

which

collectively

represent
approximately

20% of

the total

estimated

U.S.

population,

have

cage-free

legislation

currently

in effect

.

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

27.9% of our total net shell
egg revenue for the third quarter of fiscal year

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
ACQUISITIONS
During the second

quarter of fiscal

2024,

we acquired

the assets of

Fassio Egg Farms,

Inc. (“Fassio”) related

to its commercial
shell

egg

production

and

processing

business.

The

assets

acquired

included

commercial

shell

egg

production

and

processing
facilities with

a capacity

at the

time of

acquisition of

approximately

1.2 million

laying hens,

primarily

cage-free,

a feed

mill,

Index

pullets,

a

fertilizer

production

and

composting

operation

and

land

located

in

Erda,

Utah,

outside

Salt

Lake

City.

See

further
discussion

in
Note 2 – Acquisition

of

the

Notes

to

Condensed

Consolidated

Financial

Statements

included

in

this

Quarterly
Report.
Following the

end of

the third

quarter,

we announced

that we

completed

the acquisition

from Tyson

Foods, Inc.

of a

recently
closed broiler

processing plant,

hatchery and

feed mill

located in

Dexter,

Missouri. We

plan to

repurpose the

assets for

use in
egg and egg products production.
HPAI
Since the HPAI

outbreaks in 2015, there were no reported significant outbreaks of HPAI in the commercial table egg layer
flocks until the February – December 2022 time period. During this time approximately

43 million commercial layers and 1.0
million pullets were depopulated resulting in significant pressure on the supply of eggs. Thereafter, there were no HPAI

cases
affecting commercial layers until November 2023.

From November 2023 until the last reported case in commercial layer hens in January 2024, approximately 15.7 million commercial laying hens and pullets were depopulated.
During the third quarter of fiscal 2024, Cal-Maine

Foods experienced an HPAI

outbreak within its facilities in Kansas, resulting
in depopulation

of approximately

1.5 million

laying hens

and 240,000

pullets, or

approximately 3.3%

of our

total flock

at the
time. Following the end of

the third quarter, on

April 1, 2024, one of the Company’s

facilities located in Parmer County,

Texas,
tested

positive

for

HPAI,

resulting

in

depopulation

of

approximately

1.6

million

laying

hens

and

337,000

pullets,

or
approximately 3.6% of

the Company’s

total flock as of

March 2, 2024.

Production at the facility

has temporarily ceased

as the
Company follows the protocols prescribed by the USDA. Cal-Maine

Foods is working to secure production from other facilities
to minimize disruption to its customers.

The Company

remains dedicated

to robust

biosecurity programs

across its

locations; however,

no farm

is immune from

HPAI.
HPAI

is

still

present

in

the

wild

bird

population

and

the

extent

of

possible

future

outbreaks,

with

heightened

risk

during

the
migration

seasons, cannot

be predicted.

According to

the U.S.

Centers for

Disease Control

and Prevention,

the human

health
risk to

the U.S. public

from HPAI

viruses is

considered to

be low.

Also, according

to the USDA,

HPAI

cannot be

transmitted
through

safely

handled

and

properly

cooked

eggs.

There

is

no

known

risk

related

to

HPAI

associated

with

eggs

that

are
currently in

the market and

no eggs have

been recalled.

For additional information,

see the 2023

Annual Report,

Part II Item

7
“Management’s Discussion and

Analysis of Financial Condition and Results of Operations – HPAI.”

EXECUTIVE OVERVIEW
For

the

third quarter

and

first three

quarters

of fiscal

2024,

we

recorded

a

gross profit

of $218.6

million

and

$355.1 million,
respectively,

compared

to

$463.0

million

and

$998.4

million,

respectively,

for

the

same

periods

of

fiscal

2023,

with

the
decreases

due primarily

to lower

conventional shell

egg prices.

The decrease

in gross

profit was

partially offset

by lower

feed
ingredient prices in the third quarter and first three quarters of fiscal

2024 compared to the same periods

of fiscal 2023.
Our

net

average selling

price per

dozen for

the

third quarter

of fiscal

2024

was $2.247

compared

to $3.298

in

the prior-year
period. Conventional

egg prices

per dozen

were $2.152

compared to

$3.678 for

the prior-year

period, and

specialty egg

prices
per dozen were $2.415 compared to $2.616 for the prior-year

period. Egg prices in the third quarter of fiscal 2023

were elevated
compared to historical averages prior

to fiscal 2023 primarily due to

the resurgence of HPAI

outbreaks and other market factors
in November 2023

through January 2024,

as described above and

herein. Although egg

prices in the third

quarter of 2024 were
lower than

in the

prior-year period,

they were

elevated above

historical averages

due to

the resurgence

of HPAI

in November
2023. According to the USDA,

the five-year average of the monthly

average size of the layer hen flock

from December through
February

(which

most

closely

aligns

with

our

third

fiscal

quarter)

through

2023

is

330.2

million

hens.

The

monthly

average
layer

hen

flock

from

December

2023

through

February

2024

was

312.2

million,

which

is 18.0

million

or

5.5%

less than

the
five-year average.

During both

the third

quarters of

2023 and

2024, supply

constraints as

well as

seasonal demand

during the
holidays put upward pressure on the price of shell eggs.
Our net

average selling

price per

dozen for

the first

three quarters

of fiscal

2024 was

$1.866 compared

to $2.771

in the

prior-
year

period.

Conventional

egg

prices per

dozen

were $1.624

compared

to $2.984

for the

prior-year

period,

and

specialty egg
prices

per

dozen

were

$2.328

compared

to

$2.369

for

the

prior-year

period.

The

daily

average

price

for

the

Urner

Barry
southeast

large

index

for

the third

quarter

of

fiscal

2024

and

first

three

quarters

of

fiscal

2024

decreased

35.2%

and

43.7%,
respectively, from

the comparable periods

in the prior year. For information

about historical shell egg prices, see Part I Item I of
our 2023 Annual Report.

In the third quarter of

2024, we achieved record

quarterly sales volume of total

dozens sold and specialty dozens

sold. Our total
dozens

sold

increased

3.2%

to

300.8

million

dozen

shell

eggs for

the

third

quarter

of fiscal

2024

compared

to

291.4

million
dozen

for

the

same

period

of

fiscal

2023.

For

the

year-to-date

period,

total

dozens

sold

increased

1.3%

from

850.8

million

Index

dozen

to

862.0

million

dozen.

For

the

third

quarter

of

fiscal

2024,

conventional

dozens

sold

increased

2.6%

and

specialty
dozens sold

increased 4.4%

as compared

to the

same quarter

in fiscal

2023.

Demand for

specialty eggs

increased in

the third
quarter of

fiscal 2024

compared to

the same

prior year

period due

primarily to

cage-free requirements

becoming effective

for
Nevada, Oregon and Washington

on January 1, 2024. For

the year-to-date period,

conventional dozens sold increased

2.0% and
specialty dozens sold remained consistent compared to the prior year period.
Our farm

production costs

per dozen

produced for

the third

quarter and

first three

quarters of

fiscal 2024

decreased 10.5%,

or
$0.11,

and 6.6%,

or $0.07,

respectively,

compared to

the prior

year periods,

primarily due

to lower

feed costs.

Feed costs

per
dozen produced decreased

19.9%, or $0.14,

compared to the third

quarter of fiscal

2023 and 16.7%,

or $0.11,

for the first three
quarters of

fiscal 2023,

primarily due

to lower

feed ingredient

prices. For

information about

historical corn

and soybean

meal
prices, see Part I Item I of our 2023

Annual Report.
RESULTS OF

OPERATIONS
The following

table sets forth,

for the periods

indicated, certain

items from

our Condensed Consolidated

Statements of Income
expressed as a percentage of net sales.
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024
February 25, 2023 March 2, 2024 February 25, 2023
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 68.9% 53.6% 78.9% 59.4%
Gross profit 31.1% 46.4% 21.1% 40.6%
Selling, general and administrative 9.3% 5.9% 11.6% 6.9%
Gain on involuntary conversions (1.4) % (0.3) % (0.6) % (0.1) %
Operating income 23.2% 40.8% 10.1% 33.8%
Total other income, net 3.2% 1.7% 2.2% 0.9%
Income before income taxes 26.4% 42.5% 12.3% 34.7%
Income tax expense 5.5% 10.2% 2.6% 8.4%
Net income 20.9% 32.3% 9.7% 26.3%
Less: Loss attributable to noncontrolling
interest — % — % (0.1) % — %
Net income attributable to Cal-Maine
Foods, Inc. 20.9% 32.3% 9.8% 26.3%
NET SALES
Total

net sales for the

third quarter of fiscal

2024 were $703.1

million compared to

$997.5 million for the

same period of fiscal
2023.
Net shell

egg sales

represented 96.

9% and

96.7% of

total net

sales for

the third

quarters

of fiscal

2024 and

2023, respectively.
Shell

egg

sales classified

as “Other”

represent

sales

of

miscellaneous

byproducts

and

resale products

included

with our

shell
egg operations.

Total

net sales

for the

thirty-nine weeks

ended March

2, 2024

were $1.7

billion, compared

to $2.5

billion for

the comparable
period of fiscal 2023.
Net shell egg sales

represented 96.2% and

96.4% of total net

sales for the thirty-nine

weeks ended March 2,

2024 and February
25, 2023, respectively.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023 March 2, 2024 February 25, 2023
Total net sales $ 703,076 $ 997,493 $ 1,685,654 $ 2,457,537
Conventional $ 413,619 60.7% $ 689,022 71.4% $ 919,498 56.7% $ 1,656,528 69.9%
Specialty 262,293 38.5% 272,205 28.2% 688,879 42.5% 700,803 29.6%
Egg sales, net 675,912 99.2% 961,227 99.6% 1,608,377 99.2% 2,357,331 99.5%
Other 5,405 0.8% 3,684 0.4% 13,283 0.8% 11,932 0.5%
Net shell egg sales $ 681,317 100.0% $ 964,911 100.0% $ 1,621,660 100.0% $ 2,369,263 100.0%
Net shell egg sales as a
percent of total net sales 96.9% 96.7% 96.2% 96.4%
Dozens sold:
Conventional 192,182 63.9% 187,357 64.3% 566,174 65.7% 555,045 65.2%
Specialty 108,597 36.1% 104,059 35.7% 295,904 34.3% 295,774 34.8%
Total dozens sold 300,779 100.0% 291,416 100.0% 862,078 100.0% 850,819 100.0%
Net average selling price
per dozen:
Conventional $ 2.152 $ 3.678 $ 1.624 $ 2.984
Specialty $ 2.415 $ 2.616 $ 2.328 $ 2.369
All shell eggs $ 2.247 $ 3.298 $ 1.866 $ 2.771
Egg products sales:

Egg products net sales $ 21,759 $ 32,582 $ 63,994 $ 88,274
Pounds sold 18,745 16,796 55,096 49,000
Net average selling price
per pound $ 1.161 $ 1.940 $ 1.161 $ 1.802
Shell egg net sales
Third Quarter – Fiscal 2024

vs. Fiscal 2023
-
In the

third quarter

of fiscal

2024, conventional

egg sales

decreased $275.4

million, or

40.0%, compared

to the

third
quarter

of

fiscal

2023,

primarily

due

to

a

41.5%

decrease

in

the

prices

for

conventional

eggs,

which

resulted

in

a
$293.3 million decrease in net sales, partially offset

by a 2.6% increase in the volume of conventional

eggs sold, which
resulted in a $17.7 million increase in net sales.
-
Conventional

egg

prices

reached

record

highs

in

third

quarter

fiscal

2023

due

to

HPAI

outbreaks

experienced
throughout calendar

year 2022 as

well seasonal

demand during

the winter

holidays. Prices

were lower in

the first

half
of fiscal 2024

compared to

the same period

of fiscal 2023

as the U.S.

egg supply

started to

recover from

outbreaks of
HPAI.

There has

been a

resurgence

of HPAI

starting in

November 2023,

and continuing

through the

third quarter

of
fiscal 2024, which increased prices due

to supply constraints.

However, prices remained

lower than the third quarter of
fiscal 2023.
-
Specialty egg sales decreased

$9.9 million, or 3.6%,

in the third quarter

of fiscal 2024

compared to the third

quarter of
fiscal

2023,

primarily

due

to

a

7.7%

decrease

in

the

prices

for

specialty

eggs,

which

resulted

in

a

$11.9

million
decrease in net sales.

-
Our total dozens

sold and specialty

dozens sold during

the third quarter

of fiscal 2024

were records for

our Company.
Demand

for

specialty

eggs

increased

in

the

third

quarter

of

fiscal

2024

compared

to

the

same

prior

year

period,
primarily due

to cage-free

requirements becoming

effective for

Nevada, Oregon

and Washington

effective January

1,
2024.

Index

Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
-
For the thirty-nine

weeks ended March 2,

2024, conventional egg

sales decreased $737.0 million,

or 44.5%, compared
to the

same period

of fiscal

2023, primarily

due to

the decrease

in the

prices for

conventional shell

eggs. Changes

in
prices

resulted

in

a

$770.0

million

decrease

in

net

sales,

partially

offset

by

a

2.0%

increase

in

the

volume

of
conventional eggs sold, which resulted in a $33.2 million increase in net sales.
-
During

the

first

three

quarters

of

fiscal

2024,

the

U.S.

egg

supply

was

recovering

from

the

earlier

HPAI

outbreaks,
leading to lower egg prices than the prior year period,

although as noted above there was a resurgence

in HPAI

starting
in November 2023.
Egg products net sales
Third Quarter – Fiscal 2024

vs. Fiscal 2023
-
Egg

products

net sales

decreased

$10.8

million,

or 33.2%,

for

the third

quarter of

fiscal 2024

compared to

the same
period of

fiscal 2023,

primarily due

to a

40.2%

selling price

decrease, which

had a

$14.6 million

negative impact

on
net sales.
-
Our egg

products net

average selling

price decreased

in the

third quarter

of fiscal

2024, compared

to the

third quarter
of fiscal 2023

as the supply of shell eggs used to produce egg products increased.
Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
-
Egg products net sales decreased

$24.3 million, or 27.5%, primarily

due to a 35.6% selling price

decrease compared to
the first thirty-nine weeks of fiscal 2023, which had a $35.3 million negative impact on net sales.

-
Our egg

products

net average

selling price

decreased

in the

first three

quarters of

fiscal 2024,

compared

to the

prior
year period as the supply of shell eggs used to produce egg products increased.

Index

COST OF SALES
Costs of sales

for the

third quarter of

fiscal 2024

were $484.5 million

compared to $534.5

million for the

same period of

fiscal
2023. Costs of sales for the year-to-date period were $1.3 billion compared to $1.5 billion for the prior year period.
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks

Ended
Thirty-nine Weeks Ended
March 2, 2024
February 25,
2023
%
Change March 2, 2024
February 25,
2023
%
Change
Cost of Sales:
Farm production $ 248,650 $ 280,384 (11.3) % $ 760,525 $ 823,043 (7.6) %
Processing, packaging, and
warehouse 86,423 87,037 (0.7) 253,096 252,093 0.4
Egg purchases and other
(including change in
inventory) 127,925 135,003 (5.2) 260,375 301,274 (13.6)
Total shell eggs 462,998 502,424 (7.8) 1,273,996 1,376,410 (7.4)
Egg products 21,506 32,043 (32.9) 56,523 82,762 (31.7)
Total $ 484,504 $ 534,467 (9.3) % $ 1,330,519 $ 1,459,172 (8.8) %
Farm production costs (per
dozen produced)
Feed $ 0.544 $ 0.679 (19.9) % $ 0.564 $ 0.677 (16.7) %
Other $ 0.421 $ 0.399 5.5% $ 0.431 $ 0.388 11.1%
Total $ 0.965 $ 1.078 (10.5) % $ 0.995 $ 1.065 (6.6) %
Outside egg purchases
(average cost per dozen) $ 2.44 $ 3.72 (34.4) % $ 2.09 $ 3.20 (34.7) %
Dozens produced 259,527 263,174 (1.4) % 774,984 782,186 (0.9) %
Percent produced to sold 86.3% 90.3% (4.4) % 89.9% 91.9% (2.2) %
Farm Production
Third Quarter – Fiscal 2024

vs. Fiscal 2023
-
Feed

costs per

dozen

produced

decreased

19.9%

in

the

third

quarter

of fiscal

2024

compared

to

the

third

quarter

of
fiscal 2023. This

decrease was primarily

due to lower

prices for corn

and soybean meal,

our primary feed

ingredients.
The decrease in feed cost per dozen resulted

in a decrease in cost of sales of $35.0 million for

the third quarter of fiscal
2024 compared to the prior period quarter.
-
For the

third quarter

of fiscal

2024, the

average Chicago

Board of

Trade (“CBOT”)

daily market

price was

$4.51 per
bushel

for

corn

and

$370

per

ton

of

soybean

meal,

representing

decreases

of

32.4%

and

21.8%,

respectively,

as
compared

to

the

average

CBOT

daily

market

prices

for

the

third

quarter

of

fiscal

2023.

Basis

levels

for

corn

and
soybean meal were lower in our areas of operations compared to our prior year third fiscal quarter.
-
Other

farm

production

costs

increased

primarily

due

to

higher

flock

amortization

and,

to

a

lesser

extent,

increased
facility

costs.

Flock

amortization

increased

primarily

due

to

the

increased

capitalized

value

of

our

flocks.

This

is
primarily due to the higher feed costs in earlier periods incurred during the growing phase of the flocks.

-
Facility costs increased

due to higher

repairs and maintenance

costs in the third

quarter of fiscal 2024

compared to the
third quarter of fiscal 2023.

Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
-
Feed costs

per dozen

produced decreased

16.7% in

the thirty-nine

weeks ended

March 2,

2024 compared

to the

same
period of

fiscal 2023,

primarily due

to lower

feed ingredient

prices. The

decrease in

feed cost

per dozen

resulted in

a
decrease in cost of sales of $87.6 million compared to the prior year period

.

Index

-
For the

year-to-date period,

the average

CBOT daily

market price

was $4.87 per

bushel for

corn and $403

per ton

for
soybean meal, representing

decreases of 27.3%

and 10.5%, respectively,

compared to the

average CBOT daily

market
prices for

the comparable

period in

the prior

year.

In addition,

basis levels

for corn

and soybean

meal were

lower for
the thirty-nine weeks ended March 2, 2024 compared to the same period of fiscal 2023.
-
Other farm

production costs

increased due

primarily to

higher flock

amortization,

for the

reasons described

above, as
well as increased facility costs.

-
Facility

costs

increased

due

primarily

to

increased

contract

labor

in

response

to

labor

shortages,

as

well

as

higher
repairs

and

maintenance

costs for

the thirty-nine

weeks ended

March

2, 2024

compared to

the same

period

of fiscal
2023.
Current

indications

for

corn

project

an

overall

better

stocks-to-use

ratio

implying

potentially

lower

prices

in

the

near

term;
however, as long

as outside factors remain uncertain

(including weather patterns and

global supply chain disruptions), volatility
could remain. Soybean meal supply has remained tight relative to demand in the first three quarters

of fiscal 2024.
Processing, packaging, and warehouse
Third Quarter – Fiscal 2024

vs. Fiscal 2023
-
Processing,

packaging,

and

warehouse

costs

decreased

0.7%

compared

to

the

third

quarter

of

fiscal

2023

as

we
processed fewer

dozens primarily

due to

the HPAI

outbreak at

our Kansas

facilities. The

decrease was

slightly offset
by inflationary costs in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.

Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
-
Processing,

packaging,

and

warehouse

costs

increased

0.4%

compared

to

the

first

three

quarters

of

fiscal

2023,
primarily

due

to

an

increase

in

costs

due

to

inflationary

pressure,

partially

offset

by

a

reduction

in

the

volume

of
processed dozens.
Egg purchases and other (including change in inventory)
Third Quarter – Fiscal 2024

vs. Fiscal 2023
-
Costs in

this category

decreased primarily

due to

lower shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases decreased 34.4% compared

to third quarter of fiscal 2023,

partially offset by an

increase of 36.4% in dozens
purchased due to

the loss of

production caused by

the HPAI

outbreak at our

Kansas facilities as

well as an

increase in
sales volume.
Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
-
Costs in

this category

decreased primarily

due to

lower shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases decreased

34.7% compared

to fiscal

2023, partially

offset by

an increase

of 21.9%

in dozens

purchased for
the reasons discussed above.
GROSS PROFIT

Gross profit

for

the third

quarter of

fiscal 2024

was $218.6

million

compared

to $463.0

million

for

the same

period of

fiscal
2023.

Gross profit for

the thirty-nine weeks

ended March 2,

2024 was $355.1

million compared

to $998.4 million

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
Thirteen Weeks

Ended
March 2, 2024 February 25, 2023 $ Change % Change
Specialty egg expense $ 20,173 $ 15,689 $ 4,484 28.6%
Delivery expense 18,832 19,453 (621) (3.2) %
Payroll, taxes and benefits 13,134 14,325 (1,191) (8.3) %
Stock compensation expense 1,111 1,059 52 4.9%
Other expenses 12,770 7,963 4,807 60.4%
Total $ 66,020 $ 58,489 $ 7,531 12.9%
Third Quarter – Fiscal 2024

vs. Fiscal 2023
Specialty egg expense
-
During the second

part of fiscal year

2023, the higher

prices for conventional

eggs and the

comparatively lower prices
for

specialty

eggs

diminished

the

need

to

promote

specialty

eggs.

During

the

third

quarter

of

fiscal

year

2024,

we
significantly

increased

promotional

programs,

resulting

in

higher

advertising

fees.

This

was

partially

offset

by

a
reduction in franchise fees paid to Eggland’s

Best, Inc.

Delivery expense
-
The

decreased

delivery

expense

is

primarily

due

to

a

decrease

in

fuel

and

contract

trucking

expenses

in

the

third
quarter of fiscal 2024 compared to the third quarter of fiscal 2023.
Payroll, taxes and benefits expense
-
The

decrease

in

payroll,

taxes

and

benefits

expense

is

due

to

a

decrease

in

accrued

bonuses

compared

to

the

third
quarter

of fiscal

2023

as well

as a

reduction

in employee

insurance

expenses

compared to

the

third quarter

of fiscal
2023.
Other expense
-
The increase

in other

expense is primarily

due to increased

legal costs incurred

compared to the

third quarter

of fiscal
2023.
Thirty-nine Weeks Ended
March 2, 2024 February 25, 2023
$ Change % Change
Specialty egg expense $ 48,102 $ 43,429 $ 4,673 10.8%
Delivery expense 54,229 57,544 (3,315) (5.8) %
Payroll, taxes and benefits 36,276 39,139 (2,863) (7.3) %
Stock compensation expense 3,212 3,071 141 4.6%
Litigation loss contingency accrual 19,648 — 19,648

N.M.

Other expenses 33,377 26,865 6,512 24.2%
Total $ 194,844 $ 170,048 $ 24,796 14.6%
N.M. - Not Meaningful
Thirty-nine weeks – Fiscal 2024 vs. Fiscal 2023
Specialty egg expense
-
Specialty egg expense increased

by 10.8%, as advertising

expense increased in fiscal 2024

as discussed above and was
partially offset by the reduction in franchise fees paid to Eggland’s

Best, Inc.
Delivery expense
-
The decreased delivery expense is primarily due to a decrease in fuel and contract trucking expenses in fiscal 2024.

Index

Payroll, taxes and benefits expense
-
The decrease

in payroll, taxes

and benefits expense

is primarily due

to a decrease

in accrued bonuses

in the first

three
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
GAIN ON INVOLUNTARY

CONVERSIONS
For

the

third

quarter

of

fiscal

2024

and

2023,

we

recorded

a

gain

of

$9.9

million

and

$3.2

million,

respectively,

due

to
recoveries under indemnity and insurance programs

that exceeded the amortized book value of the covered

assets and our direct
costs.
OPERATING

INCOME (LOSS)
For the

third quarter

of fiscal

2024,

we recorded

operating income

of $162.8

million compared

to operating

income of

$407.8
million for the same period of fiscal 2023.
For the

thirty-nine weeks

ended March

2, 2024,

we recorded

an operating

income of

$170.3 million

compared to

an operating
income of $831.5 million for the same period of fiscal 2023.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, royalty income, equity income or loss of unconsolidated entities, and patronage income, among other items.
For the third

quarter of fiscal

2024,

we earned $7.8

million of interest

income compared

to $6.3 million

for the same

period of
fiscal 2023.

The increase

resulted from

higher investment

balances and

interest rates.

The Company

recorded interest

expense
of $247 thousand and $143 thousand for the third quarters ended March

2, 2024 and February 25, 2023, respectively.
For the

thirty-nine

weeks ended

March 2,

2024, we

earned $22.4

million of

interest income

compared

to $9.4

million for

the
same period

of fiscal

2023. The

increase resulted

from significantly

higher investment

balances and

higher interest

rates. The
Company

recorded

interest expense

of $523

thousand and

$433 thousand

for the

thirty-nine weeks

ended March

2, 2024

and
February 25, 2023, respectively.
INCOME TAXES
For the third quarter of fiscal 2024,

pre-tax income was $185.2 million compared

to $424.9 million for the same period of

fiscal
2023. We

recorded income tax

expense of $38.8

million for the

third quarter of

fiscal 2024, which

reflects an effective

tax rate
of 21.0%. This

includes the discrete

tax benefit of

$6.4 million associated

with the fiscal

2023 provision-to-return

adjustments.

Excluding the

discrete tax

benefit, income

tax expense

was $45.2

million for

the third

quarter of

fiscal 2024

with an

adjusted
effective tax rate of

24.4%.

Income tax expense was $102.1

million for the comparable

period of fiscal 2023, which

reflects an
effective tax rate of 24.0%.

For the

thirty-nine

weeks ended

March 2,

2024, pre-tax

income was

$208.0

million compared

to $852.6

million for

the same
period

of

fiscal

2023.

We

recorded

income

tax

expense

of $44.

7

million,

which

reflects

an

effective

tax

rate

of

21.5%. This
includes the

discrete tax benefit

of $6.4

million associated

with the fiscal

2023 provision-to-return

adjustments.

Excluding the
discrete tax

benefit, income

tax expense

was $51.0

million with

an adjusted

effective

tax rate

of 24.5%.

We

recorded income
tax expense of $206.4 million in the prior year period, which reflects an effective tax rate of 24.2%.
Our effective tax

rate differs from

the federal statutory income

tax rate due to

state income taxes, certain

federal tax credits and
certain

items

included

in

income

for

financial

reporting

purposes

that

are

not

included

in

taxable

income

for

income

tax
purposes,

including

tax

exempt

interest

income,

certain

nondeductible

expenses

and

net

income

or

loss

attributable

to

our
noncontrolling interest.

Index

NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the third

quarter ended

March 2,

2024, was

$146.7 million,

or $3.01

per
basic and $3.00

per diluted common

share, compared to

net income attributable

to Cal-Maine Foods,

Inc. of $323.2

million, or
$6.64 per basic and $6.62 per diluted common share for the same period of fiscal 2023.
Net income

attributable to

Cal-Maine Foods, Inc.

for the thirty-nine

weeks ended March

2, 2024,

was $164.6 million,

or $3.38
per basic and

$3.37 per diluted common

share, compared to net

income attributable to

Cal-Maine Foods, Inc.

of $647.1 million
or $13.31 per basic and $13.25 per diluted common share, for the same period of fiscal 2023.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working capital at

March 2, 2024 was $1.0 billion, compared

to $942.2 million at June 3,

2023. The calculation of working
capital is defined as current

assets less current liabilities. Our

current ratio was 5.7

at March 2, 2024, compared

with 6.2 at June
3, 2023. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the

thirty-nine weeks

ended March

2, 2024,

$237.6 million

in net

cash was

provided by

operating activities,

compared to
$706.5

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2023.

The

decrease

in

cash

flow

from
operating activities resulted primarily from lower selling prices for conventional eggs compared to the prior-year period.
Cash Flows from Investing Activities
For the thirty-nine

weeks ended March

2, 2024,

$118.4 million

was used in

investing activities,

primarily due

to the purchases
of investment

securities, the

acquisition of

assets of

Fassio Egg

Farms, Inc.,

and purchases

of property,

plant and

equipment.
This

compares

to $397.6

million

used in

investing

activities

in

the same

period

of fiscal

2023,

primarily

due

to purchases

of
investment securities and purchases of

property, plant

and equipment.

Sales and maturities of investment securities

were $273.9
million in

first three

quarters of

fiscal 2024,

compared to

$132.7 million

in the

first three

quarters fiscal

2023. The

increase in
sales

and

maturities

of

investment

securities

is

primarily

due

to

the

maturities

of

short-term

investments

during

the

period.
Purchases of

property,

plant and

equipment were

$96.0 million

and $86.2

million in

the first

three quarters

of fiscal

2024 and
2023, respectively, primarily

reflecting progress on our construction projects.
Cash Flows from Financing Activities
We

paid

dividends

of

$43.0

million

for

the

thirty-nine

weeks

ended

March

2, 2024

compared

to

$144.6

million

in

the

same
prior-year period.
As of

March 2,

2024, cash

increased $74.3

million

since June

3, 2023,

compared to

an increase

of $162.5

million during

the
same period of fiscal 2023.
Credit Facility
We

had

no

long-term

debt

outstanding

at

March

2,

2024

or

June

3,

2023.

On

November

15,

2021,

we

entered

into

a

credit
agreement

that

provides

for

a

senior

secured

revolving

credit facility

(the

“Credit

Facility”),

in

an

initial

aggregate

principal
amount of up to

$250 million with a five-year

term. As of March 2,

2024, no amounts were

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
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$48.9

million,

or
approximately $0.997 per

share to holders of our

common and Class A common

stock with respect to

our third fiscal quarter

of
2024.

The

amount

paid

per

share

will

vary

based

on

the

number

of

outstanding

shares

on

the

record

date.

The

dividend

is
payable on May 16, 2024 to holders of record on May 1, 2024.

Index

Material Cash Requirements
We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs

and

to

engage

with

our

customers

in

efforts

to

achieve

a
smooth transition

toward their

announced timelines

for cage-free

egg sales.

The following

table presents

material construction
projects approved as of March 2, 2024 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of March 2,
2024
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 72,915 49,379 23,536
Feed Mill Fiscal 2025 10,479 3,165 7,314
Dexter, MO Renovations Fiscal 2025 11,000 - 11,000
Cage-Free Layer & Pullet Houses Fiscal 2026 82,298 66,823 15,475
Cage-Free Layer & Pullet Houses Fiscal 2027 56,923 32,991 23,932
$ 233,615 $ 152,358 $ 81,257
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

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2023 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirty-nine weeks ended March 2, 2024 from the
information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About

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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of March 2, 2024 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no

change in our

internal control over

financial reporting

that occurred during

the quarter ended

March 2, 2024

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our third quarter 2024 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
12/03/23 to 12/30/23 — $ — — —
12/31/23 to 01/27/24 30,650 54.91 — —
01/28/24 to 03/02/24 — — — —
30,650 $ 54.91 — —
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

April 2, 2024
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

April 2, 2024 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿