Form 10-K
period 2024-06-01
CAL-MAINE FOODS INC
filed 2024-07-23
CIK 16160

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-K

☑
ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For The Fiscal Year

Ended
June 1, 2024

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

such files).

Yes
☑
No
☐
Indicate

by

check

mark

whether

the

registrant

is

a

large

accelerated

filer,

an

accelerated

filer,

a

non-accelerated

filer,

a

smaller

reporting
company,

or an

emerging growth

company.

See the

definitions of “large

accelerated filer,”

“accelerated filer,”

“smaller reporting

company”
and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
☑
If securities are

registered pursuant

to Section

12(b) of the

Act, indicate

by check mark

whether the

financial statements

of the registrant

included
in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate

by

a

check

mark

whether

any

of

those

error

corrections

are

restatements

that

required

a

recovery

analysis

of

incentive-based
compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
☐
No
☑
The aggregate market value, as

reported by The NASDAQ Global Select

Market, of the registrant’s

Common Stock, $0.01 par value,

held by
non-affiliates at December 2, 2023,

which was the

date of the last

business day of the

registrant’s most recently completed second fiscal

quarter,
was $
2,076,631,567
.
As of

July 23,

2024,
44,238,766

shares of

the registrant’s

Common Stock,

$0.01 par value,

and
4,800,000

shares of

the registrant’s

Class A
Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED

BY REFERENCE
The information called

for by Part

III of this Form

10-K is incorporated

herein by reference

from the registrant’s

Definitive Proxy Statement
for its 2024

annual meeting of

stockholders which will be

filed pursuant to

Regulation 14A not later

than 120 days

after the end

of the fiscal
year covered by this report.

TABLE OF CONTENTS
Item

Page
Number

Part I

FORWARD -LOOKING STATEMENTS
1.
Business
4
1A.
Risk Factors
13
1B.
Unresolved Staff Comments
21
1C.
Cybersecurity
21
2.
Properties
22
3.
Legal Proceedings
22
4.
Mine Safety Disclosures
22

Part II

5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
22
6.
Reserved
24
7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
25
7A.
Quantitative and Qualitative Disclosures About Market Risk
36
8.
Financial Statements and Supplementary Data
38
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
63
9A.
Controls and Procedures
63
9B.
Other Information
65
9C.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
65

Part III

10.
Directors, Executive Officers and Corporate Governance
65
11.
Executive Compensation
66
12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
66
13.
Certain Relationships and Related Transactions, and Director Independence
66
14.
Principal Accountant Fees and Services
66

Part IV
15.
Exhibit and Financial Statement Schedules
66
16.
Form 10-K Summary
69
Signatures
70

PART

I.
FORWARD

-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the
“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange

Act”) relating to our shell egg and egg
products

business,

including

estimated

future

production

data,

expected

construction

schedules,

projected

construction

costs,
potential future supply of and demand for our products, potential future corn and soybean price trends, potential future impact on our business of the resurgence

in United States (“U.S.”) commercial

table egg layer flocks of

highly pathogenic avian

influenza
(“HPAI”), potential future impact on our business of inflation and changing interest rates, potential future impact on our business of new legislation, rules or policies, potential outcomes of legal proceedings, including loss contingency accruals and factors that
may result in changes in the amounts recorded, and

other projected operating data, including anticipated results of operations and financial condition. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,”
“hopes,” “may,” “should,” “plans,” “projected,”

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

flocks

in December

2023,

(iii)

changes in

the
demand for

and market

prices of

shell eggs

and feed

costs, (iv)

our ability

to predict

and meet

demand for

cage-free and

other
specialty eggs, (v) risks, changes,

or obligations that could result

from our recent or future acquisition

of new flocks or

businesses
and risks or

changes that may

cause conditions to

completing a pending

acquisition not to be

met, (vi) risks

relating to changes
in inflation

and interest

rates, (vii)

our ability

to retain

existing customers,

acquire new

customers and

grow our

product mix,
(viii) adverse results

in pending litigation matters,

and (ix) global

instability, including as a result

of the war

in Ukraine, the Israel-
Hamas conflict

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

producer
and reliable

supplier of

consistent, high

quality fresh

shell eggs

and egg

products

in the

country,

demonstrating

a "Culture

of
Sustainability" in everything we do, and

creating value for our shareholders,

customers, team members and communities. We sell
most of our shell eggs throughout the majority of the U.S.

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

Our total flock as of June 1, 2024

consisted of approximately 39.9 million

layers and 11.8
million pullets and breeders.
Many of our customers rely

on us to provide most of

their shell egg needs, including

specialty and conventional eggs.

Specialty
eggs encompass

a broad

range of

products. We

classify cage-free,

organic,

brown, free-range,

pasture-raised

and nutritionally
enhanced eggs as specialty eggs for accounting and reporting purposes. We classify all other shell eggs as conventional products.
While we report separate sales information

for these egg types, there are

many cost factors that are not

specifically available for
conventional or

specialty eggs

due to

the nature

of egg

production. We

manage our

operations and

allocate resources

to these
types of eggs on a consolidated basis based on the demands of our customers.

We

believe that

an important

competitive advantage

for Cal-Maine

Foods is our

ability to meet

our customers’

evolving needs
with a favorable product mix of

conventional and specialty eggs, including

cage-free, organic, brown, free-range,

pasture-raised
and nutritionally-enhanced eggs, as well

as egg products. While a

small part of our current business,

the free-range and pasture-
raised eggs we produce and sell continues to grow and represents attractive offerings to a subset of consumers, and therefore our customers, and help us continue to serve as the trusted provider of quality food choices.
Throughout the Company’s

history, we have acquired other businesses in

our industry. Since 1989,

we have acquired and
integrated 24 businesses. Subsequent to the end of our 2024 fiscal year,

we acquired our 25
th

business when we purchased
substantially all the assets of ISE America, Inc. and certain of its affiliates, relating to their commercial shell egg production
and processing business. For information on our recent acquisitions, refer to
Part II. Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations - Acquisitions
.
When

we

use

“we,”

“us,”

“our,”

or

the

“Company”

in

this

report,

we

mean

Cal-Maine

Foods,

Inc.

and

our

consolidated
subsidiaries,

unless

otherwise

indicated

or

the

context

otherwise

requires.

The

Company’s

fiscal

year-end

is

on

the

Saturday
closest to May 31. Our fiscal

year 2024 ended June 1, 2024,

and the first three fiscal quarters

of fiscal 2024 ended September

2,
2023,

December 2, 2023,

and March 2, 2024.

All references herein

to a fiscal year

means our fiscal year

and all references to

a
year mean a calendar year.
Industry Background
According to the U.S.

Department of Agriculture (“USDA”) Agricultural

Marketing Service, in 2023

approximately 70% of table
eggs produced in the U.S. were sold as shell eggs, with 57% sold through food-at-home outlets such as grocery and convenience stores,

11%

sold

to

food-away-from

home

channels such

as restaurants

and

2%

exported.

The

USDA estimated

that

in

2023
approximately 30% of eggs produced in the U.S. were sold as egg products (shell eggs broken and sold in liquid, frozen, or dried form) to institutions

(e.g. companies producing baked

goods). For information

about egg producers

in the U.S.,

see “Competition”
below.
Our

industry

has

been

greatly

impacted

by

the

outbreaks

of

highly

pathogenic

avian

influenza

(“HPAI”)

.

For

additional
information regarding

HPAI

and its impact

on our

industry and

business, see
Part I. Item 1A. Risk Factors

and
Part II. Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - HPAI
.
Given

historical

consumption

trends,

we believe

that general

demand

for

eggs in

the U.S.

increases basically

in line

with the
overall

U.S.

population

growth;

however,

specific

events

can

impact

egg

supply

and

consumption

in

a

particular

period,

as
occurred with the 2015 HPAI outbreak, the COVID-19 pandemic (particularly during

2020), and the most recent

HPAI outbreaks
starting in early 2022 and

again in late 2023. For fiscal

2024, shell egg household penetration

is approximately 97%. According
to the

USDA’s

Economic

Research Service,

estimated annual

per capita

consumption

in the

United

States between

2019

and
2023

varied,

ranging

from

279

to

292

eggs

which

is

directly

impacted

by

available

supply.

The

USDA

calculates

per

capita
consumption by dividing total shell egg disappearance in the U.S. by the U.S. population.
The most significant

shift in demand

in recent years

has been among

specialty eggs, particularly

cage-free eggs.

For additional
information, see “Specialty Eggs.”
Prices for Shell Eggs
Wholesale shell egg sales prices

are a critical component

of revenue for the Company.

We sell the

majority of our conventional
shell eggs at prices

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

Barry
Publications,

Inc.

(“UB”)

or the

USDA

for

shell

eggs;

however,

grain-based

or variations

of

cost

plus arrangements

are

also
commonly utilized.
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
, egg prices in fiscal 2022 through fiscal 2024 were significantly impacted by HPAI.
Wholesale prices for cage-free eggs are quoted by independent sources such as UB and USDA.

There is no independently quoted
wholesale

market

price

for

other

specialty

eggs

such

as

nutritionally

enhanced,

organic,

pasture-raise

and

free-range

eggs.
Specialty eggs are typically sold at

prices and terms negotiated directly with

customers and in the case of cage-free

eggs, can be
sold at

prices that

take into

account independently

quoted markets.

Historically,

prices for

specialty eggs

have generally

been
higher due to

customer and consumer willingness

to pay more

for specialty eggs. We utilize several

different pricing mechanisms;
however, the majority of our specialty eggs are typically sold at prices and terms negotiated directly with customers.

As a result,
specialty egg prices do not fluctuate as much as conventional pricing.
Depending on market conditions, input costs and individualized contract terms, the price we receive per dozen eggs in any given transaction may be more than or less than our farm production and other costs per dozen.
Feed Costs for Shell Egg Production
Feed is a primary cost component in

the production of shell eggs and

represented 56.0% of our fiscal 2024 farm

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

The
difference can be

due to transportation

costs, storage costs,

supply and demand,

local conditions and

other factors. A

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

2024 were
1.9 million tons of

finished feed,

of which we

manufactured 1.8 million tons.

We currently have the

capacity to store

210 thousand
tons of corn and soybean meal, and we replenish these stores as needed throughout the year.

Our primary feed ingredients, corn

and soybean meal, are commodities that

are subject to volatile price changes due

to weather,
various supply

and demand

factors, transportation

and storage

costs, speculators,

agricultural, energy

and trade

policies in

the
U.S. and internationally, and global instability that could disrupt the supply chain. We purchase the vast majority of our corn and soybean meal from U.S sources but may be forced to purchase internationally when U.S. supplies are not readily available. Feed grains are currently

available from an

adequate number of

sources in the

U.S. As a

point of reference,

a multi-year comparison
of the average of daily closing prices

per Chicago Board of Trade for each quarter in our fiscal

years 2020-2024 are shown below
for corn and soybean meal:
Shell Egg Production
Our percentage of dozens produced to sold was 88.8%

of our total shell eggs sold in fiscal 2024.

We supplement

our production
through purchases of eggs from others

when needed. The quantity of eggs purchased will vary based on many factors such as
our own production capabilities and current market conditions. In fiscal 2024, 91.2% of our production came from company-
owned facilities, and 8.8% from contract producers. The majority of our contract production is with family-owned farms for
organic, pasture-raised and free-range eggs. Under a typical arrangement with a contract producer, we own the flock, furnish

all
feed and critical supplies, own the shell eggs produced and assume market risks. The contract producers own and operate their
facilities and are paid a fee based on production with incentives for performance.
The commercial production

of shell eggs requires a source

of baby chicks for laying

flock replacement. We

supply the majority
of

our

chicks

from

our

breeder

farms

and

hatch

them

in our

hatcheries

in

a

computer-controlled

environment

and

obtain the
balance from commercial

sources. The chicks

are grown in

our own pullet

farms and are

placed into the

laying flock once

they
reach maturity.
After eggs are

produced, they are

cleaned, graded and

packaged. Substantially all

our farms have

modern “in-line” facilities

which
mechanically

gather,

clean,

grade

and

package

the

eggs

at

the

location

where

they

are

laid.

The

in-line

facilities

generate
significant efficiencies

and cost

savings compared

to the

cost of

eggs produced

from non-in-line

facilities, which

process eggs
that

have

been

laid

at

another

location

and

transported

to the

processing

facility.

The

in-line

facilities

also

produce

a

higher
percentage of USDA Grade A eggs, which sell at higher prices. Eggs produced on farms owned by contractors are brought to our

processing plants to be graded

and packaged. We maintain a Safe Quality Food

(“SQF”) Management Program which is

overseen
by our

Food Safety

Department and

senior management

team. As

of June

1, 2024,

every Company-owned

processing plant

is
SQF certified. Because shell eggs are perishable, we do not maintain large egg inventories. Our egg inventory averaged

six days
of

sales during

fiscal

2024. We

believe

our constant

focus

on production

efficiencies

and

automation

throughout

our vertical
integrated operations enable us to be a low-cost supplier in our markets.
We

are proud

to have

created and

upheld

what we

believe is

a leading

poultry

Animal Welfare

Program

(“AWP”).

We

have
aligned our AWP

with regulatory,

veterinary and our third-party certifying

bodies’ guidance to govern the welfare

of animals in
our direct care,

our contract farmers’

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
Ten

states

have

passed

legislation

or

regulations

mandating

minimum

space

or

cage-free

requirements

for

egg

production

or
mandated the sale of

only cage-free eggs and

egg products in

their states, with implementation

of these laws ranging

from January
2022 to January 2030. These states represent approximately 27% of the U.S. total population according to the 2020 U.S. Census.
California,

Massachusetts, Colorado, Oregon,

Washington,

and Nevada, which collectively

represent approximately 20% of

the
total estimated U.S. population have cage-free legislation in effect currently.
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
include cage-free

facilities. Our

volume of

cage-free egg

sales has

continued to

increase and

account for

a larger

share of

our
product mix. Cage-free egg revenue represented approximately 29.5% of our total net shell egg sales for fiscal year 2024. At the
same time, we understand the importance of our continued

ability to provide affordable conventional eggs in order to

provide our
customers with a variety of egg choices and to address hunger in our communities.
Branded Eggs
We are a member of the Eggland’s

Best, Inc. cooperative (“EB”) and produce, market, distribute and sell
Egg-Land’s

Best®

and
Land O’

Lakes®

branded eggs

under license

from EB

at our

facilities under

EB guidelines.

EB hens

are fed

a proprietary

diet
and offerings

include nutritionally

enhanced, cage-free,

organic, pasture

-raised and

free-range eggs.
Land O’

Lakes®

branded
eggs are produced by hens that are fed a whole-grain vegetarian diet and include brown, organic and cage-free eggs.
In 2023, EB was the third best-selling dairy brand in the U.S. The top two best-selling branded specialty egg SKUs in 2023 were
EB branded eggs

and seven

out of

10 best-selling SKUs

are EB

branded eggs. In

2023, our

sales (including sales

through affiliates)
represented approximately 50% of EB branded eggs and 45% of Land O’ Lakes® branded eggs nationwide.

Our Farmhouse Eggs
® brand eggs are

produced at our

facilities by hens that

are provided with a

vegetarian diet. Our

offerings
of Farmhouse Eggs
® include cage-free, organic and pasture raised eggs.

We market organic, vegetarian and omega-3 eggs under
our 4-Grain®

brand, which consists of

conventional and cage-free

eggs. Our
Sunups®

and
Sunny Meadow®
brands are sold

as
conventional eggs.
We also produce,

market and distribute private label specialty and conventional shell eggs to several customers.
Egg Products

Egg products are shell eggs broken

and sold in liquid, frozen, or

dried form. We

sell liquid and frozen egg products

primarily to
the institutional, foodservice and food manufacturing sectors in the U.S. Our egg products are primarily sold through our wholly
owned subsidiaries

American Egg

Products, LLC

located in

Georgia and

Texas

Egg Products,

LLC located

in Texas.

In fiscal
2024, egg product sales constituted approximately 3.8% of our revenue.
During March 2023,

MeadowCreek Food,

LLC (“Meadowcreek”),

a majority-owned subsidiary,

began operations with

a focus
on

being

a

leading

provider

of hard

-cooked

eggs.

We

serve

as the

preferred

supplier

of specialty

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
2024 2023 2022
Revenue Volume Revenue Volume Revenue Volume
Conventional Eggs
Branded 4.3% 4.9% 6.6% 6.4% 6.5% 7.1%
Private-label 46.8 54.4 52.9 52.6 48.3 54.9
Other 4.4 5.8 5.7 6.3 5.0 7.0
Total Conventional

Eggs
55.5% 65.1% 65.2% 65.3% 59.8% 69.0%
Specialty Eggs
Branded 20.3% 17.4% 18.0% 20.4% 24.2 20.0%
Private-label 18.5 16.3 11.3 12.9 11.3 9.5
Other 1.0 1.2 1.1 1.4 1.0 1.5
Total Specialty Eggs 39.8% 34.9% 30.4% 34.7% 36.5% 31.0%
Egg Products 3.8% 3.9% 3.4%
Marketing and Distribution
In fiscal

2024, we

sold our

shell eggs

and egg products

in 39 states

through the

southwestern, southeastern,

mid-western, mid-
Atlantic and northeastern regions of the U.S. as

well as Puerto Rico through our

extensive distribution network to a diverse group
of customers, including national and regional grocery store chains,

club stores, companies servicing independent supermarkets in the U.S., foodservice distributors

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

We

are a member

of the Eggland’s

Best, Inc. cooperative

and produce, market,

distribute and

sell
Egg-Land’s

Best®

and
Land
O’ Lakes®

branded eggs directly and through

our joint ventures, Specialty

Eggs, LLC and Southwest

Specialty Eggs, LLC, under
exclusive

license

agreements

in

Alabama,

Arizona,

Florida,

Georgia,

Louisiana,

Mississippi

and

Texas,

and

in

portions

of
Arkansas, California,

Nevada, North

Carolina,

Oklahoma and

South Carolina.

We

also have

an exclusive

license in New

York
City in addition

to exclusivity in

select New York

metropolitan areas, including

areas within New

Jersey and Pennsylvania.

As
discussed above under “Branded Eggs,” we also sell our own Farmhouse Eggs ® and 4-Grain ® branded eggs.
In 2022, we

joined as a member

during the formation

of ProEgg, Inc. (“ProEgg”),

a new egg farmer

cooperative in the

western
United

States.

During

2024,

after

careful

review

and

full

analysis

we

decided

to

withdraw

our

membership

in

ProEgg.

The
withdrawal from ProEgg did not affect any of our existing customer relationships.
Customers
Our top

three customers

accounted for

an aggregate of

49.0%, 50.1%

and 45.9%

of net sales

dollars for

fiscal 2024,

2023, and
2022,

respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

34.0%, 34.2%

and 29.5%

of net
sales dollars for fiscal 2024, 2023 and 2022, respectively.
For shell

egg

sales in

fiscal 2024

,

approximately

89% of

our revenue

related

to sales

to retail

customers

and

11%

to sales

to
foodservice providers. Retail customers include primarily national and regional grocery store chains, club stores, and companies
servicing independent

supermarkets in the U.S.

Foodservice customers include

primarily companies that

sell food products

and
related items to restaurants, healthcare and education facilities and hotels.
Competition
The production, processing,

and distribution of shell

eggs is an intensely

competitive business, which

has traditionally attracted
large numbers of

producers in the U.S. Shell

egg competition is generally

based on price, service and

product quality.

The shell
egg

production

industry

remains

highly

fragmented.

According

to
Egg

Industry

Magazine
,

the

ten

largest

producers

owned
approximately 54% and 53% of industry table egg layer hens at calendar year-end 2023

and 2022, respectively.
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

centered

on

growth

through

strategic

acquisitions,

organic

growth,

and

expansion

of

our

value-added
products

business.

We

believe

that

we

can

continue

to

expand

our

market

reach

through

strategic

acquisitions

and

achieve
favorable

returns

through

our

proven

operating

model

emphasizing

synergies

and

efficient

operations.

Organic

growth

is
grounded in

our culture of

operational excellence

to optimize everything

we can control.

We

are committed

to investing in

our
existing operations

to increase sales,

profitability and

customer service.

We

have continued to

increase our production

of cage-
free shell eggs and

other higher value specialty

eggs such as pasture-raised,

free-range and organic

shell eggs. We

believe there
is long-term

growth potential

in value-added

products such

as hard-cooked

eggs, which

will enable

us to

leverage our

existing
distribution

channels,

expand

our

reach

in

foodservice

and

retail

marketplaces

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

We maintain

inspection programs

and in certain cases
utilize

independent

third-party

certification

bodies

to

monitor

compliance

with

regulations,

our

own

standards

and

customer
specifications. It is possible that

we will be required to incur

significant costs for compliance with

such statutes and regulations.
In the future, additional rules could be proposed that, if adopted, could increase our costs.
A number of

states have passed

legislation or regulations mandating

minimum space or

cage-free requirements for

egg production
or have

mandated the

sale of

only cage-free

eggs and

egg products

in their

states. For

further information

refer to

the heading
“Specialty Eggs” within this section.
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

material
capital expenditures necessary to comply with such laws and regulations; however,

as environmental, health and safety laws and
regulations are becoming increasingly

more stringent, including

those relating to animal wastes

and wastewater discharges,

it is
possible that we will have to incur significant costs for compliance with such laws and regulations in the future.
Human Capital Resources

As of June 1, 2024, we had 3,067 employees, of whom 2,370 worked in egg production, processing,

and marketing, 204 worked
in

feed

mill operations

and 493, including

our

executive officers,

were

administrative

employees. Approximately

4.5% of

our
personnel

are

part-time, and we

utilize

temporary

employment

agencies

and

independent

contractors

to

augment

our
staffing needs when necessary.

For fiscal 2024, we

had 1,962 average monthly

contingent workers. As of June

1, 2024, none of
our employees were covered by a collective bargaining agreement.

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

the
Cal-Maine Foods Code

of Ethics and

Business
Conduct

and in our
Human Rights Statement .
Health and Safety
Our top priority is the

health and safety of our

employees, who continue to produce

high-quality,

affordable egg choices for

our
customers and contribute to a

stable food supply. Our enterprise safety committee is

comprised

of two corporate safety managers,
nine area compliance managers (three

specifically for worker health and

safety), and 55 local

site compliance managers, feed mill
managers

and

general

managers.

The

committee

that

oversees health

and

safety regularly

reviews

our

written policies

and
changes to OSHA regulation standards and shares information as it relates to outcomes from incidents in order to improve future performance and

our health

and safety

practices.

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

year 2024

our recordable incident rates

decreased by 20% compared to

fiscal 2023.
People
Our

strength

as

a

company

comes

from

our

employees

at

all

levels

and

we

have

a

long-established

culture

that

values

each
individual’s

contributions

and

encourages

productivity

and

growth.

This

culture is driven

by

our

board

and

executive
management team. Our

board is comprised

of seven members, four

of whom are independent,

two of whom

are women, one of
whom is of

a racial

or ethnic minority. As of

June 1,

2024, our

total workforce was comprised

of 31% women and

56% individuals
who identify as

racial or ethnic

minorities. Our Policy against Harassment,

Discrimination, Unlawful

or Unethical Conduct

and
Retaliation; Reporting

Procedure affirms

our commitment

to supporting

our employees

regardless of race,

color, religion,

sex,
national origin or any other basis protected by applicable law.
We

are

an

Equal

Opportunity

Employer

that

prohibits

any

violation

of

applicable

federal,

state,

or

local

law

regarding
employment. Discrimination

on any

basis protected

by applicable

law is

prohibited.

We

maintain strong

protocols to

help our
colleagues perform their jobs

free from harassment

and discrimination. We are committed

to offering our

colleagues opportunities
commensurate with our operational needs and their experiences, goals and contributions.
Recruitment, Development and Retention
We

believe

in compensating

our

colleagues

with

fair

and competitive wages, in

addition

to offering
competitive benefits. Approximately 76% of our employees

are paid at hourly rates, which are all paid at rates above

the federal
minimum

wage

requirement.

We

offer

our

full-time

eligible

employees

a

range

of

benefits,

including

company-paid

life
insurance. The Company provides a comprehensive self-insured health plan and pays approximately 82% of the costs of the plan for

participating

employees

and

their

families

as

of

December

31,

2023. Recent

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

stewardship

and

conservation.

We

published our

most

recent sustainability report

for
our fiscal 2023 in July

2024, which is available on

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
We believe high

-protein diet trends, industry advertising campaigns,

the improved nutritional reputation of eggs and an increase
in at-home consumption

of eggs during

the COVID-19 pandemic,

have all contributed

at one time or

another to increased

shell
egg demand. However, it is possible that the demand for shell eggs will decline in the future. Adverse publicity relating to health or safety

concerns and

changes in

the perception

of the

nutritional

value

of shell

eggs,

changes in

consumer

views regarding
consumption of

animal-based products,

as well

as movement

away from

high protein

diets, could

adversely affect

demand for
shell eggs, which could have a material adverse effect on our future results of operations and financial condition.
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

For
example, while feed

costs declined during fiscal

2024, we saw higher

prices for corn and soybean

meal in fiscal 2022

and 2023
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

egg industry overproduction,

possibly resulting in
lower egg prices and lower revenue.

Agricultural risks,

including outbreaks

of avian

diseases such as

HPAI,

have harmed

and in

the future

could harm

our
business.

Our shell egg

production activities are

subject to a variety

of agricultural risks.

Unusual or extreme

weather conditions, disease
and pests can materially and adversely affect the quality and quantity of shell eggs we produce and distribute. Outbreaks of avian
influenza among poultry

occur periodically worldwide

and have occurred

sporadically in the

U.S. Since the

HPAI

outbreaks in
2015, there were no reported

significant outbreaks of HPAI in the commercial table egg

layer flocks in the

U.S. until the February
– December

2022 time

period and

then again

beginning in

November 2023.

During the

third and

fourth quarters

of our

fiscal
2024, we

experienced HPAI

outbreaks within

our facilities

located in

Kansas and

Texas,

resulting in

total depopulation

of 3.1
million laying hens

and 577,000 pullets.

Both locations have

been cleared by

the USDA to resume

operations and repopulation
is expected to

be completed

before calendar

year end. As

of July 5,

2024, the

U.S. Centers for

Disease Control

and Prevention
(“CDC”) reported

outbreaks in 138

dairy herds in

12 states and

five cases in

the U.S. in

persons who were

exposed to infected
cows or poultry.

The CDC has not

reported any case of

human-to-human transmission. The

CDC considers that the

overall risk
to the general U.S. public

posed by the virus remains

low; however,

as a precautionary measure,

the U.S. Department of

Health
and

Human

Services

has

awarded

funding

to

Moderna

to

develop

a

human

vaccine

against

avian

influenza.

For

additional
information, refer to
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
HPAI
.
We

maintain

controls

and

procedures

designed

to reduce

the risk

of

exposing

our

flocks and

employees

to harmful

diseases;
however,

despite these

efforts, outbreaks

of avian

diseases can

and do

still occur

and have

adversely impacted,

and may

in the
future adversely impact, the health of our flocks and could in the future adversely impact the health of our employees. Continued
or intensified spread of HPAI could have a material adverse impact on our financial results by increasing government restrictions
on the sale and

distribution of our products

and requiring us to

euthanize the affected

layers. Negative publicity

from outbreaks
within our industry

can negatively impact

customer perception. If

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

insurance,

product

recall

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

the past

three fiscal

years due

to inflation

and higher

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
As discussed in
Part I. Item I. Business – Growth Strategy
, we plan to continue to pursue a growth strategy that includes,

in part,
selective

acquisitions

of

other

businesses

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

existing businesses with

cage-free capacity

that we may be

able to purchase

is limited,
as

most

production

of

shell

eggs

by

other

companies

in

our

markets

currently

does

not

meet

customer

demands

or

legal
requirements to be designated as cage-free. Conversely,

if we acquire cage-free production capacity,

which is more expensive to
purchase

and

operate,

and

customer

demands

or

legal

requirements

for

cage-free

eggs

were

to

change,

the

resulting

lack

of
demand for cage-free eggs may result in higher costs and lower profitability

.
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

businesses

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
packaging supplies or

feed, and increased

medical and other

costs.

We

experienced these impacts

as a result of

the COVID-19
pandemic,

primarily

during

our

fiscal

years

2020

and

2021.

The

pandemic

recovery

also

contributed

to

higher

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
that are more

capable of operating

with reduced

inventories, opposing

price increases,

and demanding

lower pricing,

increased
promotional programs and specifically tailored products. Because of these trends,

our volume growth could slow or

we may need
to lower prices or increase promotional spending for our products, any of which could adversely affect our financial results.

Our top

three customers

accounted for

an aggregate of

49.0%, 50.1%

and 45.9%

of net sales

dollars for

fiscal 2024,

2023, and
2022, respectively.

Our largest

customer,

Walmart

Inc. (including

Sam's Club),

accounted for

33.8%, 34.2%

and 29.5%

of net
sales dollars for fiscal 2024, 2023 and

2022, respectively. Although we have established long-term relationships with most of our customers who

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
Our business is highly competitive.
The production and sale of fresh shell eggs, which accounted for 96.1% to 96.6% of our net sales in our last three fiscal years, is
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

We regularly engage with

third-party service providers

as part

of our operations

to provide a

high level of

service to our

customers.
We have

implemented certain practices and policies

to minimize the potential risks associated with

the exchange of information
with contracted

vendors. Despite

these practices

and policies,

we cannot

guarantee that

information technology

systems of

our
third-party

service providers

will prevent

and detect

all cybersecurity

breaches and

incidents. Although

we require

third-party
service providers to notify us

upon a potential breach

or incident, there is

a potential risk that

our business, reputation,

or financial
results could be negatively impacted by cybersecurity incidents at their businesses

.
Additionally, future or past business

transactions (such as acquisitions

or integrations) could expose

us to additional

cybersecurity
risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated systems and technologies.

Furthermore, we

may discover

security issues

that were

not found

during due

diligence of

such acquired

or
integrated businesses,

and it

may be

difficult to

integrate businesses

into our

information technology

environment and security
program.
Our information technology systems also subject us to numerous data privacy obligations. We may at times fail (or be perceived
to have failed)

in our efforts

to comply with

our data privacy obligations.

If we or the

third parties on which

we rely fail, or

are
perceived to have failed, to address or comply

with applicable data privacy obligations, we could face significant consequences,
including but not

limited to government

enforcement actions and

litigation. A security breach of

sensitive information could

result
in damage

to our reputation

and our relations

with our customers

or employees.

Any such damage

or interruption

could have

a
material adverse effect on our business.

Technology

and

related

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

In fiscal 2022, our
labor

costs

increased

primarily

due

to

the

pandemic

and

its

effects,

which

caused

us

to

increase

wages

in

response

to

labor
shortages.

In

fiscal

2023

and

2024,

labor

wages

continued

to

rise

due

to

inflation

and

low

unemployment.

Accordingly,

any
significant labor shortages or increases in our labor costs could have a material adverse effect on our results of operations.
We are controlled by the family of our late founder, Fred

R. Adams, Jr., and Adolphus B. Baker,

Chairman of our Board
of Directors,

controls the vote of 100% of our outstanding Class A Common Stock.
Fred R. Adams, Jr.,

our Founder and Chairman Emeritus

died on March 29, 2020. A

limited liability company (the

“Daughters’
LLC”), owned by

Mr. Adams’

son-in-law,

Adolphus B. Baker,

Chairman of our board

of directors, Mr.

Baker’s spouse and

her
three sisters

(Mr.

Adams’ four

daughters) (collectively,

the “Family”),

owns 100%

of our

outstanding Class

A Common

Stock
(which has

10 votes

per share),

controlling approximately

52.0% of

our total

voting power.

As sole

managing member

of the
Daughters’

LLC,

Mr.

Baker

controls

the

vote

of

100%

of

our

outstanding

Class

A

Common

Stock,

except

that

certain
extraordinary matters requiring the

vote of the

Company’s stockholders such as a

merger or amendment of

the Company’s Second
Amended

and Restated

Certificate of

Incorporation

require joint

approval

of Mr.

Baker and

members of

the Daughters’

LLC
holding a majority of its voting

interests. Family members also have

additional voting power due to beneficial

ownership of our
Common Stock (which has one vote per share), directly or indirectly through the Daughter’s LLC and other entities, resulting in
family voting control of approximately 53.8% of our total voting power.
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
price of our Common Stock.
For

additional

information,

refer

to

Exhibit

4.1

to

this

Annual

Report

on

Form

10-K,

“Description

of

Registrant’s

Securities
Registered Under Section 12 of the Exchange Act.”
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

The Daughters’
LLC holds approximately 1.1

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

June 1,

2024,
there were

44,238,766 shares

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

Stock. We

may also issue such securities
as consideration in an

acquisition. The issuance of

such securities could result

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

to

comply

with

developing

standards

or

subject

us

to

marketing

costs

to

defend

challenges

to

our

current
practices and protect our

image with our customers.

In particular,

changes in customer preferences

and state legislation
have accelerated an increase in demand for cage-free eggs, which increases uncertainty in our business and increases our
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

addition, a

significant

number of

our customers
have announced goals to either exclusively offer cage-free eggs or significantly increase the volume of cage-free egg sales in the
future, subject in most cases to availability of supply, affordability and consumer demand, among other contingencies. While we
anticipate that our

retail and foodservice

customers will continue

to transition to

selling cage-free eggs

given publicly stated

goals,
there is

no assurance

that this

transition will

take place

or take

place according

to the

timeline of

current cage-free

goals. For
example, customers may accelerate their transition to stocking cage-free eggs, which may challenge our ability to meet the cage-
free volume

needs of

those customers

and result

in a loss

of shell

egg sales.

Similarly,

customers who

commit to

stock greater
proportional quantities of cage-free eggs are under no obligation to continue to do so, which may result in an oversupply of

cage-
free eggs and result

in lower specialty

egg prices,

which could reduce the

return on our capital

investment in cage-free production.
Changing our

infrastructure and

operating procedures

to conform

to consumer

preferences, customer

demands and

recent laws
has resulted

and will

continue to

result in

additional costs,

including capital

and operating

cost increases.

The USDA

reported
that the

estimated U.S.

cage-free flock

was 122.0 million hens

as of

May 31,

2024, which

is approximately

39.9% of

the total
U.S. table

egg

layer hen

population.

According

to the

USDA Agricultural

Marketing

Service, as

of May

2024 approximately
220.1 million hens, or about

72% of the U.S.

non-organic laying flock would have to be

in cage-free production to meet

projected
cage-free commitments

from the

retailers, foodservice

providers and

food manufacturers

that have

stated goals

to transition

to
cage-free eggs.

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

production

and

our

costs.

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
FINANCIAL AND ECONOMIC RISK FACTORS
Weak or unstable economic conditions, including continued high inflation and interest rates,

could negatively impact our
business.
Weak

or unstable economic

conditions, including

continued high inflation

and interest rates,

may adversely

affect our

business
by:
●
Limiting our access to capital markets or increasing the cost of capital we may need to grow or operate our business;

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
According

to

the

U.S.

Bureau

of

Labor

Statistics,

from

May

2021

to

May

2022,

the

Consumer

Price Index for

All

Urban
Consumers (“CPI-U”) increased

8.5 percent, the largest

12-month increase since

the period ending December

1981. The CPI-U
increased 4.1% and

3.3% from May

2022 to May

2023 and May

2023 to May

2024, respectively. Inflationary costs have

increased
our input costs, and if we are unable to pass these costs through to the customer it could have an adverse effect on our business.
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

2024, we

had $45.8 million

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
ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.
ITEM 1C.

CYBERSECURITY
Risk Management and Strategy
We

understand the importance

of cybersecurity and

its role in

the success of

our Company.

Our business operations

depend on
the effective use of

our information systems in order

to properly serve our

customers, manage our business and

track and report
our financial results. Our technology operations consider risks from cybersecurity threats in the implementation and execution of our business processes.

We have considered and assessed

the risks from

cybersecurity threats as

part of our

overall risk assessment
process using the National Institute of Standards and Technology

(“NIST”) Cybersecurity Framework.

In order to

identify, assess and manage material

risks arising from

cybersecurity threats, we

maintain internal resources to

monitor
and quickly respond to such

threats. We

perform vulnerability scans and penetration

testing designed to test the effectiveness

of
our

security

practices.

We

engage

third-party

service

providers

to

assist

in

the

evaluation

of

our

internal

controls

over

our
information systems

through audit

and consulting

services to

test the

design and

operational effectiveness

of security

controls.
We continually monitor our systems to detect and identify cybersecurity threats. Prior to contracting with third-party vendors, we
perform risk assessments of the vendors and require the vendors to manage cybersecurity risks to our business operations as well as

notify

us

of

any

potential

or

known

cybersecurity

risks.

We

also

require

our

employees

to

complete

training

programs

to
increase their

awareness of

and sensitivity

to cybersecurity

threats. These

training programs

include the

identification of

such
threats and the proper responses to a potential breach of cybersecurity that aligns with our adopted processes.
The Company has

implemented a response

process in the

event of a

cybersecurity incident through

its crisis management

plan.
The

process

includes

the

cooperation

of

the

information

technology

team

and

our

management

team

to

properly

detect

and
respond to these incidents. These

responses include determination of the

potential impact and materiality of

the incident, potential
disclosure

and

litigation

matters,

and

mitigation

of

actual

or

potential

damage

to

our

systems

or

reputation

arising

from

the
incident. An action plan is implemented to respond to any potential cybersecurity breach in order to continue to effectively serve our customers and conduct our operations with as little interruption as practicable. The information technology team reviews the response process

on a

regular basis

to ensure

that it

is designed

to be

effective and

to encompass

current or

new cybersecurity
threats.
As of July

23, 2024, we

are not aware

of any risks

from cybersecurity threats, including

as a

result of prior

cybersecurity incidents,
that have

materially affected

or that

we believe

are reasonably

likely to

materially affect

the Company,

including our

business
strategy,

results

of

operations

or

financial

condition.

See

“Item

1A.

Risk

Factors”

for

further

discussion

about

risks

from
cybersecurity threats.
Governance
The Board is responsible for

the oversight of management’s

process for identifying and mitigating

risks related to cybersecurity
threats. On a quarterly

basis, the Director of

Information Technology provides a report to the

Audit Committee regarding ongoing
processes to improve

and update our

current cybersecurity protocols,

new cybersecurity threats,

results of internal

assessments,
and any recent cybersecurity

incidents. The Audit Committee will make

the Board aware of any information

it deems necessary
or appropriate in order for the Board to effectively oversee the

Company’s cybersecurity risk management

and strategy.
The

Director

of

Information

Technology

and

the

team

he manages

are

responsible

for

the

operation

and

maintenance

of

our
information systems, including the assessment, identification and management of risks from cybersecurity threats. Together,

the
Director of Information

Technology

and his team have over

150 years of experience

in the information technology

and security
environment.

Our Chief

Financial Officer, to whom

the Director

of Information Technology reports,

has served

as Chief

Financial
Officer and a Board member since 2018 and has over 40 years of risk management experience.

ITEM 2.

PROPERTIES
The table below provides summary information about

the primary operational facilities we use

in our business as of June

1, 2024.
Type Quantity

(a)
Owned Leased Production Capacity Location
Breeding Facilities 3 3 — House up to 255,000 hens GA, MS
Distribution Centers 6 6 — NA FL, GA, NC, TX
Feed Mills 26 25 1 Production capacity of 949 tons
of feed per hour
AL, AR, FL, GA, KS, KY,

MO,
MS, OH, OK, SC, TN, TX, UT
Hatcheries 3 2 1 Hatch up to 780,848 chicks per
week
FL, MO, MS
Processing and
Packaging
44 44 — Approximately 605,700 dozen
shell eggs per hour
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Pullet Facilities 33 33 — House up to 12.7 million pullets
AR, FL, GA, KS, KY,

MS, SC,
TX, UT
Shell Egg Production 43 43 — House up to 48.0 million layers
AL, AR, FL, GA, KS, KY,

LA,
MS, OH, OK, SC, TX, UT
Egg Products Processing
Facilities
3 3 — Production capacity of 59,000
lbs. per hour
GA, MO, TX
(a) Does not include idled facilities or contract production and growers.
We

also

have

ongoing

construction

projects

to

further

expand

the

Company’s

cage-free

egg

production

capabilities.

These
projects

include

expanding

our cage-free

egg production

at existing

farms or

converting

conventional

housing

with cage-free
production.

These

projects

will

phase

into

production

through

fiscal

2026.

For

additional

information,

see
Part II. Item 7.
Management’s Discussion and Analysis – Results of Operations – Liquidity and Capital Resources
.
As

of

June

1,

2024,

we

owned

approximately

29.0 thousand

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
All

outstanding

shares

of

Class

A

Common

Stock

are

owned

by

a

limited

liability

company

of

which

Adolphus

Baker,

our
Chairman, is the sole managing member. For additional information, see
Part I. Item 1A. Risk Factors
, “We are controlled by the
family of our late founder, Fred R. Adams, Jr.,

and Adolphus B. Baker, Chairman of our Board of Directors, controls the vote of
100%

of

our

outstanding

Class

A

Common

Stock.”

At

July 19,

2024,

there

were

approximately

230

record

holders

of

our
Common

Stock

and

approximately

69,898

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
which

a

dividend

was

paid. Under

the

Company's

Credit

Facility,

dividends

are

restricted

to

the

amount

permitted

under

the
Company’s

current dividend policy,

and may not

be paid if

a default exists

or will arise

after giving effect

to the dividend

or if
the sum of

cash and cash

equivalents of

the Company and

its subsidiaries plus

availability under

the Credit Facility

equals less
than $50 million.

Stock Performance Graph
The

Company

utilized

the

(i)

Russell

2000

Total

Return,

and

(ii)

S&P

Composite

1500

Food

Products

Industry

Index

to
benchmark the

Company’s

total shareholder

return. The

Company is a

member of

each of these

indexes and

believes the other
companies

included

in

these

indexes

provide

products

and

services

similar

to

Cal-Maine

Foods.

The

graph

presents

total
shareholder return and assumes $100 was invested on May 31, 2019 in the stock or index and dividends were reinvested.
May 31, 2019 May 29, 2020 May 28, 2021 May 27, 2022 June 2, 2023 May 31, 2024
Cal-Maine Foods, Inc. $ 100.00 $ 120.37 $ 94.39 $ 130.51 $ 141.75 $ 190.54
Russell 2000 Total Return 100.00 96.56 158.91 133.69 131.71 151.16
S&P Composite 1500 Food
Products Industry Index 100.00 110.09 136.95 146.73 154.96 141.10

Issuer Purchases of Equity Securities
There were

no purchases

of our

Common Stock

made by

or on

behalf of

our Company

or any

affiliated purchaser

during our
fiscal 2024 fourth quarter.
Recent Sales of Unregistered Securities
No sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended June 1, 2024.
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
approved by shareholders — $ — 277,954
Equity compensation plans not
approved by shareholders — — —
Total — $ — 277,954
(a)

There were

no outstanding options,

warrants or

rights as of

June 1, 2024.

There were 856,119

shares of restricted
stock outstanding under our Amended and Restated 2012 Omnibus Long-Term

Incentive Plan as of June 1, 2024.
(b)

There were no outstanding options, warrants or rights as of June 1, 202

4.
(c)

Reflects shares

available for

future issuance

as of

June 1,

2024 under

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
Our fiscal

year end

is the

Saturday closest

to May 31.

The fiscal

years 2024

and 2022

included 52

weeks and

fiscal year

2023
included 53

weeks. The

Company,

which is

headquartered in

Ridgeland, Mississippi,

is the

largest producer

and distributor

of
fresh

shell

eggs

in

the

United

States

(“U.S”).

In fiscal

2024,

we

sold

approximately

1.15 billion

dozen

shell

eggs,

which

we
believe represented approximately 21%

of domestic shell egg

consumption. Our total flock as

of June 1, 2024 of

approximately
39.9 million

layers and

11.8 million

pullets and

breeders is

the largest

in the

U.S. We

sell most

of our

shell eggs

to a

diverse
group

of

customers,

including

national

and

regional

grocery

store

chains,

club

stores,

companies

servicing

independent
supermarkets in the U.S., food service distributors, and egg product consumers throughout the majority of the U.S.
The Company has one reportable

operating segment, which is the production,

grading, packaging, marketing and distribution

of
shell eggs. Many of our customers rely on us to provide most of their shell egg needs, including specialty and conventional eggs.
For further description of our business, refer to
Part I. Item I. Business
.
ACQUISITIONS
On September 30,

2023, we completed

our 24th acquisition

since 1989,

when we acquired

the assets of Fassio

Egg Farms, Inc.
(“Fassio”), related to its commercial shell egg production

and processing business. Fassio owned and operated commercial shell
egg

production

and

processing

facilities

with

a

capacity

at

the

time

of

acquisition

of

approximately

1.2

million

laying

hens,
primarily cage-free, a feed mill, pullets, a fertilizer production and composting operation and land located in Erda, Utah, outside
Salt Lake

City.

This acquisition

provided us

with an

opportunity to

expand our

market presence

in Utah

and the

western U.S.,
particularly

for cage-free

eggs. For

a further

description of

this transaction,

refer to

Part II.

Item 8.

Notes to

the Consolidated
Financial Statements,
Note 2 – Acquisition
. In

March 2024,

we acquired

a broiler

processing plant,

hatchery and

feed mill

in
Dexter, Missouri that were closed by

Tyson Foods, Inc.

in 2023 and that we are remodeling and repurposing for use in shell egg and egg products production to enhance our supply and

distribution capabilities for customers in Missouri and surrounding areas.
In addition, subsequent to our fiscal

2024, we acquired substantially all the egg

production and processing assets of ISE America,
Inc.

and certain

of its

affiliates.

The acquired

assets include

commercial

shell egg

production and

processing facilities

with

a
capacity

at

the

time

of acquisition

of

approximately

4.7

million

laying

hens,

including

1.0

million

cage-free,

and 1.2

million
pullets, feed mills, approximately 4,000 acres of land, inventories and an egg products breaking facility. The acquired assets also include an

extensive customer

distribution network

across the

Northeast and

Mid-Atlantic states,

and production

operations in
Maryland,

New

Jersey,

Delaware

and

South

Carolina.

These

production

assets

are

our

first

in

Maryland,

New

Jersey

and
Delaware. We believe this acquisition provides us with an opportunity to significantly enhance our market reach in the Northeast and Mid-Atlantic

states. For further

description of

this transaction,

refer to

Part II. Item

8. Notes to

the Consolidated

Financial
Statements,
Note 17 – Subsequent Events
.
During fiscal 2022, we acquired the remaining 50% membership interest in

Red River Valley

Egg Farm, LLC (“Red River”),
which owns and operates a specialty shell egg production complex that includes

1.7 million cage-free hens.
HPAI
Since the HPAI outbreaks in 2015, there were no reported significant outbreaks of HPAI in the commercial table egg layer flocks
until the

February –

December 2022

time period.

During this

time, approximately

44.3 million

commercial

layers and

pullets
were depopulated resulting in significant

pressure on the overall supply

of eggs. Thereafter, there

were no HPAI

cases affecting
commercial

layers

until

November

2023.

From

November

2023

through

the

end

of

May

2024,

approximately

32.8

million
commercial laying hens and pullets were depopulated.

During the

third and

fourth quarters

of fiscal

2024, we

experienced HPAI

outbreaks within

our facilities

in Kansas

and Texas,
resulting

in

the

depopulation

of

approximately

3.1

million

laying

hens

and

577,000

pullets

and

the

temporary

cessation

of
operations at the facilities. Both locations have been cleared by the USDA to resume operations and we have begun to

repopulate
the flock. We

have continued efforts to minimize disruption to our customers.
We remain dedicated

to robust biosecurity programs across our locations; however,

no farm is immune from HPAI.

HPAI is
currently widespread in the wild bird population worldwide. The extent of possible future outbreaks, with heightened risk
during the migration seasons, and more recent HPAI

events, which have been directly linked to dairy cattle operations, cannot be predicted. According to the U.S. Centers for Disease Control and Prevention, the

human health risk to the U.S. public from
the HPAI

virus is considered to be low.

Also, according to the USDA, HPAI

cannot be transmitted through safely handled and
properly cooked eggs. There is no known risk related to HPAI associated with eggs that are currently in the market and no eggs have been recalled. For additional information, refer to
Part I. Item 1A. Risk Factors
.

Executive Overview of Results – Fiscal Years

Ended June 1, 2024, June 3, 2023 and May 28, 2022
Fiscal Years

Ended
June 1, 2024 June 3, 2023 May 28, 2022
Net sales (in thousands) $ 2,326,443 $ 3,146,217 $ 1,777,159
Gross profit (in thousands) $ 541,571 $ 1,196,457 $ 337,059
Net income attributable to Cal-Maine Foods, Inc. $ 277,888 $ 758,024 $ 132,650
Net income per share attributable to Cal-Maine Foods, Inc.
Basic $ 5.70 $ 15.58 $ 2.73
Diluted $ 5.69 $ 15.52 $ 2.72
Net average shell egg price
(a)
$ 1.932 $ 2.622 $ 1.579
Average UB Southeast

Region - Shell Eggs - White Large
$ 2.049 $ 3.115 $ 1.712
Feed costs per dozen produced $ 0.550 $ 0.676 $ 0.571
(a) The net average

shell egg selling

price is the blended

price for all sizes

and grades of

shell eggs, including

graded and
non-graded shell egg sales, breaking stock and undergrades.
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

sales,
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
For fiscal 2024, net sales

decreased to $2.3 billion, gross profit

to $541.6 million and net

income to $277.9 million. The

decreases
compared to

fiscal 2023

are primarily

a result

of a

decrease in

average egg

selling prices.

The average

UB southeastern

large
index price for

fiscal 2024 decreased

34% compared to

fiscal 2023. The

decrease is due in

large part to

the recovery of

the egg
supply

following

the

HPAI

outbreaks

during

most

of

calendar

year

2022.

However,

the

resurgence

of

HPAI

beginning

in
November 2023 resulted in the

UB southeastern large index price

being 9.1% higher in

the fourth quarter of

fiscal 2024 compared
to the fourth quarter of fiscal 2023.
Our dozens sold for fiscal 2024 remained relatively flat compared to fiscal 2023. We had an increase in production capacity with the acquisition

of the

commercial shell

egg production

and processing

business of

Fassio Egg

Farms, Inc.

during fiscal

2024,
which was offset by the temporary decrease in production due to the HPAI

outbreaks

at our facilities.
Our feed costs

per dozen produced

decreased to $0.550

in fiscal 2024, compared

to $0.676 in fiscal

2023. For fiscal

year 2024,
the average CBOT

daily market price

was $4.76 per bushel

for corn and

$390 per ton for

soybean meal, representing

decreases
of

27.5%

and

13.4%,

respectively,

compared

to

the

daily

average

CBOT

prices

for

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

Statements of Income expressed
as a percentage of net sales.
Fiscal Year

Ended
June 1, 2024 June 3, 2023
Net sales 100.0% 100.0%
Cost of sales 76.7% 62.0%
Gross profit 23.3% 38.0%
Selling, general and administrative 10.9% 7.4%
Gain on involuntary conversions (1.0) % (0.1) %
(Gain) loss on disposal of fixed assets — % — %
Operating income 13.4% 30.7%
Total other income 2.0% 1.0%
Income before income taxes 15.4% 31.7%
Income tax expense 3.6% 7.7%
Net income 11.8% 24.0%
Less:

Net loss attributable to noncontrolling interest
(0.1) % — %
Net income attributable to Cal-Maine Foods, Inc. 11.9% 24.0%

Fiscal Year

Ended June 1, 2024 Compared to Fiscal Year

Ended June 3, 2023
NET SALES
Net revenue is primarily generated

through sales of shell

eggs and egg products. Net

shell egg sales represented 96.2%

and 96.1%
of total

net sales

in fiscal

2024 and

2023, respectively.

The Company’s

shell egg

offerings include

specialty and

conventional
shell

eggs.

Specialty

shell

eggs

include

cage-free,

organic,

brown,

free-range,

pasture-raised

and

nutritionally

enhanced.
Conventional

shell

eggs sales

represent

all other

shell

egg sales

not

sold

as specialty

shell

eggs.

Shell

egg

sales classified

as
“Other” represent sales of miscellaneous byproducts and resale products included with our shell egg operations.
The Company’s egg products

offering include liquid and frozen egg products and hard

-cooked eggs.
The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
June 1, 2024 June 3, 2023
Total net sales $ 2,326,443 $ 3,146,217
Conventional $ 1,291,743 57.7% $ 2,051,961 67.9%
Specialty 925,665 41.4% 956,993 31.6%
Egg sales, net 2,217,408 99.1% 3,008,954 99.5%
Other 20,026 0.9% 14,993 0.5%
Net shell egg sales $ 2,237,434 100.0% $ 3,023,947 100.0%
Dozens sold:
Conventional 746,687 65.1% 749,076 65.3%
Specialty 400,946 34.9% 398,297 34.7%
Total dozens sold 1,147,633 100.0% 1,147,373 100.0%
Net average selling price per dozen:
Conventional $ 1.730 $ 2.739
Specialty $ 2.309 $ 2.403
All shell eggs $ 1.932 $ 2.622
Egg products sales:
Egg products net sales $ 89,009 $ 122,270
Pounds sold 74,849 70,035
Net average selling price per pound $ 1.189 $ 1.746
Shell egg net sales
-
For fiscal 2024,

shell egg net

sales decreased $786.5

million compared to

fiscal 2023,

primarily due to

the decrease in
net average selling prices

for conventional eggs, and

to a lesser extent the decrease

in the net average

selling prices for
specialty eggs.
-
For fiscal 2024,

conventional egg sales

decreased $760.2 million,

or 37.0%, compared

to fiscal 2023,

primarily due to
the decrease in conventional egg prices. Changes in price resulted in a $753.4 million decrease in net sales and changes
in volume resulted in a $6.5 million decrease in net sales.
-
Conventional egg

prices reached

record highs

in fiscal

2023 due

to HPAI

outbreaks experienced

throughout calendar
year 2022 as

well seasonal demand during

the winter holidays.

Prices were lower

in the first

half of fiscal

2024 compared
to the

same period of

fiscal 2023

as the

U.S. egg supply

started to

recover from

outbreaks of

HPAI.

There has

been a
resurgence of

HPAI

starting in November

2023, and continuing

through the remainder

of fiscal 2024, which

increased
prices due to supply constraints. However, prices

in fiscal 2024 remained lower on average than fiscal 2023.
-
Specialty egg sales

decreased $31.3 million,

or 3.3%, for fiscal

2024

compared to fiscal 2023,

primarily due to

a 3.9%
decrease in specialty

egg prices partially

offset by

a 0.7% increase

in the volume

of specialty dozens

sold. Changes in
price resulted

in a $37.7

million decrease in

net sales and

changes in volume

resulted in a

$6.4 million

increase in net
sales.

-
Our

dozens

sold for

fiscal

2024 remained

relatively

flat

compared

to fiscal

2023.

We

had

an

increase

in production
capacity with the acquisition of the commercial shell egg production and processing business of Fassio Egg Farms, Inc.
during fiscal 2024, which was

offset by the temporary decrease

in production due to the

HPAI outbreaks at our facilities.

Egg products net sales
-
Egg products net sales decreased

$33.3 million, or 27.2%, primarily

due to a 31.9% selling price

decrease compared to
fiscal 2023, which had a $41.7 million negative impact on net sales.
-
Our egg products net average selling price decreased in fiscal 2024, compared to fiscal 2023 as the supply of shell eggs
used to produce egg products increased.
COST OF SALES
Cost of

sales consists

of

costs directly

related

to producing,

processing

and

packing

shell eggs,

purchases

of

shell

eggs from
outside sources,

processing and

packing of

liquid and

frozen egg

products and

other non-egg

costs. Farm production

costs are
those costs

incurred at

the egg production

facility,

including feed,

facility (including

labor), hen

amortization and

other related
farm production costs.
The following table presents the key variables affecting our cost of sales (in thousands,

except cost per dozen data):
Fiscal Year

Ended
June 1, 2024 June 3, 2023 % Change
Cost of Sales:
Farm production $ 987,861 $ 1,118,741 (11.7) %
Processing, packaging, and warehouse 335,949 342,836 (2.0)
Egg purchases and other (including change in inventory) 380,200 379,777 0.1
Total shell eggs 1,704,010 1,841,354 (7.5)
Egg products 80,862 108,406 (25.4)
Total $ 1,784,872 $ 1,949,760 (8.5) %
Farm production costs (per dozen produced)
Feed $ 0.550 $ 0.676 (18.6) %
Other $ 0.433 $ 0.396 9.3%
Total $ 0.983 $ 1.072 (8.3) %
Outside egg purchases (average cost per dozen) $ 2.16 $ 3.02 (28.5) %
Dozens produced 1,018,835 1,058,540 (3.8) %
Percent produced to sold 88.8% 92.3% (3.8) %
Farm Production
-
Feed costs

per dozen

produced decreased

18.6% in

fiscal 2024

compared to

fiscal 2023,

primarily

due to

lower feed
ingredient prices.

Basis levels

for corn

and soybean

meal were

lower in

our areas

of operation

compared to

our prior
fiscal year.
-
For fiscal 2024, the average daily CBOT market price was $4.76 per bushel for corn and $390 per ton of soybean meal, representing decreases of 27.6% and

13.4%, respectively, as compared to the average

daily CBOT prices for

fiscal 2023.
-
Other farm production costs increased

due to higher flock amortization

and increased

facility costs. Flock amortization
increased primarily due

to the increased

capitalized value of

our flocks. This

is primarily due

to the higher

feeds costs
in earlier periods incurred during the growing phase of the flocks.

-
Facility

costs

increased

due

primarily

to

increased

contract

labor

in

response

to

labor

shortages

as

well

as

higher
depreciation expense primarily due to the completion of several large construction projects during fiscal 2024.
Current

indications

for

corn

project

an

overall

better

stocks-to-use

ratio

implying

potentially

lower

prices

in

the

near

term;
however, as long

as outside factors remain uncertain

(including weather patterns and

global supply chain disruptions), volatility
could remain.
Processing, packaging, and warehouse
-
Processing, packaging,

and warehouse

costs decreased

primarily due

to a

3.5% reduction

in the

volume of

processed
dozens,

partially offset by higher processing costs.
Egg purchases and other (including change in inventory)
-
Costs in this category remained relatively flat as the average cost per dozen of outside egg purchases decreased 28.5%
compared to fiscal 2023, offset by an increase of 29.2% in dozens purchased due to the loss of production primarily
caused by HPAI

outbreaks

at our facilities.
GROSS PROFIT
Gross profit, as

a percentage of

net sales, was

23.3%

for fiscal 2024,

compared to 38.0%

for fiscal 2023.

The decrease resulted
primarily from lower selling prices for conventional eggs,

partially offset by the lower feed ingredients prices.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling, general, and administrative (“SGA”) expenses include costs of delivery, marketing, and other general and administrative expenses. Delivery expense includes contract trucking expense and all costs to maintain and operate our fleet of trucks to deliver products to

customers including

the related

payroll expenses.

Marketing

expense includes

franchise fees

that are

submitted to
Eggland’s

Best, Inc.

to support

the EB

brand, brokerage

and commission

fees, and

other general

marketing

expenses such

as
payroll

expenses

for

our

in-house

sales

team.

Other

general

and

administrative

expenses

include

corporate

payroll

related
expenses

and

other

general

corporate

overhead

costs.

The

following

table

presents

an

analysis

of

our

SGA

expenses

(in
thousands):
Fiscal Year

Ended
June 1, 2024 June 3, 2023 $ Change % Change
Delivery expense $ 72,742 $ 77,548 $ (4,806) (6.2) %
Marketing expense 52,285 57,198 (4,913) (8.6) %
Litigation loss contingency accrual 19,648 - 19,648

N.M.
%
Other general and administrative expenses 107,950 97,461 10,489 10.8%
Total $ 252,625 $ 232,207 $ 20,418 8.8%
N.M. - Not Meaningful
Delivery expense
-
The decreased delivery expense is primarily due to a decrease in contract trucking expense and fuel costs.
Marketing expense
-
The decrease in marketing expense is primarily due to a decrease in franchise fees.
Litigation loss contingency accrual
- The litigation loss contingency accrual in fiscal 2024 is discussed in
Note 16 – Commitments and Contingencies

of Part
II. Item 8. Notes to Consolidated Financial Statements in this Annual Report.

Other general and administrative expenses
-
The increase in other general and administrative expenses

is primarily due to an increase of

$5.5 million in the fair value
of the contingent consideration associated with the Fassio asset acquisition, and increased legal costs, partially offset by a decrease in accrued bonuses compared to the prior year.
GAIN ON INVOLUNTARY

CONVERSIONS
For fiscal 2024 and 2023,

we recorded a gain of $23.5 million and

$3.3 million, respectively,

due to recoveries under indemnity
and insurance programs that exceeded the amortized book value of the covered assets and our direct costs.
OPERATING

INCOME
As a result of the above, our operating income was $312.5 million for fiscal 2024

,

compared to $967.7 million for fiscal 2023.
OTHER INCOME (EXPENSE)
Total

other

income

(expense)

consists

of

items

not

directly

charged

to,

or

related

to,

operations

such

as

interest

income

and
expense, equity

in income or

loss of unconsolidated

entities, and patronage

dividends, among

other items. Patronage

dividends
are paid to us from our membership in the EB cooperative.
The Company recorded

interest income of $32.3

million in fiscal 2024,

compared to $18.6 million

in fiscal 2023, primarily

due
to significantly

higher cash

and cash

equivalents and

investment securities

available-for-sale balances

and yields.

We

recorded
interest expense of $549 thousand and $583 thousand

in fiscal 2024 and 2023, respectively, primarily related to commitment fees on our Credit Facility described below.
INCOME TAXES
For

the

fiscal

year

ended

June

1,

2024,

our

pre-tax

income

was

$360.0

million,

compared

to

$998.6

million

for

fiscal

2023.
Income tax expense

of $83.7 million

was recorded for

fiscal 2024 with

an effective

tax rate of 23.

2%.

For fiscal 2023,

income
tax expense was $241.8 million with an effective tax rate of 24.2%.
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
NET LOSS ATTRIBUTABLE

TO NONCONTROLLING INTEREST
Net loss attributable to

noncontrolling interest was $1.6 million

for fiscal 2024 compared

to a $1.3 million

net loss for fiscal

2023.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
As a result of the above, net

income attributable to Cal-Maine Foods, Inc.

for fiscal 2024 was $277.9 million, or $5.70

per basic
and $5.69 per diluted share, compared to $758.0 million, or $15.58 per basic and $15.52 per diluted share for fiscal 2023.
Fiscal Year

Ended June 3, 2023 Compared to Fiscal Year

Ended May 28, 2022
The discussion of our results of operations for the fiscal

year ended June 3, 2023 compared to the fiscal

year ended May 28, 2022
can be found

in Part II. Item

7. Management's Discussion

and Analysis of

Financial Condition and

Results of Operations in

the
Company’s fiscal 2023 Annual Report

on Form 10-K.

LIQUIDITY AND CAPITAL

RESOURCES
We aim to maintain a

strong balance sheet and

liquidity, particularly given the cyclical nature

of our business.

We believe a strong
balance sheet supports our growth opportunities and stockholder returns. Our priorities for the use of cash in recent periods have included the payment of dividends pursuant to our variable dividend policy, inorganic growth through acquisitions of businesses, organic

growth

including

construction

and

conversion

of

cage-free

facilities

and

investment

in

value-added

products,

and
maintenance capital expenditures.
Working

Capital and Current Ratio
Our working

capital at

June 1,

2024 was

$1.0 billion, compared

to $942.2 million

at June

3, 2023.

The calculation

of working
capital is

defined as

current assets

less current

liabilities. Our current

ratio was

5.5 at

June 1,

2024 compared

to 6.2

at June

3,
2023.

The current ratio is calculated by dividing current assets by current liabilities. The decrease in our current ratio is primarily
due to the increase in total current liabilities,

which increased by $45.0 million to $227.7 million at

June 1, 2024, due to increases
in

income

tax

payable

and

accrued

expenses

and

other

liabilities

primarily

resulting

from

the

$19.6

million

litigation

loss
contingency

accrual

recorded in

fiscal 2024

.

Due to

seasonal factors

described

in
Part I. Item I. Business – Seasonality
, we
generally

expect

our

need

for

working

capital

to

be

highest

in

the

fourth

and

first

fiscal

quarters

ending

in

May/June and
August/September, respectively.
Cash Flows from Operating Activities
Net cash provided

by operating activities was

$451.4 million for

fiscal 2024 compared with

$863.0 million for fiscal

2023. The
decrease in cash

flow from operations

resulted primarily from

lower selling prices

for conventional eggs,

partially offset by

the
lower cost of feed ingredients.
Cash Flows from Investing Activities
For

fiscal

2024,

$412.6

million

was

used

in

investing

activities,

primarily

due

to

the

purchases

of

investment

securities,

the
acquisition of the assets

of Fassio Egg Farms,

Inc., and purchases of

property,

plant and equipment compared

to $375.1 million
used in investing activities in the same

period of fiscal 2023. Purchases of investment securities were

573.6 million in fiscal 2024
compared

to

530.8

million

in

fiscal

2023.

Sales

and

maturities

of

investment

securities

were

$358.9

million

in

fiscal

2024,
compared to $291.8 million for fiscal 2023. Purchases of property,

plant and equipment were $147.1 million and $136.6 million
in fiscal 2024 and 2023, respectively,

primarily reflecting progress on our construction projects.
Cash Flows from Financing Activities
We paid dividends

totaling $91.9 million and $252.3 million in fiscal 2024

and 2023, respectively.
As of June 1, 2024, cash decreased

$54.9 million since June 3, 2023.
Acquisition of ISE America, Inc. Assets
Subsequent to our

fiscal 2024 year-end,

we acquired substantially

all the assets of

ISE America, Inc.

and certain of its

affiliates
related to

their commercial

shell egg

production and

processing facilities.

The purchase

price was

approximately $112

million
and

was

funded

with

available

cash

on

hand.

For

additional

information,

refer

to

Part

II.

Item

8.

Notes

to

the

Consolidated
Financial Statements,
Note 17 – Subsequent Events
.
Credit Facility
We had no

long-term debt outstanding at the end of fiscal 2024

and 2023. On November 15, 2021, we entered

into an Amended
and Restated Credit Agreement (as amended, the “Credit Agreement”) with a five-year term. The Credit Agreement provides for a senior

secured revolving

credit facility

(the “Credit

Facility”), in

an initial

aggregate principal

amount of

up to

$250 million.
As of June 1, 2024, no amounts were borrowed under the

Credit Facility. We

have $4.7

million in outstanding standby letters of
credit, which were issued under our Credit Facility for the benefit of certain insurance companies. Refer to Part II. Item 8. Notes to the Financial Statements,
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
Our material cash requirements for capital expenditures consist primarily of our projects to increase our cage-free production
capacity. We

continue to monitor the increasing demand for cage-free eggs and to engage with our customers in efforts to help
them achieve their announced timelines for cage-free egg sales. The following table presents material construction projects
approved as of June 1, 2024 (in thousands):
Project(s) Type
Projected
Completion Projected Cost
Spent as of
June 1, 2024
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 86,837 81,757 5,080
Dexter, MO Renovations Fiscal 2025 10,944 771 10,173
Feed Mill Fiscal 2026 10,480 3,254 7,226
Solar Project Fiscal 2026 5,789 475 5,314
Cage-Free Layer & Pullet Houses Fiscal 2026 135,905 108,035 27,870
$ 249,955 $ 194,292 $ 55,663
As of June 1, 2024, we had $102.2 million of purchase obligations outstanding,

of which $84.6 million are due within one year.

Purchase obligations primarily include contractual agreements to purchase feed ingredients and commitments to make capital
expenditures. Timing of payments and actual

amounts paid may be different depending on the timing

of the receipt of goods or
services or changes to agreed-upon amounts for some obligations.
We

believe our

current cash

balances, investments,

projected cash

flows from

operations, and

available borrowings

under our
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
BUSINESS COMBINATIONS
The Company applies the acquisition

method of accounting, which

requires that once control is obtained,

all the assets acquired
and liabilities assumed,

including amounts

attributable to noncontrolling

interests, are recorded

at their respective

fair values at
the

date

of acquisition.

The

excess

of

the

purchase

price

over

fair

values

of

identifiable

assets

and

liabilities

is

recorded

as
goodwill.
We

typically

use the

income method

approach for

intangible assets

acquired

in a

business combination.

Significant

judgment
exists in valuing certain intangible assets

and the most significant assumptions requiring judgment involve estimating the amount
and timing of

future cash flows,

growth rates,

discount rates selected

to measure

the risks inherent

in the future

cash flows and
the asset’s expected useful lives.

The

fair

values

of

identifiable

assets

and

liabilities

are

generally

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
INVENTORIES

Inventories of eggs, feed,

supplies and flocks

are valued principally

at the lower

of cost (first-in,

first-out method) or

net realizable
value. If

market

prices

for

eggs and

feed

grains

move

substantially

lower,

we

record

adjustments

to

write

down

the

carrying
values of eggs

and feed inventories

to fair market

value. The cost

associated with flock inventories,

consisting principally of chick
purchases

or

hatching

costs,

feed,

labor,

contractor

payments

and

overhead

costs,

are

accumulated

during

the

hatching

and
growing periods of approximately 22 weeks. Capitalized flock costs are then amortized over the

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

$45.8

million

of

goodwill

on

June

1,

2024.

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
At June 1, 2024, goodwill represented 2.1% of total assets and 2.5% of stockholders’

equity.
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
Goodwill

is

evaluated

for

impairment

at

least

annually

or more

frequently

if

impairment

indicators

arise.

During

our

annual
impairment test

which is

the first day

of the fourth

quarter, we

determined that

goodwill passed

the qualitative

assessment and
therefore no quantitative analysis of goodwill impairment was necessary in fiscal 2024.
REVENUE RECOGNITION
Revenue

recognition

is

completed

upon

satisfaction

of

the

performance

obligation

which

generally

occurs

upon

shipment

or
delivery to a customer based on terms of the sale.

Revenues

are

recognized

in

an

amount

that

reflects

the

net

consideration

we

expect

to

receive

in

exchange

for

delivery

the
products. The Company periodically offers sales incentives or other programs such as rebates,

discounts, coupons, volume-based
incentives, guaranteed

sales and

other programs.

The Company

records an

estimated allowance

for costs

associated with

these
programs, which

is recorded as

a reduction in

revenue at the

time of sale

using historical trends

and projected redemption

rates
of

each

program.

The

Company

regularly

reviews these

estimates

and

any

difference

between

the

estimated

costs and

actual
realization of these programs would be recognized in the subsequent period.
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
Except for

the $19.6

million litigation

loss contingency

accrual in

fiscal 2024,

there were

no loss

contingency accruals

for the
past three fiscal years. Our

evaluation of whether loss contingencies

exist primarily relates to litigation

matters. The outcome of
litigation is

uncertain due

to, among

other things,

uncertainties regarding

the facts

will be

established during

the proceedings,
uncertainties regarding

how the

law will

be applied

to the

facts established,

and uncertainties

regarding the

calculation of

any
potential damages

or the

costs of

any potential

injunctive relief.

If the

facts discovered

or the

Company’s

assumptions change,
future

accruals

for

loss

contingencies

may

be

required.

Results

of

operations

may

be

materially

affected

by

losses

or

a

loss
contingency accrual resulting from adverse legal proceedings.
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
Change in price per bushel of corn
$ (0.84) $ (0.56) $ (0.28) $ 0.00 $ 0.28 $ 0.56 $ 0.84
Change

in price
per ton
soybean
meal
$ (76.50) 0.49 0.50 0.51 0.52 0.53 0.54 0.55
$ (51.00) 0.50 0.51 0.52 0.53 0.54 0.55 0.56
$ (25.50) 0.51 0.52 0.53 0.54 0.55 0.56 0.57
$ 0.00 0.52 0.53 0.54 0.55 (a) 0.56 0.57 0.58
$ 25.50 0.53 0.54 0.55 0.56 0.57 0.58 0.59
$ 51.00 0.54 0.55 0.56 0.57 0.58 0.59 0.60
$ 76.50 0.55 0.56 0.57 0.58 0.59 0.60 0.61

(a)
Based on 2024

actual costs, table flexes feed cost inputs to show $0.01 impacts to per dozen egg feed production costs.
INTEREST RATE

RISK
We

have

a

$250 million

Credit

Facility,

borrowings

under

which

would

bear

interest

at

variable

rates.

No

amounts

were
outstanding under that facility during fiscal 2024 or fiscal 2023. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.
FIXED INCOME SECURITIES RISK
At June 1,

2024, the effective

maturity of our

cash equivalents and

investment securities available

for sale was

8.5 months, and
the composite

credit rating

of the holdings

are A+ /

A1 / A+

(S&P / Moody’s

/ Fitch).

Generally speaking,

rising interest rates
decrease the value of

fixed income securities portfolios. As

of June 1,

2024, the estimated fair

value of our fixed

income securities
portfolio

was

approximately

$574.5

million

and

reflected

unrealized

losses

of

approximately

$1.2

million.

For

additional
information see
Note 1 – Summary of Significant Accounting Policies

under the heading

“Investment Securities

Available-for-
Sale” and
Note 3 – Investment Securities Available -for-Sale

in Part II. Item 8. Notes to the Consolidated Financial Statements.
CONCENTRATION

OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with

respect to

receivables are

limited due

to our

large number

of customers

and their

dispersion across

geographic areas,
except that

at June

1, 2024

and June

3, 2023,

26.8% and

30.1%, respectively,

of our

net accounts

receivable balance

was due
from

Walmart

Inc.

(including

Sam’s

Club).

No

other

single

customer

or

customer

group

represented

10%

or

greater

of

net
accounts receivable at June 1, 2024 and June 3, 2023.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Ridgeland, Mississippi
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cal-Maine Foods, Inc. and Subsidiaries as of June 1,
2024

and June

3, 2023,

the related

consolidated

statements of

income, comprehensive

income, stockholders’

equity,

and cash
flows for each

of the three

years in the

period ended June

1, 2024, and

the related consolidated

notes and schedule

listed in the
Index

at

Items

15(a)(1)

and

15(a)(2)

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated

financial

statements

present

fairly,

in

all

material

respects,

the

financial

position

of

Cal-Maine

Foods,

Inc.

and
Subsidiaries as

of June

1, 2024

and June

3, 2023,

and the

results of

their operations

and their

cash flows

for each

of the

three
years

in

the

period

ended

June

1,

2024,

in

conformity

with

accounting

principles

generally

accepted

in

the

United

States

of
America.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”),

the Cal-Maine

Foods,

Inc.

and Subsidiaries’

internal

control over

financial

reporting

as of

June 1,

2024,
based

on

the

criteria

established

in

2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the Treadway

Commission and our report dated July 23, 2024 expressed an unqualified opinion.
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
July 23, 2024

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
June 1, 2024 June 3, 2023
Assets
Current assets:
Cash and cash equivalents $
237,878
$
292,824
Investment securities available-for-sale
574,499
355,090
Receivables:
Trade receivables, net
138,550
110,980
Income tax receivable
10,459
66,966
Other
13,433
9,267
Total receivables,

net
162,442
187,213
Inventories, net
261,782
284,418
Prepaid expenses and other current assets
5,238
5,380
Total current

assets
1,241,839
1,124,925
Property, plant &

equipment, net
857,234
744,540
Investments in unconsolidated entities
11,195
14,449
Goodwill
45,776
44,006
Intangible assets, net
15,996
15,897
Other long-term assets
12,721
10,708
Total assets $
2,184,761
$
1,954,525
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable $
75,862
$
82,590
Dividends payable
37,760
37,130
Accrued wages and benefits
32,971
38,733
Income tax payable
43,348
8,288
Accrued expenses and other liabilities
37,802
15,990
Total current

liabilities
227,743
182,731
Other noncurrent liabilities
17,109
9,999
Deferred income taxes
142,866
152,212
Total liabilities
387,718
344,942
Commitments and contingencies - see Note 16 — —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock – authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock – authorized and issued
4,800

shares
48
48
Paid-in capital
76,371
72,112
Retained earnings
1,756,395
1,571,112
Accumulated other comprehensive loss, net of tax
(1,773)
(2,886)
Common stock in treasury,

at cost –
26,022

and
26,077

shares in 2024 and 2023,
respectively
(31,597)
(30,008)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,800,147
1,611,081
Noncontrolling interest in consolidated equity
(3,104)
(1,498)
Total stockholders’

equity
1,797,043
1,609,583
Total liabilities and stockholders’

equity
$
2,184,761
$
1,954,525
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
Fiscal years ended
June 1, 2024 June 3, 2023 May 28, 2022
52 weeks 53 weeks 52 weeks
Net sales $
2,326,443
$
3,146,217
$
1,777,159
Cost of sales
1,784,872
1,949,760
1,440,100
Gross profit
541,571
1,196,457
337,059
Selling, general and administrative
252,625
232,207
198,631
Gain on involuntary conversions
(23,532)
(3,345)
(5,492)
(Gain) loss on disposal of fixed assets
26
(131)
383
Operating income
312,452
967,726
143,537
Other income (expense):
Interest expense
(549)
(583)
(403)
Interest income
32,275
18,553
988
Patronage dividends
11,331
10,239
10,130
Equity in income of unconsolidated entities
1,420
746
1,943
Other, net
3,042
1,869
9,820
Total other income
47,519
30,824
22,478
Income before income taxes
359,971
998,550
166,015
Income tax expense
83,689
241,818
33,574
Net income
276,282
756,732
132,441
Less:

Net loss attributable to noncontrolling interest
(1,606)
(1,292)
(209)
Net income attributable to Cal-Maine Foods, Inc. $
277,888
$
758,024
$
132,650
Net income per share attributable to Cal-Maine Foods, Inc.:
Basic $
5.70
$
15.58
$
2.73
Diluted $
5.69
$
15.52
$
2.72
Weighted average

shares outstanding:
Basic
48,717
48,648
48,581
Diluted
48,873
48,834
48,734
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of
Comprehensive Income

(in thousands)
Fiscal years ended
June 1, 2024 June 3, 2023 May 28, 2022
Net income $
276,282
$
756,732
$
132,441
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) available-for-sale securities, net of reclassification adjustments
1,271
(1,714)
(1,398)
(Increase) decrease in accumulated post-retirement benefits obligation,

net of
reclassification adjustments
167
(27)
(9)
Other comprehensive income (loss), before tax
1,438
(1,741)
(1,407)
Income tax expense (benefit) related to items of other comprehensive income
(loss)
325
(451)
(369)
Other comprehensive income (loss), net of tax
1,113
(1,290)
(1,038)
Comprehensive income
277,395
755,442
131,403
Less: comprehensive loss attributable to the noncontrolling interest
(1,606)
(1,292)
(209)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
279,001
$
756,734
$
131,612
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
703
4,800
—
48
26,121
(28,447)
67,989
1,065,854
(1,596)
(206)
1,104,345
Stock compensation plan transactions — — — —
(44)
(1,561)
4,123
— —
2,562
Dividends ($
5.161

per share)
Common — — — — — — —
(227,993)
— —
(227,993)
Class A common — — — — — — —
(24,773)
— —
(24,773)
Net income (loss) — — — — — — —
758,024
—
(1,292)
756,732
Other comprehensive loss, net of tax — — — — — — — —
(1,290)
(1,290)
Balance at June 3, 2023
70,261
703
4,800
48
26,077
(30,008)
72,112
1,571,112
(2,886)
(1,498)
1,609,583
Stock compensation plan transactions — — — —
(55)
(1,589)
4,259
— — —
2,670
Dividends ($
1.889

per share)
Common — — — — — — —
(83,565)
— —
(83,565)
Class A common — — — — — — —
(9,040)
— —
(9,040)
Net income (loss) — — — — — — —
277,888
—
(1,606)
276,282
Other comprehensive income, net of tax — — — — — — — —
1,113
—
1,113
Balance at June 1, 2024
70,261
$
703
4,800
$
48
26,022
$
(31,597)
$
76,371
$
1,756,395
$
(1,773)
$
(3,104)
$
1,797,043
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
Fiscal year ended
June 1, 2024 June 3, 2023 May 28, 2022
Cash flows from operating activities:
Net income $
276,282
$
756,732
$
132,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
80,241
72,234
68,395
Deferred income taxes
(9,672)
24,467
5,676
Stock compensation expense, net of amounts paid
4,358
4,205
4,063
Loss on change in fair value contingent consideration
5,500
—
—
Other operating activities, net
(6,908)
(1,491)
(9,099)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase (decrease) in trade receivables
(27,570)
58,129
(88,063)
Increase (decrease) in inventories
28,800
(21,102)
(36,152)
Increase (decrease) in income taxes payable/receivable
91,567
(42,218)
26,056
Increase in accounts payable and current accrued expenses
9,353
14,944
29,993
Decrease in other operating assets and liabilities
(553)
(2,890)
(7,101)
Net cash provided by operating activities
451,398
863,010
126,209
Cash flows from investing activities:
Purchases of investments
(573,565)
(530,781)
(98,243)
Sales of investments
358,932
291,832
92,703
Acquisition of business, net of cash acquired
(53,746)
—
(44,823)
Investment in unconsolidated entities
(363)
(1,673)
(3,000)
Distributions from unconsolidated entities
3,000
1,500
400
Purchases of property,

plant and equipment
(147,116)
(136,569)
(72,399)
Net proceeds from insurance settlement - property,

plant and equipment
—
—
7,655
Net proceeds from disposal of property,

plant and equipment
272
580
686
Net cash used in investing activities
(412,586)
(375,111)
(117,021)
Cash flows from financing activities:
Principal payments on finance lease
(214)
(224)
(215)
Purchase of common stock by treasury
(1,688)
(1,643)
(1,127)
Payments of dividends
(91,856)
(252,292)
(6,117)
Contributions

—
—
3
Net cash used in financing activities
(93,758)
(254,159)
(7,456)
Increase (decrease) in cash and cash equivalents
(54,946)
233,740
1,732
Cash and cash equivalents at beginning of year
292,824
59,084
57,352
Cash and cash equivalents at end of year $
237,878
$
292,824
$
59,084
Supplemental information:
Income taxes paid $
35,101
$
258,247
$
1,747
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Cal-Maine

Foods,

Inc.

(“we,”

“us,”

“our,”

or

the

“Company”)

is

primarily

engaged

in

the

production,

grading,

packaging,
marketing and distribution

of fresh shell eggs,

including conventional, cage-free,

organic, brown, free

-range, pasture-raised and
nutritionally-enhanced

eggs.

The

Company,

which

is

headquartered

in

Ridgeland,

Mississippi,

is

the

largest

producer

and
distributor of fresh shell eggs in the United States and sells most of its shell eggs throughout the majority of the United States.
Principles of Consolidation
The consolidated financial statements include

the accounts of all wholly-owned

subsidiaries and of majority-owned subsidiaries
over which we exercise control. All significant intercompany transactions and accounts have been eliminated in consolidation.
Fiscal Year
The

Company’s

fiscal

year-end

is

on

the

Saturday

closest

to

May 31.

The

fiscal

years

ending

on

June

1,

2024

and

May

28,
2022 included
52

weeks and the fiscal year ended June 3, 2023 included
53

weeks.
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

$
250,000
. The
Company

routinely

maintains

cash

balances

with

certain

financial

institutions

in

excess

of

federally

insured

amounts.

The
Company has not experienced any loss in such accounts. The Company manages this risk through maintaining cash deposits and other highly liquid investments in high quality financial institutions.
We

primarily utilize a

cash management system

with a series of

separate accounts consisting

of lockbox accounts

for receiving
cash, concentration

accounts to which

funds are moved,

and zero-balance disbursement

accounts for funding

accounts payable.
Checks issued,

but not

presented to

the banks

for payment,

may result

in negative

book cash

balances,

which are

included in
accounts payable.

Investment Securities Available-for-Sale
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
Trade Receivables

Trade receivables are stated at their carrying

values, which include a reserve for credit losses. At June 1, 2024 and June 3, 2023,
reserves for credit losses were $
490

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

1,

2024

and

June

3,

2023,
one

customer

accounted

for
approximately
26.8
% and
30.1
% of the Company’s trade accounts receivable,

respectively.
Inventories
Inventories of eggs, feed,

supplies and flocks

are valued principally

at the lower

of cost (first-in,

first-out method) or

net realizable
value.
The

cost

associated

with

flocks,

consisting

principally

of

chicks,

feed,

labor,

contractor

payments

and

overhead

costs,

are
accumulated during a growing period

of approximately
22

weeks. Flock costs are amortized

to cost of sales over

the productive
lives of the flocks, generally one

to
two years
. As the amortization period of the flocks is relatively short, disclosure of the gross cost and accumulated amortization is omitted. Flock mortality is charged to cost of sales as incurred.
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
Membership in cooperatives are recorded at cost, plus or minus any allocated equities and retains.
Goodwill
Goodwill

represents

the

excess

of

the

purchase

price

over

the

fair

value

of

the

identifiable

net

assets

acquired.

Goodwill

is
evaluated

for

impairment

at

least annually

or more

frequently

if

impairment

indicators

arise

by

first

performing

a qualitative
assessment to determine whether a quantitative goodwill test is necessary. After assessing the totality of events or circumstances, if we determine it is

more likely than not

that the fair value of

a reporting unit is less

than its carrying amount,

then we perform
additional quantitative tests to determine the magnitude of any impairment.

Intangible Assets
Intangible assets are

initially recorded at

fair value

in business

acquisitions, which include

franchise rights, customer

relationships,
non-compete agreements, trademarks and right of use intangibles. They are amortized over their estimated useful lives of
5

to
15
years. The

gross

cost

and

accumulated

amortization

of

intangible

assets

are

removed

when

the

recorded

amounts

are

fully
amortized and

the asset is

no longer

in use or

the contract

has expired. When

certain events or

changes in

operating conditions
occur, asset lives may

be adjusted and an

impairment assessment may be

performed on the recoverability

of the carrying amounts.
Indefinite life assets are recorded at fair value in business acquisitions and represent water rights. They are not amortized, but
are reviewed for impairment at least annually or more frequently if impairment indicators arise.
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
Revenue Recognition
The

Company

recognizes

revenue

through

sale of

its products

to

customers

through

retail, foodservice

and

other

distribution
channels.

The

majority

of

the

Company’s

revenue

is

derived

from

agreements

or

contracts

with

customers

based

upon

the
customer

ordering

its

products

with

a

single

performance

obligation

of

delivering

the

product.

The

Company

believes

the
performance

obligation

is

met

upon

delivery

and

acceptance

of

the

product

by

our

customers,

which

generally

occurs

upon
shipment or delivery to a customer

based on terms of the

sale. Costs paid to third

party brokers to obtain agreements are

expensed
as the Company’s agreements are

generally less than one year.
Revenues are

recognized in

an amount

that reflects

the net

consideration we

expect to

receive in

exchange for

delivery of

the
products. The Company periodically offers sales incentives or other programs such as rebates,

discounts, coupons, volume-based
incentives, guaranteed

sales and

other programs.

The Company

records an

estimated allowance

for costs

associated with

these
programs, which

is recorded as

a reduction in

revenue at the

time of sale

using historical trends

and projected redemption

rates
of

each

program.

The

Company

regularly

reviews these

estimates

and

any

difference

between

the

estimated

costs and

actual
realization of these programs would be recognized the subsequent period.
Shipping and Distribution
Costs

to

deliver

product

to

customers

are

included

in

selling,

general

and

administrative

expenses

in

the

accompanying
Consolidated Statements

of Income

and totaled

$
72.7

million, $
77.5

million, and

$
62.7

million in

fiscal years

2024, 2023,

and
2022, respectively.
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

the amount and timing of

future cash flows, growth rates,

discount
rates and useful

lives. The excess

of the purchase

price over fair

values of identifiable

assets and liabilities

is recorded as

goodwill.

Gain on Involuntary Conversions

The Company

maintains insurance

for both

property damage

and business

interruption relating

to catastrophic

events, such

as
fires, hurricanes,

tornadoes

and other

acts of

God, and

is eligible

to participate

in U.S.

Department

of Agriculture

(“USDA”)
indemnity

and

compensation

programs

for

certain

losses

due

to

disease

outbreaks

such as

highly

pathogenic

avian

influenza
(“HPAI”).

Specifically, the Animal

Health Protection Act authorizes the USDA to provide indemnity payments to producers for
birds and eggs

that must be

destroyed during a

disease response. Payments

received under these

programs are based

on the fair
market value

of the

poultry and/or

eggs at

the time

that HPAI

virus is

detected in

the flock.

Other covered

costs include

feed,
depopulation and

disposal costs,

and virus

elimination costs.

The USDA

does not

provide indemnity

for income

or production
losses

suffered

due

to

downtime

or

other

business

disruptions

nor

for

indirect

continuing

expenses.

Recoveries

received

for
property damage, business

interruption and disease

outbreaks in excess

of the net

book value

of damaged assets,

including poultry,
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
On
October 4, 2023
, the

Company announced

the acquisition

of the

assets of

Fassio Egg

Farms, Inc.

(“Fassio”), related

to its
commercial

shell

egg

production

and

processing

business.

Fassio

owned

and

operated

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

the

period

for

which

the

contingent

consideration

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
1.8

million as a result
of the acquisition.

Note 3 - Investment Securities Available

-for-Sale
The following presents

the Company’s investment securities available-for-sale

as of June

1, 2024 and

June 3, 2023

(in thousands):

June 1, 2024
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
4,100
$
—
$
41
$
4,059
Commercial paper
137,856
—
121
137,735
Corporate bonds
233,289
—
697
232,592
Certificates of deposits
3,505
—
14
3,491
US government and agency obligations
154,520
—
251
154,269
Asset backed securities
3,154
—
30
3,124
Treasury bills
39,239
—
10
39,229
Total current

investment securities
$
575,663
$
—
$
1,164
$
574,499

June 3, 2023
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
16,571
$
—
$
275
$
16,296
Commercial paper
56,486
—
77
56,409
Corporate bonds
139,979
—
1,402
138,577
Certificates of deposits
675
—
—
675
US government and agency obligations
101,240
—
471
100,769
Asset backed securities
13,459
—
151
13,308
Treasury bills
29,069
—
13
29,056
Total current

investment securities
$
357,479
$
—
$
2,389
$
355,090
Proceeds

from

the

sales and

maturities

of

available-for-sale

securities

were

$
358.9

million,

$
291.8

million,

and

$
92.7

million
during fiscal 2024, 2023,

and 2022, respectively.

Gross realized gains for

fiscal 2024, 2023, and

2022 were $
199

thousand, $
51
thousand, and $
181

thousand, respectively. Gross realized losses for

fiscal 2024, 2023, and

2022 were $
8

thousand, $
87

thousand,
and $
76

thousand, respectively.

There was
no

allowance for credit losses at June 1, 2024 and June 3, 2023.
Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of investment securities at June

1, 2024 are as follows (in thousands):

Estimated Fair Value
Within one year $
397,917
1-5 years
176,582
Total $
574,499

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

June 1, 2024 and June 3, 2023 (in thousands):

June 1, 2024 Level 1 Level 2 Level 3 Balance
Investment securities available-for-sale
Municipal bonds $
—
$
4,059
$
—
$
4,059
Commercial paper
—
137,735
—
137,735
Corporate bonds
—
232,592
—
232,592
Certificates of deposits
—
3,491
—
3,491
US government and agency obligations
—
154,269
—
154,269
Asset backed securities
—
3,124
—
3,124
Treasury bills
—
39,229
—
39,229
Total investment

securities available-for-sale
measured at fair value $
—
$
574,499
$
—
$
574,499
Liabilities
Contingent consideration
—
—
6,500
6,500
Total liabilities measured

at fair value
$
—
$
—
$
6,500
$
6,500

June 3, 2023 Level 1 Level 2 Level 3 Balance
Investment securities available-for-sale
Municipal bonds $
—
$
16,296
$
—
$
16,296
Commercial paper
—
56,409
—
56,409
Corporate bonds
—
138,577
—
138,577
Certificates of deposits
—
675
—
675
US government and agency obligations
—
100,769
—
100,769
Asset backed securities
—
13,308
—
13,308
Treasury bills
—
29,056
—
29,056
Total investment

securities available-for-sale
measured at fair value $
—
$
355,090
$
—
$
355,090
Investment securities – available-for-sale are all classified as Level 2 and consist of securities with maturities of three months or
longer when purchased. Observable inputs for these securities are yields, credit risks, default rates, and volatility.
Contingent

consideration

classified

as

Level

3

consists

of

the

potential

obligation

to

pay

an

earnout

to

the

sellers

of

Fassio
contingent on the

acquired business meeting

certain return on

profitability milestones over

a
three-year

period, commencing on
the date of

the acquisition. The fair

value of the

contingent consideration is

estimated using a

discounted cash flow

model. Key
assumptions and

unobservable inputs

that require

significant judgement

used in

the estimate

include weighted

average cost

of
capital, egg prices,

projected revenue and

expenses over the period

for which the contingent

consideration is measured,

and the
probability assessments with respect

to the likelihood of

achieving the forecasted projections.

See further discussion in
Note 2 -
Acquisition
.

The following table shows the beginning and ending balances in fair value of the contingent consideration:

Fassio Contingent Consideration
Balance, June 4, 2023
—
Acquisition of Fassio $
1,000
Fair value adjustments
5,500
Balance, June 1, 2024 $
6,500
Adjustments to the fair value of contingent

consideration are recorded within selling, general and

administrative expenses in the
consolidated statements of income.
Note 5 - Inventories
Inventories consisted of the following (in thousands):

June 1, 2024 June 3, 2023
Flocks, net of amortization $
149,985
$
164,540
Eggs and egg products
25,217
28,318
Feed and supplies
86,580
91,560
$
261,782
$
284,418
We grow and maintain

flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders
(male and female

chickens used to

produce fertile eggs

to hatch for

egg production flocks).

Our total flock

at June 1,

2024 and
June 3,

2023, consisted

of approximately
11.8

million and
10.8

million pullets

and breeders

and
39.9

million and
41.2

million
layers, respectively.
The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):

June 1, 2024 June 3, 2023 May 28, 2022
Amortization $
198,298
$
186,973
$
160,107
Mortality
10,640
10,455
8,011
Total flock costs charged

to cost of sales
$
208,938
$
197,428
$
168,118

Note 6 - Property,

Plant and Equipment
Property, plant and equipment

consisted of the following (in thousands):

June 1, 2024 June 3, 2023
Land and improvements $
131,051
$
117,279
Buildings and improvements
627,121
552,669
Machinery and equipment
782,736
715,205
Construction-in-progress
121,266
98,605
1,662,174
1,483,758
Less: accumulated depreciation
804,940
739,218
$
857,234
$
744,540
Depreciation expense

was $
77.2

million, $
69.4

million and

$
65.8

million in

the fiscal

years ended

June 1,

2024, June

3, 2023,
and May 28, 2022, respectively.

Note 7 - Investment in Unconsolidated Entities
As

of

June

1,

2024

and

June

3,

2023,

the

Company

owned
50
%

in

Specialty

Eggs,

LLC

(“Specialty

Eggs”)

and

Southwest
Specialty Eggs,

LLC (“Southwest

Specialty Eggs”),

which are

accounted for

using the

equity method

of accounting.

Specialty

Eggs owns the Egg-Land’s Best franchise for most of Georgia and South Carolina, as well as a portion of western

North Carolina
and eastern Alabama. Southwest Specialty Eggs owns the Egg-Land’s

Best franchise for Arizona, southern California and Clark
County, Nevada (including

Las Vegas).
Equity method investments are included

in “Investments in unconsolidated entities”

in the accompanying Consolidated Balance
Sheets and totaled $
8.2

million and $
9.7

million at June 1, 2024 and June 3, 2023, respectively.
Equity in income of

unconsolidated entities of $
1.4

million, $
746

thousand, and $
1.9

million from these entities

has been included
in the Consolidated Statements of Income for fiscal 2024, 2023,

and 2022, respectively.
The consolidated financial information for the Company’s

unconsolidated joint ventures was as follows (in thousands):

For the fiscal year ended
June 1, 2024 June 3, 2023 May 28, 2022
Net sales $
159,698
$
222,602
$
145,281
Net income
2,840
1,492
3,942
Total assets
31,578
27,784
42,971
Total liabilities
15,468
9,854
21,892
Total equity
16,110
17,930
21,079
The following relates to the Company’s

transactions with these unconsolidated affiliates (in thousands):

For the fiscal year ended
June 1, 2024 June 3, 2023 May 28, 2022
Sales to unconsolidated entities $
100,553
$
136,351
$
94,311
Purchases from unconsolidated entities
63,916
75,024
60,016
Distributions from unconsolidated entities
3,000
1,500
400

June 1, 2024 June 3, 2023
Accounts receivable from unconsolidated entities $
8,490
$
4,719
Accounts payable to unconsolidated entities
1,233
3,187

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
—
(51)
(2,234)
Balance June 3, 2023
44,006
13,414
970
708
—
720
85
59,903
Additions
1,770
—
—
50
—
2,222
—
4,042
Amortization —
(1,627)
(362)
(134)
—
—
(50)
(2,173)
Balance June 1, 2024 $
45,776
$
11,787
$
608
$
624
$
—
$
2,942
$
35
$
61,772

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

June 1, 2024 June 3, 2023
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Other intangible assets:
Franchise rights $
29,284
$
(17,497)
$
29,284
$
(15,870)
Customer relationships
2,900
(2,292)
9,644
(8,674)
Non-compete agreements
1,500
(876)
1,450
(742)
Water rights *
2,942
—
720
—
Trademark
400
(365)
400
(315)
Total $
37,026
$
(21,030)
$
41,498
$
(25,601)
*

Water rights are

an indefinite life intangible asset.
No significant residual value is estimated for these

intangible assets. Aggregate amortization expense for fiscal years 2024, 2023, and 2022 totaled $
2.2

million.
The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal year Estimated amortization expense
2025 $
2,040
2026
1,836
2027
1,833
2028
1,763
2029
1,701
Thereafter
3,881
Total $
13,054

Note 9 - Employee Benefit Plans
The Company maintains a medical plan that is qualified under Section

401(a) of the Internal Revenue Code and is not subject to
tax under present income tax laws. The plan is funded by contributions from the Company and its employees. Under its plan, the
Company

self-insures

its

portion

of

medical

claims

for

substantially

all

full-time

employees. The

Company

uses

stop-loss
insurance

to

limit

its

portion

of

medical

claims

to

$
275,000

per

occurrence. The

Company’s

expenses

including

accruals

for
incurred but not

reported claims were approximately

$
23.0

million, $
21.9

million, and $
24.6

million in fiscal years

2024, 2023,
and 2022, respectively.

The liability recorded

for incurred but

not reported claims

was $
2.8

million and $
2.9

million as of

June
1,

2024

and

June

3,

2023,

respectively

and

are

classified

within

“Accrued

expenses

and

other

liabilities”

in

the

Company’s
Consolidated Balance Sheets.
The Company

has a KSOP

plan that

covers substantially

all employees

(the “Plan”). The

Company makes

contributions to

the
Plan at a rate

of
3
% of participants’

eligible compensation, plus

an additional amount

determined at the

discretion of the

Board
of Directors. Contributions can

be made in cash or

the Company’s

Common Stock, and vest immediately.

The Company’s

cash
contributions to the Plan were $
4.3

million, $
4.3

million, and $
3.9

million in fiscal years 2024, 2023 and 2022, respectively. The
Company did
no
t make direct contributions of the Company’s

Common Stock in fiscal years 2024, 2023, or 2022. Dividends on the Company’s Common Stock are paid to the Plan in cash. The Plan acquires the Company’s Common Stock, which is listed on the Nasdaq Global Select Market,

by using the dividends and the Company’s

cash contributions

to purchase shares in the public
markets. The Plan sells Common

Stock on the Nasdaq

to pay benefits to

Plan participants. Participants may

make contributions
to

the

Plan

up

to

the

maximum

allowed

by

Internal

Revenue

Service

regulations. The

Company

does

not

match

participant
contributions.
Deferred Compensation Plans
The

Company

has

deferred

compensation

agreements

with

certain

officers

for

payments

to

be

made

over

specified

periods
beginning when the officers

reach age
65

or over as specified in the

agreements. Amounts accrued for

the agreements are based
upon

deferred

compensation

earned

over

the

estimated

remaining

service

period

of

each officer.

Payments

made

under

these
agreements were $
100

thousand, $
170

thousand, and $
170

thousand in fiscal years

2024, 2023 and 2022.

The liability recorded

related to these agreements was $
844

thousand and $
1.0

million at June 1, 2024 and June 3, 2023, respectively and are classified within “Other noncurrent liabilities” in the Company’s

Consolidated Balance Sheets.
The

Company

sponsors

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

Plan were $
380
thousand, $
388

thousand, and $
340

thousand in fiscal

2024, 2023,

and 2022, respectively.

Payments made

under the

Amended
DC Plan were $
29

thousand, $
410

thousand and $
480

thousand in fiscal 2024,

2023 and 2022, respectively. The liability recorded
for the Amended

DC Plan was $
5.1

million, $
4.6

million and $
4.5

million at June

1, 2024, June 3,

2023 and 2022,

respectively
and is classified within “Other noncurrent liabilities” in the Company’s

Consolidated Balance Sheets.
Deferred compensation

expense for

both plans

totaled $
614

thousand, $
346

thousand and

$
258

thousand in

fiscal 2024,

2023,
and 2022, respectively.
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
2.6

million and $
2.7

million
at

June

1,

2024

and

June

3,

2023,

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
will be

accelerated to
100
%. If

a participant

dies while

employed, he

or she

will not

receive any

benefits under

the SERP,

but
their beneficiaries

will instead be

entitled to the

life insurance benefit

provided under

the Split Dollar

Plan, which

is $500,000.

The liability recorded for these plans was $
298

thousand and $
63

thousand at June 1, 2024 and June 3, 2023, respectively, and is classified within “Other noncurrent liabilities” in the Company’s

Consolidated Balance Sheets.
Note 10 - Credit Facility
For

fiscal

years

2024,

2023

and

2022,

interest

expense

was

$
549

thousand,

$
583

thousand,

and

$
403

thousand,

respectively,
primarily related to commitment fees on the Credit Facility described below.
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

June 1,

2024 or

June 3,

2023 or

during fiscal

2024 or

fiscal 2023.

The Company

had $
4.7

million of

outstanding standby

letters of

credit issued

under the

Credit Facility

at June

1,
2024.
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
Company and its subsidiaries plus availability under the Credit Facility equals at least $
50

million.
The Credit

Agreement also

includes customary

events of

default and

customary remedies

upon the

occurrence of

an event

of
default, including acceleration

of the amounts due

under the Credit Facility

and foreclosure of

the collateral securing

the Credit
Facility.
At June 1, 2024, we were in compliance with the covenant requirements of the

Credit Facility.
Note 11 - Equity
The Company has
two

classes of capital stock: Common Stock and Class

A Common Stock. Except as otherwise required by

law
or

the

Company's

Second

Amended

and

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

June 1, 2024 June 3, 2023 May 28, 2022
Numerator
Net income $
276,282
$
756,732
$
132,441
Less: Net loss attributable to noncontrolling interest
(1,606)
(1,292)
(209)
Net income attributable to Cal-Maine Foods, Inc. $
277,888
$
758,024
$
132,650
Denominator
Weighted-average

common shares outstanding, basic
48,717
48,648
48,581
Effect of dilutive securities of restricted shares
156
186
153
Weighted-average

common shares outstanding, diluted
48,873
48,834
48,734
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
5.70
$
15.58
$
2.73
Diluted $
5.69
$
15.52
$
2.72

Note 13 - Revenue Recognition
Net revenue is primarily generated through the sales

of shell eggs and egg products. The Company’s

shell egg product offerings
include specialty and

conventional shell eggs.

Specialty shell eggs include

cage-free, organic,

brown, free-range, pasture-raised
and nutritionally enhanced eggs. Conventional shell eggs sales represent all other shell egg sales not sold as specialty shell eggs.

The

Company’s

egg

products

offering

include

liquid

and

frozen

egg

products

and

hard-cooked

eggs.

Liquid

and

frozen egg
products are primarily sold to the institutional, foodservice and food manufacturing sectors. Hard-cooked eggs are sold primarily within the foodservice and retail channels.
The following table provides revenue disaggregated by product category

(in thousands):

13 Weeks Ended 14 Weeks Ended 52 Weeks Ended 53 Weeks Ended
June 1, 2024 June 3, 2023 June 1, 2024 June 3, 2023
Conventional shell egg sales $
372,245
$
395,433
$
1,291,743
$
2,051,961
Specialty shell egg sales
236,786
256,190
925,665
956,993
Egg products
25,015
33,996
89,009
122,270
Other
6,743
3,061
20,026
14,993
$
640,789
$
688,680
$
2,326,443
$
3,146,217
Our largest customer, Walmart

Inc. (including Sam’s Club) accounted for
34.0
%,
34.2
% and
29.5
% of net sales dollars for fiscal
2024, 2023, and 2022, respectively.
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
856,119

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
4.4

million,

$
4.2

million,

and

$
4.1

million

in

fiscal

2024,

2023,

and

2022,
respectively.
Our unrecognized

compensation expense

as a

result of

non-vested shares

was $
7.5

million at

June 1,

2024 and

$
7.2

million at
June 3,

2023. The unrecognized

compensation expense

will be

amortized to

stock compensation

expense over

a period

of
2.1
years.

A summary of our equity award activity and related information for our restricted stock is as follows:

Number of
Shares
Weighted Average

Grant
Date Fair Value
Outstanding, May 28, 2022
317,844
$
39.12
Granted
84,969
54.10
Vested
(98,684)
38.25
Forfeited
(9,989)
39.69
Outstanding, June 3, 2023
294,140
$
43.72
Granted
86,803
54.94
Vested
(101,660)
37.82
Forfeited
(1,329)
44.68
Outstanding, June 1, 2024
277,954
$
49.38

Note 15 - Income Taxes
Income tax expense consisted of the following:

Fiscal year ended
June 1, 2024 June 3, 2023 May 28, 2022
Current:
Federal $
83,721
$
180,521
$
24,228
State
9,640
36,830
3,670
93,361
217,351
27,898
Deferred:
Federal
(7,371)
19,952
2,716
State
(2,301)
4,515
2,960
(9,672)
24,467
5,676
$
83,689
$
241,818
$
33,574
Significant components of the Company’s

deferred tax liabilities and assets were as follows:

June 1, 2024 June 3, 2023
Deferred tax liabilities:
Property, plant and equipment $
120,402
$
109,590
Inventories
29,297
44,986
Investment in affiliates
904
1,133
Other
6,437
5,702
Total deferred tax

liabilities
157,040
161,411
Deferred tax assets:
Accrued expenses
3,230
3,838
State operating loss carryforwards
22
78
Other comprehensive income
986
1,317
Other
9,936
3,966
Total deferred tax

assets
14,174
9,199
Net deferred tax liabilities $
142,866
$
152,212

The differences between income tax expense at the Company’s effective income tax rate and income tax expense at the statutory
federal income tax rate were as follows:

Fiscal year end
June 1, 2024 June 3, 2023 May 28, 2022
Statutory federal income tax $
75,931
$
209,418
$
34,907
State income taxes, net
5,798
32,662
5,237
Tax exempt

interest income
—
—
(9)
Reversal of outside basis in equity investment - Red River
—
—
(7,310)
Non-taxable remeasurement gain - Red River
—
—
(955)
Other, net
1,960
(262)
1,704
$
83,689
$
241,818
$
33,574
As of

June 1,

2024,

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
100,000

in damages. On August 13,
2020, the

court granted

the defendants’

motion to

dismiss the

State’s

original petition

with prejudice.

On September

11, 2020,
the State filed a

notice of appeal,

which was assigned

to the Texas

Court of Appeals

for the First District.

On August 16,

2022,
the

appeals

court

reversed

and

remanded

the

case

back

to

the

trial

court

for

further

proceedings.

On

October

31,

2022,

the
Company

and WCF

appealed

the First

District Court’s

decision

to the

Supreme Court

of Texas.

On September

29, 2023,

the
Supreme Court of Texas

denied the Company’s Petition

for Review and remanded to the trial court for further

proceedings. The
district court

entered a

pre-trial order

scheduling pre-trial

proceedings and

tentatively setting

a trial

date for

August 11,

2025.
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

court

has

not

ruled

on

this motion.

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

On

June

26,

2024,

the

district

court

denied

defendants’

motion

to

dismiss.

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

Note 17 – Subsequent Events
Effective on
June 28, 2024
, the

Company acquired

substantially all

the assets

of ISE

America, Inc.

and certain

of its affiliates,
related

to

their

commercial

shell

egg

production

and

processing

facilities

with

a

capacity

at

the

time

of

acquisition

of
approximately
4.7

million laying hens,

including
1.0

million cage-free, and
1.2

million pullets, feed

mills, approximately
4,000
acres

of

land,

inventories

and

an

egg

products

breaking

facility.

The

acquired

assets

also

include

an

extensive

customer
distribution

network across the Northeast and Mid-Atlantic states,

and production operations in Maryland, New Jersey, Delaware
and South Carolina. The purchase price was approximately $
110

million and was funded with available cash on hand.
SCHEDULE II - VALUATION

AND QUALIFYING ACCOUNTS
Fiscal Years

ended June 1, 2024, June 3, 2023, and May 28, 2022
(in thousands)

Description
Balance at
Beginning of Period
Charged to Cost
and Expense
Write-off
of Accounts
Balance at
End of Period
Year

ended June 1, 2024
Allowance for credit losses $
579
$
73
$
162
$
490
Year

ended June 3, 2023
Allowance for credit losses $
775
$
(148)
$
48
$
579
Year

ended May 28, 2022
Allowance for credit losses $
795
$
30
$
50
$
775

ITEM

9.

CHANGES

IN

AND

DISAGREEMENTS

WITH

ACCOUNTANTS

ON

ACCOUNTING

AND

FINANCIAL
DISCLOSURE
None.

ITEM 9A.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by
us in

the reports

we file

or submit

under the

Securities Exchange

Act of

1934, as

amended (the

“Exchange Act”)

is recorded,
processed, summarized

and reported,

within the time

periods specified in

the Securities and

Exchange Commission’s

rules and
forms. Disclosure

controls

and

procedures

include,

without

limitation,

controls

and

procedures

designed

to

ensure

that
information

required

to

be

disclosed

by

us

in

the

reports

that

we

file

or

submit

under

the

Exchange

Act

is

accumulated

and
communicated to management,

including our principal

executive and principal

financial officers, or

persons performing similar
functions, as appropriate

to allow

timely decisions regarding

required disclosure. Based

on an

evaluation of

our disclosure controls
and procedures conducted by our

Chief Executive Officer and Chief

Financial Officer, together with other financial officers, such officers concluded that our disclosure controls and procedures were effective as of June 1, 2024

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

2024. The

framework

on

which
management’s

evaluation

of

our

internal

control

over

financial

reporting

is

based

is

the

“Internal

Control

–
Integrated

Framework”
published

in

2013

by

the

Committee

of

Sponsoring

Organizations

(“COSO”)

of

the
Treadway Commission.
3.

Management has

determined that

our internal

control over

financial reporting

as of June

1, 2024

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

1, 2024,
based

on

criteria

established

in

2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the

Treadway Commission

(“COSO”).

In our opinion, Cal-Maine

Foods, Inc. and Subsidiaries

maintained, in
all material

respects,

effective

internal

control

over

financial

reporting

as June

1, 2024,

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

report dated July 23, 2024 expressed

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

July 23, 2024

(c)

Changes in Internal Control Over Financial Reporting
In

connection

with

its

evaluation

of

the

effectiveness,

as

of

June

1,

2024,

of

our

internal

control

over

financial

reporting,
management determined that there was no change

in our internal control over financial reporting that

occurred during the fourth
quarter

ended June

1, 2024,

that has

materially

affected,

or is

reasonably

likely to

materially

affect,

our

internal

control over
financial reporting.

ITEM 9B.

OTHER INFORMATION
On July 23,

2024, our Board

of Directors (“Board”)

approved and adopted,

effective as of

July 23,

2024, the Company’s Amended
and Restated Bylaws (as amended and restated, the “Bylaws”). The amendments to the Bylaws, among other things:
●
Modify the Bylaws to

more closely align with

the current Delaware General

Corporation Law (the “DGCL”)

and current
practices,

including

provisions

related

to

meetings

held

by

remote

communications,

accessing

the

stockholder

list,
providing for consents,

notices and other

communications by means

of electronic transmission, addressing

uncertificated
shares, adding

that a determination

whether indemnification

is proper

may also

be made

by a

committee of

non-party
directors even though less than a

quorum, and deleting the requirement for an

“Annual Statement” at the annual meeting
of stockholders.
●
Add

the

Chairman

of

the

Board

as

a

person

entitled

to

call

a

special

meeting

of

stockholders

and

specify

that

the
Chairman of the Board, or such other person designated by him or the

Board, will preside at stockholders’ meetings.
●
Amend Article VII

to make

advancement of expenses

(including attorneys’ fees)

incurred by current

and former directors
and

officers

in

defending

actions,

suits

or

proceedings

against

them

mandatory

(subject

to

their

delivery

of

an
undertaking to

repay if it

is ultimately determined

that they are

not entitled to

be indemnified),

and to provide

that the
indemnification and expense advancement rights in the

bylaws are not the exclusive means by which a person could be entitled to such rights.
●
Add new Article

VIII to provide

that, unless the

Company consents in

writing to the

selection of an

alternative forum,
the Court of Chancery

of the State of

Delaware (or if such

court does not have

subject matter jurisdiction

another state
or federal court (as appropriate) located within the State

of Delaware) shall, to the fullest extent permitted by

law, be the
sole and exclusive

forum for (i) any

derivative action or

proceeding brought on

behalf of the Company;

(ii) any action
asserting a

claim of

breach of

a fiduciary

duty owed

by any

current or

former director,

officer

or other

employee, or
stockholder of the Company to

the Company or its stockholders, creditors

or other constituents; (iii) any

action asserting
a claim against the

Company or any current

or former director, officer, employee, or stockholder of the

Company arising
pursuant to any provision of the DGCL or

the certificate of incorporation or the bylaws (as they may be amended and/or restated

from

time

to

time)

or

as

to

which

the

DGCL

confers

jurisdiction

on

the

Court

of

Chancery

of

the

State

of
Delaware; or (iv) any action asserting a claim

governed by the internal affairs doctrine. A stockholder bringing any such action will

be deemed

to have

consented to

the personal

jurisdiction of

the state

and federal

courts located

within the
State of Delaware and to service

of process on such stockholder’s

counsel in such action as agent for

such stockholder.
To the fullest extent permitted

by law, any person or entity purchasing

or otherwise acquiring or holding any interest in
shares

of

capital

stock

of

the

Company

shall

be

deemed

to

have

notice

of

and

consented

to

the

provisions

of

this
paragraph.
In

addition,

certain

other

technical,

ministerial,

clarifying

and

conforming

changes

were

made

to

the

Bylaws.

The

foregoing
description of the

amendments to

the Company’s Bylaws is

not intended to

be complete and

is qualified in

all respects

by reference
to the text of the Bylaws,

a copy of which is filed

as Exhibit 3.2 to this Annual

Report on Form 10-K and

is incorporated herein
by reference.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS

THAT PREVENT INSPECTIONS
Not applicable.

PART

III.
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE
Except as set forth below, the information concerning directors, executive officers and corporate governance required by Item 10 is

incorporated

by

reference

from

our

definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the
Securities Exchange Act of 1934 in connection with our 2024 Annual

Meeting of Shareholders.

We have adopted a Code of Ethics and

Business Conduct that applies to

our directors, officers and employees, including the chief
executive

officer

and principal

financial and

accounting officers

of the

Company.

We

will provide

a copy

of the

code free

of
charge to any person that requests a copy by writing to:
Cal-Maine Foods, Inc.
1052 Highland Colony Pkwy,

Suite 200
Ridgeland, MS

39157
Attn.:

Investor Relations
Requests can be made by phone at (601) 948-6813.
A

copy

is

also

available

at

our

website

www.calmainefoods.com

under

the

heading

“Investor

Relations

–

Corporate
Governance.” We

intend

to

disclose

any

amendments

to,

or

waivers

from,

the

Code

of

Ethics

and

Business

Conduct

on

our
website promptly following the date of any such amendment or waiver. Information contained on our website is not a part of this report.

ITEM 11.

EXECUTIVE COMPENSATION
The information concerning executive

compensation required by Item 11

is incorporated by reference from our

definitive proxy
statement which is to

be filed pursuant to Regulation

14A under the Securities

Exchange Act of 1934 in

connection with our 2024
Annual Meeting of Shareholders.

ITEM

12.

SECURITY

OWNERSHIP

OF

CERTAIN

BENEFICIAL

OWNERS

AND MANAGEMENT

AND
RELATED STOCKHOLDER

MATTERS
The information

concerning security

ownership of

certain beneficial

owners and

management and

related stockholder

matters
required by Item 12 is incorporated

by reference from our definitive proxy

statement which is to be filed pursuant

to Regulation
14A under the Securities Exchange Act of 1934 in connection with our 2024

Annual Meeting of Shareholders.

ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE
The

information

concerning

certain

relationships

and

related

transactions,

and

director

independence

required

by

Item

13

is
incorporated by reference from

our definitive proxy

statement which is

to be filed

pursuant to Regulation

14A under the

Securities
Exchange Act of 1934 in connection with our 2024 Annual Meeting of Shareholders.

ITEM 14.

PRINCIPAL ACCOUNT

ANT FEES AND SERVICES
The information

concerning principal

accountant

fees and

services required

by Item

14 is

incorporated

by reference

from our
definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the

Securities

Exchange

Act

of

1934

in
connection with our 2024 Annual Meeting of Shareholders.

PART

IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)

Financial Statements

The following consolidated financial statements and notes thereto of Cal-Maine Foods, Inc. and subsidiaries are included in Item
8 and are filed herewith:

Report of Independent Registered Public Accounting Firm

(PCAOB
5348
)
38
Consolidated Balance Sheets – June 1, 2024 and June 3, 2023
40
Consolidated Statements of Income – Fiscal Years Ended June 1, 2024, June 3, 2023, and May 28, 2022
41
Consolidated Statements of Comprehensive Income – Fiscal Years Ended June 1, 2024, June 3, 2023, and May 28,
2022
42
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended June 1, 2024, June 3,
2023, and May 28, 2022
43
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 1, 2024, June 3, 2023, and May 28, 2022
44
Notes to Consolidated Financial Statements
45
(a)(2)

Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
62
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
3.2**
Amended and Restated Bylaws of the Registrant
4.1**
Description of Registrant's Securities Registered Under Section 12 of the Exchange Act
10.1
Agreement Regarding Common Stock, including Registration Rights Exhibit (attached) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 5, 2018)
10.2*
Deferred Compensation Plan, dated November 15, 2021 (incorporated by reference to Exhibit 10.2 in the
Registrant's Form 8-K, filed November 19, 2021)
10.3
Credit Agreement, dated November 15, 2021, among Cal-Maine Foods, Inc., the Guarantors, BMO Harris
Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.1 in the
Registrant's Form 8-K, filed November 19, 2021)
10.4
First Amendment to Credit Agreement, dated May 26, 2023, among Cal-Maine Foods, Inc., the Guarantors,
BMO Harris Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.5 to the Company's Form 10K filed July 25, 2023)
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
10.9*
Supplemental Executive Retirement Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 27, 2023)
10.10*
Split Dollar Life Insurance Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.2 to the
Company’s Form 8-K filed March 27, 2023)
19.1**
Insider Trading Policy
21**
Subsidiaries of the Registrant
23.1**
Consent of FROST, PLLC
31.1**
Rule 13a-14(a) Certification of Chief Executive Officer
31.2**

Rule 13a-14(a) Certification of Chief Financial Officer
32***
Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
97**
Incentive-Based Compensation Recovery Policy
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
†

Submitted electronically with this Annual Report on Form 10-K
(c)

Financial Statement Schedules Required by Regulation S-X
The financial statement schedule required by Regulation S-X is filed at page 62. All other schedules for which provision is made in the

applicable accounting regulations

of the

Securities and

Exchange Commission are

not required

under the

related instructions
or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to

the requirements of

Section 13 or

15(d) of the

Securities Exchange

Act of 1934,

the registrant has

duly caused this
report to be signed on its behalf by the undersigned, thereunto duly authorized,

in Ridgeland, Mississippi.
CAL-MAINE FOODS, INC.
/s/ Sherman L. Miller
Sherman L. Miller
President and Chief Executive Officer
Date: July 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature Title

Date

/s/

Sherman L. Miller

President, Chief Executive Officer

July 23, 2024
Sherman L. Miller

and Director

(Principal Executive Officer)

/s/

Max P.

Bowman

Vice President, Treasurer,

Secretary,

July 23, 2024
Max P.

Bowman

Chief Financial Officer and Director

(Principal Financial Officer)

/s/ Matthew S. Glover

Vice President, Accounting

July 23, 2024
Matthew S. Glover

(Principal Accounting Officer)

/s/

Adolphus B. Baker

Chairman of the Board and Director

July 23, 2024
Adolphus B. Baker

/s/

Letitia C. Hughes

Director

July 23, 2024
Letitia C. Hughes

/s/

James E. Poole

Director

July 23, 2024
James E. Poole

/s/

Steve W. Sanders

Director

July 23, 2024
Steve W. Sanders

/s/

Camille S. Young

Director July 23, 2024
Camille S. Young