Form 10-Q
period 2024-08-31
CAL-MAINE FOODS INC
filed 2024-10-01
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
August 31, 2024

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
Yes
☐

No
☑
There were
44,236,582

shares of

Common Stock,

$0.01 par value,

and
4,800,000

shares of Class

A Common

Stock, $0.01

par
value, outstanding as of October 1, 2024.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

August 31, 2024 and June 1, 2024

3

Condensed Consolidated Statements of Income -
Thirteen Weeks Ended August 31, 2024 and September 2, 2023

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen Weeks Ended August 31, 2024 and September 2, 2023

5

Condensed Consolidated Statements of Cash Flows -

Thirteen Weeks Ended August 31, 2024 and September 2, 2023

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
26
Item 4.

Controls and Procedures

26

Part II.

Other Information

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 6.

Exhibits

27

Signatures

28

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

August 31, 2024 June 1, 2024
Assets
Current assets:
Cash and cash equivalents $
181,667
$
237,878
Investment securities available-for-sale
571,923
574,499
Trade and other receivables, net
272,092
151,983
Income tax receivable
10,459
10,459
Inventories
293,182
261,782
Prepaid expenses and other current assets
14,156
5,238
Total current

assets
1,343,479
1,241,839
Property, plant &

equipment, net
960,070
857,234
Investments in unconsolidated entities
11,753
11,195
Goodwill
45,776
45,776
Intangible assets, net
16,175
15,996
Other long-term assets
12,755
12,721
Total Assets $
2,390,008
$
2,184,761
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
128,600
$
75,862
Accrued wages and benefits
18,961
32,971
Accrued income taxes payable
106,288
43,348
Dividends payable
49,971
37,760
Accrued expenses and other liabilities
21,595
37,802
Total current

liabilities
325,415
227,743
Other noncurrent liabilities
36,854
17,109
Deferred income taxes, net
128,676
142,866
Total liabilities
490,945
387,718
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
77,503
76,371
Retained earnings
1,856,405
1,756,395
Accumulated other comprehensive loss, net of tax
(474)
(1,773)
Common stock in treasury at cost –
26,024

shares at August 31, 2024 and
26,022
shares at June 1, 2024
(31,632)
(31,597)
Total Cal-Maine Foods,

Inc. stockholders’ equity
1,902,553
1,800,147
Noncontrolling interest in consolidated entity
(3,490)
(3,104)
Total stockholders’

equity
1,899,063
1,797,043
Total Liabilities and Stockholders’

Equity
$
2,390,008
$
2,184,761
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Net sales $
785,871
$
459,344
Cost of sales
538,653
413,911
Gross profit
247,218
45,433
Selling, general and administrative
61,932
52,246
Loss on involuntary conversions
146
—
Gain on disposal of fixed assets
(1,817)
(56)
Operating income (loss)
186,957
(6,757)
Other income (expense):
Interest income, net
9,785
7,346
Other, net
1,211
144
Total other income, net
10,996
7,490
Income before income taxes
197,953
733
Income tax expense
48,363
322
Net income
149,590
411
Less: Loss attributable to noncontrolling interest
(386)
(515)
Net income attributable to Cal-Maine Foods, Inc. $
149,976
$
926
Net income per common share:
Basic $
3.08
$
0.02
Diluted $
3.06
$
0.02
Weighted average

shares outstanding:
Basic
48,761
48,690
Diluted
48,932
48,840
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Net income $
149,590
$
411
Other comprehensive income (loss), before tax:
Unrealized holding gain on available-for-sale securities, net of reclassification adjustments
1,715
786
Income tax expense related to items of other comprehensive income
(416)
(191)
Other comprehensive income, net of tax
1,299
595
Comprehensive income
150,889
1,006
Less: Comprehensive loss attributable to the noncontrolling interest
(386)
(515)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
151,275
$
1,521
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Cash flows from operating activities:
Net income $
149,590
$
411
Depreciation and amortization
22,048
19,340
Deferred income taxes
(14,605)
322
Other adjustments, net
(39,581)
3,612
Net cash provided by operations
117,452
23,685
Cash flows from investing activities:
Purchases of investment securities
(202,196)
(28,296)
Sales and maturities of investment securities
209,673
135,768
Acquisition of business
(111,521)
—
Purchases of property,

plant and equipment
(35,773)
(26,666)
Net proceeds from disposal of property,

plant and equipment
3,946
74
Net cash provided by (used in) investing activities
(135,871)
80,880
Cash flows from financing activities:
Payments of dividends
(37,758)
(36,983)
Purchase of common stock by treasury
(34)
(5)
Principal payments on finance lease
—
(58)
Net cash used in financing activities
(37,792)
(37,046)
Net change in cash and cash equivalents
(56,211)
67,519
Cash and cash equivalents at beginning of period
237,878
292,824
Cash and cash equivalents at end of period $
181,667
$
360,343
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

2024 (the
“2024

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

ended on August 31, 2024
and September 2, 2023 included
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

31, 2024

and June
1,

2024,

reserves

for

credit

losses

were

$
716

thousand

and

$
490

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

Index

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

volume-
based incentives,

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

consolidated

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

consolidated

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
Consolidated Financial Statements.

Index

Note 2 - Acquisition
Effective
June 28, 2024
, the

Company

acquired

substantially

all of

the commercial

shell egg

production,

processing and

egg
products breaking

facilities of

ISE America,

Inc. and

certain of

its affiliates

(“ISE”).

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
and

Mid-Atlantic

states,

and

production

operations

in

Maryland,

New

Jersey,

Delaware

and

South

Carolina.

The

Company
accounted for the acquisition as a business combination.

Pending the

finalization of

the Company’s

valuation, the

following table

summarizes the

consideration paid

for the

ISE assets
and the amounts of assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Cash consideration paid $
111,521
Recognized amounts of identifiable assets acquired and liabilities assumed
Inventories $
20,547
Property, plant and equipment
90,572
Intangible assets
710
Liabilities assumed
(308)
Total identifiable

net assets
$
111,521
Inventories consisted primarily of flock, feed ingredients,

packaging, and egg inventory.

Flock inventory was valued at carrying
value

as

management

believes

that

its

carrying

value

best

approximates

its

fair

value.

Feed

ingredients,

packaging

and

egg
inventory were all valued based on market prices as of June 28, 2024.

Property,

plant and

equipment were

valued utilizing

the cost

approach which

is based

on replacement

or reproduction

costs of
the assets and subtracting any depreciation resulting from physical deterioration and/or functional or economic obsolescence.
Intangible

assets

consisted

primarily

of

customer

lists

acquired.

Customers

lists

were

valued

using

the

income

method
approach.
Note 3 - Investment Securities
The following represents the Company’s

investment securities as of August 31, 2024 and June 1, 2024 (in thousands):

August 31, 2024
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
4,280
$
—
$
15
$
4,265
Commercial paper
86,698
5
—
86,703
Corporate bonds
288,383
547
—
288,930
Certificates of deposits
5,086
11
—
5,097
US government and agency obligations
148,399
—
7
148,392
Asset backed securities
2,877
—
8
2,869
Treasury bills
35,668
—
1
35,667
Total current

investment securities
$
571,391
$
563
$
31
$
571,923

Index

June 1, 2024
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
4,100
$
—
$
41
$
4,059
Commercial paper
137,856
—
121
137,735
Corporate bonds
233,289
—
697
232,592
Certificates of deposits
3,505
—
14
3,491
US government and agency obligations
154,520
—
251
154,269
Asset backed securities
3,154
—
30
3,124
Treasury bills
39,239
—
10
39,229
Total current

investment securities
$
575,663
$
—
$
1,164
$
574,499
Available-for-sale
Proceeds

from

sales and

maturities of

investment

securities available-for-sale

were $
209.7

million

and $
135.8

million

during
the

thirteen

weeks

ended August

31,

2024

and

September

2,

2023,

respectively.

Gross

realized

gains

for

the

thirteen

weeks
ended August 31,

2024 and September

2, 2023 were

$
11

thousand and $
2

thousand, respectively.

There were
no

gross realized
losses for the thirteen weeks ended August 31, 2024. Gross realized losses for the thirteen weeks ended September 2, 2023 were
$
8

thousand. There were
no

allowances for credit losses at August 31, 2024 and June 1, 2024.
Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investments at August

31, 2024 are as follows (in thousands):

Estimated Fair Value
Within one year $
365,628
1-5 years
206,295
Total $
571,923
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

Index

Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In

accordance

with

the

fair

value

hierarchy

described

above,

the

following

table

shows

the

fair

value

of

financial

assets and
liabilities measured at fair value on a recurring basis as of August 31, 2024 and June 1,

2024 (in thousands):

August 31, 2024 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
4,265
$
—
$
4,265
Commercial paper
—
86,703
—
86,703
Corporate bonds
—
288,930
—
288,930
Certificates of deposits
—
5,097
—
5,097
US government and agency obligations
—
148,392
—
148,392
Asset backed securities
—
2,869
—
2,869
Treasury bills
—
35,667
—
35,667
Total assets measured at fair

value
$
—
$
571,923
$
—
$
571,923
Liabilities
Contingent consideration $
—
$
—
$
6,500
$
6,500
Total liabilities measured

at fair value
$
—
$
—
$
6,500
$
6,500

June 1, 2024 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
4,059
$
—
$
4,059
Commercial paper
—
137,735
—
137,735
Corporate bonds
—
232,592
—
232,592
Certificates of deposits
—
3,491
—
3,491
US government and agency obligations
—
154,269
—
154,269
Asset backed securities
—
3,124
—
3,124
Treasury bills
—
39,229
—
39,229
Total assets measured at fair

value
$
—
$
574,499
$
—
$
574,499
Liabilities
Contingent consideration $
—
$
—
$
6,500
$
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
Contingent consideration

classified as Level 3

consists

of the potential

obligation to pay

an earnout to

the sellers of Fassio

Egg
Farms,

Inc.

contingent

on

the

acquired

business

meeting

certain

return

on

profitability

milestones

over

a
three-year

period,
commencing on the date

of the acquisition in the

second quarter of fiscal 2024.

The fair value of the

contingent consideration is
estimated

using

a

discounted

cash

flow

model.

Key

assumptions

and

unobservable

inputs

that

require

significant

judgement
used

in

the

estimate

include

weighted

average

cost

of

capital,

egg

prices,

projected

revenue

and

expenses

over

which

the
contingent

considered

is measured

,

and

the probability

assessments with

respect to

the likelihood

of achieving

the forecasted
projections.

Index

Note 5 - Inventories
Inventories consisted of the following as of August 31, 2024 and June 1,

2024 (in thousands):

August 31, 2024 June 1, 2024
Flocks, net of amortization $
169,497
$
149,985
Eggs and egg products
30,800
25,217
Feed and supplies
92,885
86,580
$
293,182
$
261,782
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male

and female

chickens used

to produce

fertile eggs

to hatch

for egg

production flocks).

Our total

flock at

August
31, 2024

and June

1, 2024

consisted of

approximately
10.9

million and
11.8

million pullets

and breeders

and
46.7

million and
39.9

million layers, respectively.
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended

August 31, 2024 and September 2, 2023 (in thousands):

Thirteen Weeks

Ended August 31, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 1,
2024 $
703
$
48
$
(31,597)
$
76,371
$
(1,773)
$
1,756,395
$
(3,104)
$
1,797,043
Other comprehensive
income, net of tax — — — —
1,299
— —
1,299
Stock compensation
plan transactions
—
—
(35)
1,132
— — —
1,097
Dividends ($
1.019
per share)
Common — — — — —
(45,075)
—
(45,075)
Class A common — — — — —
(4,891)
—
(4,891)
Net income (loss) — — — — —
149,976
(386)
149,590
Balance at August 31,
2024 $
703
$
48
$
(31,632)
$
77,503
$
(474)
$
1,856,405
$
(3,490)
$
1,899,063

Index

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

Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Numerator
Net income $
149,590
$
411
Less: Loss attributable to noncontrolling interest
(386)
(515)
Net income attributable to Cal-Maine Foods, Inc. $
149,976
$
926
Denominator
Weighted-average

common shares outstanding, basic
48,761
48,690
Effect of dilutive restricted shares
171
150
Weighted-average

common shares outstanding, diluted
48,932
48,840
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
3.08
$
0.02
Diluted $
3.06
$
0.02

Index

Note 8 - Revenue from Contracts with Customers
Net revenue is primarily generated through the sales of

shell eggs and egg products. The Company’s

shell egg product offerings
include specialty and

conventional shell eggs.

Specialty shell eggs include

cage-free, organic,

brown, free-range, pasture-raised
and nutritionally enhanced eggs. Conventional shell egg sales represent all other shell egg sales not sold as specialty shell eggs.

The Company’s

egg products

offerings

include liquid

and frozen

egg products

and hard-cooked

eggs.

Liquid and

frozen egg
products

are

primarily

sold

to

the

institutional,

foodservice

and

food

manufacturing

sectors.

Hard-cooked

eggs

are

sold
primarily within the foodservice and retail channels.
The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Conventional shell egg sales $
484,736
$
225,280
Specialty shell egg sales
256,777
208,681
Egg products
35,175
22,223
Other
9,183
3,160
$
785,871
$
459,344
Note 9 - Stock Based Compensation
Total

stock-based compensation

expense was

$
1.1

million and

$
1.0

million for

the thirteen

weeks ended

August 31,

2024 and
September 2, 2023, respectively.
Unrecognized

compensation

expense

as a

result

of non

-vested

shares

of

restricted

stock outstanding

under

the

Amended

and
Restated 2012 Omnibus Long-Term

Incentive Plan at August 31, 2024 of $
6.3

million will be recorded over a weighted average
period

of
1.9

years.

Refer

to

Part

II

Item

8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary

Data,

Note 14

-
Stock Compensation Plans in our 2024 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity

for the thirteen weeks ended August 31, 2024 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 1, 2024
277,954
$
49.38
Vested
(2,057)
44.72
Forfeited
(1,682)
54.64
Outstanding, August 31, 2024
274,215
$
49.38

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

Index

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

The Kellogg Company.
On September

13, 2019,

the case

with the

Egg Products

Plaintiffs was

remanded from

a multi-district

litigation proceeding

in
the

United

States

District

Court

for

the

Eastern

District

of

Pennsylvania,

In

re

Processed

Egg

Products

Antitrust

Litigation,
MDL No. 2002, to

the United States District Court

for the Northern District

of Illinois, Kraft Foods Global,

Inc. et al. v.

United
Egg

Producers,

Inc.

et

al., Case

No.

1:11-cv-8808,

for

trial. The

Egg

Products

Plaintiffs

alleged

that

the

Company

and

other
defendants

violated

Section

1

of

the

Sherman

Act,

15.

U.S.C.

§

1,

by

agreeing

to

limit

the

production

of

eggs

and

thereby
illegally

to

raise

the

prices

that

plaintiffs

paid

for

processed

egg

products.

In

particular,

the

Egg

Products

Plaintiffs

attacked
certain features of

the United Egg

Producers animal-welfare guidelines

and program used by

the Company and

many other egg
producers.

On October 24, 2019,

the Company entered into

a confidential settlement agreement

with The Kellogg Company

dismissing all
claims against the

Company for an

amount that did

not have a

material impact on

the Company’s

financial condition or

results
of operations.

On November

11,

2019, a

stipulation

for dismissal

was filed

with the

court, and

on March

28, 2022,

the court
dismissed the Company with prejudice.
The trial of this case began

on October 17, 2023. On December

1, 2023, the jury returned a decision

awarding the Egg Products
Plaintiffs

$
17.8

million

in damages.

If the

jury’s

decision

is ultimately

upheld,

the defendants

would

be jointly

and

severally
liable

for

treble

damages,

or

$
53.3

million,

subject

to

credit

for

the

Kellogg

settlement

described

above

and

certain

other
settlements with

previous

settling defendants,

plus the

Egg Product

Plaintiffs’

reasonable

attorneys’

fees. This

decision is

not
final and remains subject to appeals by the parties. During

our second fiscal quarter of 2024, we recorded an accrued expense of
$
19.6

million in selling,

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

court denied

this motion

on
September

30, 2024.

The Company

is evaluating

the court’s

September

30, 2024

order and

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

retired

Tenth

Index

Circuit

Chief

Judge

Deanell

Reece

Tacha,

but

the

mediation

was

unsuccessful.

On

June

26,

2024,

the

district

court

denied
defendants’

motion

to

dismiss

the

case.

On

September

13,

2024,

a

status

hearing

was

held

and

the

court

scheduled

an
evidentiary

hearing

for December

3, 2024,

to determine

whether any

legal remedy

is available

based on

the now

14 year

old
record

and

changed

circumstances

of

the

Illinois

River

watershed.

On

September

20,

2024,

the

defendants

filed

motions

to
certify an interlocutory

appeal and stay

further proceedings

pending appeal to

the United States

Court of Appeals

for the Tenth
Circuit.

The

court

has

not ruled

on these

motions.

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

14 years ago based

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
Note 11 - Subsequent Events
Effective

on

September

9,

2024,

the

Company

completed

a

strategic

investment

with

Crepini

LLC,

establishing

a

new

egg
products and

prepared foods

venture. Crepini

LLC, founded

in 2007,

grew its

brand throughout

the United

States and

Mexico
featuring

egg

wraps,

protein

pancakes,

crepes,

and

wrap-ups,

which

are

sold

online

and

in

over
3,500

retail

stores.

The

new
entity,

located in Hopewell Junction,

New York,

operates as Crepini

Foods LLC (“Crepini”).

The Company capitalized Crepini
with

approximately

$
6.75

million

in

cash

to

purchase

additional

equipment

and

other

assets

and

fund

working

capital

in
exchange for a
51
% interest in the new venture.

Crepini LLC contributed its existing

assets and business in exchange

for a
49
%
interest in the new venture.

Index

ITEM

2.

MANAGEMENT’S
DISCUSSION
AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS
The following

should be

read in

conjunction

with Management’s

Discussion and

Analysis of

Financial Condition

and Results
of Operations

included in Part

II Item 7

of the Company’s

Annual Report

on Form 10-K

for its fiscal

year ended

June 1, 2024
(the “2024 Annual Report”), and the accompanying financial statements and notes included in Part II Item 8 of the 2024 Annual
Report and in
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

Risk

Factors

of

the

2024

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
detected in

commercial flocks

in the

U.S. in

February 2022

and that

first impacted

our flocks

in December

2023, (iii)

changes
in the demand

for and market

prices of shell

eggs and

feed costs, (iv)

our ability

to predict and

meet demand

for cage-free and
other specialty

eggs, (v)

risks, changes,

or obligations

that could

result from

our recent

or future

acquisition of

new flocks

or
businesses and risks

or changes that

may cause conditions

to completing a

pending acquisition not

to be met,

(vi) risks relating
to

changes

in

inflation

and

interest

rates,

(vii)

our

ability

to

retain

existing

customers,

acquire

new

customers

and

grow

our
product

mix,

(viii) adverse

results in

pending

litigation

matters, and

(ix)

global instability,

including

as a

result of

the war

in
Ukraine, the conflicts

in Israel and surrounding areas and attacks on

shipping in the Red Sea. Readers are cautioned

not to place
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

46.7
million

layers

and

10.9

million

pullets

and

breeders

is

the

largest

in

the

U.S.

We

sell

our

shell

eggs

and

egg

products

to

a
diverse group of

customers, including national

and regional grocery

store chains,

club stores, companies

servicing independent
supermarkets

in the

U.S., foodservice

distributors

and

egg product

customers

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
meal

or

hedge

against

increases

in

the

prices

of

corn

and

soybean

meal.

Corn

and

soybean

meal

are

commodities

and

are
subject

to

volatile

price

changes

due

to

weather,

various

supply

and

demand

factors,

transportation

and

storage

costs,
speculators,

agricultural, energy

and trade

policies in

the U.S.

and internationally

,

and global

instability that

could disrupt

the
supply chain.
An important competitive advantage

for Cal-Maine Foods is

our ability to meet

our customers’ evolving needs

with a favorable
mix of

branded and

private-label products

of conventional

and specialty

eggs, including

cage-free, organic,

brown, free-range,
pasture-raised and nutritionally-enhanced eggs as well as egg products.
CAGE-FREE EGGS
Ten

states

have

passed

legislation

or

regulations

mandating

minimum

space

or

cage-free

requirements

for

egg

production

or
mandated

the

sale

of

only

cage-free

eggs

and

egg

products

in

their

states,

with

implementation

of

these

laws

ranging

from
January

2022

to

January

2030.

These

states

represent

approximately

27%

of

the

U.S.

total

population

according

to

the 2020
U.S.

Census.

California,

Massachusetts,

Colorado,

Oregon,

Washington,

and

Nevada,

which

collectively

represent
approximately 20% of the total estimated U.S. population,

have cage-free legislation currently in effect.

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

25.6% of our total net shell
egg revenue for the

first quarter of fiscal year

2025. At the same time,

we understand the importance

of our continued ability to
provide

conventional

eggs

in

order

to

provide

our

customers

with

a

variety

of

egg

choices

and

to

address

hunger

in

our
communities.

For

additional

information,

see

the

2024

Annual

Report,

Part

I

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government

Regulation,” and

the first

risk factor

in Part

I Item

1A, “Risk

Factors” under

the sub-
heading “Legal and Regulatory Risk Factors.”
ACQUISITIONS
During the

first quarter

of fiscal

2025,

we acquired

substantially all

the commercial

shell egg

production,

processing and

egg
products

breaking

assets

of

ISE

America,

Inc.

and

certain

of

its

affiliates

(“ISE”).

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

states, and

production operations

in Maryland,

New Jersey,

Delaware and

South Carolina.

These production
assets

are

our

first

in

Maryland,

New

Jersey

and

Delaware.

We

believe

this

acquisition

provides

us

with

an

opportunity

to

Index

significantly enhance

our market reach

in the Northeast

and Mid-Atlantic states.

See further discussion

in
Note 2 – Acquisition
of the Notes to Condensed Consolidated Financial Statements included in this Quarterly

Report.
In

second

quarter

2024,

we

acquired

the

assets

of

Fassio

Egg

Farms,

Inc.(“Fassio”),

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

This acquisition provided
us with

an opportunity

to expand

our market

presence in

Utah and

the western

U.S., particularly

for cage-free

eggs. In

fourth
quarter

2024,

we

acquired

a

broiler

processing

plant,

hatchery

and

feed

mill

in

Dexter,

Missouri

that

were

closed

by

Tyson
Foods, Inc. in 2023 and that we are repurposing for use in shell egg and egg products production.
Following the end of first quarter 2025, we announced that we completed a strategic investment with Crepini,

LLC, establishing
a

new

egg

products

and

prepared

foods

venture.

See

further

discussion

in

Note

11

–

Subsequent

Events

of

the

Notes

to
Condensed Consolidated Financial Statements included in this Quarterly

Report
HPAI
Outbreaks of HPAI

have continued to

occur in U.S. poultry

flocks. From the

resurgence beginning

in November 2023

until the
last reported

case in

commercial layer

hens in

July 2024,

approximately 33.1

million commercial

laying hens

and pullets

have
been depopulated.
During the

third and fourth

quarters of fiscal

2024, we experienced

HPAI

outbreaks within

our facilities located

in Kansas and
Texas,

resulting in

total depopulation

of approximately

3.1 million

laying hens

and 577,000

pullets. Both

locations have

been
cleared

by

the

USDA to

resume

operations.

Repopulation

began

during

the first

quarter

of

fiscal

2025

and

is expected

to

be
completed before calendar year end.
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

2024

Annual

Report,

Part

II

Item

7

“Management’s

Discussion

and
Analysis of Financial Condition and Results of Operations – HPAI.”

EXECUTIVE OVERVIEW
For the first quarter of

fiscal 2025, we recorded a gross

profit of $247.2 million, compared

to $45.4 million, for the

same period
of fiscal 2024,

primarily driven by an increase in the net average selling price of shell eggs as well as an increase in total dozens
sold. In the first

quarter of fiscal 2025,

we sold a record

amount of total shell eggs

and specialty shell eggs,

reflecting favorable
demand for

shell eggs during

most of the

quarter.

Our results were

also positively

impacted by

lower feed costs

and our recent
acquisitions discussed above.
Our

net

average

selling

price

per

dozen

for

the

first

quarter

of

fiscal

2025

was

$2.392

compared

to

$1.589

in

the

prior-year
period. Conventional

egg prices

per dozen

were $2.424

compared to

$1.241 for

the prior-year

period, and

specialty egg

prices
per dozen were $2.335

compared to $2.278 for the

prior-year period. Egg

prices in the first quarter

of fiscal 2025 were elevated
compared

to the

prior-year

period

primarily

due

to

the resurgence

of

HPAI

outbreaks,

which

decreased

supply,

among

other
factors.

According

to

the

USDA,

the

monthly

average

size

of

the

layer

hen

flock

from

June

through

August

(which

most
closely aligns with

our first fiscal quarter)

2024 was approximately

305 million hens,

which was a decrease

of 9 million layers

,
or 2.9%,

compared to

the same

period in

the prior

year.

The daily

average price

for the

Urner Barry

southeast large

index for
the

first

quarter

of

fiscal

2025

increased

125.6%

from

the

comparable

period

in

the

prior

year

and

was

volatile

during

the
quarter

with

a

low

of

$2.54

and

a

high

of

$4.63

at

the

end

of

the

quarter.

Subsequent

to

quarter-end,

prices

have

dropped
significantly. For

more information about historical shell egg prices, see Part I Item I of our 2024 Annual

Report.

Our dozens sold

for the first quarter

of fiscal 2025

increased 13.5% compared

to fiscal 2024.

We

had an increase

in production
capacity with the

acquisitions of the

commercial shell egg

production and processing

business of ISE

during the first quarter

of
fiscal

2025

and

Fassio

during

the

second

quarter

of

fiscal

2024,

which

was

partially

offset

by

the

temporary

decrease

in
production due to the HPAI

outbreaks at our facilities in Kansas and Texas

during the third and fourth quarters of fiscal 2024.

Index

Our farm

production costs

per dozen

produced for

the first

quarter

of fiscal

2025 decreased

11.7%,

or $0.12

compared to

the
prior year period, primarily

due to lower feed costs. Feed

costs per dozen produced

decreased 17.3%, or $0.10,

compared to the
first

quarter

of

fiscal

2024,

primarily

due

to

lower

feed

ingredient

prices.

For

information

about

historical

corn

and

soybean
meal prices,

see Part

I Item

I of

our 2024

Annual Report.

Our egg

purchases and

other (including

changes in

inventory) costs
increased

$107.7

million

quarter-over-quarter,

primarily

due

to

higher

shell

egg

prices

as

well

as

an

increase

in

dozens
purchased due to the loss of production caused by the HPAI

outbreaks at our facilities as described above .

RESULTS OF

OPERATIONS
The following

table sets forth,

for the periods

indicated, certain

items from

our Condensed Consolidated

Statements of Income
expressed as a percentage of net sales.
Thirteen Weeks

Ended
August 31, 2024
September 2, 2023
Net sales 100.0% 100.0%
Cost of sales 68.5% 90.1%
Gross profit 31.5% 9.9%
Selling, general and administrative 7.9% 11.3%
Gain on disposal of fixed assets (0.2) % — %
Operating income (loss) 23.8% (1.4) %
Total other income, net 1.4% 1.6%
Income before income taxes 25.2% 0.2%
Income tax expense 6.2% 0.1%
Net income 19.0% 0.1%
Less: Loss attributable to noncontrolling interest — % (0.1) %
Net income attributable to Cal-Maine Foods, Inc. 19.0% 0.2%
NET SALES
Total

net sales for

the first quarter

of fiscal 2025

were $785.9 million

compared to $459.3

million for the

same period of

fiscal
2024.
Net shell

egg sales

represented 95.5%

and 95.2%

of total

net sales

for the

first quarters

of fiscal

2025 and

2024, respectively.
The Company’s

shell egg offerings

,

for both branded

and private-label products,

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
The Company’s egg products

offerings

include liquid and frozen egg products and hard-cooked eggs.

Index

The table below presents an analysis of our conventional and specialty shell egg sales (in thousands, except percentage data):
Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
Total net sales $ 785,871 $ 459,344
Conventional $ 484,736 64.6% $ 225,280 51.6%
Specialty 256,777 34.2% 208,681 47.7%
Egg sales, net 741,513 98.8% 433,961 99.3%
Other 9,183 1.2% 3,160 0.7%
Net shell egg sales $ 750,696 100.0% $ 437,121 100.0%
Net shell egg sales as a percent of total net sales 95.5% 95.2%
Dozens sold:
Conventional 199,989 64.5% 181,530 66.5%
Specialty 109,990 35.5% 91,596 33.5%
Total dozens sold 309,979 100.0% 273,126 100.0%
Net average selling price per dozen:
Conventional $ 2.424 $ 1.241
Specialty $ 2.335 $ 2.278
All shell eggs $ 2.392 $ 1.589
Egg products sales:

Egg products net sales $ 35,175 $ 22,223
Pounds sold 21,051 19,353
Net average selling price per pound $ 1.671 $ 1.148
Shell egg net sales
First Quarter – Fiscal 2025

vs. Fiscal 2024
-
In the

first quarter

of fiscal

2025,

conventional

egg sales

increased

$259.5 million,

or 115.2%,

compared to

the first
quarter

of

fiscal

2024,

primarily

due

to

a

95.3%

increase

in

the

prices

for

conventional

eggs,

which

resulted

in

a
$236.6 million increase in

net sales, and a 10.2%

increase in the volume of

conventional eggs sold, which resulted

in a
$22.9

million

increase

in

net

sales.

Results

for

the

first

quarter

of

2025

were

positively

impacted

by

our

recent
acquisitions discussed above.
-
Specialty egg sales increased $48.1 million, or

23.0%, in the first quarter of fiscal 2025 compared

to the first quarter of
fiscal 2024, primarily

due to an 20.1%

increase in the volume

of specialty eggs

sold, which resulted in

a $41.9 million
increase in

net sales

and a

2.5% increase

in prices

for specialty

eggs, which

resulted in

a $6.3

million increase

in net
sales.

-
Demand

for

specialty

eggs

increased

in

the

first

quarter

of

fiscal

2025

as

conventional

egg

prices

rose.

Our

sales
volume benefited

as we sold

20.1% more

specialty eggs by

volume in

the first quarter

of fiscal 2025

versus the prior-
year period. Additionally,

demand continues to be impacted by

cage-free requirements becoming effective

for Nevada,
Oregon and Washington

on January 1, 2024.

- See “Executive Overview” above for additional discussion.
Egg products net sales
First Quarter – Fiscal 2025

vs. Fiscal 2024
-
Egg

products

net

sales

increased

$13.0

million,

or

58.3%,

for

the

first

quarter

of

fiscal

2025

compared

to

the

same
period of fiscal 2024, primarily

due to a 45.6%

selling price increase, which had a $11.0

million positive impact on net
sales.

Index

-
Our egg products

net average selling

price increased in

the first quarter

of fiscal 2025,

compared to the

first quarter of
fiscal 2024, as the supply of shell eggs used to produce egg products was lower due to the impact of HPAI

.
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
Thirteen Weeks

Ended
August 31, 2024 September 2, 2023
%
Change
Cost of Sales:
Farm production $ 241,701 $ 253,507 (4.7) %
Processing, packaging, and warehouse 91,711 81,906 12.0
Egg purchases and other (including change in inventory) 168,449 60,797 177.1
Total shell eggs 501,861 396,210 26.7
Egg products 36,792 17,701 107.9
Total $ 538,653 $ 413,911 30.1%
Farm production costs (per dozen produced)
Feed $ 0.494 $ 0.597 (17.3) %
Other $ 0.421 $ 0.439 (4.1) %
Total $ 0.915 $ 1.036 (11.7) %
Outside egg purchases (average cost per dozen) $ 2.83 $ 1.65 71.5%
Dozens produced 266,839 250,365 6.6%
Percent produced to sold 86.1% 91.7% (6.1) %
Farm Production
First Quarter – Fiscal 2025

vs. Fiscal 2024
-
Feed costs per dozen produced decreased 17.3% in the first quarter of fiscal 2025

compared to the first quarter of fiscal
2024. This

decrease was

primarily due

to lower

prices for

corn and

soybean meal,

our primary

feed ingredients.

The
decrease

in

feed

cost

per

dozen

resulted

in

a

decrease

in

cost

of

sales of

$27.5

million

for

the

first

quarter

of

fiscal
2025

compared to the prior period quarter.
-
For the

first quarter

of fiscal

2025, the

average Chicago

Board of

Trade

(“CBOT”) daily

market price

was $4.03

per
bushel

for

corn

and

$340

per

ton

of

soybean

meal,

representing

decreases

of

24.0%

and

19.5%,

respectively,

as
compared to the average CBOT daily market prices for the first quarter of fiscal 2024.

-
Other farm

production costs decreased

primarily due

to lower flock

amortization. Feed

costs reached their

peak in the
second quarter

of fiscal

2023 and

have since

trended downward.

Lower costs

result in

lower capitalized

values of

the
flocks during the grow out phase, which reduced amortization cost over time.

Current

indications

for

corn

project

an

overall

better

stocks-to-use

ratio

implying

potentially

lower

prices

in

the

near

term;
however, as long

as outside factors remain uncertain

(including weather patterns and

global supply chain disruptions), volatility
could remain.

Processing, packaging, and warehouse
First Quarter – Fiscal 2025

vs. Fiscal 2024
-
Processing, packaging, and warehouse costs increased 12.0

%

compared to the first quarter of fiscal 2024

due to a 7.5%
increase in the volume of processed dozens as well as an increase in costs of packaging materials.

Index

Egg purchases and other (including change in inventory)
First Quarter – Fiscal 2025

vs. Fiscal 2024
-
Costs in

this category

increased primarily

due to

higher shell

egg prices

as the

average cost

per dozen

of outside

egg
purchases

increased

71.5%

compared

to

first

quarter

of

fiscal

2024,

as

well

as

an

increase

of

67.5%

in

dozens
purchased due to the loss of

production caused by the HPAI

outbreaks

at our facilities in Kansas and Texas

in the third
and fourth quarters of fiscal 2024.
GROSS PROFIT

Gross profit, as a percentage of net sales, was 31.5% for the first quarter of fiscal 2025 compared to 9.9% for the same period of
fiscal 2024.

The increase was

primarily due to

higher net average

selling price as

well as lower

feed ingredient prices,

partially
offset by the increase in volume and price of outside egg purchases

.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

delivery,

marketing,

and

other

general

and
administrative expenses.

Delivery expense includes

contract trucking

expense and

all costs to

maintain and operate

our fleet of
trucks to

deliver products

to customers

including the

related payroll

expenses. Marketing

expense includes

franchise fees

that
are

submitted

to

Eggland’s

Best,

Inc.

to

support

the

EB brand,

brokerage

and

commission

fees,

and

other

general

marketing
expenses

such

as

payroll

expenses

for

our

in-house

sales

team.

Other

general

and

administrative

expenses

include

corporate
payroll

related

expenses

and

other

general

corporate

overhead

costs.

The

following

table

presents

an

analysis

of

our

SGA
expenses (in thousands):
Thirteen Weeks

Ended
August 31, 2024 September 2, 2023 $ Change % Change
Delivery expense $ 21,064 $ 17,691 $ 3,373 19.1%
Marketing expense 14,352 12,463 1,889 15.2%
Other general and administrative expenses 26,516 22,092 4,424 20.0%
Total $ 61,932 $ 52,246 $ 9,686 18.5%
First Quarter – Fiscal 2025

vs. Fiscal 2024
Delivery expense
-
The

increased

delivery

expense

is

primarily

due

to

an

increase

in

dozens

sold

in

the

first

quarter

of

fiscal

2025
compared to the first quarter of fiscal 2024.
Marketing expense
-
The

increase

in

marketing

expense

is

primarily

due

to

an

increase

in

franchise

fees

as

specialty

egg

sales

increased
compared to the first quarter of fiscal 2024.
Other general and administrative expense
-
The increase

in other

general and

administrative

expense

is primarily

due

to costs

associated

with the

acquisition

of
ISE assets that occurred during the first quarter of fiscal 2025 as well as an increase in insurance costs.
OPERATING

INCOME (LOSS)
For

the

first

quarter

of

fiscal

2025,

we

recorded

operating

income

of

$187.0

million

compared

to

an

operating

loss

of

$6.8
million for the same period of fiscal 2024.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, equity in income or loss of unconsolidated

entities, and patronage income, among other items. Patronage dividends are
paid to us from our membership in the EB cooperative.

Index

For the

first quarter

of fiscal

2025,

we earned

$9.9 million

of interest

income compared

to $7.5

million for

the same

period of
fiscal 2024,

primarily due to higher average

cash and cash equivalents and

investment securities available-for-sale balances

and
yields.

The

Company

recorded

interest

expense

of

$160

thousand

and

$142

thousand

for the

first

quarters

ended

August

31,
2024 and September 2, 2023, respectively.
INCOME TAXES
For the

first quarter

of fiscal

2025, our

pre-tax income

was $198.0

million, compared

to $733

thousand for

the first

quarter of
fiscal 2024.

Income tax

expense of

$48.4 million

was recorded

for first

quarter 2025

with an

effective

tax rate

of 24.4%.

For
first quarter 2024,

income tax expense

was $322 thousand

with an effective

tax rate of

43.9%. The higher

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
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the first quarter

ended August

31, 2024

was $150.0

million, or

$3.08 per
basic and $3.06

per diluted common

share, compared to

net income attributable

to Cal-Maine Foods,

Inc. of $926

thousand, or
$0.02 per basic and diluted common share, for the same period of fiscal

2024.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working capital was $1.0 billion

at both August 31, 2024 and June 1, 2024.

The calculation of working capital is defined

as
current

assets

less

current

liabilities.

Our

current

ratio

was

4.1

at

August

31,

2024,

compared

with

5.5

at

June

1,

2024.

The
current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For

the thirteen

weeks

ended August

31, 2024,

$117.5

million

in net

cash

was

provided by

operating

activities,

compared

to
$23.7

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2024.

The

increase

in

cash

flow

from
operating activities

resulted primarily

from higher

net average

selling prices

per dozen

as well

as a

decrease in

feed ingredient
costs compared to the prior-year period.
Cash Flows from Investing Activities
For the thirteen

weeks ended August

31, 2024,

$135.9 million

was used in

investing activities, primarily

due to the

acquisition
of

assets

of

ISE,

and

purchases

of

property,

plant

and

equipment.

This

compares

to

$80.9

million

provided

by

investing
activities in

the same

period of

fiscal 2024,

primarily due

to sales and

maturities of

investment securities.

Sales and

maturities
of investment

securities were

$209.7 million

in first

quarter of

fiscal 2025

and purchases

of investment

securities were

$202.2
million during the period. Sales and maturities of investment securities were $135.8 million in the first quarter fiscal

2024

while
purchases

of

investment

securities

were

$28.3

million

during

the

period.

The

increase

in

sales

and

maturities

of

investment
securities is primarily due

to the maturities of short-term

investments during first quarter 2025.

Purchases of property,

plant and
equipment were

$35.8 million

and $26.7

million in the

first quarters

of fiscal

2025 and

2024, respectively,

primarily reflecting
progress on our construction projects.
Cash Flows from Financing Activities
We

paid dividends of $37.8

million for the thirteen

weeks ended August 31,

2024 compared to $37.0

million in the same

prior-
year period.

Index

As of

August 31,

2024,

cash decreased

$56.2 million

since June

1, 2024,

compared to

an increase

of $67.5

million during

the
same period

of fiscal

2024.

The decrease

is primarily

due

to the

acquisition

of assets

of

ISE during

the first

quarter of

fiscal
2025.
Credit Facility
We

had

no long-term

debt outstanding

at August

31, 2024

or June

1, 2024.

On November

15, 2021,

we entered

into a

credit
agreement

that

provides

for

a

senior

secured

revolving

credit facility

(the

“Credit

Facility”),

in

an

initial

aggregate

principal
amount

of

up

to

$250

million

with

a

five-year

term.

As

of

August

31,

2024,

no

amounts

were

borrowed

under

the

Credit
Facility. We

have $4.7 million

in outstanding standby

letters of credit issued

under our Credit

Facility for the

benefit of certain
insurance companies.

Refer to

Part II

Item 8,

Notes to

Consolidated

Financial Statements

and Supplementary

Data, Note

10 -
Credit Facility included in our 2024

Annual Report for further information regarding our long-term debt.
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$50.0

million,

or
approximately

$1.019 per

share, to

holders of

our Common

Stock and

Class A

Common Stock

with respect

to our

first fiscal
quarter

of

2025.

The

amount

paid

per

share

will

vary

based

on

the

number

of

outstanding

shares

on

the

record

date.

The
dividend is payable on November 14, 2024 to holders of record on October 30,

2024.

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
Our material

cash requirements

for capital

expenditures consist

primarily of

our construction

projects to increase

our cage-free
production

capacity.

We

continue

to

monitor

the

increasing

demand

for

cage-free

eggs and

to

engage

with

our

customers

in
efforts

to

achieve

a smooth

transition

toward

their

announced

timelines

for

cage-free

egg

sales. The

following

table presents
material construction projects approved as of August 31, 2024 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of August
31, 2024
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 $ 81,429 $ 73,945 $ 7,484
Dexter, MO Processing and Hatchery

Renovations
Fiscal 2025 6,204 4,704 1,500
Feed Mills Fiscal 2026 16,593 4,565 12,028
Cage-Free Layer & Pullet Houses Fiscal 2026 135,905 115,420 20,485
$ 240,131 $ 198,634 $ 41,497
We believe our

current cash balances, investments, projected cash flows from operations, and available borrowings under our
Credit Facility will be sufficient to fund our capital expenditure cash needs for at least the next 12 months and to fund our
capital commitments currently in place thereafter.

IMPACT OF

RECENTLY

ISSUED/ADOPTED ACCOUNTING STANDARDS
For

information

on

changes

in

accounting

principles

and

new

accounting

policies,

see
Note 1 - Summary of Significant
Accounting Policies

of the Notes to Condensed Consolidated Financial Statements included in this Quarterly

Report.
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2024 Annual Report.

Index

ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirteen weeks ended August 31, 2024 from the
information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About

Market Risk in our 2024 Annual
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of August 31, 2024 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There

was no

change

in our

internal control

over financial

reporting

that occurred

during the

quarter

ended

August

31, 2024
that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2024

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

Company’s 2024 Annual

Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our first quarter 2025 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Number
Shares Purchased of Shares that
Total

Number
Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
06/02/24 to 06/29/24 — $ — — —
06/30/24 to 07/27/24 502 66.86 — —
07/28/24 to 08/31/24 — — — —
502 $ 66.86 — —
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
3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 in the
Registrant’s Form 10-K, filed July 23, 2024)
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

October 1, 2024
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

October 1, 2024 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿