Form 10-Q
period 2024-11-30
CAL-MAINE FOODS INC
filed 2025-01-07
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
November 30, 2024

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
Yes
☐

No
☑
There were
44,235,087

shares of Common

Stock, $0.01 par

value, and
4,800,000

shares of Class

A Common Stock,

$0.01 par
value, outstanding as of January 7, 2025.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

November 30, 2024 and June 1, 2024

3

Condensed Consolidated Statements of Income -
Thirteen and Twenty-six Weeks Ended November 30, 2024 and December 2, 2023

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Twenty-six Weeks Ended November 30, 2024 and December 2, 2023

5

Condensed Consolidated Statements of Cash Flows -

Thirteen and Twenty-six Weeks Ended November 30, 2024 and December 2, 2023

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

18

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

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

November 30, 2024 June 1, 2024
Assets
Current assets:
Cash and cash equivalents $
140,296
$
237,878
Investment securities available-for-sale
656,887
574,499
Trade and other receivables, net
307,292
151,983
Income tax receivable
10,459
10,459
Inventories
299,365
261,782
Prepaid expenses and other current assets
10,296
5,238
Total current assets
1,424,595
1,241,839
Property, plant & equipment, net
975,603
857,234
Investments in unconsolidated entities
11,043
11,195
Goodwill
45,776
45,776
Intangible assets, net
16,210
15,996
Other long-term assets
16,872
12,721
Total Assets $
2,490,099
$
2,184,761
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
116,835
$
75,862
Accrued wages and benefits
28,519
32,971
Accrued income taxes payable
20,787
43,348
Dividends payable
73,013
37,760
Accrued expenses and other liabilities
21,597
37,802
Total current liabilities
260,751
227,743
Other noncurrent liabilities
48,548
17,109
Deferred income taxes, net
129,317
142,866
Total liabilities
438,616
387,718
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
78,600
76,371
Retained earnings
1,998,585
1,756,395
Accumulated other comprehensive loss, net of tax
(908)
(1,773)
Common stock in treasury at cost –
26,026

shares at November 30, 2024 and
26,022
shares at June 1, 2024
(31,661)
(31,597)
Total Cal-Maine Foods, Inc. stockholders’ equity
2,045,367
1,800,147
Noncontrolling interest in consolidated entity
6,116
(3,104)
Total stockholders’ equity
2,051,483
1,797,043
Total Liabilities and Stockholders’ Equity $
2,490,099
$
2,184,761
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 November 30, 2024 December 2, 2023
Net sales $
954,671
$
523,234
$
1,740,542
$
982,578
Cost of sales
598,629
432,104
1,137,282
846,015
Gross profit
356,042
91,130
603,260
136,563
Selling, general and administrative
77,633
76,578
139,565
128,824
Loss on involuntary conversions
10
—
156
—
(Gain) loss on disposal of fixed assets
338
318
(1,479)
262
Operating income
278,061
14,234
465,018
7,477
Other income (expense):
Interest income, net
9,770
6,987
19,555
14,333
Other, net
1,130
897
2,341
1,041
Total other income, net
10,900
7,884
21,896
15,374
Income before income taxes
288,961
22,118
486,914
22,851
Income tax expense
70,602
5,540
118,965
5,862
Net income
218,359
16,578
367,949
16,989
Less: Loss attributable to noncontrolling
interest
(705)
(431)
(1,091)
(946)
Net income attributable to Cal-Maine Foods,
Inc. $
219,064
$
17,009
$
369,040
$
17,935
Net income per common share:
Basic $
4.49
$
0.35
$
7.57
$
0.37
Diluted $
4.47
$
0.35
$
7.54
$
0.37
Weighted average shares outstanding:
Basic
48,765
48,690
48,762
48,691
Diluted
48,970
48,866
48,953
48,854
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 November 30, 2024 December 2, 2023
Net income $
218,359
$
16,578
$
367,949
$
16,989
Other comprehensive income (loss), before
tax:
Unrealized holding gain (loss) on available-
for-sale securities, net of reclassification
adjustments
(573)
895
1,142
1,681
Income tax benefit (expense) related to
items of other comprehensive income
139
(218)
(277)
(409)
Other comprehensive income (loss), net of tax
(434)
677
865
1,272
Comprehensive income
217,925
17,255
368,814
18,261
Less: Comprehensive loss attributable to the
noncontrolling interest
(705)
(431)
(1,091)
(946)
Comprehensive income attributable to Cal-
Maine Foods, Inc. $
218,630
$
17,686
$
369,905
$
19,207
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023
Cash flows from operating activities:
Net income $
367,949
$
16,989
Depreciation and amortization
45,818
39,394
Deferred income taxes
(13,825)
5,862
Other adjustments, net
(159,791)
11,407
Net cash provided by operations
240,151
73,652
Cash flows from investing activities:
Purchases of investment securities
(501,567)
(43,569)
Sales and maturities of investment securities
426,500
196,104
Investment in unconsolidated entities
—
(363)
Distributions from unconsolidated entities
750
—
Acquisition of business
(111,521)
(53,746)
Purchases of property, plant and equipment
(65,588)
(65,774)
Net proceeds from disposal of property, plant and equipment
4,004
150
Net cash provided by (used in) investing activities
(247,422)
32,802
Cash flows from financing activities:
Payments of dividends
(87,774)
(37,276)
Purchase of common stock by treasury
(60)
(5)
Principal payments on long-term debt
(2,477)
—
Principal payments on finance lease
—
(214)
Net cash used in financing activities
(90,311)
(37,495)
Net change in cash and cash equivalents
(97,582)
68,959
Cash and cash equivalents at beginning of period
237,878
292,824
Cash and cash equivalents at end of period $
140,296
$
361,783
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

are not necessarily indicative

of operating results for

the entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on November 30, 2024 and December 2, 2023 included
13

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

November 30,

2024 and
June 1,

2024, reserves

for credit

losses were

$
767

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

Note 2 - Acquisitions
Acquisition of ISE America, Inc. Assets
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
Intangible

assets

consisted

primarily

of

customer

lists

acquired.

Customers

lists

were

valued

using

the

income

method
approach.
Other Acquisitions
Effective

November

30,

2024,

the

Company

acquired

the

remaining
9.23
%

interest

in

our

majority-owned

subsidiary,
MeadowCreek Foods LLC.
Note 3 - Investment Securities
The following represents the Company’s investment securities as of November 30, 2024 and June 1, 2024 (in thousands):

November 30, 2024
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
13,727
$
—
$
22
$
13,705
Commercial paper
71,143
5
—
71,148
Corporate bonds
301,630
190
—
301,820
Certificates of deposits
5,606
1
—
5,607
US government and agency obligations
151,606
—
204
151,402
Asset backed securities
643
4
—
647
Treasury bills
112,569
—
11
112,558
Total current investment securities $
656,924
$
200
$
237
$
656,887

Index

June 1, 2024
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
4,100
$
—
$
41
$
4,059
Commercial paper
137,856
—
121
137,735
Corporate bonds
233,289
—
697
232,592
Certificates of deposits
3,505
—
14
3,491
US government and agency obligations
154,520
—
251
154,269
Asset backed securities
3,154
—
30
3,124
Treasury bills
39,239
—
10
39,229
Total current investment securities $
575,663
$
—
$
1,164
$
574,499
Available-for-sale
Proceeds from

sales and

maturities of

investment securities

available-for-sale

were $
426.5

million and

$
196.1

million during
the twenty-six

weeks ended November

30, 2024

and December

2, 2023,

respectively.

Gross realized

gains for

the twenty-six
weeks ended November 30, 2024 and December 2, 2023 were $
30

thousand and $
7

thousand, respectively. There were
no

gross
realized

losses

for

the

twenty-six

weeks

ended

November

30,

2024.

Gross

realized

losses

for

the

twenty-six

weeks

ended
December 2, 2023 were $
8

thousand. There was
no

allowance for credit losses at November 30, 2024 and June 1, 2024.
Actual maturities may differ

from contractual maturities as

some borrowers have

the right to call

or prepay obligations

with or
without penalties. Contractual maturities of current investments at November 30, 2024 are as follows (in thousands):

Estimated Fair Value
Within one year $
401,873
1-5 years
255,014
Total $
656,887
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
In

accordance with

the

fair value

hierarchy described

above, the

following

table shows

the

fair value

of

financial assets

and
liabilities measured at fair value on a recurring basis as of November 30, 2024 and June 1, 2024 (in thousands):

November 30, 2024 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
13,705
$
—
$
13,705
Commercial paper
—
71,148
—
71,148
Corporate bonds
—
301,820
—
301,820
Certificates of deposits
—
5,607
—
5,607
US government and agency obligations
—
151,402
—
151,402
Asset backed securities
—
647
—
647
Treasury bills
—
112,558
—
112,558
Total assets measured at fair value $
—
$
656,887
$
—
$
656,887
Liabilities
Contingent consideration $
—
$
—
$
13,000
$
13,000
Total liabilities measured at fair value $
—
$
—
$
13,000
$
13,000

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

Fassio Egg

Farms, Inc.
(“Fassio”)

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

The following table shows the beginning and ending balances in fair value of the contingent consideration:

Fassio Contingent Consideration
Balance, June 1, 2024 $
6,500
Fair value adjustments
6,500
Balance, November 30, 2024 $
13,000

Index

Adjustments to the fair value of contingent consideration are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
Note 5 - Inventories
Inventories consisted of the following as of November 30, 2024 and June 1, 2024 (in thousands):

November 30, 2024 June 1, 2024
Flocks, net of amortization $
166,634
$
149,985
Eggs and egg products
34,182
25,217
Feed and supplies
98,549
86,580
$
299,365
$
261,782
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders

(male

and

female

chickens

used

to

produce

fertile

eggs

to

hatch

for

egg

production

flocks).

Our

total

flock

at
November 30,

2024 and

June 1,

2024 consisted

of approximately
12.0

million and
11.8

million pullets

and breeders

and
48.1
million and
39.9

million layers, respectively.
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended November 30, 2024 and December 2, 2023 (in thousands):

Thirteen Weeks Ended November 30, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at August 31,
2024 $
703
$
48
$
(31,632)
$
77,503
$
(474)
$
1,856,405
$
(3,490)
$
1,899,063
Other comprehensive
income, net of tax — — — —
(434)
— —
(434)
Stock compensation
plan transactions
—
—
(29)
1,097
— — —
1,068
Contributions to
Crepini Foods LLC — — — — — —
6,485
6,485
Aquisition of
noncontrolling
interest in
MeadowCreek Foods
LLC — — — — —
(3,826)
3,826
—
Dividends ($
1.489
per share)
Common — — — — —
(65,911)
—
(65,911)
Class A common — — — — —
(7,147)
—
(7,147)
Net income (loss) — — — — —
219,064
(705)
218,359
Balance at November
30, 2024 $
703
$
48
$
(31,661)
$
78,600
$
(908)
$
1,998,585
$
6,116
$
2,051,483

Index

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

Twenty-six Weeks

Ended November 30, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 1,
2024 $
703
$
48
$
(31,597)
$
76,371
$
(1,773)
$
1,756,395
$
(3,104)
$
1,797,043
Other comprehensive
income, net of tax — — — —
865
— —
865
Stock compensation
plan transactions
—
—
(64)
2,229
— — —
2,165
Contributions to
Crepini Foods LLC — — — — — —
6,485
6,485
Aquisition of
noncontrolling
interest in
MeadowCreek Foods
LLC — — — — —
(3,826)
3,826
—
Dividends ($
2.509
per share)
Common — — — — —
(110,986)
—
(110,986)
Class A common — — — — —
(12,038)
—
(12,038)
Net income (loss) — — — — —
369,040
(1,091)
367,949
Balance at November
30, 2024 $
703
$
48
$
(31,661)
$
78,600
$
(908)
$
1,998,585
$
6,116
$
2,051,483

Index

Twenty-six Weeks

Ended December 2, 2023
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other
Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at June 3,
2023
$

703
$

48
$

(30,008)
$

72,112
$

(2,886)
$

1,571,112
$

(1,498)
$

1,609,583
Other comprehensive
loss, net of tax — — — — 1,272 — —
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

Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 November 30, 2024 December 2, 2023
Numerator
Net income $
218,359
$
16,578
$
367,949
$
16,989
Less: Loss attributable to
noncontrolling interest
(705)
(431)
(1,091)
(946)
Net income attributable to Cal-Maine
Foods, Inc. $
219,064
$
17,009
$
369,040
$
17,935
Denominator
Weighted-average common shares
outstanding, basic
48,765
48,690
48,762
48,691
Effect of dilutive restricted shares
205
176
191
163
Weighted-average common shares
outstanding, diluted
48,970
48,866
48,953
48,854
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
4.49
$
0.35
$
7.57
$
0.37
Diluted $
4.47
$
0.35
$
7.54
$
0.37

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

products, as

well as

ready-to-eat products

such as

hard-
cooked

eggs,

egg

wraps,

protein

pancakes,

crepes

and

wrap-ups.

Liquid

and

frozen

egg

products

are

primarily

sold

to

the
institutional,

foodservice

and

food

manufacturing

sectors.

Ready-to-eat

products

are

sold

primarily

within

the

retail

and
foodservice channels.
The following table provides revenue disaggregated by product category (in thousands):

Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 November 30, 2024 December 2, 2023
Conventional shell egg sales $
616,891
$
280,599
$
1,101,627
$
505,879
Specialty shell egg sales
286,970
217,905
543,747
426,586
Egg products
40,651
20,012
75,826
42,235
Other
10,159
4,718
19,342
7,878
$
954,671
$
523,234
$
1,740,542
$
982,578
Note 9 - Stock Based Compensation
Total stock-based compensation expense was $
2.2

million and $
2.1

million for the twenty-six weeks ended November 30, 2024
and December 2, 2023, respectively.
Unrecognized compensation

expense as

a result

of non-vested

shares of

restricted stock

outstanding under

the Amended

and
Restated

2012

Omnibus

Long-Term

Incentive

Plan

at

November

30,

2024

of

$
5.1

million

will

be

recorded

over

a

weighted
average period of
1.7

years. Refer to Part II

Item 8, Notes to Consolidated

Financial Statements and Supplementary Data, Note
14 - Stock Compensation Plans in our 2024 Annual Report for further information on our stock compensation plans.
The Company’s restricted share activity for the twenty-six weeks ended November 30, 2024 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 1, 2024
277,954
$
49.38
Vested
(3,016)
45.07
Forfeited
(2,892)
52.88
Outstanding, November 30, 2024
272,046
$
49.39

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

August

11,

2025.

On

November 30,

2024,

the

State

filed

an

amended petition,

primarily

to

address

a
procedural

deficiency

that

required

the

State

to

generally

plead

it

was

seeking

monetary

relief

over

$
1.0

million

including
restitution, civil

penalties, attorney’s

fees and

costs. Management

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

No. 1:11

-cv-8808, for

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
The trial of this case began on October 17, 2023. On December 1, 2023, the jury returned a decision awarding the

Egg Products
Plaintiffs $
17.8

million in damages. On

November 6, 2024, the

court entered a final

judgement against the Company and

other
defendants,

jointly

and

severally,

totaling

$
43.6

million

after

trebling.

On

December

4,

2024,

the

Company

filed

a

renewed
motion for judgment as a matter of law or for a new trial, and a motion to alter or amend the judgment.

On December 13, 2024,
the

court

granted

defendants’

November

20,

2024

motion

to

stay

enforcement

of

the

judgment

and

entered

an

agreed

order
requiring the

defendants to

post security

during post-judgment

proceedings and

appeal, and

stayed proceedings

to enforce

the
judgment until the disposition of the post-judgment motions and ultimate appeals. On

December 17, 2024, the Company posted
a bond

in the

approximate amount

of $
23.9

million, representing

a portion

of the

total bond

required to

preserve the

right to
appeal the trial court’s

decision. Another defendant posted a

bond for the remaining amount,

The Company intends to continue
to vigorously defend the claims asserted by the Egg Products Plaintiffs.
If the

jury’s

decision is

ultimately upheld,

the Company

would be

jointly and

severally liable

with other

defendants for

treble
damages,

or

$
43.6

million,

subject

to

credit

for

certain

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

Although

less

than

the
bond

posted

by

the

Company,

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

case

and

are

in

discussions

with

other

defendants

regarding

their

contributions.

Our
accrual may change

in the future

based on the

outcome of those

discussions and may

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

Index

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

On

November

5,

2024

the

court

denied

defendants’
September 20,

2024 motion

to certify

an interlocutory

appeal. The

evidentiary hearing

proceeded as

scheduled and

concluded
on

December

17,

2024.

The

court

directed

the

parties

to

present

their

proposed

findings

of

fact

and

conclusions

of

law

and
supporting briefs by

January 30, 2025.

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

48.1
million

layers

and

12.0

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

and our customers’

goals. As always,

we strive to

offer a product

mix that aligns

with current and
anticipated

customer purchase

decisions.

We

are

engaging with

our

customers

to

help

them

meet

their

announced

goals

and
needs. We have

invested significant capital in recent years to acquire and construct cage-free facilities, and we expect our focus
for future

expansion will

continue to

include cage-free

facilities. Our

volume of

cage-free egg

sales has

continued to

increase
and account

for a

larger share

of our

product mix.

Cage-free egg

revenue represented

approximately 23.4%

of our

total shell
egg revenue for the second quarter of fiscal year 2025. At the same time, we understand the importance of our continued ability
to

provide

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
Effective on

September 9,

2024, we

completed a

strategic investment

with Crepini

LLC, establishing

a new

egg products

and
prepared foods venture.

Crepini LLC, founded

in 2007, grew

its brand throughout

the United States

and Mexico featuring

egg
wraps, protein pancakes, crepes, and

wrap-ups, which are sold

online and in over 3,500

retail stores. The new entity,

located in
Hopewell Junction,

New York,

operates as

Crepini Foods

LLC (“Crepini”).

We

capitalized Crepini

with approximately

$6.75
million in cash to purchase additional equipment and other assets and fund working capital in exchange for a 51% interest in the new venture. Crepini LLC contributed its existing assets and business in exchange for a 49% interest in the new venture.
In

fiscal

2022,

we

announced

a

strategic

investment

in

a

new

entity,

MeadowCreek

Food,

LLC

(“MeadowCreek”),

which
became

a

majority-owned

subsidiary.

During

March

2023,

MeadowCreek

began

operations

with

a

focus

on

being

a

leading
provider of

hard-cooked eggs.

During second

quarter 2025,

we acquired

the remaining

ownership interests

in MeadowCreek
and it became a wholly-owned subsidiary.
In

second

quarter

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

an opportunity

to expand

our market

presence in

Utah and

the western

U.S., particularly

for cage-free

eggs. In

fourth
quarter 2024, we acquired a broiler processing plant, hatchery and feed mill in Dexter, Missouri for use in shell egg production.
HPAI
Outbreaks of HPAI have continued to occur in U.S. poultry flocks. In In calendar 2024, 38.4 million commercial layer hens and
1.8 million pullets were depopulated due to HPAI. Approximately 13.6 million commercial layer hens and 500,000 pullets were depopulated in December 2024 alone.
Our facilities in Kansas and Texas which experienced HPAI

in fiscal 2024 are now fully operational.
We

remain dedicated

to robust

biosecurity programs

across our

locations; however,

no farm

is immune

from HPAI.

HPAI

is
currently widespread in the

wild bird population worldwide.

According to the U.S.

Centers for Disease Control

and Prevention
(“CDC”), as of January 6, 2025, there were outbreaks in 917

herds of dairy cows in 16 states, and in 2024

there were 66 human
cases

in

the

U.S.,

almost

entirely

among

poultry

and

dairy

workers.

However,

in

2024,

one

of

the

human

cases

resulted

in
severe illness

after the

patient was

exposed to

sick and

dead birds

in backyard

flocks.

The patient,

who was

reported to

have
underlying health

conditions, died

in January

2025. There

have been

no reported

cases of

person-to-person spread.

According
to the CDC, the human health risk to the

U.S. public from the HPAI

virus is considered to be low.

The extent of possible future
outbreaks

among

U.S.

commercial

egg

layer

flocks,

with

heightened

risk

during

migration

seasons,

cannot

be

predicted.

According to the USDA, HPAI

cannot be transmitted through safely handled and properly cooked eggs. There is no known risk related

to

HPAI

associated

with

eggs

that

are

currently

in

the

market

and

no

eggs

have

been

recalled.

For

additional
information, see

the 2024

Annual Report,

Part II

Item 7

“Management’s

Discussion and

Analysis of

Financial Condition

and
Results of Operations – HPAI.”

EXECUTIVE OVERVIEW
For the

second quarter

and first

two quarters

of fiscal

2025, we

recorded a

gross profit

of $356.0

million and

$603.3 million,
respectively,

compared to $91.1

million and $136.6

million, respectively,

for the same

periods of fiscal

2024, primarily driven
by an

increase in

the net

average selling

price of

shell eggs,

primarily conventional

egg prices,

as well

as an

increase in

total
dozens

sold,

primarily

specialty

dozens

sold.

Our

results

were

also

positively

impacted

by

lower

feed

costs

and

our

recent
acquisitions discussed above, partially offset by an increase in the volume and price of outside egg purchases.
Our net

average selling price

per dozen for

the second quarter

of fiscal 2025

was $2.740 compared

to $1.730 in

the prior-year
period. Conventional egg

prices per dozen

were $2.943

compared to $1.458

for the prior-year

period, and specialty

egg prices
per

dozen

were

$2.387

compared

to

$2.277

for

the

prior-year

period.

Egg

prices

in

the

second

quarter

of

fiscal

2025

were
elevated compared to the prior-year

period primarily due to the resurgence

of HPAI

outbreaks, which decreased supply,

among
other

factors.

According

to

the USDA,

the

monthly average

size of

the

layer hen

flock

from

September through

November
(which most closely aligns with our second fiscal quarter) 2024 was approximately 310.7 million hens, which was a decrease of
9.7 million layers, or 3.0%, compared to the same period in the prior year. The daily average price for the Urner Barry southeast large

index

for

the

second

quarter

of

fiscal

2025

increased

102.1%

from

the

comparable

period

in

the

prior

year.

For

more
information about historical shell egg prices, see Part I Item I of our 2024 Annual Report.

Index

Our

dozens

sold

for

the

second

quarter

of

fiscal

2025

increased

14.5%

compared

to

the

second

quarter

of

fiscal

2024.

In
addition

to

robust

demand,

we

had

an

increase

in

production

capacity

with

the

acquisitions

of

the

commercial

shell

egg
production and processing business of ISE during the first quarter of fiscal 2025.
Our farm production

costs per dozen

produced for the

second quarter of

fiscal 2025 decreased

8.5%, or $0.08

compared to the
prior year period, primarily due to lower feed costs. Feed costs per dozen produced decreased 12.8%, or $0.07, compared to the second quarter of

fiscal 2024, primarily

due to lower

feed ingredient prices.

For information about

historical corn and

soybean
meal prices,

see Part

I Item

I of

our 2024

Annual Report.

Our egg

purchases and

other cost

of sales

increased $126.4

million
quarter-over-quarter, primarily

due to higher

shell egg prices as

well as an

increase in dozens purchased

to supply eggs for

our
customers,

including

those

acquired

in

our

ISE

acquisition,

during

the

higher

seasonal

demand

cycle

while

the

nation
experienced lower supply due to HPAI.

RESULTS OF OPERATIONS
The following table sets

forth, for the periods

indicated, certain items from

our Condensed Consolidated Statements

of Income
expressed as a percentage of net sales.
Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30,
2024
December 2, 2023
November 30,
2024
December 2, 2023
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 62.7% 82.6% 65.3% 86.1%
Gross profit 37.3% 17.4% 34.7% 13.9%
Selling, general and administrative 8.1% 14.5% 8.0% 13.1%
(Gain) loss on disposal of fixed assets — % 0.1% (0.1) % — %
Operating income 29.2% 2.8% 26.8% 0.8%
Total other income, net 1.1% 1.5% 1.3% 1.6%
Income before income taxes 30.3% 4.3% 28.1% 2.4%
Income tax expense 7.4% 1.1% 6.8% 0.6%
Net income 22.9% 3.2% 21.3% 1.8%
Less: Loss attributable to noncontrolling
interest (0.1) % (0.1) % (0.1) % (0.1) %
Net income attributable to Cal-Maine
Foods, Inc. 23.0% 3.3% 21.4% 1.9%
NET SALES
Total

net sales

for the

second quarter

of fiscal

2025 were

$954.7 million

compared to

$523.2 million

for the

same period

of
fiscal 2024.
Shell egg

sales represented

94.6% and

95.3% of

total net

sales for

the second

quarters of

fiscal 2025

and 2024,

respectively.
The Company’s

shell egg offerings,

for both branded and

private-label products, include specialty and

conventional shell eggs.
Specialty shell eggs include cage-free, organic, brown, free-range, pasture-raised and nutritionally enhanced eggs. Conventional shell

eggs

sales

represent

all

other

shell

egg

sales

not

sold

as

specialty

shell

eggs.

The

Company’s

egg

products

offerings
include liquid and frozen egg products and ready-to-eat products such as hard-cooked eggs, egg wraps, protein pancakes, crepes and wrap-ups. Other sales represent feed sales, miscellaneous byproducts and resale products.
Total

net

sales

for

the

twenty-six

weeks

ended

November

30,

2024

were

$1.7

billion,

compared

to

$982.6

million

for

the
comparable period of fiscal 2024.
Shell

egg

sales

represented

94.5%

and

94.9%

of

total

net

sales

for

the

twenty-six

weeks

ended

November

30,

2024

and
December 2, 2023, respectively.

Index

The table below presents net sales in key categories (in thousands, except percentage data):
Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 % Change November 30, 2024 December 2, 2023 % Change
Shell Egg $ 903,861 $ 498,504 81.3% $ 1,645,374 $ 932,465 76.5%
Egg products 40,651 20,012 103.1 75,826 42,235 79.5
Other 10,159 4,718 115.3 19,342 7,878 145.5
Total net sales $ 954,671 $ 523,234 82.5% $ 1,740,542 $ 982,578 77.1%
The table below presents an analysis of our shell egg sales (in thousands, except percentage data):
Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 November 30, 2024 December 2, 2023
Shell egg sales
Conventional $ 616,891 68.3% $ 280,599 56.3% $ 1,101,627 67.0% $ 505,879 54.3%
Specialty 286,970 31.7 217,905 43.7% 543,747 33.0 426,586 45.7
Total shell egg sales $ 903,861 100.0% $ 498,504 100.0% $ 1,645,374 100.0% $ 932,465 100.0%
Dozens sold
Conventional 209,597 63.5% 192,462 66.8% 409,586 64.0% 373,992 66.6%
Specialty 120,247 36.5 95,711 33.2 230,237 36.0 187,307 33.4
Total dozens sold 329,844 100.0% 288,173 100.0% 639,823 100.0% 561,299 100.0%
Net average selling price per dozen
Conventional $ 2.943 $ 1.458 $ 2.690 $ 1.353
Specialty $ 2.387 $ 2.277 $ 2.362 $ 2.277
All shell eggs $ 2.740 $ 1.730 $ 2.572 $ 1.661
Shell egg sales
Second Quarter – Fiscal 2025 vs. Fiscal 2024
-
In

the

second

quarter

of

fiscal

2025,

conventional

egg

sales

increased

$336.3

million,

or

119.8%,

compared

to

the
second quarter of fiscal 2024, primarily due to a 101.9% increase in the prices for conventional eggs, which resulted in a $311.3 million increase in net sales, and a 8.9% increase in the volume of conventional eggs sold, which resulted in a
$25.0

million

increase

in

net

sales.

Results

for

the

second

quarter

of

2025

were

positively

impacted

by

our

recent
acquisition of ISE.
-
Specialty

egg sales

increased

$69.1

million, or

31.7%,

in the

second quarter

of

fiscal 2025

compared

to

the

second
quarter

of

fiscal

2024,

primarily

due

to

a

25.6%

increase

in

the

volume

of

specialty

eggs

sold,

which

resulted

in

a
$55.9 million

increase in net

sales and

a 4.8%

increase in prices

for specialty

eggs, which

resulted in

a $13.2

million
increase in net sales.

-
Demand for

specialty eggs

increased in

the second

quarter of

fiscal 2025

as conventional

egg prices

rose. Specialty
dozens sold

represented 36.5% of

our shell

egg dozens

sold for

the second

quarter of

fiscal 2025

compared to 33.2%
for

the

prior-year

period.

Additionally,

demand

continues

to

be

impacted

by

cage-free

requirements

becoming
effective for Nevada, Oregon and Washington on January 1, 2024.

- See “Executive Overview” above for additional discussion.
Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
-

For

the

twenty-six

weeks

ended

November

30,

2024,

conventional

egg

sales

increased

$595.8

million,

or

117.8%,
compared

to

the

same period

of

fiscal

2024, primarily

due

to

the

increase in

the

prices for

conventional shell

eggs.
Prices

for

conventional

eggs

increased

98.8%,

which

resulted

in

a

$547.6

million

increase

in

net

sales.

A

9.5%
increase in the volume of conventional eggs sold resulted in a $48.2 million increase in net sales.
-
Specialty egg sales increased $117.2

million, or 27.5%, for the twenty-six

weeks ended November 30, 2024 compared
to

the

same

period

in

fiscal

2024,

primarily

due

to

a

22.9%

increase

in

the

volume

of

specialty

eggs

sold,

which

Index

resulted in

a $
97.8 million

increase in

net sales

and a

3.7% increase

in prices

for specialty

eggs, which

resulted in

a
$19.6 million increase in net sales.

Egg products sales
Second Quarter – Fiscal 2025 vs. Fiscal 2024
-
Egg

products sales

increased $20.6

million, or

103.1%,

for the

second quarter

of

fiscal 2025

compared to

the

same
period of fiscal

2024, primarily due

to a 63.5%

increase in liquid

eggs pounds sold, which

had a $7.9

million positive
impact on net sales, and a

25.2% increase in the net average selling

price per pound of liquid eggs,

which resulted in a
$5.1

million

increase

in

net

sales.

Results

for

the

second

quarter

of

2025

were

positively

impacted

by

our

recent
acquisition of ISE, which included a breaking facility.
-
Sales from hard-cooked eggs increased

$6.4 million or 212.5% in

the second quarter of fiscal

2025 compared to fiscal
2024 as more processing capabilities are coming online from our investments in MeadowCreek and Crepini.
Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
-

Egg products

sales increased

$33.6 million,

or 79.5%,

primarily due

to a

39.9% increase

in liquid

eggs pounds

sold,
which had a $10.9 million positive impact on net sales, and a 25.0% increase in the net average selling price per pound of liquid eggs, which resulted in a $9.5 million increase in net sales.
-
Sales from hard-cooked

eggs increased $12.1

million, or 194.6%,

in the first

two quarters of

fiscal 2025

compared to
the same period in fiscal 2024, primarily for the reasons described above.
Other
-
Other

sales

increased

compared

to

the

prior

year

periods

primarily

due

to

higher

feed

sales

related

to

our

ISE
acquisition.

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
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks Ended
Twenty-six Weeks

Ended
November 30,
2024
December 2,
2023
%
Change
November 30,
2024
December 2,
2023
%
Change
Cost of sales
Farm production $ 258,246 $ 258,367 — % $ 499,947 $ 511,874 (2.3) %
Processing, packaging,
and warehouse 98,823 84,767 16.6 190,534 166,673 14.3
Egg purchases and other
cost of sales 198,030 71,654 176.4 366,479 132,451 176.7
Egg products 43,530 17,316 151.4 80,322 35,017 129.4
Total cost of sales $ 598,629 $ 432,104 38.5% $ 1,137,282 $ 846,015 34.4%
Farm production costs (per
dozen produced)
Feed $ 0.483 $ 0.554 (12.8) % $ 0.488 $ 0.575 (15.1) %
Other $ 0.418 $ 0.431 (3.0) % $ 0.421 $ 0.435 (3.2) %
Total farm production cost $ 0.901 $ 0.985 (8.5) % $ 0.909 $ 1.010 (10.0) %
Outside egg purchases
(average cost per dozen) $ 3.22 $ 2.03 58.6% $ 3.03 $ 1.84 64.7%
Dozens produced 288,036 265,101 8.7% 554,875 515,457 7.6%
Percent produced to sold 87.3% 92.0% (5.1) % 86.7% 91.8% (5.6) %
Farm Production
Second Quarter – Fiscal 2025 vs. Fiscal 2024
- Feed costs per dozen produced decreased 12.8% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This decrease

was primarily due to

lower prices for corn

and soybean meal, our

primary feed ingredients.
The decrease

in feed

cost per

dozen resulted

in a

decrease in

cost of

sales of

$20.5 million

for the

second quarter

of
fiscal 2025 compared to the prior period quarter.

- For the second quarter of fiscal 2025, the average Chicago Board of Trade (“CBOT”) daily market price was $4.17 per bushel

of

corn

and

$311

per

ton

of

soybean

meal,

representing

decreases

of

13.0%

and

25.3%,

respectively,

as
compared to the average CBOT daily market prices for the second quarter of fiscal 2024.

-
Other farm production

costs decreased primarily due

to lower flock

amortization. Feed costs reached

their peak in the
second quarter of

fiscal 2023 and

have since trended

downward. Lower costs

result in lower

capitalized values of

the
flocks during the grow out phase, which reduced amortization cost over time.

Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
-
Feed costs

per dozen

produced decreased

15.1% in

the twenty-six

weeks ended

November 30,

2024 compared

to the
same period of fiscal 2024,

primarily due to lower feed

ingredient prices. The decrease in

feed cost per dozen resulted
in a decrease in cost of sales of $48.3 million compared to the prior year period.
-
For the

year-to-date period,

the average

CBOT daily

market price

was $4.10

per bushel

of corn

and $326

per ton

of
soybean meal, representing decreases of

18.8% and 22.4%, respectively,

compared to the average CBOT

daily market
prices for the comparable period in the prior year.

Index

-
Other farm production costs decreased due to lower flock amortization, for the reasons described above.

Current

indications

for

corn

and

soybean

project

a

favorable

stocks-to-use

ratio

near

the

levels

prevailing

today

for

the
remainder of

fiscal 2025;

however,

as long

as outside

factors remain

uncertain (including

weather patterns

and global

supply
chain disruptions), volatility could remain.

Processing, packaging, and warehouse
Second Quarter – Fiscal 2025 vs. Fiscal 2024
-
Processing, packaging,

and warehouse

costs increased

16.6% compared

to the

second quarter

of fiscal

2024 due

to a
9.7% increase in the volume of processed dozens as well as an increase in costs of packaging materials.

Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
-
Processing,

packaging,

and

warehouse

costs

increased

14.3%

compared

to

the

first

two

quarters

of

fiscal

2025,
primarily

due

an

8.6%

increase

in

the

volume

of

processed

dozens

as

well

as

an

increase

in

costs

of

packaging
materials.
Egg purchases and other cost of sales
Second Quarter – Fiscal 2025 vs. Fiscal 2024
-
Costs in

this category

increased primarily due

to higher

shell egg

prices as

the average

cost per

dozen of

outside egg
purchases increased 58.6% compared to second quarter of fiscal 2024, as well as due to an increase of 80.3% in dozens purchased.

Dozens

purchased

increased

due

to

purchasing

more

eggs

to

supply

our

customers

during

the

higher
seasonal demand cycle while the nation experienced lower supply due to HPAI.
Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
-
Costs in

this category

increased primarily due

to higher

shell egg

prices as

the average

cost per

dozen of

outside egg
purchases increased

64.7% compared

to fiscal

2024, as

well as

an increase

of 73.8%

in dozens

purchased, primarily
for the reasons described above.
GROSS PROFIT

Gross

profit,

as

a

percentage

of

net

sales,

was

31.5%

for

the

second

quarter

of

fiscal

2025

compared

to

9.9%

for

the

same
period of fiscal 2024.

Gross profit for the

twenty-six weeks ended November 30,

2024 was $603.3 million compared

to $136.6
million for

the same

period of

2024. The

increase was

primarily due

to higher

net average

selling price

as well

as lower

feed
ingredient prices,

partially offset by the increase in volume and price of outside egg purchases.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

delivery,

marketing,

and

other

general

and
administrative expenses. Delivery expense

includes contract trucking expense

and all costs to

maintain and operate our

fleet of
trucks to

deliver products

to customers

including the

related payroll

expenses. Marketing

expense includes

franchise fees

that
are

submitted

to

Eggland’s

Best,

Inc.

(“EB”)

to

support

the

EB

brand,

brokerage

and

commission

fees,

and

other

general
marketing expenses

such as

payroll expenses

for our

in-house sales

team. Other

general and

administrative expenses

include
corporate payroll

related expenses

and other

general corporate

overhead costs.

The following

table presents

an analysis

of our
SGA expenses (in thousands):
Thirteen Weeks Ended
November 30, 2024 December 2, 2023 $ Change % Change
Delivery expense $ 23,666 $ 17,706 $ 5,960 33.7%
Marketing expense 15,074 12,197 2,877 23.6%
Litigation loss contingency accrual - 19,648 (19,648) (100.0) %
Other general and administrative
expenses 38,893 27,027 11,866 43.9%
Total $ 77,633 $ 76,578 $ 1,055 1.4%
Second Quarter – Fiscal 2025 vs. Fiscal 2024

Index

Delivery expense
-
The

increased

delivery

expense

is

primarily

due

to

an

increase

in

dozens

sold

in

the

second

quarter

of

fiscal

2025
compared to the second quarter of fiscal 2024.
Marketing expense
-
The

increase in

marketing expense

is

primarily due

to

an increase

in franchise

fees

as specialty

egg sales

increased
compared to the second quarter of fiscal 2024.
Litigation loss contingency accrual
-

In the second quarter of fiscal 2024, we accrued a $19.6 million loss contingency relating to a jury decision returned in pending

anti-trust

litigation.

See

further

discussion

in
Note 10 - Commitments and Contingencies

of

the

Notes

to
Condensed Consolidated Financial Statements included in this Quarterly Report.
Other general and administrative expense
-
The

increase

in

other

general

and

administrative

expense

is

primarily

due

both

to

an

increase

in

the

accrual

for
anticipated employee bonuses

and to the

increased adjustment to

the fair value

of contingent consideration

associated
with the

Fassio acquisition.

See further

discussion in
Note 4 – Fair Value Measurements
of the

Notes to

Condensed
Consolidated Financial Statements included in this Quarterly Report.
Twenty-six Weeks

Ended
November 30, 2024 December 2, 2023 $ Change % Change
Delivery expense $ 44,730 $ 35,397 $ 9,333 26.4%
Marketing expense 29,426 24,661 4,765 19.3%
Litigation loss contingency accrual — 19,673 (19,673) (100.0) %
Other general and administrative
expenses 65,409 49,093 16,316 33.2%
Total $ 139,565 $ 128,824 $ 10,741 8.3%
Twenty-six weeks – Fiscal 2025 vs. Fiscal 2024
Delivery expense
- The increased delivery expense is primarily due to an increase in dozens sold compared to the prior year period.
Marketing expense
-
The

increase in

marketing expense

is

primarily due

to

an increase

in franchise

fees

as specialty

egg sales

increased
compared to the prior year period.
Other general and administrative expense
-
The increase in other

general and administrative expense

is primarily for the

reasons described above, as

well as costs
associated with the acquisition of ISE assets that occurred during the first quarter of fiscal 2025.
OPERATING

INCOME
For the second

quarter of fiscal 2025,

we recorded operating income

of $278.1 million compared

to operating income of

$14.2
million for the same period of fiscal 2024.
For the

twenty-six weeks

ended November

30, 2024,

we recorded

operating income

of $465.0

million compared

to operating
income of $7.5 million for the same period of fiscal 2024.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, equity in income or loss of unconsolidated entities, and patronage income, among other items. Patronage dividends are paid to us from our membership in the EB cooperative.
For the second

quarter of fiscal

2025, we earned

$9.9 million of

interest income compared

to $7.1 million

for the same

period
of fiscal

2024, primarily due

to higher

average cash and

cash equivalents and

investment securities available-for-sale

balances

Index

and

yields.

The

Company

recorded

interest

expense

of

$150

thousand

and

$134

thousand

for

the

second

quarters

ended
November 30, 2024 and December 2, 2023, respectively.
For the twenty-six weeks ended November 30,

2024, we earned $19.9 million of

interest income compared to $14.6 million for
the same

period of

fiscal 2024, primarily

due to

higher average

cash and cash

equivalents and

investment securities available-
for-sale balances

and yields.

The Company

recorded interest

expense of

$310 thousand

and $276

thousand for

the twenty-six
weeks ended November 30, 2024 and December 2, 2023, respectively.
INCOME TAXES
For the second quarter of fiscal

2025, our pre-tax income was $289.0

million, compared to $22.1 million for the

second quarter
of fiscal 2024.

Income tax expense

of $70.6 million

was recorded for

second quarter 2025

with an effective

tax rate of

24.4%.
For second quarter 2024, income tax expense was $5.5 million with an effective tax rate of 25.0%.

For

the

twenty-six weeks

ended November

30, 2024,

pre-tax

income was

$486.9

million,

compared to

$22.9

million for

the
same period of

fiscal 2024. Income

tax expense of

$119.0 million

was recorded for

the twenty-six weeks ended

November 30,
2024

with

an effective

tax

rate

of

24.4%.

For

the

same

period

of

fiscal 2024,

income

tax

expense was

$5.9

million

with

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
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net

income

attributable

to

Cal-Maine

Foods,

Inc.

for

the

second

quarter

ended

November

30,

2024

was

$219.1

million,

or
$4.49 per

basic and

$4.47 per

diluted common

share, compared

to net

income attributable

to Cal-Maine

Foods, Inc.

of $17.0
million, or $0.35 per basic and diluted common share, for the same period of fiscal 2024.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the twenty-six weeks

ended November

30, 2024,

was $369.0

million, or
$7.57 per

basic and

$7.54 per

diluted common

share, compared

to net

income attributable

to Cal-Maine

Foods, Inc.

of $17.9
million or $0.37 per basic and diluted common share, for the same period of fiscal 2024.
LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Current Ratio
Our

working

capital

was

$1.2

billion

at

November

30,

2024

compared

to

$1.0

billion

at

June

1,

2024.

The

calculation

of
working capital is

defined as current

assets less current

liabilities. Our current

ratio was 5.5

at November 30, 2024

and June 1,
2024. The current ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the twenty-six weeks ended November 30, 2024, $240.2 million in net cash was provided by operating activities, compared
to

$73.7

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2024.

The

increase

in

cash

flow

from
operating

activities

resulted

primarily

from

higher

net

average

selling

prices

per

dozen,

increased

volume

of

sales

and

a
decrease

in

feed

ingredient

costs

compared

to

the

prior-year

period,

partially

offset

by

the

increase

in

volume

and

price

of
outside egg purchases.
Cash Flows from Investing Activities
For

the

twenty-six

weeks

ended

November

30,

2024,

$247.4

million

was

used

in

investing

activities,

primarily

due

to

the
acquisition

of

assets

of

ISE,

and

purchases

of

property,

plant

and

equipment.

This

compares

to

$32.8

million

provided

by
investing activities

in the

same period

of fiscal

2024, primarily

due to

sales and

maturities of

investment securities.

Sales and
maturities of

investment securities

were $426.5

million in

the twenty-six

weeks

ended November

30, 2024

and purchases

of
investment securities were

$501.6 million during

the period. Sales

and maturities of

investment securities were

$196.1 million
in the prior year period while purchases of investment securities were $43.6 million during the period. The increase in sales and
maturities of

investment securities

is primarily

due to

the maturities

of short-term

investments during

the first

two quarters

of

Index

fiscal 2025. Purchases of

property, plant

and equipment were $65.6

million and $65.8 million

in the first

two quarters of

fiscal
2025 and 2024, respectively, primarily reflecting progress on our construction projects.
Cash Flows from Financing Activities
We

paid dividends of $87.8 million for

the twenty-six weeks ended November 30, 2024

compared to $37.3 million in the

same
prior-year period.
As of

November 30,

2024, cash

decreased $97.6

million since

June 1,

2024, compared

to an

increase of

$69.0 million

during
the same period of fiscal 2024. The decrease is primarily due to the acquisition of assets of ISE during fiscal 2025.
Credit Facility
On

November

15,

2021,

we

entered

into

a

credit

agreement

that

provides

for

a

senior

secured

revolving

credit

facility

(the
“Credit Facility”),

in an

initial aggregate

principal amount

of up

to $250

million with

a five-year

term. As

of November

30,
2024, no amounts were borrowed under the Credit Facility.

We have

$4.7 million in outstanding standby letters of credit issued under our Credit Facility for the benefit of certain insurance companies. Refer to Part II Item 8, Notes to Consolidated Financial
Statements

and

Supplementary

Data,

Note

10

-

Credit

Facility

included

in

our

2024

Annual

Report

for

further

information
regarding our long-term debt.
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$73.0

million,

or
approximately

$1.489

per

share,

to

holders

of

our

Common

Stock

and

Class

A

Common

Stock

with

respect

to

our

second
quarter of fiscal

2025. The amount

paid per share

will vary based

on the number

of outstanding shares

on the record

date. The
dividend is payable on February 13, 2025 to holders of record on January 29, 2025.

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

construction projects to

increase our cage-free
production

capacity.

We

continue to

monitor the

increasing demand

for cage-free

eggs and

to

engage with

our

customers

in
efforts

to achieve

a smooth

transition toward

their announced

timelines for

cage-free egg

sales. The

following table

presents
material construction projects approved as of November 30, 2024 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of
November 30, 2024
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 $ 83,167 $ 79,340 $ 3,827
Feed Mills Fiscal 2026 16,593 6,376 10,217
Egg Products Expansion Fiscal 2026 15,361 - 15,361
Cage-Free Layer & Pullet Houses Fiscal 2026 195,996 126,117 69,879
$ 311,117 $ 211,833 $ 99,284
The table reflects approximately $60 million in new capital projects added since the end of first quarter 2025. These projects include the addition of five new cage-free layer houses and two pullet houses across our locations in Florida, Georgia, Utah and
Texas. We

expect the projects to be completed with additional production capacity for approximately 1.1 million cage-free layer hens and 250 thousand pullets by late summer 2025. We are also investing $15 million to expand our egg products processing facility in Blackshear, Georgia to add extended shelf-life liquid eggs products.

We expect the processing plant and hatchery that we acquired in fourth quarter 2024 and repurposed for use in shell egg production to be online in our next fiscal quarter. We

have been working with local contract growers and have commitments that would result in approximately 1.2 million additional free-range hens by fall 2025.

Index

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
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates are

those estimates

made in

accordance with

U.S. generally

accepted accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial condition

or results

of operations.

There have

been no

changes to

our critical

accounting estimates

identified in

our
2024 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the twenty-six weeks ended November 30, 2024 from the information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2024
Annual Report.
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of November 30, 2024 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our

internal control over financial reporting that occurred during the quarter ended November 30, 2024
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table is a summary of our second quarter 2025 share repurchases:
Issuer Purchases of Equity Securities
Total Number of Maximum Number
Shares Purchased of Shares that
Total Number Average as Part of Publicly
May Yet

Be
of Shares Price Paid Announced Plans Purchased Under the
Period Purchased (1) per Share Or Programs Plans or Programs
09/01/24 to 09/28/24 — $ — — —
09/29/24 to 10/26/24 285 94.16 — —
10/27/24 to 11/30/24 — — — —
285 $ 94.16 — —
(1)

As permitted under our Amended and Restated 2012 Omnibus Long-Term

Incentive Plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted common stock.
ITEM 6. EXHIBITS
Exhibits
No. Description
3.1
Composite Second Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 4, 2024 (incorporated by reference to Exhibit 3.1 in the Registrant’s Form 8-K, filed
October 4, 2024)
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

January 7, 2025
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:

January 7, 2025 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿