Form 10-Q
period 2025-03-01
CAL-MAINE FOODS INC
filed 2025-04-08
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 1, 2025

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
44,245,955

shares of Common

Stock, $0.01 par

value, and
4,800,000

shares of Class

A Common Stock,

$0.01 par
value, outstanding as of April 8, 2025.

Index

INDEX

Page
Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

March 1, 2025 and June 1, 2024

3

Condensed Consolidated Statements of Income -
Thirteen and Thirty-nine Weeks Ended March 1, 2025 and March 2, 2024

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Thirty-nine Weeks Ended March 1, 2025 and March 2, 2024

5

Condensed Consolidated Statements of Cash Flows -

Thirteen and Thirty-nine Weeks Ended March 1, 2025 and March 2, 2024

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

20

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
32
Item 4.

Controls and Procedures

32

Part II.

Other Information

Item 1.

Legal Proceedings

33

Item 1A.

Risk Factors

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 5.
Other Information
35
Item 6.

Exhibits

38

Signatures

39

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

March 1, 2025 June 1, 2024
Assets
Current assets:
Cash and cash equivalents $
497,239
$
237,878
Investment securities available-for-sale
743,134
574,499
Trade and other receivables, net
417,939
151,983
Income tax receivable
10,459
10,459
Inventories
307,291
261,782
Prepaid expenses and other current assets
7,220
5,238
Total current assets
1,983,282
1,241,839
Property, plant & equipment, net
1,005,464
857,234
Investments in unconsolidated entities
12,969
11,195
Goodwill
46,776
45,776
Intangible assets, net
15,627
15,996
Other long-term assets
17,451
12,721
Total Assets $
3,081,569
$
2,184,761
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
170,384
$
75,862
Accrued wages and benefits
47,217
32,971
Accrued income taxes payable
106,711
43,348
Dividends payable
169,503
37,760
Accrued expenses and other liabilities
19,843
37,802
Total current liabilities
513,658
227,743
Other noncurrent liabilities
51,961
17,109
Deferred income taxes, net
128,442
142,866
Total liabilities
694,061
387,718
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock - authorized
120,000

shares, issued
70,261

shares
703
703
Class A convertible common stock - authorized and issued
4,800

shares
48
48
Paid-in capital
79,677
76,371
Retained earnings
2,337,597
1,756,395
Accumulated other comprehensive loss, net of tax
(757)
(1,773)
Common stock in treasury at cost –
26,015

shares at March 1, 2025 and
26,022

shares
at June 1, 2024
(35,496)
(31,597)
Total Cal-Maine Foods, Inc. stockholders’ equity
2,381,772
1,800,147
Noncontrolling interest in consolidated entity
5,736
(3,104)
Total stockholders’ equity
2,387,508
1,797,043
Total Liabilities and Stockholders’ Equity $
3,081,569
$
2,184,761
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 March 1, 2025 March 2, 2024
Net sales $
1,417,685
$
703,076
$
3,158,227
$
1,685,654
Cost of sales
701,570
484,504
1,838,852
1,330,519
Gross profit
716,115
218,572
1,319,375
355,135
Selling, general and administrative
79,967
66,020
219,532
194,844
(Gain) loss on involuntary conversions
—
(9,929)
156
(9,929)
(Gain) loss on disposal of fixed assets
478
(306)
(1,001)
(44)
Operating income
635,670
162,787
1,100,688
170,264
Other income (expense):
Interest income, net
12,628
7,554
32,183
21,887
Patronage dividends
11,197
11,298
11,197
11,298
Other, net
3,534
3,520
5,875
4,561
Total other income, net
27,359
22,372
49,255
37,746
Income before income taxes
663,029
185,159
1,149,943
208,010
Income tax expense
154,876
38,796
273,841
44,658
Net income
508,153
146,363
876,102
163,352
Less: Loss attributable to noncontrolling
interest
(380)
(349)
(1,471)
(1,295)
Net income attributable to Cal-Maine Foods,
Inc. $
508,533
$
146,712
$
877,573
$
164,647
Net income per common share:
Basic $
10.42
$
3.01
$
17.99
$
3.38
Diluted $
10.38
$
3.00
$
17.92
$
3.37
Weighted average shares outstanding:
Basic
48,798
48,727
48,774
48,702
Diluted
48,971
48,884
48,962
48,865
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 March 1, 2025 March 2, 2024
Net income $
508,153
$
146,363
$
876,102
$
163,352
Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale
securities, net of reclassification adjustments
200
132
1,342
1,813
Income tax expense related to items of other
comprehensive income
(49)
(32)
(326)
(441)
Other comprehensive income, net of tax
151
100
1,016
1,372
Comprehensive income
508,304
146,463
877,118
164,724
Less: Comprehensive loss attributable to the
noncontrolling interest
(380)
(349)
(1,471)
(1,295)
Comprehensive income attributable to Cal-
Maine Foods, Inc. $
508,684
$
146,812
$
878,589
$
166,019
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024
Cash flows from operating activities:
Net income $
876,102
$
163,352
Depreciation and amortization
69,430
59,151
Deferred income taxes
(14,749)
13,488
Other adjustments, net
(119,057)
1,613
Net cash provided by operations
811,726
237,604
Cash flows from investing activities:
Purchases of investment securities
(813,130)
(243,518)
Sales and maturities of investment securities
654,392
273,915
Investment in unconsolidated entities
—
(363)
Distributions from unconsolidated entities
1,550
1,000
Acquisition of businesses
(116,193)
(53,746)
Purchases of property, plant and equipment
(115,395)
(95,969)
Net proceeds from disposal of property, plant and equipment
3,650
243
Net cash used in investing activities
(385,126)
(118,438)
Cash flows from financing activities:
Payments of dividends
(160,805)
(42,965)
Purchase of common stock by treasury
(3,953)
(1,688)
Principal payments on long-term debt
(2,481)
—
Principal payments on finance lease
—
(214)
Net cash used in financing activities
(167,239)
(44,867)
Net change in cash and cash equivalents
259,361
74,299
Cash and cash equivalents at beginning of period
237,878
292,824
Cash and cash equivalents at end of period $
497,239
$
367,123
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

are not necessarily indicative

of operating results for

the entire fiscal
year.
Fiscal Year
The Company’s

fiscal year

ends on

the Saturday

closest to

May 31.

Each of

the three-month

periods and

year-to-date periods
ended on March 1, 2025 and March 2, 2024 included
13

and
39 weeks
, respectively.
Use of Estimates
The preparation

of the

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

1, 2025 and June

1,
2024, reserves for credit losses were $
875

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
New Accounting Pronouncements and Policies
In

November

2023,

the

FASB

issued

Accounting

Standards

Update

(“ASU”)

2023-07,
Segment

Reporting

(Topic

280):
Improvements to Reportable Segment Disclosures . This ASU requires enhanced disclosures about significant segment expenses regularly provided

to the

chief operating

decision maker

that are

included within

each reported

measure of

segment profit

or
loss, and

requires all

annual disclosures

currently required by

Topic

280 to

be included

in interim

periods. ASU 2023-07

is to
be applied

retrospectively for

all periods

presented in

the financial

statements and

is effective

for fiscal

years beginning

after

Index

December 15, 2023, and

interim periods within fiscal years

beginning after December 15,

2024, with early adoption

permitted.
The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statement disclosures.
In

December

2023,

the

FASB

issued ASU

2023-09,
Income

Taxes

(Topic

740)

–

Improvements

to

Income

Tax

Disclosures
.
This ASU

requires that

an entity,

on an

annual basis,

disclose additional

income tax

information, primarily

related to

the rate
reconciliation and income

taxes paid. The

ASU is intended

to enhance the

transparency and decision

usefulness of income

tax
disclosures.

ASU

2023-09

is

effective

for

annual

periods

beginning

after

December

15,

2024.

The

Company

is

currently
evaluating the impact of ASU 2023-09 on its consolidated financial statement disclosures.
In

November

2024,

the

FASB

issued

ASU

2024-03,
Income

Statement
—
Reporting

Comprehensive

Income
— Expense
Disaggregation Disclosures (Subtopic

220-40)
. The objective of ASU 2024-03 is to improve

disclosures about a public entity’s
expenses, primarily through

additional disaggregation of

income statement expenses. Additionally,

in January 2025,

the FASB
further

clarified

the

effective

date

of

ASU

2024-03

with

the

issuance of ASU

2025-01.

ASU

2024-03 is effective

for

annual
periods beginning after December

15, 2026, and

interim periods within annual

reporting periods beginning after

December 15,
2027. Early adoption

is permitted and

may be applied

either on a

prospective or retrospective basis.

The Company is

currently
evaluating the impact of ASU 2024-03 on its consolidated financial statement disclosures.

There are no other

new accounting pronouncements issued or

effective during the fiscal

year that had or

are expected to have a
material impact on our Consolidated Financial Statements.
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
Intangible

assets

consisted

primarily

of

customer

lists

acquired.

Customers

lists

were

valued

using

the

income

method
approach.
Acquisition of Deal-Rite Feeds, Inc. Assets
Effective
February 3, 2025
, the

Company acquired

certain assets

of Deal-Rite

Feeds, Inc.

and certain

of its

affiliates (“Deal-
Rite”)

for

approximately $
4.7

million.

The

assets

acquired

included
two

feed

mills,

storage

facilities, usable

grain,

vehicles,

Index

related equipment and

a retail feed

sales business located

in North Carolina.

The acquired assets

will produce and

deliver feed
to our nearby shell egg production facilities. The Company accounted for the acquisition as a business combination.
Property,

plant and

equipment were valued

utilizing the

cost approach which

is based on

replacement or reproduction

costs of
the assets and subtracting any depreciation resulting from physical deterioration and/or functional or economic obsolescence.
Goodwill

recorded

in

connection

with

the

Deal-Rite

acquisition

is

primarily

attributable

to

improved

efficiencies

from
integrating the assets of Deal-Rite with

the operations of the Company.

The Company recognized goodwill of $
1.0

million as a
result of the acquisition.
Other Acquisitions
Effective
November 30, 2024
,

the

Company

acquired

the

remaining
9.23
%

interest

in

our

majority-owned

subsidiary,
MeadowCreek Foods LLC.
Note 3 - Investment Securities
The following represents the Company’s investment securities as of March 1, 2025 and June 1, 2024 (in thousands):

March 1, 2025
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
10,378
$
—
$
6
$
10,372
Commercial paper
95,471
—
51
95,420
Corporate bonds
342,503
422
—
342,925
Certificates of deposits
6,115
—
7
6,108
US government and agency obligations
166,073
—
134
165,939
Asset backed securities
450
5
—
455
Treasury bills
121,926
—
11
121,915
Total current investment securities $
742,916
$
427
$
209
$
743,134

June 1, 2024
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
4,100
$
—
$
41
$
4,059
Commercial paper
137,856
—
121
137,735
Corporate bonds
233,289
—
697
232,592
Certificates of deposits
3,505
—
14
3,491
US government and agency obligations
154,520
—
251
154,269
Asset backed securities
3,154
—
30
3,124
Treasury bills
39,239
—
10
39,229
Total current investment securities $
575,663
$
—
$
1,164
$
574,499
Available-for-sale
Proceeds from

sales and

maturities of

investment securities

available-for-sale

were $
654.4

million and

$
273.9

million during
the

thirty-nine

weeks

ended March

1,

2025

and

March

2,

2024,

respectively.

Gross

realized

gains

for

the

thirty-nine

weeks
ended

March

1,

2025

and

March

2,

2024

were

$
36

thousand

and

$
18

thousand,

respectively.

There

were
no

gross

realized
losses for the thirty-nine weeks ended March 1, 2025. Gross realized losses for the thirty-nine weeks ended March 2, 2024 were
$
8

thousand. There was
no

allowance for credit losses at March 1, 2025 and June 1, 2024.

Index

Actual maturities may differ

from contractual maturities as

some borrowers have

the right to call

or prepay obligations

with or
without penalties. Contractual maturities of current investments at March 1, 2025 are as follows (in thousands):

Estimated Fair Value
Within one year $
424,063
1-5 years
319,071
Total $
743,134

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
Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable

The carrying amount approximates fair value due to the short maturity of these instruments.
Assets and Liabilities Measured at Fair Value

on a Recurring Basis
In

accordance with

the

fair value

hierarchy described

above, the

following

table shows

the

fair value

of

financial assets

and
liabilities measured at fair value on a recurring basis as of March 1, 2025 and June 1, 2024 (in thousands):

March 1, 2025 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
10,372
$
—
$
10,372
Commercial paper
—
95,420
—
95,420
Corporate bonds
—
342,925
—
342,925
Certificates of deposits
—
6,108
—
6,108
US government and agency obligations
—
165,939
—
165,939
Asset backed securities
—
455
—
455
Treasury bills
—
121,915
—
121,915
Total assets measured at fair value $
—
$
743,134
$
—
$
743,134
Liabilities
Contingent consideration $
—
$
—
$
16,500
$
16,500
Total liabilities measured at fair value $
—
$
—
$
16,500
$
16,500

Index

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
10,000
Balance, March 1, 2025 $
16,500
Adjustments to the fair value of contingent consideration are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
Note 5 - Inventories
Inventories consisted of the following as of March 1, 2025 and June 1, 2024 (in thousands):

March 1, 2025 June 1, 2024
Flocks, net of amortization $
164,561
$
149,985
Eggs and egg products
35,339
25,217
Feed and supplies
107,391
86,580
$
307,291
$
261,782
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at March 1,
2025 and June 1, 2024

consisted of approximately
12.3

million and
11.8

million pullets and breeders and
48.9

million and
39.9
million layers, respectively.

Index

Note 6 - Equity
On

February

25,

2025,

the

Company

entered

an

Agreement

Regarding

Conversion

(the

“Conversion

Agreement”)

by

and
among the

Company,

DLNL, LLC,

a Delaware

limited liability

company (“Daughters’

LLC”), and

Fred R. Adams

Jr.’s

four
daughters

and

Adolphus

B.

Baker,

Board

Chair

and

Mr. Adams’

son-in-law

(the

“Members”

and

together

with

Daughters’
LLC, the “Stockholder Parties”).

The Company’s

entry into the Conversion

Agreement was a result

of the Members informing
the

Company

that

they

were

potentially

interested

in

diversifying

their

respective

financial

portfolios,

including

through

the
potential sale of

all or

a portion of

the shares of

the Company’s

Common Stock, underlying

the Class A

Common Stock, held
by Daughters’

LLC, as

most of

them have

become more

focused on

their individual

estate planning

efforts and

philanthropic
endeavors.

The Conversion Agreement provides for the following:
●
The approval by

the Company’s

Board of Directors,

and approval by

Daughters’ LLC by

majority written consent, of
the

Third

Amended

and

Restated

Certificate

of

Incorporation

of

the

Company

(“Third

Amended

and

Restated
Charter”),

which

has

occurred.

The

Third

Amended

and

Restated

Charter

became

effective

upon

filing

with

the
Delaware Secretary of State on March 27, 2025 (the “Restated Charter Effective Date”).
●
The approval by the

Company’s Board of

Directors of the Amended

and Restated Bylaws of

the Company (“Restated
Bylaws”), which has occurred. The Restated Bylaws became effective on the Restated Charter Effective Date.
● The agreement by the Stockholder Parties not to convert any shares of Class A Common Stock (“Class A Shares”) into shares of

Common Stock

(“Common Shares”)

prior to

the later

of (i)

the Restated

Charter Effective

Date or

(ii) the
date

the

Company

obtained

an

amendment

to

its

Amended

and

Restated

Credit

Agreement

such

that

the

Class

A
Conversion, defined

below,

would not

result in

a “Change

of Control”

within the

meaning of

such agreement.

Both
conditions were met on March 27, 2025.
● The agreement by the Stockholder Parties that if Daughters’ LLC converts any Class A Shares into Common Shares, it will simultaneously convert all (but not less than all) Class A Shares into Common Shares (the “Class A Conversion”).
●
After

the

effective

date

of

the

Class

A

Conversion

(the

“Class

A

Conversion

Date”),

and

ending

on

the

12-month
anniversary

of

the

Class

A

Conversion

Date

(or,

if

earlier,

December 31, 2026),

certain

registration

rights

of

the
Members to offer or sell Common Shares in a registered offering under the Securities Act of 1933, as amended.
●
The adoption by the

Stockholder Parties of an

amended and restated limited

liability company operating agreement of
Daughters’ LLC, which provides

for certain changes

to permit Daughters’ LLC

to take the

actions provided for

in the
Conversion Agreement.
The

Conversion

Agreement,

including

the

documents

contemplated

by

that

agreement,

are

referred

to

collectively

as

the
“Transactions.”

The

Transactions

do

not

require

any

Stockholder

Party

to

convert

Class

A

Common

Shares

into

Common
Shares or to sell any Common Shares.
On February

25, 2025,

the Company’s

Board of

Directors approved

a new

$
500

million share

repurchase program.

The share
repurchase program authorizes

the Company,

in management’s

discretion, to repurchase

Common Stock from

time to time

for
an

aggregate purchase

price up

to $
500

million (exclusive

of any

fees, taxes,

commissions or

other expenses

related

to such
repurchases), subject to

market conditions and

other factors. The

actual timing, number

and value of

shares repurchased under
the

program

will be

determined by

management in

its discretion

and

will depend

on

a

number

of

factors,

including, but

not
limited to, the market price of the Common Stock and general market and economic conditions.

Index

The following reflects equity activity for the thirteen weeks ended March 1, 2025 and March 2, 2024 (in thousands):

Thirteen Weeks Ended March 1, 2025
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at November
30, 2024 $
703
$
48
$
(31,661)
$
78,600
$
(908)
$
1,998,585
$
6,116
$
2,051,483
Other comprehensive
income, net of tax — — — —
151
— —
151
Stock compensation
plan transactions
—
—
(3,835)
1,077
— — —
(2,758)
Dividends ($
3.456
per share)
Common — — — — —
(152,932)
—
(152,932)
Class A common — — — — —
(16,589)
—
(16,589)
Net income (loss) — — — — —
508,533
(380)
508,153
Balance at March 1,
2025 $
703
$
48
$
(35,496)
$
79,677
$
(757)
$
2,337,597
$
5,736
$
2,387,508

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

Index

Thirty-nine Weeks Ended March 1, 2025
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings Interest Total
Balance at June 1,
2024 $
703
$
48
$
(31,597)
$
76,371
$
(1,773)
$
1,756,395
$
(3,104)
$
1,797,043
Other comprehensive
income, net of tax — — — —
1,016
— —
1,016
Stock compensation
plan transactions
—
—
(3,899)
3,306
— — —
(593)
Contributions to
Crepini Foods LLC — — — — — —
6,485
6,485
Acquisition of
noncontrolling
interest in
MeadowCreek Foods
LLC — — — — —
(3,826)
3,826
—
Dividends ($
5.965
per share)
Common — — — — —
(263,918)
—
(263,918)
Class A common — — — — —
(28,627)
—
(28,627)
Net income (loss) — — — — —
877,573
(1,471)
876,102
Balance at March 1,
2025 $
703
$
48
$
(35,496)
$
79,677
$
(757)
$
2,337,597
$
5,736
$
2,387,508

Thirty-nine Weeks Ended March 2, 2024
Cal-Maine Foods, Inc. Stockholders
Common Stock
Class A Treasury Paid In
Accum.
Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at June 3,
2023
$

703
$

48
$

(30,008)
$

72,112
$

(2,886)
$

1,571,112
$

(1,498)
$

1,609,583
Other comprehensive
loss, net of tax — — — — 1,372 — —
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

Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 March 1, 2025 March 2, 2024
Numerator
Net income $
508,153
$
146,363
$
876,102
$
163,352
Less: Loss attributable to
noncontrolling interest
(380)
(349)
(1,471)
(1,295)
Net income attributable to Cal-Maine
Foods, Inc. $
508,533
$
146,712
$
877,573
$
164,647
Denominator
Weighted-average common shares
outstanding, basic
48,798
48,727
48,774
48,702
Effect of dilutive restricted shares
173
157
188
163
Weighted-average common shares
outstanding, diluted
48,971
48,884
48,962
48,865
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
10.42
$
3.01
$
17.99
$
3.38
Diluted $
10.38
$
3.00
$
17.92
$
3.37
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
The following table provides revenue disaggregated by product category (in thousands):

Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 March 1, 2025 March 2, 2024
Conventional shell egg sales $
1,016,438
$
413,619
$
2,118,065
$
919,498
Specialty shell egg sales
328,944
262,293
872,691
688,879
Egg products
61,024
21,759
136,850
63,994
Other
11,279
5,405
30,621
13,283
$
1,417,685
$
703,076
$
3,158,227
$
1,685,654
Note 9 - Stock Based Compensation
Total

stock-based compensation expense was

$
3.4

million and $
3.2

million for the thirty-nine

weeks ended March 1,

2025 and
March 2, 2024, respectively.
Unrecognized compensation

expense as

a result

of non-vested

shares of

restricted stock

outstanding under

the Amended

and
Restated 2012 Omnibus

Long-Term Incentive

Plan at March

1, 2025 of

$
9.2

million will be

recorded over a

weighted average
period of
2.3

years.

Refer to

Part II

Item 8,

Notes to

Consolidated Financial

Statements and

Supplementary Data,

Note 14

-
Stock Compensation Plans in our 2024 Annual Report for further information on our stock compensation plans.

Index

The Company’s restricted share activity for the thirty-nine weeks ended March 1, 2025 follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, June 1, 2024
277,954
$
49.38
Granted
47,700
109.97
Vested
(108,058)
41.32
Forfeited
(4,324)
53.43
Outstanding, March 1, 2025
213,272
$
66.93

Note 10 - Commitments and Contingencies
LEGAL PROCEEDINGS
Civil Investigative Demand
In March 2025, the Company received a

civil investigative demand from the Department of Justice

(“DOJ”) in connection with
an antitrust investigation

to determine whether

there is, has

been or may

be a violation

of the antitrust

laws by anticompetitive
conduct

by

and

among

egg

producers.

The

Company

is

cooperating

with

the

investigation.

Management

cannot

predict

the
eventual scope,

duration or

outcome of

this investigation

and is

unable to

estimate the

amount or

range of

potential losses,

if
any, at this time.
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
Texas.

On September

29, 2023,

the Supreme

Court of

Texas

denied the

Company’s

Petition for

Review and

remanded to

the
trial court

for further

proceedings. The

district court

entered a

pre-trial order

scheduling pre-trial

proceedings and

tentatively
setting

a

trial

date

for

August

11,

2025.

On

November 30,

2024,

the

State

filed

an

amended petition,

primarily

to

address

a
procedural

deficiency

that

required

the

State

to

generally

plead

it

was

seeking

monetary

relief

over

$
1.0

million

including
restitution,

civil

penalties,

attorney’s

fees

and

costs.

Pre-trial

proceedings

are

progressing

in

accordance

with

the

court’s
schedule. Management believes the risk of material loss related to this matter to be remote.
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

Index

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
appeal the trial court’s

decision. Another defendant posted a

bond for the remaining amount.

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

The parties

submitted their

post-trial briefs

on

January 20,

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

Index

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
Note 11 - Subsequent Events
Second Amendment to Amended and Restated Credit Agreement
On

March

25,

2025,

the

Company

entered

into

the

Second

Amendment

(the

“Second

Amendment”)

to

its

Amended

and
Restated Credit

Agreement (as

amended,

the “Credit

Agreement”)). Under

the

Credit Agreement,

a Change

of

Control is

an
event

of

default.

The

Second

Amendment

amended

the

definition

of

Change

of

Control

to

exclude

from

that

definition

the
conversion (the “Class A Conversion”) of all outstanding shares of the Company’s Class A Common Stock into Common Stock in accordance with the Conversion Agreement.
Under the Second Amendment, prior to the Class A Conversion, the definition of Change of Control is unchanged. On and after the Class A

Conversion, Change of Control

will mean any

of (i) the

acquisition by any “person”

or “group” (as

such terms are
used in

sections 13(d)

and 14(d)

of the

Securities Exchange

Act of

1934, as

amended) at

any time

of beneficial

ownership of
30.0
% or more of

the outstanding capital stock

or other equity interests

of the Company on

a fully-diluted basis, (ii)

the failure
of individuals who

are members of

the board of

directors (or similar

governing body) of

the Company on

the effective date

of
the Second Amendment (together with any new or replacement directors whose initial nomination for election was approved by a majority of the directors who were either directors on the effective date of the Second Amendment or previously so approved)
to constitute a majority

of the board of

directors (or similar governing

body) of the

Company, or

(iii) any “Change of

Control”
(or words of

like import), as

defined in any

agreement or indenture

relating to any

issue of Material

Indebtedness of any

Loan
Party or any Subsidiary of a Loan Party (each as defined in the Credit Agreement), shall occur.
For

additional

information

regarding

the

Credit

Facility,

see

Note

10

–

Credit

Facility

to

the

audited

consolidated

financial
statements included in the 2024 Annual Report.

Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws
On

March

27,

2025,

the

Company’s

Third

Amended

and

Restated

Certificate

of

Incorporation

was

filed

with

the

Delaware
Secretary

of

State

and

became

effective.

Also

on

March

27,

2025,

the

Company’s

Amended

and

Restated

Bylaws

became
effective.
Agreement to Acquire Echo Lake Foods, Inc.
On

April

8,

2025,

the

Company

signed

a

definitive

agreement

to

acquire

Echo

Lake

Foods,

Inc.

(“Echo

Lake

Foods”)

for
approximately $
258

million, excluding

expected tax

assets resulting

from the

transaction, to

be funded

with available

cash on
hand. Echo

Lake Foods

was founded

in 1941

and acquired

by the

Meinerz family

in 1981.

Based in

Burlington, Wisconsin,
Echo Lake Foods produces, packages, markets and distributes ready-to-eat egg products and breakfast foods, including waffles,
pancakes, scrambled eggs, frozen cooked omelets, egg patties,

toast and diced eggs. The transaction has

been approved by both
companies’ boards of directors and

is expected to close

by the end of

fiscal 2025 following completion of

regulatory approvals
and subject to customary closing conditions.

The transaction is not subject to shareholder approval.

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

Part II
Item 1A

Risk Factors

of this

Quarterly Report

on Form

10-Q and

Part I

Item 1A

Risk Factors

of our

Annual Report

on Form
10-K

for

the

year

ended

June

1,

2024,

as

well

as

those

included

in

other

reports

we

file

from

time

to

time

with

the

SEC
(including our Quarterly Reports on Form 10-Q and Current Reports on Form

8-K), (ii) the effect of the potential conversion of
all of

the Company’s

Class A

Common Stock

into Common

Stock and

resulting loss

by the

Company of

controlled company
status under

the rules

of The

Nasdaq Stock

Market on

the trading

price of

the Company’s

Common Stock,

the ability

of the
Company to

retain and

hire key

personnel and

maintain relationships

with its

customers and

suppliers, and

on the

Company’s
operating results

and business

generally,

(iii) the

impact on

the

trading price

of the

Company’s

Common Stock

as a

result of
the sale

or marketing, or

potential sale or

marketing, of a

significant number of

shares of

the Company’s

Common Stock held
by the family of our

late founder, Fred R.

Adams Jr., as

part of their potential portfolio diversification

efforts, (iv) the risks and
hazards

inherent

in

the

shell

egg

business

(including

disease,

pests,

weather

conditions,

and

potential

for

product

recall),
including but not limited to the current outbreak of HPAI affecting poultry in the U.S., Canada and other countries that was first
detected in commercial flocks in the U.S. in February 2022

and that first impacted our flocks in December 2023, (v)

changes in
the

demand for

and

market prices

of

shell eggs

and feed

costs, (vi)

the impacts

and potential

future

impacts of

government,
customer and consumer

reactions to recent

high market prices

for eggs, including

but not limited

to efforts

to increase imports
of

eggs

and

egg

products,

pressure

to

change

long-standing pricing

frameworks,

lower

consumer demand

for

eggs,

and

the
pending DOJ

antitrust investigation,

(vii) our

ability to

predict and

meet demand

for cage-free

and other

specialty eggs,

(viii)
risks,

changes, or

obligations that

could result

from our

recent or

future acquisition

of new

flocks or

businesses and

risks

or
changes that

may cause

conditions to

completing a

pending acquisition,

such as

the pending

acquisition of

Echo Lake

Foods,
not to

be met,

(ix) risks

relating to

changes in

inflation and

interest rates,

(x) our

ability to

retain existing

customers, acquire
new

customers

and

grow

our

product

mix,

(xi)

adverse

results

in

pending

litigation

and

other

legal

matters,

and

(xii)

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

made

only

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

48.9
million

layers

and

12.3

million

pullets

and

breeders

is

the

largest

in

the

U.S.

We

sell

our

shell

eggs

and

egg

products

to

a
diverse group of customers,

including national and regional

grocery store chains, club

stores, companies servicing independent

Index

supermarkets in

the U.S.,

foodservice distributors

and egg

product customers

throughout the

majority of

the U.S.

and aim

to
maintain efficient, state-of-the-art operations located close to our customers.

Our operating

results are

materially impacted

by market

prices for

eggs and

feed grains

(corn

and soybean

meal), which

are
highly

volatile,

independent

of

each

other,

and

out

of

our

control.

Generally,

higher

market

prices

for

eggs

have

a

positive
impact

on

our

financial

results

while

higher

market

prices

for

feed

grains

have

a

negative

impact

on

our

financial

results.
Although we

use a

variety of

pricing frameworks

with our

customers for

conventional and specialty

eggs, we

sell most

of our
conventional

shell

eggs

based

on

formulas

that

consider,

in

varying

ways,

independently

quoted

regional

wholesale

market
prices for shell eggs or formulas related to our costs of production which include the cost of corn and soybean meal. We sell the
majority

of

our

specialty

eggs

at

prices

and

terms

negotiated

directly

with

our

customers.

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
HPAI
Outbreaks of HPAI

have continued to

occur in U.S.

poultry flocks. In

calendar year 2024,

40.2 million commercial

layer hens
and pullets

were depopulated

due to

HPAI,

and in

calendar year

2025, an

additional 32.9

million commercial

layer hens

and
pullets

have

been

depopulated

through

March.

The

United

States

Depart

of

Agriculture

(the

“USDA”)

reported

that

the
estimated table-egg layer flock was approximately 285 million as of March 1, 2025, the lowest level since September 2015.
HPAI

is

currently

widespread

in

the

wild

bird

population

worldwide.

We

remain

dedicated

to

robust

biosecurity

programs
across our

locations and

have invested

more than

$70 million

in biosecurity

technology,

equipment, procedures,

and training
across our locations since the last major HPAI outbreak in 2015. However,

no farm is immune from HPAI. For example, during
the third and

fourth quarters of

fiscal 2024, we

experienced HPAI

outbreaks within our

facilities located in

Kansas and Texas,
which

are now

fully

operational. According

to

the

U.S.

Centers for

Disease Control

and Prevention

(“CDC”), as

of April

1,
2025,

there were

outbreaks

in 996

herds

of

dairy

cows

in

17

states,

and 70

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

Index

We

have taken proactive

steps to help

mitigate the tight

egg supply situation

across the country.

Our efforts

resulted in a

14%
increase

in

the

average

number

of

layer

hens

(reflecting

both

organic

and

inorganic

expansion)

and

a

24%

increase

in

total
chicks hatched during

the third quarter

of fiscal 2025

compared to the

prior-year quarter.

Our breeder flocks

increased 33% as
of

the

end

of

the

third

fiscal

quarter

of

2025

compared

to

the

end

of

the

prior-year

quarter.

We

also

continue

to

invest

in
expansion

projects,

including

expected

completion

in

calendar

2025

of

approximately

$60

million

in

ongoing

expansion
projects

within

our

current

operations

that

are

expected

to

add

approximately

1.1

million

cage-free

layer

hens

and

250,000
pullets,

and

the

successful

conversion

of

a

new

egg

processing

facility

and

hatchery

in

Dexter,

Missouri,

projected

to

add
additional capacity of 1.2 million free range hens by calendar year end.
CAGE-FREE EGGS
Ten

states have

passed

legislation or

regulations mandating

minimum space

or

cage-free requirements

for

egg production

or
mandated

the

sale

of

only

cage-free

eggs

and

egg

products

in

their

states,

with

implementation

of

these

laws

ranging

from
January 2022

to January

2030. These

states represent

approximately 27%

of

the U.S.

total population

according to

the 2020
U.S. Census.

California, Massachusetts,

Colorado, Michigan,

Oregon, Washington,

and Nevada,

which collectively

represent
approximately 23% of the total estimated U.S. population, have cage-free legislation currently in effect.

Due to the national egg
shortage caused

by HPAI,

Nevada temporarily

suspended the

cage-free egg

mandate and

other states

are considering

similar
actions.
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
for future

expansion will

continue to

include cage-free

facilities. Our

volume of

cage-free egg

sales has

continued to

increase
and account

for a

larger share

of our

product mix.

Cage-free egg

revenue represented

approximately 19.2%

of our

total shell
egg revenue for the third quarter of fiscal year 2025. At the same time, we understand the importance of our continued ability to provide

conventional

eggs

in

order

to

provide

our

customers

with

a

variety

of

egg

choices

and

to

address

hunger

in

our
communities.

For

additional

information,

see

the

2024

Annual

Report,

Part

I

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government Regulation,”

and the

first risk

factor in

Part I

Item 1A,

“Risk Factors”

under the

sub-
heading “Legal and Regulatory Risk Factors.”
ACQUISITIONS
Effective February

3, 2025,

we acquired

certain assets

of Deal-Rite

Foods, Inc.

and certain

of its

affiliates (“Deal-Rite”).

The
assets

acquired

included

two

feed

mills,

storage

facilities,

usable

grain,

vehicles,

related

equipment

and

a

retail

feed

sales
business

located

in

North

Carolina.

The

acquired

assets

will

produce

and

deliver

feed

to

our

nearby

shell

egg

production
facilities.
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

Index

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

an opportunity

to expand

our market

presence in

Utah and

the western

U.S., particularly

for cage-free

eggs. In

fourth
quarter 2024, we

acquired a broiler

processing plant, hatchery

and feed mill

in Dexter,

Missouri, which we

repurposed for use
in shell egg production.
EXECUTIVE OVERVIEW
For the

third quarter

and first

three quarters of

fiscal 2025,

we recorded

a gross

profit of

$716.1 million

and $1,319.4

million,
respectively, compared to $218.6

million and $355.1 million, respectively,

for the same periods of fiscal 2024, primarily driven
by an

increase in

the net

average selling

price of

shell eggs,

primarily conventional

egg prices,

as well

as an

increase in

total
dozens

sold.

Our

results

were

also

positively

impacted

by

lower

feed

costs

and

our

recent

acquisitions

discussed

above,
partially offset by an increase in the volume and price of outside egg purchases.
Our net

average selling

price per

dozen for

the third

quarter of

fiscal 2025

was $4.060

compared to

$2.247 in

the prior-year
period. Conventional egg

prices per dozen

were $4.766

compared to $2.152

for the prior-year

period, and specialty

egg prices
per dozen were $2.784 compared to $2.415 for the prior-year period. Egg prices in the third quarter of fiscal 2025 were elevated compared to the prior-year period primarily due to the resurgence of HPAI outbreaks, which decreased supply during the higher
seasonal demand cycle. According to

the USDA, the monthly average

size of the layer hen

flock from December 2024 through
February

(which most

closely

aligns with

our

third fiscal

quarter)

2025

was

approximately 302.7

million

hens,

which

was a
decrease of

11.0 million

layers,

or 3.5%,

compared to

the same

period in

the prior

year.

The daily

average price for

the Urner
Barry southeast

large index

for the

third quarter

of fiscal

2025 increased

156% from

the comparable

period in

the prior

year.
Subsequent to third quarter fiscal

2025, the Urner Barry southeast

large index decreased to

$3.99 per dozen as of

April 4, 2025
from a high of $8.69 per dozen as of February 28, 2025. For more information about historical shell egg prices, see Part I Item I of our 2024 Annual Report.

Our dozens sold for

the third quarter of

fiscal 2025 increased 10.2%

compared to the third

quarter of fiscal 2025.

Demand was
strong

during

the

third

fiscal

quarter,

which

is

typically

a

period

of

higher

seasonal

demand.

We

believe

that

other

factors
positively

impacting

demand

included

severe

weather

events

during

the

quarter,

including

the

historic

snowstorms

in

the
southern U.S. in

January 2025, which

prompted families to

stock up on

staples including eggs,

and reported recommendations
of

eggs

as

a

good

source

of

lean

protein

for

individuals

taking

GLP-1

medications.

In

addition

to

strong

consumer

demand
during the quarter,

we had an

increase in production capacity

with the acquisitions of

the commercial shell egg

production and
processing business of ISE during the first quarter of fiscal 2025.
Our farm

production costs

per dozen

produced for

the third

quarter of

fiscal 2025

decreased 5.7%,

or $0.06

compared to

the
prior year period,

primarily due to

lower feed costs.

Feed costs per

dozen produced decreased 9.6%,

or $0.05, compared

to the
third quarter

of fiscal

2024, primarily

due to

lower feed

ingredient prices.

For information

about historical

corn and

soybean
meal prices,

see Part

I Item

I of

our 2024

Annual Report.

Our egg

purchases and

other cost

of sales

increased $163.8

million
quarter-over-quarter and

$397.8 million

comparing year-to-date

periods, primarily

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
Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025
March 2, 2024 March 1, 2025 March 2, 2024
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 49.5% 68.9% 58.2% 78.9%
Gross profit 50.5% 31.1% 41.8% 21.1%
Selling, general and administrative 5.6% 9.3% 7.0% 11.6%
(Gain) loss on involuntary conversions — % (1.4) % — % (0.6) %
Operating income 44.9% 23.2% 34.8% 10.1%
Total other income, net 1.9% 3.2% 1.6% 2.2%
Income before income taxes 46.8% 26.4% 36.4% 12.3%
Income tax expense 10.9% 5.5% 8.7% 2.6%
Net income 35.9% 20.9% 27.7% 9.7%
Less: Loss attributable to noncontrolling
interest — % — % — % (0.1) %
Net income attributable to Cal-Maine
Foods, Inc. 35.9% 20.9% 27.7% 9.8%
NET SALES
Total

net sales

for the

third quarter

of fiscal

2025 were

$1.4 billion

compared to

$703.1 million

for the

same period

of fiscal
2024.
Shell egg sales

represented 94.9% and 96.1%

of total net

sales for the

third quarters of fiscal

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

thirty-nine weeks

ended March

1, 2025

were $3.2

billion, compared

to $1.7

billion for

the comparable
period of fiscal 2024.
Shell egg

sales represented

94.7% and

95.4% of

total net

sales for

the thirty-nine

weeks ended

March 1,

2025 and

March 2,
2024, respectively.

Index

The table below presents net sales in key categories (in thousands, except percentage data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 % Change March 1, 2025 March 2, 2024 % Change
Shell Eggs $ 1,345,382 $ 675,912 99.0% $ 2,990,756 $ 1,608,377 85.9%
Egg products 61,024 21,759 180.5 136,850 63,994 113.8
Other 11,279 5,405 108.7 30,621 13,283 130.5
Total net sales $ 1,417,685 $ 703,076 101.6% $ 3,158,227 $ 1,685,654 87.4%
The table below presents an analysis of our shell egg sales (in thousands, except percentage data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024 March 1, 2025 March 2, 2024
Shell egg sales
Conventional $ 1,016,438 75.6% $ 413,619 61.2% $ 2,118,065 70.8% $ 919,498 57.2%
Specialty 328,944 24.4 262,293 38.8% 872,691 29.2 688,879 42.8
Total shell egg sales $ 1,345,382 100.0% $ 675,912 100.0% $ 2,990,756 100.0% $ 1,608,377 100.0%
Dozens sold
Conventional 213,247 64.3% 192,182 63.9% 622,833 64.1% 566,174 65.7%
Specialty 118,148 35.7 108,597 36.1 348,385 35.9 295,904 34.3
Total dozens sold 331,395 100.0% 300,779 100.0% 971,218 100.0% 862,078 100.0%
Net average selling price per dozen
Conventional $ 4.766 $ 2.152 $ 3.401 $ 1.624
Specialty $ 2.784 $ 2.415 $ 2.505 $ 2.328
All shell eggs $ 4.060 $ 2.247 $ 3.079 $ 1.866
Shell egg sales
Third Quarter – Fiscal 2025 vs. Fiscal 2024
-
In the

third quarter of

fiscal 2025,

conventional egg sales

increased $602.8 million,

or 145.7%,

compared to the

third
quarter

of

fiscal

2024,

primarily

due

to

a

121.5%

increase

in

the

prices

for

conventional

eggs,

which

resulted

in

a
$557.4 million increase in net sales, and a 11.0%

increase in the volume of conventional eggs sold, which resulted in a
$45.3 million increase in net sales. Results for

the third quarter of 2025 were positively impacted

by our acquisition of
ISE during the

current fiscal year

as well as

the resumption of

full operations at

our facility in

Chase, KS, which

was
shut down in the prior year quarter due to an HPAI outbreak.
-
Specialty egg sales increased

$66.7 million, or 25.4%,

in the third quarter

of fiscal 2025 compared

to the third quarter
of

fiscal

2024,

primarily

due

to

a

15.3%

increase

in

prices

for

specialty

eggs,

which

resulted

in

a

$43.6

million
increase

in

net

sales

and

a

8.8%

increase

in

the

volume

of

specialty

eggs

sold,

which

resulted

in

a

$23.1

million
increase in net sales.
- See “Executive Overview” above for additional discussion.
Thirty-nine weeks – Fiscal 2025 vs. Fiscal 2024
-

For the thirty-nine weeks ended March 1, 2025,

conventional egg sales increased $1.2 billion, or 130.4%, compared to the

same

period

of

fiscal

2024,

primarily

due

to

the

increase

in

the

prices

for

conventional

shell

eggs.

Prices

for
conventional

eggs increased

109.4%, which

resulted in

a $1.1

billion increase

in net

sales. A

10.0% increase

in the
volume of conventional eggs sold resulted in a $92.0 million increase in net sales.
-
Specialty egg

sales increased

$183.8 million,

or 26.7%,

for the

thirty-nine weeks

ended March

1, 2025

compared to
the same period in

fiscal 2024, primarily due

to a 17.7% increase

in the volume of

specialty eggs sold, which

resulted
in a

$122.2 million

increase in

net sales

and a

7.6% increase

in prices

for specialty

eggs, which

resulted in

a $61.7
million increase in net sales.

Index

Egg products sales
Third Quarter – Fiscal 2025 vs. Fiscal 2024
-
Egg

products

sales

increased

$39.3

million,

or

180.5%,

for

the

third

quarter

of

fiscal

2025

compared

to

the

same
period of

fiscal 2024,

primarily due

to a

200.5% increase

in sales

of liquid

eggs, which

had a

$22.0 million

positive
impact on net

sales, and

a 46.1% increase

in liquid eggs

pounds sold, which

resulted in a

$6.6 million increase

in net
sales. Results for the third quarter of 2025 were positively impacted by our recent acquisition of ISE, which included a
breaking facility.
-
Sales from

hard-cooked eggs

increased $6.6

million or

181.5% in

the third

quarter of

fiscal 2025

compared to

fiscal
2024 as more processing capabilities are coming online from our investments in MeadowCreek.
Thirty-nine weeks – Fiscal 2025 vs. Fiscal 2024
-

Egg

products

sales

increased

$72.9

million,

or

113.8%,

primarily

due

to

a

118.0%

increase

in

sales

of

liquid

eggs,
which

had

a

$31.6

million

positive

impact

on

net

sales,

and

a

42.0%

increase

in

liquid

eggs

pounds

sold,

which
resulted in a $17.4 million increase in net sales.
-
Sales from hard-cooked eggs increased $18.7

million, or 188.6%, in the

first three quarters of fiscal 2025

compared to
the same period in fiscal 2024, primarily for the reasons described above.
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
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024
%
Change March 1, 2025 March 2, 2024
%
Change
Cost of sales
Farm production $ 266,056 $ 248,650 7.0% $ 766,003 $ 760,525 0.7%
Processing, packaging,
and warehouse 101,631 86,423 17.6 292,165 253,096 15.4
Egg purchases and other
cost of sales 291,703 127,925 128.0 658,182 260,375 152.8
Egg products 42,180 21,506 96.1 122,502 56,523 116.7
Total cost of sales $ 701,570 $ 484,504 44.8% $ 1,838,852 $ 1,330,519 38.2%
Farm production costs (per
dozen produced)
Feed $ 0.492 $ 0.544 (9.6) % $ 0.489 $ 0.564 (13.3) %
Other $ 0.418 $ 0.421 (0.7) % $ 0.420 $ 0.431 (2.6) %
Total farm production cost $ 0.910 $ 0.965 (5.7) % $ 0.909 $ 0.995 (8.6) %
Outside egg purchases
(average cost per dozen) $ 5.10 $ 2.44 109.0% $ 3.69 $ 2.09 76.6%
Dozens produced 293,087 259,527 12.9% 847,962 774,984 9.4%
Percent produced to sold 88.4% 86.3% 2.4% 87.3% 89.9% (2.9) %

Index

Farm Production
Third Quarter – Fiscal 2025 vs. Fiscal 2024
-
Feed

costs

per

dozen

produced

decreased

9.6%

in

the

third

quarter

of

fiscal

2025

compared

to

the

third

quarter

of
fiscal 2024.

This decrease

was primarily

due to

lower prices

for soybean

meal, one

of our

primary feed

ingredients.
The decrease in feed cost per dozen resulted in a decrease in cost of sales of $15.2 million for the third quarter of fiscal
2025 compared to the prior period quarter.

-
For the

third quarter of

fiscal 2025,

the average Chicago

Board of Trade

(“CBOT”) daily

market price was

$4.68 per
bushel

of

corn

and

$298

per

ton

of

soybean

meal,

representing

an

increase

of

3.8%

and

a

decrease

of

19.3%,
respectively, as compared to the average CBOT daily market prices for the third quarter of fiscal 2024.

-
Other farm production

costs decreased primarily due

to lower flock

amortization. Feed costs reached

their peak in the
second quarter of

fiscal 2023 and

have since trended

downward. Lower costs

result in lower

capitalized values of

the
flocks during the grow out phase, which reduced amortization cost over time.

Thirty-nine weeks – Fiscal 2025 vs. Fiscal 2024
-
Feed costs per

dozen produced decreased

13.3% in the

thirty-nine weeks ended

March 1, 2025

compared to the

same
period of

fiscal 2024, primarily

due to

lower feed

ingredient prices. The

decrease in

feed cost

per dozen

resulted in a
decrease in cost of sales of $63.6 million compared to the prior year period.
-
For the

year-to-date period,

the average

CBOT daily

market price

was $4.29

per bushel

of corn

and $316

per ton

of
soybean meal, representing decreases of

11.8%

and 21.5%, respectively,

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

Processing, packaging, and warehouse
Third Quarter – Fiscal 2025 vs. Fiscal 2024
-
Processing,

packaging,

and

warehouse

costs

increased

17.6%

compared

to

the

third

quarter

of

fiscal

2024

due

to

a
13.5% increase in the volume of processed dozens as well as an increase in costs of packaging materials.

Thirty-nine weeks – Fiscal 2025 vs. Fiscal 2024
-
Processing,

packaging,

and

warehouse

costs

increased

15.4%

compared

to

the

first

three

quarters

of

fiscal

2025,
primarily

due

a

10.3%

increase

in

the

volume

of

processed

dozens

as

well

as

an

increase

in

costs

of

packaging
materials.
Egg purchases and other cost of sales
Third Quarter – Fiscal 2025 vs. Fiscal 2024
-
Costs in

this category

increased primarily due

to higher

shell egg

prices as

the average

cost per

dozen of

outside egg
purchases increased 109.0%

compared to third

quarter of fiscal

2024, as well

as due to

an increase of

8.8% in dozens
purchased.

Dozens

purchased

increased

due

to

purchasing

more

eggs

to

supply

our

customers

during

the

higher
seasonal demand cycle while the nation experienced lower supply due to HPAI.
Thirty-nine weeks – Fiscal 2025 vs. Fiscal 2024
-
Costs in

this category

increased primarily due

to higher

shell egg

prices as

the average

cost per

dozen of

outside egg
purchases increased

76.6% compared

to fiscal

2024, as

well as

an increase

of 46.2%

in dozens

purchased, primarily
for the reasons described above.
GROSS PROFIT

Gross profit for the thirteen weeks ended

March 1, 2025 was $716.1 million compared

to $218.6 million for the same period

of

2024. Gross

profit for

the thirty-nine

weeks ended

March 1,

2025 was

$1.3 billion

compared to

$355.1 million

for the

same
period of

2024. The

increases were

primarily due

to higher

net average

selling prices,

particularly for

conventional eggs,

and

Index

higher

volumes,

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

maintain and operate our

fleet of
trucks to

deliver products

to customers

including the

related payroll

expenses. Marketing

expense includes

franchise fees

that
are

submitted

to

Eggland’s

Best,

Inc.

(“EB”)

to

support

the

EB

brand,

brokerage

and

commission

fees,

and

other

general
marketing expenses

such as

payroll expenses

for our

in-house sales

team. Other

general and

administrative expenses

include
corporate payroll

related expenses

and other

general corporate

overhead costs.

The following

table presents

an analysis

of our
SGA expenses (in thousands):
Thirteen Weeks Ended
March 1, 2025 March 2, 2024 $ Change % Change
Delivery expense $ 23,476 $ 18,832 $ 4,644 24.7%
Marketing expense 11,240 14,149 (2,909) (20.6) %
Other general and administrative
expenses 45,251 33,039 12,212 37.0%
Total $ 79,967 $ 66,020 $ 13,947 21.1%
Third Quarter – Fiscal 2025 vs. Fiscal 2024
Delivery expense
-
The increased delivery expense is primarily due to an increase in our sales volumes of egg and egg products

compared
to

the

prior

year

period.

Contract

trucking

expenses

increased

in

connection

with

our

acquisition

of

ISE

and

our
facility in

Chase, KS

being

fully

operational in

the

current fiscal

quarter.

We

also obtained

some new

business and
additional shipping routes in order to meet our customers’ needs at their locations.
Marketing expense
-
The decrease in marketing

expense is primarily due to

a decrease in franchise fees.

The higher prices for conventional
eggs compared to specialty eggs diminished the need to promote specialty eggs; as a result EB temporarily reduced the related franchise fees for certain specialty egg brands to encourage continued production of these branded eggs.
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

Notes to

Condensed
Consolidated Financial Statements included in this Quarterly Report.
Thirty-nine Weeks Ended
March 1, 2025 March 2, 2024
$ Change % Change
Delivery expense $ 68,206 $ 54,229 $ 13,977 25.8%
Marketing expense 40,666 38,809 1,857 4.8%
Litigation loss contingency accrual — 19,648 (19,648) (100.0) %
Other general and administrative
expenses 110,660 82,158 28,502 34.7%
Total $ 219,532 $ 194,844 $ 24,688 12.7%
Thirty-six weeks – Fiscal 2025 vs. Fiscal 2024
Delivery expense
-
The increased delivery expense is primarily due to the reasons described above

Index

Marketing expense
-
The increase

in marketing

expense is

primarily due

to an

increase in

franchise fees

in the

first half

of fiscal

2025 as
specialty

egg

sales

increased,

partially

offset

by

the

reduction

in

fees

in

the

third

quarter

of

fiscal

2025

described
above.
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
GAIN ON INVOLUNTARY

CONVERSION
In the third quarter of fiscal 2024, we recorded a gain of $9.9 million due to recoveries under indemnity and insurance programs that exceeded the amortized book value of the covered assets and our direct costs, primarily related to the HPAI

outbreak at our
Kansas facility.
OPERATING

INCOME
For the

third quarter of

fiscal 2025,

we recorded

operating income of

$635.7 million

compared to

operating income of

$162.8
million for the same period of fiscal 2024.
For the thirty-nine weeks ended March 1,

2025, we recorded operating income of $1.1 billion

compared to operating income of
$170.3 million for the same period of fiscal 2024.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, equity in

income or loss of

unconsolidated entities, and patronage

dividends, among other

items. Patronage dividends
are paid to us from our membership in the EB cooperative.
For the third quarter of fiscal 2025, we

earned $12.8 million of interest income compared to $7.8 million for the same period of
fiscal 2024, primarily due to higher average cash and cash

equivalents and investment securities available-for-sale balances and yields. The Company recorded interest expense of $146 thousand and $247 thousand for the third quarters ended March 1, 2025 and March 2, 2024, respectively.
For the

thirty-nine weeks ended

March 1, 2025,

we earned $32.6

million of

interest income compared

to $22.4 million

for the
same period

of fiscal

2024, primarily due

to higher

average cash

and cash

equivalents and

investment securities

available-for-
sale balances and yields. The Company recorded interest expense of $457 thousand and $523 thousand for the thirty-nine weeks ended March 1, 2025 and March 2, 2024, respectively.
INCOME TAXES
For the third quarter

of fiscal 2025, our

pre-tax income was $663.0

million, compared to $185.2 million

for the third quarter

of
fiscal 2024. Income tax expense of $154.9 million

was recorded for third quarter 2025 with

an effective tax rate of 23.4%.

This
includes the

discrete tax

benefit of

$5.7 million

associated with

the fiscal

2024 provision-to-return

adjustments. Excluding the
discrete tax

benefit, income

tax expense

was $160.8

million for

the third

quarter of

fiscal 2025

with an

adjusted effective

tax
rate

of

24.2%.

For

the

third

quarter

2024,

income

tax

expense

was

$38.8

million

with

an

effective

tax

rate

of

21.0%.

This
includes the

discrete tax

benefit of

$6.4 million

associated with

the fiscal

2023 provision-to-return

adjustments. Excluding the
discrete tax benefit, income tax expense was $45.2 million with an adjusted effective tax rate of 24.4%.
For

the

thirty-nine

weeks

ended

March

1,

2025,

pre-tax

income

was

$1.1

billion,

compared

to

$208.0

million

for

the

same
period of fiscal

2024. Income tax

expense of $273.8

million was recorded

for the thirty-nine

weeks ended March

1, 2025 with
an effective tax rate of 23.8%. This includes the discrete tax benefit of $5.7 million associated with the fiscal 2024 provision-to-
return adjustments.

Excluding the

discrete tax

benefit, income

tax expense

was $279.5

million with

an adjusted

effective

tax
rate of

24.3%. For

the same

period of

fiscal 2024,

income tax

expense was

$44.7 million

with an

effective tax

rate of

21.5%.

Index

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
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income attributable

to Cal-Maine Foods,

Inc. for the

third quarter ended

March 1, 2025

was $508.5 million,

or $10.42 per
basic and $10.38 per diluted common share, compared to net income attributable to Cal-Maine Foods, Inc. of $146.7 million, or
$3.01 per basic and $3.00 per diluted common share, for the same period of fiscal 2024.
Net income attributable to Cal-Maine Foods, Inc. for the thirty-nine weeks ended March 1, 2025, was $877.6 million, or

$17.99
per

basic

and

$17.92

per

diluted

common

share,

compared

to

net

income

attributable

to

Cal-Maine

Foods,

Inc.

of

$164.6
million or $3.38 per basic and $3.37 per diluted common share, for the same period of fiscal 2024.
LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Current Ratio
Our working

capital was

$1.5 billion

at March

1, 2025

compared to

$1.0 billion

at June

1, 2024.

The calculation

of working
capital is defined as current

assets less current liabilities. Our current ratio

was 3.9 at March 1,

2025 compared to 5.5 at June

1,
2024. The

decrease in

our current

ratio is

primarily due

to the

increase in

both income

taxes and

trade payables.

The current
ratio is calculated by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For the

thirty-nine weeks

ended March

1, 2025,

$811.7 million

in net

cash was

provided by

operating activities,

compared to
$237.6

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2024.

The

increase

in

cash

flow

from
operating

activities

resulted

primarily

from

higher

net

average

selling

prices

per

dozen,

particularly

for

conventional

eggs,
increased

volume

of

sales

and

a

decrease

in

feed

ingredient

costs

compared

to

the

prior-year

period,

partially

offset

by

the
increase in volume and price of outside egg purchases.
Cash Flows from Investing Activities
For the thirty-nine weeks ended March 1, 2025,

$385.1 million was used in investing activities, primarily due to the acquisition
of assets of

ISE, and purchases of

property, plant

and equipment compared

to $118.4

million used in

investing activities in the
same period of fiscal 2024, primarily

due to purchases of investment securities.

Purchases of investment securities were $813.1
million during the thirty-nine weeks ended March 1, 2025 and sales and maturities of investment securities were $654.4 million
during the period. Sales

and maturities of investment securities

were $273.9 million in the

prior year period while

purchases of
investment

securities were

$243.5

million

during

the

period.

The

increase

in

sales

and

maturities

of

investment

securities

is
primarily due

to the

maturities of

short-term investments

during the

first three

quarters of

fiscal 2025.

Cash paid

for business
acquisitions

was

$116.2

million

in

the

thirty-nine

weeks

ended

March

1,

2025,

primarily

related

to

the

ISE

acquisition,

and
$53.7 million in the prior year period, related to the Fassio acquisition. Purchases of property,

plant and equipment were $115.4
million and

$96.0 million

in the

first three

quarters of

fiscal 2025

and 2024,

respectively,

primarily reflecting

progress on

our
construction projects.
Cash Flows from Financing Activities
We

paid

dividends of

$160.8 million

for the

thirty-nine weeks

ended March

1,

2025

compared to

$43.0 million

in the

same
prior-year period.
As of

March 1,

2025, cash

increased $259.4

million since

June 1,

2024, compared

to $74.3

million during

the same

period of
fiscal 2024. The increase is primarily due to the increase in net sales during fiscal 2025.

Index

Credit Facility
On

November

15,

2021,

we

entered

into

a

credit

agreement

that

provides

for

a

senior

secured

revolving

credit

facility

(the
“Credit Facility”), in an initial aggregate principal amount of up to

$250 million with a five-year term. As of March 1, 2025,

no
amounts were borrowed under

the Credit Facility and

we had $4.7

million in outstanding

standby letters of

credit issued under
our Credit Facility for the

benefit of certain insurance companies. On

March 25, 2025, we entered

into the Second Amendment
to

the

Credit

Facility.

Refer

to

Part

I.

Item

I,

Notes

to

Consolidated

Financial

Statements,
Note 11 – Subsequent Events
,
included

in

this

report,

Exhibit

10.2

to

this

report

and

Part

II

Item

8,

Notes

to

Consolidated

Financial

Statements

and
Supplementary Data, Note 10

- Credit Facility included

in our 2024

Annual Report for further

information regarding our long-
term debt.
Share Repurchase Program
On February

25, 2025,

the Board

of Directors

approved a

new $500

million share

repurchase program.

The share

repurchase
program authorizes the Company, in management’s discretion, to repurchase Common Stock from time to time for an aggregate purchase price

up to

$500 million

(exclusive of

any fees,

taxes, commissions

or other

expenses related

to such

repurchases),
subject to

market conditions

and other

factors. The

actual timing,

number and

value of

shares repurchased

under the

program
will be

determined by

management in

its discretion

and will

depend on

a number

of factors,

including, but

not limited

to, the
market price of the Common Stock and general market and economic conditions.
The Company expects to strategically and opportunistically repurchase shares from time to time through solicited or unsolicited transactions in the

open market, in

privately negotiated transactions

or by other

means in accordance

with securities laws.

It is
also

possible

that

the

Company could

use

a

portion of

its share

repurchase

program to

repurchase

some of

the

shares

of

the
Company’s

Common

Stock

held

by

the

family

of

our

late

founder,

Fred

R.

Adams

Jr.,

as

part

of

their

potential

portfolio
diversification.

Any

repurchases

from

the

family

would

require

special

approval

from

a

Special

Committee

of

the

Board

of
Directors.

The

Company

expects

that

share

repurchases

under

the

program

will

be

funded

from

one

or

a

combination

of
existing cash

balances and

future free

cash flow.

The share

repurchase program

does not

obligate the

Company to

repurchase
any specific

amount of

shares, does

not have

an expiration

date, and

may be

suspended, modified

or discontinued

at any

time
without prior notice.
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$169.5

million,

or
approximately $3.456 per share, to holders

of our Common Stock and Class

A Common Stock with respect to

our third quarter
of fiscal 2025. The amount paid per share will vary based on the number of outstanding shares on the record date. The dividend is payable on May 15, 2025 to holders of record on April 30, 2025.

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

construction projects to

increase our cage-free
production

capacity.

We

continue to

monitor the

increasing demand

for cage-free

eggs and

to

engage with

our

customers

in
efforts

to achieve

a smooth

transition toward

their announced

timelines for

cage-free egg

sales. The

following table

presents
material construction projects approved as of March 1, 2025 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of March 1,
2025
Remaining
Projected Cost
Cage-Free Layer & Pullet Houses Fiscal 2025 $ 4,396 $ 3,796 $ 600
Feed Mills Fiscal 2026 16,593 8,055 8,538
Egg Products Expansion Fiscal 2026 20,213 7,093 13,120
Cage-Free Layer & Pullet Houses Fiscal 2026 199,667 155,444 44,223
$ 240,869 $ 174,388 $ 66,481

Index

These projects

include the

addition of

five new

cage-free layer

houses and

two pullet

houses across

our locations

in Florida,
Georgia,

Utah

and

Texas.

We

expect

the

projects

to

be

completed

in

calendar

2025

with

expected

additional

production
capacity

for

approximately

1.1

million

cage-free

layer

hens

and

250

thousand

pullets.

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
CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates are

those estimates

made in

accordance with

U.S. generally

accepted accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial condition

or results

of operations.

There have

been no

changes to

our critical

accounting estimates

identified in

our
2024 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirty-nine weeks ended March 1, 2025 from the information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual
Report.
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
and

Chief

Financial

Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and
procedures were effective as of March 1, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change

in our internal control

over financial reporting that

occurred during the quarter

ended March 1, 2025

that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2024

Annual
Report,

Part I

Item 3

Legal Proceedings,

and Part

II

Item 8,

Notes

to Consolidated

Financial

Statements and

Supplementary
Data,

Note

16

-

Commitments

and

Contingencies,

and

(ii)

in

this

Quarterly

Report

in
Note 10
- Commitments and
Contingencies

of

the

Notes

to

Condensed

Consolidated

Financial

Statements,

which

discussions

are

incorporated

herein

by
reference.
ITEM 1A.

RISK
FACTORS
Except as set

forth below,

there have been

no material changes

in the risk

factors previously disclosed

in the Company’s

2024
Annual Report.
Provisions of

our certificate

of incorporation,

bylaws, and

Delaware law

may make

an acquisition

of us

or a

change in
our management more difficult.
Certain

provisions of

our certificate

of

incorporation and

bylaws could

discourage, delay

or

prevent a

merger,

acquisition or
other change

in control

that stockholders may

consider favorable,

including transactions

in which

an investor

might otherwise
receive a premium for

its shares. These provisions

also could limit the

price that investors might

be willing to pay

in the future
for

shares

of

our

Common

Stock,

thereby

depressing

the

market

price

of

our

Common

Stock.

Stockholders

who

wish

to
participate in these transactions may not

have the opportunity to do

so. Furthermore, these provisions could prevent or

frustrate
attempts by our stockholders to replace or remove our management. These provisions:
●
provide for the

division of the

Board into three

classes as nearly

equal in size as

practicable with staggered three-year
terms and limit the removal of directors and the filling of vacancies;
●
authorize our Board to set the

terms of and issue preferred stock, without

stockholder approval, that could be issued to
persons friendly to management

or could operate as

a “poison pill” to

dilute the stock ownership

of a potential hostile
acquirer to prevent an acquisition that is not approved by our Board;
● prohibit stockholder action by written consent;
● prohibit stockholders from calling special meetings of stockholders;
●
establish advance notice

requirements for stockholder

nominations to our

Board or for

stockholder proposals that

can
be acted on at stockholder meetings; and
●
require the

approval of

the holders

of

at

least 66-2/3%

of

the voting

power of

all then

outstanding shares

of capital
stock of the Company entitled to vote generally in the election of directors, voting together as a single class, in order to amend our certificate of incorporation and bylaws.
In addition,

we are

governed by

the provisions

of Section

203 of

the Delaware

General Corporation

Law,

which may,

unless
certain criteria

are met,

prohibit large

stockholders, in

particular those

owning 15%

or more

of our

outstanding voting

stock,
from merging or combining with us for a prescribed period of time.
The potential loss, or loss, of controlled company status could disrupt our business.
Our Company has been

controlled by members of

the family of our

founder, Fred

R. Adams, Jr.

since its founding and

since it
became

a

public

company.

As

previously

disclosed,

family

members

have

informed

the

Company

that

they

are

potentially
interested

in diversifying

their respective

financial

portfolios,

including through

the

potential sale

of

all

or

a

portion

of

their
equity

interests

in

the

Company

(the

“Potential

Portfolio

Diversification”),

which

could

involve

the

conversion

of

all

of

the
outstanding

Class

A

Common

Stock.

Such

a

conversion

would

result

in

the

family

no

longer

controlling

a

majority

of

the
voting

power

of

our

outstanding

equity

securities

and

in

our

Company

ceasing

to

be

a

“controlled

company”

under

Nasdaq
rules. Adolphus B. Baker,

Board Chair and a family

member, has indicated

that he is willing to

serve as executive Board Chair
at least

through

our 2027

annual meeting

of stockholders.

The effect

of the

loss of

controlled company

status on

the trading
price of our Common Stock and on our business is uncertain, including our ability to retain and hire key personnel and maintain relationships

with

customers and

suppliers, and

on

our

operating

results. In

addition, our

business

may

be

more

likely

to

be
disrupted by persons seeking

to influence or effect

a change of control,

change of management or

change in governance of

our
Company. Any such disruptions to our business could have a material adverse effect on our operations and financial results.

Index

Sales of substantial amounts of our Common Stock in

the public markets, or the perception that

such sales might occur,
could cause the trading price of our Common Stock to decline.
Sales of a substantial number of shares of

our Common Stock into the public markets in

connection with the Potential Portfolio
Diversification, or the perception that such sales might occur, could cause the trading price of our Common Stock to decline.

The recent

high market

prices for

eggs, primarily caused

by the

HPAI-related

reduction in

supply,

has led

to pressure
from

customers

to

change

long-standing

market-based

pricing

frameworks

and/or

otherwise

reduce

the

price

of

our
eggs. A

material

change

in

our

sales

arrangements

with

key

customers

could

have

a

material

adverse

effect

on

our
revenues,

gross

profits

and

net

income.

Other

reactions

to

high

egg

prices,

including

by

state

or

federal

government
agencies, may also adversely impact our business.
Market prices for wholesale shell eggs have been volatile

and cyclical over time. Market prices for eggs

tend to increase during
and following outbreaks

of agricultural diseases

in the

egg industry

that reduce the

supply of

eggs, which has

occurred during
the current

HPAI

outbreak, until

the supply

and demand

balance is

restored. Many

of our

sales arrangements

with customers,
particularly for conventional eggs, are based on formulas that take into account, in varying ways, independently quoted regional wholesale market prices

for eggs. The

recent high market

prices for eggs

have led to

pressure from customers

to change

long-
standing market-based pricing frameworks and/or otherwise

reduce the price of our

eggs. To

remain competitive and retain our
customers

and

gain

new

ones,

we

must

consider

our

customer

relationships

and

the

reactions

and

potential

reactions

of
competitors.

A

material

change

in

our

sales

arrangements

with

key

customers

could

have

a

material

adverse

effect

on

our
revenues and gross profits.

Other

reactions

to

high

egg

prices

may

also

adversely

impact

our

business.

On

February

26,

2025,

the

U.S.

Secretary

of
Agriculture announced

a $1

billion-dollar comprehensive

strategy to

curb HPAI,

protect the

U.S. poultry

industry,

and lower
egg prices. The Secretary’s

five-pronged strategy includes an additional $500

million for biosecurity measures, $400 million

in
financial relief for affected

farmers, and $100 million

for vaccine research, actions

to reduce regulatory burdens,

and exploring
temporary

egg

import

options.

As

disclosed

elsewhere

herein,

in

March

2025,

we

received

a

civil

investigative

demand

in
connection with a widely publicized investigation

by the Antitrust Division of

the Department of Justice into

the causes behind
nationwide increases

in egg

prices. In

addition, persistent

high egg

prices during

the peak

of the

current HPAI

outbreak may
have caused

and may

in the

future cause

some consumers

to purchase

fewer eggs.

Such persistent

high-price cycles

may also
increase

attention

on

the

egg

industry

by

state

and

federal

government

agencies,

which

may

lead

to

additional

government
investigations or related

activities. The potential impacts

of these reactions

on our business

are unclear,

unpredictable and may
divert our resources and attention from our core business activities, and they may have an adverse effect that could be material.
For

additional

information,

see,

in

this

report,

Part

I.

Item

1.

Notes

to

the

Consolidated

Financial

Statements,
Note 10 -
Commitments and Contingencies

and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of

Operations –

HPAI.

See

also the

following risk

factors in

Part I.

Item IA.

in our

2024 Annual

Report:
“Market prices

of
wholesale shell eggs are

volatile, and decreases in

these prices can adversely impact our revenues

and profits.”; “Agricultural
risks, including outbreaks of avian diseases such as HPAI,

have harmed and in the future could harm our business.”
Current and

future

litigation and

other legal

matters could

expose us

to significant

liabilities and

adversely affect

our
business reputation.

We

and

certain of

our

subsidiaries are

involved in

various legal

proceedings and

other

legal matters.

Litigation, government
investigations and

other legal

matters are

inherently unpredictable,

and although

we believe

we have

meaningful defenses

in
these matters,

we may

incur liabilities

due to

adverse judgments

or enter

into settlements

of claims

that could

have a

material
adverse effect

on our

results of operations,

cash flow

and financial condition.

For further

discussion, see, in

this report,

Part I.
Item 1.

Notes to

the Consolidated

Financial Statements,

Note 10

– Commitments

and Contingencies

and, in

our 2024

Annual
Report,

Part

I.

Item

3.

Legal

Proceedings

and

Part

II.

Item

8.

Notes

to

the

Consolidated

Financial

Statements,

Note

16

–
Commitments and Contingencies. Such lawsuits, investigations and other legal matters are

expensive to respond to and

defend,
divert management’s

attention, and may

result in

significant adverse judgments

or settlements.

Legal proceedings may

expose
us

to

negative

publicity,

which

could

adversely

affect

our

business

reputation

and

customer

preference

for

our

products

and
brands.
The Company’s pending Echo Lake Acquisition may not be completed and, if completed, may not achieve the results we anticipate.
The completion

of the

Company’s

pending acquisition

of Echo

Lake Foods

is subject

to a

number of

risks and

uncertainties,
many of which are outside of the Company’s control, including:
● conditions to the closing of the proposed transaction may not be satisfied;

Index

● antitrust clearance required for the proposed transaction may not be obtained, or required antitrust clearance may delay the

proposed

transaction

or

result

in

the

imposition

of

conditions

that

could

have

a

material

adverse

effect

on

the
Company

or

Echo

Lake

Foods

or

cause

certain

conditions

to

closing

not

to

be

satisfied,

which

could

result

in

the
termination of the acquisition agreement;
● the timing of completion of the proposed transaction is uncertain;
●
the

business

of

the

Company

or

Echo

Lake

Foods

may

suffer

as

a

result

of

uncertainty

surrounding

the

proposed
transaction;
● events, changes or other circumstances could occur that could give rise to the termination of the acquisition agreement;
●
there are

risks related

to disruption of

management’s

attention from

the ongoing

business operations

of the

Company
or Echo Lake Foods due to the proposed transaction;
●
the

announcement

or

pendency

of

the

proposed

transaction

could

affect

the

relationships

of

the

Company

or

Echo
Lake

Foods

with

its

customers,

supplier,

operating

results

and

business

generally,

including

on

the

ability

of

the
Company or Echo Lake Foods to retain employees; and
●
the Company or

Echo Lake Foods

may be adversely

affected by other

economic, business, and/or

competitive factors
as well as management’s response to any of the aforementioned factors.

Although we have already

diversified our business with

ready-to-eat product offerings,

the Echo Lake Acquisition

represents a
significant expansion of

this strategy.

Accordingly, we

may experience unexpected

challenges in integrating

and managing the
business of

Echo Lake

Foods. Integrating

Echo Lake

Foods’ business

may be

more costly

or time

consuming than

we expect.
Even if

the acquisition

is completed

and the

business of

Echo Lake

Foods is

successfully integrated,

we may

not realize

the
benefits

we

expect

from

the

acquisition,

including

the

synergies,

cost

savings,

reduction

in

earnings

volatility,

margin
expansion, financial returns, expanded customer relationships, or sales or growth opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of our third quarter 2025 share repurchases:
Issuer Purchases of Equity Securities
Total Number of Maximum Approximate
Shares Purchased Dollar Value of
Total Number Average as Part of Publicly Shares that May Yet of Shares Price Paid Announced Plans Be Purchased Under
Period Purchased (1) per Share Or Programs the Plans or Programs (2)
12/01/24 to 12/28/24 — $ — — $ —
12/29/24 to 01/25/25 35,202 109.97 — —
01/26/25 to 03/01/25 198 107.78 — 500,000,000
35,400 $ 109.96 — $ 500,000,000
(1)

As permitted under our Amended and Restated 2012 Omnibus Long-Term

Incentive Plan, 32,023 shares were withheld by us to satisfy tax withholding obligations

for employees

in connection

with the

vesting of

restricted common

stock.

To

assist

outside

directors with

the payment

of taxes

due

upon
vesting of restricted stock, 3,377 shares were purchased.
(2)

On February 25, 2025, the Company announced a new $500 million share repurchase program. The share repurchase program authorizes the Company,

in
management’s discretion,

to repurchase shares of

Common Stock from time

to time for an

aggregate purchase price

up to $500 million

(exclusive of any
fees, taxes, commissions or other expenses related to such repurchases), subject to market conditions and other factors.
ITEM 5.

OTHER INFORMATION
Echo Lake Purchase Agreement
On

April 8, 2025,

the

Company

entered

into

a

Securities

Purchase

Agreement

(the

“Purchase

Agreement”),

with

Echo

Lake
Foods,

Inc.

(“Echo

Lake

Foods”),

Scott

Meinerz,

as

Sellers’

Representative,

and

certain

selling

entities

owned

by

the
Wisconsin-based

Meinerz

family

(collectively,

the

“Sellers”).

Under

the

Purchase

Agreement,

the

Company

has

agreed

to
acquire Echo

Lake Foods

and certain

related companies

(collectively,

the “Echo

Lake Company

Group”) for

a cash

purchase
price of

approximately $258 million, excluding

expected tax

assets resulting from

the transaction,

to be

funded from

available
cash

on

hand

(the

“Echo

Lake

Acquisition”).

The

purchase

price

is

subject

to

customary

working

capital

and

related
adjustments.
Echo

Lake Foods

was

founded

in 1941

and

acquired by

the

Meinerz

family

in

1981. Based

in

Burlington, Wisconsin,

Echo
Lake

Foods

produces,

packages,

markets

and

distributes

ready-to-eat

egg

products

and

breakfast

foods,

including

waffles,
pancakes, scrambled

eggs, frozen

cooked omelets, egg

patties, toast and

diced eggs.

Echo Lake Foods

had annual

revenues of

Index

approximately $240 million

in 2024.

Echo Lake

Foods will

operate as

a stand-alone

component of

the Company’s

integrated
operations with its four production facilities strategically located in Wisconsin, Indiana and Kentucky.
The transaction

is expected

to close

in the

Company’s

fourth fiscal

quarter.

The transaction

is not

subject to

approval by

the
Company’s stockholders

or by the

equityholders of any

member of the

Echo Lake Company

Group. The consummation

of the
Echo Lake Acquisition

is subject to

customary closing conditions, including,

among others, (i) the

expiration or termination of
the applicable waiting

period under the

Hart-Scott-Rodino Antitrust Improvements

Act of 1976,

as amended (the

“HSR Act”),
(ii) the

accuracy

of

the

representations

and

warranties

of

each

party

(subject

to

certain

materiality

qualifiers),

and

(iii) the
performance in all material respects by each party of its obligations under the Purchase

Agreement. The Company’s obligations
are also conditioned upon the absence of a material adverse effect on the Echo Lake Company Group.
The Purchase

Agreement also

contains customary

representations, warranties

and covenants,

including covenants

by the

Echo
Lake

Company Group

to conduct

its business

in

the ordinary

course consistent

with past

practice

and to

refrain from

taking
certain actions prior to the closing of the transaction without the Company’s consent. In addition, the Sellers and the Echo Lake
Group have agreed

not to directly

or indirectly solicit

competing acquisition proposals

or to

enter into discussions

concerning,
or provide confidential information in connection with, any unsolicited competing acquisition proposals.
If

the

Echo

Lake

Acquisition

has

not

closed by

July 7, 2025

(“Outside

Date”),

then

either

the

Sellers’

Representative or

the
Company

may

terminate

the

Purchase

Agreement.

However,

if

the

closing

has

not

occurred

solely

because

the

applicable
waiting period under the HSR Act

has not expired or been terminated,

and all other conditions to closing

have been satisfied or
waived

(other than

those pre-closing

restructuring steps

and

conditions that

by

their terms

are to

be satisfied

at

the closing),
either the Company or the Sellers’ Representative may extend the Outside Date for up to an additional 30 days.
The

foregoing

summary

of

the

Purchase Agreement

and

the

transactions contemplated

by

the

Purchase

Agreement does

not
purport

to

be

complete

and

is

subject

to,

and

qualified

in

its

entirety

by,

the

full

text

of

the

Purchase Agreement,

a

copy

of
which is attached to this

Form 10-Q as Exhibit 10.5 and is incorporated

herein by reference. The Purchase Agreement

has been
included

to

provide

investors

and

stockholders

with

information

regarding

its

terms.

It

is

not

intended

to

provide

any

other
factual

information

about

the

Company,

or

the

Echo

Lake

Company

Group.

The

representations,

warranties

and

covenants
contained in the

Purchase Agreement were

made only for

purposes of the

Purchase Agreement as

of the specific

dates therein,
were

solely

for

the

benefit

of

the

parties

to

the

Purchase

Agreement,

may

be

subject

to

limitations

agreed

upon

by

the
contracting parties,

including being

qualified by

confidential disclosures

made for

the purposes

of

allocating contractual

risk
between the parties to the Purchase Agreement instead of establishing these matters as facts, and may be subject to standards of
materiality

applicable

to

the

contracting

parties

that

differ

from

those

applicable

to

investors.

Investors

are

not

third-party
beneficiaries

under

the

Purchase

Agreement

and

should

not

rely

on

the

representations,

warranties

and

covenants

or

any
descriptions thereof

as characterizations

of the

actual state

of facts

or condition

of the

Company or

the Echo

Lake Company
Group. Moreover, information concerning

the subject matter of the

representations and warranties may change

after the date of
the Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
Severance and Change in Control Agreements
Effective as of April 8, 2025, the Company entered into a Severance and Change in Control Agreement (each, an “Agreement”)
with

each

of

Sherman

Miller,

Max

Bowman,

Todd

Walters,

Rob

Holladay

and

Scott

Hull

(each,

an

“Executive”

and
collectively,

the “Executives”).

The Agreements

continue in

effect through

May 31,

2030, after

which they

will automatically
renew

for

additional one-year

periods unless

prior

written notice

of

non-renewal

is

provided by

the Company

in

accordance
with the terms of the Agreement.
Under each

Agreement, if

the Company

terminates the

Executive without

Cause or

the Executive

terminates employment

for
Good Reason during the term of

the Agreement and prior to a

Change in Control (as such terms

are defined in the Agreement),
the Executive will receive

a lump-sum cash payment

equal to the sum

of (a) an amount

in lieu of his

annual bonus for the

year
of

termination

equal

to

the

average

of

the

annual

bonuses

awarded

to

the

Executive

for

the

three

fiscal

years

immediately
preceding

the termination

date (the

“Termination

Bonus”), plus

(b)

two times

for Mr.

Miller

and one

and

one-half times

for
each other

Executive the

sum of

(i) the

Executive’s

base salary

in effect

at the

time of

termination plus

(ii) the

average of

the
annual bonuses awarded to

the Executive for the

three fiscal years immediately

preceding the termination date.

In addition, the
Company shall continue

to provide insurance

and welfare benefits

to the Executive

until the

earlier of the

third anniversary of
the termination date or the date the Executive accepts new employment (the “Benefit Continuation”).
Additionally,

if

the

Company

or

its

successor

terminates

the

Executive

during

the

two-year

period

following

a

Change

in
Control, other than

by reason of

death, disability or

Cause, or the

Executive terminates employment for

Good Reason (as

such
terms

are

defined

in

the

Agreement),

the

Executive

will

receive

a

lump-sum

cash

payment

equal

to

the

sum

of

(a)

his
Termination

Bonus plus

(b) three

times for

Mr.

Miller and

two times

for each

other Executive

the sum

of (i)

the Executive’s
base salary

in effect

at the

termination date,

or if

higher, immediately

preceding the

Change in

Control (with

such base

salary

Index

being determined without

regard to any

reduction that would

provide the Executive

a basis to

terminate employment for

Good
Reason),

plus

(ii)

the

average

of

the

annual

cash

bonuses

paid

to

the

Executive

for

the

three

full

fiscal

years

immediately
preceding the date of the Change in Control,

or, if a higher amount

results, the termination date. In addition, the Company shall provide

the

Benefit

Continuation.

If

any

part

of

the

payments

or

benefits

received

by

the

Executive

in

connection

with

a
termination following a Change in Control constitutes an excess parachute payment under Section 4999 of the Internal Revenue
Code,

the

Executive

will

receive

the

greater

of

(a)

the

amount

of

such

payments

and

benefits

reduced

so

that

none

of

the
amount constitutes an

excess parachute payment,

net of income

taxes, or (b)

the amount of

such payments and

benefits, net of
income taxes and net of excise taxes under Section 4999 of the Internal Revenue Code.
The

Agreements

also

require

the

Executives

to

deliver

a

release

in

favor

of

the

Company

in

order

to

receive

the

severance
benefits.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Severance and Change in Control Agreement, which is filed as Exhibit 10.6 hereto and incorporated herein by reference.
Performance Share Unit Awards
The Compensation

Committee (the

“Committee”) of the

Company’s Board

of Directors

has implemented

a new

performance-
based component under the Company’s

long-term executive compensation program, which provides for awards of performance share units (“PSUs”) to certain key

executives. On April 8, 2025, the

Committee approved awards of PSUs to

each of Sherman
Miller, Max Bowman, Todd

Walters, Rob

Holladay, Adolphus Baker

and Scott Hull, which awards will be

effective on June 1,
2025

(the

“Grant

Date”).

The

number

of

PSUs

granted,

which

amount

represents

the

target

award,

will

be

determined

by
dividing 40%

of each

executive’s current

base salary

by the

per share

closing price

of the

Company’s Common

Shares on

the
Grant Date, and

rounding down to

the nearest unit.

Each PSU represents

the right to

receive one Common

Share, provided the
applicable service and performance conditions are met. Specifically, the terms of the PSUs provide that they will pay out after a
three-year performance

period contingent

on (a)

the executive’s

continued service

through the

performance period,

except as
otherwise

provided

in

the

Performance

Share

Unit

Agreement,

and

(b)

the

Company’s

achievement

of

specific

performance
goals

tied

to

the

following

two

equally

weighted

measures:

the

Company’s

cumulative

adjusted

EBITDA

and

relative

total
shareholder

return

compared

to

a

peer

group.

Depending

on

the

level

of

achievement

of

these

two

measures

over

the
performance period, the PSUs will pay out between 0% and 150% of the target award.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Performance Share Unit Agreement, which is filed as Exhibit 10.7 hereto and incorporated herein by reference.

Index

ITEM 6. EXHIBITS
Exhibits
No. Description
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
Exhibit 3.1 to the Registrant’s Form 8-K, filed March 27, 2025)
3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the
Registrant’s Form 8-K, filed March 27, 2025)
10.1
Agreement Regarding Conversion dated February 25, 2025 by and among Cal-Maine Foods, Inc., DLNL,
LLC, and each member of DLNL, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Form
8-K, filed February 25, 2025)
10.2
Second Amendment entered into as of March 25, 2025 to Amended and Restated Credit Agreement
between Cal-Maine Foods, Inc. and certain subsidiaries as guarantors, BMO Bank N.A. as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed March 27, 2025)
10.3
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed March 27, 2025)
10.4
Amendment No. 1 to the Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term
Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed March 27,
2025)
10.5
Echo Lake Purchase Agreement
10.6
Severance and Change in Control Agreements
10.7
Performance Share Unit Awards
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

April 8, 2025
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:

April 8, 2025 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿