Form 10-K
period 2025-05-31
CAL-MAINE FOODS INC
filed 2025-07-22
CIK 16160

1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

20549
FORM
10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended
May 31, 2025

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
☐
No
☑
The aggregate market value, as reported by

The Nasdaq Global Select Market, of

the registrant’s Common Stock, $0.01 par value, held by

non-
affiliates at November 29,

2024, which was the date

of the last business day of

the registrant’s most

recently completed second fiscal quarter,
was $
4,128,739,014
.
As of July 22, 2025,
48,497,477

shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information called

for by Part III

of this Form 10-K

is incorporated herein

by reference from the

registrant’s Definitive

Proxy Statement
for its 2025

annual meeting of

stockholders which will be

filed pursuant to Regulation

14A not later than

120 days after the

end of the

fiscal
year covered by this report.

TABLE OF CONTENTS
Item

Page
Number

Part I

FORWARD -LOOKING STATEMENTS
1.
Business
4
1A.
Risk Factors
13
1B.
Unresolved Staff Comments
22
1C.
Cybersecurity
23
2.
Properties
24
3.
Legal Proceedings
24
4.
Mine Safety Disclosures
24

Part II

5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
24
6.
Reserved
27
7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
7A.
Quantitative and Qualitative Disclosures About Market Risk
39
8.
Financial Statements and Supplementary Data
40
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
66
9A.
Controls and Procedures
66
9B.
Other Information
68
9C.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
68

Part III

10.
Directors, Executive Officers and Corporate Governance
68
11.
Executive Compensation
68
12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
68
13.
Certain Relationships and Related Transactions, and Director Independence
68
14.
Principal Accountant Fees and Services
69

Part IV
15.
Exhibit and Financial Statement Schedules
69
16.
Form 10-K Summary
71
Signatures
72

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

of new legislation, rules
or policies, potential outcomes

of legal proceedings, including

loss contingency accruals and

factors that may result

in changes
in the amounts recorded,

other projected operating data,

including anticipated results of operations

and financial condition, and
potential future

cash returns

to stockholders

including the

timing and

amount of

any repurchases

under our

share repurchase
program. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,”
“may,” “should,”

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
may be beyond our

control. The factors that

could cause actual results

to differ materially

from those projected in

the forward-
looking statements include,

among others, (i)

the risk factors

set forth in

Item 1A. Risk

Factors and elsewhere

in this report

as
well as

those included

in other

reports we

file from

time to

time with

the Securities

and Exchange

Commission (the

“SEC”)
(including our Quarterly Reports

on Form 10-Q and Current

Reports on Form 8-K),

(ii) the risks and hazards

inherent in the shell
egg

business

(including

disease,

pests,

weather

conditions,

and

potential

for

product

recall),

including

but

not

limited

to

the
current outbreak of HPAI

affecting poultry in the U.S.,

Canada and other countries that was

first detected in commercial flocks
in the U.S. in

November 2023 and that first

impacted our flocks in December

2023, (iii) changes in

the demand for and market
prices of shell eggs

and feed costs, (iv)

our ability to predict

and meet demand for

cage-free and other specialty

eggs, (v) risks,
changes, or obligations that could

result from our recent or

future acquisition of new flocks

or businesses, such as our

acquisition
of Echo Lake Foods completed

June 2, 2025, and risks

or changes that may cause

conditions to completing a pending

acquisition
not to

be met,

(vi) our

ability to

successfully integrate

and manage

the business

of Echo

Lake Foods

and realize

the expected
benefits of the

acquisition, including synergies, cost

savings, reduction in earnings

volatility, margin expansion, financial returns,
expanded

customer

relationships, or

sales or

growth

opportunities, (vii)

our

ability

to retain

existing customers,

acquire new
customers

and

grow

our

product

mix

including

our

prepared

foods

product

offerings,

(viii)

the

impacts

and

potential

future
impacts of

government, customer

and consumer

reactions to

recent high

market prices

for eggs,

(ix) potential

impacts to

our
business as a result of our Company ceasing to be a “controlled company” under the rules of The Nasdaq Stock

Market on April
14, 2025,

(x) risks

relating to

potential changes

in inflation,

interest rates

and trade

and tariff

policies, (xi)

adverse results

in
pending litigation

and other

legal matters,

(xii) global

instability, including as

a result

of the

war in

Ukraine, the

conflicts involving
Israel and

Iran, and

attacks on

shipping in

the Red

Sea. The

actual timing,

number and

value of

shares repurchased

under our
share repurchase program will be determined by management in its discretion and will depend on a number of factors, including
but not

limited to,

the market

price of

our Common

Stock and

general market

and economic conditions.

The share

repurchase
program may be suspended, modified or discontinued at any time without prior notice. Readers are cautioned not to place undue
reliance on forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable,

there can be

no assurance that

these forward-looking statements

will prove to

be accurate. Further, forward-
looking statements included herein are made only as of

the respective dates thereof, or if no date is

stated, as of the date hereof.
Except as otherwise required

by law,

we disclaim any intent

or obligation to update

publicly these forward-looking statements,
whether because of new information, future events, or otherwise.
ITEM 1.

BUSINESS
Our Business
We are the largest producer and distributor of shell eggs in the United States. Our mission is to be the most sustainable producer
and

reliable

supplier

of

consistent,

high

quality

fresh

shell

eggs,

egg

products

and

prepared

foods

in

the

United

States.

Our
operating approach is built around operational

excellence, a "Culture of Sustainability" and

creating value for our stockholders,
customers, team

members and

communities. We

sell most

of our

products throughout

much of

the United

States (“U.S.”)

and
aim

to

maintain

efficient,

state-of-the-art

operations

located

close

to

our

customers.

We

were

founded

in

1957

and

are
headquartered in Ridgeland,

Mississippi.
The Company has

one operating and

one reporting segment,

which is the

production, packaging, marketing

and distribution of
shell eggs, egg

products and prepared

foods. Our integrated

operations consist

of hatching chicks,

growing and

maintaining flocks

of pullets, layers and breeders,

manufacturing feed, and producing,

processing, packaging, and distributing

shell eggs. Layers are
mature female chickens,

pullets are female

chickens usually less

than 18 weeks

of age, and

breeders are male

and female chickens
used to

produce fertile

eggs to

be hatched

for egg

production flocks.

Our total

flock as

of May

31, 2025

consisted of

approximately
48.3 million layers and 11.5 million pullets and breeders.
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
We believe that one

of our important

competitive advantages

is our ability

to meet our

customers’ evolving

needs with a

favorable
product mix of conventional

and specialty eggs, including

cage-free, organic, brown, free-range,

pasture-raised and nutritionally-
enhanced eggs, as well as

egg products and prepared foods.

While a small part of

our current business, demand for

the free-range
and pasture-raised eggs we produce and sell continues to grow. They represent attractive offerings to a subset of consumers, and therefore our

customers, and

help us

continue to

serve as

the trusted

provider of

quality food

choices. We

have expanded

our
prepared foods

product offerings,

including with

our strategic

investment in

Crepini Foods,

LLC in

September 2024,

and our
acquisition of Echo Lake Foods, LLC (formerly Echo Lake Foods, Inc.) and certain related companies (collectively “Echo Lake
Foods”) subsequent to the end of our 2025 fiscal year.
Throughout

the

Company’s

history,

we

have

acquired

other

businesses

in

our

industry.

Since

1989,

we

have

acquired

and
integrated 25 businesses. Subsequent to the end of our 2025 fiscal year,

we acquired our 26
th

business when we purchased Echo
Lake

Foods.

For

information

on

our

recent

acquisitions,

refer

to
Part II. Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations - Acquisitions

and Part

II. Item

8. Notes

to Consolidated

Financial Statements,

Note 17 - Subsequent Events
.
When

we

use

“we,”

“us,”

“our,”

or

the

“Company”

in

this

report,

we

mean

Cal-Maine

Foods,

Inc.

and

our

consolidated
subsidiaries, unless

otherwise indicated

or the

context otherwise

requires. The

Company’s

fiscal year-end

is

on

the Saturday
closest to May 31. Our

fiscal year 2025 ended May

31, 2025, and the

first three fiscal quarters of

fiscal 2025 ended August 31,
2024, November 30, 2024, and March 1, 2025. All references herein to a fiscal year means our fiscal year and all references to a year mean a calendar year.

Industry Background
According to the

U.S. Department of

Agriculture (“USDA”) Agricultural

Marketing Service, in

2024 approximately 71%

of table
eggs produced in the U.S. were sold as shell eggs, with 57% sold through food-at-home outlets such as grocery and convenience
stores, 12%

sold to

food-away-from home

channels such

as restaurants

and 2%

exported. The

USDA estimated

that in

2024
approximately 29% of eggs produced in

the U.S. were sold as egg

products (shell eggs broken and sold

in liquid, frozen, or dried
form) to institutions

(e.g. companies

producing baked

goods). For

information about

egg producers

in the

U.S., see

“Competition”
below.

Our industry has been greatly impacted by several outbreaks of highly pathogenic avian influenza (“HPAI”) in recent years. For additional information regarding HPAI and its impact on our industry and business, see
Part I. Item 1A. Risk Factors

and
Part II.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - HPAI
.
Given historical

consumption trends,

we believe

that general

demand for

eggs in

the U.S.

increases basically

in line

with the
overall

U.S.

population

growth;

however,

specific

events

can

impact

egg

supply

and

consumption

in

a

particular

period,

as
occurred with the

2015 HPAI outbreak, the COVID-19

pandemic (particularly during

2020), and the

most recent HPAI outbreaks
starting

in

early

2022.

For

fiscal

2025,

shell

egg

household

penetration

is

approximately

97%.

According

to

the

USDA’s
Economic Research

Service, estimated

annual per

capita consumption

in the

United States

between 2020

and 2024

varied, ranging
from 271 to 288 eggs which is directly impacted by available supply.

The USDA calculates per capita consumption by dividing
total shell egg disappearance in the U.S. by the U.S. population.

The most significant

shift in demand in

recent years has been

among specialty eggs, particularly

cage-free eggs. For additional
information, see “Specialty Eggs” below.

Prices for Shell Eggs
Wholesale shell egg

sales prices are

a critical component

of revenue for

the Company.

Wholesale shell egg

prices are volatile,
cyclical, and impacted by

a number of factors, including

consumer demand, seasonal fluctuations, the

number and productivity
of laying

hens in

the U.S.

and outbreaks

of agricultural

diseases such

as HPAI.

We

believe the

majority of

conventional shell
eggs sold in

the U.S.

in the retail

and foodservice

channels are sold

at prices

that take into

account, in

varying ways, independently
quoted and certified wholesale market prices,

such as those published by Urner

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
, egg prices in fiscal 2023 through fiscal 2025 were significantly impacted by HPAI.
Our pricing for

shell eggs is

negotiated with our

customers on individual

terms. We sell our shell

eggs at prices

based on formulas
that take into account,

in varying ways, independently

quoted regional wholesale market

prices for shell eggs,

formulas related
to

our

costs of

production,

such

as

grain-based

and variations

of

cost-plus arrangements,

or

hybrid models

including cost

of
production and wholesale market prices.
The majority of our conventional eggs are priced and sold under frameworks that generally utilize market-based formulas tied to
independently quoted regional wholesale market

quotes.

The majority of our

specialty eggs are sold

under frameworks that do
not utilize market-based formulas, although we do have some customers that prefer market-based pricing for cage-free eggs. As a result, specialty

egg prices typically

do not fluctuate

as much as

conventional pricing. We do not

sell eggs directly

to consumers
or set the prices at which eggs are sold to consumers.

Depending on market conditions, input costs and individualized contract terms,

the price we receive per dozen eggs in any

given
transaction may be more than or less than our production cost per dozen.
Feed Costs for Shell Egg Production
Feed is a primary

cost component in the

production of shell eggs

and represented 53.4%

of our fiscal 2025

farm production costs.
We routinely fill our

feed storage bins

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

2025 were
2.1 million tons

of finished

feed, of

which we

manufactured 1.9 million

tons. We currently

have the

capacity to

store 215

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
grains are currently available

from an adequate number

of sources in the

U.S. As a point

of reference, a multi-year

comparison
of the average of

daily closing prices per

Chicago Board of Trade for

each quarter in our

fiscal years 2021-2025 are

shown below
for corn and soybean meal:

Shell Egg Production
Our percentage of dozens produced to sold was 88.6% of our total shell eggs sold in fiscal 2025. We supplement our production through purchases of eggs from

others when needed. The quantity

of eggs purchased will vary

based on many factors such

as our
own production capabilities and current market conditions. In fiscal 2025, 90.8% of our production came from Company-owned
facilities, and

9.2% from

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
of our

chicks from

our breeder

farms

and hatch

them in

our hatcheries

in a

computer-controlled environment

and obtain

the
balance from commercial sources. The

chicks are grown in our

own pullet farms and

are placed into the laying

flock once they
reach maturity.
After eggs

are produced,

they are

cleaned, graded

and packaged.

Substantially all

our farms

have modern

“in-line” facilities

which
mechanically

gather,

clean,

grade

and

package

the

eggs

at

the

location

where

they

are

laid.

The

in-line

facilities

generate
significant efficiencies

and cost savings

compared to the

cost of

eggs produced from

non-in-line facilities, which

process eggs
that

have

been

laid

at

another

location

and

transported

to the

processing facility.

The

in-line facilities

also

produce a

higher
percentage of USDA Grade A

eggs, which sell at higher

prices. Eggs produced on farms

owned by contractors are brought

to our
processing plants to

be graded and

packaged. We maintain a Safe

Quality Food (“SQF”)

Management Program which

is overseen
by our Food Safety Department and

senior management team. As of May

31, 2025, every Company-owned processing

plant was
SQF certified. Because shell

eggs are perishable, we

do not maintain large egg

inventories. Our egg inventory

averaged five days
of sales during

fiscal 2025. We

believe our constant

focus on production

efficiencies and automation

throughout our vertically
integrated operations enable us to be a low-cost supplier in our markets.
We

are

proud

to

have

created,

implemented

and

maintained

what

we

believe

is

a

leading

poultry

Animal

Welfare

Program
(“AWP”).

We

have aligned our

AWP

with regulatory,

veterinary and our

third-party certifying bodies’

guidance to govern

the
welfare of animals in

our direct care and

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

in

the

U.S.

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

U.S. population, have cage-free legislation in

effect.

Due to the national egg

shortage
caused by HPAI, Nevada temporarily suspended its cage-free egg mandate and other states are considering similar actions.

A significant

number of

our customers

previously announced

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

22.5% of our total net shell egg sales for
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

organic, pasture-raised

and free-range

eggs.
Land O’

Lakes®

branded
eggs are produced by hens that are fed a whole-grain vegetarian diet and include brown, organic and cage-free eggs.
In 2024, EB

was the third

best-selling dairy brand

in the U.S.

The top three

best-selling branded specialty

egg SKUs in

2024 were
EB branded eggs

and seven out

of 10 best-selling

SKUs were EB

branded eggs. In

2024, our sales

(including sales from

affiliates)
represented approximately 50% of EB branded eggs and 46% of Land O’ Lakes® branded eggs nationwide.
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
Egg Products and Prepared Foods
Our egg product

offerings include liquid

and frozen egg

products, as well

as prepared foods

such as hard-cooked

eggs, egg wraps,
protein pancakes,

crepes and

wrap-ups. Liquid

and frozen

egg products

are primarily

sold to

the institutional,

foodservice and
food manufacturing sectors in the U.S. Prepared foods are sold primarily within the retail and foodservice channels.
During March 2023, MeadowCreek Food,

LLC (“Meadowcreek”),

a majority-owned subsidiary,

began operations with a

focus
on being

a leading

provider of

hard-cooked eggs.

During second

fiscal quarter

2025, we

acquired the

remaining ownership

interest
in MeadowCreek and it became a wholly-owned subsidiary.

Effective on

September 9,

2024, we

completed a

strategic investment

with Crepini

LLC, establishing

a new

egg products

and
prepared foods venture. Crepini LLC,

founded in 2007, grew its

brand throughout the U.S.

and in Mexico featuring egg

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
Subsequent

to

fiscal

2025,

we

acquired

Echo

Lake

Foods

for

approximately

$258

million.

Echo

Lake

Foods

is

based

in
Burlington, Wisconsin and produces, packages,

markets and distributes prepared foods, including waffles,

pancakes, scrambled
eggs, frozen cooked

omelets, egg patties, toast

and diced eggs. For

additional information regarding

our acquisition of

Echo Lake
Foods, see
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions
and Part II. Item 8. Notes to Consolidated Financial Statements,
Note 17 - Subsequent Events
.

Summary of Product Sales
The

following

table

sets

forth

the

contribution

as

a

percentage

of

revenue

and

volumes

of

dozens

sold

of

conventional

and
specialty shell eggs and egg products and prepared food sales for the following fiscal years:
2025 2024 2023
Revenue Volume Revenue Volume Revenue Volume
Conventional Eggs
Branded 6.0% 5.1% 4.3% 4.9% 6.6% 6.4%
Private-label 53.8 49.7 46.8 54.4 52.9 52.6
Other 7.1 8.5 4.4 5.8 5.7 6.3
Total Conventional Eggs 66.9% 63.3% 55.5% 65.1% 65.2% 65.3%
Specialty Eggs
Branded 12.2% 17.0% 20.3% 17.4% 18.0 20.4%
Private-label 14.1 17.8 18.5 16.3 11.3 12.9
Other 1.3 1.9 1.0 1.2 1.1 1.4
Total Specialty Eggs 27.6% 36.7% 39.8% 34.9% 30.4% 34.7%
Egg Products and Prepared Foods 4.6% 3.8% 3.9%
Marketing and Distribution
In

fiscal

2025,

we

sold

our

products

in

40

states

through

the

southwestern,

southeastern,

mid-western,

mid-Atlantic

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
Arkansas, California, Kansas, Nevada,

North Carolina, Oklahoma and

South Carolina. We also have an exclusive

license in New
York City in addition to exclusivity in select

New York metropolitan areas, including areas within

New Jersey and Pennsylvania.
As discussed above under “Branded Eggs,” we also sell our own Farmhouse Eggs ® and 4-Grain ® branded eggs.
Customers
Our top three

customers accounted for

an aggregate of

49.2%, 49.0% and

50.1% of our

net sales dollars

for fiscal 2025,

2024,
and 2023, respectively.

Our largest customer,

Walmart

Inc. (including Sam's Club),

accounted for 33.6%, 34.0%

and 34.2% of
net sales dollars for fiscal 2025, 2024 and 2023, respectively.

For shell

egg sales

in fiscal

2025, approximately

86% of

our revenue

related to

sales to

retail customers

and 13%

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
egg

production

industry

remains

highly

fragmented.

According

to
Egg

Industry

Magazine
,

the

ten

largest

producers

owned
approximately 54% of industry table egg layer hens at calendar year-end 2024 and 2023.
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
Growth Strategy
Our growth

strategy is

centered on

both organic

growth and

growth through

acquisitions while

also diversifying

our product
portfolio.

Organic

growth

is

a

core,

ongoing

focus

area

for

us

which

is

grounded

in our

culture of

operational

excellence to
streamline workflows, reduce waste,

optimize resources and enhance

productivity. We are committed to investing in our existing
operations to strive for improved profitability by increasing sales, lowering costs and maintaining exceptional customer service.
We

have continued to grow our production

of cage-free shell eggs and other

higher value specialty eggs such as

pasture-raised,
free-range and organic shell

eggs. In addition to organic

efforts, we believe that

we can continue to expand

the market reach of
our shell egg and egg product businesses, as

well as grow our prepared foods business through

accretive acquisitions that deliver
favorable returns through our operating model emphasizing synergies and efficient operations.

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

(“EPA”),

Occupational Safety

and Health

Administration (“OSHA”)

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

Human Capital Resources

As of May

31, 2025, we

had 3,828 employees, of whom 3,064 worked

in egg production,

processing, and marketing,

231 worked
in feed

mill operations

and 533, including our

executive officers, were

administrative employees. Approximately

3.8% of

our
personnel

are

part-time, and we

utilize

temporary

employment

agencies

and

independent

contractors

to

augment

our
staffing needs when

necessary.

For

fiscal

2025,

we

had

1,975

average monthly

contingent workers.

As

of

May

31,

2025,

43
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
potential. These commitments

are encapsulated in the

Cal-Maine Foods’

Code of Ethics and

Business Conduct

and in our
Human
Rights Statement.

Health and Safety

Our top

priority is

the health

and safety

of our

employees, who

continue to

produce high-quality,

affordable products

for our
customers and contribute

to a stable

food supply. Our enterprise safety

committee is comprised of

two corporate safety

managers,
and

seven

local

site

compliance

managers.

The

committee

that

oversees health

and

safety reviews

our

written policies

and
changes to OSHA regulation standards annually and shares information as it relates to outcomes from incidents monthly with all
our facilities to improve future performance and our health and safety practices. The committee’s goals include working to help
ensure that our engagements with customers and regulators evidence our strong commitment to our workers’ health and safety.

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

our Board of

Directors (the

“Board”)
and

executive

management

team.

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
Approximately 79%

of

our

employees

are paid

at

hourly

rates,

which

are

all

paid

at

rates

above

the

federal

minimum wage

requirement. We offer our full-time eligible

employees a range

of benefits, including company-paid

life insurance. The

Company
provides

a

comprehensive

self-insured

health

plan

and

pays

approximately

76%

of

the

costs

of

the

plan

for

participating
employees and their families

as of December 31,

2024. Recent benchmarking of

our health plan indicates

comparable benefits,
at lower employee contributions, when compared to an applicable Agriculture and Food Manufacturing sector grouping, as well as peer group data. In addition, we offer employees the opportunity to purchase an extensive range of other group plan benefits, such as

dental, vision,

accident, critical

illness, disability

and voluntary

life. After

six months

of employment,

full-time employees
who

meet

eligibility

requirements may

elect

to

participate

in

our

KSOP

retirement

plan,

which

offers

a

range

of

investment
alternatives and includes many positive

features, such as automatic

enrollment with scheduled automatic contribution increases
and

loan

provisions.

Regardless

of

the

employees’

elections

to

contribute

to

the

KSOP,

the

Company

contributes

shares

of
Company stock or cash equivalent at 3% of participants’ eligible compensation for each pay period that hours are worked.

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

the Company. We have engaged in

agricultural production

for more than

60 years. Our

agricultural practices
continue to evolve as we continue to

strive to meet the need for nutritious, affordable foods

to feed a growing population even as
we exercise responsible

natural resource

stewardship and

conservation. We

published our most

recent sustainability report for
our fiscal 2024 in July 2025, which is available

on our website. Information contained on our website is not a part of this report
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

during

outbreaks

of

highly

pathogenic

avian

influenza
(“HPAI”).

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
We believe high-protein diet trends, industry advertising campaigns, the improved nutritional reputation of eggs and an increase in at-home consumption of eggs

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
Feed costs are the

largest element of our

shell egg (farm) production

cost, ranging from 53%

to 63% of total

farm production cost
in the last five fiscal years.

Although feed ingredients,

primarily corn and soybean

meal, are available

from a number

of sources, we

do not have control

over
the prices

of the

ingredients we

purchase, which

are affected

by weather,

various global

and U.S.

supply and

demand factors,
transportation and

storage costs,

speculators, agricultural,

energy and

trade policies

in the

U.S. and

internationally,

and global
instability, including as

a result of the war in Ukraine,

the conflicts involving Israel and Iran and

attacks on shipping in the Red
Sea. For example, while

feed costs declined during

fiscal 2025, we saw

higher prices for corn

and soybean meal over

the last five
fiscal years as a

result of weather-related

shortfalls in production and

yields, ongoing supply chain

disruptions, and the Russia-
Ukraine war and its impact on the export markets. Our costs for corn and soybean meal are also affected by local basis prices.

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

and distribute. Outbreaks of avian
influenza among poultry occur periodically worldwide and have occurred sporadically in the U.S. Recent HPAI outbreaks in the
U.S. caused

significant depopulation

of U.S.

commercial table

egg layer

flocks, lower

shell egg

supplies and

higher shell

egg
prices. During the third

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

as Salmonella

Enteritidis. The Company
maintains policies and procedures designed to comply with the complex rules and regulations governing egg production, such as
The Final

Egg Rule

issued by

the FDA

“Prevention of

Salmonella Enteritidis

in Shell

Eggs During

Production, Storage,

and
Transportation,” and the FDA’s

Food Safety Modernization Act. Shipment of contaminated products, even if inadvertent, could result in a

violation of law

and lead to

increased risk

of exposure to

product liability

claims, product

recalls and scrutiny

by federal
and

state

regulatory

agencies.

We

have

little,

if

any,

control

over

proper

handling

once

the

product

has

been

shipped

or
delivered. In

addition,

products

purchased

from

other

producers

could

contain

contaminants

that

might

be

inadvertently
redistributed by us. This has occurred in the past and we were required to recall eggs redistributed to our customers. As such, we might decide

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

given that such

insurance can be

maintained in the

future on acceptable

terms, or in

sufficient amounts to

protect
us against losses

due to any such events, or at all.
Our

profitability

may

be

adversely

impacted

by

increases

in

other

input

costs

such

as

packaging

materials,

delivery
expenses, construction materials and equipment, including as a result of inflation and tariffs.
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
and contract trucking, and these

costs may continue to increase.

Changes in U.S. trade and

tariffs policies may cause higher costs
for construction materials, equipment, packaging and other

items. Increases in these costs are

largely outside of our control

and
could have a material adverse effect on our profitability and cash flow.
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
purchase

and

operate,

and

customer

demands

or

legal

requirements

for

cage-free

eggs

were

to

change,

the

resulting

lack

of
demand for cage-free eggs may result in higher costs and lower profitability.
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
The consideration we pay

in connection with any

acquisition affects our financial

results. If we pay

cash, we could be

required
to

use

a

portion

of

our

available cash

or

credit

facility

to

consummate

the

acquisition.

To

the

extent

we

issue

shares

of

our
Common Stock, existing

stockholders may be

diluted. In addition,

acquisitions may result

in additional debt.

Our ability to

access
any additional capital

that may

be needed

for an

acquisition may be

adversely impacted by

higher interest rates

and economic
uncertainty.

We

may

not

realize

the

anticipated

benefits

of

our

acquisition

of

Echo

Lake

Foods

and

our

strategy

to

diversify

our
product mix to include more prepared foods.
As discussed

elsewhere in

this report,

we completed

our acquisition

of Echo

Lake Foods

on June

2, 2025.

Although we

had
already diversified our business

with some prepared foods

product offerings, the

acquisition of Echo Lake

Foods represented a
significant expansion of

this strategy.

Accordingly, we

may experience unexpected

challenges in integrating

and managing the
business of

Echo Lake

Foods. Integrating

Echo Lake

Foods’ business

may be

more costly

or time

consuming than

we expect.
Even if

the business

of Echo

Lake Foods

is successfully

integrated, we

may not

realize the

benefits we

expect from

the acquisition,
including the

synergies, cost

savings, reduction

in earnings

volatility,

margin expansion,

financial returns,

expanded customer
relationships, or sales

or growth opportunities.

Our experience managing

prepared foods businesses

is much more

limited than
our experience managing

our shell egg

and egg products

businesses, and our

strategy to diversity

our product mix

to include more
prepared foods may not produce the

favorable financial and other results

that we anticipate. For additional information

regarding
our

acquisition of

Echo Lake

Foods, see
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations - Acquisitions

and
Part II. Item 8. Notes to Consolidated Financial Statements, Note 17 - Subsequent
Events
.
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
our financial results.
Our largest customers have accounted

for a significant portion of

our net sales volume. Accordingly, our business

may be
adversely affected by the loss of, reduced purchases by, or pricing pressure from, one or more of our large customers.
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

Our top three customers

accounted for an aggregate

of 49.2%, 49.0% and

50.1% of our net

sales dollars for fiscal

2025, 2024 and
2023, respectively.

Our largest

customer, Walmart

Inc. (including Sam's

Club), accounted for

33.6%, 34.0% and

34.2% of net
sales dollars for fiscal

2025, 2024 and 2023,

respectively. Although we have established long-term

relationships with most of

our
customers who continue to

purchase from us based

on our ability to

service their needs, they

are generally free to

acquire shell
eggs from other

sources. If, for any

reason, one or

more of our

large customers were

to purchase significantly

less of our

shell
eggs in the future, terminate their

purchases from us or demand significantly

lower pricing, and we were not

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

market

prices

for

eggs.

The

recent

high

market

prices

for

eggs

have

led

to

pressure

from

customers

to

change

longstanding market-based pricing frameworks and/or otherwise reduce the price of our eggs. To remain competitive

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

$1 billion comprehensive

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

Justice (“DOJ”)

into the

causes behind

nationwide increases

in egg

prices. In
addition,

persistent

high

egg

prices

may

cause

some

consumers

to

purchase

fewer

eggs.

Persistent high-price

cycles

and

the
existence of the

DOJ investigation may

also increase attention

on the egg

industry,

and the Company

specifically, by

state and
federal government agencies, which may lead

to additional government investigations or

related activities. The potential impacts
of these reactions on our

business are unclear,

unpredictable and may divert our

resources and attention from our

core business
activities, and they may have an adverse effect that could be material.

Our business is highly competitive.
The production and sale of fresh shell eggs, which accounted for 94.3% to 95.3% of our net sales in our last three fiscal years, is intensely competitive.

We

compete with

a large

number of

competitors that

may prove

to be

more successful

than we

are in
producing, marketing and selling shell eggs. We cannot provide assurance that we will be able to compete successfully with any or all of these companies. Increased competition could result in price reductions, greater cyclicality, reduced margins and loss of
market share, which would negatively affect our business, results of operations, and financial condition. In addition, our growth
strategy

includes

expansion

of

our

product

offerings

including

prepared

foods.

The

prepared

foods

business

is

intensely
competitive and includes

competition from

other prepared food

companies and

other suppliers of

prepared and convenience

foods
including

restaurants,

grocery

stores

and

convenience

stores,

many

of

which

have

more

experience

operating

prepared

and
convenience foods businesses.
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

information
with contracted vendors.

Despite these practices

and policies, we

cannot guarantee that

information technology systems

of our
third-party service

providers will

prevent and

detect all

cybersecurity breaches

and incidents.

Although we

require third-party
service providers to

notify us upon

a potential breach

or incident, there

is a potential

risk that our

business, reputation, or

financial
results could be negatively impacted by cybersecurity incidents at their businesses.
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

79%

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

immigration laws

or policies,

particularly in
times of lower unemployment, could adversely affect

our business and results of operations. A

shortage of labor available to us
could cause our farms to operate with

reduced staff, which could negatively impact

our production capacity and efficiencies. In
fiscal 2022, our

labor costs increased

primarily due to

the COVID-19 pandemic

and its effects,

which caused us

to increase wages
in response to

labor shortages.

In fiscal 2024

and 2025, labor

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
costs.
We and many of our customers face

pressure from animal rights

groups, such as People

for the Ethical Treatment of

Animals and
the Humane Society of the United States, to require companies that supply food products to operate their businesses in a manner
that

treats

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

continue to do so, which

may result in an oversupply

of cage-
free eggs and

result in lower

specialty egg prices,

which could reduce

the return on

our capital investment

in cage-free production.
In

addition, on

July

9,

2025, the

DOJ filed

a

lawsuit

against the

State of

California alleging

that

California’s

cage-free laws
“impose burdensome red tape on the production of eggs and poultry products nationally in violation of the Supremacy Clause of

the U.S. Constitution” and lead to higher egg prices for U.S. consumers.

The outcome of this litigation could further complicate
and the cage-free egg landscape and affect our ability to successfully navigate these issues.
Changing

our

infrastructure

and

operating

procedures

to

conform

to

consumer

preferences,

customer

demands,

laws

and
challenges to these

laws. has resulted

and will continue

to result in

additional costs, including

capital and operating

cost increases.
The USDA reported that the estimated U.S. cage-free flock was 129.2 million hens as of May 31, 2025, which is approximately
44.9% of the total U.S. table egg layer hen population. According to the USDA Agricultural Marketing Service, as of December
2024

approximately

221.4

million

hens,

or

about

73%

of

the

U.S.

non-organic

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

consumer preferences,

in addition

to the
regulatory

landscape,

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

fossil-based fuels

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

defenses in these
matters, we may incur liabilities due

to adverse judgments or penalties or

we may enter into settlements of

claims, which could
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

judgments,

penalties

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

CPI-U
increased 4.1%, 3.3%, and 2.4% annually from May 2022 to May 2025. Inflationary costs have increased our input costs, and if we are unable to pass these costs through to the customer it could have an adverse effect on our business.
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

2025, we had

$46.8 million of goodwill. While

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
RISK FACTORS RELATING

TO OUR COMMON STOCK
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
The loss of controlled company status could disrupt our business.
Until April 14,

2025, our Company

was controlled

by members of

the family

of our founder,

Fred R. Adams,

Jr. since its founding
and since it became a public company.

As described in Part II. Item 8. Notes

to the Consolidated Financial Statements, Note 11
– Equity,

on April

14, 2025,

the Company

ceased to

be a

“controlled company”

under the

rules of

The Nasdaq

Stock Market
when all

of the

outstanding shares

of Class

A Common

Stock, all

of which

were controlled

by the

family,

were converted

to
Common Stock.

Immediately prior thereto,

members of

the family-controlled shares

of Class

A Common

Stock and

Common
Stock that

resulted in

voting power

of 53.2%.

After the

conversion of

the Class

A Common

Stock and

the subsequent

sale by
family members in a registered

public offering of 2,978,740

shares of Common Stock on

April 17, 2025, and as

reported on an

amendment to Schedule 13D, the

family beneficially owned approximately 6.1% of

our outstanding Common Stock. Adolphus
B. Baker,

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
The price of

our Common Stock

may be affected

by the availability

of shares

for sale in

the market, and

investors may
experience significant dilution

as a result of

future issuances of our

securities, which could

materially and adversely

affect
the market price of our Common Stock.
The sale or availability for

sale of substantial amounts of

our Common Stock could adversely

impact the price of our

Common
Stock. Our Fourth Amended and Restated Certificate of Incorporation authorizes us to issue 120,000,000 shares of our Common
Stock

and

10,000,000

shares

of

preferred

stock.

As

of

July

22,

2025,

there

were

48,497,477

shares

of

our

Common

Stock
outstanding and

no shares

of preferred

stock outstanding.

Accordingly,

a substantial

number of

shares of

our Common

Stock
remain authorized for issuance and could become available for sale in the market. Our Fourth

Amended and Restated Certificate
of Incorporation authorizes our

Board to set the

terms of and issue

preferred stock, without stockholder

approval, and such shares
if

issued

could

dilute

the

voting

and

economic

interests

of

holders

of

Common

Stock.

In

addition,

2,791,854

shares

of

our
Common

Stock

held

by

the

family

of

our

late

founder

remain

subject

to

the

registration

rights

provided

by

the

Agreement
Regarding Conversion, dated February 25, 2025, by and among the Company, DLNL, LLC and such family members. Also, we may be obligated to

issue additional shares of

our Common Stock in

connection with employee benefit

plans (including equity
incentive plans or under our KSOP).
In

the

future,

we

may

decide

to

raise

capital

through

offerings

of

our

Common

Stock,

preferred

stock,

additional

securities
convertible into or exchangeable for our Common Stock of preferred stock, or rights to acquire those securities or our Common
Stock or

preferred stock.

We

may also

issue such

securities as

consideration in

an acquisition. The

issuance of

such securities
could result in dilution of existing stockholders’

equity interests in us. Issuances of

substantial amounts of our Common Stock

or
preferred stock, or

the perception that

such issuances could

occur, may adversely affect prevailing

market prices for

our Common
Stock.
The price of our Common Stock may fluctuate significantly.
The market price of our Common Stock

has fluctuated significantly and may continue to

do so for various reasons including, but
not limited to, the following, many of which are beyond our control:
● our quarterly or annual earnings or those of other companies in our industry;
● the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
● changes in recommendations by research analysts who track our Common Stock or the stock of other companies in our industry, or a decision by such an analyst to reduce or cease coverage regarding our Common Stock;
●
changes in

general conditions

in the

U.S. and

global economy, financial

markets or

our industry, including

those resulting
from changes in trade and tariff

policies, changes in fuel prices

or fuel shortages, war, incidents of terrorism,

pandemics
or responses to such events;
●
changes

in

the

competitive

landscape

for

our

business,

including

any

changes

resulting

from

industry

consolidation
whether or not involving us;
● our liquidity position;
● future sales of our Common Stock;
● any changes in our dividend policy or share repurchase program; and
● the other risks described in this Risk Factors section.
The

actual

timing,

number

and

value

of

shares

repurchased

under

our

share

repurchase

program

will

be

determined

by
management in

its discretion

and will

depend on

a number

of factors,

including but

not limited

to, the

market price

of our

Common
Stock and general market and economic conditions. The share repurchase program may be suspended, modified or discontinued
at any time without prior notice.
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

execution of
our business processes. We consider and assess the risks

from cybersecurity threats as part

of our overall risk assessment
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
third
-party

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

as well
as

notify us

of

any

potential or

known

cybersecurity risks.

We

also require

our

employees

to

complete training

programs to
increase their

awareness of

and sensitivity

to cybersecurity

threats. These

training programs

include the

identification of

such
threats and the proper responses to a potential cybersecurity beach that aligns with our adopted processes.
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

22, 2025,

we are
no
t aware

of any

risks from

cybersecurity threats,

including as

a result

of prior

cybersecurity incidents,
that have

materially affected

or that

we believe

are reasonably likely

to materially affect

the Company,

including our business
strategy,

results

of

operations

or

financial

condition.

See
Item 1A. Risk Factors

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
Chief Financial Officer
, to

whom the

Director of

Information Technology reports,

has served

as Chief

Financial
Officer and a Board member since 2018 and has over 40 years of risk management experience.

ITEM 2.

PROPERTIES
The table

below provides

summary information

about the

primary operational

facilities we

use in

our business

as of

May 31,
2025.
Type Quantity

(a)
Production Capacity Location
Breeding Facilities 2 House up to 215,000 hens MS
Feed Mills 30 Production capacity of 1,000 tons of
feed per hour
AL, AR, FL, GA, KS, KY,

MO, MS, NC,
NJ, OH, OK, SC, TN, TX, UT
Hatcheries 2 Hatch up to 712,600 chicks per
week
MO, MS
Processing and Packaging 50 Approximately 674,700 dozen shell eggs per hour
AL, AR, FL, GA, KS, KY,

LA, MD,
MO, MS, NJ, OH, OK, SC, TX, UT
Pullet Facilities 37 House up to 14.3 million pullets
AR, DE, FL, GA, KS, KY,

MD, MS, NJ,
OH, SC, TX, UT
Shell Egg Production 49 House up to 51.8 million layers
AL, AR, FL, GA, KS, KY,

LA, MD, MS,
NJ, OH, OK, SC, TX, UT
Egg Products and Prepared
Foods Processing Facilities
5 Production capacity of 72,700 lbs.
per hour
GA, MO, NY,

SC, TX
(a)
We

own and

operate all

of these

facilities. The

table does

not include

idled facilities

or contract

production and
growers.
We

also

have

ongoing

construction

projects

to

further

expand

the

Company’s

cage-free

egg

production

capabilities.

These
projects include

expanding our

cage-free egg

production at

existing

farms or

converting

conventional housing

into cage-free
production.

These

projects

will

phase

into

production

through

fiscal

2026.

For

additional

information,

see
Part II. Item 7.
Management’s Discussion and Analysis – Results of Operations – Liquidity and Capital Resources
.
As of

May 31,

2025, we

owned approximately

33.2 thousand acres

of land.

There are

no material

mortgages or

liens on

our
properties.

ITEM 3.

LEGAL PROCEEDINGS
Refer to the description of certain legal proceedings under Part II. Item

8. Notes to the Consolidated Financial Statements,
Note
16 – Commitments and Contingencies
, which discussion is incorporated herein by reference.

ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.

PART

II.
ITEM

5.

MARKET

FOR

REGISTRANT’S

COMMON

EQUITY,

RELATED

STOCKHOLDER

MATTERS

AND
ISSUER PURCHASES OF EQUITY SECURITIES
We

began fiscal

year 2025

with two

classes of

capital stock,

Common Stock

and Class

A Common

Stock. During

fiscal year
2025, we retired our Class A Common Stock following the conversion of all of these shares into Common Stock. Our Common
Stock trades on the Nasdaq Global Select Market under the symbol “CALM”.
With the conversion of Class

A Common Stock, we are no longer

a “controlled company” under the rules of The Nasdaq

Stock
Market. For

additional information,

see
Part I. Item 1A. Risk Factors
.

At July 11,

2025, there

were approximately

230 record
holders

of

our

Common

Stock

and

approximately

97,658

beneficial

owners

whose

shares

were

held

by

nominees

or

broker
dealers. For additional information about

our capital structure and the

conversion of our Class A

Common Stock into Common
Stock, see
Note 11 - Equity

in Part II. Item 8. Notes to the Consolidated Financial Statements and Exhibit 4.1 to this report.

Comparison of 5 Year Cumulative Total Return
$325
$275
$225
$175
$125
$75
$25
5/29/2020
5/28/2021
5/27/2022
6/2/2023
5/31/2024
5/30/2025
Cal-Maine Foods, Inc.
Russell 2000 Total Return
S&P Comp 1500 Food Products Industry Index

Dividends

Cal-Maine has

a variable

dividend policy

adopted by

the Board. Pursuant

to the

policy, Cal-Maine pays

a dividend

to stockholders
of its Common Stock (and, when it was outstanding, Class A Common Stock) on a quarterly basis for each quarter for which the
Company reports net income attributable to Cal-Maine Foods,

Inc. computed in accordance with generally accepted accounting principles

(“GAAP”)

in

the

U.S.,

in

an

amount

equal

to

one-third

(1/3)

of

such

quarterly

net

income. Dividends

are

paid

to
stockholders of record as of

the 60th day following

the last day of such

quarter, except for the fourth fiscal

quarter. For the fourth
quarter, the

Company pays dividends to

stockholders of record on

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

Stock Performance Graph

The

Company

utilized

the

(i)

Russell

2000

Total

Return,

and

(ii)

S&P

Composite

1500

Food

Products

Industry

Index

to
benchmark the Company’s

total shareholder return. The

Company is a

member of each

of these indexes

and believes the

other
companies

included

in

these

indexes

provide

products

and

services

similar

to

Cal-Maine

Foods.

The

graph

presents

total
shareholder return and assumes $100 was invested on May 29, 2020 in the stock or index and dividends were reinvested.

May 29, 2020 May 28, 2021 May 27, 2022 June 2, 2023 May 31, 2024 May 30, 2025
Cal-Maine Foods, Inc. $ 100.00 $ 78.41 $ 108.43 $ 117.77 $ 158.30 $ 264.77
Russell 2000 Total Return 100.00 164.56 138.45 136.40 156.55 158.40
S&P Composite 1500 Food
Products Industry Index 100.00 124.39 133.27 140.76 128.16 118.82

Issuer Purchases of Equity Securities
The following table is a summary of our fourth quarter 2025 shares repurchases:
Issuer Purchases of Equity Securities
Total Number of Maximum Approximate
Shares Purchased Dollar Value of
Total Number Average as Part of Publicly Shares that May Yet of Shares Price Paid Announced Plans Be Purchased Under
Period Purchased per Share or Programs the Plans or Programs (a)
3/02/25 to 3/29/25 — $ — — $ —
3/30/25 to 4/26/25 551,876 90.60 551,876 450,000,034
4/27/25 to 5/31/25 — — — —
551,876 $ — 551,876 $ 450,000,034
(a)

On February 25, 2025,

the Company announced a $500

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

not have an expiration date,

and may be suspended, modified

or discontinued at any time

without
prior notice. For

additional information regarding

the shares repurchased

under the program

during the fourth

quarter of 2025,
see
Note 11 - Equity

in Part II. Item 8. Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities
Except as

previously disclosed

relating to

the issuance

of Common

Stock upon

conversion of

the Class

A Common

Stock, no
sales of securities without registration under the Securities Act of 1933 occurred during our fiscal year ended May 31, 2025.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
(a) (b) (c)
Number of

securities to be

issued upon exercise

of outstanding

options, warrants

and rights
Weighted average

exercise price of

outstanding

options, warrants

and rights
Number of securities

remaining available for future

issuance under equity

compensation plans (excluding

securities reflected in column

(a))
Equity compensation plans
approved by stockholders — $ — 813,298
Equity compensation plans not
approved by stockholders — — —
Total — $ — 813,298
(a)

There were no outstanding options, warrants or rights as of May 31, 2025. There were 212,717 shares of restricted stock outstanding under our Amended and Restated 2012 Omnibus Long-Term Incentive Plan as of May 31, 2025.
(b)

There were no outstanding options, warrants or rights as of May 31, 2025.
(c)

Reflects shares available for

future issuance as of

May 31, 2025 under

our Amended and Restated 2012

Omnibus
Long-Term Incentive Plan.

For additional

information, see
Note 13 – Stock-Based Compensation

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

under
Part I. Item 1A.
Risk Factors

and

to

the

information

set

forth

in

the

section

of

Part

I

immediately preceding

Item

1

above

under

the

caption
“
Forward-Looking Statements
.”
COMPANY OVERVIEW
Cal-Maine Foods, Inc. is primarily

engaged in the production, grading,

packaging, marketing and distribution

of fresh shell eggs,
including

conventional,

cage-free,

organic,

brown,

free-range,

pasture-raised

and

nutritionally-enhanced eggs,

as

well

as

egg
products and a variety of prepared

foods. Our fiscal year end is

the Saturday closest to May 31. The fiscal

years 2025 and 2024
included 52 weeks and fiscal year 2023 included 53 weeks. The

Company, which is headquartered in

Ridgeland, Mississippi, is
the

largest

producer

and

distributor

of

fresh

shell

eggs

in

the

United

States

(“U.S”).

In

fiscal

2025,

we

sold

approximately
1.3 billion dozen shell

eggs, which we

believe represented approximately

24% of domestic

shell egg consumption.

Our total flock
as of May 31, 2025 of

approximately 48.3 million layers and 11.5

million pullets and breeders is the

largest in the U.S. We

sell
most of

our shell

eggs to

a diverse

group of

customers, including

national and

regional grocery

store chains,

club stores,

companies
servicing independent supermarkets in the U.S., food service distributors,

and egg product consumers throughout the majority of
the U.S.
The Company has one operating and one

reportable segment, which is the production, packaging, marketing and distribution of
shell eggs, egg products

and prepared foods. Many of

our customers rely on

us to provide most

of their shell egg

needs, including
specialty and

conventional eggs. We

have recently

expanded our

prepared foods

product offerings,

as described

in this

report.
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

During the second

quarter of fiscal

2025, we completed

a strategic investment

with Crepini LLC,

establishing a new

egg products
and prepared foods venture. Crepini LLC, founded in 2007, grew its brand throughout the U.S. and Mexico featuring egg wraps,
protein pancakes, crepes,

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
In fiscal 2022,

we announced a

strategic investment in

a new entity, MeadowCreek Food,

LLC (“MeadowCreek”), which

became
a majority-owned subsidiary of

the Company.

During the fourth quarter

of fiscal 2023,

MeadowCreek began operations with

a
focus on

being a

leading provider

of hard-cooked

eggs. During

the second

quarter of

fiscal 2025,

we acquired

the remaining
ownership interests in MeadowCreek and it became a wholly-owned subsidiary of the Company.
During the

third quarter

of fiscal

2025, we

acquired certain

assets of

Deal-Rite Foods,

Inc. and

certain of

its affiliates

(“Deal-
Rite”). The assets acquired included two feed mills, storage facilities, usable grain, vehicles, related equipment and a retail feed
sales business located

in North

Carolina. The acquired

assets will produce

and deliver feed

to our nearby

shell egg production
operations.

In the second quarter of

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

In the fourth quarter of fiscal 2024, we acquired a broiler processing plant, hatchery and feed mill in Dexter, Missouri, which we
repurposed for use in shell egg production.
For additional discussion of our

acquisitions during fiscal 2024 and 2025,

see
Note 2 – Acquisitions

in Part II. Item 8.

Notes to
Consolidated Financial Statements.

In addition, subsequent to our fiscal 2025, the Company acquired Echo Lake Foods, LLC (formerly Echo Lake Foods, Inc.) and certain related companies (collectively “Echo Lake Foods”). Echo Lake

Foods is based in Burlington, Wisconsin

and produces,
packages,

markets

and

distributes

prepared

foods,

including

waffles,

pancakes,

scrambled

eggs,

frozen

cooked

omelets,

egg
patties, toast and diced

eggs. The purchase price

was approximately $258 million

and was funded with

available cash on hand.
Refer to
Part II. Item 8. Notes to the Consolidated Financial Statements, Note 17 – Subsequent Events
.
HPAI
Outbreaks of HPAI

have continued

to occur

in U.S. poultry

flocks. Since the

HPAI

outbreaks in 2015,

there were no

reported
significant

outbreaks

of

HPAI

in

the

commercial

table

egg

layer

flocks

until

the

February

–

December

2022

time

period.
Thereafter,

there were

no HPAI

cases affecting

commercial layers

until November

2023. In

calendar year

2024, 40.2

million
commercial

layer

hens

and

pullets

were

depopulated

due

to

HPAI,

and

in

calendar

year

2025,

an

additional

39.0

million
commercial layer hens

and pullets

were depopulated

through May

due to

HPAI.

The United

States Department of

Agriculture
(the “USDA”) reported that the

estimated table-egg layer flock as of

June 1, 2025 was approximately

285.5 million, compared to
304.3 million, 321.6 million, 311.5 million and 330.5 million as of June 1, 2024, 2023, 2022 and 2021, respectively.

HPAI is currently widespread in the wild bird population

worldwide. We remain dedicated to robust biosecurity programs across
our locations and have invested more than $75 million in biosecurity technology, equipment, procedures, and training across our
locations since the

last major HPAI

outbreak in 2015.

However, no

farm is immune

from HPAI.

For example, during

the third
and fourth quarters of fiscal 2024, we experienced

HPAI

outbreaks within our facilities located in Kansas and

Texas, which are
now fully operational. According

to the U.S. Centers

for Disease Control and

Prevention (“CDC”), as of

June 5, 2025, there

were
outbreaks in

1,073 herds

of dairy

cows in

17 states,

and 70

human cases

in the

U.S., almost

entirely among

poultry and

dairy
workers. In

2024, one

of the

human cases

resulted in

severe illness

after the

patient was

exposed to

sick and

dead birds

in backyard
flocks. The patient, who

was reported to have

underlying health conditions, died in

January 2025. There have been

no reported
cases

of

person-to-person

spread.

According

to

the

CDC,

the

human

health

risk

to

the

U.S.

public

from

the

HPAI

virus

is
considered to be low. The rate of depopulations slowed during our fourth quarter fiscal 2025 compared to our third quarter fiscal
2025 and there

were no reported

significant depopulations in

June and through

July 22, 2025.

However, the

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
Part I. Item 1A. Risk Factors
.
We

have taken proactive

steps to help

mitigate the tight

egg supply situation

across the country.

Our efforts

resulted in a

18%
increase in

the average

number of

layer hens

(reflecting re-start

of prior

year facility

outages and

both organic

and inorganic
expansion) and a 56% increase

in total chicks hatched during

the fourth quarter of

fiscal 2025 compared to

the prior-year quarter.
Our breeder flocks increased 48% as of the end of

fiscal 2025 compared to the end of fiscal 2024. We

also continue to invest in
expansion projects

within our

current operations

that are

expected to

add approximately

1.1 million

cage-free layer

hens and
250,000 pullets by

the end of

calendar 2025, and

added production support

through the integration

of recently acquired

assets,
including the processing facilities from ISE and feed mills from Deal-Rite.

Executive Overview of Results – Fiscal Years Ended May 31, 2025, June 1, 2024 and June 3, 2023
Fiscal Year Ended
May 31, 2025 June 1, 2024 June 3, 2023
Net sales (in thousands) $ 4,261,885 $ 2,326,443 $ 3,146,217
Gross profit (in thousands) $ 1,850,885 $ 541,571 $ 1,196,457
Net income attributable to Cal-Maine Foods, Inc. $ 1,220,048 $ 277,888 $ 758,024
Net income per share attributable to Cal-Maine Foods, Inc.
Basic $ 25.04 $ 5.70 $ 15.58
Diluted $ 24.95 $ 5.69 $ 15.52
Net average shell egg price (a) $ 3.134 $ 1.932 $ 2.622
Average UB Southeast Region - Shell Eggs - White Large

$ 4.474 $ 2.049 $ 3.115
Feed costs per dozen produced $ 0.490 $ 0.550 $ 0.676
(a) The net average shell

egg selling price is the

blended price for all

sizes and grades of shell

eggs, including graded and
non-graded shell egg sales, breaking stock and undergrades.
For fiscal 2024,

net sales decreased

to $2.3 billion,

gross profit to

$541.6 million and

net income to

$277.9 million. The

decreases
compared to fiscal 2023

were primarily a result

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

For fiscal 2025, we recognized net sales of $4.3 billion and net income of $1.2 billion. We recorded a gross profit of $1.9 billion compared to $541.6

million for

fiscal 2024, primarily

driven by an

increase in the

net average selling

price of shell

eggs, primarily
conventional egg prices, as well

as an increase in total

dozens sold. Our results were

also positively impacted by lower

feed costs
and our

recent acquisitions

discussed above,

and were

partially offset

by an

increase in

the volume

and price

of outside

egg
purchases.
Our net average selling price

per dozen for fiscal 2025

was $3.134 compared to $1.932

in fiscal 2024. Conventional egg

prices
per dozen were

$3.490 compared to

$1.730 for the

prior year, and specialty

egg prices per

dozen were $2.519

compared to $2.309
for the

prior year.

Egg prices

in fiscal

2025 were

elevated compared

to fiscal

2024, primarily

due to

the resurgence

of HPAI
outbreaks, which decreased supply during

the higher seasonal demand

cycle. According to the

USDA, the size of

the layer hen
flock was 285.5 million hens

at June 1, 2025, compared

to the five-year average of

313.1 million hens. The daily average

price
for the Urner Barry southeast large index for fiscal 2025 increased 118.3%

from fiscal 2024.

Our dozens sold

for fiscal 2025

increased 11.8%

compared to fiscal

2024. We

had an

increase in production

capacity with the
acquisitions of

the commercial

shell egg

production and

processing business

of ISE

during the

first quarter

of fiscal

2025. In
addition, sales increased in part due to increased volumes of outside egg purchases to provide shell eggs to our customers during
the peak of HPAI outbreaks during the second and third quarters of fiscal 2025.
Our feed costs per dozen

produced decreased to $0.490 in

fiscal 2025, compared to $0.550

in fiscal 2024. For fiscal

year 2025,
the average Chicago Board

of Trade

(“CBOT”) daily market price

was $4.38 per bushel

for corn and $311

per ton for soybean
meal, representing decreases of 8.1% and 20.1%, respectively,

compared to the daily average CBOT prices for

fiscal 2024. Our
egg purchases and other cost of sales increased $439.4 million compared to fiscal 2024,

primarily due to higher shell egg prices
as well

as an

increase in

dozens purchased

to supply

eggs for

our customers,

including those

acquired in

our ISE

acquisition,
during the higher seasonal demand cycle while the nation experienced lower supply due to HPAI.

RESULTS OF OPERATIONS
The following table sets

forth, for the fiscal

years indicated, certain items

from our Consolidated Statements

of Income expressed
as a percentage of net sales.
Fiscal Year Ended
May 31, 2025 June 1, 2024
Net sales 100.0% 100.0%
Cost of sales 56.6% 76.7%
Gross profit 43.4% 23.3%
Selling, general and administrative 7.4% 10.9%
Gain on involuntary conversions — % (1.0) %
Operating income 36.0% 13.4%
Total other income 1.6% 2.0%
Income before income taxes 37.6% 15.4%
Income tax expense 9.0% 3.6%
Net income 28.6% 11.8%
Less:

Net loss attributable to noncontrolling interest
— % (0.1) %
Net income attributable to Cal-Maine Foods, Inc. 28.6% 11.9%
Fiscal Year

Ended May 31, 2025 Compared to Fiscal Year Ended June 1, 2024
NET SALES
Total net sales for fiscal 2025 were $4.3 billion compared to $2.3 billion for the prior fiscal year.
Shell egg sales represented

94.3% and 95.3% of

total net sales in

fiscal 2025 and 2024,

respectively. The

Company’s shell

egg
offerings, for both branded and

private-label products, include specialty

and conventional shell eggs.

Specialty shell eggs include
cage-free,

organic,

brown,

free-range,

pasture-raised

and

nutritionally

enhanced

shell

eggs.

Conventional

shell

eggs

sales
represent all

other shell

egg sales

not sold

as specialty

shell eggs.

The Company’s

egg products

and prepared

foods offerings
include liquid and

frozen egg products

and prepared foods

such as hard-cooked

eggs, egg wraps,

protein pancakes, crepes

and
wrap-ups. Other sales represent feed sales, miscellaneous byproducts and resale products.
The table below presents net sales in key categories (in thousands, except percentage data):
Fiscal Year Ended
May 31,
2025 June 1, 2024 % Change
Shell Eggs $ 4,019,910 $ 2,217,408 81.3

%

Egg products and prepared foods 198,833 89,009 123.4
Other 43,142 20,026 115.4
Total net sales $ 4,261,885 $ 2,326,443

83.2

%

The table below presents an analysis of our shell egg sales (in thousands, except percentage data):
May 31, 2025 June 1, 2024
Shell egg sales
Conventional $ 2,835,423 70.5% $ 1,291,743 58.3%
Specialty 1,184,487 29.5% 925,665 41.7%
Total shell egg sales 4,019,910 100.0% 2,217,408 100.0%
Dozens sold
Conventional 812,396 63.3% 746,687 65.1%
Specialty 470,215 36.7% 400,946 34.9%
Total dozens sold 1,282,611 100.0% 1,147,633 100.0%
Net average selling price per dozen
Conventional $ 3.490 $ 1.730
Specialty $ 2.519 $ 2.309
All shell eggs $ 3.134 $ 1.932
Shell egg sales
-
For

fiscal

2025,

shell

egg

sales

increased

$1.8

billion

compared

to

fiscal

2024,

primarily

due

to

the

increase

in

net
average selling prices for conventional eggs, and to a lesser extent the increase in dozens sold.
- For fiscal 2025, conventional egg sales increased $1.5 billion, or 119.5%, compared to fiscal 2024, primarily due to the increase

in

conventional

egg

prices.

Changes in

price resulted

in

a $1.4

billion

increase in

net

sales and

changes

in
volume resulted

in a

$114

million increase

in net

sales. Conventional

egg prices

increased significantly

during fiscal
2025 due to a resurgence of HPAI outbreaks, which decreased the supply.

-
Specialty egg

sales increased

$258.8 million,

or 28.0%,

for fiscal

2025 compared

to fiscal

2024, primarily

due to a

17.3%
increase in

the volume

of specialty

dozens sold,

and to

a lesser

extent a

9.1% increase

in price.

Changes in

volume
resulted in a $159.9 million increase in net sales and changes in price resulted in a $98.7 million increase in net sales.

-
Our dozens sold

for fiscal 2025

increased 11.8%

compared to fiscal

2024. We

had an

increase in production

capacity
with the acquisition

of the commercial

shell egg production

and processing business

of ISE during

the first quarter

of
fiscal 2025 as well as the resumption of full operations at our facilities in Chase, KS, and Farwell, TX, which were shut down in the third and fourth quarters of fiscal 2024 due to HPAI outbreaks.
Egg products and prepared foods sales
- Egg products and prepared foods sales increased $109.8 million, or 123.4% compared to fiscal 2024, primarily due to a
138.7% increase in sales of liquid eggs, which had a $54.9

million positive impact on net sales, and a 41.4% increase in volume of liquid egg products sold.

The increase in volume, which had a

$23.3 million positive impact on net

sales, is
primarily related to the acquisition of ISE, which included a breaking facility.
- Our egg products net average selling price increased in fiscal 2025, compared to fiscal 2024 as the supply of shell eggs used to produce egg products decreased due to the resurgence of HPAI outbreaks.
-
Sales from hard-cooked eggs increased

$22.7 million or 137.3% to 39.1

million in fiscal 2025, compared to

fiscal 2024,
as more processing capabilities came online throughout fiscal 2025 from our investments in MeadowCreek.
Other
-
Other sales increased compared to

the prior year period primarily

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
The following table presents the key variables affecting our cost of sales (in thousands, except cost per dozen data):
Fiscal Year Ended
May 31, 2025 June 1, 2024 % Change
Cost of Sales
Farm production $ 1,035,638 $ 987,861 4.8%
Processing, packaging, and warehouse 396,116 335,949 17.9
Egg purchases and other cost of sales 819,619 380,200 115.6
Egg products and prepared foods 159,627 80,862 97.4
Total cost of sales $ 2,411,000 $ 1,784,872 35.1%
Farm production costs (per dozen produced)
Feed $ 0.490 $ 0.550 (10.9) %
Other $ 0.428 $ 0.433 (1.2) %
Total farm production cost $ 0.918 $ 0.983 (6.6) %
Outside egg purchases (average cost per dozen) $ 3.67 $ 2.16 69.9%
Dozens produced 1,135,955 1,018,835 11.5%
Percent produced to sold 88.6% 88.8% (0.2) %
Farm Production
-
Feed costs

per dozen

produced decreased

10.9% in

fiscal 2025

compared to

fiscal 2024,

primarily due

to lower

feed
ingredient prices. The decrease in feed cost per dozen

resulted in a decrease in cost of sales of

$68.2 million compared
to the prior year.
- For fiscal 2025, the average daily CBOT market price was $4.38 per bushel for corn and $311 per ton of soybean meal, representing decreases of 8.1% and 20.1%, respectively, as compared to the average daily CBOT prices for fiscal 2024.
- Other farm production costs per dozen produced decreased primarily due to lower flock amortization. Feed costs reached their peak in the second quarter of fiscal 2023 and have since trended downward. Lower costs resulted in lower capitalized values of the flocks during the grow out phase, which reduced amortization cost over time.

Current indications for corn

and soybean project

a neutral stocks-to-use ratio

in the near term

compared with the levels

prevailing
today; however,

as long

as outside

factors remain

uncertain (including

weather patterns

and global

supply chain

disruptions),
volatility could remain.

Processing, packaging, and warehouse
-
Processing, packaging, and

warehouse costs increased

primarily due to

an 11.7%

increase in the

volume of processed
dozens as well as an increase in costs of packaging materials.
Egg purchases and other cost of sales
-
Costs in

this category

increased primarily due

to higher

shell egg

prices as

the average

cost per

dozen of

outside egg
purchases increased 69.9%

compared to fiscal

2024, as well

as due to an

increase of 27.6%

in dozens purchased.

Dozens
purchased increased due

to purchasing more

eggs to supply

our customers while

the nation experienced

lower supply
due to HPAI.

GROSS PROFIT
Gross

profit,

as

a

percentage

of

net

sales,

was

43.4%

for

fiscal

2025,

compared

to

23.3%

for

fiscal

2024.

The

increase

was
primarily due to higher net average selling

prices, particularly for conventional eggs, and higher volumes,

as well as lower feed
ingredient prices, partially offset by the increase in volume and price of outside egg purchases.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative (“SGA”)

expenses include costs of delivery, marketing, and

other general and administrative
expenses. Delivery expense includes contract trucking expense and all costs to maintain and operate

our fleet of trucks to deliver
products to

customers including

the related

payroll expenses.

Marketing expense

includes franchise

fees that

are submitted

to
Eggland’s Best, Inc. (“EB”) to

support the EB

brand, brokerage and

commission fees, and

other general marketing

expenses such
as

payroll expenses

for our

in-house sales

team. Other

general

and

administrative expenses

include corporate

payroll related
expenses

and

other

general

corporate

overhead

costs.

The

following

table

presents

an

analysis

of

our

SGA

expenses

(in
thousands):
Fiscal Year Ended
May 31, 2025 June 1, 2024 $ Change % Change
Delivery expense $ 93,460 $ 72,742 $ 20,718 28.5%
Marketing expense 53,861 52,285 1,576 3.0%
Litigation loss contingency accrual — 19,648 (19,648)

N.M.

%
Other general and administrative expenses 167,128 107,950 59,178 54.8%
Total $ 314,449 $ 252,625 $ 61,824 24.5%
N.M. - Not Meaningful
Delivery expense
-
The increased delivery expense is primarily due to an increase in our sales volumes of egg and egg products

compared
to fiscal 2024.

Contract trucking

expenses increased

in connection

with our

acquisition of

ISE and our

facilities in

Chase,
KS and Farwell, TX being fully operational in fiscal year 2025.
Marketing expense
-
Marketing expense increased

slightly in fiscal

2025 compared to

fiscal 2024 primarily

due to an

increase in franchise
fees as specialty sales increased.
Litigation loss contingency accrual
- In the second quarter of fiscal 2024, we accrued a $19.6 million loss contingency relating to a jury decision returned in pending anti-trust

litigation. See

further discussion

in
Note 16 – Commitments and Contingencies

of Part

II. Item

8.
Notes to Consolidated Financial Statements.
Other general and administrative expenses
-
The increase

in other

general and

administrative expense

is primarily

due both

to an

increase in

the accrual

for anticipated
employee bonuses

and to

a $15

million increased

adjustment to

the fair

value of

contingent consideration

associated
with the

Fassio acquisition.

See further

discussion in
Note 4 – Fair Value Measurements

of Part

II. Item

8. Notes

to
Consolidated Financial Statements.
(GAIN) LOSS ON INVOLUNTARY

CONVERSIONS
For fiscal 2025

and 2024, we

recorded a loss

of $156 thousand

and gain of

$23.5 million, respectively. The gain

recorded in fiscal
2024 was due

to recoveries

under indemnity

and insurance

programs that exceeded

the amortized

book value

of the covered

assets
and our direct costs, primarily related to the HPAI outbreaks at our Kansas and Texas facilities.

OPERATING

INCOME
As a result of the above, our operating income was $1.5 billion for fiscal 2025, compared to $312.5 million for fiscal 2024.
OTHER INCOME (EXPENSE)
Total

other

income

(expense)

consists

of

items

not

directly

charged

to,

or

related

to, operations

such

as

interest

income

and
expense, equity in

income or loss

of unconsolidated entities,

and patronage dividends, among

other items. Patronage dividends
are paid to us from our membership in the EB cooperative.
The Company recorded interest income of $48.7 million

in fiscal 2025, compared to $32.3 million in

fiscal 2024, primarily due
to significantly higher

cash and cash

equivalents and investment

securities available-for-sale balances

and yields. We

recorded
interest expense of $612

thousand and $549 thousand

in fiscal 2025 and

2024, respectively, primarily related to commitment

fees
on our Credit Facility described below.
INCOME TAXES
For the fiscal year ended

May 31, 2025, our pre-tax

income was $1.6 billion, compared

to $360.0 million for fiscal

2024. Income
tax expense

of $384.9

million was

recorded for

fiscal 2025

with an

effective tax

rate of

24.0%.

For fiscal

2024, income

tax
expense was $83.7 million with an effective tax rate of 23.2%.

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
NET LOSS ATTRIBUTABLE

TO NONCONTROLLING INTEREST
Net loss attributable

to noncontrolling interest

was $1.8 million

for fiscal 2025

compared to a

$1.6 million net

loss for fiscal

2024.
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
As a result

of the above,

net income attributable

to Cal-Maine Foods,

Inc. for fiscal

2025 was $1.2

billion, or $25.04

per basic
and $24.95 per diluted share, compared to $277.9 million, or $5.70 per basic and $5.69 per diluted share for fiscal 2024.
Fiscal Year

Ended June 1, 2024 Compared to Fiscal Year Ended June 3, 2023
The discussion of our results of operations for the fiscal year ended June 1, 2024 compared to the fiscal year ended June 3, 2023 can be found in Part II.

Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations in

the
Company’s fiscal 2024 Annual Report on Form 10-K.
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
organic

growth

including

construction

and

conversion

of

cage-free

facilities

and

investment

in

value-added

products,

and
maintenance capital expenditures.
Working Capital and Current Ratio
Our working

capital at

May 31,

2025 was

$1.7 billion, compared

to $1.0

billion at

June 1,

2024. The

calculation of

working
capital is defined as

current assets less current

liabilities. Our current ratio was

6.4 at May 31,

2025 compared to 5.5

at June 1,
2024. The current ratio is calculated by dividing

current assets by current liabilities. The increase

in our current ratio is primarily
due to the increase in total current assets, which increased by $726.3 million to $2.0 billion at May 31, 2025, due to increases in cash

and

cash

equivalents

and

investment

securities

available-for-sale.

Due

to

seasonal

factors

described

in
Part I. Item I.
Business – Seasonality
, we generally

expect our

need for working

capital to be

highest in

the fourth and

first fiscal

quarters ending
in May/June and August/September, respectively.

Cash Flows from Operating Activities
Net cash

provided by

operating activities

was $1.2

billion for

fiscal 2025,

compared to

$451.4 million for

fiscal 2024.

The increase
in

cash

flow

from

operating

activities

resulted

primarily

from

higher

net

average

selling

prices

per

dozen,

particularly

for
conventional eggs, increased volume of sales and

a decrease in feed ingredient costs compared

to the prior year,

partially offset
by the increase in volume and price of outside egg purchases.
Cash Flows from Investing Activities
For fiscal 2025, $575.5 million was

used in investing activities, primarily due

to purchases of investment securities,

purchases of
property, plant and equipment

and the acquisition

of assets of

ISE compared to

$412.6 million used

in investing activities

in fiscal
2024, primarily due to purchases

of investment securities, purchases of

property, plant and equipment and the Fassio acquisition.
Purchases of investment

securities were $1.2

billion in fiscal

2025 compared to

$573.6 million in

fiscal 2024. Sales

and maturities
of investment securities were

$907.6 million in fiscal

2025, compared to $358.9 million

for fiscal 2024. The increase

in sales and
maturities of investment securities is primarily due to the maturities of short-term investments during fiscal 2025. Cash paid for
business acquisitions was $116.2 million in

fiscal 2025, primarily related to

the ISE acquisition, and

$53.7 million in fiscal 2024,
related to

the Fassio

acquisition. Purchases

of property,

plant and

equipment were

$161.3 million

and $147.1

million in

fiscal
2025 and 2024, respectively, primarily reflecting progress on our construction projects.
Cash Flows from Financing Activities
We

paid

dividends

totaling

$330.3

million

and

$91.9

million

in

fiscal

2025

and

2024,

respectively.

During

fiscal

2025,

we
repurchased $54.0 million

in shares of

Common Stock, primarily

under our share

repurchase program. See

“Share Repurchase
Program,” below.
Increase (decrease) in Cash and Cash Equivalents
As of May 31, 2025, cash increased $261.5 million since June 1, 2024, compared to a $54.9 million decrease during fiscal 2024.
The increase is primarily due to the increase in net sales during fiscal 2025.
Acquisition of Echo Lake Foods
Subsequent to our fiscal 2025 year-end, we acquired Echo Lake Foods. The purchase price was approximately $258 million and was funded with available cash on hand. For additional information, refer to Part II. Item 8. Notes to the Consolidated Financial
Statements,
Note 17 – Subsequent Events
.
Credit Facility
On November 15,

2021, we entered

into an Amended

and Restated Credit

Agreement (as amended,

the “Credit Agreement”)

with
a five-year term. The Credit Agreement provides

for a senior secured revolving credit facility

(the “Credit Facility”), in an initial
aggregate principal amount of up to $250 million. As of May 31, 2025, no amounts were borrowed under the Credit Facility. As of May 31, 2025, we

had $4.7 million in outstanding

standby letters of credit, which

were issued under our Credit

Facility for the
benefit of

certain insurance

companies. On

March 25,

2025, we

entered into

the Second

Amendment to

the Credit

Facility to
amend the definition

of Change of

Control to exclude

the conversion of

all outstanding shares

of Class A

Common Stock into
Common Stock.

Refer to

Part II.

Item 8.

Notes to

the Financial

Statements,
Note 10 – Credit Facility

for further

information
regarding our long-term debt.
Share Repurchase Program
On

February

25,

2025,

the

Board

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

cash flow.

The share repurchase

program does not

obligate the Company

to repurchase any

specific amount of
shares, does

not have an

expiration date, and

may be suspended,

modified or

discontinued at

any time without

prior notice. During
fiscal

2025,

the

Company

repurchased

approximately

$50

million

in

shares

under

the

program.

See
Part II. Item 5. Issuer
Purchases of Equity Securities

and Part II. Item 8. Notes to the Financial Statements,
Note 11 – Equity

for further information.
Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$114.2

million,

or
approximately $2.362 per share, to holders

of our Common Stock with respect

to our fourth quarter of fiscal

2025. The amount
paid per

share will vary

based on

the number of

outstanding shares on

the record date.

The dividend is

payable on August

19,
2025 to holders of record on August 4, 2025.
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
Our material cash requirements for capital expenditures consist primarily of our projects to increase our cage-free production capacity. We

continue to monitor the increasing demand for cage-free eggs and to engage with our customers in efforts to help them achieve their announced timelines for cage-free egg sales. The following table presents material construction projects
approved as of May 31, 2025 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of

May 31, 2025
Remaining
Projected Cost
Feed Mill Fiscal 2026 $ 9,800 $ 4,936 $ 4,864
Egg Products Expansion Fiscal 2026 19,576 10,958 8,618
Cage-Free Layer & Pullet Houses

Fiscal 2026 219,004 179,281 39,723
$ 248,380 $ 195,175 $ 53,205
As of May

31, 2025, we

had $75.5 million

of purchase obligations

outstanding, all of

which is due

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

differ materially

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

INVENTORIES

Inventories of eggs, feed, supplies and flocks

are valued principally at the lower of

cost or net realizable value. If market

prices
for eggs

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

These
factors could make

our estimates of

productive life differ

materially from actual

results. Flock mortality

is charged to cost

of sales
as

incurred. High

mortality

from

disease

or

extreme

temperatures

will

result

in

abnormal

write-downs

to

flock
inventories. Management

continually

monitors

each

flock

and

attempts

to

take

appropriate

actions

to

minimize

the

risk

of
mortality loss.
GOODWILL
As a result of acquiring businesses,

the Company had $46.8 million of goodwill

as of May 31, 2025, representing

1.5% of total
assets

and

1.8%

of

stockholders’

equity.

Goodwill

is

evaluated

for

impairment

annually

(or

more

frequently

if

impairment
indicators arise) by first

performing a qualitative assessment

to determine whether a

quantitative goodwill test is

necessary. After
assessing the totality of events or

circumstances, if we determine it is

more likely than not that the

fair value of a reporting

unit
is less

than its

carrying amount,

then we

perform additional

quantitative tests

to determine

the magnitude

of any

impairment.
During

our

annual

impairment

test,

which

was

the

first

day

of

the

fourth

quarter,

we

determined

that

goodwill

passed

the
qualitative assessment and therefore no quantitative analysis of goodwill impairment was necessary in fiscal 2025.
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
As the estimates

noted above are

based on historical

information, we do

not believe that

there will be

a material change

in the
estimates and assumptions used to recognize revenue. However, if actual results varied significantly from our estimates, it could expose us to material gains or losses.

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

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS
COMMODITY PRICE RISK
Our primary exposure to

market risk arises from

changes in the prices

of conventional eggs, which

are subject to significant

price
fluctuations that are largely beyond our control. We are focused on growing our specialty shell egg business, in part because the selling prices of

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
Change in price per bushel of corn
$ (0.84) $ (0.56) $ (0.28) $ 0.00 $ 0.28 $ 0.56 $ 0.84
Change

in price
per ton
soybean
meal
$ (76.38) 0.43 0.44 0.45 0.46 0.47 0.48 0.49
$ (50.92) 0.44 0.45 0.46 0.47 0.48 0.49 0.50
$ (25.46) 0.45 0.46 0.47 0.48 0.49 0.50 0.51
$ 0.00 0.46 0.47 0.48 0.49
(a)
0.50 0.51 0.52
$ 25.46 0.47 0.48 0.49 0.50 0.51 0.52 0.53
$ 50.92 0.48 0.49 0.50 0.51 0.52 0.53 0.54
$ 76.38 0.49 0.50 0.51 0.52 0.53 0.54 0.55
(a) Based on 2025 actual costs, table flexes feed cost inputs to show $0.01 impacts to per dozen egg feed production costs.
INTEREST RATE

RISK
We

have

a

$250 million

Credit

Facility,

borrowings

under

which

would

bear

interest

at

variable

rates.

No

amounts

were
outstanding under that facility during fiscal

2025 or fiscal 2024. Under our current

policies, we do not use interest

rate derivative
instruments to manage our exposure to interest rate changes.
FIXED INCOME SECURITIES RISK
At May 31, 2025, the effective maturity of our cash equivalents and investment securities available for sale was 8.6 months, and the composite credit

rating of the

holdings are A+

/ A1 /

A+ (S&P /

Moody’s /

Fitch). Generally speaking,

rising interest rates
decrease

the

value

of

fixed

income

securities

portfolios.

As

of

May

31,

2025,

the

estimated

fair

value

of

our

fixed

income
securities portfolio was

approximately $892.7 million

and reflected net

unrealized losses of

approximately $149 thousand.

For
additional

information

see
Note 1 – Summary of Significant Accounting Policies

under

the

heading

“Investment

Securities
Available-for-Sale” and
Note 3 – Investment Securities Available-for-Sale

in Part II. Item 8. Notes

to the Consolidated Financial
Statements.
CONCENTRATION

OF CREDIT RISK
Our financial instruments exposed to concentrations of

credit risk consist primarily of trade receivables.

Concentrations of credit
risk with respect

to receivables are

limited due to

our large

number of customers

and their dispersion

across geographic areas,
except that at

May 31, 2025

and June 1,

2024, 28.1% and

26.8%, respectively,

of our net

accounts receivable balance

was due
from

Walmart

Inc.

(including

Sam’s

Club).

No

other

single

customer

or

customer

group

represented

10%

or

greater

of

net
accounts receivable at May 31, 2025 and June 1, 2024.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cal-Maine Foods, Inc. and Subsidiaries
Ridgeland, Mississippi
Opinion on the Consolidated Financial Statements
We

have audited the

accompanying consolidated balance sheets

of Cal-Maine Foods,

Inc. and Subsidiaries

as of May
31, 2025 and June 1,

2024, the related consolidated statements

of income, comprehensive income, stockholders’

equity, and cash
flows for each of the three years in the period ended May 31, 2025, and the related consolidated notes and schedule listed in the
Index

at

Items

15(a)(1)

and

15(a)(2)

(collectively referred

to

as

the

“consolidated financial

statements”). In

our

opinion,

the
consolidated

financial

statements

present

fairly,

in

all

material

respects,

the

financial

position

of

Cal-Maine

Foods,

Inc.

and
Subsidiaries as of

May 31, 2025

and June 1,

2024, and the

results of their

operations and their

cash flows for

each of the

three
years in

the period

ended May

31, 2025,

in conformity

with accounting

principles generally

accepted in

the United

States of
America.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”),

the Cal-Maine

Foods, Inc.

and Subsidiaries’ internal

control over

financial reporting

as of

May 31,

2025,
based

on

the

criteria

established

in

2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the Treadway Commission and our report dated July 22, 2025 expressed an unqualified opinion.
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
July 22, 2025

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value amounts)
May 31, 2025 June 1, 2024
Assets
Current assets:
Cash and cash equivalents $
499,392
$
237,878
Investment securities available-for-sale
892,708
574,499
Receivables:
Trade receivables, net
244,079
138,550
Income tax receivable
13,057
10,459
Other
15,225
13,433
Total receivables, net
272,361
162,442
Inventories, net
295,670
261,782
Prepaid expenses and other current assets
7,979
5,238
Total current assets
1,968,110
1,241,839
Property, plant & equipment, net
1,026,684
857,234
Investments in unconsolidated entities
11,095
11,195
Goodwill
46,776
45,776
Intangible assets, net
15,157
15,996
Other assets
16,797
12,721
Total assets $
3,084,619
$
2,184,761
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable $
101,033
$
75,862
Dividends payable
114,163
37,760
Accrued wages and benefits
60,263
32,971
Income tax payable
—
43,348
Accrued expenses and other current liabilities
32,912
37,802
Total current liabilities
308,371
227,743
Other liabilities
55,582
17,109
Deferred income taxes
154,651
142,866
Total liabilities
518,604
387,718
Commitments and contingencies - see Note 16
— —
Stockholders’ equity:
Common stock ($
0.01

par value):
Common stock – authorized
120,000

shares, issued
75,061

and
70,261

shares in
2025 and 2024, respectively
751
703
Class A convertible common stock – authorized and issued
4,800

shares in 2024
—
48
Paid-in capital
80,845
76,371
Retained earnings
2,565,928
1,756,395
Accumulated other comprehensive loss, net of tax
(1,007)
(1,773)
Common stock in treasury, at cost –
26,567

and
26,022

shares in 2025 and 2024,
respectively
(85,893)
(31,597)
Total Cal-Maine Foods, Inc. stockholders’ equity
2,560,624
1,800,147
Noncontrolling interest in consolidated equity
5,391
(3,104)
Total stockholders’ equity
2,566,015
1,797,043
Total liabilities and stockholders’ equity $
3,084,619
$
2,184,761
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
Fiscal years ended
May 31, 2025 June 1, 2024 June 3, 2023
52 weeks 52 weeks 53 weeks
Net sales $
4,261,885
$
2,326,443
$
3,146,217
Cost of sales
2,411,000
1,784,872
1,949,760
Gross profit
1,850,885
541,571
1,196,457
Selling, general and administrative
314,449
252,625
232,207
(Gain) loss on involuntary conversions
156
(23,532)
(3,345)
(Gain) loss on disposal of fixed assets
(259)
26
(131)
Operating income
1,536,539
312,452
967,726
Other income (expense):
Interest expense
(612)
(549)
(583)
Interest income
48,671
32,275
18,553
Patronage dividends
11,197
11,331
10,239
Equity in income of unconsolidated entities
6,221
1,420
746
Other, net
1,126
3,042
1,869
Total other income
66,603
47,519
30,824
Income before income taxes
1,603,142
359,971
998,550
Income tax expense
384,910
83,689
241,818
Net income
1,218,232
276,282
756,732
Less:

Net loss attributable to noncontrolling interest
(1,816)
(1,606)
(1,292)
Net income attributable to Cal-Maine Foods, Inc. $
1,220,048
$
277,888
$
758,024
Net income per share attributable to Cal-Maine Foods, Inc.:
Basic $
25.04
$
5.70
$
15.58
Diluted $
24.95
$
5.69
$
15.52
Weighted average shares outstanding:
Basic
48,719
48,717
48,648
Diluted
48,891
48,873
48,834
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of
Comprehensive Income

(in thousands)
Fiscal years ended
May 31, 2025 June 1, 2024 June 3, 2023
Net income $
1,218,232
$
276,282
$
756,732
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) available-for-sale securities, net of reclassification adjustments
928
1,271
(1,714)
(Increase) decrease in accumulated post-retirement benefits obligation, net of reclassification adjustments
54
167
(27)
Other comprehensive income (loss), before tax
982
1,438
(1,741)
Income tax expense (benefit) related to items of other comprehensive income
(loss)
216
325
(451)
Other comprehensive income (loss), net of tax
766
1,113
(1,290)
Comprehensive income
1,218,998
277,395
755,442
Less: comprehensive loss attributable to the noncontrolling interest
(1,816)
(1,606)
(1,292)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
1,220,814
$
279,001
$
756,734
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
703
4,800
—
48
26,077
(30,008)
72,112
1,571,112
(2,886)
(1,498)
1,609,583
Stock compensation plan transactions — — — —
(55)
(1,589)
4,259
— — —
2,670
Dividends ($
1.889

per share)
Common — — — — — — —
(83,565)
— —
(83,565)
Class A common — — — — — — —
(9,040)
— —
(9,040)
Net income (loss) — — — — — — —
277,888
—
(1,606)
276,282
Other comprehensive loss, net of tax — — — — — — — —
1,113
—
1,113
Balance at June 1, 2024
70,261
703
4,800
48
26,022
(31,597)
76,371
1,756,395
(1,773)
(3,104)
1,797,043
Stock compensation plan transactions — — — —
(7)
(3,900)
4,474
— — —
574
Conversion of Class A Shares
4,800
48
(4,800)
(48)
— — — — — — —
Repurchase of Shares — — — —
552
(50,396)
— — — —
(50,396)
Contributions to Crepini Foods LLC — — — — — — — — —
6,485
6,485
Acquisition of noncontrolling interest in
MeadowCreek Foods LLC — — — — — — —
(3,826)
—
3,826
—
Dividends ($
8.319

per share)
Common — — — — — — —
(378,062)
— —
(378,062)
Class A common — — — — — — —
(28,627)
— —
(28,627)
Net income (loss) — — — — — — —
1,220,048
—
(1,816)
1,218,232
Other comprehensive income, net of tax — — — — — — — —
766
—
766
Balance at May 31, 2025
75,061
$
751
— $ —
26,567
$
(85,893)
$
80,845
$
2,565,928
$
(1,007)
$
5,391
$
2,566,015
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
Fiscal year ended
May 31, 2025 June 1, 2024 June 3, 2023
Cash flows from operating activities:
Net income $
1,218,232
$
276,282
$
756,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
94,021
80,241
72,234
Deferred income taxes
11,570
(9,672)
24,467
Stock compensation expense, net of amounts paid
4,527
4,358
4,205
Loss on change in fair value contingent consideration
15,000
5,500
—
Other operating activities, net
(15,426)
(6,908)
(1,491)
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables
(104,997)
(27,570)
58,129
(Increase) decrease in inventories
(12,224)
28,800
(21,102)
Increase (decrease) in income taxes payable/receivable
(45,946)
91,567
(42,218)
Increase in accounts payable and current accrued expenses
65,311
9,353
14,944
Decrease in other operating assets and liabilities
(5,334)
(553)
(2,890)
Net cash provided by operating activities
1,224,734
451,398
863,010
Cash flows from investing activities:
Purchases of investments
(1,213,593)
(573,565)
(530,781)
Sales of investments
907,640
358,932
291,832
Acquisition of businesses, net of cash acquired
(116,193)
(53,746)
—
Investment in unconsolidated entities
—
(363)
(1,673)
Distributions from unconsolidated entities
4,050
3,000
1,500
Purchases of property, plant and equipment
(161,255)
(147,116)
(136,569)
Net proceeds from disposal of property, plant and equipment
3,882
272
580
Net cash used in investing activities
(575,469)
(412,586)
(375,111)
Cash flows from financing activities:
Principal payments on long-term debt
(2,481)
—
—
Principal payments on finance lease
—
(214)
(224)
Purchase of common stock by treasury
(53,953)
(1,688)
(1,643)
Payments of dividends
(330,290)
(91,856)
(252,292)
Net cash used in financing activities
(386,724)
(93,758)
(254,159)
Increase (decrease) in cash and cash equivalents
262,541
(54,946)
233,740
Cash, cash equivalents and restricted cash at beginning of year
237,878
292,824
59,084
Cash, cash equivalents and restricted cash at end of year $
500,419
$
237,878
$
292,824
Supplemental information:
Income taxes paid $
426,172
$
35,101
$
258,247
See Notes to Consolidated Financial Statements.

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Cal-Maine

Foods,

Inc.

(“we,”

“us,”

“our,”

or

the

“Company”)

is

primarily

engaged

in

the

production,

grading,

packaging,
marketing and distribution of fresh shell eggs, including

conventional, cage-free, organic, brown, free-range, pasture-raised and nutritionally-enhanced eggs, as well

as egg products

and a variety of

prepared foods. The Company,

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
Fiscal Year
The Company’s fiscal year-end is on the Saturday closest to May 31. The fiscal years ending on May 31, 2025 and June 1, 2024 included
52

weeks and the fiscal year ended June 3, 2023 included
53

weeks.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”)
in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
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
Investment Securities Available-for-Sale
The Company has determined that its debt

securities are available-for-sale investments and are

classified as current because the
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

The cost basis

for realized gains

and losses on

available-for-sale securities is

determined by the

specific identification method.
Gains and losses are

recognized in other income

(expense) as “Other, net” in

the Company’s Consolidated Statements of

Income.
Interest

and

dividends

on

securities

classified

as

available-for-sale

are

recorded

in

“Interest

income”

in

the

Company’s
Consolidated Statements of Income.
Trade Receivables

Trade receivables are stated at their

carrying values, which include a

reserve for credit losses. At

May 31, 2025 and June

1, 2024,
reserves for credit losses were $
745

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

31,

2025

and

June

1,

2024,
one

customer

accounted

for
approximately
28.1
% and
26.8
% of the Company’s trade accounts receivable, respectively.
Inventories
Inventories

of

eggs,

feed,

supplies

and flocks

are valued

principally

at

the

lower of

cost

or

net

realizable value.

The

cost

of
inventories is determined by either the first-in, first-out method or the weighted-average method.
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
Property, Plant and Equipment
Property, plant

and equipment are stated

at cost. Depreciation is

provided by the straight-line

method over the estimated

useful
lives, which

are
15

to
25

years for

buildings and

improvements and
3

to
12

years for

machinery and

equipment. Expenditures
that significantly

extend the

useful life

of the

related assets

are capitalized.

Normal repairs

and maintenance

are expensed

as
incurred. When property, plant, and equipment

are retired, sold, or

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
Insurance Liabilities and Restricted Cash
The

Company

uses

a

combination

of

insurance

and

self-insurance

programs,

including

a

wholly-owned

captive

insurance
subsidiary (the “Captive”) to

provide coverage for the

potential liabilities for workers’

compensation, auto liability and general
liability risks. Liabilities

associated with

these risks

that are retained

by the

Company are not

discounted and are

estimated, in
part, by considering historical claims experience, severity

factors and other actuarial assumptions. These liabilities

are recorded
within “Accrued

expenses and

other current

liabilities” in

the Company’s

Consolidated Balance

Sheets and

were $
8.0

million
and $
4.9

million at May 31, 2025 and June 1, 2024, respectively.

The Captive maintains certain levels

of cash and cash

equivalents which are restricted in

use to secure the

insurer’s obligations
for workers’ compensation, auto

liability and general liability

programs.

As of May

31, 2025, restricted cash

was $
1.0

million
and is recorded within “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.
The Company also

maintains a medical plan

covering substantially all full-time

employees. Under the plan,

the Company self-
insures its

portion of

medical claims

and uses

stop-loss insurance

to limit

its portion

of medical

claims to

$
275,000

per occurrence.
Liabilities

associated

with

these

risks

are

estimated

in

part

by

considering

historical

claims

experience,

medical

cost

trends,
demographic factors, severity factors and other actuarial assumptions.

The Company’s expenses including

accruals for incurred
but not reported claims were

approximately $
22.8

million, $
23.0

million, and $
21.9

million in fiscal years 2025,

2024, and 2023,
respectively. The

liability recorded for

incurred but not

reported claims was

$
3.0

million and $
2.8

million as of

May 31, 2025,
and

June

1,

2024,

respectively

and

are

classified

within

“Accrued

expenses

and

other

current

liabilities”

in

the

Company’s
Consolidated Balance Sheets.
Dividend Payable
Dividends are accrued at the end of each quarter

according to the Company’s dividend

policy adopted by its Board of Directors
(“Board”). The Company pays

a dividend to stockholders

of its Common Stock

on a quarterly basis

for each quarter for

which
the Company reports net income attributable

to Cal-Maine Foods, Inc., computed in accordance

with GAAP, in an amount equal
to one-third

(1/3) of such quarterly net income. Dividends are paid to stockholders of record as of the 60th day following the last
day of such

quarter, except

for the fourth

fiscal quarter.

For the fourth quarter,

the Company pays dividends

to stockholders of
record on the 65th

day after the quarter

end. Dividends are

payable on the 15th

day following the

record date. Following a

quarter
for which the Company does

not report net income attributable

to Cal-Maine Foods, Inc., the

Company will not pay a dividend
for a

subsequent profitable

quarter until

the Company

is profitable

on a

cumulative basis

computed from

the date

of the

most
recent quarter for which a dividend was paid. The dividend policy is subject to periodic review by the Board.
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
Consolidated Statements of

Income and totaled

$
93.5

million, $
72.7

million, and $
77.5

million in fiscal

years 2025, 2024,

and
2023, respectively.
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

Gain (Loss) on Involuntary Conversions

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

or less

than the

net book

value of

damaged assets,
including poultry, clean-up and

demolition costs,

and other

direct post-event

costs are recorded

within “Gain (loss)

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

New Accounting Pronouncements and Policies
In November 2023,

the Financial Accounting Standards

Board (“FASB

”) issued Accounting Standards

Update (“ASU”) 2023-
07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures . This ASU requires enhanced disclosures about significant

segment expenses

regularly provided

to the

chief operating

decision maker

that are

included within

each reported
measure of segment profit or

loss, and requires all

annual disclosures currently required by

Topic 280

to be included in

interim
periods. The Company adopted ASU 2023-07 effective

fiscal year 2025. The pronouncement was adopted retrospectively to all
prior periods presented. For additional information, refer to
Note 15 - Segment Reporting
.
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
Note 2 – Acquisitions
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

(“Deal-Rite”)
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
1.0

million as a result of the
acquisition.
Other Acquisitions and Investments
Effective
September 9, 2024
, the Company completed a strategic investment with Crepini LLC, establishing a new egg products and prepared

foods venture.

The new

entity, located in

Hopewell Junction,

New York, operates as

Crepini Foods

LLC (“Crepini”).
The Company

capitalized Crepini with

approximately $
6.75

million in

cash to

purchase additional equipment

and other

assets
and fund

working capital

in exchange

for a
51
% interest

in the

new venture.

Crepini LLC

contributed its

existing assets

and
business in exchange for a
49
% interest in the new venture.
Effective

November

30,

2024,

the

Company

acquired

the

remaining
9.23
%

interest

in

our

majority-owned

subsidiary,
MeadowCreek Foods LLC.
Acquisition of Fassio Egg Farms, Inc. Assets
Effective
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
Intangible

assets

consisted

primarily

of

water

rights

within

the

property

acquired.

Water

rights

were

valued

using

the

sales
comparison approach.
Contingent

consideration liability

was recorded

and represents

potential

future

cash payment

to

the sellers

contingent on

the
acquired business

meeting certain

return on

profitability milestones

over a
three-year

period, commencing

on

the date

of

the

acquisition. The initial

fair value of the

contingent consideration was

estimated using a

discounted cash flow model.

This liability
is recorded within “Other liabilities” in the Company’s Consolidated Balance Sheets.
Goodwill represents the excess of the

purchase price of the acquired

business over the acquisition date fair

value of the net assets
acquired. Goodwill

recorded in

connection with

the Fassio

acquisition is

primarily attributable

to improved

efficiencies from
integrating the assets

of Fassio with

the operations of

the Company. The Company

recognized goodwill of

$
1.8

million as a

result
of the acquisition.
Note 3 - Investment Securities Available-for-Sale
The

following

presents

the

Company’s

investment

securities

available-for-sale

as

of

May

31,

2025

and

June

1,

2024

(in
thousands):

May 31, 2025
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated Fair
Value
Municipal bonds $
21,695
$
3
$
—
$
21,698
Commercial paper
90,880
—
50
90,830
Corporate bonds
431,378
130
—
431,508
Certificates of deposits
5,200
—
6
5,194
US government and agency obligations
240,655
—
260
240,395
Treasury bills
103,119
—
36
103,083
Total current investment securities $
892,927
$
133
$
352
$
892,708

June 1, 2024
Amortized
Cost
Unrealized

Gains
Unrealized

Losses
Estimated Fair
Value
Municipal bonds $
4,100
$
—
$
41
$
4,059
Commercial paper
137,856
—
121
137,735
Corporate bonds
233,289
—
697
232,592
Certificates of deposits
3,505
—
14
3,491
US government and agency obligations
154,520
—
251
154,269
Asset backed securities
3,154
—
30
3,124
Treasury bills
39,239
—
10
39,229
Total current investment securities $
575,663
$
—
$
1,164
$
574,499
Proceeds from the

sales and maturities

of available-for-sale

securities were $
907.6

million, $
358.9

million, and $
291.8

million
during fiscal 2025, 2024, and 2023, respectively.

Gross realized gains for fiscal 2025, 2024, and 2023

were $
76

thousand, $
199
thousand, and

$
51

thousand, respectively.

There were
no

gross realized

losses for

fiscal 2025.

Gross realized

losses for

fiscal
2024, and 2023 were $
8

thousand, and $
87

thousand, respectively. There was
no

allowance for credit losses at

May 31, 2025 and
June 1, 2024.
Actual maturities may differ

from contractual maturities as

some borrowers have

the right to call

or prepay obligations

with or
without penalties. Contractual maturities of investment securities at May 31, 2025 are as follows (in thousands):

Estimated Fair Value
Within one year $
449,577
1-5 years
443,131
Total $
892,708

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
In accordance with the fair value hierarchy

described above, the following table shows the

fair value of our financial assets and
liabilities that are required to be measured at fair value on a recurring basis as of May 31, 2025 and June 1, 2024 (in thousands):

May 31, 2025 Level 1 Level 2 Level 3 Balance
Investment securities available-for-sale
Municipal bonds $
—
$
21,698
$
—
$
21,698
Commercial paper
—
90,830
—
90,830
Corporate bonds
—
431,508
—
431,508
Certificates of deposits
—
5,194
—
5,194
US government and agency obligations
—
240,395
—
240,395
Treasury bills
—
103,083
—
103,083
Total investment securities available-for-sale
measured at fair value $
—
$
892,708
$
—
$
892,708
Liabilities
Contingent consideration
—
—
21,500
21,500
Total liabilities measured at fair value $
—
$
—
$
21,500
$
21,500

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
—
$
—
$
6,500
$
6,500
Investment securities available-for-sale

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
15,000
Balance, May 31, 2025 $
21,500
Adjustments to the fair value of contingent consideration are recorded within selling, general and administrative expenses in the consolidated statements of income.
Note 5 - Inventories
Inventories consisted of the following (in thousands):

May 31, 2025 June 1, 2024
Flocks, net of amortization $
166,507
$
149,985
Eggs and egg products
29,743
25,217
Feed and supplies
99,420
86,580
$
295,670
$
261,782
We grow and maintain flocks of layers (mature female chickens), pullets (female chickens under 18 weeks of age), and breeders
(male and female chickens used to produce fertile eggs to hatch for egg production flocks).

Our total flock at May 31, 2025 and
June 1,

2024, consisted

of approximately
11.5

million and
11.8

million pullets

and breeders

and
48.3

million and
39.9

million
layers, respectively.
The Company expensed amortization and mortality associated with the flocks to cost of sales as follows (in thousands):

May 31, 2025 June 1, 2024 June 3, 2023
Amortization $
196,248
$
198,298
$
186,973
Mortality
10,619
10,640
10,455
Total flock costs charged to cost of sales $
206,867
$
208,938
$
197,428
Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

May 31, 2025 June 1, 2024
Land and improvements $
158,627
$
131,051
Buildings and improvements
722,552
627,121
Machinery and equipment
876,024
782,736
Construction-in-progress
148,621
121,266
1,905,824
1,662,174
Less: accumulated depreciation
879,140
804,940
$
1,026,684
$
857,234

Depreciation expense was $
91.1

million, $
77.2

million and $
69.4

million in the fiscal years

ended May 31, 2025, June 1,

2024,
and June 3, 2023, respectively.
Note 7 - Investment in Unconsolidated Entities
As of May 31,

2025 and June 1,

2024, the Company owned
50
% of Specialty Eggs,

LLC (“Specialty Eggs”) and

of Southwest
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

Equity method investments are included in “Investments in unconsolidated entities” in the accompanying Consolidated Balance
Sheets and totaled $
10.3

million and $
8.2

million at May 31, 2025 and June 1, 2024, respectively.

Equity in income

of unconsolidated entities

of $
6.2

million, $
1.4

million, and $
746

thousand from

these entities

has been included
in the Consolidated Statements of Income for fiscal 2025, 2024, and 2023, respectively.
The following relates to the Company’s transactions with these unconsolidated affiliates (in thousands):

For the fiscal year ended
May 31, 2025 June 1, 2024 June 3, 2023
Sales to unconsolidated entities $
110,106
$
100,553
$
136,351
Purchases from unconsolidated entities
76,167
63,916
75,024
Distributions from unconsolidated entities
4,050
3,000
1,500

May 31, 2025 June 1, 2024
Accounts receivable from unconsolidated entities $
5,090
$
8,490
Accounts payable to unconsolidated entities
613
1,233
Note 8 - Goodwill and Other Intangible Assets
Goodwill and other intangibles consisted of the following (in thousands):

Other Intangibles
Franchise Customer Non-compete Water Total
Goodwill rights relationships agreements rights Trademark intangibles
Balance June 3, 2023 $
44,006
$
13,414
$
970
$
708
$
720
$
85
$
59,903
Additions
1,770
— — 50 2,222 —
4,042
Amortization —
(1,627)
(362)
(134)
—
(50)
(2,173)
Balance June 1, 2024
45,776
11,787
608
624
2,942
35
61,772
Additions
1,000
—
700
285
—
334
2,319
Amortization —
(1,596)
(353)
(157)
—
(52)
(2,158)
Balance May 31, 2025 $
46,776
$
10,191
$
955
$
752
$
2,942
$
317
$
61,933

For the Other Intangibles listed above, the gross carrying amounts and accumulated amortization are as follows (in thousands):

May 31, 2025 June 1, 2024
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Other intangible assets:
Franchise rights $
29,284
$
(19,093)
$
29,284
$
(17,497)
Customer relationships
1,700
(745)
2,900
(2,292)
Non-compete agreements
1,435
(683)
1,500
(876)
Water rights *
2,942
—
2,942
—
Trademark
334
(17)
400
(365)
Total $
35,695
$
(20,538)
$
37,026
$
(21,030)
*

Water rights are an indefinite life intangible asset.
No significant residual value

is estimated for these

intangible assets. Aggregate amortization

expense for fiscal years

2025, 2024,
and 2023 totaled $
2.2

million.

The following table presents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For fiscal year Estimated amortization expense
2026 $
1,984
2027
1,981
2028
1,911
2029
1,849
2030
1,758
Thereafter
2,732
Total $
12,215

Note 9 - Employee Benefit Plans
KSOP
The Company

has a

KSOP plan

that covers

substantially all

of the

Company’s

employees (the

“Plan”). The Company

makes
contributions

to the

Plan at

a

rate

of
3
% of

participants’ eligible

compensation, plus

an additional

amount determined

at

the
discretion

of

the

Board. Contributions

can

be

made

in

cash

or

the

Company’s

Common

Stock,

and

vest

immediately. The
Company’s cash contributions to the Plan were $
5.5

million, $
4.3

million, and $
4.3

million in fiscal years 2025, 2024 and 2023,
respectively.

The Company did
no
t make direct

contributions of the

Company’s

Common Stock in

fiscal years 2025,

2024, or
2023. Dividends

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
Deferred Compensation and Other Postretirement Plans
The Company maintains several deferred compensation and other postretirement plans for certain officers and

a select group of
management and

highly compensated

employees of

the Company.

The liability

recorded related

to these

agreements was $
4.1
million and $
3.8

million at May

31, 2025 and

June 1, 2024,

respectively and is

classified within “Accrued

expenses and other
current liabilities”

and “Other

liabilities” in

the Company’s

Consolidated Balance

Sheets. The

related expense

for these

plans
was $
1.5

million, $
1.2

million and $
752

thousand in fiscal 2025, 2024 and 2023, respectively.
Note 10 - Credit Facility
For

fiscal

years

2025,

2024

and

2023,

interest

expense

was

$
612

thousand,

$
549

thousand,

and

$
583

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

aggregate up
to $
200

million by

adding one

or more

incremental senior

secured term

loans or

increasing one

or more

times the

revolving
commitments under the Revolver.
No

amounts were borrowed under

the Credit Facility as

of May 31, 2025

or June 1,

2024 or
during fiscal 2025 or fiscal 2024. The Company had $
4.7

million of outstanding standby letters of credit issued under the Credit
Facility at May 31, 2025.
On May 26, 2023, we

entered into the First Amendment

(the “First Amendment”) to the

Credit Agreement, which replaced the
London Interbank Offered Rate interest rate benchmark with the secured overnight financing rate as administered by the Federal
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
%, in

each case

depending
upon the Total Funded Debt to Capitalization Ratio for the Company at the quarterly pricing date.

The Credit

Facility is

guaranteed by

substantially all

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

On March

25, 2025,

the Company

entered into

the Second

Amendment (the

“Second Amendment”)

to the

Credit Agreement.
Under the

Credit Agreement,

a Change

of Control

is an

event of

default. The

Second Amendment

amended the

definition of
Change of

Control to

exclude from

that definition

the conversion

(the “Class

A Conversion”)

of all

outstanding shares

of the
Company’s Class A Common Stock into Common Stock which occurred on April 14, 2025.
The Second

Amendment states

that after

the Class

A Conversion,

Change of

Control will

mean any

of the

following: (i)

the
acquisition by

any “person”

or “group”

(as such

terms are

used in

sections 13(d)

and 14(d)

of the

Securities Exchange

Act of
1934, as amended) at any

time of beneficial ownership

of 30.0% or more of

the outstanding capital stock

or other equity interests
of the Company on a fully-diluted

basis, (ii) the failure of individuals

who are members of the

Board (or similar governing body)
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
Further, under

the terms of

the Credit Agreement,

payment of dividends

under the Company’s

current dividend policy

of one-
third of the Company’s net income, computed in accordance

with GAAP,

and payment of other dividends or repurchases by the
Company of its

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

Credit
Facility.
At May 31, 2025, we were in compliance with the covenant requirements of the Credit Agreement.
Note 11 - Equity
As of May 31, 2025, the Company’s authorized shares of capital stock consisted of
120

million shares of Common Stock and
10
million shares of preferred stock, par value $
0.01

per share. As of May 31, 2025,
no

shares of preferred stock were outstanding.
Prior to the conversion of all of the Company’s outstanding shares of Class A Common Stock into Common

Stock (the “Class A
Conversion”), which

occurred on

April 14,

2025, the

Company had
two

classes of

capital stock,

Common Stock

and Class

A
Common Stock,

which were

similar in

most respects

except that

the Common

Stock had
one

vote per

share and

the Class

A
Common Stock

had
10

votes per

share. In

addition, each

share of

Class A

Common Stock

was convertible

into
one

share of
Common Stock

at the

option of

the holder

at any

time, and,

generally,

would automatically

convert into

Common Stock upon
transfer outside of the control of the family of Fred R.

Adams Jr., the Company’s

late founder. Prior to the

Class A Conversion,
Mr. Adams’ family controlled all of the outstanding shares of Class A Common Stock, all of which were held by

DLNL, LLC, a
Delaware limited liability company

(“Daughters’ LLC”), and thereby

controlled a majority of

the Company’s total voting power;
as a result, the Company was a “controlled company” under the rules of The Nasdaq Stock Market.
On February 25, 2025, the Company

entered an Agreement Regarding Conversion

(the “Conversion Agreement”) by and among
the Company, Daughters’ LLC

and its members,

namely Fred R. Adams

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

Stock

underlying

the

Class

A

Common

Stock,

as

most

of

them

have

become

more

focused

on

their
individual estate planning efforts and philanthropic endeavors.

The Conversion Agreement provided for the following:
●
The approval by

the Board, and

approval by Daughters’

LLC by majority

written consent, of

the Third Amended

and
Restated Certificate of

Incorporation of the

Company (“Third Amended

and Restated Charter”),

which became effective
upon filing with the Delaware Secretary of State on March 27, 2025.

●
The approval

by the

Board of

the Amended

and Restated

Bylaws of

the Company,

which became

effective when

the
Third Amended and Restated Charter became effective.
● The agreement by the Stockholder Parties not to convert any shares of Class A Common Stock into shares of Common
Stock prior to the later of (i) the effective date of the Third Amended and Restated Charter or (ii) the date the

Company
obtained an amendment to its Credit Agreement such that the Class A Conversion, defined below, would not result in a
“Change of Control” within the meaning of the Credit Agreement. Both conditions were met on March 27, 2025.
●
The agreement by the Stockholder Parties that if Daughters’ LLC converted any Class

A Common Stock into Common
Stock,

it

would

simultaneously

convert

all

(but

not

less

than

all)

Class

A

Common

Stock

into

Common

Stock

(the
“Class A Conversion”).
●
After

the

effective

date

of

the

Class

A

Conversion

(the

“Class

A

Conversion

Date”),

and

ending

on

the

12-month
anniversary

of

the

Class

A

Conversion

Date

(or,

if

earlier,

December 31, 2026),

certain

registration

rights

of

the
Members to offer or sell Common

Stock in a registered offering under the Securities Act of 1933, as amended.
●
The adoption by the

Stockholder Parties of an

amended and restated limited

liability company operating agreement of
Daughters’ LLC, which provided

for certain changes to

permit Daughters’ LLC to

take the actions provided

for in the
Conversion Agreement.
The Conversion Agreement, including the documents contemplated by that agreement, did not require any Stockholder Party to
convert Class A Common Stock into Common Stock or to sell any Common Stock.
Also on

February 25, 2025,

the Board approved

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

The Class A Conversion occurred on April 14, 2025, at which time the Company was no longer a controlled company under the rules of The

Nasdaq Stock Market.

On April 15,

2025, the Company

filed a Certificate

of Retirement with

the Delaware Secretary
of

State,

retiring

the

Class

A

Common

Stock.

Promptly

thereafter,

the

Company

filed

the

Fourth

Amended

and

Restated
Certificate of Incorporation with

the Delaware Secretary of

State, which became effective

upon filing, reflecting the

retirement
of the Class A Common Stock.
On April 15, 2025,

in connection with the

offer and sale (the “Offering”)

of
2,978,740

shares of Common Stock

by the Members,
the Company entered into

a stock repurchase agreement

with the Members, pursuant

to which the Company

agreed to repurchase
551,876

shares

of

Common

Stock

(the

“Repurchased

Shares”),

which

were

not

included

in

the

Offering,

contingent

upon
completion of the

Offering, at the

per share price

paid by the

underwriter in the

Offering, resulting in

a total purchase

price of
approximately $
50

million. The

Offering and

the Company’s purchase

of the

Repurchased Shares

pursuant to

the stock

repurchase
agreement were completed on
April 17, 2025
. The Company incurred expenses of $
1.7

million in connection with the Offering.
Pursuant to the Conversion Agreement, the Selling Stockholders will reimburse the Company $
826

thousand.
As of May 31, 2025, no shares other than the Repurchased Shares had been repurchased under the Company’s share repurchase
program, leaving $
450

million available under the program.

Note 12 - Net Income per Common Share
Basic net income per share attributable

to Cal-Maine Foods, Inc. is based on

the weighted average Common Stock and Class

A
Common Stock

outstanding. All

shares of

Class A

Common Stock

were converted

into Common

Stock on

April 14,

2025. Diluted
net income per share attributable to Cal-Maine Foods, Inc. is based on weighted-average Common Stock outstanding during the relevant period adjusted for the dilutive effect of share-based awards.

The following table provides

a reconciliation of the

numerators and denominators

used to determine basic

and diluted net income
per common share attributable to Cal-Maine Foods, Inc. (amounts in thousands, except per share data):

May 31, 2025 June 1, 2024 June 3, 2023
Numerator
Net income $
1,218,232
$
276,282
$
756,732
Less: Net loss attributable to noncontrolling interest
(1,816)
(1,606)
(1,292)
Net income attributable to Cal-Maine Foods, Inc. $
1,220,048
$
277,888
$
758,024
Denominator
Weighted-average common shares outstanding, basic
48,719
48,717
48,648
Effect of dilutive securities of restricted shares
172
156
186
Weighted-average common shares outstanding, diluted
48,891
48,873
48,834
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
25.04
$
5.70
$
15.58
Diluted $
24.95
$
5.69
$
15.52

Note 13 – Stock-Based Compensation
The Company’s

stock-based compensation plan,

the Amended and

Restated Cal-Maine Foods,

Inc. 2012 Omnibus

Long-Term
Incentive Plan (the

“LTIP

Plan”), provides for

the granting of

equity-based awards such

as restricted stock,

performance stock
units and stock options. Awards may be granted under the LTIP

Plan to any employee, any non-employee member of the Board,
and any

consultant who

is a

natural person

and provides

services to

us or

one of

our subsidiaries

(except for

incentive stock
options, which may be granted only to our employees). The maximum number of shares of Common Stock available for awards under the

LTIP

Plan is
2,000,000

of which
813,298

shares remained

available for

issuance as

of May

31, 2025,

and may

be
authorized but unissued shares or treasury shares. Common Stock issued from treasury shares under the plan was
47,700

shares,
86,803

shares and
84,969

shares for fiscal 2025, 2024 and 2023, respectively.

Restricted Stock
Restricted stock

outstanding under

the LTIP

Plan vests

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
4.5

million,

$
4.4

million,

and

$
4.2

million

in

fiscal

2025,

2024,

and

2023,
respectively.
Our unrecognized compensation expense as

a result of non-vested

shares was $
8.0

million at May 31,

2025 and $
7.5

million at
June 1,

2024. The unrecognized

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
(4,879)
54.86
Outstanding, May 31, 2025
212,717
$
66.93
Note 14 - Income Taxes
Income tax expense consisted of the following:

Fiscal year ended
May 31, 2025 June 1, 2024 June 3, 2023
Current:
Federal $
312,000
$
83,721
$
180,521
State
61,340
9,640
36,830
373,340
93,361
217,351
Deferred:
Federal
12,703
(7,371)
19,952
State
(1,133)
(2,301)
4,515
11,570
(9,672)
24,467
$
384,910
$
83,689
$
241,818

Significant components of the Company’s deferred tax liabilities and assets were as follows:

May 31, 2025 June 1, 2024
Deferred tax liabilities:
Property, plant and equipment $
128,789
$
120,402
Inventories
35,041
29,297
Investment in affiliates
2,205
904
Other
6,485
6,437
Total deferred tax liabilities
172,520
157,040
Deferred tax assets:
Accrued expenses
3,620
3,230
State operating loss carryforwards
6
22
Other comprehensive income
770
986
Other
13,473
9,936
Total deferred tax assets
17,869
14,174
Net deferred tax liabilities $
154,651
$
142,866
The differences between income tax expense at the Company’s effective income tax rate and income tax expense at the statutory federal income tax rate were as follows:

Fiscal year end
May 31, 2025 June 1, 2024 June 3, 2023
Statutory federal income tax $
337,042
$
75,931
$
209,418
State income taxes, net
47,169
5,798
32,662
Other, net
699
1,960
(262)
$
384,910
$
83,689
$
241,818
As of

May 31,

2025, we

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
Note 15 – Segment Reporting
The

Company

has
one

operating

and
one

reportable

segment,

which

is

the

production,

grading,

packaging,

marketing

and
distribution of shell eggs and egg products. The Company is managed on a consolidated basis.

The Company’s

operating segment

is determined

on the

basis of

our organizational

structure and

information that

is regularly
reviewed by our

Chief Operating Decision Maker

(“CODM”). The Company’s

CODM is Sherman Miller,

President and Chief
Executive Officer.

The CODM reviews

net income, which

is reported on

the Consolidated Statements of

Income, to assess

the
performance

and

make

decisions

on

how

to

allocate

resources

to

the

segment.

The

CODM

utilizes

consolidated

expense
information regularly provided in the CODM

package in order to assist with assessing

performance and deciding how to allocate
resources,

which

align

with

the

consolidated

expense

categories

as

disclosed

on

the

face

of

the

Consolidated

Statements

of
Income. The measure of segment assets is reported on the Consolidated Balance Sheet as Total assets.

Revenue primarily derives from the sales of shell eggs and egg products throughout the Unites States. The Company’s shell egg product offerings

include specialty

and

conventional shell

eggs.

Specialty shell

eggs include

cage-free, organic,

brown, free-
range, pasture-raised and nutritionally enhanced

eggs. Conventional shell eggs

sales represent all other shell

egg sales not sold as
specialty

shell

eggs.

The

Company’s

egg

products

offerings

include

liquid

and

frozen

egg

products,

as

well

as

ready-to-eat
products

such

as

hard-cooked

eggs,

egg

wraps,

protein

pancakes,

crepes

and

wrap-ups.

Other

sales

represent

feed

sales,
miscellaneous byproducts and resale products.

The following table provides revenue disaggregated by product category (in thousands):

Fiscal years ended
May 31, 2025 June 1, 2024 June 3, 2023
52 weeks 52 weeks 53 weeks
Conventional shell egg sales $
2,835,423
$
1,291,743
$
2,051,961
Specialty shell egg sales
1,184,487
925,665
956,993
Egg products and prepared foods
198,833
89,009
122,270
Other
43,142
20,026
14,993
$
4,261,885
$
2,326,443
$
3,146,217
The following table provides revenue disaggregated by sales channel (in thousands):

Fiscal years ended
May 31, 2025 June 1, 2024 June 3, 2023
52 weeks 52 weeks 53 weeks
Retail $
3,613,828
$
2,046,230
$
2,693,162
Foodservice
608,166
267,428
427,886
Other
39,891
12,785
25,169
$
4,261,885
$
2,326,443
$
3,146,217
Retail customers include primarily national and regional grocery store chains, club stores, and companies servicing independent supermarkets

in

the

U.S.

Foodservice

customers

include

primarily

companies

that

sell

food

products

and

related

items

to
restaurants, healthcare and education facilities and hotels.
Our largest customer, Walmart Inc. (including Sam’s Club) accounted for
33.6
%,
34.0
% and
34.2
% of net sales dollars for fiscal
2025, 2024, and 2023, respectively.

Note 16 - Commitments and Contingencies
Civil Investigative Demand
In

March

2025,

the

Company

received

a

Civil

Investigative

Demand

(“CID”)

from

the

Department

of

Justice

(“DOJ”)

in
connection with an antitrust

investigation to determine whether

there is, has been

or may be a

violation of the antitrust

laws by
anticompetitive

conduct

by

and

among

egg

producers.

The

Company

is

complying

with

the

CID

and

cooperating

with

the
investigation.

Management

cannot

predict

the

eventual

scope,

duration

or

outcome

of

these

investigations

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
Supreme Court of Texas denied the Company’s

Petition for Review and remanded to the trial court for further proceedings. The district court entered an order scheduling pre-trial proceedings and a pre-trial conference for August 11, 2025. On November 30,
2024, the State filed an amended petition, primarily to address a procedural deficiency that required the State to generally plead it

was

seeking

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

involving the U.S.
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
the

Company,

the

accrual

represents

our

estimate

of

the

Company’s

proportional

share

of

the

reasonably

possible

ultimate
damages award, excluding

the Egg Product

Plaintiffs’ attorneys’ fees

that we believe

would be approximately

offset by the

credits
noted above. We have entered into a judgment allocation and joint defense agreement with the other defendants remaining in the
case. Our accrual may change in the future to the extent we are successful in further proceedings in the litigation.

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

On June 17, 2025, the court entered an opinion and

order that
found that the State satisfied its burden to show that conditions in the Illinois River watershed have not materially changed since the original

trial and

the case

in not

moot. The

court instructed

the parties

to submit

proposed forms

of final

judgment. While
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
Note 17 – Subsequent Events
Effective June 2, 2025, the Company completed its previously announced acquisition of Echo Lake Foods, LLC (formerly Echo
Lake Foods,

Inc.) and

certain related

companies (collectively

“Echo Lake

Foods”). Echo

Lake Foods

is based

in Burlington,
Wisconsin and produces, packages, markets and distributes prepared foods, including waffles, pancakes, scrambled eggs, frozen cooked omelets, egg patties,

toast and diced eggs.

The purchase price was

approximately $
258

million, excluding expected tax
assets resulting from the transaction, and was funded with available cash on hand.
The Company has not included

certain disclosures due to

the timing of the

transaction relative to the

date of the report containing
these Financial Statements and because the initial accounting for the business combination is incomplete.

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

2025 at

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
“Internal control over

financial reporting” is

a process designed

by, or under the supervision

of, our Chief

Executive
Officer and Chief Financial Officer,

together with other financial officers, and effected by the Board, management
and

other

personnel,

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

2025. The

framework

on

which
management’s

evaluation

of

our

internal

control

over

financial

reporting

is

based

is

the

“Internal

Control

–
Integrated

Framework”
published

in

2013

by

the

Committee

of

Sponsoring

Organizations

(“COSO”)

of

the
Treadway Commission.
3.

Management has determined that our internal control over financial reporting as of May

31, 2025 is effective. It is
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

May 31, 2025,
based

on

criteria

established

in
2013

Internal

Control

–

Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the Treadway

Commission (“COSO”).

In our opinion, Cal-Maine Foods, Inc.

and Subsidiaries maintained, in
all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in 2013
Internal Control – Integrated Framework

issued by the COSO.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United
States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income,
stockholders’ equity, and cash flows of Cal-Maine Foods, Inc.

and Subsidiaries and our report dated July 22, 2025 expressed an unqualified opinion.
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

July 22, 2025

(c)

Changes in Internal Control Over Financial Reporting
In

connection

with

its

evaluation

of

the

effectiveness,

as

of

May

31,

2025,

of

our

internal

control

over

financial

reporting,
management determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended

May 31,

2025, that

has materially

affected, or

is reasonably

likely to

materially affect,

our internal

control over
financial reporting.

ITEM 9B.

OTHER INFORMATION
During our fourth

quarter of fiscal

2025, no director

or officer of

the Company
adopted

or
terminated

any Rule 10b5-1

trading
arrangement or
non-Rule
10b5-1

trading arrangement, as such terms are defined in Item 408(a) or Regulation S-K.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART

III.
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information concerning

directors, executive officers and corporate

governance required by Item 10
is

incorporated

by

reference

from

our

definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the
Securities Exchange Act of 1934 in connection with our 2025 Annual Meeting of Stockholders.
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

to be filed

pursuant to Regulation

14A under the

Securities Exchange Act

of 1934 in

connection with our

2025
Annual Meeting of Stockholders.

ITEM 12.

SECURITY OWNERSHIP

OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND

RELATED
STOCKHOLDER MATTERS
The information

concerning security

ownership of

certain beneficial

owners and

management and

related stockholder

matters
required by Item 12 is incorporated by reference from our definitive proxy statement which is to be filed pursuant to Regulation
14A under the Securities Exchange Act of 1934 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 13.

CERTAIN

RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The

information

concerning

certain

relationships

and

related

transactions,

and

director

independence

required

by

Item

13

is
incorporated by

reference from

our definitive

proxy statement

which is

to be

filed pursuant

to Regulation

14A under

the Securities
Exchange Act of 1934 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14.

PRINCIPAL ACCOUNTANT

FEES AND SERVICES
The information

concerning principal

accountant fees

and services

required by

Item 14

is incorporated

by reference

from our
definitive

proxy

statement

which

is

to

be

filed

pursuant

to

Regulation

14A

under

the

Securities

Exchange

Act

of

1934

in
connection with our 2025 Annual Meeting of Stockholders.

PART

IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)

Financial Statements
The following consolidated financial

statements and notes thereto

of Cal-Maine Foods, Inc.

and its subsidiaries are

included in
Item 8 and are filed herewith:

Report of Independent Registered Public Accounting Firm

(PCAOB
5348
)
40
Consolidated Balance Sheets – May 31, 2025 and June 1, 2024
42
Consolidated Statements of Income – Fiscal Years Ended May 31, 2025, June 1, 2024, and June 3, 2023
43
Consolidated Statements of Comprehensive Income – Fiscal Years Ended May 31, 2025, June 1, 2024, and June
3, 2023
44
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended May 31, 2025, June 1,
2024, and June 3, 2023
45
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2025, June 1, 2024, and June 3, 2023
46
Notes to Consolidated Financial Statements
47
(a)(2)

Financial Statement Schedule
All schedules are

omitted either because

they are not

applicable or required, or

because the required

information is included

in
the financial statements or notes thereto.
(a)(3)

Exhibits Required by Item 601 of Regulation S-K
See Part (b) of this Item 15.

(b)

Exhibits Required by Item 601 of Regulation S-K

The following exhibits are filed herewith or incorporated by reference:
Exhibit
Number Exhibit
2.1
Echo Lake Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, filed
April 8, 2025)
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
Exhibit 4.1 in the Registrant’s Form S-3, filed April 15, 2025, Registration No. 333-286548)
3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's
Form 8-K, filed March 27, 2025)
4.1**
Description of Registrant's Securities Registered Under Section 12 of the Exchange Act
10.1
Amended and Restated Credit Agreement, dated November 15, 2021, among Cal-Maine Foods, Inc., the
Guarantors, BMO Harris Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to
Exhibit 10.1 in the Registrant's Form 8-K, filed November 19, 2021)
10.2
First Amendment to Credit Agreement, dated May 26, 2023, among Cal-Maine Foods, Inc., the Guarantors,
BMO Harris Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed July 25, 2023)
10.3
Second Amendment entered into as of March 25, 2025 to Amended and Restated Credit Agreement between
Cal-Maine Foods, Inc. and certain subsidiaries as guarantors, BMO Bank N.A. as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed March 27,
2025)
10.4
Agreement Regarding Conversion dated February 25, 2025 by and among Cal-Maine Foods, Inc. DLNL, LLC, and each member of DLNL, LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, filed February 25, 2025)
10.5*
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
10.8*
Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 2, 2020)
10.9*
Amendment No. 1 to the Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-Term Incentive
Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed March 27, 2025)
10.10*
Form of Restricted Stock Agreement for Amended and Restated Cal-Maine Foods, Inc. 2012 Omnibus Long-
Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10K filed July 19,
2022)
10.11*
Form of Performance Share Unit Awards (incorporated by reference to Exhibit 10.7 to the Registrant’s Form
10-Q, filed April 8, 2025)
10.12*
Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.6 to the
Registrant’s Form 10-Q, filed April 8, 2025)
10.13*
Supplemental Executive Retirement Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 27, 2023)
10.14*
Split Dollar Life Insurance Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.2 to the
Registrant’s Form 8-K filed March 27, 2023)
10.15*
Deferred Compensation Plan, dated November 15, 2021 (incorporated by reference to Exhibit 10.2 in the
Registrant's Form 8-K, filed November 19, 2021)
19.1
Insider Trading Policy (incorporated by reference to Exhibit 19.1 in the Registrant's Form 10-K, filed July 23,
2024)
21**
Subsidiaries of the Registrant
23.1**
Consent of FROST, PLLC
31.1**
Rule 13a-14(a) Certification of Chief Executive Officer
31.2**

Rule 13a-14(a) Certification of Chief Financial Officer
32***
Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
97
Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 in the Registrant's
Form 10-K, filed July 23, 2024)

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
+

Submitted electronically with this Annual Report on Form 10-K
(c)

Financial Statement Schedules Required by Regulation S-X
All schedules for which provision is made in

the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements

of Section 13 or

15(d) of the Securities

Exchange Act of 1934,

the registrant has duly

caused this
report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ridgeland,

Mississippi.
CAL-MAINE FOODS, INC.
/s/ Sherman L. Miller
Sherman L. Miller
President and Chief Executive Officer
Date: July 22, 2025
Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature Title

Date

/s/

Sherman L. Miller

President, Chief Executive Officer

Sherman L. Miller

and Director

July 22, 2025

(Principal Executive Officer)

/s/

Max P.

Bowman

Vice President, Treasurer,

Secretary,

Max P.

Bowman

Chief Financial Officer and Director

July 22, 2025

(Principal Financial Officer)

/s/ Matthew S. Glover

Vice President, Accounting

Matthew S. Glover

(Principal Accounting Officer)

July 22, 2025

/s/

Adolphus B. Baker

Chairman of the Board and Director

July 22, 2025
Adolphus B. Baker

/s/

Letitia C. Hughes

Director

July 22, 2025
Letitia C. Hughes

/s/

James E. Poole

Director

July 22, 2025
James E. Poole

/s/

Steve W. Sanders

Director

July 22, 2025
Steve W. Sanders

/s/

Camille S. Young

Director July 22, 2025
Camille S. Young