Form 10-Q
period 2025-08-30
CAL-MAINE FOODS INC
filed 2025-10-01
CIK 16160

Index
1
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington,

DC

20549
FORM
10-Q

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
For the quarterly period ended
August 30, 2025

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
Yes
☐

No
☑
There were
48,499,606

shares of Common Stock, $0.01 par value, outstanding as of October 1, 2025.

Index

INDEX

Page Number
Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets -

August 30, 2025 and May 31, 2025

3

Condensed Consolidated Statements of Income -
Thirteen Weeks Ended August 30, 2025 and August 31, 2024

4

Condensed Consolidated Statements of Comprehensive Income -
Thirteen Weeks Ended August 30, 2025 and August 31, 2024

5

Condensed Consolidated Statements of Cash Flows -

Thirteen Weeks Ended August 30, 2025 and August 31, 2024

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
27
Item 4.

Controls and Procedures

27

Part II.

Other Information

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 5.

Other Information

28
Item 6.

Exhibits

29

Signatures

30

Index

PART

I.

FINANCIAL
INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for par value amounts)

(Unaudited)

August 30, 2025 May 31, 2025
Assets
Current assets:
Cash and cash equivalents $
251,920
$
499,392
Investment securities available-for-sale
1,001,475
892,708
Trade and other receivables, net
242,848
259,304
Income tax receivable
3,073
13,057
Inventories
328,429
295,670
Prepaid expenses and other current assets
19,109
7,979
Total current

assets
1,846,854
1,968,110
Property, plant &

equipment, net
1,195,545
1,026,684
Investments in unconsolidated entities
10,905
11,095
Goodwill
75,815
46,776
Intangible assets, net
50,444
15,157
Other long-term assets
16,829
16,797
Total Assets $
3,196,392
$
3,084,619
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable $
108,771
$
101,033
Accrued wages and benefits
26,328
60,263
Income taxes payable
40,386
—
Dividends payable
66,457
114,163
Accrued expenses and other liabilities
28,009
32,912
Total current

liabilities
269,951
308,371
Other noncurrent liabilities
55,575
55,582
Deferred income taxes, net
168,949
154,651
Total liabilities
494,475
518,604
Commitments and contingencies - see Note 10
— —
Stockholders’ equity:
Common stock ($
0.01

par value) - authorized
120,000

shares, issued
75,061

shares
751
751
Paid-in capital
82,134
80,845
Retained earnings
2,698,811
2,565,928
Accumulated other comprehensive income (loss), net of tax
954
(1,007)
Common stock in treasury at cost –
26,561

shares at August 30, 2025 and
26,567
shares at May 31, 2025
(85,891)
(85,893)
Total Cal-Maine Foods,

Inc. stockholders’ equity
2,696,759
2,560,624
Noncontrolling interest in consolidated entity
5,158
5,391
Total stockholders’

equity
2,701,917
2,566,015
Total Liabilities and Stockholders’

Equity
$
3,196,392
$
3,084,619
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Net sales $
922,602
$
785,871
Cost of sales
611,288
538,653
Gross profit
311,314
247,218
Selling, general and administrative
69,514
61,932
(Gain) loss on involuntary conversions
(7,488)
146
(Gain) loss on disposal of fixed assets
104
(1,817)
Operating income
249,184
186,957
Other income (expense):
Interest income, net
12,850
9,785
Other, net
1,231
1,211
Total other income, net
14,081
10,996
Income before income taxes
263,265
197,953
Income tax expense
64,158
48,363
Net income
199,107
149,590
Less: Loss attributable to noncontrolling interest
(233)
(386)
Net income attributable to Cal-Maine Foods, Inc. $
199,340
$
149,976
Net income per common share:
Basic $
4.13
$
3.08
Diluted $
4.12
$
3.06
Weighted average

shares outstanding:
Basic
48,281
48,761
Diluted
48,424
48,932
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Net income $
199,107
$
149,590
Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale securities, net of reclassification adjustments
2,586
1,715
Income tax expense related to items of other comprehensive income
(625)
(416)
Other comprehensive income, net of tax
1,961
1,299
Comprehensive income
201,068
150,889
Less: Comprehensive loss attributable to the noncontrolling interest
(233)
(386)
Comprehensive income attributable to Cal-Maine Foods, Inc. $
201,301
$
151,275
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Cash flows from operating activities:
Net income $
199,107
$
149,590
Depreciation and amortization
29,663
22,048
Deferred income taxes
13,682
(14,605)
Other adjustments, net
36,152
(39,581)
Net cash provided by operations
278,604
117,452
Cash flows from investing activities:
Purchases of investment securities
(270,315)
(202,196)
Sales and maturities of investment securities
181,145
209,673
Acquisition of businesses, net of cash acquired
(275,291)
(111,521)
Purchases of property,

plant and equipment
(45,302)
(35,773)
Net proceeds from disposal of property,

plant and equipment
49
3,946
Net cash used in investing activities
(409,714)
(135,871)
Cash flows from financing activities:
Payments of dividends
(114,163)
(37,758)
Purchase of common stock by treasury
(18)
(34)
Net cash used in financing activities
(114,181)
(37,792)
Net change in cash, cash equivalents and restricted cash
(245,291)
(56,211)
Cash, cash equivalents and restricted cash at beginning of period
499,392
237,878
Cash, cash equivalents and restricted cash at end of period $
254,101
$
181,667
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The unaudited

condensed consolidated

financial statements

of Cal-Maine

Foods, Inc.

and its subsidiaries

(“Cal-Maine Foods,”
the

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

2025

(the

“2025

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

ended on August 30, 2025
and August 31, 2024 included
13

weeks.
Use of Estimates
The

preparation

of the

condensed

consolidated

financial

statements

in

conformity

with GAAP

requires

management

to

make
estimates

and

assumptions

that

affect

the

amounts

reported

in

the

condensed

consolidated

financial

statements

and
accompanying notes. Actual results could differ from those estimates.
Dividends Payable

Dividends are accrued

at the end of each

quarter according to the Company’s

dividend policy adopted by

its Board of Directors
(“Board”).

The Company

pays a

dividend

to holders

of its

Common Stock

(and, prior

to its

conversion

to Common

Stock on
April

14,

2025

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
Revenue Recognition
The Company recognizes revenue through the sale of its products to customers through retail, foodservice and other distribution channels.

The

majority

of

the

Company’s

revenue

is

derived

from

agreements

or

contracts

with

customers

based

upon

the
customer

ordering

its

products

with

a

single

performance

obligation

of

delivering

the

product.

The

Company

believes

the
performance

obligation

is

met

upon

delivery

and

acceptance

of

the

product

by

its

customers,

which

generally

occurs

upon
shipment

or delivery

to a

customer based

on

the terms

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

Index

Business Combinations
The Company applies the acquisition

method of accounting, which

requires that once control is obtained,

all the assets acquired
and liabilities assumed,

including amounts

attributable to noncontrolling

interests, are recorded

at their respective

fair values at
the

date

of acquisition.

The

excess

of

the

purchase

price

over

fair

values

of

identifiable

assets

and

liabilities

is

recorded

as
goodwill.

We

use

various

models

and

methods

to

determine

the

fair

values

of

identifiable

assets

and

liabilities,

such

as

top-down

and
bottom-up

approach

for

inventory,

cost

method

and

market

approach

for

property,

and

relief-from-royalty

and

multi-period
excess earnings to value

intangibles. Significant estimates in

valuing certain intangible assets include,

but are not limited to,

the
amount and timing of future cash flows, growth rates, discount rates and useful lives.

New Accounting Pronouncements and Policies
In December

2023, the

Financial Accounting

Standards Board

(“FASB”)

issued Accounting Standards

Update (“ASU”)

2023-
09,
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

Index

Note 2 - Acquisition
Acquisition of Echo Lake Foods, LLC
Effective
June 2, 2025
, the Company

acquired Echo

Lake Foods, LLC

and certain

related companies

(collectively “Echo

Lake
Foods”). Echo

Lake Foods

is based

in Burlington,

Wisconsin and

produces, packages,

markets and

distributes prepared

foods,
including waffles, pancakes, scrambled eggs, frozen

cooked omelets, egg patties, toast and diced eggs. The Company accounted
for the acquisition as a business combination.

Pending

the

finalization

of

the

Company’s

valuation,

the

following

table

summarizes

the

consideration

paid

for

Echo

Lake
Foods and the amounts of assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Cash consideration paid $
275,406
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash $
115
Investment securities available-for-sale
14,147
Accounts receivable
31,923
Inventories
21,601
Prepaid expenses and other current assets
3,131
Property, plant &

equipment
151,697
Intangible assets
36,800
259,414
Accounts payable and other current liabilities
(13,047)
Total identifiable

net assets
246,367
Goodwill
29,039
$
275,406
Cash and

accounts receivable

acquired

along with

liabilities assumed

were valued

at their

carrying value

which approximates
fair value due to the short maturity of these instruments.
Inventories consisted

primarily of

raw materials,

supplies and

finished goods.

Raw materials

and supplies

were valued

at their
carrying value as

management believes that

their carrying value

best approximates their

fair value. Finished

goods were valued
using both the bottom-up and top-down approach. The

bottom-up approach measures the value of inventory as the value created by the

target company

(i.e., the

costs incurred,

profit realized,

and tangible

and intangible

assets utilized)

pre-acquisition date.
The top-down

approach measures

the value

of inventory

as the

incremental

inventory value

created by

the market

participant
buyer as part

of its selling

effort to an

end customer (i.e.,

the costs that

will be incurred,

the profit that

will be realized,

and the
tangible and intangible assets that will be utilized) post-acquisition date.
Property,

plant and

equipment were

valued

utilizing

the cost

approach

and

market approach.

Machinery

and equipment

were
valued

utilizing

the

cost

approach

which

is

based

on

replacement

or

reproduction

costs

of

the

assets

and

subtracting

any
depreciation resulting from

physical deterioration and/or

functional or economic

obsolescence. Land and

buildings were valued
utilizing the market approach by using a real estate valuation.
Intangible assets

consisted primarily

of customer

relationships and

a trade name.

Customer relationships

were valued using

the
multi-period excess earnings method and the trade name was valued using the relief-from-royalty method.

Goodwill

represents

the

excess

of

the

purchase

price

of

the

acquired

business

over

the

acquisition

date

fair

value

of

the

net
assets acquired.

Goodwill

recorded

in

connection

with

the Echo

Lake

Foods

acquisition is

primarily

attributable

to projected
synergies

from integrating

the operations

of Echo

Lake Foods

with the

operations of

the Company.

The Company

recognized
goodwill of $
29.0

million as a result of the acquisition, all of which is deductible for tax purposes.

Index

The Company

recorded

transaction costs

of

$
594

thousand and

$
6.6

million

in the

first quarter

of

fiscal 2026

and fiscal

year
2025, respectively,

as a result of the Echo Lake Foods acquisition.
Note 3 - Investment Securities Available-for-Sale
The following

represents the

Company’s

investment securities

available-for-sale as

of August

30, 2025

and May

31, 2025

(in
thousands):

August 30, 2025
Amortized
Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
22,072
$
68
$
—
$
22,140
Commercial paper
81,527
—
23
81,504
Corporate bonds
536,273
2,120
—
538,393
Certificates of deposits
4,960
8
—
4,968
US government and agency obligations
245,019
65
—
245,084
Treasury bills
109,288
98
—
109,386
Total current

investment securities
$
999,139
$
2,359
$
23
$
1,001,475

May 31, 2025
Amortized

Cost
Unrealized

Gains
Unrealized
Losses
Estimated

Fair Value
Municipal bonds $
21,695
$
3
$
—
$
21,698
Commercial paper
90,880
—
50
90,830
Corporate bonds
431,378
130
—
431,508
Certificates of deposits
5,200
—
6
5,194
US government and agency obligations
240,655
—
260
240,395
Treasury bills
103,119
—
36
103,083
Total current

investment securities
$
892,927
$
133
$
352
$
892,708
Actual maturities

may differ

from contractual

maturities as some

borrowers have

the right to

call or prepay

obligations with

or
without penalties. Contractual maturities of current investment securities at August 30, 2025 are as follows (in thousands):

Estimated Fair Value
Within one year $
472,795
1-5 years
528,680
Total $
1,001,475
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
Assets and Liabilities Measured at Fair

Value

on a Recurring Basis
In accordance with

the fair value hierarchy

described above, the

following table shows the

fair value of our

financial assets and
liabilities

that

are

required

to

be

measured

at

fair

value

on

a

recurring

basis

as

of

August

30,

2025

and

May

31,

2025

(in
thousands):

August 30, 2025 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
22,140
$
—
$
22,140
Commercial paper
—
81,504
—
81,504
Corporate bonds
—
538,393
—
538,393
Certificates of deposits
—
4,968
—
4,968
US government and agency obligations
—
245,084
—
245,084
Treasury bills
—
109,386
—
109,386
Total assets measured at fair

value
$
—
$
1,001,475
$
—
$
1,001,475
Liabilities
Contingent consideration $
—
$
—
$
21,500
$
21,500
Total liabilities measured

at fair value
$
—
$
—
$
21,500
$
21,500

May 31, 2025 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
21,698
$
—
$
21,698
Commercial paper
—
90,830
—
90,830
Corporate bonds
—
431,508
—
431,508
Certificates of deposits
—
5,194
—
5,194
US government and agency obligations
—
240,395
—
240,395
Treasury bills
—
103,083
—
103,083
Total assets measured at fair

value
$
—
$
892,708
$
—
$
892,708
Liabilities
Contingent consideration $
—
$
—
$
21,500
$
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
Contingent consideration

classified as

Level 3

consists of

the potential

obligation to

pay an

earnout to

Fassio Egg

Farms, Inc.
(“Fassio”) contingent

on the

acquired

business meeting

certain return

on profitability

milestones over

a
three-year

period that
commenced on the

date of the acquisition

in the second

quarter of fiscal

2024. The fair

value of the

contingent consideration is
estimated using a discounted

cash flow model. Key assumptions

and unobservable inputs that require

significant judgment used
in the

estimate include

weighted average

cost of

capital, egg

prices, projected

revenue and

expenses over

the period

for which
the

contingent

consideration

is

measured,

and

the

probability

assessments

with

respect

to

the

likelihood

of

achieving

the
forecasted

projections. There

were
no

adjustments to

the fair

value of

contingent consideration

recorded in

the thirteen

weeks
ended August 30, 2025.

Index

Note 5 - Inventories
Inventories consisted of the following as of August 30, 2025 and May 31,

2025 (in thousands):

August 30, 2025 May 31, 2025
Flocks, net of amortization $
168,968
$
166,507
Feed and supplies
107,165
99,188
Raw materials and finished goods inventory
52,296
29,975
$
328,429
$
295,670
We

grow

and

maintain

flocks

of

layers

(mature

female

chickens),

pullets

(female

chickens,

under

18

weeks

of

age),

and
breeders (male

and female

chickens used

to produce

fertile eggs

to hatch

for egg

production flocks).

Our total

flock at

August
30, 2025 and May

31, 2025 consisted of

approximately
11.1

million and
11.5

million pullets and breeders

and
48.5

million and
48.3

million layers, respectively.
Note 6 - Equity
The following reflects equity activity for the thirteen weeks ended

August 30, 2025 and August 31, 2024 (in thousands):

Thirteen Weeks

Ended August 30, 2025
Cal-Maine Foods, Inc. Stockholders
Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Capital Comp. Gain (Loss) Earnings Interest Total
Balance at May 31, 2025 $
751
$
(85,893)
$
80,845
$
(1,007)
$
2,565,928
$
5,391
$
2,566,015
Other comprehensive
income, net of tax — — —
1,961
— —
1,961
Stock compensation plan
transactions
—
2
1,289
— — —
1,291
Dividends ($
1.371

per share)
— — — —
(66,457)
—
(66,457)
Net income (loss) — — — —
199,340
(233)
199,107
Balance at August 30, 2025 $
751
$
(85,891)
$
82,134
$
954
$
2,698,811
$
5,158
$
2,701,917

Thirteen Weeks

Ended August 31, 2024
Cal-Maine Foods, Inc. Stockholders
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

shares of

Common Stock
(and when

they were

outstanding shares

of Class

A Common

Stock) outstanding.

All shares

of Class

A Common

Stock were

Index

converted into

Common Stock

on April

14, 2025.

Diluted net

income per

share attributable

to Cal-Maine

Foods, Inc.

is based
on weighted-average

shares of

Common Stock

outstanding during

the relevant

period adjusted

for the

dilutive effect

of share-
based awards.

The

following

table

provides

a

reconciliation

of

the

numerators

and

denominators

used

to

determine

basic

and

diluted

net
income per common share attributable to Cal-Maine Foods, Inc.

(amounts in thousands, except per share data):

Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Numerator
Net income $
199,107
$
149,590
Less: Loss attributable to noncontrolling interest
(233)
(386)
Net income attributable to Cal-Maine Foods, Inc. $
199,340
$
149,976
Denominator
Weighted-average

common shares outstanding, basic
48,281
48,761
Effect of dilutive restricted shares
143
171
Weighted-average

common shares outstanding, diluted
48,424
48,932
Net income per common share attributable to Cal-Maine Foods, Inc.
Basic $
4.13
$
3.08
Diluted $
4.12
$
3.06
Note 8 - Stock Based Compensation
Total

stock-based compensation

expense was

$
1.3

million and

$
1.1

million for

the thirteen

weeks ended

August 30,

2025 and
August 31, 2024, respectively.
Unrecognized

compensation expense

as a

result of

non-vested shares

of equity-based

awards outstanding

under the

Amended
and

Restated 2012

Omnibus Long-Term

Incentive

Plan at

August

30,

2025

of $
8.0

million will

be recorded

over a

weighted
average period of
2.0

years. Refer to Part

II Item 8,

Notes to Consolidated

Financial Statements and

Supplementary Data, Note
13 – Stock-Based Compensation in our 2025 Annual Report for further information on our stock compensation plans.
The Company’s equity-based award

activity for the thirteen weeks ended August 30, 2025 was as follows:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 31, 2025
212,717
$
66.93
Granted
13,518
101.14
Vested
(529)
54.10
Forfeited
(793)
73.93
Outstanding, August 30, 2025
224,913
$
68.99

Index

Note 9 – Segment Reporting
The Company has
one

operating and
one

reportable segment, which is

the production, packaging, marketing

and distribution of
shell eggs,

prepared foods and egg products. The Company is managed on a consolidated basis.

The Company’s

operating segment

is determined

on the

basis of

our organizational

structure and

information that

is regularly
reviewed by

our Chief

Operating Decision Maker

(“CODM”). The

Company’s

CODM is Sherman

Miller, President

and Chief
Executive Officer.

The CODM reviews net income,

which is reported on the

Condensed Consolidated Statements of

Income, to
assess the

performance of,

and make

decisions on

how to

allocate resources

to, the

segment. The

CODM utilizes

consolidated
expense information

regularly provided

in the CODM

package in

order to

assist with assessing

performance and

deciding how
to

allocate

resources,

which

align

with

the

consolidated

expense

categories

as

disclosed

on

the

face

of

the

Condensed
Consolidated Statements

of Income.

The measure

of segment

assets is

reported on

the Condensed

Consolidated Balance

Sheet
as Total assets.

Revenue

primarily

derives

from

the

sales

of

shell

eggs,

prepared

foods,

and

egg

products

throughout

the

Unites

States.

The
Company’s

shell

egg

product

offerings

include

specialty

and

conventional

shell

eggs.

Specialty

shell

eggs

include

cage-free,
organic,

brown,

free-range,

pasture-raised

and

nutritionally

enhanced

eggs.

Conventional

shell

eggs

sales

represent

all

other
shell egg sales not sold as specialty shell eggs. The Company’s prepared foods include offerings such as pre-cooked

egg patties,
omelets,

folded

and

scrambled

egg

formats,

hard-cooked

eggs,

pancakes,

waffles,

and

specialty

wraps.

Egg

products

include
liquid and frozen egg products.

Other sales represent feed sales, miscellaneous byproducts and resale products.
The following table provides revenue disaggregated by product category

(in thousands):

Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Conventional shell egg sales $
505,941
$
484,736
Specialty shell egg sales
283,456
256,777
Prepared foods
83,936
8,938
Egg products
37,107
26,237
Other
12,162
9,183
$
922,602
$
785,871
The following table provides revenue disaggregated by sales channel

(in thousands):

Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Retail $
739,787
$
669,709
Foodservice
152,085
109,845
Other
30,730
6,317
$
922,602
$
785,871
Retail customers include primarily national

and regional grocery store chains,

club stores, and companies servicing independent
supermarkets

in

the

U.S.

Foodservice

customers

include

primarily

companies

that

sell

food

products

and

related

items

to
restaurants, convenience stores, healthcare and education facilities and hotels.

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

In August

2025,

the

Company

received

a

subpoena

from

the

State

of
New York

requesting information

and documents

related to its

investigation of

anticompetitive conduct

and high

egg prices

in
the

egg

industry.

The

Company

is

complying

with

the

CID

and

the

subpoena

and

cooperating

with

the

investigations.

Index

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

Index

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

fact and

conclusions of

law in favor

of the

State of

Oklahoma, but

no penalties

were assessed.

The court

found the
defendants jointly

and severally

liable for

state law

nuisance, federal

common law

nuisance, and

state law

trespass. The

court
also found

the producers

vicariously liable

for the

actions of

their contract

producers. On

June 12,

2023, the

court ordered

the
parties to mediate

before retired Tenth

Circuit Chief Judge

Deanell Reece Tacha,

but the mediation

was unsuccessful. On

June
26, 2024,

the district

court denied

defendants’ motion

to dismiss

the case.

On September

13, 2024,

a status

hearing

was held
and the court scheduled an evidentiary

hearing for December 3, 2024,

to determine whether any legal

remedy is available based
on the now

14-year-old record

and changed

circumstances of the

Illinois River watershed.

On June 17,

2025, the court

entered
an opinion

and order

that found

that the

State satisfied

its burden

to show

that conditions

in the

Illinois River

watershed have
not materially changed

since the original trial

and the case was

not moot. On

July 9, 2025, the

State of Oklahoma filed

its form
of proposed

final judgment

and brief

in support

thereof seeking

over $100

million in

total fines

from all

defendants, including
approximately

$
18.2

million

in

fines

from

the

Company,

plus

attorneys’

fees.

On

July

30,

2025,

the

Company

and

other
defendants filed

their form of proposed

final judgment and

brief in support

thereof seeking no

monetary fines or

penalties. The
court has not

ruled on these

submissions but is

expected to enter

a final judgment

imposing fines and

potentially non-monetary
remedies,

if

any,

in

the

future.
No

accrual

for

this

legal

proceeding

has

been

recorded

as

of

August

30,

2025.

Based

on
information available as

of September 30,

2025, management expects

that the ultimate

resolution of this

litigation will result

in
a loss to the Company, if any,

that is substantially less than the amount sought from the Company by the State of

Oklahoma.
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

Index

ITEM

2.

MANAGEMENT’S
DISCUSSION
AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS
The following

should be

read in

conjunction

with Management’s

Discussion and

Analysis of

Financial Condition

and Results
of Operations included

in Part II Item

7 of the Company’s

Annual Report on

Form 10-K for its

fiscal year ended May

31, 2025
(the “2025 Annual Report”), and the accompanying financial statements and notes included in Part II Item 8 of the 2025 Annual
Report and in
Part I Item 1

of this Quarterly Report on Form 10-Q (“Quarterly Report”).
This Quarterly

Report contains

numerous forward-looking

statements within

the meaning of

Section 27A

of the

Securities Act
of 1933

(the “Securities

Act”) and

Section 21E

of the

Securities Exchange

Act of

1934 (the

“Exchange

Act”) relating

to our
business,

including

potential

future

supply

of

and

demand

for

our

products,

potential

future

corn

and

soybean

price

trends,
potential future

impact on our

business of the

resurgence in United

States (“U.S.”) commercial

table egg

layer flocks of

highly
pathogenic avian influenza (“HPAI”),

estimated future production data, expected

construction schedules, projected construction
costs, potential future

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

of our 2025

Annual Report,

as well as

those included

in other

reports we

file from

time to

time with

the
United

States

Securities

and

Exchange

Commission

(“SEC”)

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

forward-
looking

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

COMPANY

OVERVIEW
Cal-Maine Foods,

Inc. (“Cal-Maine

Foods,” the

“Company,”

“we,” “us,”

“our”) is

the largest

egg company

in the

U.S. and

a
leading

player

in

the

egg-based

food

industry.

With

a

strong

national

footprint,

Cal-Maine

Foods

provides

nutritious,
affordable, and sustainable protein to millions of households every day.

The Company’s

portfolio spans the

full egg value

ladder—from conventional

to specialty,

including cage-free, organic,

brown,
free-range,

pasture-raised,

and

nutritionally

enhanced

eggs—serving

both

retail

and

foodservice

customers

nationwide.

Cal-

Index

Maine

Foods

also

participates

in

the

growing

prepared

foods

sector,

with

offerings

such

as

pre-cooked

egg

patties,

omelets,
folded

and scrambled

egg formats,

hard-cooked

eggs,

pancakes, waffles,

and

specialty wraps.

Our

branded portfolio

includes
Eggland’s Best®, Land O’Lakes®, Farmhouse

Eggs®, 4Grain®, Sunups®, MeadowCreek Foods®, and Crepini®.
Our operations are fully integrated,

and we have one operating and reportable

segment. Our total flock as of

August 30, 2025 of
approximately

48.5

million

layers

and

11.1

million

pullets

and

breeders

is

the

largest

in

the

U.S.

We

sell

our

products

to

a
diverse group of

customers, including national

and regional grocery

store chains,

club stores, companies

servicing independent
supermarkets

in

the

U.S.,

and

foodservice

distributors

serving

restaurants,

convenience

stores,

healthcare

and

education
facilities and hotels throughout the majority of the U.S. and aim to maintain efficient, state-of-the-art operations

located close to
our customers.
Our

strategy

includes

three

primary

priorities:

expanding

specialty

eggs

and

prepared

foods,

pursuing

disciplined

growth
through acquisitions and leveraging our scale, vertical integration, operational excellence and financial strength.

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
meal

or

hedge

against

increases

in

the

prices

of

corn

and

soybean

meal.

Corn

and

soybean

meal

are

commodities

and

are
subject

to

volatile

price

changes

due

to

weather,

various

supply

and

demand

factors,

transportation

and

storage

costs,
speculators,

agricultural, energy

and trade

policies in

the U.S.

and internationally

,

and global

instability that

could disrupt

the
supply chain.
An important competitive advantage

for Cal-Maine Foods is

our ability to meet

our customers’ evolving needs

with a favorable
mix of

branded and

private-label products

of conventional

and specialty

eggs, including

cage-free, organic,

brown, free-range,
pasture-raised and nutritionally-enhanced eggs as well as prepared foods and egg products.
HPAI
Outbreaks of

HPAI

have continued

to occur

in U.S.

poultry flocks.

Since the

HPAI

outbreaks in

2015, there

were no

reported
significant

outbreaks

of

HPAI

in

the

commercial

table

egg

layer

flocks

until

the

February

–

December

2022

time

period.
Thereafter,

there were

no HPAI

cases affecting

commercial

layers until

November

2023. In

calendar year

2024,

40.2 million
commercial

layer

hens

and

pullets

were

depopulated

due

to

HPAI,

and

in

calendar

year

2025,

an

additional

42.4

million

Index

commercial layer

hens and

pullets were depopulated

due to HPAI

as of

September 30,

2025. The

United States

Department of
Agriculture

(the

“USDA”)

reported

that

the

estimated

table-egg

layer

flock

as

of

August

1,

2025

was

approximately

296.9
million, compared to

301.9 million, 314.2 million,

308.7 million and

321.5 million as of

August 1, 2024, 2023,

2022 and 2021,
respectively.

HPAI

is currently widespread in the wild

bird population worldwide. Further,

according to the U.S. Centers for Disease Control
and

Prevention

(“CDC”),

as

of

September

18,

2025,

there

were

outbreaks

in

1,080

herds

of

dairy

cows

in

18

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

$80

million

in

biosecurity

technology,
equipment,

supplies,

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

2025
Annual

Report,

Part

II

Item

7

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

–
HPAI.”

We

have taken

proactive steps

to help

mitigate the

tight egg

supply situation

across the

country.

Our efforts

resulted in

a 10%
increase

in our

average number

of layer

hens (reflecting

re-start of

prior year

facility outages

and both

organic

and inorganic
expansion)

and

a

77%

increase

in

our

total

chicks

hatched

during

the

first

quarter

of

fiscal

2026

compared

to

the

prior-year
quarter.

Our breeder flocks increased

46% as of the

end of the first

quarter of fiscal

2026 compared to

the end of

the prior-year
quarter.

We

also continue

to invest

in expansion

projects within

our current

operations that

are expected

to add

approximately
1.1 million cage-free layer hens and 250,000 pullets by the end of calendar

2025.
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

27.3% of

our total

shell
egg revenue for the

first quarter of fiscal year

2026. At the same time,

we understand the importance

of our continued ability to
provide

conventional

eggs

in

order

to

provide

our

customers

with

a

variety

of

egg

choices

and

to

address

hunger

in

our
communities.

For

additional

information,

see

the

2025

Annual

Report,

Part

I

Item

1,

“Business

–

Specialty

Eggs,”

“Business

–

Growth
Strategy” and

“Business –

Government

Regulation,” and

the first

risk factor

in Part

I Item

1A, “Risk

Factors” under

the sub-
heading “Legal and Regulatory Risk Factors.”
ACQUISITIONS
Effective

June

2,

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

The

acquisition

contributed

$70.5

million

to

prepared

foods

revenue

and

increased

cost

of

sales

by

$51.7

Index

million

for

the

first

quarter

of

fiscal

2026.

Integration

efforts

are

ongoing,

with

synergies

expected

to

be

realized

from

egg
purchasing and other operational

efficiencies. The acquisition

has expanded our prepared foods

product line and customer base.
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

EXECUTIVE OVERVIEW
For

the

first

quarter

of

fiscal

2026,

we

recorded

a

gross

profit

of

$311.3

million,

compared

to

$247.2

million

for

the

same
period

of fiscal

2025,

primarily driven

by an

increase

in the

net average

selling price

of shell

eggs,

particularly

conventional
eggs, and

higher specialty

egg volumes, as

well as lower

feed ingredient

prices and

the acquisition of

Echo Lake Foods

during
fiscal 2026.
Our

net

average

selling

price

per

dozen

for

the

first

quarter

of

fiscal

2026

was

$2.486

compared

to

$2.392

in

the

prior-year
period.

Average

conventional

egg

prices

per

dozen

were

$2.539

compared

to

$2.424

for

the

prior-year

period,

and

average
specialty egg

prices per

dozen were $2.396

compared to

$2.335 for the

prior-year period.

Although lower

than recent quarters,
egg prices in the first quarter of fiscal 2026

were higher compared to the prior-year period primarily due to the decreased supply
as

the

industry

continues

to

recover

from

the

HPAI

outbreaks

in

late

calendar

year

2024

and

early

2025.

According

to

the
USDA, the

monthly average

size of

the layer

hen flock

from June

2025

through August

2025

(which most

closely aligns

with
our

first

fiscal

quarter)

was

approximately

291.4

million

hens,

representing

a

decrease

of

12.1

million

layers,

or

4.0%,
compared

to the

same period

in the

prior year.

The daily

average price

for the

Urner Barry

southeast large

index for

the first
quarter

of

fiscal

2026

increased

0.6%

and

the

USDA

daily

average

price

for

large

shell

eggs

increased

0.1%

from

the
comparable period in the prior

year. For

more information about historical

shell egg prices, see Part I,

Item 1. “Business – Price
for Shell Eggs” of our 2025 Annual Report.

Our dozens

sold for

the first

quarter

of fiscal

2026

increased 2.5%

compared

to the

first quarter

of fiscal

2025.

Demand was
consistent during

the first

fiscal quarter

of 2025

and 2026,

which is

typically a

period of

lower seasonal

demand. In

addition,
the first quarter of fiscal

2026 benefited from our

facilities in Kansas and Texas

being fully operational during

the quarter and a
full quarter of production capacity from the acquisition of the commercial shell egg production and processing business of ISE.

Our

farm

production

costs per

dozen

produced

for

the

first

quarter

of

fiscal

2026

increased

1.7%,

or

$0.02

compared

to

the
prior

year period,

primarily

due to

higher other

farm production

costs. Other

farm

production

costs increased

8.8%

primarily
due to high

facility costs compared

to the comparable

period in the

prior year.

Feed costs per

dozen produced

decreased 4.3%,
or $0.02

in the

first quarter

of fiscal

2026,

compared to

the first

quarter of

fiscal 2025,

primarily due

to lower

feed ingredient

Index

prices. For

information about historical

corn and soybean

meal prices, see

Part I, Item

1. “Business –

Feed Costs for

Shell Egg
Production”

of

our

2025

Annual

Report.

Our

prepared

foods

cost

of

sales

increased

$55.1

million

quarter-over-quarter,
primarily due to the acquisition of Echo Lake Foods.

RESULTS OF

OPERATIONS
The following

table sets forth,

for the periods

indicated, certain

items from

our Condensed Consolidated

Statements of Income
expressed as a percentage of net sales.
Thirteen Weeks

Ended
August 30, 2025
August 31, 2024
Net sales 100.0% 100.0%
Cost of sales 66.3% 68.5%
Gross profit 33.7% 31.5%
Selling, general and administrative 7.5% 7.9%
(Gain) loss on involuntary conversions (0.8) % — %
(Gain) loss on disposal of fixed assets — % (0.2) %
Operating income 27.0% 23.8%
Total other income, net 1.5% 1.4%
Income before income taxes 28.5% 25.2%
Income tax expense 7.0% 6.2%
Net income 21.5% 19.0%
Less: Loss attributable to noncontrolling interest — % — %
Net income attributable to Cal-Maine Foods, Inc. 21.5% 19.0%
NET SALES
Total

net sales for the

first quarter of fiscal

2026 were $922.6

million, compared to

$785.9 million for

the same period of

fiscal
2025.
Shell egg

sales represented

85.6% and

94.4% of

total net

sales for

the first

quarters

of fiscal

2026 and

2025, respectively.

The
Company’s

shell

egg

offerings,

for

both

branded

and

private-label

products,

include

specialty

and

conventional

shell

eggs.
Specialty

shell

eggs

include

cage-free,

organic,

brown,

free-range,

pasture-raised

and

nutritionally

enhanced

shell

eggs.
Conventional shell

eggs sales represent

all other shell

egg sales not

sold as specialty

shell eggs.

The Company’s

prepared food
offerings

include

items

such

as

pre-cooked

egg

patties,

omelets,

folded

and

scrambled

egg

formats,

hard-cooked

eggs,
pancakes, waffles, and specialty wraps. Egg product

offerings include liquid and frozen egg products. Other

sales represent feed
sales, miscellaneous byproducts and resale products.
The table below presents net sales in key categories (in thousands, except percentage data):
Thirteen Weeks

Ended
August 30, 2025 August 31, 2024 % Change
Shell Eggs $ 789,397 $ 741,513 6.5%
Prepared foods 83,936 8,938 839.1
Egg products 37,107 26,237 41.4
Other 12,162 9,183 32.4
Total net sales $ 922,602 $ 785,871 17.4%

Index

The table below presents an analysis of our shell egg sales (in thousands,

except percentage data):
Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
Shell egg sales
Conventional $ 505,941 64.1% $ 484,736 65.4%
Specialty 283,456 35.9 256,777 34.6%
Total shell egg sales $ 789,397 100.0% $ 741,513 100.0%
Dozens sold
Conventional 199,293 62.8% 199,989 64.5%
Specialty 118,294 37.2 109,990 35.5
Total dozens sold 317,587 100.0% 309,979 100.0%
Net average selling price per dozen
Conventional $ 2.539 $ 2.424
Specialty $ 2.396 $ 2.335
All shell eggs $ 2.486 $ 2.392
Shell egg sales
First Quarter – Fiscal 2026

vs. Fiscal 2025
-
In

the

first

quarter

of

fiscal

2026,

conventional

egg

sales

increased

$21.2

million,

or

4.4%,

compared

to

the

first
quarter of

fiscal 2025,

primarily due

to a

4.7% increase

in the

prices for

conventional eggs,

which resulted

in a

$22.9
million increase in net sales.
-
Specialty egg sales increased $26.7 million, or

10.4%, in the first quarter of fiscal 2026

compared to the first quarter of
fiscal 2025, primarily

due to a 7.5%

increase in the volume

of specialty dozens

sold, which resulted

in a $19.4 million
increase in

net sales

and a

2.6% increase

in prices

for specialty

eggs, which

resulted in

a $7.2

million increase

in net
sales.
-
Specialty egg

sales benefited

in the

first quarter

of fiscal

2026 from

increased specialty

egg production

due primarily
to

our

facilities

in

Kansas

and

Texas

being

fully

operational

during

the

quarter

as

well

as

organic

and

inorganic
growth.
-
See “Executive

Overview” above for

additional discussion of

factors impacting shell

egg sales for

the first quarters

of
fiscal 2026 and 2025.
During

first quarter

fiscal 2026,

a higher

proportion of

our conventional

eggs were

sold on

a hybrid

pricing model

that takes
into account both our

cost of production as

well as wholesale market

prices, instead of

solely market-based pricing,

in response
to

customer

demand.

We

believe

the

hybrid

pricing

arrangement

may

help

some

customers

better

plan

and

manage

their
businesses and

reinforces our

role as

a trusted

supplier.

Although hybrid

pricing may

reduce our

profitability when

egg prices
are

high,

compared

to

pure

market-based

pricing,

it

could

enhance

our

profitability

when

egg

prices

are

low,

and

lead

to
reduced volatility in our financial

results. A majority of our conventional

eggs continue to be priced and

sold under frameworks
that generally utilize market-based formulas tied to independently quoted regional wholesale market quotes.
Prepared foods sales
First Quarter – Fiscal 2026

vs. Fiscal 2025
-
The

acquisition

of Echo

Lake

Foods

positively

impacted

our

net sales

with

an

increase of

$70.5

million

in revenue,
compared to the first quarter of fiscal 2025.

Index

Egg products sales
First Quarter – Fiscal 2026 vs. Fiscal 2025
-
Egg products sales increased $10.9

million or 41.4%, in the first

quarter of fiscal 2026, compared

to the first quarter of
fiscal

2025,

primarily

due

to

a

37.8%

increase

in

the

net

average

selling

price

per

pound

sold,

resulting

in

a

$10.2
million increase in net sales.
COST OF SALES
Cost of

sales consists

of

costs directly

related

to producing,

processing

and

packing

shell eggs,

purchases

of

shell

eggs from
outside

sources,

processing and

packing of

prepared foods

and

egg products

,

and other

non-egg

costs. Farm

production

costs
are

those costs

incurred

at

our egg

production

facilities,

including

feed,

facility (including

labor), hen

amortization

and other
related farm production costs.
The following table presents our cost of sales (in thousands):
Thirteen Weeks

Ended
August 30, 2025 August 31, 2024
%
Change
Cost of sales
Farm production $ 259,927 $ 241,701 7.5%
Processing, packaging, and warehouse - shell eggs 101,147 91,711 10.3
Egg purchases and other cost of sales 163,594 168,449 (2.9)
Prepared foods 65,214 10,115 544.7
Egg products 21,406 26,677 (19.8)
Total cost of sales $ 611,288 $ 538,653 13.5%
Farm production costs (per dozen produced)
Feed $ 0.473 $ 0.494 (4.3) %
Other $ 0.458 $ 0.421 8.8%
Total farm production

cost
$ 0.931 $ 0.915 1.7%
Dozens produced 282,374 266,839 5.8%
Percent produced to sold 88.9% 86.1% 3.3%
First Quarter – Fiscal 2026

vs. Fiscal 2025
-
Feed costs decreased 4.3% in the

first quarter of fiscal 2026, compared

to the first quarter of fiscal 2025.

This decrease
was primarily

due

to

lower prices

for

soybean

meal,

one

of our

primary

feed

ingredients.

The

decrease

in

feed

cost
resulted in

a decrease

in cost

of sales

of $5.9

million for

the first

quarter of

fiscal 2026

compared to

the prior

period
quarter.

-
For the

first quarter

of fiscal

2026, the

average Chicago

Board of

Trade

(“CBOT”) daily

market price

was $4.23

per
bushel

for

corn

and

$281.75

per

ton

for

soybean

meal,

representing

an

increase

of

4.9%

and

a

decrease

of

17.1%,
respectively, as compared

to the average CBOT daily market prices for the first quarter of fiscal 2025.

-
Other

farm

production

costs

increased

primarily

due

to

higher

facility

costs.

In

particular,

facility

costs

for

labor
increased 10.8% and we had increased spending for repairs and maintenance.
-
Prepared

foods

costs

increased

primarily

due

to

the

acquisition

of

Echo

Lake

Foods

which

increased

cost

of

sales
$51.7 million compared to the first quarter of fiscal 2025.
Current indications

for corn

and soybean

project a

favorable stocks-to-use

ratio for

us near

the levels

prevailing today

for the
remainder of

fiscal 2026; however,

as long as

outside factors remain

uncertain (including

trade and

tariff negotiations,

weather
patterns and global supply chain disruptions), volatility could remain.

Index

GROSS PROFIT

Gross profit

for the thirteen

weeks ended

August 30, 2025

was $311.3

million compared

to $247.2 million

for the same

period
of 2025.

The increase

was primarily

due to

higher net

average selling

prices for

shell eggs,

particularly for

conventional eggs,
and higher specialty volumes,

as well as lower feed ingredient prices and contributions from Echo Lake Foods.
SELLING, GENERAL, AND ADMINISTRATIVE

EXPENSES
Selling,

general,

and

administrative

(“SGA”)

expenses

include

costs

of

delivery,

marketing,

and

other

general

and
administrative expenses.

Delivery expense includes

contract trucking

expense and

all costs to

maintain and operate

our fleet of
trucks to

deliver products

to customers

including the

related payroll

expenses. Marketing

expense includes

franchise fees

that
are

submitted

to

Eggland’s

Best,

Inc.

(“EB”)

to

support

the

EB

brand,

brokerage

and

commission

fees,

and

other

general
marketing

expenses

such

as payroll

expenses

for

our

in-house

sales team.

Other

general

and

administrative

expenses

include
corporate payroll

related expenses

and other

general corporate

overhead costs.

The following

table presents

an analysis

of our
SGA expenses (in thousands):
Thirteen Weeks

Ended
August 30, 2025 August 31, 2024 $ Change % Change
Delivery expense $ 26,043 $ 21,064 $ 4,979 23.6%
Marketing expense 14,462 14,352 110 0.8%
Other general and administrative expenses 29,009 26,516 2,493 9.4%
Total $ 69,514 $ 61,932 $ 7,582 12.2%
First Quarter – Fiscal 2026

vs. Fiscal 2025
-
Delivery

expense

increased

due

to

increased

sales

volumes

from

the

acquisition

of

Echo

Lake

Foods

as

well

as
increased

sales volumes of specialty shell eggs.
-
In the first quarter of

fiscal 2026, other general and

administrative expenses increased 9.4% compared

to the prior year
period primarily due to the acquisition of Echo Lake Foods.
GAIN ON INVOLUNTARY

CONVERSION
In the first quarter of fiscal

2026, we recorded a gain

of $7.5 million due to business

interruption insurance recoveries

related to
a weather-related event that occurred in fiscal 2021.
OPERATING

INCOME
For the

first quarter

of fiscal

2026,

we recorded

operating income

of $249.2

million, compared

to operating

income of

$187.0
million for the same period of fiscal 2025.
OTHER INCOME (EXPENSE)

Total

other

income

(expense)

consists

of

items

not

directly

charged

or

related

to

operations,

such

as

interest

income

and
expense, equity

in income or

loss of unconsolidated

entities, and patronage

dividends,

among other items.

Patronage dividends
are paid to us from our membership in the EB cooperative.
For the first

quarter of fiscal

2026, we earned

$13.0 million of

interest income compared

to $9.9 million

for the same period

of
fiscal 2025,

primarily due to higher average

cash and cash equivalents and

investment securities available-for-sale balances

and
higher yields.

The Company recorded

interest expense of

$150 thousand and

$160 thousand for

the first quarters

ended August
30, 2025 and August 31, 2024, respectively.
INCOME TAXES
For the

first quarter

of fiscal

2026, our

pre-tax income

was $263.3

million, compared

to $198.0

million for

the first

quarter of
fiscal 2025. Income tax expense of $64.2 million was recorded for first quarter 2026 with an effective tax

rate of 24.4%. For the
first quarter 2025, income tax expense was $48.4 million with an effective tax rate of 24.4%.

Index

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
NET INCOME ATTRIBUTABLE

TO CAL-MAINE FOODS, INC.
Net income

attributable to

Cal-Maine Foods,

Inc. for

the first quarter

ended August

30, 2025

was $199.3

million, or

$4.13 per
basic and $4.12

per diluted common

share, compared to

net income attributable

to Cal-Maine Foods,

Inc. of $150.0

million, or
$3.08 per basic and $3.06 per diluted common share, for the same period of fiscal 2025.
LIQUIDITY AND CAPITAL

RESOURCES

Working

Capital and Current Ratio
Our working capital

was $1.6 billion

at August 30, 2025

compared to $1.7 billion

at May 31, 2025.

The calculation of working
capital is defined

as current assets

less current

liabilities. Our current

ratio was 6.8

at August 30,

2025 compared

to 6.4 at

May
31, 2025.

The increase

in our

current ratio

is primarily

due to

a decrease

in dividends

payables. The

current ratio

is calculated
by dividing current assets by current liabilities.
Cash Flows from Operating Activities
For

the thirteen

weeks

ended August

30, 2025,

$278.6

million

in net

cash

was provided

by operating

activities,

compared

to
$117.5

million

provided

by

operating

activities

for

the

comparable

period

in

fiscal

2025.

The

increase

in

cash

flow

from
operating

activities

resulted

primarily

from

increased

revenue

from

shell

egg

sales,

compared

to

the

prior-year

period,

and
increased revenue from the acquisition of Echo Lake Foods.
Cash Flows from Investing Activities
For the thirteen

weeks ended August

30, 2025,

$409.7 million

was used in

investing activities, primarily

due to the

acquisition
of Echo Lake Foods and purchases of investments,

compared

to $135.9 million used in investing activities in the same period of
fiscal 2025.

Purchases of investment

securities were $270.3

million during the

thirteen weeks ended

August 30, 2025

and sales
and

maturities

of

investment

securities

were

$181.1

million

during

the

period.

Sales

and

maturities

of

investment

securities
were $202.2

million

in the

prior

year

period

while purchases

of investment

securities

were

$209.7

million

during

the period.
Cash

paid

for

business

acquisitions,

net

of

cash

acquired,

was

$275.3

million

in

the

thirteen

weeks

ended

August

30,

2025
related

to

the

Echo

Lake

Foods

acquisition,

and

$111.5

million

in

the

prior-year

period,

related

to

the

ISE

acquisition.
Purchases of

property,

plant and

equipment were

$45.3 million

and $35.8

million in

the first

quarter of

fiscal 2026

and 2025,
respectively, primarily

reflecting progress on our construction projects.
Cash Flows from Financing Activities
We

paid

dividends

of

$114.2

million

for

the

thirteen

weeks

ended

August

30,

2025,

compared

to

$37.8

million

in

the

same
prior-year period.
Net Change in Cash and Cash Equivalents
As of

August

30,

2025,

cash

and

cash

equivalents

decreased

$245.3

million

since

May

31,

2025,

compared

to

a

decrease

of
$56.2

million during

the same

period of

fiscal 2025.

The decrease

is primarily

due to

the cash

paid for

the Echo

Lake Foods
acquisition and higher dividends paid during the first quarter of fiscal 2026.
Credit Facility
On

November

15,

2021,

we

entered

into

a

credit

agreement

that

provides

for

a

senior

secured

revolving

credit

facility

(the
“Credit Facility”),

in an initial

aggregate principal

amount of up

to $250 million

with a five-year

term. As of

August 30, 2025,
no

amounts

were

borrowed

under

the

Credit

Facility

and

we

had

$4.7

million

in

outstanding

standby

letters

of

credit

issued
under our Credit Facility for the benefit of certain insurance companies.

Index

Share Repurchase Program
In February

2025, the Company’s

Board of

Directors (“Board”)

approved a $500

million share

repurchase program.

The share
repurchase program

authorizes the

Company,

in management’s

discretion, to

repurchase Common

Stock from

time to

time for
an

aggregate

purchase

price

up

to

$500

million

(exclusive

of

any

fees,

taxes,

commissions

or

other

expenses

related

to

such
repurchases), subject

to market

conditions and

other factors.

The actual

timing, number

and value

of shares

repurchased under
the

program

will

be

determined

by

management

in

its

discretion

and

will

depend

on

a

number

of

factors,

including,

but

not
limited to,

the market

price

of the

Common Stock

and general

market

and economic

conditions.

No shares

were repurchased
under the

repurchase

program during

the first

quarter of

fiscal 2026.

As of

the end

of the

first quarter

of fiscal

2026, we

had
remaining authorization to purchase up to $450 million under the repurchase program.
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

Dividends
In

accordance

with

our

variable

dividend

policy,

we

will

pay

a

cash

dividend

totaling

approximately

$66.5

million,

or
approximately $1.370

per share,

to holders

of our

Common Stock

with respect

to our

first quarter

of fiscal

2026. The

amount
paid per

share will

vary based

on the

number of

outstanding shares

on the

record date.

The dividend

is payable

on November
13, 2025 to holders of record on October 29, 2025.

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
Our material

cash requirements

for capital

expenditures consist

primarily of

our construction

projects to increase

our cage-free
production capacity.

We continue to monitor

the increasing demand for cage-free eggs and engage

with our customers in efforts
to achieve

a smooth

transition toward

their announced

timelines for

cage-free egg

sales. The

following table

presents material
construction projects approved as of August 30, 2025 (in thousands):
Project(s) Type
Projected

Completion Projected Cost
Spent as of August
30, 2025
Remaining
Projected Cost
Feed Mills Fiscal 2026 $ 9,800
$

7,386
$

2,414
Prepared Foods Expansion Fiscal 2026 14,853 - 14,853
Egg Products Expansion Fiscal 2026 19,582 15,891 3,691
Cage-Free Layer & Pullet Houses Fiscal 2026 213,107 186,976 26,131
$ 257,342 $ 210,253 $ 47,089
We

believe our

current cash

balances, investments,

projected cash

flows from

operations, and

available borrowings

under our
Credit Facility

will be

sufficient

to fund

our cash

needs for

at least

the next

12 months

and

to fund

our

capital commitments
currently in place thereafter.

Future acquisitions of businesses may require additional financing.
IMPACT OF

RECENTLY

ISSUED ACCOUNTING STANDARDS
For information on changes in accounting

principles and new accounting principles

,

see “
New Accounting Pronouncements

and
Policies” in
Note 1 - Summary of Significant Accounting Policies

of

the

Notes

to

Condensed

Consolidated

Financial
Statements included in this Quarterly Report.

Index

CRITICAL ACCOUNTING ESTIMATES

Critical accounting

estimates

are those

estimates

made

in accordance

with U.S.

generally

accepted

accounting

principles that
involve

a

significant

level

of

estimation

uncertainty

and

have

had

or

are

reasonably

likely

to

have

a

material

impact

on

our
financial

condition

or results

of operations.

There

have been

no changes

to our

critical accounting

estimates identified

in our
2025 Annual Report.
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk during the thirteen weeks ended August 30, 2025 from the
information provided in Part II Item 7A, Quantitative and Qualitative Disclosures About

Market Risk in our 2025 Annual
Report.
ITEM 4.

CONTROLS
AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure

controls and

procedures are

designed to

provide reasonable

assurance that

information required

to be

disclosed
by us in the reports

we file or submit

under the Exchange Act

is recorded, processed, summarized

and reported, within the

time
periods

specified

in

the

SEC’s

rules

and

forms. Disclosure

controls

and

procedures

include,

without

limitation,

controls

and
procedures

designed

to

ensure

that

information

required

to be

disclosed

by us

in

the reports

that

we

file

or

submit under

the
Exchange

Act

is

accumulated

and

communicated

to

management,

including

our

principal

executive

and

principal

financial
officers, or

persons performing

similar functions, as

appropriate to allow

timely decisions regarding

required disclosure. Based
on

an

evaluation

of

our

disclosure

controls

and

procedures

conducted

by

our

Chief

Executive

Officer

and

Chief

Financial
Officer,

together

with

other

financial

officers,

such

officers

concluded

that

our

disclosure

controls

and

procedures

were
effective as of August 30, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There

was no

change

in our

internal control

over financial

reporting

that occurred

during the

quarter

ended

August

30, 2025
that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

Index

PART

II. OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
Refer

to

the

discussion

of

certain

legal

proceedings

involving

the

Company

and/or

its

subsidiaries

in

(i)

our

2025

Annual
Report,

Part

I

Item

3

Legal

Proceedings,

and

Part

II

Item 8,

Notes

to

Consolidated

Financial

Statements

and

Supplementary
Data,

Note

16

-

Commitments

and

Contingencies,

and

(ii)

in

this

Quarterly

Report

in
Note 10
- Commitments and
Contingencies

of

the

Notes

to

Condensed

Consolidated

Financial

Statements,

which

discussions

are

incorporated

herein

by
reference.
ITEM 1A.

RISK
FACTORS
There have been no material changes in the risk factors previously disclosed in the 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The following table is a summary of our first quarter 2026 share repurchases:
Issuer Purchases of Equity Securities
Total

Number of
Maximum Approximate
Shares Purchased
Dollar Value

of
Total

Number
Average as Part of Publicly Shares that May Yet
of Shares Price Paid Announced Plans Be Purchased Under
Period Purchased (a) per Share Or Programs the Plans or Programs (b)
06/01/25 to 06/28/25 194 $ 98.13 — $ —
06/29/25 to 07/26/25 — — — —
07/27/25 to 08/30/25 — — — 450,000,034
194 $ 98.13 — $ 450,000,034
(a)
As permitted

under our

Amended and

Restated 2012

Omnibus Long-Term

Incentive Plan,

194 shares

were withheld

by us

to satisfy

tax withholding
obligations for employees in connection with the vesting of restricted common stock.

(b)
In

February

2025,

the

Company

announced

a

$500

million

share

repurchase

program.

The

share

repurchase

program

authorizes

the

Company,

in
management’s discretion, to

repurchase shares of Common Stock from

time to time for

an aggregate purchase price up

to $500 million (exclusive of

any fees,
taxes, commissions

or other

expenses related

to

such repurchases),

subject to

market conditions

and

other

factors. The

share

repurchase program

does not
obligate the Company

to repurchase any

specific amount of

shares, does not

have an expiration

date, and may

be suspended, modified

or discontinued at

any
time without prior notice.
ITEM 5.

OTHER INFORMATION
During

the first

quarter of

fiscal 2026,

no director

or officer

of the

Company
adopted

or
terminated

any

Rule 10b5-1

trading
arrangement or
non-Rule
10b5-1

trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Index

ITEM 6. EXHIBITS
Exhibits
No. Description
2.1
Echo Lake Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, filed April 8, 2025)
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

October 1, 2025
/s/ Max P.

Bowman
Max P.

Bowman
Vice President, Chief Financial

Officer
(Principal Financial Officer)
໿
Date:

October 1, 2025 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿