Form 10-Q
period 2025-11-29
CAL-MAINE FOODS INC
filed 2026-01-07
CIK 16160

Index
1
UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC
20549
FORM
10-Q
☑
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange
Act of 1934
For the quarterly period ended
November 29, 2025
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
47,654,046
shares of Common Stock, $0.01 par
value, outstanding as of January
7, 2026.

Index

INDEX
Page Number
Part I.
Financial Information
Item 1.
Financial Statements
Condensed Consolidated Balance Sheets -
November 29, 2025 and May 31, 2025
3
Condensed Consolidated Statements of Income -
Thirteen and Twenty-six Weeks Ended November 29, 2025 and November 30, 2024
4
Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Twenty-six Weeks Ended November 29, 2025 and November 30, 2024
5
Condensed Consolidated Statements of Cash Flows -
Twenty-six Weeks Ended November 29, 2025 and November 30, 2024
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
Risk Factors
33
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
34
Item 5.
Other Information
34
Item 6.
Exhibits
34
Signatures
35

Index

PART
I.
FINANCIAL
INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance
Sheets
(In thousands, except for par value
amounts)
(Unaudited)
November 29, 2025 May 31, 2025
Assets
Current assets:
Cash and cash equivalents $
369,450
$
499,392
Investment securities available-for-sale
769,538
892,708
Trade and other receivables, net
235,377
259,304
Income tax receivable
26,992
13,057
Inventories
340,588
295,670
Prepaid expenses and other current
assets
12,473
7,979
Total current assets
1,754,418
1,968,110
Property, plant & equipment, net
1,218,654
1,026,684
Investments in unconsolidated entities
9,979
11,095
Goodwill
87,059
46,776
Intangible assets, net
55,091
15,157
Other long-term assets
18,863
16,797
Total Assets $
3,144,064
$
3,084,619
Liabilities and Stockholders’
Equity
Current liabilities:
Accounts payable $
123,475
$
101,033
Accrued wages and benefits
29,382
60,263
Dividends payable
34,283
114,163
Accrued expenses and other
liabilities
31,688
32,912
Total current liabilities
218,828
308,371
Other noncurrent liabilities
57,588
55,582
Deferred income taxes, net
169,882
154,651
Total liabilities
446,298
518,604
Commitments and contingencies - see
Note 10
— —
Stockholders’ equity:
Common stock ($
0.01
par value) - authorized
120,000
shares, issued
75,061
shares
751
751
Paid-in capital
83,514
80,845
Retained earnings
2,767,347
2,565,928
Accumulated other comprehensive
income (loss), net of tax
1,326
(1,007)
Common stock in treasury at cost –
27,407
shares at November 29, 2025 and
26,567
shares at May 31, 2025
(161,477)
(85,893)
Total Cal-Maine Foods, Inc. stockholders’ equity
2,691,461
2,560,624
Noncontrolling interest in consolidated
entity
6,305
5,391
Total stockholders’ equity
2,697,766
2,566,015
Total Liabilities and Stockholders’ Equity $
3,144,064
$
3,084,619
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of
Income
(In thousands, except per share amounts)
(Unaudited)
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Net sales $
769,498
$
954,671
$
1,692,100
$
1,740,542
Cost of sales
562,112
598,629
1,173,400
1,137,282
Gross profit
207,386
356,042
518,700
603,260
Selling, general and administrative
82,887
77,633
152,401
139,565
(Gain) loss on involuntary conversions
—
10
(7,488)
156
(Gain) loss on disposal of fixed assets
630
338
734
(1,479)
Operating income
123,869
278,061
373,053
465,018
Other income (expense):
Interest income, net
12,266
9,770
25,116
19,555
Other, net
(56)
1,130
1,175
2,341
Total other income, net
12,210
10,900
26,291
21,896
Income before income
taxes
136,079
288,961
399,344
486,914
Income tax expense
33,152
70,602
97,310
118,965
Net income
102,927
218,359
302,034
367,949
Less: Income (loss) attributable to
noncontrolling interest
168
(705)
(65)
(1,091)
Net income attributable to Cal-Maine Foods,
Inc. $
102,759
$
219,064
$
302,099
$
369,040
Net income per common share:
Basic $
2.14
$
4.49
$
6.27
$
7.57
Diluted $
2.13
$
4.47
$
6.26
$
7.54
Weighted average shares outstanding:
Basic
48,019
48,765
48,150
48,762
Diluted
48,167
48,970
48,295
48,953
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Net income $
102,927
$
218,359
$
302,034
$
367,949
Other comprehensive income, before
tax:
Unrealized holding gain (loss) on available-
for-sale securities, net of reclassification
adjustments
494
(573)
3,080
1,142
Income tax benefit (expense)
related to
items of other comprehensive income
(122)
139
(747)
(277)
Other comprehensive income (loss),
net of tax
372
(434)
2,333
865
Comprehensive income
103,299
217,925
304,367
368,814
Less: Comprehensive income (loss)
attributable to the noncontrolling interest
168
(705)
(65)
(1,091)
Comprehensive income attributable to
Cal-
Maine Foods, Inc. $
103,131
$
218,630
$
304,432
$
369,905
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of
Cash Flows
(In thousands)
(Unaudited)
Twenty-six Weeks Ended
November 29, 2025 November 30, 2024
Cash flows from operating activities:
Net income $
302,034
$
367,949
Depreciation and amortization
59,769
45,818
Deferred income taxes
14,484
(13,825)
Other adjustments, net
(2,930)
(159,791)
Net cash provided by operations
373,357
240,151
Cash flows from investing activities:
Purchases of investment securities
(345,372)
(501,567)
Sales and maturities of investment securities
490,397
426,500
Distributions from unconsolidated entities
—
750
Acquisition of businesses, net of cash acquired
(299,010)
(111,521)
Purchases of property, plant and equipment
(92,134)
(65,588)
Net proceeds from disposal of property, plant and equipment
133
4,004
Net cash used in investing activities
(245,986)
(247,422)
Cash flows from financing activities:
Payments of dividends
(180,540)
(87,774)
Purchase of common stock by treasury
(74,860)
(60)
Principal payments on long-term debt
—
(2,477)
Net cash used in financing activities
(255,400)
(90,311)
Net change in cash, cash
equivalents and restricted cash
(128,029)
(97,582)
Cash, cash equivalents and restricted
cash at beginning of period
499,392
237,878
Cash, cash equivalents and restricted
cash at end of period
$
371,363
$
140,296
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
interim financial
reporting and should
be read in
conjunction with our
Annual Report on Form
10-K for
the fiscal year
ended
May 31,
2025
(the “2025
Annual Report”).
These statements
reflect all
adjustments that
are, in
the
opinion of
management,
necessary to
a
fair
statement
of
the
results
for
the
interim
periods presented
and,
in
the
opinion
of
management,
consist of
adjustments of
a normal
recurring nature. Operating
results for
the
interim periods
are not
necessarily indicative of
operating
results for the entire fiscal year.
Fiscal Year
The Company’s
fiscal year ends on the Saturday closest to May 31. Each of the three-month and year-to-date periods ended on
November 29, 2025 and November
30, 2024 included
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
2025,
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
The
Company
finalized
the
business
combination
accounting
during
the
second
quarter
of
fiscal
2026,
which
resulted
in
immaterial measurement period adjustments. The
following table summarizes the consideration paid for
Echo Lake Foods
and
the value of assets acquired
and liabilities assumed recognized
at the acquisition date (in thousands):
Cash consideration paid $
275,406
Recognized amounts of identifiable
assets acquired and liabilities assumed
Cash $
115
Investment securities available-for-sale
14,147
Accounts receivable
31,923
Inventories
21,601
Prepaid expenses and other current
assets
3,131
Property, plant & equipment
151,697
Intangible assets
36,800
259,414
Accounts payable and other current
liabilities
(14,114)
Total identifiable net assets
245,300
Goodwill
30,106
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
30.1
million as a result of the acquisition,
all of which is deductible for tax
purposes.

Index

The
Company
recorded transaction
costs
of
$
594
thousand in
the
first
quarter of
fiscal 2026
and
$
6.6
million
in
the
fourth
quarter
of
fiscal
year
2025,
respectively,
as
a
result
of
the
Echo
Lake
Foods
acquisition,
within
selling,
general
and
administrative expenses in the condensed
consolidated statements of income.
Acquisition of Clean Egg, LLC
Effective
October 10, 2025
, the Company acquired certain assets of Clean Egg, LLC (“Clean
Egg”) based in Langwood, Texas,
for approximately $
23.7
million. The assets acquired included
677
thousand brown cage-free and
free-range layers and pullets
and
other
inventory,
machinery
and
equipment
related
to
its
processing
facility
and
contract
production.
The
Company
accounted for the acquisition as a
business combination.
Note 3 - Investment Securities Available-for-Sale
The following
represents the Company’s
investment securities
available-for-sale as of
November 29,
2025 and
May 31,
2025
(in thousands):
November 29, 2025
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair Value
Municipal bonds $
19,861
$
57
$
—
$
19,918
Commercial paper
21,329
—
6
21,323
Corporate bonds
534,429
2,547
—
536,976
Certificates of deposits
4,240
12
—
4,252
US government and agency obligations
142,433
196
—
142,629
Treasury bills
44,404
36
—
44,440
Total current investment securities $
766,696
$
2,848
$
6
$
769,538
May 31, 2025
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair Value
Municipal bonds $
21,695
$
3
$
—
$
21,698
Commercial paper
90,880
—
50
90,830
Corporate bonds
431,378
130
—
431,508
Certificates of deposits
5,200
—
6
5,194
US government and agency obligations
240,655
—
260
240,395
Treasury bills
103,119
—
36
103,083
Total current investment securities $
892,927
$
133
$
352
$
892,708
Actual maturities may differ from
contractual maturities as some borrowers have the right to
call or prepay obligations with
or
without penalties. Contractual maturities of
current investment securities at November
29, 2025 are as follows (in thousands):
Estimated Fair Value
Within one year $
316,249
1-5 years
453,289
Total $
769,538
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
are required to
be measured
at fair
value on
a recurring
basis as
of November
29, 2025
and May
31, 2025
(in
thousands):
November 29, 2025 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
19,918
$
—
$
19,918
Commercial paper
—
21,323
—
21,323
Corporate bonds
—
536,976
—
536,976
Certificates of deposits
—
4,252
—
4,252
US government and agency obligations
—
142,629
—
142,629
Treasury bills
—
44,440
—
44,440
Total assets measured at fair value $
—
$
769,538
$
—
$
769,538
Liabilities
Contingent consideration $
—
$
—
$
23,000
$
23,000
Total liabilities measured at fair value $
—
$
—
$
23,000
$
23,000
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

Index

estimated using a discounted cash flow model. Key assumptions and unobservable inputs that require
significant judgment used
in the estimate include
weighted average cost of
capital, egg prices, projected
revenue and expenses over
the period for which
the
contingent
consideration
is
measured,
and
the
probability
assessments
with
respect
to
the
likelihood
of
achieving
the
forecasted projections.
The following table shows the beginning
and ending balances in fair value
of the contingent consideration (in thousands):
Fassio Contingent Consideration
Balance, May 31, 2025 $
21,500
Fair value adjustments
1,500
Balance, November 29, 2025 $
23,000
Adjustments to the fair value of contingent consideration
are recorded within the selling, general
and administrative expenses in
the condensed consolidation statements of income.
Note 5 - Inventories
Inventories consisted of the following as
of November 29, 2025 and May
31, 2025 (in thousands):
November 29, 2025 May 31, 2025
Flocks, net of amortization $
174,456
$
166,507
Feed and supplies
109,583
99,188
Raw materials and finished goods inventory
56,549
29,975
$
340,588
$
295,670
We
grow
and
maintain
flocks
of
layers
(mature
female
chickens),
pullets
(female
chickens,
under
18
weeks
of
age),
and
breeders
(male
and
female
chickens
used
to
produce
fertile
eggs
to
hatch
for
egg
production
flocks).
Our
total
flock
at
November 29, 2025 and May
31, 2025 consisted
of approximately
11.4
million and
11.5
million pullets and breeders and
49.3
million and
48.3
million layers, respectively.
Note 6 - Equity
The following reflects equity activity for
the thirteen weeks ended November
29, 2025 and November 30, 2024 (in thousands):
Thirteen Weeks Ended November 29, 2025
Cal-Maine Foods, Inc. Stockholders
Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Capital Comp. Income Earnings Interest Total
Balance at August 30, 2025 $
751
$
(85,891)
$
82,134
$
954
$
2,698,811
$
5,158
$
2,701,917
Other comprehensive income,
net of tax — — —
372
— —
372
Stock compensation plan
transactions
—
4
1,380
— — —
1,384
Contributions — — — — —
979
979
Repurchase of shares —
(75,590)
— — — —
(75,590)
Dividends ($
0.719
per share)
— — — —
(34,223)
—
(34,223)
Net income
— — — —
102,759
168
102,927
Balance at November 29, 2025 $
751
$
(161,477)
$
83,514
$
1,326
$
2,767,347
$
6,305
$
2,697,766

Index

Thirteen Weeks Ended November 30, 2024
Cal-Maine Foods, Inc. Stockholders
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at August 31,
2024 $
703
$
48
$
(31,632)
$
77,503
$
(474)
$
1,856,405
$
(3,490)
$
1,899,063
Other comprehensive
loss, net of tax — — — —
(434)
— —
(434)
Stock compensation
plan transactions
—
—
(29)
1,097
— — —
1,068
Contributions to
Crepini Foods LLC — — — — — —
6,485
6,485
Acquisition of
noncontrolling interest
in MeadowCreek Foods
LLC — — — — —
(3,826)
3,826
—
Dividends ($
1.489
per
share)
Common — — — — —
(65,911)
—
(65,911)
Class A common — — — — —
(7,147)
—
(7,147)
Net income (loss) — — — — —
219,064
(705)
218,359
Balance at November
30, 2024 $
703
$
48
$
(31,661)
$
78,600
$
(908)
$
1,998,585
$
6,116
$
2,051,483
Twenty-six Weeks Ended November 29, 2025
Cal-Maine Foods, Inc. Stockholders
Accum. Other
Treasury Paid In Comp. Income Retained Noncontrolling
Amount Amount Capital (Loss) Earnings Interest Total
Balance at May 31, 2025 $
751
$
(85,893)
$
80,845
$
(1,007)
$
2,565,928
$
5,391
$
2,566,015
Other comprehensive
income, net of tax — — —
2,333
— —
2,333
Stock compensation plan
transactions
—
6
2,669
— — —
2,675
Contributions — — — — —
979
979
Repurchase of shares —
(75,590)
— — — —
(75,590)
Dividends ($
2.097
per
share) — — — —
(100,680)
—
(100,680)
Net income (loss) — — — —
302,099
(65)
302,034
Balance at November 29,
2025 $
751
$
(161,477)
$
83,514
$
1,326
$
2,767,347
$
6,305
$
2,697,766

Index

Twenty-six Weeks Ended November 30, 2024
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
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Numerator
Net income $
102,927
$
218,359
$
302,034
$
367,949
Less: Gain (loss) attributable to
noncontrolling interest
168
(705)
(65)
(1,091)
Net income attributable to Cal-Maine
Foods, Inc. $
102,759
$
219,064
$
302,099
$
369,040
Denominator
Weighted-average common shares
outstanding, basic
48,019
48,765
48,150
48,762
Effect of dilutive restricted shares
148
205
145
191
Weighted-average common shares
outstanding, diluted
48,167
48,970
48,295
48,953
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
2.14
$
4.49
$
6.27
$
7.57
Diluted $
2.13
$
4.47
$
6.26
$
7.54
Note 8 - Stock Based Compensation
Total stock-based compensation expense was $
2.7
million and $
2.2
million for the twenty-six weeks ended November
29, 2025
and November 30, 2024, respectively.
Unrecognized compensation expense as
a result
of non-vested
shares of
equity-based awards outstanding
under the
Amended
and Restated 2012 Omnibus Long-Term Incentive Plan at November 29, 2025 of $
6.9
million will be recorded over a weighted
average period of
1.9
years. Refer to Part II Item
8, Notes to Consolidated Financial Statements and Supplementary Data, Note
13 – Stock-Based Compensation in our 2025
Annual Report for further information
on our stock compensation plans.
The Company’s equity-based award activity for the twenty-six weeks ended November
29, 2025 was as follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 31, 2025
212,717
$
66.93
Granted
17,424
100.42
Vested
(529)
54.10
Forfeited
(1,411)
84.09
Outstanding, November 29, 2025
228,201
$
69.41

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
United States.
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
(in thousands):
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Conventional shell egg sales $
363,865
$
616,891
$
869,806
$
1,101,627
Specialty shell egg sales
285,702
286,970
569,158
543,747
Prepared foods
71,650
10,439
155,586
19,377
Egg products
34,531
30,212
71,638
56,449
Other
13,750
10,159
25,912
19,342
$
769,498
$
954,671
$
1,692,100
$
1,740,542
The following table provides revenue
disaggregated by sales channel
(in thousands):
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Retail $
625,363
$
810,420
$
1,365,150
$
1,480,129
Foodservice
124,936
133,880
277,021
243,725
Other
19,199
10,371
49,929
16,688
$
769,498
$
954,671
$
1,692,100
$
1,740,542
Retail customers include primarily national and regional
grocery store chains, club stores,
and companies servicing independent
supermarkets
in
the
U.S.
Foodservice
customers
include
primarily
companies
that
sell
food
products
and
related
items
to
restaurants, convenience
stores, healthcare and education facilities
and hotels.
Note 10 - Commitments and Contingencies
In re Shell Eggs Litigation
Since
November
6,
2025,
the
Company
has
been
named
as
a
defendant
in
eight
lawsuits
filed
in
federal
court
alleging
substantially identical claims, including: (1) the following lawsuits in the Southern
District of Indiana: (a) King Kullen Grocery
Co., Inc.
v.
Cal-Maine Foods,
Inc., et
al., Case
No. 1:25-cv-2274,
(b) Nineteenseventynine LLC
d/b/a The
Breakfast Joynt
v.
Cal-Maine Foods, Inc., et
al., Case No. 1:25-cv-2301, (c)
Taylor Egg
Products, Inc. v.
Cal-Maine Foods, Inc., et
al., Case No.
1:25-cv-2554,
and
(d)
Hudson
v.
Cal-Maine
Foods,
Inc.
et
al.,
Case
No.
1:25-cv-02573;
(2)
the
following
lawsuits
in
the
Northern District of Illinois: (a) Birchmans Parisian, LLC (d/b/a Lisciandro's Restaurant) v.
Cal-Maine Foods, Inc., et al., Case
No. 1:25-cv-14030, (b) Phil-N-Cindy's Lunch, Inc. v.
Cal-Maine Foods, Inc., et
al., Case No.
1:25-cv-14082, (c) Yell-O-Glow

Index

Corporation v.
Cal-Maine Foods,
Inc., et
al., Case
No. 1:25-cv-15084,
and (d)
Tariq
Habash, Delia
Govea, Andrew
Phillips,
and
Catalina
Torres
v.
Urner
Barry
Publications,
Inc.,
Cal-Maine
Foods,
Inc.,
et
al.,
Case
No.
1:25-cv-14112;
and
(3)
the
following lawsuits in the Western
District of Wisconsin:
(a) Matthew Edlin v. Cal-Maine Foods,
Inc., et al., Case No. 3:25-cv-
946
and
(b)
India
Price,
Lakia
Session,
and
Karen
Solomon
v.
Cal-Maine
Foods,
Inc.,
et
al.,
Case
No.
3:25-cv-1016.
The
lawsuits generally
allege that the
Company,
along with other
egg producers and industry
associations, conspired to
artificially
inflate the prices of conventional shell
eggs nationwide, primarily through manipulation of industry
price benchmarks (such a
s
the
Urner
Barry
Egg
Index
and
Eggs
Clearinghouse,
Inc.
spot
market),
coordinated
reporting
and
supply
restrictions,
particularly during the calendar year 2022 avian flu outbreak. In each case, the plaintiff seeks certification of a putative class of either direct or
indirect purchasers, monetary
damages, injunctive
relief, attorneys’ fees,
and, in
some cases,
restitution under
Section 1 of the Sherman Act, 15 U.S.C.
§ 1 (the “Sherman Act”) and
various state antitrust and
consumer protection statutes.
On
November 19,
2025,
a motion
to
transfer all
cases
to
the
Southern
District
of Indiana
was filed
with
the
Joint
Panel
on
Multidistrict Litigation (“JPML”) to
consolidate the actions for pre-trial proceedings.
The defendants, including
the Company,
have responded
to
such motion
also seeking
consolidation in
the
Southern District
of Indiana.
The parties
in
each case
have
agreed to stay the deadline for
the Company to
answer or otherwise respond to the
complaints pending JPML proceedings. No
discovery
has
taken
place
in
any
of
the
actions.
The
Company
disputes
plaintiffs’
allegations
in
each of
these
actions
and
intends to vigorously defend itself in these
actions.
Civil Investigative Demand
In
March
2025,
the
Company
received
a
Civil
Investigative
Demand
(“CID”)
from
the
Department
of
Justice
(“DOJ”)
in
connection with an antitrust investigation to determine whether there is, has been or may be
a violation of the
antitrust laws by
anticompetitive conduct
by
and among
egg producers.
In August
2025, the
Company received
a subpoena
from the
State
of
New York
requesting information and documents
related to its investigation
of anticompetitive conduct and high egg
prices in
the egg
industry.
Additionally, various
state Attorneys
General have sought
to join
the DOJ’s
investigation or
have requested
access to the confidential disclosures by the Company to DOJ.
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

Index

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
On
November
19,
2025,
the
plaintiffs filed a motion
to lift stay of
proceedings on attorney’s fees and
costs, and on December 5,
2025, the defendants filed
their
response
in
opposition
to
such
motion.
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
mediate,
but
the
mediation
was
unsuccessful.
On
June
26,
2024,
the
district
court
denied
defendants’
motion
to
dismiss
the
case.
On
September
13,
2024,
a
status
hearing
was
held
and
the
court
scheduled
an
evidentiary
hearing
for
December 3,
2024,
to
determine
whether
any
legal
remedy
is
available
based
on
the
now
15-year-old
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
judgment and
brief in support
thereof seeking no
monetary fines or
penalties. On
December 9, 2025,
the court
entered a final
judgment imposing approximately $420,000
in total penalties
for all
defendants and awarding certain
non-monetary remedies,
including
injunctive
relief.
Pursuant
to
the
final
judgment,
the
Company
is
to
pay
approximately $
70,000
in
penalties.
The
judgment also entitles the
State of Oklahoma to
an award of
attorneys’ fees and costs in
an amount to
be determined at a later

Index

date. The defendants expect to appeal this judgement.
No
accrual for this legal proceeding has been recorded as such amount is not deemed material.
The injunctive relief provides for,
among other things, a special master to
oversee an investigation, develop a remediation plan
subject to
court approval, and
provide ongoing monitoring of
remediation projects, the costs
of which will
be paid jointly
and
severally
by
the
defendants.
The
defendants
are
required
to
fund
$10
million
within
5
days
of
appointment
of
the
special
master,
and
ongoing
funding
requirements
of
$5
million
any
time
the
fund
is
below
$5
million.
This
funding
obligation is
expected
to
continue
for
the
30
years
term.
The
defendants
are
in
discussions
of
a
potential
expense
sharing
agreement;
however, the
Company
does not
currently expect
to
have a
material share
of the
funding. The
injunctive relief
also
includes
certain
annual
reporting
requirements
and
certain
requirements
on
future
operations
within
the
Illinois
River
Watershed,
including relating to removal of litter,
storage, transportation, disposal and future land applications.
The Company is reviewing
the
final judgement
and currently
cannot estimate
the range
of possible
losses, but
currently does
not expect
these additional
requirements to have a material
impact on its operations.
On December 29, 2025, the defendants, including the Company, filed a motion to stay enforcement of the judgment, and a brief
in support
thereof, pending the
defendants’ appeals to
the United States
Court of
Appeal for the
Tenth
Circuit. The Company
intends to continue to vigorously defend
the claims asserted by the State of Oklahoma.
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
words. Actual
outcomes
or
results
could
differ
materially
from
those
projected
in
the
forward-looking
statements.
The
forward-looking
statements
are based
on management’s
current intent,
belief, expectations,
estimates, and
projections regarding
the Company
and its
industry.
These statements
are not
guarantees of future
performance and involve
risks, uncertainties,
assumptions, and
other factors
that
are difficult
to predict
and may
be beyond
our control.
The factors
that could
cause actual
results to
differ
materially from
those projected in
the forward-looking statements include,
among others, (i)
the risk
factors set forth
in Part
I
Item
1A
Risk
Factors of
our
2025
Annual Report,
as
updated in
Part
II
Item
1A
of
this Quarterly
Report,
as
well
as
those
included
in
other
reports
we
file
from
time
to
time
with
the
United
States
Securities
and
Exchange
Commission
(“SEC”)
(including our
Quarterly Reports on
Form 10-Q
and Current
Reports on
Form 8-K),
(ii) the
risks and
hazards inherent in
the
shell egg, egg products and prepared
foods operations (including, as applicable, disease,
pests, weather conditions, and potential
for product
recall), including
but not
limited to
the current outbreak
of HPAI
affecting poultry
in the
U.S., Canada
and other
countries
that
was
first
detected in
commercial
flocks
in
the
U.S.
in
November
2023
and
that
first
impacted
our
flocks
in
December 2023, (iii) changes in the demand for and market prices of shell eggs and feed costs as well as increase in input costs for prepared
foods,
(iv) our
ability
to
predict and
meet demand
for cage-free
and other
specialty eggs,
(v) risks,
changes, or
obligations that could result
from our recent or
future acquisition of
new flocks or businesses,
such as our
acquisition of Echo
Lake Foods completed June 2, 2025, and risks or changes that may cause conditions to completing a pending acquisition not to
be met, (vi) our
ability to successfully integrate and manage recently acquired businesses like Echo Lake Foods and realize the
expected benefits
of
such
acquisitions, including
synergies, cost
savings,
reduction in
earnings volatility,
margin
expansion,
financial returns, expanded
customer relationships, or sales or growth opportunities, (vii) our ability to compete effectively with
existing
competitors
and
new market
entrants,
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

Index

The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder—from
conventional
to
specialty,
including
cage-free,
organic,
brown,
free-range,
pasture-raised,
and
nutritionally
enhanced
eggs—serving
both
retail
and
foodservice
customers
nationwide. Cal-Maine
Foods
also
participates in
the
growing prepared
foods
sector,
with
offerings such
as
pre-cooked egg
patties,
omelets,
folded and
scrambled egg
formats, hard-cooked
eggs, pancakes,
waffles,
and specialty
wraps.
Our branded
portfolio
includes
Eggland’s
Best®,
Land
O’Lakes®,
Farmhouse
Eggs®,
4Grain®,
Sunups®,
MeadowCreek
Foods®,
and
Crepini®.
Our operations are integrated, and we have one operating
and reportable segment. Our total flock
as of November 29, 2025,
of
approximately 49.3
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
to
our costs
of production,
such as
grain-based and
variations of
cost-plus arrangements,
or hybrid
models including
cost
of
production and wholesale market prices.
Almost all of
our conventional eggs are priced and
sold under frameworks that
generally utilize
market-based formulas tied to
independently
quoted
regional
wholesale
market
quotes
or
utilize
the
hybrid
models
described above.
The
majority
of
our
specialty eggs are sold under frameworks
that do not utilize market-based formulas and instead are based on cost of production,
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

Index

HPAI
Outbreaks of HPAI
have continued to
occur in U.S.
poultry flocks. From
the HPAI
outbreaks in 2015, there
were no reported
significant
outbreaks
of
HPAI
in
the
commercial
table
egg
layer
flocks
until
the
February
to
December
2022
time
period.
Thereafter,
there were no HPAI
cases affecting commercial layers until November 2023.
In calendar year 2024 and
2025, 40.2
million
and 45.1
million
commercial layer
hens and
pullets
were depopulated
due to
HPAI,
respectively.
The United
States
Department
of
Agriculture
(the
“USDA”)
reported
that
the
estimated
table-egg
layer
flock
as
of
December
1,
2025
was
approximately 302.8
million,
compared to
312.3
million,
319.9 million,
317.7
million
and 331.4
million
as of
December
1,
2024, 2023, 2022 and 2021, respectively.
HPAI is currently widespread in the wild bird population worldwide. Further, according to the U.S. Centers for Disease
Control
and Prevention
(“CDC”), as
of December
12,
2025,
there
were outbreaks
in
1,083
herds
of dairy
cows in
18
states,
and 71
human cases in
the U.S.,
almost entirely
among poultry and
dairy workers.
Two
of the
human cases resulted
in severe illness
after the patient was
exposed to sick and
dead birds in
backyard flocks. Both
patients were reported to
have underlying health
conditions and died in
2025. There have been no reported cases of person-to-person spread.
According to the CDC, the
human
health risk to the U.S. public from the HPAI virus is considered to be low.
We remain dedicated to robust biosecurity programs
across our locations
and have invested
more than $83
million in biosecurity
technology,
equipment, supplies, procedures, and
training
across
our
locations
since
the
last
major
HPAI
outbreak
in
2015.
However,
no
farm
is
immune
from
HPAI.
For
example, during
the
third and
fourth quarters
of fiscal
2024, we
experienced HPAI
outbreaks within
our facilities
located in
Kansas and
Texas,
which
have been
fully
operational since
fiscal 2025.
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
Our efforts resulted in a
2.6%
and 12.7%
increase in
our average
number of
layer hens
and breeder
flocks, respectively,
during the
second quarter
of fiscal
2026 compared to
the same prior-year
period. Total
chicks hatched increased 65.1%
during the second
quarter of fiscal
2026,
compared to
the
prior-year
quarter.
We
also
continue
to
invest
in
expansion projects
within
our
current operations
that
are
expected to add approximately 1.1 million
cage-free layer hens
and 250,000 pullets in fiscal 2026.
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
the
volume
of
cage-free egg
sales
in
the
future,
subject
in
most
cases
to
availability
of supply,
affordability
and
consumer
demand, among other contingencies. Our customers sell
initiatives and product mix are constantly
changing making it difficult
to accurately predict customer requirements for cage-free
eggs. We
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
In the
second
quarter of
fiscal
year
2026,
cage-free
egg
revenue
represented
approximately
33.3%
of
our
total
shell
egg
revenue,
compared to 23.4% in the second quarter of fiscal year 2025. At the same time, we understand the importance of our continued
ability to
provide conventional
eggs in
order to
provide our
customers with a
variety of
egg choices and
to address
hunger in
our communities.
For
additional
information,
see
the
2025
Annual
Report,
Part
I
Item
1,
“Business
–
Specialty
Eggs,”
“Business
–
Growth
Strategy” and
“Business –
Government Regulation,” and
the first
risk factor in
Part I
Item 1A,
“Risk Factors” under
the sub-
heading “Legal and Regulatory Risk
Factors.”

Index

ACQUISITIONS
Effective October 10, 2025, the Company acquired certain
assets of Clean Egg, LLC (“Clean Egg”) based
in Langwood, Texas,
for approximately $23.7 million. The
assets acquired included 677 thousand
brown cage-free and free-range layers and
pullets
and other inventory,
machinery and equipment related to its
processing facility and contract production.
See further discussion
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
and diced
eggs.
The
acquisition
has expanded
our prepared
foods
product line
and
customer base.
See
further discussion
in
Note 2 – Acquisitions
of the
Notes to
Condensed Consolidated
Financial Statements
included in
this
Quarterly Report.
Our
previously announced projects to increase
efficiency and expand production capacity are ongoing and expected to be completed
in
fiscal 2027.
While these
initiatives are
underway and
are expected
to
drive higher
output, improve
efficiency and
provide
greater operational
flexibility once
complete, Echo
Lake Foods
has and
will experience
a temporary
reduction in
production
volumes
and
higher
costs,
which
began
late
in
the
second
quarter of
fiscal
2026
and
are
expected to
continue
through
the
remainder of fiscal 2026.
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
EXECUTIVE OVERVIEW
For the
second quarter and
the first
twenty-six weeks of
fiscal 2026,
we recorded a
gross profit
of $207.4
million and
$518.7
million,
respectively,
compared
to
$356.0
million
and
$603.3
million,
respectively,
for
the
same
periods
of
fiscal
2025,
primarily driven by a decrease
in the net average selling price
of shell eggs, particularly conventional eggs.
Our net
average selling
price per
dozen
for shell
eggs for
the
second quarter
of
fiscal 2026
declined 26.5%
to
$2.014
from
$2.740 in the prior-year period. Average
conventional egg prices per dozen declined 38.8% to $1.802 from $2.943 in the prior-
year period. Average specialty
egg prices per dozen declined
0.8% to $2.369
from $2.387 in the prior-year
period. Our dozens
sold for the second quarter of
fiscal 2026 decreased
2.2% compared to the second quarter of fiscal 2025.
Wholesale shell
egg prices are
volatile, cyclical,
and impacted by
a number
of factors, including
consumer demand, seasonal
fluctuations, the
number and
productivity of
laying hens
in the
U.S., outbreaks
of agricultural
diseases such
as HPAI,
severe
weather patterns and
retailers go-to-market strategies and how
they manage their inventories.
We
believe the
recent decline in
wholesale
egg
prices
primarily
reflects
improved
egg
supply
and
more
normalized
demand
patterns,
following
disruptions

Index

associated with HPAI in the prior year. Compared to the same period last year, panic-driven purchasing activity appears to have subsided, and improved
pipeline availability relative
to the
prior-year period appears
to have reduced the
need for accelerated
purchasing or
inventory builds by
retailers and foodservice
operators. As a
result, wholesale prices have
declined, while
retail
prices have adjusted more gradually.
The daily
average price for
the Urner
Barry Southeast
Large Index
in the
second quarter
of fiscal
2026 fell
38.3%, while
the
USDA daily average price
for large shell eggs dropped 40.8% compared to the same
period last year.
Following the end of the quarter, the
Urner Barry Southeast Large Index continued to decline, falling from $2.69 on November
28, 2025, to $1.21 on December
30, 2025, a decrease
of 55.0%.
According to the USDA, the monthly average size of the layer hen flock from September through November 2025 (which most
closely aligns
with our
second fiscal quarter)
was approximately
303.6 million
hens, a decrease of
5.5 million
hens, or
1.8%,
compared to the same period in
the previous year.
During the second quarter of fiscal 2026, 2.7
million hens were depopulated
due
to
HPAI,
compared
with
7.4
million
during
the
same
period
of
fiscal
2025,
representing
a
63.5%
reduction
in
depopulations.
For more information about historical shell egg prices, see
Part I, Item 1. “Business – Price for Shell Eggs” of our 2025 Annual
Report.
Prepared food sales for
the second quarter of fiscal 2026 increased
$61.2 million, compared to the second fiscal quarter
of fiscal
2025,
primarily
due to
our acquisition
of Echo
Lake
Foods in
the
first
quarter of
fiscal 2026.
See
above
for
discussion of
temporary reduction in production volumes
which contributed to the $22.7
million decrease in prepared foods sales, compared
to first fiscal quarter of 2026.
Our farm production costs per
dozen produced for the
second quarter of
fiscal 2026 increased 2.8%,
or $0.03 compared to
the
prior year
period, primarily
due to
higher other
farm production
costs. Other
farm production
costs increased 7.4%
primarily
due to high
facility costs compared to the comparable period in
the prior year.
Feed costs per dozen produced decreased 1.2%,
or
$0.01
in
the
second
quarter
of
fiscal
2026,
compared to
the
second
quarter
of
fiscal
2025,
primarily
due
to
lower
feed
ingredient prices. For information about historical corn and soybean meal prices, see Part I, Item 1.
“Business – Feed Costs for
Shell
Egg
Production” of
our 2025
Annual Report.
Our prepared
foods
cost
of sales
increased $46.0
million
for the
second
quarter of fiscal 2026 compared
to the prior-year period,
primarily due to the acquisition of
Echo Lake Foods.
RESULTS OF OPERATIONS
The following table sets
forth, for the periods indicated, certain items
from our Condensed Consolidated Statements of Income
expressed as a percentage
of net sales.
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29,
2025
November 30,
2024
November 29,
2025
November 30,
2024
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 73.0% 62.7% 69.3% 65.3%
Gross profit 27.0% 37.3% 30.7% 34.7%
Selling, general and administrative 10.8% 8.1% 9.0% 8.0%
(Gain) loss on involuntary conversions — % — % (0.4) % — %
(Gain) loss on disposal of fixed assets 0.1% — % — % (0.1) %
Operating income 16.1% 29.2% 22.1% 26.8%
Total other income, net 1.6% 1.1% 1.6% 1.3%
Income before income
taxes
17.7% 30.3% 23.7% 28.1%
Income tax expense 4.3% 7.4% 5.8% 6.8%
Net income 13.4% 22.9% 17.9% 21.3%
Less: Income (loss) attributable to
noncontrolling interest — % (0.1) % — % (0.1) %
Net income attributable to Cal-Maine
Foods, Inc. 13.4% 23.0% 17.9% 21.4%

Index

NET SALES
Total
net sales
for the
second quarter
of fiscal
2026 were
$769.5 million
,
compared to
$954.7 million
for the
same period
of
fiscal 2025.
Shell egg
sales represented 84.4%
and 94.6%
of total
net sales
for the
second quarters
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
Total net sales for both the twenty-six weeks ended November
29, 2025 and November 30, 2024 was
$1.7 billion.
Shell
egg
sales
represented
85.0%
and
94.5%
of
total
net
sales
for
the
twenty-six
weeks
ended
November
29,
2025
and
November 30, 2024, respectively.
The table below presents net sales in key
categories (in thousands, except
percentage data):
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025
November 30,
2024 % Change November 29, 2025
November 30,
2024 % Change
Shell Eggs $ 649,567 $ 903,861 (28.1) % $ 1,438,964 $ 1,645,374 (12.5) %
Prepared foods 71,650 10,439 586.4 155,586 19,377 702.9
Egg products 34,531 30,212 14.3 71,638 56,449 26.9
Other 13,750 10,159 35.3 25,912 19,342 34.0
Total net sales $ 769,498 $ 954,671 (19.4) % $ 1,692,100 $ 1,740,542 (2.8) %
The table below presents an analysis of
our shell egg sales (in thousands, except
percentage data):
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29, 2025 November 30, 2024 November 29, 2025 November 30, 2024
Shell egg sales
Conventional $ 363,865 56.0% $ 616,891 68.3% $ 869,806 60.4% $ 1,101,627 67.0%
Specialty 285,702 44.0 286,970 31.7% 569,158 39.6 543,747 33.0
Total shell egg sales $ 649,567 100.0% $ 903,861 100.0% $ 1,438,964 100.0% $ 1,645,374 100.0%
Dozens sold
Conventional 201,963 62.6% 209,597 63.5% 401,256 62.7% 409,586 64.0%
Specialty 120,623 37.4 120,247 36.5 238,917 37.3 230,237 36.0
Total dozens sold 322,586 100.0% 329,844 100.0% 640,173 100.0% 639,823 100.0%
Net average selling price
per dozen
Conventional $ 1.802 $ 2.943 $ 2.168 $ 2.690
Specialty $ 2.369 $ 2.387 $ 2.382 $ 2.362
All shell eggs $ 2.014 $ 2.740 $ 2.248 $ 2.572
Shell egg sales
Second Quarter – Fiscal 2026 vs. Fiscal 2025
-
In
the
second
quarter of
fiscal
2026,
conventional
egg
sales
decreased $253.0
million,
or
41.0%,
compared to
the
second quarter of fiscal 2025, primarily due to a
38.8
% decrease in the prices for conventional eggs, which resulted in a $230.4 million
decrease in net sales and a 3.6%
decrease in the volume
of conventional dozens sold, which resulted
in a $19.9 million decrease
in net sales.

Index

-
Specialty
egg
sales
decreased $1.3
million,
or
0.4%, in
the
second
quarter of
fiscal
2026,
compared to
the
second
quarter of fiscal
2025, primarily
due to
a 0.8%
decrease in prices
for specialty
eggs, which resulted
in a
$2.1 million
decrease in
net sales,
offset by
a 0.3%
increase in
the
volume of
specialty eggs
sold, which
resulted in
$1.0 million
increase in net sales.
-
See “Executive Overview” above for additional discussion of factors impacting shell egg sales for the second quarters
of fiscal 2026 and 2025.
Twenty-six weeks – Fiscal 2026 vs. Fiscal 2025
-
For
the
twenty-six
weeks
ended
November
29,
2025,
conventional
egg
sales
decreased $231.8
million,
or
21.0%,
compared to
the
same
period
of
fiscal
2025,
primarily
due
to
a
decrease in
the
prices
for
conventional
shell
eggs.
Prices for
conventional eggs
decreased 19.4%,
which resulted
in
a $209.5
million
decrease in
net sales,
and a
2.0%
decrease in the volume of conventional eggs
sold resulted in a $22.4 million decrease
in net sales.
-
Specialty egg sales increased $25.4 million, or 4.7%, for the twenty-six weeks ended November 29, 2025 compared to the
same
period
in
fiscal
2025,
primarily
due
to
an
increase in
the
volume
of
specialty
eggs
sold.
The
volume
of
specialty eggs sold increased 3.8%, which resulted in
a $20.5 million increase in net sales,
and the prices for specialty
eggs increased 0.8%, which resulted
in a $4.8 million increase in net sales.
During the first two
quarters of fiscal 2026,
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
Prepared foods sales
Second Quarter – Fiscal 2026 vs. Fiscal 2025
-
The acquisition
of Echo
Lake Foods
positively impacted our
net
sales with
an increase
of $56.6
million in
revenue,
compared to the second quarter
of fiscal 2025.
Twenty-six weeks – Fiscal 2026 vs. Fiscal 2025
-
Prepared foods
net
sales increased
$136.2
million,
compared to
fiscal
2025,
primarily
due to
the
additional
$127.1
million in revenue from the acquisition
of Echo Lake Foods in the first quarter
of fiscal 2026.
Egg products sales
Second Quarter – Fiscal 2026 vs. Fiscal 2025
-
Egg
products sales
increased $4.3
million,
or 14.3%,
in
the
second
quarter of
fiscal 2026,
compared to
the
second
quarter of
fiscal 2025,
primarily due
to
a 10.1%
increase in
the net
average selling
price, resulting
in a
$3.0 million
increase in net sales.
Twenty-six weeks – Fiscal 2026 vs. Fiscal 2025
-
Egg
products sales
increased $15.2
million,
or 26.9%,
primarily due
to
increased net
average selling
price. The
net
average
selling
price
increased
17.0%,
resulting
in
a
$10.4
million
increase
in
net
sales,
and
an
8.5%
increase
in
pounds sold, resulted in a $5.6 million
increase in net sales.

Index

COST OF SALES
Cost of sales
consists of costs
directly related to producing, processing and packaging shell eggs, purchases of shell eggs from
outside sources,
processing and
packing of
prepared foods
and egg
products,
and other
non-egg costs.
Farm production
costs
are those
costs incurred
at
our egg
production facilities,
including feed,
facility (including
labor), hen
amortization and
other
related farm production costs.
The following table presents our cost
of sales (in thousands):
Thirteen Weeks Ended Twenty-six Weeks Ended
November 29,
2025
November 30,
2024
%
Change
November 29,
2025
November 30,
2024
%
Change
Cost of sales
Farm production $ 263,794 $ 258,246 2.1% $ 523,721 $ 499,947 4.8%
Processing, packaging,
and warehouse - shell
eggs 103,916 98,823 5.2 205,063 190,534 7.6
Egg purchases and other
cost of sales 112,109 198,030 (43.4) 275,703 366,479 (24.8)
Prepared foods 57,583 11,626 395.3 122,797 21,741 464.8
Egg products 24,710 31,904 (22.5) 46,116 58,581 (21.3)
Total cost of sales $ 562,112 $ 598,629 (6.1) % $ 1,173,400 $ 1,137,282 3.2%
Farm production costs (per
dozen produced)
Feed $ 0.477 $ 0.483 (1.2) % $ 0.475 $ 0.488 (2.7) %
Other $ 0.449 $ 0.418 7.4% $ 0.453 $ 0.421 7.6%
Total farm production cost $ 0.926 $ 0.901 2.8% $ 0.928 $ 0.909 2.1%
Dozens produced 289,886 288,035 0.6% 572,260 554,874 3.1%
Percent produced to sold 89.9% 87.3% 3.0% 89.4% 86.7% 3.1%
Second Quarter – Fiscal 2026 vs. Fiscal 2025
-
Farm
production costs
increased 2.1%
primarily
due to
increased production
costs
to
run our
facilities,
specifically
within labor and repairs and maintenance,
partially offset by a 1.2% decrease
in feed costs.
-
Processing, packaging and
warehouse increased $5.1
million,
as our
processing costs
and packing
materials
cost per
dozen increased 5%
which had a $4.7 million increase
in cost of sales.
-
Egg
purchases and
other
cost
of
sales
decreased
$85.9
million,
primarily
due
to
a
29.7%
decrease in
the
price
of
outside egg purchases compared
to the second quarter of fiscal 2025, which resulted
in a $61.0 million decrease in cost
of sales, and a 11.5%
decrease in the volume of outside egg purchases,
compared to the second quarter of fiscal 2025,
which resulted in a $26.6 million decrease
in cost of sales.
-
Prepared foods
costs
increased primarily
due
to
the
acquisition of
Echo
Lake
Foods
which increased
cost
of
sales
$42.9 million compared to the second
quarter of fiscal 2025.
Twenty-six weeks – Fiscal 2026 vs. Fiscal 2025
-
Farm
production costs
increased 4.8%
primarily
due to
increase in
eggs
produced, which
resulted
in
$15.8
million
increase in cost of sales, and a 2.1% increase in production costs.
This increase was primarily due to the same reasons
as described above.
-
Processing, packaging and warehouse increased $14.5 million, as our processing costs and
packing materials
cost per
dozen increased 5% which had
a $9.2 million
increase in cost of sales,
as well as
increase volume of
eggs processed,
which resulted in $3.5 million increase
in cost of sales

Index

-
Egg
purchases and
other
cost
of
sales
decreased
$90.8
million,
primarily
due
to
a
14.9%
decrease in
the
price
of
outside egg
purchases compared to
the same
prior-year period,
which resulted
in a
$57.3
million decrease in
cost of
sales, and
a
9.6% decrease
in
the
volume
of outside
egg
purchases compared
to
the
same
prior-year
period, which
resulted in a $41.1 million decrease
in cost of sales.
-
Prepared foods
costs
increased primarily
due
to
the
acquisition of
Echo
Lake
Foods
which increased
cost
of
sales
$94.6 million compared to the twenty-six weeks
ended November 30, 2024.
Current indications
for corn
and soybean
project a
favorable stocks-to-use ratio
for us
near the levels
prevailing today
for the
remainder of fiscal 2026; however, as
long as outside
factors remain uncertain (including trade and tariff negotiations, weather patterns and global supply chain disruptions),
volatility could remain.
GROSS PROFIT
Gross profit for the second
quarter of fiscal 2026 was $207.4 million, compared to $356.0 million for the same period of 2025.
The decrease
was primarily
driven by
26.5% lower
net
average selling
prices
for shell
eggs
and 2.2%
lower shell
egg sales
volume,
offset
partially by
lower egg
prices for
outside purchases
and a
3% increase
in
percent produced
to
sold,
as well
as
contributions from prepared
foods.
Gross profit for the twenty-six
weeks ended November 26, 2025 was $518.7
million, compared to $603.3 million
for the same
period of 2026.
The decrease was primarily driven by 12.6% lower net
average selling prices
for shell eggs, offset
partially by
a decrease in the price and
volume of outside egg purchases, as dozens produced increased 3.1%, as well as contributions from
prepared foods.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling,
general,
and
administrative
(“SGA”)
expenses
include
costs
of
delivery,
marketing,
and
other
general
and
administrative expenses. Delivery expense includes contract trucking expense and all costs to maintain and operate our fleet of
trucks to
deliver products
to customers including
the related payroll
expenses. Marketing expense includes
franchise fees tha
t
are
submitted
to
Eggland’s
Best,
Inc.
(“EB”)
to
support
the
EB
brand,
brokerage
and
commission
fees,
and
other
general
marketing expenses
such as
payroll expenses
for our
in-house
sales team.
Other general
and administrative
expenses include
corporate payroll related
expenses and other
general corporate overhead costs.
The following table presents
an analysis of
our
SGA expenses (in thousands):
Thirteen Weeks Ended
November 29,
2025
November 30,
2024 $ Change % Change
Delivery expense $ 26,402 $ 23,666 $ 2,736 11.6%
Marketing expense 14,686 15,074 (388) (2.6) %
Other general and administrative expenses 41,799 38,893 2,906 7.5%
Total $ 82,887 $ 77,633 $ 5,254 6.8%
Second Quarter – Fiscal 2026 vs. Fiscal 2025
-
Delivery expense increased
primarily due to the acquisition of Echo Lake Foods.
-
In the second quarter of
fiscal 2026, other general
and administrative expenses increased 7.5%,
compared to the prior
year period,
primarily due to the acquisition of Echo Lake Foods and increased spending in professional and legal fees.
This was partially offset
by a reduced charge
in the change in
earnout liability
recorded in the prior year period
and a
reduction in the accrual for
anticipated employee bonuses compared
to the prior year period.

Index

Twenty-six Weeks Ended
November 29, 2025 November 30, 2024
$ Change % Change
Delivery expense $ 52,445 $ 44,730 $ 7,715 17.2%
Marketing expense 29,148 29,426 (278) (0.9) %
Other general and administrative
expenses 70,808 65,409 5,399 8.3%
Total $ 152,401 $ 139,565 $ 12,836 9.2%
Twenty-six weeks – Fiscal 2026 vs. Fiscal 2025
-
Delivery
expense
increased 17.2%
in
fiscal
2026,
compared to
fiscal
2025.
This
increase was
primarily
due
to
the
acquisition of Echo Lake Foods.
-
In fiscal 2026, other general and
administrative expenses increased 8.3% in fiscal 2026
compared to fiscal 2025. This
increase was primarily due to the same
reasons as described above.
GAIN ON INVOLUNTARY CONVERSION
In the first quarter of fiscal 2026, we recorded a gain of $7.5 million due to business interruption insurance recoveries
related to
a weather-related event
that occurred in fiscal 2021.
OPERATING INCOME
For
the
second
quarter
of
fiscal
2026,
we
recorded
operating
income
of
$123.9
million,
compared
to
operating
income
of
$278.1 million for the same period of
fiscal 2025.
For the
twenty-six weeks
ended November 29, 2025,
we recorded operating income
of $373.1
million,
compared to operating
income of $465.0 million for the same
period of fiscal 2025.
OTHER INCOME (EXPENSE)
Total
other
income
(expense)
consists
of
items
not
directly
charged
or
related
to
operations,
such
as
interest
income
and
expense, equity in income or
loss of unconsolidated entities, and patronage dividends,
among other items. Patronage dividends
are paid to us from our membership in
the EB cooperative.
For the second quarter of fiscal 2026,
we earned $12.5 million of interest income compared to $9.9 million for the same period of fiscal 2025, primarily
due to higher average cash and cash equivalents
and investment securities available-for-sale balances.
The
Company
recorded interest
expense
of
$201
thousand
and $150
thousand
for
the
second quarters
ended
November
29,
2025 and November 30, 2024, respectively.
For the twenty-six weeks ended November 29, 2025, we earned $25.5 million of interest income compared to $19.9 million for the same
period of fiscal
2025, primarily due to
higher average cash and
cash equivalents and investment
securities available-
for-sale balances. The Company recorded
interest expense of $351 thousand and $310 thousand for the twenty-six weeks ended
November 29, 2025 and November
30, 2024, respectively.
INCOME TAXES
For
the
second
quarter
of
fiscal
2026,
our
pre-tax
income
was
$136.1
million,
compared to
$289.0
million
for
the
second
quarter of fiscal 2025. Income
tax expense of $33.2
million was recorded for second
quarter 2026 with
an effective tax rate
of
24.4%. For the second quarter 2025, income
tax expense was $70.6 million with
an effective tax rate
of 24.4%.
For the
twenty-six weeks
ended November 29,
2025, pre-tax
income was
$399.3 million,
compared to
$486.9 million
for the
same period
of fiscal
2025. Income tax
expense of $97.3
million was recorded for
the twenty-six
weeks ended November
29,
2025,
with
an effective
tax
rate of
24.4%. For
the
same period
fiscal 2025,
income tax
expense was
$119.0
million
with an
effective tax rate of 24.4%.
Items causing our effective tax rate to
differ from the federal statutory income tax rate of
21% are state income taxes, offset
by
certain federal tax credits and
certain items included in
income or loss for
financial reporting purposes that
are not included in

Index

taxable income or loss
for income tax purposes, including
tax exempt interest income, certain nondeductible expenses, and net income or loss attributable to noncontrolling
interest.
NET INCOME ATTRIBUTABLE
TO CAL-MAINE FOODS, INC.
Net
income
attributable to
Cal-Maine
Foods,
Inc.
for
the
second
quarter ended
November
29,
2025
was
$102.8
million,
or
$2.14 per
basic and $2.13
per diluted common share,
compared to net
income attributable to Cal-Maine Foods,
Inc. of
$219.1
million, or $4.49 per basic and $4.47 per
diluted common share,
for the same period of fiscal
2025.
Net income
attributable to Cal-Maine Foods,
Inc. for the
twenty-six weeks ended
November 29, 2025,
was $302.1 million,
or
$6.27 per
basic and $6.26
per diluted common share,
compared to net
income attributable to Cal-Maine
Foods, Inc.
of $369.0
million or $7.57 per basic and $7.54 per
diluted common share, for the same
period of fiscal 2025.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital and Current Ratio
Our working
capital was
$1.5
billion
at
November 29,
2025,
compared to
$1.7
billion
at
May 31,
2025.
The calculation
of
working capital is defined as current assets less current liabilities. Our current ratio was 8.0 at November 29, 2025 compared to
6.4 at
May 31, 2025.
The increase in
our current ratio
is primarily due
to a
decrease in dividends
payables with respect to
our
second quarter 2026. The current
ratio is calculated by dividing current assets by current
liabilities.
Cash Flows from Operating Activities
For the twenty-six weeks ended November 29, 2025, $373.4 million in net cash was provided by operating activities, compared
to
$240.2
million
provided by
operating activities
for the
comparable period
in
fiscal 2025.
The increase
in
cash flow
from
operating
activities
resulted
primarily
from
an
increase
in
cash
collections
from
customers
and
the
addition
of
Echo
Lake
Foods.
Cash Flows from Investing Activities
For
the
twenty-six
weeks
ended
November
29,
2025,
$246.0
million
was
used
in
investing
activities,
primarily
due
to
the
acquisitions of
Echo Lake
Foods and
Clean Egg
and purchases
of
investment securities, compared
to
$247.4 million
used in
investing activities in the same period of fiscal 2025. Purchases of investment securities were $345.4 million during the twenty-
six weeks
ended November 29, 2025,
and sales and maturities
of investment securities
were $490.4 million during
the period.
Sales
and
maturities
of
investment
securities
were
$426.5
million
in
the
prior-year
period
while
purchases
of
investment
securities were $501.6 million
during the period. Cash paid
for business acquisitions,
net of cash acquired, was $299.0
million
in
the
twenty-six weeks
ended November
29, 2025,
related to
the
Echo Lake
Foods and
Clean Egg
acquisitions, and
$111.5
million in
the prior-year period,
related to the
ISE acquisition. Purchases of
property, plant
and equipment were
$92.1 million
and $65.6 million in fiscal 2026 and 2025,
respectively, primarily reflecting progress on our
construction projects.
Cash Flows from Financing Activities
For the twenty-six weeks ended November
29, 2025, $255.4 million was used in financing
activities, primarily due to dividends
paid of $180.5 million in
fiscal 2026, compared to $87.8 million in
the same prior-year period. Purchases of common
stock by
treasury were $74.9
million
during the
twenty-six weeks
ended November
29, 2025,
due
to the
repurchase of
common stock
under the Company’s share repurchase
program.
Net Change in Cash and Cash Equivalents
As of November 29, 2025,
cash,
cash equivalents and restricted
cash decreased $128.0 million
since May 31, 2025,
compared
to a decrease of $97.6 million during the same period of fiscal
2025. The decrease is primarily due to the cash paid for the
Echo
Lake Foods acquisition during the first quarter
of fiscal 2026 and higher dividends paid with respect
to our first quarter of fiscal
2026.
Credit Facility
On
November
15,
2021,
we
entered into
a
credit
agreement that
provides
for
a senior
secured revolving
credit
facility
(the
“Credit Facility”),
in
an initial
aggregate principal
amount of
up to
$250 million
with
a five-year
term. As
of November
29,

Index

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
repurchased under
the
program will
be determined
by management
in
its discretion
and will
depend on
a number
of factors,
including,
but not
limited to,
the market price
of the
Common Stock
and general market and
economic conditions.
During the twenty-six
weeks
ended November 29, 2025, the Company repurchased 846,037 shares or approximately $74.8 million under the program. As of the
end
of
the
second
quarter
of
fiscal
2026,
we
had
remaining
authorization
to
purchase up
to
$375.2
million
under
the
repurchase program. See
Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
for further information.
The Company expects to strategically and opportunistically
repurchase shares from time to time through solicited
or unsolicited
transactions in the open
market, in privately negotiated transactions or
by other means
in accordance with securities laws. The
Company
expects that
share repurchases under
the
program
will
be funded
from existing
cash balances
and future
free cash
flow. The
share repurchase program does not obligate the Company to repurchase any specific amount of shares, does not have an expiration date, and may be suspended,
modified or discontinued at any
time without prior notice.
Dividends
In
accordance
with
our
variable
dividend
policy,
we
will
pay
a
cash
dividend
totaling
approximately
$34.3
million,
or
approximately $0.719 per share,
to holders of our Common Stock with respect
to our second quarter of fiscal
2026. The amount
paid per share will vary based on the number of outstanding shares on the record date. The dividend is payable on February 12,
2026, to holders of record
on January 28, 2026.
Material Cash Requirements
Material cash requirements
for operating activities primarily consist
of feed ingredients,
processing, packaging and warehouse
costs,
employee
related
costs,
maintenance
capital
expenditures
and
other
general
operating
expenses.
Our
material
cash
requirements for growth capital expenditures consist
primarily of our construction projects
to increase our production
capacity
of prepared foods and cage-free shell
egg production. We
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
29, 2025
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
on
an
evaluation
of
our
disclosure
controls
and
procedures
conducted
by
our
Chief
Executive
Officer
and
Chief
Financial
Officer,
together
with
other
financial
officers,
such
officers
concluded
that
our
disclosure
controls
and
procedures
were
effective as of November
29, 2025 at the reasonable assurance
level.
Changes in Internal Control Over
Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended November 29, 2025 that
has
materially
affected,
or
is
reasonably
likely
to
materially
affect,
our
internal
control
over
financial
reporting.
As
disclosed elsewhere in this Quarterly Report,
we completed the acquisition of Echo Lake Foods during the first quarter of fiscal
2026.
As
permitted
by
SEC
guidance,
the
scope
of
management’s
review
of
its
internal
control
over
financial
reporting
excluded Echo Lake Foods.

Index

PART
II. OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
Refer
to
the
discussion
of
certain
legal
proceedings involving
the
Company
and/or
its
subsidiaries
in
(i)
our
2025
Annual
Report,
Part
I Item
3
Legal Proceedings,
and Part
II Item
8,
Notes to
Consolidated Financial
Statements and
Supplementary
Data,
Note
16
-
Commitments
and
Contingencies,
and
(ii)
in
this
Quarterly
Report
in
Note 10
- Commitments and
Contingencies
of
the
Notes
to
Condensed Consolidated
Financial
Statements,
which discussions
are
incorporated herein
by
reference.
ITEM 1A.
RISK
FACTORS
Except
as
set
forth below,
there
have
been
no
material
changes
in
the
risk
factors
previously
disclosed in
the
2025
Annual
Report. The following risk factors
should be read in conjunction with
the risk factors set forth in the 2025
Annual Report.
Our shell eggs, egg products and prepared foods
offerings are susceptible to contamination, and we may be required to, or we may voluntarily, recall contaminated products.
We
sell
food products
for human
consumption,
including shell
eggs,
egg products
and prepared
foods,
which involves
food
safety risks such as:
●
food
contamination
caused
by
disease-producing
organisms
or
pathogens,
such
as
Listeria
monocytogenes
,
Salmonella
Enteritidis
,
and
pathogenic
E
Coli
.,
including
contamination
caused
by
introduction
of
pathogens
as
a
result of
improper handling by
customers or consumers (over
which we
have no
control) or by
operational errors by
suppliers or co-manufacturers
or in our facilities;
● mislabeling, including with respect to food allergens;
● food spoilage;
●
nutritional and health-related concerns;
and
● product tampering.
Shipment of contaminated, mislabeled,
spoiled or otherwise deficient products, even
if inadvertent, could result in a violation of
law and lead to increased risk of exposure to product liability claims, product recall or withdrawal and scrutiny by federal, state
and
local
regulatory
agencies.
We
have
little,
if
any,
control
over
proper
handling
once
the
product
has
been
shipped
or
delivered.
In
addition,
products
purchased
from
other
producers
could
contain
contaminants,
or
be
spoiled,
mislabeled
or
otherwise deficient that
might be
inadvertently redistributed or sold
by us.
This has
occurred in the
past and may
occur in the
future. As
such, we
might decide
or be
required to
recall or
withdraw a
product if
we, our
customers or
regulators believe
it
poses
a potential
health risk.
Any shipment
of deficient
product or
any action
taken in
response, such
as a
product recall
or
withdraw,
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
in many cases such
insurance is expensive and difficult
to obtain, and no assurance can be given that such
insurance can be maintained in the future on acceptable terms or in sufficient amounts to protect us against losses due
to any such events, or at all.
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
In
addition,
our
growth
strategy
includes expansion
of
our
product
offerings
including
prepared foods.
The
prepared
foods
business is intensely competitive and includes competition from other prepared food companies and other suppliers of prepared
and
convenience foods,
including
restaurants, grocery
stores
and
convenience stores,
many
of
which
have
more
experience
operating prepared and
convenience foods
businesses. In
response to
these competitive
pressures, we may
have to
reduce the
prices of
our products,
or increase or reallocate
our spending
on marketing, advertising
and promotional activity.
Competitive
pressures may also restrict our ability to increase
prices, including in response to commodity and
other input cost increases. Our
profits could decrease if either a
reduction in prices or increase in
costs without comparable increase in price is
not offset with

Index

increased sales volume. Alternatively,
if we do not
reduce our prices or
increase our prices,
as applicable, and our competitors
seek advantage through pricing or
promotional changes, our revenues
and market share could be
adversely affected.
ITEM 2. UNREGISTERED SALES OF
EQUITY SECURITIES AND USE
OF PROCEEDS
The following table is a summary of our second
quarter 2026 share repurchases:
Issuer Purchases of Equity Securities
Total
Number of
Maximum Approximate
Shares Purchased Dollar Value of
Total
Number
Average as Part of Publicly Shares that May Yet
of Shares Price Paid Announced Plans Be Purchased Under
Period Purchased per Share Or Programs the Plans or Programs (a)
08/31/25 to 09/27/25 — $ — — $ —
09/28/25 to 10/25/25 241,483 90.95 241,483 428,038,125
10/26/25 to 11/29/25 604,554 87.47 604,554 375,157,877
846,037 $ 88.46 846,037 $ 375,157,877
(a)
In
February
2025,
the
Company
announced
a
$500
million
share
repurchase
program.
The
share
repurchase
program
authorizes
the
Company,
in
management’s
discretion, to
repurchase shares
of Common Stock
from time to
time for an
aggregate purchase
price up to $500
million (exclusive
of any
fees,
taxes,
commissions
or
other
expenses
related
to such
repurchases),
subject
to
market
conditions
and other
factors.
The
share
repurchase
program
does
not
obligate the
Company to
repurchase
any specific
amount of shares,
does not
have an
expiration date,
and may
be suspended,
modified or
discontinued at
any
time without prior notice.
ITEM 5.
OTHER INFORMATION
During the second quarter of fiscal 2026, no
director or officer of the Company
adopted
or
terminated
any Rule 10b5-1 trading
arrangement or
non-Rule
10b5-1
trading arrangement, as such
terms are defined in Item 408(a)
of Regulation S-K.
ITEM 6. EXHIBITS
Exhibits
No. Description
2.1
Echo Lake Foods Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form
10-Q, filed April 8, 2025)
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
January 7, 2026 /s/ Max P. Bowman
Max P.
Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:
January 7, 2026 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿