Form 10-Q
period 2026-02-28
CAL-MAINE FOODS INC
filed 2026-04-01
CIK 16160

Index
1
UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC
20549
FORM
10-Q
☑
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange
Act of 1934
For the quarterly period ended
February 28, 2026
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
47,376,588
shares of Common Stock, $0.01 par
value, outstanding as of April 1,
2026.

Index

INDEX
Page Number
Part I.
Financial Information
Item 1.
Financial Statements
Condensed Consolidated Balance Sheets -
February 28, 2026 and May 31, 2025
3
Condensed Consolidated Statements of Income -
Thirteen and Thirty-nine Weeks Ended February 28, 2026 and March 1, 2025
4
Condensed Consolidated Statements of Comprehensive Income -
Thirteen and Thirty-nine Weeks Ended February 28, 2026 and March 1, 2025
5
Condensed Consolidated Statements of Cash Flows -
Thirty-nine Weeks Ended February 28, 2026 and March 1, 2025
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
Risk Factors
33
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
33
Item 5.
Other Information
33
Item 6.
Exhibits
34
Signatures
35

Index

PART
I.
FINANCIAL
INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Balance
Sheets
(In thousands, except for par value
amounts)
(Unaudited)
February 28, 2026 May 31, 2025
Assets
Current assets:
Cash and cash equivalents $
392,159
$
499,392
Investment securities available-for-sale
759,768
892,708
Trade and other receivables, net
185,176
259,304
Income tax receivable
49,722
13,057
Inventories
348,910
295,670
Prepaid expenses and other current
assets
13,751
7,979
Total current assets
1,749,486
1,968,110
Property, plant & equipment, net
1,221,162
1,026,684
Investments in unconsolidated entities
9,182
11,095
Goodwill
87,059
46,776
Intangible assets, net
53,361
15,157
Other long-term assets
19,011
16,797
Total Assets $
3,139,261
$
3,084,619
Liabilities and Stockholders’
Equity
Current liabilities:
Accounts payable $
106,494
$
101,033
Accrued wages and benefits
36,618
60,263
Dividends payable
16,841
114,163
Accrued expenses and other
liabilities
53,025
32,912
Total current liabilities
212,978
308,371
Other noncurrent liabilities
34,625
55,582
Deferred income taxes, net
184,526
154,651
Total liabilities
432,129
518,604
Commitments and contingencies - see
Note 10
— —
Stockholders’ equity:
Common stock ($
0.01
par value) - authorized
120,000
shares, issued
75,061
shares
751
751
Paid-in capital
84,382
80,845
Retained earnings
2,800,993
2,565,928
Accumulated other comprehensive
income (loss), net of tax
1,404
(1,007)
Common stock in treasury at cost –
27,686
shares at February 28, 2026 and
26,567
shares at May 31, 2025
(187,362)
(85,893)
Total Cal-Maine Foods, Inc. stockholders’ equity
2,700,168
2,560,624
Noncontrolling interest in consolidated
entity
6,964
5,391
Total stockholders’ equity
2,707,132
2,566,015
Total Liabilities and Stockholders’ Equity $
3,139,261
$
3,084,619
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of
Income
(In thousands, except per share amounts)
(Unaudited)
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Net sales $
666,951
$
1,417,685
$
2,359,051
$
3,158,227
Cost of sales
547,668
701,570
1,721,068
1,838,852
Gross profit
119,283
716,115
637,983
1,319,375
Selling, general and administrative
83,304
79,967
235,705
219,532
(Gain) loss on involuntary conversions
(480)
—
(7,968)
156
(Gain) loss on disposal of fixed assets
515
478
1,249
(1,001)
Operating income
35,944
635,670
408,997
1,100,688
Other income (expense):
Interest income, net
11,268
12,628
36,384
32,183
Patronage dividends
11,670
11,197
11,670
11,197
Other, net
(696)
3,534
479
5,875
Total other income, net
22,242
27,359
48,533
49,255
Income before income
taxes
58,186
663,029
457,530
1,149,943
Income tax expense
7,068
154,876
104,378
273,841
Net income
51,118
508,153
353,152
876,102
Less: Income (loss) attributable to noncontrolling
interest
659
(380)
594
(1,471)
Net income attributable to Cal-Maine Foods,
Inc.
$
50,459
$
508,533
$
352,558
$
877,573
Net income per common share:
Basic $
1.07
$
10.42
$
7.37
$
17.99
Diluted $
1.06
$
10.38
$
7.34
$
17.92
Weighted average shares outstanding:
Basic
47,299
48,798
47,866
48,774
Diluted
47,414
48,971
48,003
48,962
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Net income $
51,118
$
508,153
$
353,152
$
876,102
Other comprehensive income, before
tax:
Unrealized holding gain on available-for-
sale securities, net of reclassification
adjustments
103
200
3,183
1,342
Income tax expense related
to items of other
comprehensive income
(25)
(49)
(772)
(326)
Other comprehensive income, net
of tax
78
151
2,411
1,016
Comprehensive income
51,196
508,304
355,563
877,118
Less: Comprehensive income (loss)
attributable to the noncontrolling interest
659
(380)
594
(1,471)
Comprehensive income attributable to
Cal-
Maine Foods, Inc. $
50,537
$
508,684
$
354,969
$
878,589
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of
Cash Flows
(In thousands)
(Unaudited)
Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025
Cash flows from operating activities:
Net income $
353,152
$
876,102
Depreciation and amortization
90,294
69,430
Deferred income taxes
29,127
(14,749)
Other adjustments, net
4,349
(119,057)
Net cash provided by operations
476,922
811,726
Cash flows from investing activities:
Purchases of investment securities
(503,677)
(813,130)
Sales and maturities of investment securities
659,728
654,392
Distributions from unconsolidated entities
—
1,550
Acquisition of businesses, net of cash acquired
(299,010)
(116,193)
Purchases of property, plant and equipment
(123,708)
(115,395)
Net proceeds from disposal of property, plant and equipment
191
3,650
Net cash used in investing activities
(266,476)
(385,126)
Cash flows from financing activities:
Payments of dividends
(214,796)
(160,805)
Purchase of common stock by treasury
(100,996)
(3,953)
Principal payments on long-term debt
—
(2,481)
Net cash used in financing activities
(315,792)
(167,239)
Net change in cash, cash
equivalents and restricted cash
(105,346)
259,361
Cash, cash equivalents and restricted
cash at beginning of period
499,392
237,878
Cash, cash equivalents and restricted
cash at end of period
$
394,046
$
497,239
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
February 28, 2026 and March 1, 2025 included
13
and
39
weeks, respectively.
Use of Estimates
The preparation
of the
condensed consolidated financial
statements in
conformity with
GAAP requires
management to
make
estimates
and
assumptions
that
affect
the
amounts
reported
in
the
condensed
consolidated
financial
statements
and
accompanying notes. Actual results could
differ from those estimates.
Dividends Payable
Dividends are accrued
at the end of each quarter according to the Company’s dividend policy adopted by its Board of Directors
(the “Board”).
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
Note 3 - Investment Securities Available-for-Sale
The following represents the Company’s investment securities available-for-sale as of February 28, 2026 and May 31, 2025 (in
thousands):
February 28, 2026
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair Value
Municipal bonds $
17,494
$
48
$
—
$
17,542
Commercial paper
20,801
—
6
20,795
Corporate bonds
553,535
2,713
—
556,248
Certificates of deposits
4,055
10
—
4,065
US government and agency obligations
130,573
175
—
130,748
Treasury bills
30,360
10
—
30,370
Total current investment securities $
756,818
$
2,956
$
6
$
759,768
May 31, 2025
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair Value
Municipal bonds $
21,695
$
3
$
—
$
21,698
Commercial paper
90,880
—
50
90,830
Corporate bonds
431,378
130
—
431,508
Certificates of deposits
5,200
—
6
5,194
US government and agency obligations
240,655
—
260
240,395
Treasury bills
103,119
—
36
103,083
Total current investment securities $
892,927
$
133
$
352
$
892,708
Actual maturities may differ from
contractual maturities as some borrowers have the right to
call or prepay obligations with
or
without penalties. Contractual maturities of
current investment securities at February
28, 2026 are as follows (in thousands):
Estimated Fair Value
Within one year $
353,520
1-5 years
406,248
Total $
759,768
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
liabilities
that
are required
to
be measured
at
fair
value on
a
recurring basis
as of
February
28,
2026
and May
31,
2025
(in
thousands):
February 28, 2026 Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
17,542
$
—
$
17,542
Commercial paper
—
20,795
—
20,795
Corporate bonds
—
556,248
—
556,248
Certificates of deposits
—
4,065
—
4,065
US government and agency obligations
—
130,748
—
130,748
Treasury bills
—
30,370
—
30,370
Total assets measured at fair value $
—
$
759,768
$
—
$
759,768
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
Balance, February 28, 2026 $
23,000
Adjustments to the fair value of contingent consideration
are recorded within the selling, general
and administrative expenses in
the condensed consolidation statements of income.
Note 5 - Inventories
Inventories consisted of the following as
of February 28, 2026 and May 31, 2025 (in
thousands):
February 28, 2026 May 31, 2025
Flocks, net of amortization $
176,270
$
166,507
Feed and supplies
113,986
99,188
Raw materials and finished goods inventory
58,654
29,975
$
348,910
$
295,670
We
grow
and
maintain
flocks
of
layers
(mature
female
chickens),
pullets
(female
chickens,
under
18
weeks
of
age),
and
breeders (male and female chickens used to produce fertile eggs to hatch for egg production flocks). Our total flock at February
28, 2026 and May 31, 2025 consisted of approximately
14.3
million and
11.5
million pullets and breeders and
48.0
million and
48.3
million layers, respectively.
Note 6 - Equity
The following reflects equity activity for
the thirteen weeks ended February
28, 2026 and March 1, 2025 (in thousands):
Thirteen Weeks Ended February 28, 2026
Cal-Maine Foods, Inc. Stockholders
Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Capital Comp. Income Earnings Interest Total
Balance at November 29, 2025 $
751
$
(161,477)
$
83,514
$
1,326
$
2,767,347
$
6,305
$
2,697,766
Other comprehensive income,
net of tax — — —
78
— —
78
Stock compensation plan
transactions
—
(1,366)
868
— — —
(498)
Repurchase of shares —
(24,519)
— — — —
(24,519)
Dividends ($
0.355
per share)
— — — —
(16,813)
—
(16,813)
Net income
— — — —
50,459
659
51,118
Balance at February 28, 2026 $
751
$
(187,362)
$
84,382
$
1,404
$
2,800,993
$
6,964
$
2,707,132

Index

Thirteen Weeks Ended March 1, 2025
Cal-Maine Foods, Inc. Stockholders
Class A Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Amount Capital Comp. Loss Earnings
Interest
Total
Balance at November
30, 2024 $
703
$
48
$
(31,661)
$
78,600
$
(908)
$
1,998,585
$
6,116
$
2,051,483
Other comprehensive
income, net of tax — — — —
151
— —
151
Stock compensation
plan transactions
—
—
(3,835)
1,077
— — —
(2,758)
Dividends ($
3.456
per
share)
Common — — — — —
(152,932)
—
(152,932)
Class A common — — — — —
(16,589)
—
(16,589)
Net income (loss) — — — — —
508,533
(380)
508,153
Balance at March 1,
2025 $
703
$
48
$
(35,496)
$
79,677
$
(757)
$
2,337,597
$
5,736
$
2,387,508
Thirty-nine Weeks Ended February 28, 2026
Cal-Maine Foods, Inc. Stockholders
Accum. Other
Treasury Paid In Comp. Income Retained Noncontrolling
Amount Amount Capital (Loss) Earnings Interest Total
Balance at May 31, 2025 $
751
$
(85,893)
$
80,845
$
(1,007)
$
2,565,928
$
5,391
$
2,566,015
Other comprehensive
income, net of tax — — —
2,411
— —
2,411
Stock compensation plan
transactions
—
(1,360)
3,537
— — —
2,177
Contributions — — — — —
979
979
Repurchase of shares —
(100,109)
— — — —
(100,109)
Dividends ($
2.456
per
share) — — — —
(117,493)
—
(117,493)
Net income — — — —
352,558
594
353,152
Balance at February 28,
2026 $
751
$
(187,362)
$
84,382
$
1,404
$
2,800,993
$
6,964
$
2,707,132

Index

Thirty-nine Weeks Ended March 1, 2025
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
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Numerator
Net income $
51,118
$
508,153
$
353,152
$
876,102
Less: Gain (loss) attributable to
noncontrolling interest
659
(380)
594
(1,471)
Net income attributable to Cal-Maine
Foods, Inc. $
50,459
$
508,533
$
352,558
$
877,573
Denominator
Weighted-average common shares
outstanding, basic
47,299
48,798
47,866
48,774
Effect of dilutive restricted shares
115
173
137
188
Weighted-average common shares
outstanding, diluted
47,414
48,971
48,003
48,962
Net income per common share
attributable to Cal-Maine Foods, Inc.
Basic $
1.07
$
10.42
$
7.37
$
17.99
Diluted $
1.06
$
10.38
$
7.34
$
17.92
Note 8 - Stock Based Compensation
Total
stock-based compensation expense was $
4.0
million and
$
3.4
million for the thirty-nine weeks ended February
28, 2026
and March 1, 2025, respectively.
Unrecognized compensation expense as
a result
of non-vested
shares of
equity-based awards outstanding
under the
Amended
and Restated 2012 Omnibus Long-Term Incentive Plan at February 28,
2026 of $
11.2
million will be recorded over a weighted
average period of
2.3
years. Refer to Part II Item
8, Notes to Consolidated Financial Statements and Supplementary Data, Note
13 – Stock-Based Compensation in our 2025
Annual Report for further information
on our stock compensation plans.
The Company’s equity-based award activity for the thirty-nine weeks ended February
28, 2026 was as follows:
Number of
Shares
Weighted
Average Grant
Date Fair Value
Outstanding, May 31, 2025
212,717
$
66.93
Granted
95,747
78.69
Vested
(81,358)
54.12
Forfeited
(3,766)
82.85
Outstanding, February 28, 2026
223,340
$
76.37

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
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Conventional shell egg sales $
283,173
$
1,016,438
$
1,152,979
$
2,118,065
Specialty shell egg sales
289,141
328,944
858,299
872,691
Prepared foods
63,626
11,757
219,212
31,134
Egg products
18,360
49,267
89,998
105,716
Other
12,651
11,279
38,563
30,621
$
666,951
$
1,417,685
$
2,359,051
$
3,158,227
The following table provides revenue
disaggregated by sales channel
(in thousands):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Retail $
560,843
$
1,199,697
$
1,925,993
$
2,679,826
Foodservice
94,389
207,315
371,410
451,040
Other
11,719
10,673
61,648
27,361
$
666,951
$
1,417,685
$
2,359,051
$
3,158,227
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
2025,
the
Company
has
been
named
as
a
defendant
in
several
lawsuits
filed
in
federal
courts
alleging
substantially identical claims, including: (1) the following lawsuits in the Southern
District of Indiana: (a) King Kullen Grocery
Co., Inc.
v.
Cal-Maine Foods,
Inc., et
al., Case
No. 1:25-cv-2274,
(b) Nineteenseventynine LLC
d/b/a The
Breakfast Joynt
v.
Cal-Maine Foods, Inc., et
al., Case No. 1:25-cv-2301, (c)
Taylor Egg
Products, Inc. v.
Cal-Maine Foods, Inc., et
al., Case No.
1:25-cv-2554, (d) Hudson
v.
Cal-Maine Foods,
Inc. et
al., Case
No. 1:25-cv-02573,
(e) Brandon
Huyler v.
Cal-Maine Foods,
Inc., et al., Case No. 1:26-cv-00135, and (f) Gloria Emery,
Carol Goldberg, and Casey Whalen v.
Cal-Maine Foods, Inc., et al.,
Case
No.
1:26-cv-00135; (2)
the
following
lawsuits in
the
Northern
District
of
Illinois: (a)
Birchmans
Parisian,
LLC
(d/b/a

Index

Lisciandro's Restaurant) v. Cal-Maine Foods, Inc., et al., Case No. 1:25-cv-14030, (b) Phil-N-Cindy's Lunch, Inc. v.
Cal-Maine
Foods, Inc.,
et al.,
Case No.
1:25-cv-14082, (c) Yell
-O-Glow Corporation v.
Cal-Maine Foods, Inc.,
et al.,
Case No.
1:25-cv-
15084, and (d) Tariq
Habash, Delia Govea, Andrew Phillips,
and Catalina Torres
v.
Urner Barry Publications, Inc., Cal-Maine
Foods, Inc., et al., Case No. 1:25-cv-14112;
(3) the following lawsuits in the Western
District of Wisconsin: (a) Matthew Edlin
v.
Cal-Maine Foods,
Inc., et
al., Case
No. 3:25-cv-946,
and (b)
India Price,
Lakia Session,
and Karen Solomon
v.
Cal-Maine
Foods, Inc.,
et al., Case
No. 3:25-cv-1016; and
(4) the
following lawsuit in the
Western
District of Missouri:
(a) Ryan
v.
Cal-
Maine
Foods,
Inc.,
et
al.,
Case
No.
4:25-cv-00999.
The
lawsuits
generally
allege
that
the
Company,
along
with
other
egg
producers and industry associations, conspired to
artificially inflate the prices of conventional
shell eggs nationwide, primarily
through
manipulation of
industry
price
benchmarks (such
as
the
Urner Barry
Egg
Index and
Eggs
Clearinghouse,
Inc.
spot
market),
coordinated
reporting
and
supply
restrictions,
particularly
during
the
calendar
year
2022
highly
pathogenic
avian
influenza
(“HPAI”)
outbreak.
In
each
case,
the
plaintiff
seeks
certification
of
a
putative
class
of
either
direct
or
indirect
purchasers, monetary damages, injunctive relief, attorneys’ fees, and, in some cases, restitution under Section 1 of the Sherman
Act, 15 U.S.C. § 1 (the “Sherman Act”)
and various state antitrust and consumer
protection statutes.
On February 10, 2026, the
Joint Panel on
Multidistrict Litigation issued
a Transfer Order,
consolidating the above actions and
transferring them to the Western
District of Wisconsin for pre-trial proceedings. The parties in each case had agreed to stay the
deadline
for
the
Company
to
answer or
otherwise respond
to
the
complaints pending
an
initial
case
management
order
and
initiation
of
pretrial
proceedings
in
the
multi-district
litigation.
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
egg industry,
and in
March 2026,
the
Company received
a similar
subpoena from
the
State
of Washington
related to
its
investigation of anticompetitive conduct and high
egg prices in the egg
industry.
Additionally, various state Attorneys
General
have sought
to join
the DOJ’s
investigation or
have requested access to
the confidential
disclosures by
the Company
to DOJ.
The
Company
is
complying
with
the
CID
and
the
subpoenas
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
of Texas
v.
Cal-Maine Foods,
Inc. d/b/a
Wharton; and
Wharton County
Foods, LLC,
Cause No.
2020-25427, in
the District
Court of
Harris County,
Texas.
The State
of Texas
(the “State”) asserted
claims based
on the
Company’s
and WCF’s
alleged
violation
of
the
Texas
Deceptive
Trade
Practices—Consumer
Protection
Act,
Tex.
Bus.
&
Com.
Code
§§
17.41-17.63
(“DTPA”).
The
State
claimed
that
the
Company
and
WCF
offered
shell
eggs
at
excessive or
exorbitant
prices
during
the
COVID-19
state
of
emergency
and
made
misleading
statements
about
shell
egg
prices.
The
State
sought
temporary
and
permanent
injunctions
against
the
Company
and
WCF
to
prevent
further
alleged
violations
of
the
DTPA,
along
with
over
$
100,000
in damages.
In January 2026, the Company and WCF reached a settlement with the State of Texas with no admission of wrongdoing. Under the
agreed order
implementing
the
settlement,
the
Company
and
WCF
agreed to
donate
180,000
dozen
large
shell
eggs
to
certain Texas food banks at no cost to the food banks.
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
quarter
of
fiscal
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
over $
100
million
in
total
fines from
all
defendants, including
approximately $
18.2
million in
fines
from the Company, plus attorneys’ fees. On July 30, 2025, the Company and other defendants filed their form of proposed final
judgment and
brief in support
thereof seeking no
monetary fines or
penalties. On
December 9, 2025,
the court
entered a final
judgment imposing approximately $
420,000
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
$
10
million
within
5 days
of
appointment
of
the
special
master,
and
ongoing
funding
requirements
of
$
5
million
any
time
the
fund
is
below
$
5
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
The Company is continuing
to review and analyze the effects of the final judgement and cannot estimate the range of possible losses, but currently does not
expect these additional requirements to have
a material impact on its operations.
On December 29, 2025, the defendants, including the Company, filed a motion to stay enforcement of the judgment, and a brief
in support thereof, pending the
defendants’ appeals to the United
States Court of
Appeals for the Tenth
Circuit. On January
2,
2026, the Company filed its
notice of appeal to the United States Court of
Appeals for the Tenth
Circuit. On January 16, 2026,
the district court stayed the monetary portions of the judgement but declined to stay the injunctive portions. Certain defendants, not including the Company,
have since negotiated settlements in the form of consent judgments, and filed a joint brief with the
State of Oklahoma supporting the entry of the consent judgments. The trial court has not issued an indicative ruling on whether it
would
approve
or
disapprove
of
the
settlements.
On
March
24,
2026,
the
Tenth
Circuit
entered
an
order
denying
the
defendants’ request for a stay pending
the appeal. The Company intends to continue to vigorously
defend the claims asserted by
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
Note 11 - Subsequent Events
Effective on
March 2, 2026
, the Company acquired the shell egg, egg products,
and prepared foods assets of Creighton
Brothers
LLC,
including
Crystal
Lake
LLC,
for
a
total
purchase
price
of
approximately
$
128.5
million,
subject
to
post-closing
adjustments.
The
acquired assets
include
commercial
shell
egg
production
and
grading
with
capacity of
approximately
3.2
million layers, including
500
thousand cage-free layers, and
865
thousand pullets, a feed mill,
1,007
acres of land, as well as an
egg products and hard-cooked
egg processing facility located near
Warsaw,
Indiana.

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
our quarterly report
on Form 10-Q
for the quarter
ended November 29,
2025, as
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
impacted our
flocks in
the
third
and fourth
quarters of
fiscal 2024 and again in
March 2026, (iii) changes
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
Lake
Foods
and
realize
the
expected
benefits
of
such
acquisitions,
including
synergies, cost
savings,
reduction
in
earnings
volatility,
margin
expansion,
financial
returns,
expanded
customer
relationships,
or
sales
or
growth
opportunities,
(vii)
our
ability
to
compete
effectively
with
existing
competitors
and
new
market
entrants,
retain
existing
customers,
acquire
new
customers
and
grow
our
product
mix
including
our
prepared
foods
product
offerings,
(viii)
the
impacts
of
government,
customer
and
consumer
reactions
to
high
market
prices
for
eggs,
including,
without
limitation,
potential
new
or
expanded
government regulations, (ix) potential impacts to our business as a result of our Company ceasing to be a “controlled company”
under the rules of The Nasdaq
Stock Market on April 14, 2025, (x) risks relating to
potential changes in inflation, interest rates
and
trade
and
tariff
policies,
(xi)
adverse
results
in
pending
litigation
and
other
legal
matters,
and
(xii)
global
instability,
including as a result of geopolitical conflicts and
other uncertainties. The actual timing,
number and value of
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
forward-
looking statements
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

Index

The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder—from
conventional
to
specialty,
including
cage-free,
organic,
brown,
free-range,
pasture-raised,
and
nutritionally
enhanced
eggs—serving
both
retail
and
foodservice
customers
nationwide. Cal-Maine
Foods
also
participates in
the
growing prepared
foods
sector,
with
offerings such
as
pre-cooked egg
patties,
omelets,
folded and
scrambled egg
formats, hard-cooked
eggs, pancakes,
waffles,
and specialty
wraps.
Our branded
portfolio
includes
Eggland’s
Best®,
Land
O’Lakes®,
Farmhouse
Eggs®,
4Grain®,
Sunups®,
MeadowCreek
Foods®,
and
Crepini®.
Our operations are integrated, and we have one operating
and one reportable segment. Our total
flock as of February 28,
2026,
of approximately 48.0
million layers and
14.3 million pullets and
breeders,
is the largest
in the
U.S. We
sell our products to
a
diverse group of customers, including national
and regional grocery store chains, club stores, companies servicing independent supermarkets
in
the
U.S.,
and
foodservice
distributors
serving
restaurants,
convenience
stores,
healthcare
and
education
facilities,
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
to
our costs
of production,
such as
grain-based and
variations of
cost-plus arrangements,
or hybrid
models including
cost
of
production and wholesale market prices.
Almost all of our conventional eggs are priced and sold under market-based pricing frameworks or the hybrid models described
above,
split almost evenly between such frameworks.
The majority of our specialty eggs are priced and
sold under frameworks
that are based on cost
of production,
although we do have some
customers that prefer market-based pricing for cage-free eggs.
As
a result,
specialty egg
prices
typically
do
not
fluctuate as
much
as conventional
pricing.
We
do
not
sell
eggs directly
to
consumers or set the prices at which
eggs are sold to consumers.
Retail
sales
of
shell
eggs
historically
have
been
highest
during
the
fall
and
winter
months
and
lowest
during
the
summer
months. Prices
for shell eggs
fluctuate in response to
seasonal demand factors and
a natural increase in
egg production during
the
spring
and early
summer.
Historically,
shell
egg prices
tend
to
increase with
the
start
of the
school
year
and tend
to
be
highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter. As a result,
we have historically experienced,
and may experience in the future, lower
shell egg selling prices, sales volumes and shell egg sales (and have incurred, and may
incur in
the future,
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
In calendar year 2024 and
2025, 40.2
million and 45.2 million commercial layer
hens and pullets were depopulated due to HPAI, respectively.
In the current calendar
year 2026, 17.6 million layer hens and pullets
were depopulated due to HPAI through March 30, 2026.
On March 14, 2026,
subsequent to the third quarter of
fiscal 2026, we experienced an HPAI
outbreak within our pullet
facility
in Maryland
resulting in the
depopulation of approximately 350,000 pullets.
We
are following the
protocols prescribed by the
United States Department of Agriculture (the
“USDA”) and will
continue to closely monitor
our operations to mitigate
further
spread or disruption.
HPAI is currently widespread in the wild bird population worldwide. Further, according to the U.S. Centers for Disease
Control
and Prevention (“CDC”), as of
March 13, 2026,
there have been
outbreaks of HPAI
in 1,088
herds of dairy cows
in 19
states,
and 71 human cases in
the U.S.,
almost entirely among poultry
and dairy workers,
since the latest
outbreak began.
Two
of the
human
cases resulted
in severe
illness after
the
patient was
exposed to
sick and
dead birds
in backyard
flocks.
Both patients
were reported to
have underlying
health conditions
and died
in 2025.
There have
been no
reported cases of
person-to-person
spread.
According
to
the
CDC,
the
human
health risk
to
the
U.S.
public
from
the
HPAI
virus
is
considered to
be low.
We
remain dedicated to
robust biosecurity
programs across
our locations
and have
invested more
than $88
million
in biosecurity
technology,
equipment, supplies, procedures, and
training across
our locations since
the last
major HPAI
outbreak in
calendar
year 2015. However, no farm is immune from HPAI. The extent of possible future outbreaks among U.S. commercial egg layer flocks,
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
Our efforts resulted in a
2.0%
and 13.0% increase in our average number of layer hens and breeder flocks, respectively, during the third quarter of fiscal 2026 compared to the same prior-year period. Total chicks hatched increased
41.7% during the third quarter of fiscal 2026, compared
to the prior-year quarter.
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
customers’
sales
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
for future expansion
will continue to include
cage-
free facilities. Our volume of cage-free
egg sales has continued to increase and account for a larger share of our product mix. At
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
Factors.”
ACQUISITIONS
Subsequent to our
third quarter of fiscal 2026,
effective March 2, 2026,
we acquired the shell
egg, egg products, and prepared
foods
assets
of
Creighton
Brothers
LLC,
including
Crystal
Lake
LLC,
for
a
total
purchase
price
of
approximately
$128.5

Index

million, subject
to customary post-closing adjustments.
See further discussion in
Note 11 - Subsequent Events
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
stores. The combined entity,
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
MeadowCreek
Foods,
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
assets were
our first
in Maryland,
New Jersey
and Delaware.
We
believe this
acquisition provides
us with
an opportunity
to
significantly enhance our market reach
in the Northeast and Mid-Atlantic states.
EXECUTIVE OVERVIEW
For
the
third
quarter and
the
first
thirty-nine
weeks of
fiscal 2026,
we recorded
a gross
profit
of $119.3
million
and $638.0
million, respectively,
compared to $716.1
million and $1.3
billion, respectively,
for the same periods
of fiscal
2025, primarily
driven by a decrease
in the net average selling price of shell eggs, particularly conventional eggs.
Our net average selling price per dozen for shell eggs for the third quarter of fiscal 2026 declined 56.5% to $1.766 from $4.060 in
the
prior-year period.
Average
conventional egg
prices per
dozen declined
70.1% to
$1.423 from
$4.766 in
the
prior-year
period. Average specialty egg prices per dozen declined 16.9% to $2.313 from $2.784 in the prior-year period. Our dozens sold for the third quarter of fiscal
2026 decreased 2.2% compared
to the third quarter of fiscal 2025.
Wholesale shell
egg prices are
volatile, cyclical,
and impacted
by
a number
of factors,
including
consumer demand, seasonal
fluctuations, the
number and
productivity of
laying hens
in the
U.S., outbreaks
of agricultural
diseases such
as HPAI,
severe
weather patterns and
retailers go-to-market strategies and how
they manage their inventories.
We
believe the
recent decline in

Index

wholesale egg
prices primarily
reflects improved
egg supply,
following
disruptions
associated with
HPAI
in
the
prior
fiscal
year. Compared to
the same period last year,
panic-driven purchasing activity appears to have subsided, and improved pipeline availability
relative to
the
prior
fiscal year
period
appears to
have
reduced the
need
for
accelerated purchasing
or inventory
builds by retailers and foodservice operators. As a result, wholesale shell egg prices have declined, while retail shell egg prices have adjusted more gradually.
The daily
average price
for
the
Urner Barry
Southeast
Large Index
in
the
third
quarter
of fiscal
2026
fell
78.6%, while
the
USDA daily average price
for large shell eggs dropped 78.9%, compared to the same
period last year.
According to the
USDA, the monthly
average size of the
layer hen flock
from December 2025
through February 2026
(which
most
closely aligns
with
our
third
fiscal quarter)
was approximately
310.8
million
hens, an
increase
of 6.7
million
hens, or
2.2%,
compared
to
the
same
period
in
the
previous
year.
During
the
third
quarter
of
fiscal
2026,
13.2
million
hens
were
depopulated due to HPAI, compared with 45.0 million during the same period of fiscal 2025, representing a 70.6% reduction in depopulations.
For more information about historical shell egg prices, see
Part I, Item 1. “Business – Price for Shell Eggs” of our 2025 Annual
Report.
Prepared food sales
for the
third quarter
of fiscal
2026 increased
$51.9 million,
compared to
the third
quarter of
fiscal 2025,
primarily due to our acquisition of Echo Lake
Foods in the first quarter
of fiscal 2026.
Our farm
production costs
per dozen
produced for
the
third quarter
of fiscal
2026 increased
4.4%, or
$0.04 compared to
the
prior year
period, primarily
due to
higher other
farm production
costs. Other
farm production
costs increased 9.1%
primarily
due
to
high
facility
costs
compared
to
the
comparable
period
in
the
prior
year.
Feed
costs
per
dozen
produced
remained
relatively flat
in the
third quarter of
fiscal 2026,
compared to the third
quarter of fiscal
2025. For information
about historical
corn and soybean meal prices, see Part I, Item 1. “Business – Feed Costs for Shell Egg Production” of
our 2025 Annual Report.
Our prepared foods cost of sales increased $44.8
million for the third quarter of
fiscal 2026,
compared to the prior-year period,
primarily due to the acquisition of
Echo Lake Foods.
RESULTS OF OPERATIONS
The following table sets
forth, for the periods indicated, certain items
from our Condensed Consolidated Statements of Income
expressed as a percentage
of net sales.
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026
March 1, 2025 February 28, 2026 March 1, 2025
Net sales 100.0% 100.0% 100.0% 100.0%
Cost of sales 82.1% 49.5% 73.0% 58.2%
Gross profit 17.9% 50.5% 27.0% 41.8%
Selling, general and administrative 12.5% 5.6% 10.0% 7.0%
(Gain) loss on involuntary conversions (0.1) % — % (0.3) % — %
(Gain) loss on disposal of fixed assets 0.1% — % 0.1% — %
Operating income 5.4% 44.9% 17.2% 34.8%
Total other income, net 3.3% 1.9% 2.1% 1.6%
Income before income
taxes
8.7% 46.8% 19.3% 36.4%
Income tax expense 1.1% 10.9% 4.4% 8.7%
Net income 7.6% 35.9% 14.9% 27.7%
Less: Income (loss) attributable to
noncontrolling interest 0.1% — % — % — %
Net income attributable to Cal-Maine
Foods, Inc. 7.5% 35.9% 14.9% 27.7%
NET SALES
Total
net sales
for the
third quarter of
fiscal 2026
were $667.0
million, compared to
$1.4 billion
for the
same period
of fiscal
2025.

Index

Shell egg sales represented 85.8% and
94.9% of total net
sales for the third
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
Total
net sales
for both
the thirty-nine
weeks ended
February 28,
2026 and
March 1,
2025
was $2.4
billion
and $3.2
billion,
respectively.
Shell egg sales represented 85.3% and 94.7% of total net sales for the thirty-nine weeks ended February 28, 2026 and March 1,
2025, respectively.
The table below presents net sales in key
categories (in thousands, except
percentage data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 % Change February 28, 2026 March 1, 2025 % Change
Shell Eggs $ 572,314 $ 1,345,382 (57.5) % $ 2,011,278 $ 2,990,756 (32.8) %
Prepared foods 63,626 11,757 441.2 219,212 31,134 604.1
Egg products 18,360 49,267 (62.7) 89,998 105,716 (14.9)
Other 12,651 11,279 12.2 38,563 30,621 25.9
Total net sales $ 666,951 $ 1,417,685 (53.0) % $ 2,359,051 $ 3,158,227 (25.3) %
The table below presents an analysis of
our shell egg sales (in thousands, except
percentage data):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025 February 28, 2026 March 1, 2025
Shell egg sales
Conventional $ 283,173 49.5% $ 1,016,438 75.6% $ 1,152,979 57.3% $ 2,118,065 70.8%
Specialty 289,141 50.5 328,944 24.4% 858,299 42.7 872,691 29.2
Total shell egg sales $ 572,314 100.0% $ 1,345,382 100.0% $ 2,011,278 100.0% $ 2,990,756 100.0%
Dozens sold
Conventional 199,035 61.4% 213,247 64.3% 600,291 62.3% 622,833 64.1%
Specialty 125,024 38.6 118,148 35.7 363,941 37.7 348,385 35.9
Total dozens sold 324,059 100.0% 331,395 100.0% 964,232 100.0% 971,218 100.0%
Net average selling price
per dozen
Conventional $ 1.423 $ 4.766 $ 1.921 $ 3.401
Specialty $ 2.313 $ 2.784 $ 2.358 $ 2.505
All shell eggs $ 1.766 $ 4.060 $ 2.086 $ 3.079
Shell egg sales
Third Quarter – Fiscal 2026 vs. Fiscal 2025
-
In the
third quarter
of fiscal
2026, conventional
egg sales
decreased $733.3 million,
or 72.1%, compared
to the
third
quarter of
fiscal
2025,
primarily
due
to
a
70.1%
decrease in
the
prices
for
conventional
eggs,
which
resulted
in
a
$665.4 million decrease in net sales,
and a 6.7% decrease in the volume of conventional dozens sold, which resulted in
a $67.7 million decrease in net sales.
- In the third quarter of fiscal 2026, specialty egg sales decreased $39.8 million, or 12.1%, compared to the third quarter of
fiscal
2025,
primarily
due
to
a
16.9%
decrease in
prices
for
specialty
eggs,
which
resulted
in
a
$58.9
million
decrease in net sales,
partially offset by a 5.8% increase in the volume of specialty eggs sold, which resulted in a $19.1
million increase in net sales.

Index

-
See “Executive Overview” above for additional discussion of factors impacting shell egg sales for the third quarters of
fiscal 2026 and 2025.
Thirty-nine weeks – Fiscal 2026 vs.
Fiscal 2025
-
For
the
thirty-nine
weeks
ended
February
28,
2026,
conventional
egg
sales
decreased
$965.1
million,
or
45.6%,
compared to
the
same period
of fiscal
2025,
primarily
due to
a 43.5%
decrease in
the
prices
for conventional
shell
eggs,
which resulted
in
an $888.4
million
decrease in
net
sales,
and a
3.6% decrease in
the
volume
of conventional
eggs sold,
which resulted in a $76.7 million
decrease in net sales.
-
For the thirty-nine weeks ended February 28, 2026, specialty egg sales decreased $14.4 million, or 1.6%, compared to
the same
period of
fiscal 2025,
primarily due to
a 5.9%
decrease in the
prices for specialty
eggs, which
resulted in a
$53.5
million
decrease in
net
sales,
partially
offset by
a 4.5%
increase in
the
volume
of
specialty eggs
sold,
which
resulted in a $39.0 million increase
in net sales.
During the first three quarters of fiscal 2026, a
higher proportion of our conventional eggs were sold on a hybrid pricing model that takes into account both our cost of production
as well as wholesale market prices,
instead of solely market-based pricing,
in
response to
customer demand.
We
believe the
hybrid pricing
arrangement may
help some
customers better
plan and
manage
their businesses
and reinforces
our role
as a
trusted
supplier as
well
as reduce
volatility in
our financial
results
compared to
historical time periods when wholesale
market prices were
volatile.
Prepared foods sales
Third Quarter – Fiscal 2026 vs. Fiscal 2025
-
In the third quarter of
fiscal 2026, prepared food
sales increased $51.9 million,
compared to the third quarter of
fiscal
2025, primarily due to
an 834.3% increase in pounds
sold which resulted in
a $49.3 million increase in net sales.
The
increase in
sales
volume
is
primarily
due to
the
acquisition
of Echo
Lake Foods,
which
was completed
in
the
first
quarter of fiscal 2026 as well as
a nine-fold increase in sales volume at
Crepini.
Thirty-nine weeks – Fiscal 2026 vs.
Fiscal 2025
-
Prepared
foods
net
sales
increased
$188.1
million,
compared
to
fiscal
2025,
primarily
due
to
the
same
reasons
discussed above.
Egg products sales
Third Quarter – Fiscal 2026 vs. Fiscal 2025
-
In the third quarter of fiscal 2026, egg
products sales decreased $30.9 million, or 62.7%, compared to the third quarter of fiscal 2025, primarily due to a 60.7%
decrease in the net average selling price, resulting in a $31.0 million decrease in
net
sales,
partially
offset
by
a
3.6%
increase in
the
volume
of
egg
products sales,
resulting
in
a
$706
thousand
increase in net sales.
Thirty-nine weeks – Fiscal 2026 vs.
Fiscal 2025
-
For the thirty-nine weeks ended February
28, 2026, egg products sales decreased
$15.7 million, or 14.9%, compared to
the same period of fiscal 2025, primarily due to a 16.4% decrease in the net average selling price, resulting in an $18.6
million decrease in net sales, partially
offset by a 6.8% increase in the volume of egg products sales, resulting in a $6.0
million increase in net sales.

Index

COST OF SALES
Cost of sales
consists of costs
directly related to producing, processing and packaging shell eggs, purchases of shell eggs from
outside sources,
processing and
packing of
prepared foods
and egg
products,
and other
non-egg costs.
Farm production
costs
are those
costs incurred
at
our egg
production facilities,
including feed,
facility (including
labor), hen
amortization and
other
related farm production costs.
The following table presents our cost
of sales (in thousands):
Thirteen Weeks Ended Thirty-nine Weeks Ended
February 28,
2026 March 1, 2025
%
Change
February 28,
2026 March 1, 2025
%
Change
Cost of sales
Farm production $ 279,331 $ 266,056 5.0% $ 803,052 $ 766,003 4.8%
Processing, packaging,
and warehouse - shell
eggs 107,788 101,631 6.1 312,851 292,165 7.1
Egg purchases and other
cost of sales 79,517 291,703 (72.7) 355,220 658,182 (46.0)
Prepared foods 57,084 12,313 363.6 179,881 34,054 428.2
Egg products 23,948 29,867 (19.8) 70,064 88,448 (20.8)
Total cost of sales $ 547,668 $ 701,570 (21.9) % $ 1,721,068 $ 1,838,852 (6.4) %
Farm production costs (per
dozen produced)
Feed $ 0.494 $ 0.492 0.4% $ 0.482 $ 0.489 (1.4) %
Other $ 0.456 $ 0.418 9.1% $ 0.454 $ 0.420 8.1%
Total farm production cost $ 0.950 $ 0.910 4.4% $ 0.936 $ 0.909 3.0%
Dozens produced 296,455 293,088 1.1% 868,715 847,962 2.4%
Percent produced to sold 91.5% 88.4% 3.5% 90.1% 87.3% 3.2%
Third Quarter – Fiscal 2026 vs. Fiscal 2025
-
Farm
production costs
increased 5.0%,
compared to
the
third quarter
of fiscal
2025, primarily
due to
an increase
in
production
costs
to
run
our
facilities,
specifically
within
labor
and
repairs
and
maintenance,
as
well
as
an
8.7%
increase
in our specialty egg production compared to the same
period in the prior fiscal year.
-
Processing, packaging and warehouse costs increased
$6.2 million,
compared to the third quarter of fiscal 2025, as our
processing costs
and packing
materials
cost per
dozen increased 6.4%
resulting in
a $6.1
million increase
in
cost of
sales.
-
Egg
purchases and
other cost
of sales
decreased $212.2
million,
primarily
due
to
a
62.7% decrease
in
the
price
of
outside egg purchases compared to the third quarter of fiscal 2025, which resulted in a $180.7 million decrease in cost
of sales,
and a
12.8% decrease in
the volume
of outside
egg purchases,
compared to
the third
quarter of fiscal
2025,
which resulted in a $42.2 million decrease
in cost of sales.
-
Prepared foods costs increased primarily due
to the increased sales volume which is primarily due to the acquisition of
Echo Lake Foods as well as increased
production at Crepini.
Thirty-nine weeks – Fiscal 2026 vs.
Fiscal 2025
-
Farm production
costs increased 4.8%
primarily due
to a
3.0% increase
in production
costs, which
resulted in
$23.5
million increase in cost of
sales, and a 2.4%
increase in
egg production, resulting
in an $18.9
million increase in cost
of sales. This increase was primarily
due to the same reasons as described
above.

Index

-
Processing, packaging and warehouse increased $20.7
million, as
our processing costs and packing
materials
cost per
dozen increased 5.5% which resulted in
a $15.3 million
increase in cost of sales, as
well as
an increase in the
volume
of eggs processed, which resulted
in $3.6 million increase in cost of sales.
-
Egg purchases and other cost of sales decreased $303.0 million, compared to the same prior-year period, primarily due
to a 35.8% decrease in the price of
outside egg purchases,
resulting in a $240.8 million decrease in cost of sales, and a
10.6% decrease in the volume of
outside egg purchases, resulting in a $80.4 million
decrease in cost of sales.
-
Prepared foods costs increased
primarily due to the same reasons described
above..
Current indications
for corn
and soybean
project a
favorable stocks-to-use ratio
for us
near the levels
prevailing today
for the
remainder of fiscal 2026; however, as
long as outside
factors remain uncertain (including trade and tariff negotiations, weather patterns and global supply chain disruptions),
volatility could remain.
GROSS PROFIT
Gross profit
for the
third quarter
of fiscal
2026 was
$119.3 million,
compared to $716.1
million for
the same
period of
2025.
The decrease was primarily driven by 56.5%
lower net average selling prices
for shell eggs partially offset
by a decrease in the
price and volume of outside egg purchases,
as our percent produced
to sold increased 3.5% to 91.5%.
Gross
profit
for
the
thirty-nine
weeks
ended
February
28,
2026
was
$638.0
million,
compared to
$1.3
billion
for
the
same
period of 2025.
The decrease was primarily driven by 32.3% lower net
average selling prices
for shell eggs, offset
partially by
a decrease in the price and
volume of outside egg purchases, as dozens produced increased 2.4%, as well as contributions from
prepared foods.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling,
general,
and
administrative
(“SGA”)
expenses
include
costs
of
delivery,
marketing,
and
other
general
and
administrative expenses. Delivery expense includes contract trucking expense and all costs to maintain and operate our fleet of
trucks to
deliver products to
customers,
including the related
payroll expenses. Marketing expense includes
franchise fees that
are
submitted
to
Eggland’s
Best,
Inc.
(“EB”)
to
support
the
EB
brand,
brokerage
and
commission
fees,
and
other
general
marketing expenses,
such as
payroll expenses for
our in-house
sales team.
Other general
and administrative
expenses include
corporate payroll related
expenses and other
general corporate overhead costs.
The following table presents
an analysis of
our
SGA expenses (in thousands):
Thirteen Weeks Ended
February 28, 2026 March 1, 2025 $ Change % Change
Delivery expense $ 27,749 $ 23,476 $ 4,273 18.2%
Marketing expense 15,424 11,240 4,184 37.2%
Other general and administrative expenses 40,131 45,251 (5,120) (11.3) %
Total $ 83,304 $ 79,967 $ 3,337 4.2%
Third Quarter – Fiscal 2026 vs. Fiscal 2025
-
Delivery expense
increased 18.2%,
compared to
the
third
quarter of
fiscal 2025,
primarily
due to
the
acquisition of
Echo Lake Foods and increased
contract trucking costs.
-
Marketing
expense
increased
37.2%,
compared
to
the
prior
fiscal
year
period,
primarily
due
a
54.8%
increase
in
franchise fees.
Franchise
fees increased
as specialty
dozens sold
increased 5.8%.
In
the
prior fiscal
year
period the
higher prices for conventional eggs compared to
specialty eggs diminished the need to
promote specialty eggs; during
which time,
EB temporarily reduced the related franchise fees for certain specialty egg brands to encourage continued
production of these branded eggs.
-
In the
third quarter of
fiscal 2026, other
general and administrative
expenses decreased 11.3%,
compared to the
prior
year period,
primarily due
to a
reduction in
the accrual for
anticipated employee bonuses
compared to
the prior
year
period.
In addition,
there was
an increase
in
the
adjustment
to
the
earnout liability
recorded in
the
prior
fiscal year
period.
This
was
partially
offset
by
increased
professional
and
legal
fees
as
well
as
increased
amortization
of
intangible assets acquired related
to acquisitions during the current
fiscal year.

Index

Thirty-nine Weeks Ended
February 28, 2026 March 1, 2025
$ Change % Change
Delivery expense $ 80,194 $ 68,206 $ 11,988 17.6%
Marketing expense 44,572 40,666 3,906 9.6%
Other general and administrative
expenses 110,939 110,660 279 0.3%
Total $ 235,705 $ 219,532 $ 16,173 7.4%
Thirty-nine weeks – Fiscal 2026 vs.
Fiscal 2025
-
Delivery
expense
increased
17.6%
in
fiscal
2026,
compared
to
fiscal
2025,
primarily
due
to
the
same
reasons
as
described above
-
In
fiscal
2026,
marketing
expense
increased
9.6%,
compared
to
fiscal
2025,
primarily
due
to
the
same
reasons
as
described above.
-
Other
general
and
administrative
expenses
were
relatively
flat,
compared
to
fiscal
2025.
During
fiscal
2026,
we
incurred higher professional and legal fees
primarily related to our acquisitions
made during the current fiscal year
as
well
as increased
amortization of
intangible
assets acquired
which was
offset by
a
reduced charge
in
the
change in
earnout
liability
recorded
in
the
prior
fiscal
year
period
and
a
reduction
in
the
accrual
for
anticipated
employee
bonuses compared to the prior fiscal year
period.
GAIN ON INVOLUNTARY CONVERSION
In the first quarter of fiscal 2026, we recorded a gain of $7.5 million due to business interruption insurance recoveries
related to
a weather-related event
that occurred in fiscal 2021.
OPERATING INCOME
For the
third quarter of
fiscal 2026,
we recorded operating
income of
$35.9 million,
compared to operating
income of
$635.7
million for the same period of fiscal 2025.
For
the thirty-nine
weeks ended
February 28,
2026,
we recorded
operating income
of $409.0
million,
compared to
operating
income of $1.1 billion for the same period of
fiscal 2025.
OTHER INCOME (EXPENSE)
Total
other
income
(expense)
consists
of
items
not
directly
charged
or
related
to
operations,
such
as
interest
income
and
expense, equity in income or
loss of unconsolidated entities, and patronage dividends,
among other items. Patronage dividends
are paid to us from our membership in
the EB cooperative.
For the third
quarter of fiscal 2026, we earned $11.4
million of
interest income compared to $12.8
million for the same
period
of fiscal
2025, primarily due to
lower average cash and
cash equivalents and
investment securities available-for-sale balances.
The Company
recorded interest expense of
$156 thousand
and $146
thousand for
the third
quarters
ended February
28, 2026
and March 1, 2025, respectively.
For the thirty-nine weeks ended
February 28, 2026, we
earned $36.9 million
of interest income compared to $32.6
million for
the same
period of fiscal
2025, primarily due to
higher average cash and
cash equivalents and investment
securities available-
for-sale balances. The Company recorded
interest expense of $507 thousand and $457 thousand for the thirty-nine weeks ended
February 28, 2026 and March 1, 2025, respectively.
INCOME TAXES
For the third
quarter of fiscal 2026, our
pre-tax income was
$58.2 million,
compared to $663.0 million
for the third quarter
of
fiscal 2025.
Income tax
expense of
$7.1 million
was recorded for
the
third quarter
2026 with
an effective
tax
rate of
12.1%.
This includes the discrete tax benefit of $8.2 million associated with the fiscal 2025 provision-to-return adjustments. Excluding

Index

the
discrete
tax
benefit,
income
tax
expense
was
$15.3
million
with
an
adjusted effective
tax
rate
of
26.2%.
For
the
third
quarter 2025, income tax expense
was $154.9 million with an effective
tax rate of 23.4%.
For the thirty-nine weeks ended
February 28, 2026,
pre-tax income was $457.5
million, compared to $1.1
billion for the
same
period of
fiscal 2025.
Income tax
expense of $104.4
million was
recorded for the
thirty-nine weeks
ended February 28,
2026
with
an
effective
tax
rate
of
22.8%.
This
includes
the
discrete
tax
benefit
of
$8.2
million
associated
with
the
fiscal
2025
provision-to-return adjustments.
Excluding the
discrete tax
benefit, income
tax
expense was
$112.6
million with
an adjusted
effective tax rate of 24.6%.
For the same period
fiscal 2025, income tax expense was $273.9 million
with an effective tax rate
of 23.8%.
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
NET INCOME ATTRIBUTABLE
TO CAL-MAINE FOODS, INC.
Net income attributable to Cal-Maine Foods, Inc. for the third quarter ended February 28, 2026 was $50.5 million, or $1.07 per basic and $1.06 per diluted common share, compared to
net income attributable to Cal-Maine Foods, Inc. of
$508.5 million,
or
$10.42 per basic and $10.38 per diluted
common share,
for the same period of fiscal 2025.
Net income
attributable to
Cal-Maine Foods,
Inc. for
the thirty-nine
weeks ended
February 28,
2026, was
$352.6 million,
or
$7.37 per
basic and $7.34
per diluted common share,
compared to net
income attributable to Cal-Maine
Foods, Inc.
of $877.6
million or $17.99 per basic and
$17.92 per diluted common share, for
the same period of fiscal
2025.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital and Current Ratio
Our
working
capital
was
$1.5
billion
at
February
28,
2026,
compared to
$1.7
billion
at
May
31,
2025.
The
calculation
of
working capital is defined as
current assets less current liabilities.
Our current ratio was
8.2 at
February 28, 2026
compared to
6.4 at
May 31,
2025. The increase
in our
current ratio is
primarily due
to a
decrease in dividends
payable with
respect to
our
third quarter 2026. The current
ratio is calculated by dividing current
assets by current liabilities.
Cash Flows from Operating Activities
For the thirty-nine weeks ended
February 28, 2026, $476.9
million in
net cash was provided by
operating activities, compared
to
$811.7
million provided
by operating
activities for
the
comparable period
in
fiscal 2025.
The decrease
in
cash
flow from
operating activities resulted primarily from a decrease
in cash collections from customers as a result of decreased
prices of shell
eggs compared to the prior fiscal year
period.
Cash Flows Used in Investing Activities
For
the
thirty-nine weeks
ended February
28,
2026, $266.5
million
was used
in
investing activities,
primarily relating
to
the
acquisitions of
Echo Lake
Foods and
Clean Egg
and purchases
of
investment securities, compared
to
$385.1 million
used in
investing activities in the
same period of fiscal 2025.
Purchases of investment securities were $503.7 million
during the thirty-
nine
weeks
ended
February
28,
2026,
and
sales
and
maturities
of
investment
securities
were
$659.7
million.
Sales
and
maturities of investment
securities were $654.4
million in the
prior fiscal year
period while purchases of
investment securities
were $813.1
million
during
the
period. Cash
paid
for business
acquisitions,
net
of cash
acquired, was
$299.0
million
in
the
thirty-nine weeks ended February 28, 2026,
related to the Echo Lake
Foods and Clean
Egg acquisitions, and
$116.2 million in
the prior-year period, related
to the ISE acquisition. Purchases of property, plant and equipment were
$123.7 million and $115.4
million in fiscal 2026
and 2025, respectively, primarily reflecting progress
on our construction projects.
Cash Flows Used in Financing Activities
For the thirty-nine weeks ended February 28,
2026, $315.8 million
was used in financing activities, primarily due to
dividends
paid
of
$214.8
million
in
fiscal
2026,
compared to
$167.2 million
used in
financing activities
in
the
same
prior
fiscal year
period. Purchases
of common
stock
by
treasury were
$101.0
million
during the
thirty-nine weeks
ended February
28,
2026,
primarily due to the repurchase
of common stock under the Company’s share repurchase
program.

Index

Net Change in Cash and Cash Equivalents
As of February 28, 2026,
cash,
cash equivalents and restricted cash decreased $105.3 million since May 31, 2025, compared to an increase of $259.4 million during the same period of fiscal 2025. The decrease is primarily due to decreased cash collections
from customers as a
result of decreased prices of
shell eggs compared to the
prior year as
well as the use
of cash
for the Echo
Lake Foods and Clean Egg acquisitions
completed during fiscal 2026.
Credit Facility
On
November
15,
2021,
we
entered into
a
credit
agreement that
provides
for
a senior
secured revolving
credit
facility
(the
“Credit Facility”), in an initial aggregate
principal amount of up to $250 million with a five-year
term. As of February 28, 2026,
no
amounts
were borrowed
under the
Credit
Facility and
we
had $4.7
million
in outstanding
standby letters
of credit
issued
under our Credit Facility for the benefit
of certain insurance companies.
Share Repurchase Program
In February 2025, the Company’s
Board of Directors (“Board”) approved a $500 million
share repurchase program. The share
repurchase program authorizes
the Company, in
management’s discretion, to repurchase shares of our common stock from time to time for an aggregate purchase price up to
$500 million (exclusive of any fees, taxes, commissions or other expenses related to such repurchases), subject to market conditions and other factors. The actual timing, number and value of shares repurchased under the
program will be
determined by management in
its discretion
and will depend
on a number
of factors, including, but
not
limited
to,
the
market
price
of
our
common
stock
and
general market
and
economic
conditions.
During
the
thirty-nine
weeks
ended
February
28,
2026,
the
Company
repurchased
1,175,867
shares
or
approximately
$99.2
million
under
the
program. As
of the
end of
the
third quarter
of fiscal
2026, we
had remaining
authorization to
purchase up
to
$350.8 million
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
$16.8
million,
or
approximately $0.355 per
share,
to holders
of our
common stock
with respect to
our third
quarter of fiscal
2026. The
amount
paid
per share
will
vary based
on the
number of
outstanding shares
on the
record date.
The dividend
is payable
on
May 14,
2026, to holders of record
on April 29, 2026.
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
February 28, 2026 from
the information provided in Part II Item 7A,
Quantitative and Qualitative
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
on
an
evaluation
of
our
disclosure
controls
and
procedures
conducted
by
our
Chief
Executive
Officer
and
Chief
Financial
Officer,
together
with
other
financial
officers,
such
officers
concluded
that
our
disclosure
controls
and
procedures
were
effective as of February 28, 2026 at the reasonable
assurance level.
Changes in Internal Control Over
Financial Reporting
There was no change
in our internal
control over financial reporting that
occurred during the quarter
ended February 28,
2026
that
has
materially
affected,
or
is
reasonably
likely
to
materially
affect,
our
internal
control
over
financial
reporting.
As
disclosed elsewhere in this Quarterly Report,
we completed the acquisition of Echo Lake Foods during the first quarter of fiscal
2026.
As
permitted
by
SEC
guidance,
the
scope
of
management’s
review
of
its
internal
control
over
financial
reporting
excluded Echo Lake Foods.

Index

PART
II. OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
Refer
to
the
discussion
of
certain
legal
proceedings involving
the
Company
and/or
its
subsidiaries
in
(i)
our
2025
Annual
Report,
Part
I Item
3
Legal Proceedings,
and Part
II Item
8,
Notes to
Consolidated Financial
Statements and
Supplementary
Data,
Note
16
-
Commitments
and
Contingencies,
and
(ii)
in
this
Quarterly
Report
in
Note 10
- Commitments and
Contingencies
of
the
Notes
to
Condensed Consolidated
Financial
Statements,
which discussions
are
incorporated herein
by
reference.
ITEM 1A.
RISK
FACTORS
Except as set forth in our quarterly report on Form 10-Q for the quarter ended November 29, 2025, there have been no material changes in the risk factors previously disclosed
in the 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF
EQUITY SECURITIES AND USE
OF PROCEEDS
The following table is a summary of our
third quarter fiscal
2026 share repurchases:
Issuer Purchases of Equity Securities
Total
Number of
Maximum Approximate
Shares Purchased Dollar Value of
Total
Number
Average as Part of Publicly Shares that May Yet
of Shares Price Paid Announced Plans Be Purchased Under
Period Purchased (a) per Share Or Programs the Plans or Programs (b)
11/30/25 to 12/27/25 — $ — — $ —
12/28/25 to 01/24/26 354,864 73.63 329,830 350,841,356
01/25/26 to 02/28/26 — — — —
354,864 $ 73.63 329,830 $ 350,841,356
(a)
As permitted
under our
Amended and
Restated 2012
Omnibus Long-Term
Incentive Plan,
25,034 shares
were withheld
by us
to satisfy
tax withholding
obligations for employees in connection
with the vesting of restricted
common stock.
(b)
In
February
2025,
the
Company
announced
a
$500
million
share
repurchase
program.
The
share
repurchase
program
authorizes
the
Company,
in
management’s
discretion,
to repurchase
shares of
our common
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
third quarter
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
April 1, 2026 /s/ Max P. Bowman
Max P.
Bowman
Vice President, Chief Financial Officer
(Principal Financial Officer)
໿
Date:
April 1, 2026 /s/ Matthew S. Glover
Matthew S. Glover
Vice President – Accounting
(Principal Accounting Officer)
໿