Form 10-K
period 2026-05-30
CAL-MAINE FOODS INC
filed 2026-07-22
CIK 16160

1
UNITED
STATES
SECURITIES
AND EXCHANGE
COMMISSION
Washington,
DC
20549
FORM
10-K
☑
ANNUAL
REPORT
PURSUANT
TO SECTION
13 OR 15(d)
OF THE SECURITIES
EXCHANGE
ACT OF 1934
For The Fiscal
Year
Ended
May 30, 2026
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
affiliates at November 28, 2025,
which was the date of
the last business day of the registrant’s
most recently completed second fiscal quarter,
was $
3,825,418,582
.
As of July 22, 2026,
46,917,080
shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED
BY REFERENCE
The information called for by Part III of this
Annual Report on Form 10-K is incorporated herein by reference from the registrant’s
Definitive
Proxy Statement for
its 2026 annual meeting of
stockholders which will
be filed pursuant to Regulation
14A not later
than 120 days after
the
end of the fiscal year covered by this Annual Report on Form 10-K.

TABLE
OF CONTENTS
Item
Page
Number
Part I
FORWARD -LOOKING STATEMENTS
1.
Business
4
1A.
Risk Factors
14
1B.
Unresolved Staff Comments
25
1C.
Cybersecurity
25
2.
Properties
26
3.
Legal Proceedings
26
4.
Mine Safety Disclosures
26
Part II
5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
26
6.
Reserved
28
7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
7A.
Quantitative and Qualitative Disclosures About Market Risk
38
8.
Financial Statements and Supplementary Data
40
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
72
9A.
Controls and Procedures
72
9B.
Other Information
74
9C.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
74
Part III
10.
Directors, Executive Officers and Corporate Governance
74
11.
Executive Compensation
74
12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
75
13.
Certain Relationships and Related Transactions, and Director Independence
75
14.
Principal Accountant Fees and Services
75
Part IV
15.
Exhibit and Financial Statement Schedules
75
16.
Form 10-K Summary
77
Signatures
78

PART
I.
FORWARD-LOOKING
STATEMENTS
This report
contains
numerous
forward
-looking statements
within the meaning
of Section 27A
of the Securities
Act of 1933
(the
“Securities Act”) and
Section 21E of the Securities Exchange
Act of 1934 (the “Exchange Act”) relating to
our business, including
potential future
supply of and
demand
for our products, potential future
corn and
soybean
price trends, potential future
impact on
our business
of highly
pathogenic
avian
influenza
(“HPAI”),
estimated
future production
data,
expected
construction
schedules,
projected
construction
costs,
potential
future
impact
on
our
business
of
inflation
and
changing
interest
rates,
potential
future
impact
on our business
of new
legislation,
rules or
policies, potential
outcomes
of legal
proceedings,
including
loss contingency
accruals
and
factors
that
may
result in
changes
in the
amounts
recorded, other
projected
operating
data,
including
anticipated
results
of operations
and
financial condition,
and
potential
future
cash
returns to stockholders
including the
timing
and
am
ount
of any repurchases
under our share repurchase
program. Such forward
-looking statements
are identified by the use of words such
as
“believes,”
“intends,”
“expects,”
“hopes,”
“may,”
“should,”
“plans,”
“projected,”
“contemplates,”
“anticipates,”
or similar
words.
Actual outcomes
or results
could differ
materially
from those
projected
in the
forward
-looking statements.
The forward-
looking
statements
are
based
on
management’s
current
intent,
belief,
expectations,
estimates,
and
projections
regarding
the
Company
and
its
industry.
These
statements
are
not
guarantees
of
future
performance
and
involve
risks,
uncertainties,
assumptions,
and
other factors
that
are difficult
to
predict
and
may
be beyond
our control.
The
factors
that
could cause
actual
results
to differ
materially
from those
projected
in
the forward
-looking statements
include, among
others,
(i) the
risk factors
set
forth
in Item
1A. Risk
Factors
and
elsewhere in
this report
as well
as those
included
in other
reports
we
file
from
time to
time
with the Securities
and Exchange
Commission (the
“SEC”) (including
our Quarterly
Reports on
Form 10-Q and Current
Reports
on Form 8-K), (ii) changes
in wholesale shell egg market
prices, (iii) changes in the demand
for shell eggs and our prepared foods
offerings,
(iv) increases
in feed
costs
for our
shell egg
operations
as well
as increases
in input
costs for
prepared foods,
(v)
our
ability
to
predict
and
meet
demand
for cage
-free and
other
specialty
eggs, (vi) the
risks and
hazards
inherent
in shell egg, egg
products
and
prepared
foods
operations
(including,
as applicable,
disease,
pests,
weather
conditions,
and
potential
for
product
recall), including
but not
limited
to the
current
outbreak
of HPAI
affecting
poultry in
the U.S.,
Canada
and other countries
that
was first
detected
in commercial flocks
in the U.S. in
February 2022
and that
impacted
our flocks in the third and
fourth quarters
of fiscal
2024 and
again in March
2026,
(vii) risks, changes, or obligations
that could result
from our recent
or future
acquisition
of new flocks
or businesses,
such as
our acquisition
of Echo Lake
Foods
completed
June 2, 2025,
and risks
or changes
that may
cause conditions
to completing a pending acquisition
not to be met, (viii) our ability to successfully
integrate and manage
recently
acquired businesses like Echo Lake
Foods and realize the expected
benefits of such acquisitions, including synergies, cost savings, reduction
in
earnings
volatility,
margin
expansion,
financial
returns,
expanded
customer
relationships,
or
sales
or
growth
opportunities,
(ix)
our
ability
to
produce,
supply
and
distribute
shell
eggs
and
prepared
foods
efficiently
and
reliably,
(x)
our
ability
to
compete
effectively
with
existing
competitors
and
new
market
entrants,
retain
existing
customers,
acquire
new
customers
and grow
our product
mix including
our prepared
foods
product offerings,
(xi) the
impacts
of government,
customer
and
consumer
reactions
to
high
market
prices
for
eggs,
including,
without
limitation,
potential
new
or
expanded
government
regulations,
(xii)
risks
relating
to
potential
changes
in
inflation,
interest
rates
and
trade
and
tariff
policies,
(xiii)
the
loss
or
expiration of
any registered
trademarks
or other intellectual property
that
we use in our business, (xiv) adverse
results in pending
litigation and
other legal matters,
and (xv) global instability,
including as
a result of geopolitical
conflicts and
other uncertainties.
The
actual
timing,
number
and
value
of
shares
repurchased
under
our
share
repurchase
program
will
be
determined
by
management
in
its
discretion and
will
depend on a number
of factors, including but not limited to,
the market
price of our
Common
Stock and
general market
and economic
conditions.
The share
repurchase
program may
be suspended,
modified
or discontinued
at any
time without prior notice.
Readers are cautioned
not to place undue
reliance on forward
-looking statements
because, while
we
believe the
assumptions
on which
the forward
-looking
statements
are based
are reasonable,
there can
be
no assurance
that
these forward
-looking statements
will prove
to be
accurate.
Further,
forward
-looking statements
included herein
are made
only
as of the
respective
dates thereof,
or if no
date is stated,
as of
the date hereof.
Except
as otherwise
required
by law,
we disclaim
any intent or obligation
to update
publicly these forward
-looking statements,
whether because
of new information,
future events,
or otherwise.
ITEM 1.
BUSINESS
Overview
We
are the
largest
egg company
in the United
States
(“U.S.”)
and a
leading
player in
the egg-based
food
industry.
We
strive to
be
the
leading
consumer
-driven
provider
of
nutritious,
affordable,
and
sustainable
eggs
and
egg-based
foods
that
fit
today's
lifestyles.
Our
vision
is to
ensure
that
healthy,
affordable
eggs and
egg-based
food
choices
are accessible
to every
household,
every
day.
We
sell most
of our
products
throughout
much
of the
U.S. and
aim to
maintain
efficient,
state
-of-the-art
operations
located
close to our customers.
We were founded
in 1957
and
are headquartered
in Ridgeland,
Mississippi.

The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder
—from
conventional
to
specialty,
including
cage-free,
nutritionally
enhanced,
organic,
brown,
pasture
-raised,
and
free-range
eggs—serving
both
retail
and
foodservice
customers
nationwide.
Cal
-Maine
Foods
also
participates
in
the
growing
prepared
foods
sector,
with
offerings
such
as
pre-cooked
egg
patties,
omelets,
folded
and
scrambled
egg
formats,
hard
-cooked
eggs,
pancakes,
waffles,
and
specialty
wraps.
Our
branded
portfolio includes
Eggland’s
Best®,
Land O’Lakes®,
Farmhouse
Eggs®,
4Grain®,
Sunups®,
Van’s®,
MeadowCreek
Foods®,
and
Crepini®.
When
we use
“we,”
“us,” “our,”
“Cal
-Maine Foods,”
or the
“Company”
in this report, we
mean
Cal
-Maine Foods,
Inc. and
its
consolidated
subsidiaries, unless
otherwise indicated
or the context
otherwise requires.
The Company’s
fiscal year
-end is
on the Saturday
closest to May 31. Our fiscal year 2026 ended
May 30, 2026, and
the first three
fiscal quarters
of fiscal 2026 ended
August 30, 2025, November
29, 2025, and
February 28, 2026. All references herein
to a fiscal
year
means
our fiscal year
and
all references to
a year
mean
a calendar
year.
Operating
and Reportable
Segments
We
previously managed
our business as one operating
and
one reportable segment.
Effective
in the fourth
quarter of fiscal
2026,
we
revised our
internal reporting
to
change
the manner
in which
we manage
our business,
which reflects
a focus
on managing
operations
based
on
our
product
categories
rather
than
on
a
consolidated
basis.
As a
result,
we
identified
three
reportable
segments: Conventional
Shell Eggs,
Specialty
Shell Eggs, and
Prepared Foods.
Our remaining
operations
,
which include co-pack
shell eggs, egg products,
hard
-cooked eggs and other business
activities, are not reportable
segments, as defined
by the applicable
accounting
standard
.
Conventional
Shell Eggs
The
Conventional
Shell
Eggs
segment
consists
primarily
of
the
production,
grading,
packaging,
marketing
and
distribution
of shell eggs
sold as conventional
shell eggs, which includes our
brands
Sunups® and Sunny Meadow®.
Specialty
Shell Eggs
The Specialty
Shell Eggs
segment
consists
primarily
of the production,
grading,
packaging, marketing
and distribution
of shell eggs sold as cage
-free, nutritionally
enhanced
,
organic, brown, pasture
-raised and free-range
eggs. This segment
includes
our brands
Farmhouse
Eggs
® and 4Grain®
as well as
branded
products from
our
cooperative
membership
in
Eggland’s
Best,
Inc. which includes
Egg-Land’s
Best®
and
Land O’ Lakes®
branded
eggs
.
Prepared
Foods
The
Prepared
Foods
segment
consists
primarily
of the
production,
packaging,
marketing
and
distribution
of
prepared
foods product
offerings
such as
pre-cooked
egg patties,
omelets,
folded and
scrambled
egg formats
,
pancakes,
waffles
and
specialty
wraps. This segment
includes
our brands
Van
’s®
and
Crepini®.
All
prior
fiscal
year
periods
have
been
recast
to
reflect
the
new reportable
segments.
For
additional
discussion
regarding
the
change
to
our
new reportable
segments,
see
Note 15 – Segment Reporting
in
Part II.
Item
8. Notes
to
Consolidated
Financial
Statements.
Growth
Strategy
Cal
-Maine Foods’
long-term
growth
strategy
is focused
on building
a diversified
egg-based
food
platform
that
extends beyond
conventional
shell eggs and enhances
the Company’s
earnings profile and
resilience across market
cycles. The Company
intends
to leverage
its market
position, vertically
integrated operations,
strong balance
sheet, and longstanding
customer relationships
to
pursue opportunities
that
drive sustainable
growth, expand
margins, and
diversify its revenue
streams.
The Company’s
growth initiatives include increasing
the proportion of specialty shell
eggs in its sales mix, expanding
its prepared
foods
and
egg
products
businesses,
strengthening
and
extending
its
portfolio
of
branded
offerings,
and
pursuing
strategic
acquisitions
and
organic
investments
that
complement
its existing
capabilities.
Within
its
conventional
shell egg
business,
the
Company
employs
a
balanced
pricing
strategy
that
combines
market
-based
and
structured
pricing
arrangements
intended
to
participate
in
favorable
pricing environments while enhancing
earnings visibility and
cash flow stability over time.
The Company
also
continues
to
invest
in
biosecurity,
productivity
initiatives,
and
vertical
integration
to
reinforce
cost
leadership
and
supply
reliability
and
seeks
to
expand
its
geographic
presence
and
customer
penetration
through
disciplined
capital
allocation
and
investments
that
enhance
its production,
distribution, and
commercial
capabilities.

The
Company
currently
has
multiple
expansion
initiatives
underway
for
its
Prepared
Foods
segment.
At
Echo
Lakes
Foods
facilities, the Company
has a network optimization
and capacity
expansion project
underway,
which is
expected
to add 17 million
pounds
of annual
scrambled
egg production
by
mid-to-late-fiscal
2027,
as
well
as a
high-speed
pancake
line project,
which is
expected
to
add
an
additional
12
million
pounds
of
annual
production
through
early-to-mid-fiscal
2027.
In
addition,
the
Company’s
joint venture,
Crepini
Foods,
is investing
in new
equipment
and line
installations
that is
expected
to add
18 million
pounds of additional
production
capacity gradually over the next 12 to 18 months with expected completion by early-to-mid fiscal
2028. In
total, these
planned
investments
are expected
to grow Cal
-Maine’s
prepared foods
production
capacity
by more than 30
percent
from
mid-2027
through 2028.
Management
believes that
the combination
of conventional
and
specialty
shell eggs, prepared
foods,
egg products,
and branded
offerings creates
a more balanced
and diversified business model that
is better positioned to serve evolving
consumer preferences
and
customer
needs.
Through
these initiatives,
the
Company
seeks to increase
its normalized
earnings
power
and
create
long-
term value
for its customers
and
shareholders.
Acquisitions
Throughout
our
history,
we
have
acquired
other
businesses
in
our
industry.
Since
1989,
we
have
acquired
and
integrated
28
businesses.
Within the
last two fiscal
years, we
have
made
the following significant acquisitions.
Effective
May 12,
2026, we acquired
certain
assets of
the Van’s
Foods
(“Van
’s”) business
of Sara
Lee Frozen
Bakery,
LLC
for
approximately
$24.8 million.
The assets acquired
are expected
to help support our
strategy
to diversify our
business model,
grow
in prepared
foods
business-to-retail, and
deliver greater value
across the
supply chain.
Effective
March 2, 2026, we acquired the shell egg, egg products, and
prepared foods
assets of Creighton Brothers LLC, including
Crystal Lake LLC (“Creighton”),
for approximately
$129.3 million. The acquired
assets include commercial
shell egg production
and grading with capacity
of approximately
3.2 million layers, including 500 thousand
cage-free layers, and 865 thousand
pullets,
a feed
mill,
and
1,007
acres of
land, as
well
as
an
egg products
and
hard
-cooked
egg processing
facility
located
near
Warsaw,
Indiana.
The transaction
expands the geographic scale of our shell egg platform
while also adding nearby
liquid egg capacity
that
we believe
will strengthen
our integrated
value
chain.
Effective
October
10,
2025,
we
acquired
certain
assets
of
Clean
Egg,
LLC
(“Clean
Egg”)
based
in
Langwood,
Texas,
for
approximately
$23.7 million.
The assets acquired
included 677
thousand
brown cage-free and
free-range layers
and pullets
,
and
other inventory,
machinery
and
equipment
related
to its contract
production
and
egg processing business.
Effective
June 2, 2025,
we acquired
Echo Lake
Foods, LLC and
certain
related companies
(collectively
“Echo Lake Foods”)
for
approximately
$289.5
million.
Echo
Lake
Foods
is
based
in
Burlington,
Wisconsin
and
produces,
packages,
markets
and
distributes
prepared foods,
including
pre-cooked
egg patties,
omelets,
folded and
scrambled
egg formats,
pancakes
and waffles.
The acquisition
has expanded
our prepared foods
product line and customer
base. Our previously
announced
projects to increase
efficiency
and
expand
production
capacity
are ongoing and
expected
to continue
throughout
mid to late
fiscal 2027.
During
the third
quarter
of fiscal
2025,
we
acquired
certain
assets
of Deal
-Rite
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
MeadowCreek
Foods,
LLC
(“MeadowCreek”)
and
it became
a wholly-owned
subsidiary
of the
Company.
Our initial
investment
in MeadowCreek
was
in
fiscal 2022.
MeadowCreek
began operations
during the
fourth quarter
of fiscal
2023 with
a focus
on being
a leading
provider of
hard
-cooked
eggs.
During
the
first
quarter
of fiscal
2025,
we
acquired
substantially
all the
commercial
shell
egg
production,
processing
and
egg
products breaking
assets of
ISE America, Inc.
and certain
of its affiliates
(“ISE”). The
assets
acquired included
commercial
shel
l
egg
production
and
processing
facilities
with
a
capacity
at
the
time
of
acquisition
of
approximately
4.7
million laying
hens,

including 1.0 million
cage-free, 1.2 million
pullets, feed mills, approximately
4,000 acres of land, inventories and an egg products
breaking
facility.
The
acquired
assets
also
include
an
extensive
customer
distribution
network
across the
Northeast
and
Mid-
Atlantic states,
and production
operations
in Maryland,
New Jersey,
Delaware and
South Carolina. These
production
assets
were
our first
in Maryland,
New Jersey
and Delaware.
This
acquisition
provided
us with
an opportunity
to enhance
our market
reach
in the
Northeast
and
Mid-Atlantic states.
For additional
discussion of our acquisitions
during the last
two fiscal years,
see
Note 2 - Acquisitions
in Part
II. Item 8. Notes to
Consolidated
Financial
Statements.
Egg Industry
Background
According to the U.S. Department
of Agriculture (“USDA”) Agricultural
Marketing Service,
in 2025
approximately
69% of table
eggs produced in the
U.S. were sold as shell
eggs, with 55%
of such shell eggs sold through
food-
at -home outlets such as grocery
and convenience
stores, 12% sold
to food
-away
-from home channels such as restaurants
and 2% exported
.
The USDA estimate
d
that
in 2025
approximately
31%
of
eggs produced
in the
U.S. were sold
as
egg products
(shell eggs broken
and
sold in
liquid,
frozen, or dried
form).
Given
historical
consumption
trends,
we
believe
that
general
demand
for eggs
in the
U.S.
increases
basically
in line
with
the
overall
U.S.
population
growth;
however,
specific
events
can
impact
egg
supply
and
consumption
in
a
particular
period,
as
experienced
with the
2015
highly
pathogenic
avian
influenza
(“HPAI”)
outbreak,
the COVID-19
pandemic
(particularly
during
2020),
and
the
most
recent
HPAI
outbreaks
that
started
in
early
2022.
For
fiscal
2026,
shell
egg
household
penetration
was
approximately
97%. According to the USDA’s
Economic Research
Service,
estimated
annual per capita
consumption
in
the
U.S.
between
2021 and
2025
varied,
ranging
from
260
to
286 eggs
which
was
directly
impacted
by available
supply.
The
USDA
calculates
per capita
consum
ption by
dividing total shell egg disappearance
in the U.S. by the U.S. population.
The most
significant
shift in demand
over the
past decade
has been
among
specialty
shell eggs,
particularly
cage-free eggs.
For
additional
information,
see “Specialty
Shell Eggs” below.
HPAI
Our
industry
has
been greatly
impacted
by several
outbreaks
of HPAI
in recent
years.
Following the
HPAI
outbreaks
in 2015,
there were no
reported
significant outbreaks
of HPAI
in the commercial
table
egg layer flocks
until February
through December
2022.
Thereafter,
there
were no HPAI
cases affecting
commercial
layers
until November
2023.
Since 2023,
outbreaks
of HPAI
have continued
to occur in
U.S. poultry flocks.
In 2024 and
2025, 40.2 million and 45.2 million commercial layer hens
and pullets
were
depopu
lated
due to
HPAI,
respectively.
To
date
in 2026,
through July
20,
2026,
19.2
million layer
hens and
pullets have
been depopulated
due to
HPAI.
On March
14,
2026,
we experienced
an
HPAI
outbreak
within our pullet
facility
in Maryland,
resulting in
the
depopulation
of
approximately
352,000
pullets. Subsequent
to fiscal 2026,
operations
have
fully resumed.
HPAI
is currently widespread
in the wild bird
population
worldwide.
Further,
according
to the U.S. Centers
for Disease
Contro
l
and Prevention
(“CDC”),
as of
July 16,
2026, there
have been
outbreaks
of HPAI
in 1,166 herds
of dairy
cows in
20 states,
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
$92
million
in
biosecurity
technology,
equipment,
supplies,
procedures,
and
training across
our
locations
since the
major
HPAI
outbreak
in 2015.
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
recalled
relating to
HPAI.
For additional
information,
refer to
Part I. Item 1A. Risk Factors
.
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
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$-
$ per dozen
Q1
Q2
Q3
Q4
FY 24
FY 25
FY 26
Five-year average

quoted
and
certified wholesale market
prices, such as those
published by
Urner Barry Publications,
Inc. (“UB”) or the USDA for
shell eggs;
however,
grain-based
or variations
of cost
plus arrangements
are also
commonly
utilized.
Wholesale prices
for cage-free eggs are also quoted
by independent
sources such as UB
and the USDA. There
is no independently
quoted
wholesale market
price for other specialty
shell eggs such as nutritionally
enhanced,
organic, pasture
-raise and free-range
eggs.
Specialty
shell eggs
are typically
sold
at
prices and
terms negotiated
directly with
customers
and
in the
case
of cage
-free
eggs, can
be sold at prices
that take
into account
one of the independently
quoted
markets.
Historically, prices for specialty
shell
eggs have
generally been
higher due to customer
and
consumer
willingness
to pay
more for
specialty
eggs.
The
weekly average
price for
the
southeast
region for large
white
conventional
shell eggs as
quoted
by UB
is shown
below
by
fiscal quarter
for the past three
fiscal
years along with
the average price
for the
past five
fiscal
years
.
The actual
shell egg prices
that we realize
on any
given transaction
may
not necessarily equal
quoted
market
prices because of the
individualized
terms that
we
negotiate
with
individual
customers
,
which
take
into
account
many
factors.
As
further
discussed
in
Part II. Item 7.
Management’s Discussion and Analysis – Results of Operations
, egg prices in
fiscal 202
4
through fiscal
2026
were significantly
impacted
by HPAI.
Our pricing for shell eggs is negotiated
with our customers on individual
terms. We
sell our shell eggs at prices based
on formulas
that take
into account, in varying ways, one of the independently
quoted
regional wholesale market
prices for shell eggs, our costs
of production,
such as grain-based,
or hybrid
models
which include
elements
of cost of
production
and wholesale
market
prices.
Almost
all
of
our
conventional
shell
eggs
are
priced
and
sold
under
market
-based
pricing frameworks
or
the
hybrid
models
described above,
split almost evenly between such frameworks.
The majority
of our specialty shell eggs are
priced and sold under
frameworks
that are based
on cost of production, although
we do have
some customers
that prefer market
-based pricing for
cage-
free
eggs. As
a result,
specialty
shell egg
prices
typically do
not fluctuate
as much
as conventional
shell egg prices.
We
do not
sell eggs
directly to
consumers
or set the
prices at which eggs
are sold to
consumers.
Depending
on market
conditions,
input costs and
individualized
contract
terms, the
price we receive per dozen
eggs in any given
transaction
may
be more
than
or less than
our production
cost per dozen
.

Chicago Board of Trade: Observed Fiscal Quarter Average Daily Prices
$550
$450
$350
$250
Soybean meal $ / ton
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
Corn $ / bushel
1Q FY22
2Q FY22
3Q FY22
4Q FY22
1Q FY23
2Q FY23
3Q FY23
4Q FY23
1Q FY24
2Q FY24
3Q FY24
4Q FY24
1Q FY25
2Q FY25
3Q FY25
4Q FY25
1Q FY26
2Q FY26
3Q FY26
4Q FY26
Soybean meal
Corn

Feed Costs
for Shell
Egg Production
Feed
is a primary
cost component
in the
production
of shell
eggs.
We
routinely
fill our
feed
storage bins
during harvest
season
when prices
for feed ingredients
,
primarily
corn
and to a
lesser extent
soybean
meal, are generally
lower.
We
currently have
the
capacity
to store 242
thousand
tons of corn
and
soybean
meal, and
we replenish these stores
as needed
throughout
the year.
As
the quality and
composition
of feed is
a critical
factor
in
the nutritional value of shell eggs and health
of our chickens, we formulate
and produce
the
vast majority
of our own feed at our feed
mills located
near our production
plants. Our annual
feed requirements
for fiscal 2026
were 2.2 million
tons of
finished feed,
of which we manufactured
2.1 million tons.
To ensure
continued
availability
of feed ingredients
,
we may
enter into contracts
for future purchases
of corn and
soybean
meal,
and
as part
of these
contracts,
we may
lock-in the
basis portion
of our
grain purchases
several
months
in advance
.
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
years 202
2-2026 is
shown below
for corn and
soybean
meal:

Shell Egg
Production
Our percentage
of dozens
produced
to sold
was 92.1
%
of our
total shell
eggs sold in
fiscal 2026.
We
supplement
our production
through purchases
of eggs from other
s
when needed
.
The quantity
of eggs purchased will vary based
on many
factors such as our
own production
capabilities
and current
market
conditions.
In fiscal 2026, 90.0
%
of our
production
came
from Company
-owned
facilities,
and
10.0%
came
from
contract
producers.
The
majority
of
our
contract
production
is
with
family
-owned
farms
for
organic,
pasture
-raised and free-range
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
a computer
-controlled
environment
and
obtain
the
balance
from commercial
sources.
The chicks
are grown
in our own
pullet farms
and are
placed
into the
laying flock
once they
reach
maturity.
After eggs are produced, they
are cleaned, graded and
packaged. Substantially all our farms have
modern “in-line”
facilities which
mechanically
gather,
clean,
grade
and
package
the
eggs
at
the
location
where
they
are
laid.
The
in-line
facilities
generate
significant
efficiencies
and
cost savings
compared
to
the
cost
of
eggs produced
from
non-in-line facilities, which
are
facilities
that process
their
eggs that
have been
laid at
one location
and transported
to a separate
processing
facility.
The
in-line facilities
also produce
a higher
percentage
of USDA Grade
A eggs, which
generally
sell at higher
prices, compared
to eggs that
are either
not graded or lower grade
.
Eggs produced on farms
owned by contract
producers are brought to our processing plants to be graded
and
packaged.
We
maintain
a
Safe
Quality
Food
(“SQF”)
Management
Program
which
is
overseen
by
our
Food
Safety
Department
and
senior management
team.
As of
May
30,
2026,
every
Company
-owned
processing plant
was
SQF certified.
Because
shell eggs are perishable,
we do
not maintain
large egg inventories.
Our egg inventory
average
d
six days of sales
during
fiscal
2026.
We
believe
our
constant
focus
on
production
efficiencies
and
automation
throughout
our
vertically
integrated
operations
enable
us to be a
low-cost supplier in our markets.
We
are
proud
to
have
created,
implemented
and
maintained
what
we
believe
is
a
leading
poultry
Animal
Welfare
Program
(“AWP”).
We
have
aligned
our
AWP
with
regulatory,
veterinary
and
certain
third-party
certifying bodies’
guidance
to govern
the welfare
of animals
in our direct
care
and our
contract
farmers’ care.
We
continually
review
our AWP
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
U. S.
Food and
Drug Administration
(“FDA”)
and the Guidance
for Judicious
Therapeutic
Use of
Antimicrobials
in Poultry,
developed
by the American
Association
of
Avian
Pathologists.
When
antibiotics
are
medically
necessary,
a
licensed
veterinary
doctor
will
approve
and
administer
approved
doses for
a restricted
period. We do
not use
antibiotics
for growth promotion
or performance
enhancement.
Specialty Shell
Eggs
We
are one of the largest producers
and marketers
of specialty
shell eggs in the
U.S.,
which continues to
be a significant
segment
of
the
market.
Specialty
shell
eggs
are
intended
to
meet
the demands
of consumers
sensitive
to
environmental,
health
and/or
animal
welfare issues and,
as applicable,
to comply
with state
requirements
for cage
-free eggs.
Ten
states
in
the
U.S.
have
passed
legislation
or
regulations
mandating
minimum
space
or
cage-free
requirements
for
egg
production
or mandated
the sale of only cage-free eggs
and egg products in their states, with implementation
of these laws ranging
from
January
2022
to January
2030,
representing
approximately
27% of
the total
U.S.
population
according
to
the
2020
U.S.
Census.
California,
Massachusetts,
Colorado,
Michigan,
Oregon,
Washington,
and
Nevada,
which
collectively
represent
approximately
23% of
the
total
U.S.
population,
have
cage-free legislation in effect.
A significant
number of
our customers
have announced
goals to either exclusively
offer
cage-free eggs
or significantly
increase
the volume of cage
-free egg sales in the future, subject in most cases to availability of supply, affordability
and consumer
demand,
among
other
contingencies.
Our
customers’
sales
initiatives
and
product
mix
are
constantly
changing,
making
it
difficult
to
accurately
predict customer requirements
for cage-free eggs.
We are
focused on adjusting
our cage
-free production capacity
with
the goal of meeting the future
needs of our customers in light of changing
state requirements
and our customers’ goals. As always,
we strive
to offer
a product
mix that
aligns with
current
and anticipated
customer purchase
decisions. We
are engaging
with
our

customers to
help them meet
their announced
goals and needs. We have invested
significant
capital in recent years to
acquire and
construct cage
-free facilities, and
we
expect our focus
for future expansion
to continue to include cage
-free facilities. Our volume
of cage-free egg sales has continued
to increase and account
for a larger
share of our product mix. At the
same time, we understand
the
importance
of
our
continued
ability
to
produce
more
affordable
conventio
nal shell
eggs
to
provide
our
customers
with a
variety
of egg choices
and
to address
hunger in our communities.
Branded
Eggs
We
are a member of
the Eggland’s
Best, Inc. cooperative
(“EB”) and
produce, market,
distribute and
sell
Egg-Land’s
Best®
and
Land O’
Lakes®
branded
eggs under a
license from
EB at
our facilities
under EB
guidelines.
EB hens are
fed a proprietary
diet
and
offerings
include
nutritionally
enhanced,
cage-free, organic,
pasture
-raised and
free-range
eggs.
Land
O’ Lakes®
branded
eggs are
produced
by hens
that
are fed
a whole-grain vegetarian
diet and
include brown, organic
and
cage-free eggs.
In 2025,
EB was
the
third best
-selling dairy
brand
in the
U.S.
By
volume,
the top
two best-selling
branded
specialty
shell egg
SKUs
in 202
5
were
EB branded
eggs and six
out of 10
best-selling
SKUs were
EB branded
eggs. In
2025, our
sales
(including
sales from affiliates)
represented
approximately
56% of EB branded
eggs and 43% of
Land O’ Lakes®
branded
eggs nationwide.
Our
Farmhouse
Eggs
® branded eggs are produced
at our facilities by
hens that are provided
with a vegetarian
diet. Our offerings
of
Farmhouse
Eggs
® include cage-free, organic
and pasture
raised eggs. We
market
organic, vegetarian
and omega
-3 eggs
under
our 4Grain®
brand,
which consists
of conventional
and
cage-free eggs.
Our
Sunups®
and
Sunny Meadow®
brands
are sold as
conventional
shell eggs.
We
also produce,
market
and
distribute private
label specialty
and
conventional
shell eggs
to several
customers.
Prepared
Foods
Our prepared
foods offerin
gs include
pre-cooked egg
patties,
omelets, folded
and scrambled
egg formats
,
pancakes,
waffles and
specialty
wraps. This segment
includes
our brands
Van
’s®
and
Crepini®.
We
produce
the
vast
majority
of
our
prepared
foods
products
at
our
facilities. The
majority
of
the
raw materials
used
in
the
production
of our
prepared
foods products
are commodities,
agricultural
-based
products,
including
liquid
egg products,
as well
as
packaging
material.
Liquid
egg
products
are
sourced
from
outside
vendors
as
well
as
internally.
The
majority
of
our
raw
materials are sourced
from U.S. vendors and
are generally available
from numerous
vendors. We monitor
changes in
price of raw
materials
and
supply
chain
costs
and
may
be
required
to
implement
material
price
increases
or
decreases
in
response
to
any
significant
changes
in costs.
Marketing
and Distribution
In fiscal
2026, we
sold our
products
in 47
states
as well as
Puerto
Rico
through our
extensive
distribution
network
to a
diverse
group
of
customers,
including
national
and
regional
grocery
store
chains,
club
stores,
companies
servicing
independent
supermarkets
in the U.S., foodservice
distributors
and
egg product consumers.
The majority
of our shell egg and
prepared foods
sales are based
on the daily
or short-term needs of
our customers. Most
sales to
established accounts
are on payment
terms ranging from seven to 30 days. Although we
have established
long-term arrangements
with many
of our
customers,
most
of them
are free
to acquire
products
from
other sources.
The
products
we
sell
are
either
delivered
to
our
customers’
warehouse
or
retail
stores,
by
our
own
fleet
of,
or
contracted
refrigerated
delivery trucks,
or are picked
up by
our customers
at
our processing facilities.
We
distribute
and
sell
Egg-Land’s
Best®
and
Land O’
Lakes®
branded
eggs directly
and
through our
joint ventures,
Specialty
Eggs,
LLC
and
Southwest
Specialty
Eggs,
LLC,
under
exclusive
license
agreements
in
Alabama,
Arizona,
Florida,
Georgia,
Louisiana, Mississippi
and Texas,
and in portions of Arkansas,
California, Kansas,
Nevada,
North Carolina, Oklahoma
and South
Carolina.
We
also have
an exclusive license
in New
York
City in addition
to exclusivity
in select
New York
metropolitan
areas,
including areas
within New Jersey and Pennsylvania.
As
discussed above
under “Branded
Eggs,”
we also sell our own
Farmhouse
Eggs ® 4Grain ®, Sunups®
and
Sunny Meadow®
branded
eggs. We
also
produce,
market
and
distribute private
label
specialty
and conventional
shell eggs
to several
customers.
Our
prepared foods
offerings
include
products sold
under our
brands
Van’s®
and Crepini®
.

Customers
Our
top three
customers
accounted
for an
aggregate
of
43.1%, 49.2%
and
49.0%
of our
net sales
dollars
for
fiscal 2026,
2025,
and 2024,
respectively.
Our largest
customer,
Walmart
Inc. (including
Sam's Club),
accounted
for 30.0%,
33.6% and
34.0%
of
our consolidated
net sales
dollars for fiscal
2026,
2025
and
2024,
respectively.
Competition
The production,
processing,
and distribution
of shell
eggs is an
intensely
competitive
business,
which has
traditionally attracted
large numbers
of producers
in the
U.S.
Shell egg competition
is generally
based on
price,
service and
product quality.
The shell
egg
production
industry
remains
highly
fragmented.
According
to
Egg
Industry
Magazine
, the
ten
largest
producers
owned
approximately
57% and
54% of
industry table
egg layer hens at
calendar
year
-end 2025
and
2024, respectively
.
The
market
for
prepared
foods
is
highly
competitive
,
and
includes
national
and
regional
food
manufacturers,
private
label
producers, and
foodservice suppliers.
Competition
is based on a variety
of factors, including
product quality,
innovation,
service,
price,
manufacturing
capabilities,
supply
reliability,
and customer
relationships.
The Company
believes its
vertically
integrated
supply
chain,
access
to
shell
egg
inputs,
manufacturing
capabilities,
and
broad
customer
relationships
position
it
to
compete
effectively
in these markets.
Seasonality
Retail sales of
shell eggs historically
have been
highest during
the fall and winter
months
and lowest during
the summer
months.
Prices for
shell eggs
fluctuate
in response to
seasonal
demand
factors and
a natural
increase in
egg production
during the
spring
and early
summer.
Historically,
shell egg
prices tend
to increase
with the
start of the
school
year and
tend
to be highest
prior
to
holiday
periods,
particularly
Thanksgiving,
Christmas
and
Easter.
As
a
result,
we
have
historically
experienced,
and
may
experience
in the
future,
lower shell
egg selling
prices,
sales
volumes
and
shell egg
sales (and
have
incurred, and
may
incur in
the future, net
losses)
in our first
and fourth
fiscal quarters
ending in August/September
and May/June,
respectively.
Because
of
the
seasonal
and
quarterly
fluctuations,
comparisons
of our
net sales
and
operating
results
between
different
quarters
within
a
single fiscal year
are not
necessarily meaningful
comparisons.
Certain
of
our
prepared
foods
exhibit
modest
seasonality,
with
demand
generally
softening
during
the
summer
months,
particularly
in
school
-related foodservice
channels.
Overall,
demand
remains
relatively stable
given the
portfolio’s
broad
retail
and
foodservice
applications.
Trademarks
and License
Agreements
The
table below
shows the
trademarks
that we owned
or licensed
pursuant
to license
agreements
at
May 30,
2026,
as allocated
within our
reportable
segments. We
believe these
trademarks
and
license agreements
are important
to our business.
Reportable
Segment
Trademark
Conventional
Shell Eggs
Sunups® and Sunny Meadow®
Specialty
Shell Eggs
Farmhouse
Eggs®,
4Grain®, Egg
-Land's Best®
and Land
O'
Lakes®
Prepared
Foods
Van's®
and Crepini®
Government
Regulation
Our facilities
and operations
are subject
to regulation
by various
federal,
state,
and local
agencies,
including,
but not limited
to,
the
FDA,
USDA,
Environmental
Protection
Agency
(“EPA”),
Occupational
Safety
and
Health
Administration
(“OSHA”)
and
corresponding
state agencies.
The applicable
regulations relate
to grading,
quality
control, labeling,
sanitary
control and reuse or
disposal
of
waste.
Our
shell
egg
facilities
are
subject
to
periodic
USDA,
FDA,
EPA
and
OSHA
inspections.
Our
shell
egg
production
and feed
mill
facilities as well as our prepared foods
operations
are subject to FDA,
USDA, EPA
and OSHA regulation
and inspections,
as applicable.
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
Further,
the marketing,
labeling and
advertising
of our products
are subject
to extensive
regulation under
federal,
state and
local
laws, including
consumer protection
laws. Changes
in legal or
regulatory requirements,
including with respect
to nutrition
facts,

allergen
disclosures,
serving
size
standards,
front
-of-pack
labeling, ingredient
or packaging
restrictions,
or marketing
practices,
or differing
or evolving enforcement
priorities, may
increase our compliance
costs or require changes
to our products,
packaging
or marketing
practices.
A number of states have
passed legislation or
regulations mandating
minimum space
or cage-free requirements for egg production
or have
mandated
the sale
of only
cage-free eggs
and
egg products
in their
states.
For further
information
refer to
the heading
“Specialty
Shell Eggs”
within this
section.
In addition,
federal
antitrust
laws require
regulatory approval
of acquisitions
that
exceed
certain
threshold
levels of significance
or that
could otherwise
harm
competition,
and
we cannot
guarantee
that such
approvals
would be
obtained.
Further, current
or
future federal
antitrust regulations
may
adversely affect
current operations
or financial
condition
such as
required divestitures or
spin-offs of
certain
business or assets
and
limitations on
the types
or amounts
of products
we could produce.
For more
information
regarding government
regulations that
may
affect
our business, refer to
Part I. Item 1A. Risk Factors
.
Environmental
Regulation
Our operations
and facilities
are subject to
various federal,
state, and
local environmental,
health and
safety
laws and regulations
governing,
among
other
things,
the
generation,
storage,
handling,
use,
transportation,
disposal,
and
remediation
of
hazardous
materials. Under
these laws and
regulations, we must obtain
permits from governmental
authorities, including,
but not limited
to,
wastewater
discharge permits.
We
have made,
and will
continue to
make,
capital
and other
expenditures relating
to compliance
with
existing
environmental,
health
and
safety
laws
and
regulations
and
permits.
We
are
not
currently
aware
of
any
material
capital expenditures
necessary to
comply with
such laws
and regulations;
however,
as environmental,
health and
safety
laws and
regulations
are becoming
increasingly
more stringent,
including
those relating
to animal
wastes and
wastewater discharges,
it
is
possible that
we will have to
incur significant costs
for compliance
with such laws and
regulations in the
future.
Human Capital
Resources
As
of
May
30,
2026,
we
had 4,909
employees,
of
whom
4,292 worked
in
operations
and
marketing,
and 617,
including
our
executive
officers, were
administrative
employees. Approximately
3.0% of
our
personnel
are part
-time. We
also use
temporary
employment
agencies
and
independent
contractors
to supplement
our
workforce
when
needed;
for
fiscal
2026,
we
had
1,943
average
monthly
contingent workers.
As of May 30, 2026, 40 employees
were covered
by a collective bargaining
agreement.
We
believe our
employee
relations are
good.
Our ability
to operate
safely,
efficiently
and in
compliance
with
applicable
food,
workplace
safety
and employment
regulations
depends
on attracting,
retaining,
training and
developing
employees
across our
operations,
sales,
marketing
and
administrative
functions. We
focus our human
capital efforts on workplace
health and safety,
employee relations, competitive
compensation
and
benefits,
compliance
training, operational
training and
leadership development.
Health and Safety
The health
and safety
of our employees
is a priority.
Our Safety
and Health
Program is designed
to promote safe
work practices,
reduce workplace accidents
and illnesses, and support compliance
with
applicable
Occupational
Safety and Health Administration
requirements.
The
program applies
across the
Company
and is supported by an
enterprise
safety
committee
and site-level safety
committees
with employee
representation.
We
review our written
safety
policies at least annually
and monitor
safety
performance
on a monthly basis to identify
trends and
opportunities for improvement.
We also provide
multi-lingual
safety
and compliance
training on topics relevant to our operations,
including use of personal
protective equipment,
emergency response,
equipment
safety,
chemical hazard communication,
hearing
conservation,
lockout/tagout
procedures, forklift
safety
and other job
-specific safety
practices. Contractors
and vendors
working
at
our facilities are expected
to comply
with applicable
safety
requirements.

Employee Culture and Conduct
We
seek to maintain
a workplace culture grounded
in integrity,
respect, productivity
and ethical conduct.
Our
Code of Ethics and
Business Conduct ,
Human
Rights
Statement
and other
employee policies
support our
commitment
to lawful and ethical
conduct
and
to a
workplace
free from
harassment,
discrimination,
unlawful
conduct
and
retaliation.
We
are
an
Equal
Opportunity
Employer
and
prohibit discrimination
on any
basis protected
by applicable
federal,
state
or local
law.
We
are
committed
to providing
employees
with
opportunities
consistent
with
our
operational
needs and
their experience,
goals and
contributions.
Compensation,
Benefits,
Training
and Development
We
seek to attract,
retain and develop
employees by
offering
competitive
wages and
benefits and
by providing training
relevant
to safety,
regulatory compliance,
job-specific skills
and
leadership development.
We offer
eligible full-time
employees
a range
of
health,
welfare
and
retirement
benefits,
including
participation
in
our
KSOP
retirement
plan,
under
which
the
Company
contributes
shares of
Company
stock or a
cash
equivalent
equal
to 3%
of eligible
compensation
for each
pay
period
in which
hours are
worked.
We
also support
employee
development
through safety,
compliance
and task
-specific training, as
well
as our
Management
Intern,
Management
Trainee
and
informal
mentoring programs.
Sustainability
We
understand
that responsible management
of our flocks, among other things, is vital to the
production
of high-quality eggs and
egg
products
and to
the success
of
the
Company.
We
have
engaged
in
agricultural
production
for
more
than
60
years.
Our
agricultural
practices
continue
to
evolve
as
we continue
to
strive
to meet
the
need
for nutritious,
affordable
foods to
feed
a
growing
population
while
still
exercising
responsible
natural
resource
stewardship
and
conservation.
We
will
publish
our
sustainability
impact
report
for
our
fiscal
2025
in
the
first
quarter
of
fiscal
2027,
which
will
be
available
on
our
website.
Information
contained
on our website is not
a part
of this report
on Form 10
-K.
Our Corporate
Information
We
maintain
a
website
at
www.calmainefoods.com
where
general
information
about
our
business
and
corporate
governance
matters
is available.
The information
contained
on our website
is not
a part
of this
report.
Our Annual
Reports on
Form
10-K,
Quarterly
Reports on
Form 10-Q,
Current Reports
on Form 8-K,
proxy
statements,
and all amendments
to those reports
filed or
furnished
pursuant
to Section
13(a) or
15(d)
of the
Exchange
Act
are
available,
free of
charge,
through our
website
as soon
as
reasonably
practicable
after
we
file
them
with,
or
furnish
them
to,
the
SEC.
In
addition,
the
SEC
maintains
a
website
at
www.sec.gov
that
contains
reports,
proxy
and
information
statements,
and
other
information
regarding
issuers
that
file
electronically
with the
SEC.
ITEM 1A.
RISK FACTORS
Our business
and results
of operations
are subject
to numerous
risks and
uncertainties,
many of which
are beyond
our control.
The
following
is
a description
of
the
known
factors
that
have
or
may
in
the
future
materially
affect
our
business,
financial
condition or
results of operations.
They should
be considered
carefully, in
addition to
the information
set forth
elsewhere in
this
Annual
Report
on Form
10-K, including
under
Part II.
Item 7.
Management’s
Discussion
and Analysis
of Financial
Condition
and Results
of Operations,
in
making
any investment
decisions
with
respect
to our
securities.
Additional
risks or
uncertainties
that are
not currently known to
us,
or
that we
are aware
of but
currently deem
to be
immaterial or
that could apply to any
company could
also materially
adversely affect
our business, financial
condition or results of operations.
See
“Forward
-Looking
Statements” at the beginning of this
report.
INDUSTRY
RISK FACTORS
Market
prices
of wholesale
shell
eggs are
volatile
and decreases
in these
prices
have
had, and in
the
future may
have, a
materially
adverse impact
on our revenues
and profits.
Our operating
results are
significantly
affected
by wholesale shell
egg market
prices, which
fluctuate
widely and
are outside
our
control.
Wholesale
shell
egg
market
prices
directly
affect
the selling
prices
of
our
products
sold
under
market
-based
pricing
formulas
and
may
indirectly impact
our products
sold
under cost
-based
and
hybrid pricing
formulas
as customers
may
seek to
renegotiate
the
terms
of their
arrangements
during
periods
of sustained
low
prices.
Accordingly,
our
historical
results
are not
necessarily
indicative
of future
performance.

Modest increases
in industry supply
or decreases in demand
have resulted in, and may
in
the future have
a material adverse effect
on shell egg
prices. Low
shell egg prices
adversely
affect
our revenues
and
profits.
Market prices
for wholesale
shell eggs
have been,
and in
the future
may
be, volatile and
cyclical.
Shell egg
prices have
risen
in
the past
during periods
of high
demand
such as
the initial outbreak
of the
COVID-19 pandemic
and
periods when high
protein
diets
are
popular.
Shell
egg
prices
have
also
risen
during
periods
of
constrained
supply,
such
as
during
outbreaks
of
highly
pathogenic
avian
influenza
(“HPAI”).
During
times
when
prices
are high,
the egg
industry
has
typically
produced
more
eggs,
primarily
by
increasing
the
number
of
layers,
which
historically
has
ultimately
resulted
in
an
oversupply
of eggs,
leading
to
periods
of lower prices.
As discussed above
in
Part I. Item 1. Business – Seasonality
,
seasonal fluctuations
impact
shell
egg prices.
Therefore, comparisons
of
our
sales
and
operating
results
between
different
quarters
within
a
single
fiscal
year
are
not
necessarily
meaningful
comparisons.
A
decline
in
consumer
demand
for shell
eggs
or
our prepared
foods
offerings
have had,
and in
the
future
may have
,
a
material
adverse impact
our business.
We
believe high-protein
diet trends,
industry advertising
campaigns,
the improved
nutritional
reputation
of eggs and
an increase
in at
-home consumption
of eggs during
the COVID-19
pandemic,
have all
contributed
at one
time or
another
to increased
shell
egg demand.
However,
it is possible that
the demand
for shell eggs will decline
in the future. Adverse
publicity relating
to health
or
safety
concerns
and
changes
in
the
perception
of the
nutritional
value
of
shell
eggs,
changes
in
consumer
views
regarding
consumption
of animal
-based products,
as well as movement
away from
high protein diets,
have had
and in the
future may
have
an adverse
effect
on demand
for shell eggs, which has had
and in the future could
have a material
adverse effect
on our results of
operations
and
financial
condition.
Certain
of our prepared
foods offerings
are generally
subject to changing
consumer trends,
demands
and preferences
as well as
a
modest amount
of seasonality. Trends within
the prepared foods
industry change often,
and failure to
identify and react
to changes
in
these
trends
could
lead
to,
among
other
things,
reduced
demand
and
price
reductions
for
our
prepared
foods
brands
and
products.
We
strive
to respond
to
consumer
preferences
and
social
expectations,
but we
may
not be
successful
in
our
efforts.
Further,
we
could
be
adversely
affected
if
consumers
lose
confidence
in
the
safety
and
quality
of
certain
food
products
or
ingredients,
or the
food
safety
system
generally.
Prolonged
negative
perceptions
concerning
the health
implications
of certain
food products
or ingredients
or loss
of confidence
in the
food safety
system generally could
influence
consumer preferences
and
acceptance
of some
of our
products
and
marketing
programs.
Continued
negative
perceptions
and
failure
to
satisfy
consumer
preferences
could have
a material
adverse
effect
on our sales,
financial
condition
and
results of operations.
Feed costs
are
volatile and
increases
in these
costs
have
had,
and
in the future
may have
,
a material
adverse impact
our
results of
operations.
Feed
costs are
the largest
element
of our
shell egg
production
cost,
typically exceeding
50% of
our total
farm production
costs.
Although feed ingredients,
primarily corn and
soybean
meal, are available from
a number of sources, we do not have control ov
er
the
prices
of the
ingredients
we
purchase,
which are
affected
by weather,
various
global
and
U.S. supply
and
demand
factors,
transportation
and
storage costs,
speculators,
agricultural,
energy
and
trade
policies in
the
U.S.
and
internationally,
and
global
instability,
including
as a result of geopolitical conflicts. For example,
while feed costs declined during fiscal 2026,
we saw higher
prices for corn
and soybean
meal over the last
four fiscal
years as a
result of
weather
-related shortfalls
in production
and
yields,
ongoing
supply
chain
disruptions,
and
geopolitical
conflicts
and
their
impact
on
the
export
markets.
Our
costs
for
corn
and
soybean
meal
are also
affected
by local basis
prices.
Increases
in
feed costs
unaccompanied
by increases
in
the selling
price
of eggs
have had
and in
the future
may
have a
materia
l
adverse
effect
on the
results of
our
operations
and
cash
flow. Decreases
in feed
costs can
lead to
increased
egg production
and
increases in
the egg supply,
possibly
resulting in
lower egg prices
and
lower revenue.
Increases
in
other
input
costs
such
as
packaging
materials,
delivery
expenses,
construction
materials
and
equipment,
including
as
a result
of
inflation
and
tariffs
,
have
had
and
in
the
future
may
have,
a material
adverse
impact
on
our
profitability
.
In addition to
feed ingredient
costs,
other significant
input costs include
costs of packaging
materials and
delivery expenses.
Our
costs
of packaging
materials
increased
during the
past
three fiscal
years due
to inflation
and
higher labor
costs,
and
these
costs
may
continue
to increase.
We
have
also experienced
increases in
delivery expenses
due to
increases
in fuel
and
labor costs
for
both
our
fleet
and
contract
trucking, and
these costs
may
continue
to increase.
Changes
in
U.S.
trade
and
tariffs
policies
have
caused
and
may
continue
to cause
higher costs
for
construction
materials,
equipment,
packaging
and
other items.
Increases
in
these costs
are largely
outside of
our control
and
could have
a material
adverse
effect
on our profitability
and
cash
flow.

Agricultural
risks,
including
outbreaks
of avian
diseases
such
as HPAI,
have harmed
and in
the
future could
harm
our
business.
Our shell
egg production
activities
are subject
to a
variety of
agricultural
risks.
Unusual
or extreme
weather
conditions,
disease
and pests
have had
and in the future may
have a material
adverse effect
on the quality and
quantity
of shell eggs we produce
and
distribute.
HPAI
is
currently
widespread
in
the
wild
bird
population
worldwide.
Outbreaks
of
HPAI
among
poultry
occur
periodically
worldwide,
including
recently
in
the
U.S.,
with
an
increased
risk during
migratory
seasons
for
wild
birds.
HPAI
outbreaks
in
the U.S.
have in the past caused
significant depopulation
of U.S.
commercial
table egg layer flocks, which contributed
to
lower
shell
egg
supplies
and
higher
shell
egg
prices.
For
example,
during
the
third
and
fourth
quarters
of fiscal
2024,
we
experienced
HPAI
outbreaks
within our
facilities
located
in Kansas
and
Texas,
and
in March
of 2026
we
experienced
a HPAI
outbreak
within our
pullet
facility
in Maryland,
resulting in
the depopulation
of approximately
352,000
pullets. For
additional
information,
refer to
Part I. Item 1. Business – HPAI
.
We
maintain
controls
and
procedures
designed
to
reduce
the
risk
of exposing
our
flocks
and
employees
to
harmful
diseases;
however,
despite
these efforts,
outbreaks
of avian
diseases have
occurred and
may
occur, which has
had
and
in the future may
have a material
adverse impact
on the
health of our flocks
and in
the future
could adversely
impact
the health of
our employees.
Continued
or intensified
spread
of HPAI
could
have
a material
adverse
impact
on our financial
results by,
among
other things,
decreasing
revenue,
increasing
costs, increasing
government
restrictions
on the
sale and
distribution
of our
products
,
other new
regulatory
requirements
and
requiring
us to
euthanize
the affected
layers. Negative
publicity
from
HPAI
outbreaks
within
our
industry can
negatively
impact
customer
perception.
If a substantial
portion of our
layers or
production
facilities
are
affected by
any of
these factors
in any
given quarter
or year,
our business,
financial condition,
and results
of operations
could be
materially
and
adversely
affected.
Our shell
eggs, prepared
foods
and egg
products
offerings
are susceptible
to contamination,
and we
may
be required
to,
or we may
voluntarily,
recall
contaminated products.
We sell
food products
for human
consumption, including shell eggs, prepared foods
and egg products, which involves
food safety
risks such
as:
●
food contamination
caused
by disease-producing
organisms
or pathogens,
such as Listeria
monocytogenes,
Salmonella
Enteritidis,
and pathogenic
E Coli., including contamination
caused
by introduction of pathogens
as a result of improper
handling
by
customers
or
consumers
(over
which
we
have
no
control),
or
by
operational
errors
by
suppliers
or
co-
manufacturers
or in our facilities;
●
mislabeling,
including
with respect
to food
allergens;
●
food
spoilage;
●
nutritional
and
health
-related concerns;
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
that might
be
inadvertently
redistributed
or sold by
us. As
such, we might
decide
or be
required
to recall
or withdraw
a product
if we, our customers or regulators believe
it poses a potential
health risk. This has occurred in the past and
may
occur in
the future.
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
insurance will adequately
cover our costs or
can be maintained
in
the future on acceptable terms
or in
sufficient amounts
to protect
us against
losses due
to any
such events,
or at all.
BUSINESS
AND OPERATIONAL
RISK FACTORS
Our acquisition
growth strategy
subjects us
to various
risks.
As discussed in
Part I. Item I. Business – Growth Strategy
,
we plan to
continue to
pursue a growth
strategy that
includes, in part,
selective acquisitions
of other businesses
engaged
in the production
and sale of
shell eggs and
prepared foods,
with a
priority
on
those that
will facilitate
our ability to
expand
our specialty
shell egg and
prepared foods
production
capabilities
in key locations
and markets.
We may over
-estimate or under
-estimate the demand
for specialty shell eggs or our prepared
foods offerings,
which

could
cause
our
acquisition
strategy
to
be
less-than
-optimal
for
our
future
growth
and
profitability.
The
number
of
existing
businesses
with
specialty
shell egg
capacity
that we may
be able
to purchase
is limited.
Conversely,
when
we acquire
specialty
shell egg production
capacity,
which is more expensive to purchase
and operate,
and customer demands
or legal
requirements
for
specialty
shell eggs
were
to change,
any
resulting
lack of
demand
for specialty
shell
eggs
has
and
in
the future
may
result in
higher costs and
lower profitability.
Although
we
had
already
diversified
our
business
with
some
prepared
foods
product
offerings,
our
acquisition
of
Echo
Lake
Foods in the first quarter
of fiscal 2026 represented
a significant expansion
of our strategy to diversify our
product mix
to include
more prepared
foods.
Accordingly,
we have
experienced
and in
the future
may
experience
unexpected
challenges
in integrating
and
managing
the
prepared
foods
businesses
and
brands
that
we
acquire
from
time
to
time.
Integrating
the
prepared
foods
businesses
and
brands
that
we
acquire,
may
be
more
costly
or
time-consuming
than
we
expect.
Even
if
these
businesses
and
brands are
successfully integrated,
we may
not realize the
benefits
we expect
from
the acquisitions,
including the synergies, cost
savings,
reduction
in
earnings
volatility,
strong
management
team,
margin
expansion,
financial
returns,
new
or
expanded
customer and
vendor relationships, or sales or growth opportunities.
Our experience managing
prepared foods
businesses is much
more limited
than
our experience
managing
our shell
egg and
egg products
businesses,
and our
strategy
to diversify our
product
mix to include
more prepared
foods may
not produce
the favorable
financial and
other results
that we
anticipate.
For additional
information
regarding our
acquisitions
and our
strategy to diversify
our product
mix
to include
more prepared
foods,
see Part
I.
Item
1. Business –
Acquisitions
and
Growth Strategy
.
Acquisitions
require capital resources
and can
divert management’s
attention from
our existing business. Acquisitions
also entail
an inherent risk that
we could become subject
to contingent
or other liabilities, including liabilities arising from events or conduct
prior
to
our
acquisition
of a
business
that
were unknown
to
us at
the
time
of
acquisition.
We
could
incur significantly
greater
expenditures
in integrating an
acquired
business than
we anticipated
at
the time
of its purchase.
We
cannot
assure you
that
we:
●
will identify
suitable acquisition
candidates;
●
can
consummate
acquisitions
on acceptable
terms;
●
can
successfully integrate
an
acquired
business into our
operations;
or
●
can
successfully manage
the operations
of an
acquired
business.
No
assurance
can
be
given
that
businesses
we
acquire
in
the
future
will
contribute
positively
to
our
results
of
operations
or
financial
condition.
In addition,
federal
antitrust
laws require
regulatory
approval
of acquisitions
that
exceed
certain
threshold
levels
of significance
or that
could otherwise
negatively
affect
competition,
and we
cannot
guarantee
that such approvals
would
be obtained.
Further, current
or future federal antitrust
regulations may
adversely affect
current operations
or financial
condition
such
as required
divestitures
or spin-offs
of certain
business
or assets
and
limitations
on
the
types or
amounts
of products
we
could produce
.
The
consideration
we pay
in
connection
with any
acquisition
affects
our financial
results.
If we
pay cash,
we could
be required
to
use
a
portion
of
our
available
cash
or
credit
facility
to
consummate
the acquisition.
To
the
extent
we
issue
shares
of
our
Common
Stock, existing stockholders
may
be diluted. In addition, acquisitions
may
result in
additional
debt. Our ability to access
any
additional
capital
that
may
be needed
for an
acquisition
may
be adversely
impacted
by higher interest
rates and
economic
uncertainty.
Disruptions
to
our
production,
supply
chain
or
distribution
operations,
or
to
the
operations
of key
customers
or
sales
channels, could
have a material
adverse effect
our business and
operations.
Our ability
to produce, supply
and distribute
shell eggs
and prepared
foods efficiently
and reliably
is critical
to our success.
Our
operations
depend on the
continued
availability and
effective
functioning
of our
production
facilities, supply chain,
logistics and
distribution
networks, some of
which are supported
by third-party providers.
A significant disruption
to any of these capabilities,
whether due to
operational
failures, labor shortages,
transportation
disruptions, facility outages,
facility upgrades
or other events,
could impair
our ability to meet customer
requirements or
operate
in
a profitable manner
.
For example, Echo Lake
Foods has and
is expected
to
continue
to experience
a temporary
reduction
in production
volumes
and
higher costs,
which
began
late
in
the
second quarter
of fiscal 2026 and
are expected
to be completed in fiscal
2027. We
may
not be able to successfully
complete these
expansion
projects
timely or on
budget,
if at all.
In
addition,
we
rely
on
our
customers
and
established
sales
channels
to
sell
our
products
to
ultimate
consumers.
Disruptions
affecting
a significant customer, distributor,
foodservice
provider, retailer or other sales channel,
including operational
disruptions
or changes in purchasing
or distribution practices,
could result in reduced sales
volumes,
delays in product movement,
or changes
in the
mix of
products sold.
Any
such disruptions
could have
a material
adverse effect
on our results
of operations
and financial
condition.

Our largest
customers
have accounted
for a significant
portion of
our net
sales, and
the loss of,
reduced purchases
by,
or
pricing pressure
from, one
or more
of such
large
customers could
have a material
adverse effect
on our business.
Our top three
customers
accounted
for an aggregate of 43.1%,
49.2% and
49.0% of our net
sales for fiscal
2026,
2025 and
2024,
respectively.
Our
largest
customer,
Walmart
Inc.
(including
Sam's Club),
accounted
for 30.0%,
33.6% and
34.0%
of net
sales
dollars
for
fiscal
2026,
2025
and
2024,
respectively.
Although
we
have
established
long-term
relationships
with
most
of
our
customers
who
continue
to
purchase
from
us based
on our ability
to service
their
needs,
they
are generally
free
to acquire
our
products
from
other
sources.
If, for
any
reason,
one
or more
of
our
large customers
were
to purchase
significantly
less of
our
products in
the future,
terminate
their purchases
from us or
demand
significantly lower
pricing, and
we were not
able to
sell
our
products to
new customers at
comparable
levels, it would have
a material adverse
effect
on our business, financial condition,
and
results of
operations.
The sophistication
and buying power of certain
of our customers,
including
their ability to expand
private-label
offerings,
could adversely
affect
our pricing, margins
and results
of operations.
Certain
of
our
customers,
including
large
retailers,
warehouse
clubs,
foodservice
providers
and
distributors,
are
large
and
sophisticated
and have
significant bargaining
power.
These customers
may
be more capable
of resisting price
increases and may
demand
lower pricing,
increased
promotional
activity,
alternative
pricing
structures,
or
customized
products
and
services.
In
addition,
some of these
customers
have the
scale and
resources
to operate
with
reduced
inventories,
modify sourcing
strategies,
or
develop
and
market
their
own
private
-label or
store-brand
products
that
directly
compete
with
our
branded
and
specialty
offerings.
Shelf space
and product
placement
at retail customers
are not guaranteed,
and customers
may
choose to allocate
shelf
space
to competing
products,
including private-label
or lower-priced
alternatives.
These
risks may
be exacerbated
during periods of
economic weakness,
inflation,
or elevated
food prices,
when
consumers may
trade down to lower-priced
options
,
reduce purchases
of specialty products, or shift
purchases
to private-label offerings.
If we are
unable
to
effectively
respond
to
these
competitive
pressures
through
pricing,
cost
control,
operational
efficiencies,
or
product
innovation,
or
if our
customers
materially
change
their
purchasing
practices
or
expand
competing
private
-label offerings,
our
sales volumes,
profitability
and
results of operations
could be
materially
adversely
affected.
High market prices for
eggs, primarily
caused by HPAI-related
reductions
in supply, have
led to pressure
from customers
to change
long-standing
market-based
pricing frameworks
and/or otherwise
reduce
the price
of our eggs
and may
do so
in the
future.
A
material
change
in our
sales
arrangements
with
key customers
could
have a
material
adverse
effect
on
our revenues,
gross profits
and net income.
Other
reactions
to high
egg prices,
including
by state
or
federal government
agencies, may
also adversely
impact our business.
Market prices
for wholesale
shell eggs have
been volatile
and cyclical
over
time. Market
prices
for eggs
tend to increase
during
and
following outbreaks
of agricultural
diseases
in the
egg
industry
that
reduce the
supply
of
eggs, which
has
occurred
during
HPAI
outbreaks,
until the
supply
and demand
balance
is restored. Some
of our
sales arrangements
with
customers,
particularly
for
conventional
shell
eggs,
are
based
on
formulas
that
take
into
account,
in
varying
ways,
independently
quoted
regional
wholesale market
prices for
eggs. High market
prices for
eggs have led to pressure from customers to change longstanding market-
based pricing
frameworks
and/or
otherwise reduce
the price of
our eggs
and may
do so in the future.
To remain
competitive
and
retain our customers
and gain new ones, we
must consider our
customer relationships
and the reactions
and potential
reactions of
competitors. A material
change in our sales arrangements
with
key customers could have
a material adverse effect
on our revenues
and
gross profits.
Other
reactions
to
high
egg
prices,
including
investigations
or
lawsuits
by
state
or
federal
government
agencies
or
private
plaintiffs,
may
also adversely
impact
our business.
In March
2025,
we received
a civil
investigative
demand
in
connection
with
a
widely
publicized
investigation
by
the
Antitrust
Division
of
the
Department
of
Justice
(“DOJ”)
into
the
causes
behind
nationwide
increases in
egg prices.
We
settled the
case in June
2026, but the
settlement remains
subject to
court approval
which
may
or may
not be
obtained.
Since November
2025,
we
have
been named
as a
defendant,
along with other
egg
producers
and
industry
associations,
in
various
class
actions
that
allege
the defendants
conspired
to
fix the
prices of
conventional
shell eggs
nationwide,
primarily
through
manipulation
of
industry
price
benchmarks,
coordinated
reporting,
and
supply
restrictions,
particularly
during
the
2022
avian
flu outbreak.
In addition,
persistent high
egg prices
may
cause
some consumers
to purchase
fewer
eggs.
Persistent
high-price
cycles,
investigations
and
lawsuits
may
also
increase
attention
on the
egg
industry,
and
the
Company
specifically,
by
state
and
federal
government
agencies
or
plaintiffs,
which
may
lead
to
additional
government
investigations
,
lawsuits or
related activities,
including
but not limited
to the adoption
of new regulations.
For further discussion,
see Part I. Item 3. Legal Proceedings below and
Part II. Item 8. Notes to the Consolidated Financial
Statements,
16 - Commitments
and Contingencies
.
The
potential
impacts
of
these
reactions
on
our
business
are
unclear,
unpredictable
and
may
divert
our
resources
and
attention
from
our core business
activities, which may
have
a material
adverse
effect
on our business.

Our business
is highly competitive.
The production
and
sale of
fresh shell eggs, which
accounted
for 84.6% to 94.3%
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
or
scale operating
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
,
profitability
and market
share could be adversely affected.
We
are dependent
on our
management
team, and
the loss
of any
key member
of this
team may
have a
material
adverse
effect
on the implementation
of our business
plan in a
timely manner.
Our success
depends
largely upon
the continued
service of
our
senior management
team
and the recruitment
of additional
team
members
as
we
grow.
The
loss
or
interruption
of
service
of
one
or more
of
our
key
executive
officers
could
have
a
material
adverse
effect
on our ability
to manage
our operations
effectively
and/or
pursue our
growth strategy.
We
have
not entered
into
any
employment
or non
-compete
agreements
with
any
of our
executive
officers.
Competition
could
cause
us to
lose
talented
employees,
and
unplanned
turnover
could deplete
institutional
knowledge.
Increased
competition
for employees
has, and
may
continue
to, result in increased
costs.
Our
business
is
dependent
on
our
information
technology
systems
and
software,
and
failure
to
protect
against
or
effectively
respond to cyber
-attacks,
security
breaches,
or
other incidents
involving
those
systems, could
adversely affect
day-to-day
operation
s
and
decision
making
processes
and
have
a
material
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
Cyber
-attacks
are becoming
more
sophisticated
and
are
increasing
in
the
number of
attempts
and frequency
by groups and
individuals with
a wide
range of
motives.
We
have experienced
and expect
to
continue
to experience
attempted
cyber
-attacks
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
or financial
results could
be negatively
impacted
by cybersecurity
incidents at
their businesses.
Additionally,
future or past business transactions
(such as acquisitions or integrations) have
exposed and
in
the future may
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
in damage
to our reputation
and our
relations
with our
customers
or employees.
Any
such damage
or interruption
could have a
material
adverse
effect
on our business.

Technology
and
related
business
and
regulatory
requirements
continue
to change
rapidly.
Failure
to
update
or replace
legacy
systems
to
address
these
changes
could
result
in
increased
costs,
including
remediation
costs,
system
downtime,
third
party
litigation,
regulatory actions
or cyber security
vulnerabilities
which could
have
a material
adverse
effect
on our business.
We
are currently
implementing
a new
enterprise
resource
planning
(“ERP”) system,
and difficulties
with this
transition
could have a
material
adverse effect
on our business
.
We are
in the process of replacing
and modernizing
our core financial and
operational systems
through a new ERP platform.
This
implementation
is a complex,
multi-phase
project
that
has
and
will require
significant
investment
of time,
capital,
and
internal
resources.
There
can be
no assurance
that the ERP
system will
be implemented
on the
expected
timeline,
within
budget
or with
the intended
functionality.
Challenges
associated
with the ERP
transition
,
including
data
conversion issues,
system integration
problems, process
redesign,
user adoption
difficulties, or disruptions to existing operations
could impair our ability to process transactions
,
manage our supply
chain
and
human
resources,
produce
accurate
and
timely
financial
reports,
maintain
effective
internal
controls
over
financial
reporting or otherwise
disrupt our business
operations
.
The implementation
may also divert management
’s attention
from normal
business
operations.
If we are
unable to successfully complete
the ERP implementation,
or if
unexpected
issues arise
during the transition, our business,
financial
condition,
results of operations,
and
internal control
environment
could be
materially
adversely
affected.
Labor
shortages
or
increases
in
labor
costs
have
had
and
in
the
future
could
have
a
material
adverse
impact
on
our
business
and results
of operations.
Our
success
is
dependent
upon
recruiting,
motivating,
and
retaining
staff
to operate
our
production
facilities.
Approximately
80.7% of
our employees
are paid
at hourly
rates, often
in entry
-level positions.
While all
our
employees
are paid at
rates above
the federal
minimum
wage requirements,
any
significant
increase
in
local, state
or federal
minimum
wage requirements
could
increase our
labor costs.
In addition,
any regulatory
changes
requiring us
to provide
additional
employee benefits
or mandating
increases in
other employee
-related costs,
such as unemployment
insurance or workers
compensation,
would increase
our costs.
A
shortage
in the
labor
pool,
which may
be caused
by competition
from
other employers,
the
remote
locations
of many
of our
production
fac
ilities, decreased
labor
participation
rates
or
changes
in
government
-provided
support
or
immigration
laws
or
policies,
particularly
in
times
of lower
unemployment,
has
had
and
in the future
could
have
an
adverse
material
effect
on our
business and
results of operations. A shortage of labor available
to us could cause our production facilities
to operate with reduced
staff,
which could negatively
impact
our production
capacity
and efficiencies. In
fiscal 2025
and 2026,
labor wages continued
to
rise due
to
inflation
and
low unemployment.
Any significant labor
shortages
or increases
in our
labor costs
has
had,
and
in the
future
could have,
a material
adverse
effect
on our results of
operations.
We
also rely
on third-party
suppliers
for the
provision
of contingent
workers,
and
our failure
to
effectively
manage
our use of
such contingent
workers
could increase
our costs and
adversely affect
our results of operations.
We
may
be subject to shortages,
oversupply,
or fixed
contractual
terms relating
to contingent
workers.
Our
ability
to manage
the size and
cost
of our
contingent
workforce
may
be subject
to additional
constraints
imposed
by local laws.
Global or regional
health crises
,
including pandemics
or epidemics
,
could have a material
adverse impact
on our business
and operations.
The
effects
of
global
or
regional
pandemics
or
epidemics
have
had
and
in
the
future
may
have
a
significant
impact
on
our
operations.
Although
demand
for
our
products
could
increase
as
a
result
of
restrictions
such
as
travel
bans
and
restrictions,
quarantin
es, shelter-in-place orders, and
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
the U.
S., to
require
companies
that
supply food
products
to operate
their businesses
in
a manner
that
treats animals
in conformity
with certain
standards
developed or approved
by these
groups. In general,
we may
incur additiona
l
costs if
we conform
our practices
to address
any of these
standards
or to defend
our existing practices
to protect
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
of cage
-free egg sales in the
future, subject
in most cases
to availability
of supply,
affordability
and consumer
demand,
among
other contingencies.
While we
anticipate
that our retail and foodservice customers
will
continue to transition
to selling cage-free eggs given publicly stated
goals,
there
is no
assurance
that
this transition
will
take
place or
take
place according
to
the
timeline of
current
cage-free
goals. For
example,
customers may
accelerate
their transition to stocki
ng cage-free eggs,
which may
challenge our ability to
meet the cage-
free
volume
needs of
those customers
and
result in
a loss
of shell
egg sales.
Similarly,
customers
who
commit
to stock
greater
proportional
quantities of cage
-free eggs are under no
obligation to continue to do so, which
may
result in an oversupply of cage-
free
eggs
and
result
in
lower
specialty
shell
egg
prices,
which
could
reduce
the
return
on
our
capital
investment
in
cage-free
production.
In addition,
on July
9, 2025,
the DOJ
filed a
lawsuit
against
the State
of California
alleging that
California’s
cage-
free laws
“impose
burdensome
red tape on the
production
of eggs
and poultry products
nationally
in violation of
the Supremacy
Clause of the U.S.
Constitution”
and lead to higher egg prices
for U.S. consumers.
Although
this lawsuit was dismissed
in March
2026,
potential
similar
future
litigation
could
further
complicate
and
the
cage-free
egg
landscape
and
affect
our
ability
to
successfully
navigate
these issues.
Changing
our
infrastructure
and
operating
procedures
to
conform
to
consumer
preferences,
customer
demands,
laws
and
challenges to
these laws has resulted and
will continue to result in
additional
costs, including capital and
operating cost increases.
In response
to our
customers’
announced
goals and
increased
legal requirements
for
cage-free
eggs, we
have
increased
capital
expenditures
to
increase
our
cage-free
production
capacity.
We
are
also
enhancing
our
focus
on
cage-free
capacity
when
considering
acquisition
opportunities.
Our
customers
typically
do
not
commit
to
long-term
purchases
of specific
quantities
or
type
of eggs
with us,
and as
a result,
we
cannot
predict with any
certainty
which types
of eggs
they
will require
us to
supply
in
future periods.
The production
of cage
-free eggs is more
costly
than
the production of
conventional
shell eggs,
and these higher
production
costs contribute
to the prices
of cage-free eggs,
which historically
have typically
been higher
than
conventional
shell
egg prices.
Many
consumers prefer to buy less expensive
conventional
shell eggs. These consumer
preferences, in addition
to the
regulatory landscape,
may
in turn influence
our customers’
future
needs for
cage-free and
conventional
shell eggs. Due
to these
uncertai
nties, we may
over-estimate
future
demand
for cage
-free eggs, which could increase our
costs unnecessarily,
or we may
under-estimate
future
demand
for cage
-free eggs, which
could harm
us competitively.
If our
competitors
obtain non
-cancelable
long-term
contracts to provide cage
-free eggs to our existing
or potential
customers, then there
may
be decreased demand
for our
cage-free
eggs
due
to
these
lost
potential
sales.
If
we
and
our
competitors
increase
cage-free
egg
production
and
there
is
no
commensurate
increase in demand for cage-free eggs, this overproduction
could lead to an oversupply of cage
-free eggs, reducing
the sales
price for
specialty
shell eggs and
our return on
capital
investments
in cage-free production.
Failure
to
comply
with
applicable
governmental
regulations,
including
environmental
regulations,
could
harm
our
operating results,
financial
condition,
and reputation.
Further,
we may incur significant
costs to comply with
any current
or future
regulations.
We
are
subject
to
federal,
state
and
local
regulations
relating
to
grading,
processing,
packaging,
quality
control,
distribution,
advertising,
labeling, sanitary
control, food
safety,
storage, waste disposal,
and other areas
of our business and
may
be subject to
additional
regulations in
the future.
As a fully-integrated
shell egg producer,
our shell
egg facilities
are subject
to regulation
and
inspection
by the
USDA, OSHA,
EPA
and FDA,
as well as
state and
local
health and
agricultural
agencies,
among
others.
Our
shell egg production
and feed
mill facilities as well as our
prepared foods
operations
are subject
to FDA, USDA,
EPA
and OSHA
regulation
and
inspections,
as applicable.
In
addition,
rules
are often
proposed
that,
if adopted
as proposed,
could increase
our
costs.
Further,
the marketing,
labeling and
advertising
of our products
are subject
to extensive
regulation under
federal,
state and
local
laws, including consumer
protection laws. We
make
statements in our marketing, labeling and
advertising regarding, among
other
things,
product
attributes,
nutritional
content,
sourcing
practices,
animal
welfare
standards
and
sustainability
characteristics.
These
statements
may
be
challenged
as
false,
misleading
or deceptive.
Changes
in legal or
regulatory
requirements,
including

with
respect
to
nutrition
facts,
allergen
disclosures,
serving
size
standards,
front
-of-pack
labeling,
ingredient
or
packaging
restrictions,
or marketing practices,
or differing
or evolving enforcement
priorities, may
increase our compliance
costs or require
changes to
our products,
packaging
or marketing
practices. Failure, or
a
perceived failure,
to comply
with applicable
regulations
could subject
us to civil
penalties, injunctions,
product relabeling,
recalls or withdrawals,
loss of necessary
approvals
or permits,
loss
of customers
or
damage
to
our
reputation,
any
of
which
could
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
i
s
possible that
we will be required to
incur significant
costs for
compliance
with existing and
future
laws and
regulations.
Events
beyond
our
control,
such
as
extreme
weather,
natural
disasters
and
changing
climate
conditions,
and
legal
or
regulatory
responses
may have
a material
adverse impact
on our business
and results
of operations.
Extreme
weather events,
such as
derechos, wildfires,
drought, tornadoes,
hurricanes,
other storms,
excessive cold
or heat, floods
or other natural
disasters, as well
as other events
beyond
our control, such
as bioterrorism,
water rights restrictions
and other
fire
events, some of which
have in the past and
in
the future could have
a material adverse
effect
on our operating results and financial
condition.
Such events have,
and in the
future may,
among
other things, cause
one or more
of the following:
impair
the health or
growth of our flocks, decrease production
or availability of feed ingredients, or interfere with our operations due to power outages,
fuel shortages,
discharges
from overtopped
or breached
wastewater treatment
lagoons, damage
to our production
and processing
facilities,
labor shortages
or disruption of
transportation
channels.
Increased
global temperatures
and more
frequent
occurrences
of extreme
weather
events
may
cause crop
and livestock
areas to
become unsuitable,
including due to water scarcity
or high or unpredictable
temperatures,
which may result in much greater stress
on
food
and
water systems
and
more
pronounced
food
insecurity
globally.
Lower global
crop
production,
including
corn
and
soybean
meal, which are
the primary
feed
ingredients
that
support
the health
of our
animals,
may
result in
significantly
higher
prices for
these commodity
inputs, impact our
ability to source the
commodities
we use to feed our
flocks, and
negatively impact
our
ability
to maintain
or grow
our
operations.
Changing
climate
conditions
may
increasingly
expose
workers
and
animals
to
high heat
and humidity
stressors that adversely impact
poultry production
and our costs. Increased greenhouse
gas emissions may
also
negatively
impact
air
quality,
soil
quality
and
water
quality,
which
may
hamper
our
ability
to
support
our
operations,
particularly
in higher water
-
and
soil-stressed regions.
Increasing
frequency
of severe
weather
events may
negatively
impact
our ability to
raise poultry
and produce
eggs profitably
or
to operate
our
transportation
and logistics
supply
chains. These
changes
may
cause
us to change,
significantly,
our
day
-to-day
business
operations
and our
strategy.
Changing climate
conditions
and extreme
weather
events
may
also impact demand
for our
products given
evolution of consumer
food preferences.
Even if we take
measures
to position our business in anticipation
of such
changes, compliance
with current and future legal or regulatory
requirements may
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
may
also be adversely
impacted.
Current
and future litigation
and other
legal matters could
expose us to significant
liabilities and
have a material
adverse
effect
on our business
reputation.
We
and
certain
of
our
subsidiaries
are
involved
in
various
legal
proceedings
and
other
legal
matters.
Litigation,
government
investigations
and
other
legal
matters
are
inherently
unpredictable
and
costly,
and
although
we
believe
we
have
meaningful
defenses
in
these
matters,
we
may
incur
liabilities
due
to adverse
judgments
or penalties
or
we
may
enter into
settlements
of
claims, which could
have a material
adverse effect
on our results
of operations, cash
flow and financial condition.
For a discussion
of
our
ongoing
legal
proceedings
see
Part
I. Item
3.
Legal
Proceedings
below
and
Part
II.
Item
8. Notes
to
the
Consolidated
Financial
Statements,
Note 16 - Commitments and Contingencies
.
Such
lawsuits,
investigations
and
other
legal
matters
are
expensive to
respond to and
defend, divert management’s
attention, and
may result in significant adverse
judgments,
penalties
or
settlements.
In addition, legal proceedings
may
expose us to negative
publicity,
all of which
could have a material
adverse effect
on our business,
financial
condition,
result of operations,
reputation
and
customer
preference
for our products
and
brands.

FINANCIAL
AND ECONOMIC
RISK FACTORS
Economic
conditions,
including
inflation
and interest rates,
could
negatively
impact our business.
Economic
conditions,
including inflation
and
interest rates,
may
adversely
affect
our business by:
●
Limiting our
access
to capital
markets
or increasing the cost
of capital
we may
need to
grow or operate
our business;
●
Changing consumer
spending and habits
and demand for eggs, particularly higher-priced eggs,
as well as prepared foods;
●
Restricting
the supply
of energy
sources or increasing
our
cost to
procure energy;
or
●
Reducing the availability
of feed ingredients, packaging
material, and
other raw materials, or increasing
the cost of these
items.
Deterioration
of economic
conditions
could also
negatively
impact:
●
The financial
condition
of our
suppliers, which may
make
it more difficult
for them
to supply
raw materials;
●
The financial
condition
of our
customers, which
may
decrease demand
for eggs and
prepared foods
or increase our
bad
debt expense; or
●
The
financial
condition
of our
insurers,
which
could increase
our
cost to
obtain
insurance,
and/or
make
it difficult
for
our insurers
to meet
their obligations in
the event
we experience a
loss due to an
insured peril.
According
to
the
U.S.
Bureau
of
Labor
Statistics,
from
June
2021
to
June
2022,
the
Consumer
Price
Index
for
All
Urban
Consumers
(“CPI-U”)
increased
9.1%,
the
largest
12-month
increase
since
the
period
ending
December
1981.
The
CPI-
U
increased
3.3%,
2.4% an
d
4.2% annually
from
May 2023
to May
2026.
Inflationary
costs have increased
our
input costs,
and if
we are
unable
to pass
these costs
through to
the customer
it could have
a material
adverse
effect
on our business.
We
hold
significant
cash
balances
in deposit
accounts
with
deposits
in
excess
of
the amounts
insured
by
the
Federal
Deposit
Insurance
Corporation
(“FDIC”). In
the event of a bank
failure at an institution where we
maintain
deposits in excess of the FDIC-
insured
amount,
we may
lose such excess
deposits.
The
loss
of
any
registered
trademark
or
other
intellectual
property
could
enable
other
companies
to
compete
more
effectively
with us.
We
utilize
intellectual
property
in
our
business,
including
trademarks,
copyrights
and
trade
secrets.
For
example,
we
own
the
trademarks
Farmhouse
Eggs
®, 4Grain ®, Sunups ®,
Sunny
Meadow®,
Van
’s®,
and
Crepini®.
We
produce
and
market
Egg-
Land’s
Best
®
and
Land
O’
Lakes
®
under
license
agreements
with
EB.
We
have
invested
a
significant
amount
of money
in
establishing
and promoting
our trademarked
brands. The loss or expiration of any intellectual property
could require
us to rebrand
or discontinue affected
products, reduce sales volumes, or incur additional
costs and may
enable our competitors to compete
more
effectively
with
us by
allowing
them
to
make
and
sell products
substantially
similar
to
those
we
offer.
This
could
negatively
impact
our ability to produce and
sell those products, thereby having a material
adverse effect
on our business,
financial condition
and
results of operations
.
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
As of May 30, 2026, we had
$97.1 of goodwill.
While we believe the
current carrying
value of
this goodwill
is
not impaired,
future
goodwill
impairment
charges
could
have
a material
adverse
effect
on
our
results
of
operations
in
any
particular
period and
our net worth.
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
have a material
adverse effect
on the
market price
of our Common
Stock.
The sale
or availability
for sale of
substantial
amounts
of our Common
Stock could
adversely
impact
the price
of our
Common
Stock. Our
Fourth Amended
and Restated
Certificate of Incorporation
authorizes us to issue 120,000,000
shares of our Common
Stock
and
10,000,000
shares
of
preferred
stock.
As
of
July
22,
2026,
there
were
46,917,080
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
Stock or preferred
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
geopolitical
conflicts,
incidents
of
terrorism,
pandemics
or responses to
such events;
●
changes
in
the
competitive
landscape
for
our
business,
including
any
changes
resulting
from
industry
consolidation
whether or
not involving
us;
●
our liquidity
position;
●
future
sales of
our Common
Stock;
●
any
changes
in our dividend policy
or share repurchase
program;
and
●
other risks,
including those
described in
this Risk Factors
section.
The
actual
timing,
number
and
value
of
shares
repurchased
under
our
share
repurchase
program
will
be
determined
by
management
in
its
discretion and
will
depend on a number
of factors, including but not limited to,
the market
price of our
Common

Stock and
general market
and economic
conditions.
The share
repurchase
program may
be suspended,
modified
or discontinued
at
any
time without
prior notice.
ITEM 1B.
UNRESOLVED
STAFF
COMMENTS
None.
ITEM 1C.
CYBERSECURITY
Risk Management
and Strategy
We
understand
the importance
of cybersecurity
and its
role in
the success
of the
Company.
Our business
operations
depend on
the effective
use of
our information
systems
in order to
properly
serve our
customers,
manage
our business and
track and
report
our
financial
results.
Our
information
technology
team
considers
risks
from
cybersecurity
threats
in
the
implementation
and
execution
of
our
business
processes.
We
consider
and
assess
the
risks
from
cybersecurity
threats
as
part
of
our
overall
risk
assessment
process
using the National
Institute
of Standards
and
Technology
(“NIST”) Cybersecurity
Framework.
In order to identify, assess
and manage material
risks
arising from cybersecurity
threats, we maintain
internal resources to monitor
and quickly
respond
to such
threats. We
perform vulnerability
scans and
penetration
testing designed
to test the effectiveness
of
our
security
practices.
We
engage
third
-party
service
providers
to
assist
in
the
evaluation
of
our
internal
controls
over
our
information
systems
through audit
and
consulting services
to
test the
design
and
operational
effectiveness
of security
controls.
We
continually monitor
our systems to detect and
identify cybersecurity
threats. Prior to contracting
with third-party
vendors,
we
perform risk assessments
of the vendors
and require the
vendors to manage
cybersecurity risks to our business
operations
as well
as
notify
us of
any
potential
or
known
cybersecurity
risks.
We
also
require
our
employees
to
complete
training
programs
to
increase
their
awareness
of and
sensitivity
to
cybersecurity
threats.
These
training
programs
include
the
identification
of
such
threats
and
the proper
responses
to a
potential
cybersecurity
beach
that
aligns with our adopted
processes.
The Company
has developed
a response process in the event of a cybersecurity
incident.
The process includes
the cooperation of
the information
technology
team
and our
management
team
to properly
detect
and
respond
to these
incidents.
These responses
include
determination
of
the
potential
impact
and
materiality
of
the
incident,
potential
disclosure
and
litigation
matters,
and
mitigation
of
actual
or
potential
damage
to
our
systems
or
reputation
arising
from
the
incident.
Mitigation
measures
are
implemented
to respond to any
potential cybersecurity
breach in order to continue
to effectively
serve our customers
and conduct
our
operations
with
as
little
interruption
as
practicable.
The
information
technology
team
reviews
the
response
process
periodically
to ensure
that
it is
designed
to be effective
and
to encompass
current or new cybersecurity
threats.
As of July 22, 2026, we are
no
t aware of any risks from cybersecurity threats, including as a result of prior cybersecurity incidents,
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
Officer
and
a Board
member
since 2018
and
has
over 40
years of
risk management
experience.

ITEM 2.
PROPERTIES
Our corporate
headquarters
is
located in Ridgeland,
Mississippi. We
operate
numerous
production, manufacturing
and processing
facilities,
as well as maintain
administrative
offices through
out 22 states. We
believe that
all of our facilities are
well maintained
and suitable for current use. We
continue to invest in our facilities
with a focus on expanding
capacity
specifically within prepared
foods
and
specialty
shell eggs as well as regular maintenance
and
cost-reduction
projects.
The
table
below
provides
summary
information
about
the
primary
operational
facilities we
use
in our
business
by
reportable
segment
as of
May
30, 2026
.
Many
of
our
facilities are
utilized by
both
our
Conventional
Shell Egg and
Specialty
Shell Egg
segments
and it is not practical to assign to just one
segment. Therefore,
we have identified
below certain of our facilities
as being
utilized by
both
our Conventional
Shell Egg and Specialty
Shell Egg segments
.
Facility Type Quantity (a) Primary Segment(s) Capacity (b)
Breeding Facilities 2
Conventional
and
Specialty
Shell Egg
House up to 215,000 hens
Hatcheries 2
Conventional
and
Specialty
Shell Egg
Hatch
up to
712,600
chicks per week
Pullet Facilities 38
Conventional
and
Specialty
Shell Egg
House
up to
15.5 million pullets
Shell Egg
Production
51
Conventional
and
Specialty
Shell Egg
House
up to
57.0 million layers
Shell Egg
Processing
and
Packaging
52
Conventional
and
Specialty
Shell Egg
Processes approximately
702,600
dozen
shell eggs per
hour
Feed Mills 29
Conventional
and
Specialty
Shell Egg
Production
capacity
of 1,100
tons of
feed
per hour
Food Manufacturing 5
Prepared
Foods
Production
capacity
of 25,700
pounds
per
hour
(a)
We
own
and
operate
all
of these
facilities.
The
table
does
not
include
idled
facilities
or contract
production
and
growers. Included
in Food Manufacturing
is our facility owned by our
majority
-owned joint venture Crepini Foods.
(b)
Capacity
is not
an
indication
of
production
rates.
Utilization
of
capacity
varies by
facility
based
on
the
level
of
demand
for products
produced
at
each
facility.
As of
May
30,
2026
,
we
owned
approximately
34.2 thousand
acres
of
land.
There
are
no
material
mortgages
or liens
on
our
properties.
ITEM 3.
LEGAL PROCEEDINGS
Refer to
the description
of certain legal
proceedings under
Part II.
Item 8.
Notes to the
Consolidated
Financial
Statements,
Note
16 – Commitments and Contingencies
, which discussion is incorporated
herein by reference.
ITEM 4.
MINE SAFETY
DISCLOSURES
Not applicable.
PART
II.
ITEM
5.
MARKET
FOR
REGISTRANT’S
COMMON
EQUITY,
RELATED
STOCKHOLDER
MATTERS
AND
ISSUER
PURCHASES
OF EQUITY SECURITIES
Our
Common
Stock
trades
on
the
Nasdaq
Global
Select
Market
under
the
symbol
“CALM”.
At
July 14,
2026,
there
were
approximately
243 record holders
of our
Common
Stock and approximately
138,539
beneficial
owners whose shares
were held
by nominees
or broker dealers.
Dividends
The
Company
has
a variable
dividend
policy
adopted
by the
Board. Pursuant
to
the
policy,
the Company
pays
a dividend
to
stockholders
of its
Common
Stock on
a quarterly
basis for
each quarter
for
which the
Company
reports net
income
attributable
to
Cal
-Maine Foods,
Inc.
computed
in accordance
with generally
accepted
accounting
principles
(“GAAP”)
in the
U.S.,
in an
amount
equal to one
-third (1/3)
of
such quarterly
net income.
Dividends
are
paid
to
stockholders
of
record
as of
the 60th
day
following the
last day
of such quarter,
except for
the fourth fiscal
quarter.
For the fourth
quarter, the
Company
pay
s
dividends to
stockholders
of
record
on the
65th
day
after
the quarter
end. Dividends
are payable
on the
15th
day
following the
record
date.

Comparison of 5 Year Cumulative Total Return
$375
$325
$275
$225
$175
$125
$75
$25
5/28/2021
5/27/2022
6/2/2023
5/31/2024
5/30/2025
5/29/2026
Cal-Maine Foods, Inc.
Russell 2000 Total Return
S&P Comp 1500 Food Products Industry Index

Following a quarter
for which the
Company
does not report net income
attributable
to Cal-Maine
Foods,
Inc., the Company
will
not pay
a dividend for
a subsequent
profitable quarter
until the Company
is profitable on
a cumulative
basis computed
from the
date
of the
last quarter
for which
a dividend
was
paid. In
accordance
with our variable
dividend
policy,
we will
not pay
a cash
dividend
to
holders
of
our
Common
Stock with
respect
to
our
fourth
quarter
of fiscal
2026,
and
will
not pay
a dividend
for a
subsequent
profitable quarter
until the Company
is
profitable
on a cumulative
basis computed
from the date
of the last quarter
in
which a dividend was
paid. At the end of the fourth
quarter of fiscal 2026, the amount
of cumulative losses to be recovered before
payment
of any
future
dividends
under our
variable
dividend policy
was $35.9
million.
Under
the Company's
Credit Facility,
dividends
are restricted
to
the amount
permitted
under the
Company’s
current dividend
policy,
and
may
not be
paid
if a
default
exists or
will
arise after
giving
effect
to the
dividend
or
if
the sum
of
cash
and
cash
equivalents
of the
Company
and
its subsidiaries plus availability
under the
Credit Facility equals
less than
$50 million.
Stock Performance
Graph
The
Company
utilized
the
(i)
Russell
2000
Total
Return,
and
(ii)
S&P
Composite
1500
Food
Products
Industry
Index
to
benchmark
the Company’s
total
shareholder
return. The Company
is a member
of each
of these
indexes and
believes the other
companies
included in these
indexes provide
products
and services
similar to
the Company
.
The graph presents
cumulative
total
shareholder
return and
assumes
$100
was invested
on May
28, 2021
in the stock
or index and
dividends were reinvested.
May
28, 2021
May
27, 2022
June 2, 2023
May
31, 2024
May
30, 2025
May
29, 2026
Cal
-Maine Foods,
Inc.
$ 100.00 $ 138.27 $ 150.19 $ 201.88 $ 337.66 $ 276.80
Russell
2000
Total
Return
100.00 84.13 82.89 95.13 96.26 137.73
S&P Composite
1500
Food
Products Industry
Index
100.00 107.14 113.16 103.03 95.52 93.33

Issuer Purchases
of Equity
Securities
The following
table
is a summary
of our
fourth
quarter
2026
shares repurchases:
Issuer Purchases
of Equity
Securities
Total
Number of
Maximum
Approximate
Shares
Purchased
Dollar
Value
of
Total
Number
Average
as Part
of Publicly
Shares
that May Yet
of Shares Price Paid
Announced
Plans
Be Purchased
Under
Period Purchased (a) per Share or Programs
the Plans
or Programs
(b)
3/1/26 to 3/28/26 — $ — — $ —
3/29/26 to 4/25/26 239,936 76.15 239,770 332,583,260
4/26/26 to 5/30/26 156,313 75.85 156,313 320,726,332
396,249 $ 76.03 396,083 $ 320,726,332
(a)
As permitted
under our Amended and Restated 2012 Omnibus Long
-Term Incentive Plan, 166 shares were withheld
by us to
satisfy tax
withholding
obligations
for
an employee
in connection
with the
vesting
of restricted
common
stock.
(b)
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
2026.
ITEM 6.
RESERVED
ITEM
7.
MANAGEMENT’S
DISCUSSION
AND
ANALYSIS
OF
FINANCIAL
CONDITION
AND
RESULTS
OF
OPERATIONS
RISK FACTORS;
FORWARD-LOOKING
STATEMENTS
For
information
relating
to
important
risks
and
uncertainties
that
could
materially
adversely
affect
our
business,
securities,
financial
condition
,
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
Cal
-Maine Foods,
Inc. (“Cal
-Maine
Foods,”
the
“Company,”
“we,” “us,”
“our”)
is the
largest
egg company
in the
U.S.
and a
leading
player in
the
egg-based
food
industry,
headquartered
in Ridgeland,
Mississippi.
With
a strong
national
footprint,
Cal-
Maine Foods
provides nutritious,
affordable,
and sustainable
protein to millions of households
every day.
In fiscal 2026, we sold
approximately
1.2 billion
dozen
shell
eggs.
Our
total
flock
as
of
May
30,
2026
of
approximately
50.0
million
layers
and
14.5 million
pullets and
breeders is the
largest in the
U.S.
The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder
—from
conventional
to
specialty,
including
cage-free,
nutritionally
enhanced,
organic,
brown,
pasture
-raised
and
free-range
eggs—serving
both
retail
and
foodservice
customers
nationwide.
Cal
-Maine
Foods
also
participates
in
the
growing
prepared
foods
sector,
with
offerings
such
as
pre-cooked
egg
patties,
omelets,
folded
and
scrambled
egg
formats,
hard
-cooked
eggs,
pancakes,
waffles,
and
specialty
wraps.
Our
branded
portfolio includes
Eggland’s
Best®,
Land O’Lakes®,
Farmhouse
Eggs®,
4Grain®,
Sunups®,
Van’s
®, MeadowCreek
Foods®,
and
Crepini®.
We sell
our products to a diverse group
of customers, including
national
and regional grocery store chains, club stores,
companies
servicing independent
supermarkets
in the
U.S.,
and foodservice
distributors
serving restaurants,
convenience
stores,
healthcare

and education
facilities, and
hotels
throughout
the majority
of the
U.S. and
aim to
maintain
efficient,
state
-of-the-art
operations
located
close to our customers.
Our
strategy
includes
three
primary
priorities:
expanding
specialty
shell eggs
and
prepared
foods,
pursuing disciplined
growth
through acquisitions
and leveraging
our scale, vertical
integration,
operational
excellence and financial
strength.
Throughout
our
history, we
have acquired
other businesses in our industry. Since
1989, we have acquired
and integrated
28 businesses, and within
the last
2 fiscal
years, we
have made
various acquisitions
aimed
at furthering
our
growth strategy.
For further
discussion
of
our
acquisitions,
refer to
Part I. Item 1. Business – Acquisitions
.
Our fiscal year end is
the Saturday
closest to May 31. The fiscal years
2026, 2025 and
2024 each included 52 weeks. All
references
herein to
a fiscal
year
means
our fiscal year
and
all references to
a year
mean
a calendar
year.
Our operating results are materially
impacted
by market
prices for
eggs and feed grains (corn and soybean
meal), which
are highly
volatile, independent
of each other, and
out of our control. Generally,
higher market
prices for eggs have
a positive impact
on our
financial results
while higher
market
prices for
feed grains
have a
negative impact
on our financial
results. Our
pricing for
shell
eggs
is
negotiated
with
our
customers
on
individual
terms.
We
sell
our
shell eggs
at
prices
based
on
formulas
that
take
into
account,
in
varying ways, one of the independently
quoted regional wholesale market prices for shell eggs, our costs of production, such as grain-based and
variations
of cost-plus arrangements, or hybrid models including cost of production and wholesale market
prices.
Almost
all
of
our
conventional
shell
eggs
are
priced
and
sold
under
market
-based
pricing frameworks
or
the
hybrid
models
described above,
split almost evenly between such frameworks.
The majority
of our specialty shell eggs are
priced and sold under
frameworks
that are based
on cost of production, although
we do have
some customers
that prefer market
-based pricing for
cage-
free
eggs. As
a result,
specialty
shell egg
prices
typically do
not fluctuate
as much
as conventional
shell egg prices.
We
do not
sell eggs
directly to
consumers
or set the
prices at which eggs
are sold to
consumers.
Retail sales of
shell eggs historically
have been
highest during
the fall and winter
months
and lowest during
the summer
months.
Prices for
shell eggs
fluctuate
in response to
seasonal
demand
factors and
a natural
increase in
egg production
during the
spring
and early
summer.
Historically,
shell egg
prices tend
to increase
with the
start of the
school
year and
tend
to be highest
prior
to
holiday
periods,
particularly
Thanksgiving,
Christmas
and
Easter.
As
a
result,
we
have
historically
experienced,
and
may
experience
in the
future,
lower shell
egg selling
prices,
sales
volumes
and
shell egg
sales (and
have
incurred, and
may
incur in
the future, net
losses)
in our first
and fourth
fiscal quarters
ending in August/September
and May/June,
respectively.
Becaus
e
of
the seasonal
and quarterly
fluctuations,
comparisons
of our sales and
operating
results between different
quarters
within a single
fiscal year
are not
necessarily meaningful
comparisons.
Our
industry
has
been greatly
impacted
by several
outbreaks
of HPAI
in recent
years.
Following the
HPAI
outbreaks
in 2015,
there were no
reported
significant outbreaks
of HPAI
in the commercial
table
egg layer flocks
until February
through December
2022.
Thereafter,
there
were no HPAI
cases affecting
commercial
layers
until November
2023.
Since 2023,
outbreaks
of HPAI
have continued
to occur in
U.S. poultry flocks.
In 2024 and
2025, 40.2 million and 45.2 million commercial layer hens
and pullets
were
depopu
lated
due to
HPAI,
respectively.
To
date
in 2026,
through July
20,
2026,
19.2
million layer
hens and
pullets have
been depopulated
due to
HPAI.
An important
competitive
advantage
for Cal
-Maine Foods
is our ability to
meet
our customers’
evolving needs
with
a favorable
mix of
branded
and
private
-label products
of conventional
and
specialty
shell eggs,
including
cage-free, nutritionally
enhanced,
organic,
brown, pasture
-raised and
free-range eggs,
as well as
prepared
foods
and
egg products.
For further
description of
our business,
refer to
Part I. Item I. Business
.
The
Company
previously operated
as one
operating
and
one reportable
segment. Effective
in the
fourth
quarter
of fiscal
2026,
the Company
determined its operations
are organized
into three reportable
operating
segments:
(1) Conventional
Shell Eggs;
(2)
Specialty
Shell Eggs; and (3) Prepared Foods.
As we have expanded
our prepared foods product
offerings throughout
fiscal 2026,
these
operating
segments
align
with
how
the
Company’s
management
reviews operating
results
and
makes
decisions
about
resource
allocation
and strategic
initiatives. All
prior
fiscal year periods
have been
recast to
reflect
the new reportable
segments.
For further
information
on our
reportable segments,
see
Note 15 – Segment Reporting
in Part
II. Item
8. Notes
to Consolidated
Financial
Statements.
EXECUTIVE
OVERVIEW
For fiscal
2026, we
recognized
net sales
of $2.9
billion and
net income
of $316.7
million.
We
recorded a
gross profit
of $672.0
million compared
to $1.9 billion
for fiscal
2025. The
decrease was
a result
of a decrease
in the net
average
selling price
of
shell
eggs, primarily
conventional
shell egg prices, partially
offset
by an
expansion
of our
Prepared
Foods segment.

Our
average
conventional
shell egg price
per dozen
for
fiscal 2026
declined
50.9% compared
to fiscal 2025.
Average
specialty
shell egg price
per dozen declined
9.5% compared
to fiscal year 2025. Egg
prices declined
with the
repopulation
of the egg layer
flock during fiscal
2026. According to the USDA, the size
of the layer hen flock was 312.0 million
hens at July 1, 2026, compared
to the five-year
average
of 308.0 million hens
.
American
Egg Board estimates
the U.S.
laying flock
as
of May
2026 at 340
–347
million
hens,
based
on
producer
assessment
data
collected
across
the
commercial
egg
industry,
materially
above
USDA’s
published estimate
and
indicative
of abundant
egg supplies.
In fiscal 2026, prepared
foods accounted
for $244.8 million or 8.4% of our net sales. Prepared food sales for fiscal 2026 increased
$240.8
million, compared
to fiscal 2025,
primarily due
to our acquisition
of Echo
Lake
Foods in the
first quarter
of fiscal
2026.
Wholesale
shell egg
prices
are
volatile,
cyclical,
and
impacted
by a
number
of
factors,
including
consumer
demand,
seasonal
fluctuations,
the
number
and
productivity
of
laying
hens
in
the
U.S.,
outbreaks
of agricultural
diseases
such
as HPAI,
severe
weathe
r
patterns
and
retailers go-to-market
strategies
and
how they
manage
their inventories.
We
believe the
recent
decline in
wholesale
egg prices
primarily
reflects
improved
egg
supply,
following
disruptions
associated
with HPAI
in
fiscal
year
2025.
Compared
to the prior fiscal
year,
panic
-driven purchasing
activity appears
to have subsided,
and improved
pipeline availability
relative
to the
prior
fiscal year
appears
to have
reduced
the need
for accelerated
purchasing
or inventory
builds by
retailers
and
foodservice
operators.
As
a result,
wholesale
shell
egg
prices
have
declined,
while
retail
shell
egg
prices
have
adjusted
more
gradually.
RESULTS
OF OPERATIONS
CONSOLIDATED
RESULTS
Fiscal Year
Ended
2026 Compared
to
2025 Compared
to
May
30, 2026
May
31, 2025
June 1, 2024
2025
% Change
2024
% Change
Net sales $ 2,911,632 $ 4,261,885 $ 2,326,443 (31.7) % 83.2%
Operating
income
350,186 1,536,539 312,452 (77.2) 391.8
Total
other income
60,818 66,603 47,519 (8.7) 40.2
Income
tax
expense
92,892 384,910 83,689 (75.9) 359.9
Less:
Net income
(loss) attributable
to noncontrolling
interest
1,430 (1,816) (1,606) (178.7) 13.1
Net income
attributable
to
Cal
-Maine Foods,
Inc.
$ 316,682 $ 1,220,048 $ 277,888 (74.0) % 339.0%
Net Sales
Net sales
for fiscal year
2026 was
$2.9 billion
compared
to $4.3
billion in
fiscal
2025,
a decrease
of $1.3
billion or
31.7%.
The
decrease
was primarily
due to
the decrease
in
prices for conventional
shell egg,
as the
layer
population
recovered
in 2025
fro
m
the recent
HPAI
outbreaks
,
partially
offset
by sales growth
due to
acquisitions
made
during fiscal
2026, particularly
Echo Lake
Foods.
For further
discussion, refer
to “Segment
Results” within this
section.
Net sales
for fiscal year
2025 were $4.3
billion compared
to $2.3 billion in fiscal
2024, an increase
of $1.9 billion
or 83.2%.
The
increase was
primarily
due
to the
increase in
prices
for conventional
shell eggs
due
to a resurgence
of HPAI
outbreaks
in 2024
and
2025,
which decreased
supply.
For more
information
regarding the HPAI
outbreaks,
refer to
Part I. Item 1. Business – HPAI
.
Operating
Income
For fiscal 2026, operating
income was $350.2 million
compared
to $1.5 billion
in fiscal 2025, a decrease
of $1.2 billion, or 77.2%.
The
decrease
was
primarily
due
to
a decrease
in
prices
for
conventional
shell egg,
partially
offset
by
a
decrease
in
price
and
volume
of outside
egg purchases. For further
discussion, refer
to “Segment
Results” within this
section.

Operating income was $1.5 billion
in fiscal 2025 compared
to $312.5 million
in fiscal 2024, an increase
of $1.2 billion,
or 391.8%.
The increase
was primarily
due to higher net average
selling prices,
particularly
for conventional
shell eggs, and higher
shell egg
volumes,
as well as
lower feed
ingredient prices,
partially
offset
by an
increase in volume
and
price of outside
egg purchase
s.
For more information
regarding shell egg and
feed prices, refer
to
Part I. Item 1. Business – Prices for Shell Eggs and Feed Costs
for Shell Egg Production.
Other Income
(Expense)
Total
other
income
(expense)
consists
of
items
not
directly
charged
to,
or
related
to,
operations
such
as
interest
income
and
expense,
equity in
income
or loss
of unconsolidated
entities, and
patronage
dividends, among
other items. Patronage
dividends
are paid
to us from
our membership
in the EB cooperative.
We
recorded interest
income
of $46.7
million in
fiscal
2026, compared
to $48.7
million in
fiscal
2025
,
primarily
due to slightly
lower cash and
cash equivalents
and investment
securities
available
-for-sale balances
as the Company
used these investments
for
acquisitions
throughout
fiscal 2026
.
We recorded
interest expense
of $556
thousand
and $612
thousand
in
fiscal 2026
and 2025,
respectively,
primarily
related
to commitment
fees under
our Credit Facility described
below.
We
recorded interest
income
of $48.7 million
in fiscal 2025,
an increase
of $16.4
million compared
to fiscal 2024, primarily
due
to significantly
higher
cash
and
cash
equivalents
and investment
securities available
-for-sale balances
and yields. We
recorded
interest
expense
of $612
thousand
in fiscal 2025
primarily related
to commitment
fees under
our Credit Facility.
Income
Taxes
For fiscal 2026,
our pre-tax income
was $41
1.0 million, compared
to $1.6 billion
for fiscal 2025.
We
recognized
a tax provision
of $92.9
million for
fiscal
2026 compared
to $384.9
million
in fiscal
2025.
For
fiscal 2026,
the primary
difference
between
the
U.S.
statutory
rate
of
21%
and
the
effective
rate
of
22.6%
was
related
to
state
income
taxes.
For
fiscal
2025,
the
primary
differences
between
the U.S.
statutory
rate of 21%
and the
effective
tax rate
of 24.0%
related
to state
income
taxes, federal
tax
credits, and
certain non
-taxable and non-deduc
tible
items. For
fiscal 2024, income
tax expense
was $83.7 million
with an effective
tax
rate of
23.2%.
Items
causing
our
effective
tax
rate to
differ
from
the
federal
statutory
income
tax
rate of
21% are
state
income
taxes,
certain
federal
tax
credits and
certain
items included
in income
or loss
for financial
reporting
purposes
that
are not
included in
taxable
income
or loss
for income
tax
purposes, including
tax
exempt
interest income,
certain
nondeductible
expenses,
and
net income
or loss
attributable
to noncontrolling
interest.
Net income
(loss) attributable
to noncontrolling
interest
Net income
attributable
to noncontrolling
interest
was
$1.4
million for
fiscal
2026 compared
to a
net loss
of $1.8
million and a
net loss $1.6 million for fiscal 2025 and
fiscal 2024, respectively. The increase in net income attributable to noncontrolling interest
for fiscal 2026
as compared
to fiscal 2025
was due
to increase
sales volume
of our
Crepini Foods of
406%.
Net Income
Attributable
to Cal
-Maine Foods,
Inc.
Net income
attributable
to Cal
-Maine Foods,
Inc.
for fiscal
2026
was
$316.7
million,
or $6.65
per basic
and
$6.63
per diluted
share, compared
to $1.2
billion,
or $25.04
per basic and
$24.95
per diluted share
for fiscal 2025.
Net income
attributable
to Cal
-Maine Foods,
Inc.
for
fiscal
2024
was $277.9
million,
or
$5.70
per basic
and
$5.69
per diluted
share.

SEGMENT
RESULTS
Conventional
Shell Eggs
Fiscal Year
Ended
2026
Compared
to
2025
Compared
to
May
30, 2026
May
31, 2025
June 1, 2024
2025
% Change
2024
% Change
Net sales $ 1,348,076 $ 2,755,859 $ 1,247,292 (51.1) % 120.9%
Cost of
sales
1,059,179 1,393,212 970,031 (24.0) % 43.6
Selling, general
and
administrative
72,256 72,644 63,560 (0.5) % 14.3
Segment income $ 216,641 $ 1,290,003 $ 213,701 (83.2) % 503.6%
Fiscal 2026
compared
to fiscal 2025
-
Net sales
decreased
$1.4 billion,
or 51.1%
compared
to fiscal 2025,
primarily
due to
a decrease
of 50.9%
in prices
for
conventional
shell
eggs,
resulting
in
a
$1.4
billion
decrease
in
net
sales.
Volumes
for
conventional
shell
eggs
were
relatively
flat
compared
to fiscal 2025.
-
Cost of sales decreased
$334.0 million, or
24.0% compared
to fiscal 2025, primarily due
to a 23.8% decrease
in the cost
per dozen
sold as total
volume sold
was relatively flat.
Cost per dozen
sold decreased
primarily
due to a decrease
in the
price and
volume
of outside
egg purchases
compared
to the
prior fiscal year.
Fiscal 2025
compared
to fiscal 2024
-
Net sales increased
$1.5 billion, or
120.9% in fiscal 2025
compared
to fiscal 2024
primarily due
to an increase of
99.7
%
in
prices
for
conventional
shell eggs,
which
resulted
in
a
$1.4
billion
increase
in
net
sales,
and
a 10.6%
increase
in
volume
of conventional
dozens
sold, which resulted in a $132
.5 million increase in net sales
.
-
Cost of sales increased
$423.2 million,
or 43.6% in
fiscal 2025
compared
to fiscal 2024, primarily due a 29.8%
increase
in the
cost per dozen
sold as well
as an increase
of 10.6%
in sales volume.
Cost per dozen
sold increased
primarily
due
to the increase
in the
average
price and volume
of outside egg
purchases, which
was partially
offset
by a 5.6% decrease
in production
cost primarily driven
by lower feed
ingredient prices
as our
production
increased
9.1%.
-
Selling,
general, and
administrative
expenses
increased
$9.1 million,
or 14.3%
in fiscal
2025 compared
to fiscal 2024,
primarily due to increased
delivery and employee
related costs. The increase in delivery costs related
to a 10.6% increase
in volume of conventional
shell eggs sold due to our acquisition of ISE America,
Inc. (“ISE”) and
our facilities in Chase,
KS and Farwell, TX returning
to full operations
in fiscal 2025 following
HPAI
outbreaks
in
the third and fourth
quarters
of
fiscal
2024.
Employee
related
costs
increased
due
to
an
increase
in
bonuses
compared
to
fiscal
2025.
For
more
information
regarding our acquisitions,
refer to
Note 2 – Acquisitions
in Part II. Item 8. Notes
to Consolidated
Financial
Statements.
For more information
regarding HPAI,
refer to
Part I. Item 1. Business – HPAI
.
Specialty
Shell Eggs
Fiscal Year
Ended
2026
Compared
to
2025
Compared
to
May
30, 2026
May
31, 2025
June 1, 2024
2025
% Change
2024
% Change
Net sales $ 1,070,458 $ 1,154,951 $ 873,619 (7.3) % 32.2%
Cost of
sales
777,920 717,411 648,236 8.4% 10.7
Selling, general
and
administrative
110,994 103,938 89,188 6.8% 16.5
Segment income $ 181,544 $ 333,602 $ 136,195 (45.6) % 144.9%
Fiscal 2026
compared
to fiscal 2025
-
Net sales
decreased
$84.5
million,
or
7.3%
compared
to fiscal
2025, primarily
due to
a
decrease
of 9.5%
in prices
of
specialty
shell eggs,
resulting in
a $112.6
million decrease
in net
sales, partially
offset
by a
2.4% increase
in specialty
dozens
sold, resulting in
a $28.
1
million increase
in net sales.

-
Cost of sales increased
$60.5
million, or 8.4%
compared
to fiscal 2025, primarily
due to
a 5.9% increase
in the cost per
dozen sold
as well as an
increase of
2.4% in sales
volume.
Cost per dozen
sold increased
as our
specialty shell
egg mix
shifted
to higher cost
specialty
types.
-
Selling, general,
and administrative
expenses increased
$7.1 million,
or 6.8% compared
to fiscal 2025, primarily
due to
a
$4.7
million
increase
in
franchise
fees.
In
fiscal
2025,
the
higher
prices
for
conventional
shell
eggs
compared
to
specialty shell
eggs diminished the
need to promote specialty
shell eggs, during
which time,
EB temporarily reduced
the
related
franchise
fees
for
certain
specialty
shell
egg brands
to encourage
continued
production
of these
branded
eggs.
Additionally,
delivery charges
increased
$2.3 million as
specialty
dozens sold
increased 2.4
%
compared
to fiscal 2025.
Fiscal 2025
compared
to fiscal 2024
-
Net
sales
increased
$281.3
million,
or 32.
2%
in
fiscal
2025
compared
to fiscal
2024
primarily
due
to
an
increase
of
20.7%
in volume of specialty shell eggs sold,
which resulted in a $180.9
million increase in net sales, and a 9.5% increase
in prices
of specialty
shell eggs, which
resulted in a
$100.5
million increase in net
sales.
-
Cost of sales increased $69.2
million, or 10.7% in fiscal 2025
compared
to fiscal 2024, primarily due to a 20.7% increase
in sales volume,
partially offset
by an 8.3% decrease
in the cost per dozen sold.
Cost per dozen
sold decreased
primarily
due to a 8.3%
decrease in our production
costs primarily
driven by lower
feed ingredient
prices in
fiscal 2025
compared
to fiscal 2024.
-
Selling,
general, and
administrative
expenses increased
$14.8 million,
or 16.5%
in fiscal 2025 compared
to fiscal 2024,
primarily
due to
an
$11.1
million increase in delivery expense
resulting from
higher contract
trucking expenses
.
Prepared
Foods
Fiscal Year
Ended
2026
Compared
to
2025
Compared
to
May
30, 2026
May
31, 2025
June 1, 2024
2025
% Change
2024
% Change
Net sales $ 244,802 $ 4,050 $ — 5,944.5% 100.0%
Cost of
sales
185,370 4,511 — 4,009.3 100.0
Selling, general
and
administrative
25,550 1,658 — 1,441.0 100.0
Segment income $ 33,882 $ (2,119) $ — (1,699.0) % 100.0%
Fiscal 2026
compared
to fiscal 2025
-
Net sales
increased
$240.8 million,
compared
to fiscal 2025,
primarily
due to
the significant
expansion
of our
prepared
foods segment following
our acquisition
of Echo Lake Foods.
For more information
regarding our
acquisitions,
refer to
Note 2 – Acquisitions
in Part
II. Item
8. Notes to Consolidated
Financial
Statements.
-
Cost of sales increased
$180.8 million compared
to fiscal 2025, primarily due to increased
production
resulting from the
acquisition
of Echo
Lake
Foods.
-
Selling,
general,
and
administrative
expenses
increased
$24.1
million,
compared
to
fiscal
2025,
primarily
due
to
increased
employee
costs and
delivery charges
resulting from
the acquisition
of Echo
Lake
Foods.

Fiscal 2025
compared
to fiscal 2024
-
Net sales
increased
$4.1
million in
fiscal 2025
compared
to fiscal 2024
due to
the acquisition
of
Crepini during
fiscal
2025.
For
more
information
regarding
our
acquisitions,
refer
to
Note 2 – Acquisitions
in
Part
II.
Item
8.
Notes
to
Consolidated
Financial
Statements.
-
Cost of
sales increased
$4.5 million in fiscal
2025
compared
to fiscal 2024
due to
the acquisition
of Crepini.
-
Sales,
general,
and
administrative
expenses
increased
$1.7
million
in
fiscal
2025
compared
to fiscal
2024
due
to
the
acquisition
of Crepini.
Unallocated
Income
(Expenses)
Fiscal Year
Ended
2026
Compared
to
2025
Compared
to
May
30, 2026
May
31, 2025
June 1, 2024
2025
% Change
2024
% Change
Other - segment
income
$ 19,044 $ 42,091 $ 33,566 (54.8) % 25.4%
Unallocated
corporate
SG&A
(a)
(108,353) (127,141) (94,516) (14.8) 34.5
Gain (loss)
on involuntary
conversions 8,819 (156) 23,532 (5,753.2) (100.7)
Gain (loss)
on disposal
of fixed
assets (1,391) 259 (26) (637.1) (1,096.2)
(a)
Unallocated
corporate
SG&A
primarily
consists
of unallocated
corporate
overhead
costs, administrative
expenses,
and
amortization
that
are not
directly related
or allocated
to the
operating
segments.
Fiscal 2026
compared
to fiscal 2025
-
Other –
segment
income
decreased
$23.0 million,
or 54.8
%
compared
to fiscal 2025, primarily
due to
a
decrease in
the
average
selling price of
our co-pack
egg sales as well as liquid and
frozen
egg products.
-
Unallocated
corporate
SG&A
decreased
$18.8
million, or
14.8%, compared
to fiscal 2025,
primarily
due to
a decrease
in
the accrual
for
employee
bonuses
compared
to the
prior
fiscal
year
as
well
as a
$15.0
million
adjustment
in fiscal
2025
to
the
fair
value
of
contingent
consideration
associated
with
the Fassio
Egg
Farms,
Inc.
(“Fassio”)
acquisition.
These
were
partially
offset
by
additional
amortization
of intangibles
that
were
acquired
from
our
acquisitions
during
fiscal 2026.
For more
information
regarding our acquisitions,
refer to
Note 2 – Acquisitions
in Part
II. Item 8. Notes
to
Consolidated
Financial
Statements.
-
In fiscal
2026,
we recognized
$8.8
million of
gains from
involuntary
conversions,
primarily
driven
by a
$7.5
million
gain recorded
in the first quarter
related to business
interruption
insurance
recoveries
associated
with a weather
-related
event
that
occur
red in fiscal 2021.
Fiscal 2025
compared
to fiscal 2024
-
Other –
segment
income
increased
$8.5 million,
or 25.4%
in fiscal
2025
compared
to fiscal 2024
primarily
due to
an
increase
in volume
of liquid
egg
products
sold, primarily
related
to
the acquisition
of ISE,
which
included
a breaking
facility.
-
Unallocated
corporate
SG&A
increased $32.6 million
or 34.5% compared
to fiscal 2024, primarily
due employee related
costs which
increased
due to
an increase
in employee
bonuses
and a $15.0
million adjustment
in
fiscal 2025
compared
to a $5.5 million
adjustment
to increase the fair value of contingent
consideration
associated
with the Fassio acquisition
and
increased
professional
fees mainly
associated
with $6.6 million
transaction
costs recorded
in the
fourth
quarter of
fiscal
2025 for
Echo Lake
Foods acquisition.
These were
partially
offset
by a
$19.6 million
reduction
in litigation
loss
contingency
accrual.
-
In
fiscal
2025,
loss
on
involuntary
conversion
was
$156
thousand
compared
to
a
$23.5
million gain
on
involuntary
conversion
in fiscal 2024. The de
crease of $23.7
million was
primarily due
to recoveries in
fiscal 2024
under indemnity
and
insurance
programs
that
exceeded
the amortized
book
value
of the
covered
assets
and
our
direct costs,
primarily
related
to the
HPAI
outbreak
at
our Kansas
and
Texas
facilities that
occurred in fiscal
2024
.

LIQUIDITY
AND CAPITAL
RESOURCES
We aim to maintain
a strong balance sheet and liquidity, particularly
given the cyclical nature
of our business. We believe a
strong
balance
sheet supports our growth
opportunities
and stockholder
returns. Our priorities
for the
use of cash in
recent periods
have
included the payment
of dividends pursuant
to our variable dividend policy,
inorganic growth
through acquisition
s
of businesses,
organic
growth
including
construction
and
conversion
of
cage-free
facilities
and
investment
in
value
-added
products
,
and
maintenance
capital
expenditures.
Working
Capital
and
Current Ratio
Our
working
capital
at
May
30, 2026
was $1.4
billion,
compared
to $1.7
billion
at
May
31, 2025.
The
calculation
of
working
capital is
defined as
current assets
less current liabilities.
Our current
ratio was
7.7 at May
30, 2026
compared
to 6.4 at
May 31,
2025. The current
ratio is calculated
by dividing current assets
by current liabilities.
The increase
in our current
ratio is primarily
due
to the
decrease
in
total
current
liabilities,
specifically
dividends
payable
,
which decreased
by $114.1
million
compared
to
May
31,
2025
.
Due
to
seasonal
factors
described
in
Part I. Item I. Business – Seasonality
, we
generally
expect
our
need
for
working
capital
to be highest in the
fourth
and
first fiscal quarters
ending in May/
June and
August/September,
respectively.
Cash
Flows from
Operating Activities
Net
cash
provided
by
operating
activities
was
$479.8
million
for
fiscal
2026,
compared
to
$1.2
billion
for
fiscal
2025.
The
decrease in
cash flow from
operating activities
resulted primarily
from lower
net average
egg sales prices per
dozen,
particularly
for conventional
shell eggs, partially offset
by the increase
in volume and
higher price of outside
egg purchases
in the prior fiscal
year
.
Cash
Flows Used in Investing
Activities
For fiscal 2026, $503.8
million was used in investing activities, primarily due to the acquisition of assets of Echo Lake, Creighton,
and
other
businesses
as
well
as
sales
and
maturities
of
investment
securities
compared
to
$575.5
million used
in
investing
activities
in fiscal 2025,
primarily
due to
purchases
of investment
securities,
purchases
of property,
plant and
equipment
and the
acquisition
of assets
of ISE
.
Purchases
of investment
securities
were
$648.9
million in
fiscal
2026
compared
to $1.2
billion in
fiscal
2025.
Sales and
maturities
of
investment
securities
were
$745.2
million
in
fiscal
2026,
compared
to $907.6
million
for
fiscal
2025.
Cash
paid
for
business
acquisitions
was
$427.8
million
in
fiscal
2026,
primarily
related
to
the
Echo
Lake
and
Creighton
acquisition
s,
and
$116.2
million
in
fiscal
2025,
related
to
the
ISE
acquisition.
Purchases
of
property,
plant
and
equipment
were
$151.2
million and
$161.3
million
in fiscal
2026
and
2025, respectively,
primarily
reflecting
progress
on
our
construction
projects.
Cash
Flows Used in Financing
Activities
We
paid
dividends
totaling
$231.6
million
and
$330.3
million
in
fiscal
2026
and
2025, respectively.
We
repurchased
$131.1
million in shares of Common
Stock in fiscal 2026, compared
to $54.0 million in fiscal 2025, primarily under our
share repurchase
program.
See “Share
Repurchase
Program,” below.
Increase
(decrease)
in Cash
and
Cash
Equivalents
As of
May
30,
2026, cash
and
cash
equivalents
decreased
$386.9
million
since
May
31,
2025, compared
to
a
$262.5
million
increase
during
fiscal
2025. The
decrease
is primarily
due
to
the acquisitions
of
Echo
Lake
Foods,
Creighton
Brothers,
LLC,
Clean
Egg, LLC,
and Van’s
Foods, totaling
$452.6 million.
Refer to
Part II.
Item 8. Notes
to the
Financial
Statements,
Note 2 –
Acquisitions
for further
information
regarding our recent
acquisitions.
Credit Facility
On
November
15,
2021,
we
entered
into
an
Amended
and
Restated
Credit Agreement
(as
amended,
the “Credit
Agreement”),
expiring November
21, 2026. The Credit Agreement
provides for
a senior secured
revolving credit facility (the
“Credit Facility”),
up to $250 million.
As of May 30,
2026, no amounts
were borrowed under
the Credit Facility.
As of May 30,
2026, we had
$5.9
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
The
Company
repurchased
1,571,950
and 551,876
shares during fiscal 2026
and 2025,
respectively,
under the program.
As of the end of fiscal
2026, we had
remaining authorization
to purchase
up to
$320.7
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
expirati
on
date,
and
may
be suspended,
modified
or discontinued
at
any
time
without
prior notice.
See
Part II. Item 5. Issuer
Purchases of Equity Securities
and
Part II.
Item
8. Notes to the
Financial
Statements,
Note 11 – Equity
for further
information
.
Dividends
In accordance
with our variable
dividend policy,
we
will not
pay a cash
dividend
to holders
of our
Common
Stock with
respect
to our fourth
quarter of fiscal
2026. The Company
will
not pay
a dividend for
a subsequent
profitable quarter
until the Company
is profitable
on a
cumulative
basis
computed
from
the date
of the
last quarter
in which
a
dividend was
paid.
At the
end
of the
fourth quarter
of fiscal
2026, the
amount
of cumulative
losses to be recovered
before
payment
of a
dividend was
$35.9 million.
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
and cage
-free shell egg production. We
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
estimates
are those estimates
made
in accordance
with
GAAP that
involve a significant
level of estimation
uncertainty
and have
had or are
reasonably
likely to
have a material
impact
on the
financial
condition
or results of operations.
Our critical accounting
estimates
are described
below.
Business
Combinations
The Company
applies the acquisition
method
of accounting,
which requires
that once
control is obtained,
all the
assets acquired
and liabilities
assumed,
including
amounts
attributable
to noncontrolling
interests,
are recorded
at
their respective
fair values
at
the
date
of acquisition.
The
excess
of
the
purchase
price
over
fair
values
of
identifiable
assets
and
liabilities is
recorded
as
goodwill.
We
use
various
models
and
methods
to
determine
the
fair
values
of
identifiable
assets
and
liabilities,
such
as
top-down
and
bottom-up
approach
for inventory,
cost method
and
market
approach
for property,
relief-from-royalty
and
multi-period
excess

earnings to
value intangibles.
Significant
estimates
in valuing
certain intangible
assets include,
but are not limited
to, the amount
and
timing of future
cash
flows, growth rates, discount
rates and
useful lives.
The
fair
values
of
identifiable
assets
and
liabilities
are
generally
determined
internally
and
requires
estimates
and
the
use
of
various
valuation
techniques.
When
a market
value
is
not readily
available,
our
internal
valuation
methodology
considers
the
remaining
estimated
life of
the assets
acquired
and
significant
judgment
is required
as management
determines
the fair
market
value
for those
assets.
Due
to
inherent
industry
uncertainties
including
volatile
egg
prices
and
feed
costs,
unanticipated
market
changes,
events,
or
circumstances
may
occur that
could affect
the estimates
and
assumptions
used,
which could result in subsequent
impairments.
Inventories
Inventories
of eggs,
feed, supplies
and flocks
are valued
principally
at the lower
of
cost or net
realizable
value. If
market
prices
for
eggs
and
feed
grains move
substantially
lower,
we
record
adjustments
to write
down
the
carrying
values
of eggs
and
feed
inventories to
fair market
value. The cost associated
with flock inventories,
consisting principally
of chick purchases
or hatching
costs,
feed,
labor,
contractor
payments
and
overhead
costs,
are
accumulated
during
the
hatching
and
growing
periods
of
approximately
22
weeks. Capitalized
flock
costs
are
then
amortized
over
the
flock’s
productive
life,
generally
one
to
two
years. Judgment
exists in
determining
the flock’s
productive
life including
factors
such as
laying rate
and egg
size, molt
cycles,
and customer
demand
.
Furthermore,
other factors
such as hen
type
or weather
conditions
could affect
the productive
life. These
factors
could make
our estimates of productive
life
differ
materially from
actual results. Flock mortality
is charged to cost of sales
as
incurred. High
mortality
from
disease
or
extreme
temperatures
will
result
in
abnormal
write-downs
to
flock
inventories.
Management
continually
monitors
each
flock
and
attempts
to
take
appropriate
actions
to
minimize
the
risk
of
mortality
loss.
Goodwill
As a result
of acquiring
businesses,
the Company
had $97.1
million of goodwill
as of
May 30,
2026, representing
3.1%
of total
assets
and
3.7%
of
stockholders’
equity.
Goodwill
is
evaluated
for
impairment
annually
(or
more
frequently
if
impairment
indicators
arise) by first performing
a qualitative
assessment
to determine whether a quantitative
goodwill
test is necessary
.
After
assessing
the totality
of events
or circumstances,
if we
determine
it is
more likely
than
not that
the fair
value
of a reporting
unit
is less
than
its carrying
amount,
then
we perform
additional
quantitative
tests to determine
the
magnitude
of any
impairment.
During
our
annual
impairment
test,
which
was
the
first
day
of
the
fourth
quarter,
we
determined
that
goodwill
passed
the
qualitative
assessment
and
therefore
no quantitative
analysis
of goodwill impairment
was necessary
in fiscal 2026.
As part
of the
change
to
our
reportable
operating
segments
in fiscal
2026,
the
goodwill
of the
Company’s
historical
reporting
units were reallocated
to the new reporting units on a relative
fair value basis
as of the date of the reorganization.
The Company’s
determination
of fair
value
involved the
use of
estimates
and
assumptions.
Following the
allocation
of goodwill,
the Company
performed
a
quantitative
impairment
test, for
which
the
Company
determined
the estimated
fair
value
of
each
reporting
unit
exceeded
its
carrying
value
and
therefore
no
impairment
was
identified.
When
the
Company
acquires
a
new
location,
a
determination
is made on how to
allocate
goodwill
among
the reporting
units. See
Note 8 - Goodwill and Other Intangible Assets
for updated
disclosures regarding the
allocation
of goodwill.
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
coupons, volume
-based
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
The Company
accrued
$4.0 million in litigation
loss contingency
in fiscal 2026
and $19.6
million in
fiscal 2024.
There
were no
loss contingency accruals
for fiscal 2025. Our evaluation
of whether loss
contingencies exist
primarily relates to litigation
matters.
The outcome
of litigation is uncertain due to,
among
other things, uncertainties
regarding the facts
that
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
more-likely-than
-not recognition
and measurement
thresholds. We are periodically
audited
by taxing authorities.
An adverse
tax
settlement
could have
a negative
impact
on our effective
tax
rate
and
our results of operations.
ITEM 7A.
QUANTITATIVE
AND QUALITATIVE
DISCLOSURES
ABOUT
MARKET RISKS
COMMODITY
PRICE RISK
Our primary exposure
to market
risk arises from changes
in the prices of conventional
shell eggs, which are subject
to significant
price fluctuations
that are largely beyond our control. We
are focused on
diversifying our
egg-based
platform
that extends beyond
conventional
shell eggs and
enhances
our earnings profile and
resilience across market
cycles.
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
$ (0.84) $ (0.56) $ (0.28) $ 0.00 $ 0.28 $ 0.56 $ 0.84
Change
in price
per ton
soybean
meal
$ (76.50) 0.42 0.43 0.44 0.45 0.46 0.47 0.48
$ (51.00) 0.43 0.44 0.45 0.46 0.47 0.48 0.49
$ (25.50) 0.44 0.45 0.46 0.47 0.48 0.49 0.50
$ 0.00 0.45 0.46 0.47 0.48 (a) 0.49 0.50 0.51
$ 25.50 0.46 0.47 0.48 0.49 0.50 0.51 0.52
$ 51.00 0.47 0.48 0.49 0.50 0.51 0.52 0.53
$ 76.50 0.48 0.49 0.50 0.51 0.52 0.53 0.54
(a)
Based on
2026
actual
costs, table flexes
feed cost inputs
to show $0.01
impacts to
per dozen
egg feed production
costs.

INTEREST
RATE
RISK
We
have
a $
250 million
Credit
Facility,
borrowings
under
which
would
bear
interest
at
variable
rates.
No
amounts
were
outstanding
under the
Credit Facility
during
fiscal
2026
or fiscal
2025.
Under our
current
policies,
we
do
not use
interest
rate
derivative
instruments
to manage
our exposure
to interest rate
changes.
FIXED
INCOME
SECURITIES RISK
At May 30, 2026
,
the effective
maturity
of our cash equivalents
and investment
securities
available
for sale was 11.3 months,
and
the composite
credit rating
of the
holdings
are A+
/ A1
/ A+
(S&P /
Moody’s
/ Fitch).
Generally
speaking,
rising interest
rates
decrease
the
value
of
fixed
income
securities
portfolios.
As
of
May
30,
2026,
the
estimated
fair
value
of
our
fixed
income
securities
portfolio
was
approximately
$816.8
million and
reflected
net unrealized
losses
of approximately
$953
thousand.
For
additional
information
see
Note 1 – Summary of Significant Accounting Policies
under
the
heading
“Investment
Securities
Available
-for-Sale” and
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
2026
and May
31, 2025
,
26.2%
and 28.1%,
respectively,
of our
net accounts
receivable balance
was due
from
Walmart
Inc.
(including
Sam’s
Club).
No
other
single
customer
or
customer
group
represented
10%
or
greater
of
net
accounts
receivable
at
May
30, 2026
and
May
31, 2025.

ITEM 8.
FINANCIAL
STATEMENTS
AND SUPPLEMENTARY
DATA
Report of
Independent
Registered
Public
Accounting Firm
Board
of Directors and
Stockholders
Cal
-Maine Foods,
Inc. and
Subsidiaries
Ridgeland,
Mississippi
Opinion on the
Consolidated
Financial
Statements
We
have audited
the accompanying
consolidated
balance
sheets of
Cal
-Maine Foods,
Inc. and
Subsidiaries
as of
May 30,
2026
and May
31,
2025, the
related
consolidated
statements
of income,
comprehensive
income, stockholders’
equity,
and cash
flows
for each
of the three
years in
the period
ended May
30, 2026,
and the related
consolidated
notes and schedule
listed in the
Index
at Items 15(a)(1)
and 15(a)(2) (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated
financial statements
present fairly,
in all material
respects,
the financial
position of Cal
-Maine Foods,
Inc. and
Subsidiaries as of
May 30,
2026 and
May 31, 2025,
and the results
of their
operations
and their cash
flows for
each of
the three years
in the period
ended
May
30, 2026,
in conformity
with accounting
principles generally accepted
in the United States
of America.
We
also
have
audited,
in
accordance
with the
standards
of
the
Public Company
Accounting
Oversight
Board
(United
States)
(“PCAOB”),
the Cal
-Maine Foods,
Inc. and
Subsidiaries’ internal
control over
financial reporting
as of
May 30,
2026, based
on
the criteria
established
in
2013 Internal
Control
– Integrated
Framework
issued by
the Committee
of Sponsoring
Organizations
of the
Treadway
Commission
and
our report dated
July 22, 2026
expressed
an
unqualified
opinion.
Basis for
Opinion
These
consolidated
financial
statements
are the
responsibility
of the
entities’
management.
Our responsibility
is to
express
an
opinion
on
these
consolidated
financial
statements
based
on our
audits.
We
are
a
public
accounting
firm
registered
with
the
PCAOB and
are required
to be independent
with respect
to Cal
-Maine Foods,
Inc. and
Subsidiaries
in accordance
with the U.S.
federal
securities laws
and
the applicable
rules and
regulations of
the Securities and
Exchange
Commission
and
the PCAOB.
We
conducted
our audits in accordance
with the standards
of the PCAOB.
Those standards
require that we plan and perform
the
audit
to
obtain
reasonable
assurance
about
whether
the
consolidated
financial
statements
are
free
of
material
misstatement,
whether
due
to
error
or
fraud.
Our
audits
included
performing
procedures
to assess
the risks
of material
misstatement
of the
consolidated
financial
statements,
whether due
to
error
or fraud,
and
performing procedures
that
respond
to
those
risks.
Such
procedures
included
examining,
on
a test
basis,
evidence
regarding
the amounts
and
disclosures
in
the
consolidated
financial
statements.
Our audits
also included
evaluating
the accounting
principles
used and
significant
estimates
made
by management,
as well as evaluating
the overall presentation
of the consolidated
financial statements.
We believe our audits provide
a reasonable
basis for
our opinion.
Critical Audit
Matters
The
critical
audit
matters
communicated
below are
matters
arising
from
the
current
period
audit
of the
consolidated
financial
statements
that were communicated
or required
to be communicated
to the
Audit Committee
and
that:
(1) relate to accounts
or
disclosures
that are
material
to the
consolidated
financial
statements
and (2) involved
our especially
challenging,
subjective,
or
complex
judgments.
The communication
of the critical
audit matters
does not
alter in
any way
our
opinion on
the consolidated
financial statements,
taken
as a
whole, and
we are not,
by communicating
the critical
audit
matters
below,
providing
a separate
opinion on
the critical
audit
matters
or on the
accounts
or disclosures to which they
relate.
Contingent
Liabilities
– Litigation
and Claims
– Refer to Note
16 in the Consolidated
Financial
Statements
Critical Audit Matter Description
Cal
-Maine
Foods,
Inc.
and
Subsidiaries
record
liabilities
for
legal
proceedings
and
claims
in
those
instances
where
they
can
reasonably
estimate
the amount
of the loss
and when
the liability is probable.
Where the reasonable
estimate
of the probable
loss
is a range, Cal
-Maine Foods,
Inc. and
Subsidiaries record
the most likely
estimate
of the loss, or the
low end of the range
if there
is no one
best estimate.
Cal
-Maine Foods,
Inc. and
Subsidiaries
either disclose
the amount
of a possible loss
or range
of
loss in
excess of established accruals
if estimable, or states that
such an estimate cannot be made.
Cal
-Maine Foods, Inc. and Subsidiaries

disclose significant legal proceedings
and claims even where liability is not probable
or the amount of the liability
is not estimable,
or both, if Cal
-Maine Foods,
Inc. and
Subsidiaries believe
there is at
least a
reasonable
possibility that
a loss may
be incurred.
We
identified litigation
and claims as
a critical audit
matter
because
of the challenges auditing
management’s
judgments
applied
in determining
the likelihood
of loss related
to the resolution
of such claims.
Specifically,
auditing management’s
determin
at ion
of whether
any contingent
loss arising
from the
related
litigation and
claims is
probable, reasonably
possible, or remote,
and
the
related
disclosures,
is subjective
and
requires significant judgment
due to
the sensitivity of
the issue.
How the Critical Audit Matter was addressed during the Audit
Addressing
the
matter
involved
performing
procedures
and
evaluating
audit
evidence
in
connection
with
forming
our
overall
opinion on
the consolidated
financial
statements.
These procedures
included testing the
effectiveness
of the
controls relating
to
the Cal
-Maine Foods,
Inc. and Subsidiaries’
evaluation
of the
liability related to
legal proceedings and
claims, including controls
over
determining
the
likelihood
of
a
loss
and
whether
the
amount
of loss
can
be
reasonably
estimated,
as
well
as
financial
stat
ement disclosures over
the legal proceedings
and claims.
These procedures
also included obtaining
and evaluating
the letters
of audit inquiry with
external legal counsel, evaluating
the reasonableness
of Cal
-Maine Foods, Inc. and Subsidiaries’
assessment
regarding
whether
an
unfavorable
outcome
is
reasonably
possible
or
probable,
and
reasonably
estimable,
evaluating
the
sufficiency
of Cal
-Maine
Foods,
Inc.
and
Subsidiaries’
disclosures
related
to legal
proceedings
and
claims and
evaluating
the
completeness
and
accuracy
of Cal
-Maine Foods,
Inc. and
Subsidiaries’ legal contingencies.
Acquisition
of
Echo
Lake
Foods,
LLC
–
Estimated
for
Valuation
of
Acquired
Intangible
Assets
– Refer
to
Note
2 in
the
Consolidated
Financial
Statements
Critical Audit Matter Description
Cal
-Maine
Foods,
Inc.
and
Subsidiaries
completed
the acquisitions
of Echo
Lake
Foods,
LLC
and
certain
related
companies,
effective
June
2,
2025
for
a
total
net
consideration
of
approximately
$275
million.
Cal
-Maine
Foods,
Inc.
and
Subsidiaries
accounted
for
the
acquisitions
of
Echo
Lake
Foods,
LLC
and
certain
related
companies
as
a
business
combination,
and
accordingly,
allocated
the purchase
price to
the assets
acquired
and
liabilities
assumed
based
on their
respective
estimated
fair
values
as of
the
date
of the
acquisition.
Identifiable
intangible
assets
acquired
included
customer
relationships,
trade
names,
brand names,
contracts
and non-compete
agreements.
The excess of the purchase
consideration
over the fair value of identifiable
assets acquired
and liabilities
assumed
was recorded as goodwill.
The valuation
of acquired intangible assets
requires significant
management
judgment
due to
the
use
of
valuation
models that
incorporate
unobservable
inputs.
In
particular,
the
fair
value
estimates
are sensitive to assumptions
such as projected revenue,
growth rates, customer attrition, discount
rates, and contributory
asset
charges, which
require significant estimation.
We
identified
the
valuation
of acquired
intangible
assets
as a
critical
audit
matter
because
of the
significant
auditor
judgment
required
to
evaluate
the reasonableness
of management’s
assumptions
and
the complexity
involved in
assessing
the
valuation
meth
odologies utilized.
How the Critical Audit Matter was addressed during the Audit
Our audit
procedures
related
to the
valuation
of acquired
intangible assets
included the
following, among others:
●
Testing
controls
over
Cal
-Maine Foods,
Inc. and
Subsidiaries
acquisition
accounting
process,
including
controls
over
the development
and
review of key assumptions
used in the
valuation
of intangible
assets
●
Evaluating
the
valuation
methodologies
used
by
management
and
its
third-party
valuation
specialists,
including
assessing
whether the
methods
were appropriate
and
consistent
with applicable
valuation
guidance.
●
Assessing
key assumptions
used in the
valuation
models, including:
o
Projected
revenue
growth rates
o
Customer
attrition
rates
o
Discount
rates
o
Contributory
asset
charges,
by
comparing
them
to
historical
performance,
market
data,
and
industry
benchmarks
●
Involving
a
fair
value
specialist
to
assist
in
evaluating
the
methodologies
and
significant
assumptions
used
in
the
valuation
models.
●
Evaluating
the mathematical
accuracy
of the
valuation
models and
recalculating
selected fair
values.
●
Assessing
the competence,
capabilities, and
objectivity
of management’s
third-party
valuation
specialists.

/s/ Frost, PLLC
We
have
served as
the Company’s
auditor
since 2007.
Little Rock,
Arkansas
July 22,
2026

Cal-Maine
Foods, Inc.
and Subsidiaries
Consolidated
Balance
Sheets
(in thousands,
except
for par value
amounts)
May
30, 2026
May
31, 2025
Assets
Current assets:
Cash
and
cash
equivalents
$
107,217
$
499,392
Investment
securities available
-for-sale
816,840
892,708
Receivables:
Trade
receivables, net
136,249
244,079
Income
tax
receivable
107,867
13,057
Other
20,315
15,225
Total
receivables, net
264,431
272,361
Inventories,
net
375,265
295,670
Prepaid expenses
and
other current
assets
17,789
7,979
Total
current assets
1,581,542
1,968,110
Property,
plant
& equipment,
net
1,318,335
1,026,684
Goodwill
97,059
46,776
Intangible
assets, net
73,130
15,157
Other assets
37,504
27,892
Total
assets
$
3,107,570
$
3,084,619
Liabilities and
stockholders’
equity
Current liabilities:
Trade
accounts
payable
$
96,106
$
101,033
Dividends payable
—
114,163
Accrued
wages and
benefits
48,371
60,263
Accrued
expenses
and
other current
liabilities
61,039
32,912
Total
current liabilities
205,516
308,371
Other liabilities
39,650
55,582
Deferred
income
taxes
221,872
154,651
Total
liabilities
467,038
518,604
Commitments
and
contingencies
- see
Note 16
— —
Stockholders’
equity:
Common
stock ($
0.01
par value):
Common
stock
– authorized
120,000
shares, issued
75,061
shares in 2026
and
2025
751
751
Paid-in capital
86,106
80,845
Retained
earnings
2,765,108
2,565,928
Accumulated
other comprehensive
loss, net of tax
(1,466)
(1,007)
Common
stock in treasury,
at
cost –
28,080
and
26,567
shares in 2026
and
2025,
respectively
(217,767)
(85,893)
Total
Cal
-Maine Foods,
Inc. stockholders’
equity
2,632,732
2,560,624
Noncontrolling
interest in consolidated
equity
7,800
5,391
Total
stockholders’
equity
2,640,532
2,566,015
Total
liabilities and
stockholders’
equity
$
3,107,570
$
3,084,619
See Notes
to Consolidated
Financial
Statements.

Cal-Maine
Foods, Inc.
and Subsidiaries
Consolidated
Statements
of Income
(in thousands,
except
per share
amounts)
Fiscal years
ended
May
30, 2026
May
31, 2025
June 1, 2024
52 weeks 52 weeks 52 weeks
Net sales $
2,911,632
$
4,261,885
$
2,326,443
Cost of
sales
2,239,583
2,411,000
1,784,872
Gross profit
672,049
1,850,885
541,571
Selling, general
and
administrative
329,291
314,449
252,625
(Gain) loss
on involuntary
conversions
(8,819)
156
(23,532)
(Gain) loss
on disposal
of fixed
assets
1,391
(259)
26
Operating
income
350,186
1,536,539
312,452
Other income
(expense):
Interest
income, net
46,175
48,059
31,726
Patronage
dividends
11,670
11,197
11,331
Other,
net
2,973
7,347
4,462
Total
other income
60,818
66,603
47,519
Income
before
income
taxes
411,004
1,603,142
359,971
Income
tax
expense
92,892
384,910
83,689
Net income
318,112
1,218,232
276,282
Less:
Income
(loss) attributable
to noncontrolling
interest
1,430
(1,816)
(1,606)
Net income
attributable
to Cal
-Maine Foods,
Inc.
$
316,682
$
1,220,048
$
277,888
Net income
per share
attributable
to Cal
-Maine Foods,
Inc.:
Basic $
6.65
$
25.04
$
5.70
Diluted $
6.63
$
24.95
$
5.69
Weighted
average
shares outstanding:
Basic
47,650
48,719
48,717
Diluted
47,781
48,891
48,873
See Notes
to Consolidated
Financial
Statements.

Cal-Maine
Foods, Inc.
and Subsidiaries
Consolidated
Statements
of
Comprehensive Income
(in thousands)
Fiscal years
ended
May
30, 2026
May
31, 2025
June 1, 2024
Net income $
318,112
$
1,218,232
$
276,282
Other comprehensive
income
(loss), before tax:
Unrealized
holding gain
(loss) available
-for-sale securities,
net of
reclassification
adjustments
(693)
928
1,271
Decrease in
accumulated
post-retirement
benefits
obligation, net
of
reclassification
adjustments
70
54
167
Other comprehensive
income
(loss), before tax
(623)
982
1,438
Income
tax
expense
(benefit) related
to items of
other comprehensive
income
(loss)
(164)
216
325
Other comprehensive
income
(loss), net of
tax
(459)
766
1,113
Comprehensive
income
317,653
1,218,998
277,395
Less: comprehensive
income
(loss) attributable
to the
noncontrolling interest
1,430
(1,816)
(1,606)
Comprehensive
income
attributable
to Cal
-Maine Foods,
Inc.
$
316,223
$
1,220,814
$
279,001
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
—
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
May
31, 2025
75,061
751
— —
26,567
(85,893)
80,845
2,565,928
(1,007)
5,391
2,566,015
Stock compensation
plan transactions
— — — —
(59)
(1,354)
5,261
— — —
3,907
Repurchase
of Shares
— — — —
1,572
(130,520)
— — — —
(130,520)
Dividends ($
2.458
per share)
Common — — — — — — —
(117,502)
— —
(117,502)
Contributions — — — — — — — — —
979
979
Net income — — — — — — —
316,682
—
1,430
318,112
Other comprehensive
loss, net of tax
— — — — — — — —
(459)
—
(459)
Balance
at
May
30, 2026
75,061
$
751
— $ —
28,080
$
(217,767)
$
86,106
$
2,765,108
$
(1,466)
$
7,800
$
2,640,532
See Notes to
Consolidated
Financial Statements.

Cal-Maine
Foods, Inc.
and Subsidiaries
Consolidated
Statements
of Cash Flows
(in thousands)
Fiscal year
ended
May
30, 2026
May
31, 2025
June 1, 2024
Cash flows
from
operating activities:
Net income $
318,112
$
1,218,232
$
276,282
Adjustments
to reconcile net
income
to net
cash
provided
by operating
activities:
Depreciation
and
amortization
124,342
94,021
80,241
Deferred
income
taxes
67,363
11,570
(9,672)
Stock compensation
expense
5,757
4,527
4,358
Loss on
change
in fair value
contingent
consideration
—
15,000
5,500
Other operating
activities, net
(4,425)
(15,426)
(6,908)
Change
in operating assets
and
liabilities, net of effects
from
acquisitions:
(Increase)
decrease
in trade
receivables
139,753
(104,997)
(27,570)
(Increase)
decrease
in inventories
(34,978)
(12,224)
28,800
Increase
(decrease)
in accounts
payable
and
current accrued
expenses
(8,338)
65,311
9,353
Net change
in income taxes
receivable
and
payable
(94,810)
(45,946)
91,567
Net changes
in other operating
assets
and
liabilities
(33,023)
(5,334)
(553)
Net cash
provided
by operating
activities
479,753
1,224,734
451,398
Cash flows
from
used in investing
activities:
Purchases
of investments
(648,915)
(1,213,593)
(573,565)
Sales of investments
745,240
907,640
358,932
Acquisition
of businesses,
net of
cash
acquired
(427,794)
(116,193)
(53,746)
Acquisition
of Van's
(24,776)
—
—
Investment
in unconsolidated
entities
—
—
(363)
Distributions
from
unconsolidated
entities
3,253
4,050
3,000
Purchases
of property,
plant
and
equipment
(151,220)
(161,255)
(147,116)
Net proceeds
from
disposal of
property,
plant
and
equipment
328
3,882
272
Net cash
used in investing activities
(503,884)
(575,469)
(412,586)
Cash flows
used
in financing
activities:
Principal payments
on long-term
debt
—
(2,481)
—
Principal payments
on finance
lease
—
—
(214)
Purchase
of common
stock by
treasury
(131,124)
(53,953)
(1,688)
Payments
of dividends
(231,622)
(330,290)
(91,856)
Net cash
used in financing
activities
(362,746)
(386,724)
(93,758)
Increase
(decrease)
in cash, cash
equivalents
and
restricted cash
(386,877)
262,541
(54,946)
Cash,
cash
equivalents
and
restricted cash
at
beginning of year
500,419
237,878
292,824
Cash,
cash
equivalents
and
restricted cash
at
end of
year
$
113,542
$
500,419
$
237,878
See Notes
to Consolidated
Financial
Statements.

Cal-Maine
Foods, Inc.
and Subsidiaries
Notes to
Consolidated
Financial
Statements
Note 1 -
Summary of
Significant
Accounting Policies
Nature of Operations
Cal
-Maine Foods,
Inc. (“we,”
“us,”
“our,”
or the
“Company”)
is the
largest
egg
company
in the United
States
(“U.S.”)
and a
leading
player
in
the
egg-based
food
industry.
The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder
—from
conventional
to
specialty,
including
cage-free,
nutritionally
enhanced,
organic,
brown,
pasture
-raised, and
free-range
eggs—
serving both retail and foodservice
customers nationwide. Cal
-Maine Foods also participates
in
the growing prepared foods
sector,
with offerings
such as pre-cooked
egg patties,
omelets,
folded and
scrambled egg
formats,
hard
-cooked eggs, pancakes,
waffles,
and specialty
wraps.
Our branded
portfolio includes
Eggland’s
Best®, Land
O’Lakes®,
Farmhouse
Eggs®, 4Grain®,
Sunups®,
Van’s®,
MeadowCreek
Foods®,
and Crepini®.
We
sell most of
our products
throughout
much of
the U.S.
and aim
to maintain
efficient, state
-of-the-art
operations
located close to our
customers. We
were founded
in
1957 and
are headquartered in Ridgeland,
Mississippi.
Principles of Consolidation
The consolidated
financial statements
include the accounts
of all wholly-owned
subsidiaries
and of majority
-owned subsidiaries
over which
we exercise
control. All
significant intercompany
transactions
and
accounts
have
been eliminated
in consolidation.
Fiscal Year
The
Company’s
fiscal
year
-end is on
the Saturday
closest to May
31.
The fiscal
years ending
on May
30,
2026,
May 31,
2025,
June 1, 2024
each
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
are available
-for-sale investments
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
There was
no
allowance
for credit losses at
May
30, 2026
and
May
31, 2025.
The
cost basis
for realized
gains and
losses on
available
-for-sale securities
is determined
by the
specific identification
method.
Gains and
losses are recognized in other
income (expense)
as “Other,
net”
in the Company’s
Consolidated
Statements
of Income.
Interest
and
dividends
on
securities
classified
as
available
-for-sale
are
recorded
in
“Interest
income
,
net”
in
the
Company’s
Consolidated
Statements
of Income.

Trade Receivables
Trade
receivables
are stated
at
their
carrying
values,
which
include
a reserve
for
credit losses.
At May
30,
2026
and
May
31,
2025, reserves
for credit losses
were $
719
thousand
and $
745
thousand,
respectively.
The Company
extends credit to customers
based
on
an
evaluation
of
each
customer
’s
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
At
May
30,
2026
and
May
31,
2025,
one
customer
accounted
for approximately
26.2
% and
28.1
% of the
Company’s
trade
accounts
receivable, respectively.
Inventories
Inventories of flocks,
feed, supplies, raw materials
and finished
goods are valued
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
brand names
and water
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
11.4
million
and
$
8.0
million at May
30, 2026
and
May
31, 2025,
respectively.
The Captive
maintains
certain levels
of cash
and cash
equivalents
which
are restricted
in use
to secure
the insurer’s
obligations
for workers’ compensation,
auto
liability and general
liability programs.
Restricted
cash was $
6.3
million and
$
1.0
million as of
May
30,
2026
and
May
31,
2025,
respectively,
and
is recorded
within
“Prepaid
expenses
and
other
current
assets
”
in
the
Company’s
Consolidated
Balance
Sheets.
The
Company
also maintains
medical
plans
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
$
26.6
million, $
22.8
million, and
$
23.0
million in fiscal years
2026, 2025, and
2024,
respectively.
The
liability recorded
for incurred
but not
reported
claims
was
$
4.3
million
and
$
3.0
million as
of May
30, 2026,
and
May
31,
2025,
respectively
and
are
classified
within
“Accrued
expenses
and
other
current
liabilities”
in
the
Company’s
Consolidated
Balance
Sheets.
Dividends
Payable
Dividends are
accrued
at the end
of each
quarter according
to the
Company’s
dividend policy
adopted
by its Board
of Directors
(“Board”)
.
The
Company
pays a
dividend to
stockholders
of its
Common
Stock on
a quarterly
basis for
each quarter
for which
the Company
reports net income attributable
to Cal-Maine
Foods, Inc.
,
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
to Cal
-Maine Foods,
Inc., the
Company
will not pay
a dividend
for
a subsequent
profitable
quarter
until the
Company
is profitable on
a cumulative
basis computed
from
the date
of the
most
recent quarter
for which a
dividend was
paid. The dividend
policy is
subject to periodic
review
by the Board.
In accordance
with
our variable
dividend policy,
we will not
pay a cash
dividend to holders
of our Common
Stock with respect
to our fourth
quarter
of fiscal
2026.
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
coupons, volume
-based
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
108.0
million, $
93.5
million, and
$
72.7
million in fiscal
years 2026,
2025, and
2024,
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
the more-likely-than
-not recognition
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

New Accounting Pronouncements and Policies
In December
2023, the
FASB
issued ASU
2023
-09,
Income Taxes
(Topic
740) -
Improvements
to Income Tax
Disclosures
. This
ASU
requires
that
an
entity,
on
an
annual
basis,
disclose
additional
income
tax
information,
primarily
related
to
the
rate
reconciliation
and income
taxes paid.
The
ASU is
intended
to enhance
the transparency
and decision
usefulness
of income
tax
disclosures.
ASU 2023
-09 is
effective
for fiscal
periods
beginning
after
December
15,
2024.
The
Company
has adopted
ASU
2023-09
for the
year
ended
May
30, 2026,
on a
prospective
basis.
See
Note 14 -
Income
Taxes
for additional
disclosures.
In
November
2024,
the
FASB
issued
ASU
2024
-03,
Income
Statement
—
Reporting
Comprehensive
Income
— Expense
Disaggregation
Disclosures
(Subtopic
220-40)
. The objective
of ASU 2024
-03 is to improve
disclosures
about
a public entity’s
expenses,
primarily
through additional
disaggregation
of income
statement
expenses.
Additionally,
in January
2025,
the FASB
further
clarified
the
effective
date
of
ASU
2024
-03 with
the
issuance
of ASU
2025
-01. ASU
2024
-03 is effective
for
annual
periods
beginning
after
December
15,
2026,
and
interim periods
within
annual
reporting periods
beginning
after
December
15,
2027.
Early
adoption
is permitted and
may
be applied
either on a
prospective
or retrospective
basis.
The
Company
is currently
evaluating
the impact
of ASU 2024-03
on its consolidated
financial
statement
disclosures.
There
are no
other new
accounting
pronouncements
issued or effective
during
the fiscal
year
that had
or are expected
to
have
a
material
impact
on our consolidated
financial
statements.
Note 2 – Acquisition
s
Acquisition of Creighton Brothers, LLC
Effective
on
March 2, 2026
, the Company
acquired the shell egg,
egg products,
and prepared
foods assets of
Creighton Brothers
LLC and
including
Crystal Lake
LLC
(“Creighton”).
The acquired
assets
include
commercial
shell egg
production
and grading
with capacity
of approximately
3.2
million layers, including
500
thousand
cage-free layers, and
865
thousand
pullets, a feed mill,
1,007
acres of
land, as
well
as an
egg products and
hard-cooked
egg processing facility located
near
Warsaw,
Indiana.
The
following
table
summarizes
the consideration
paid
for
Creighton
and
the value
of
assets
acquired
and
liabilities
assumed
recognized
at
the acquisition
date
(in thousands):
Cash
consideration
paid
$
128,784
Recognized
amounts
of identifiable
assets
acquired
and
liabilities
assumed
Inventories $
16,504
Prepaid expenses
and
other current
assets
890
Property,
plant
& equipment
101,883
Intangible
assets, net
60
119,337
Accounts
payable
and
other current
liabilities
(553)
Total
identifiable
net assets
118,784
Goodwill
10,000
$
128,784
Inventories consisted
primarily
of flock, feed
ingredients,
packaging, and
egg inventory.
Flock inventory
was valued
at carrying
value
as
management
believes
that
its
carrying
value
best
approximates
its
fair
value.
Feed
ingredients,
packaging
and
egg
inventory
were all valued
based
on market
prices as of
March
2, 2026.

Property,
plant
and
equipment
were
valued
utilizing
the
cost
approach
and
market
approach.
Machinery
and
equipment
were
valued
utilizing
the
cost
approach
which
is
based
on
replacement
or
reproduction
costs
of
the
assets
and
subtracting
any
depreciation
resulting
from physical
deterioration
and/or
functional
or economic
obsolescence.
Land
and
buildings were valued
utilizing
the market
approach
by using a real
estate
valuation.
Goodwill recorded in
connection
with
the Creighton acquisition
is primarily attributable
to improved efficiencies from integrating
the assets
of Creighton
with the
operations
of the
Company.
The Company
recognized goodwill of
$
10.0
million
as a
result of
the acquisition.
Acquisition
of Clean
Egg, LLC
Effective
October 10, 2025
,
the Company
acquired
certain
assets
of Clean
Egg,
LLC (“Clean
Egg”) based
in Langwood,
Texas,
for
approximately
$
23.7
million. The
assets
acquired
included
677
thousand
brown cage-free
and
free-range
layers
and
pullets
and
other
inventory,
machinery
and
equipment
related
to
its
contract
production
and
egg processing
business.
The
Company
recognized
goodwill
of $
10.2
million
as a
result
of
the
acquisition.
The
Company
accounted
for the
acquisition
as
a business
combination.
Acquisition
of Echo
Lake Foods,
LLC
Effective
June 2, 2025
, the Company
acquired Echo
Lake
Foods, LLC and
certain
related
companies
(collectively “Echo
Lake
Foods”).
Echo
Lake
Foods is
based
in Burlington,
Wisconsin
and
produces,
packages,
markets
and
distributes prepared
foods,
including pre-cooked
egg patties,
omelets, folded and
scrambled egg formats,
pancakes and
waffles. The Company
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
securities available
-for-sale
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
bottom
-up and top-down
approach.
The bottom
-up approach
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
Foods acquisition,
within “Selling,
general
and administrative
expenses”
in the
Company’s
Consolidated
Statements
of Income.
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
Deal-Rite
with the operations
of the Company.
The Company
recognized goodwill of $
1.0
million as a
result of the
acquisition.
Acquisition
of ISE America, Inc. Assets
Effective
June 28, 2024
, the
Company
acquired
substantially
all of
the
commercial
shell
egg
production,
processing
and
egg
products
breaking
facilities
of ISE
America,
Inc. and
certain
of its
affiliates
(“ISE”).
The assets
acquired
included
commercial
shell egg production
and processing
facilities with
a capacity
at the time of acquisition
of approximately
4.7
million laying hens,
including
1.0
million cage-free,
and
1.2
million
pullets,
feed
mills,
approximately
4,000
acres of
land,
inventories
and
an
egg
products breaking
facility.
The acquired
assets
also include an
extensive
customer distribution
network across
the Northeast
and
Mid-Atlantic states, and
production
operations
in
Maryland,
New
Jersey,
Delaware and South
Carolina.
The Company
accounted
for the
acquisition
as a
business combination.
The
following
table
summarizes
the
consideration
paid
for
the
ISE
assets
and
the
amounts
of assets
acquired
and
liabilities
assumed
recognized at
the acquisition
date
(in thousands):
Cash
consideration
paid
$
111,521
Recognized
amounts
of identifiable
assets
acquired
and
liabilities
assumed
Inventories $
20,547
Property,
plant
and
equipment
90,572
Intangible
assets
710
111,829
Accounts
payable
and
other current
liabilities
(308)
Total
identifiable
net assets
$
111,521
Inventories consisted
primarily
of flock, feed
ingredients,
packaging, and
egg inventory.
Flock inventory
was valued
at carrying
value
as
management
believes
that
its
carrying
value
best
approximates
its
fair
value.
Feed
ingredients,
packaging
and
egg
inventory
were all valued
based
on market
prices as of
June 28,
2024.
Property,
plant
and
equipment
were valued
utilizing
the cost
approach
which is based
on replacement
or reproduction
costs
of
the assets
and
subtracting
any
depreciation
resulting from physical
deterioration
and/or
functional
or economic
obsolescence.
Intangible assets
consisted
primarily
of customer lists
acquired. Customers
lists were valued
using the income
method
approac
h.
Other Acquisitions
and Investments
Effective
May 12, 2026
,
the Company
acquired certain assets of Van’s
Foods business of Sara Lee Frozen Bakey,
LLC (“Van’s”)
for approximately
$
24.8
million. The assets acquired included trademarks
and trade names, customer
networks and inventory and
will
support
our
prepared
foods
segment
and
deliver
greater
value
across
the
supply
chain.
The
Company
accounted
for the
acquisition
as an
asset
acquisition.
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
available
-for-sale
as
of
May
30,
2026
and
May
31,
2025
(in
thousands):
May
30, 2026
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair
Value
Municipal bonds $
12,362
$
4
$
—
$
12,366
Commercial
paper
42,562
—
16
42,546
Corporate
bonds
569,137
—
742
568,395
Certificates
of deposits
3,226
—
6
3,220
US government
and
agency
obligations
153,172
—
187
152,985
Treasury
bills
37,334
—
6
37,328
Total
current investment
securities
$
817,793
$
4
$
957
$
816,840
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
May
30, 2026
are as
follows (in thousands):
Estimated
Fair Value
Within one
year
$
474,328
1-5 years
342,512
Total $
816,840
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
The carrying
amount
approximates
fair value
due to
the short
maturity
of these
instruments.
Assets and
Liabilities
Measured
at Fair Value
on a Recurring
Basis
In accordance
with the fair value
hierarchy
described
above,
the following
table
shows the fair
value
of our
financial assets
and
liabilities
that are required
to be measured
at fair value on a recurring
basis as of May
30, 2026 and
May 31, 2025 (in thousands
):
May
30, 2026
Level 1 Level 2 Level 3 Balance
Investment
securities available
-for-sale
Municipal bonds $
—
$
12,366
$
—
$
12,366
Commercial
paper
—
42,546
—
42,546
Corporate
bonds
—
568,395
—
568,395
Certificates
of deposits
—
3,220
—
3,220
US government
and
agency
obligations
—
152,985
—
152,985
Treasury
bills
—
37,328
—
37,328
Total
investment
securities available
-for-sale
measured
at
fair value
$
—
$
816,840
$
—
$
816,840
Liabilities
Contingent
consideration
—
—
21,500
21,500
Total
liabilities measured
at
fair value
$
—
$
—
$
21,500
$
21,500
May
31, 2025
Level 1 Level 2 Level 3 Balance
Investment
securities available
-for-sale
Municipal bonds $
—
$
21,698
$
—
$
21,698
Commercial
paper
—
90,830
—
90,830
Corporate
bonds
—
431,508
—
431,508
Certificates
of deposits
—
5,194
—
5,194
US government
and
agency
obligations
—
240,395
—
240,395
Treasury
bills
—
103,083
—
103,083
Total
investment
securities available
-for-sale
measured
at
fair value
$
—
$
892,708
$
—
$
892,708
Liabilities
Contingent
consideration
—
—
21,500
21,500
Total
liabilities measured
at
fair value
$
—
$
—
$
21,500
$
21,500
Investment
securities – available
-for-sale are all classified
as Level 2 and
consist of
securities with maturities
of three
months
or
longer
when
purchased.
We
classified
these
securities
as
current
because
amounts
invested
are
readily
available
for
current
operations.
Observable
inputs for
these securities
are yields, credit
risks, default
rates, and
volatility.
Contingent
consideration
classified
as Level
3 consists
of the
potential
obligation
to pay
an
earnout
to Fassio
Egg Farms,
Inc.
(“Fassio”)
contingent
on the
acquired
business
meeting
certain
return
on
profitability
milestones
over
a
three-year
period
that
commenced
on the date
of the
acquisition
in the second
quarter
of fiscal
2024.
The fair value
of the
contingent
consideration
is
estimated
using a discounted
cash flow
model. Key
assumptions
and unobservable
inputs that require
significant
judgment
used
in the
estimate
include weighted
average
cost of
capital,
egg
prices,
projected
revenue
and
expenses
over the
period
for
which
the
contingent
consideration
is
measured,
and
the
probability
assessments
with
respect
to
the
likelihood
of
achieving
the
forecaste
d
projections.

The following
table
shows the
beginning
and
ended
balances
in fair value
for the
contingent
consideration:
Fassio Contingent
Consideration
Balance,
June 4, 2023
$
—
Acquisition
of Fassio
1,000
Fair value
adjustments
5,500
Balance,
June 1, 2024
6,500
Fair value
adjustments
15,000
Balance,
May
31, 2025
21,500
Fair value
adjustments
—
Balance,
May
30, 2026
$
21,500
At May
30, 2026, the contingent
consideration
is recorded
with accrued
expenses and
other current
liabilities in the consolidated
balance
sheets.
Adjustments
to
the
fair
value
of
contingent
consideration
are
recorded
within
the
selling,
general
and
administrative
expenses
in the consolidated
statements
of income.
Note 5 -
Inventories
Inventories
consisted
of the
following (in thousands):
May
30, 2026
May
31, 2025
Flocks, net
of amortization
$
192,673
$
166,507
Feed and
supplies
84,769
65,192
Raw materials
and
finished goods
inventory
97,823
63,971
$
375,265
$
295,670
We
grow and
maintain flocks of layers
(mature female
chickens), pullets
(female chickens
under 18 weeks
of age), and
breeders
(male and
female
chickens used
to produce
fertile eggs
to hatch
for egg production
flocks).
Our
total flock
at May 30,
2026 and
May 31,
2025, consisted
of approximately
14.1
million and
11.5
million
pullets and
breeders
and
50.0
million
and
48.3
million
layers,
respectively.
The Company
expensed
amortization
and
mortality
associated
with the flocks
to cost
of sales
as follows (in thousands):
May
30, 2026
May
31, 2025
June 1, 2024
Amortization $
205,041
$
196,248
$
198,298
Mortality
11,170
10,619
10,640
Total
flock costs
charged
to cost
of sales
$
216,211
$
206,867
$
208,938
Note 6 -
Property,
Plant and Equipment
Property,
plant
and
equipment
consisted
of the
following (in thousands):
May
30, 2026
May
31, 2025
Land
and
improvements
$
176,243
$
158,627
Buildings and
improvements
835,670
722,552
Machinery
and
equipment
1,085,789
876,024
Construction
-in-progress
207,006
148,621
2,304,708
1,905,824
Less: accumulated
depreciation
986,373
879,140
$
1,318,335
$
1,026,684
Depreciation
expense was $
116.6
million, $
91.1
million and
$
77.2
million in the fiscal years ended
May 30, 2026, May
31, 2025,
and
June 1, 2024,
respectively.

Note 7 -
Investment
in Unconsolidated
Entities
As of May
30, 2026 and
May 31,
2025,
the Company
owned
50
% of Specialty
Eggs,
LLC (“Specialty
Eggs”) and
of Southwest
Specialty
Eggs,
LLC (“Southwest
Specialty
Eggs”),
which are
accounted
for using the equity
method
of accounting.
Specialty
Eggs owns the Egg-Land’s
Best franchise
for most of Georgia and
South Carolina,
as well as a portion
of western North Carolina
and eastern
Alabama.
Southwest Specialty Eggs
owns the Egg-Land’s
Best franchise
for Arizona, southern
California and
Clark
County,
Nevada
(including Las Vegas).
Equity
method
investments
are
included
in
“Other
assets”
in
the
accompanying
Consolidated
Balance
Sheets
and
totaled
$
5.6
million and
$
10.3
million at May
30, 2026
and
May
31, 2025,
respectively.
Equity in income (loss) of unconsolidated
entities of a $
1.3
million loss, $
6.2
million income,
and $
1.4
million income from these
entities
has
been included
in
“Other,
net” in
the
accompanying
Consolidated
Statements
of Income
for fiscal
2026,
2025,
and
2024,
respectively.
The following
relates to
the Company’s
transactions
with these unconsolidated
affiliates
(in thousands):
For the
fiscal year
ended
May
30, 2026
May
31, 2025
June 1, 2024
Sales to unconsolidated
entities
$
76,130
$
110,106
$
100,553
Purchases
from
unconsolidated
entities
75,031
76,167
63,916
Distributions
from
unconsolidated
entities
3,253
4,050
3,000
May
30, 2026
May
31, 2025
Accounts
receivable
from
unconsolidated
entities
$
5,224
$
5,090
Accounts
payable
to unconsolidated
entities
955
613
Note 8 -
Goodwill and
Other Intangible
Assets
Goodwill
During the
fourth
quarter of
fiscal 2026,
the Company
transitioned
into its new reporting
structure which
resulted
in changes
to
the Company’s
operating segments and
reporting units.
The goodwill of the Company’s
historical reporting units were reallocat
ed
to the
new reporting
units on a
relative fair
value
basis as
of the date
of the reorganization.
The
Company
assessed
goodwill for
impairment
immediately
before and
immediately
after the
reorganization
and concluded
that
there was no
goodwill impairment.
For
more information
regarding the
changes
to
our
reportable
segments
in
the fourth
quarter
of fiscal
2026,
refer to
Note 15 –
Segment Reporting
.
The changes
in the carrying amount
of goodwill were (in thousands):
Consolidated
Business
Conventional
Shell Eggs
Specialty
Shell
Eggs
Prepared
Foods
Total
Balance
June 1, 2024
$
45,776
$ — $ — $ — $
45,776
Additions
1,000
— —
1,000
Balance
May
31, 2025
46,776
— — —
46,776
Additions
50,283
— — —
50,283
Balance
March
2, 2026
97,059
— — —
97,059
Goodwill
reallocation
(97,059)
13,790
53,163
30,106
—
Balance
May
30, 2026
$
—
$
13,790
$
53,163
$
30,106
$
97,059

Intangible
Assets
The carrying
amounts
for indefinite-lived
intangibles consisted
of the
following (in thousands):
May
30, 2026
May
31, 2025
Brand
name
$
14,526
$ —
Water
rights
2,942
2,942
Total $
17,468
$
2,942
During
fiscal
2026,
the
Company
purchased
the
Van’s
brand
name
as
part
of
the
asset
acquisition.
This
intangible
asset
is
classified
as an
indefinite-lived brand
name.
Intangible
assets, net,
subject
to amortization,
consisted
of the
following (in
thousands):
Franchise rights
Customer
relationships
Other intangibles Total
Balance
June 1, 2024
$
11,787
$
608
$
659
$
13,054
Additions —
700
619
1,319
Amortization
(1,596)
(353)
(209)
(2,158)
Balance
May
31, 2025
10,191
955
1,069
12,215
Additions —
40,000
10,212
50,212
Amortization
(1,595)
(3,555)
(1,615)
(6,765)
Balance
May
30, 2026
$
8,596
$
37,400
$
9,666
$
55,662
For
intangible
assets
subject
to
amortization,
the
gross
carrying
amounts
and
accumulated
amortization
are
as
follows
(in
thousands):
May
30, 2026
May
31, 2025
Gross carrying Accumulated Gross carrying Accumulated
amount amortization amount amortization
Amortizable
intangible
assets:
Franchise rights $
27,979
$
(19,383)
$
29,284
$
(19,093)
Customer
relationships
41,700
(4,300)
1,700
(745)
Other intangibles
11,981
(2,315)
1,769
(700)
Total $
81,660
$
(25,998)
$
32,753
$
(20,538)
No significant
residual value is estimated
for these intangible assets.
Aggregate amortization
expense for fiscal years 2026,
2025,
and 2024
totaled $
6.8
million, $
2.2
million and $
2.2
million, respectively.
Amortization
expenses is classified in “Selling,
general
and
administrative
expenses
”
in the accompanying
Consolidated
Statements
of Income.
The
following
table
presents
the
total
estimated
amortization
expense
of
intangible
assets
for
the
five
succeeding
years
(in
thousands):
For fiscal year
Estimated
amortization
expense
2027 $
7,735
2028
7,665
2029
7,602
2030
7,512
2031
6,351
Thereafter
18,797
Total $
55,662

Note 9 -
Employee
Benefit Plans
KSOP
The
Company
maintains
a
KSOP covering
substantially
all employees
(the
“Plan”).
The
Company
contributes
3
% of
eligible
compensation,
plus discretionary
amounts,
with
contributions
vesting
immediately.
Cash
contributions
to
the
Plan
were
$
7.0
million,
$
5.5
million and
$
4.3
million
in
fiscal
2026,
2025,
and
2024,
respectively.
The Plan
purchases
Company
stock in the
open
market
using Company
contributions
and
dividends.
Deferred Compensation
and Other Postretirement
Plans
The Company
maintains several
deferred
compensation
and other postretirement
plans for
certain
officers
and a
select group
of
management
and
highly compensated
employees of
the Company.
The liability
recorded
related
to
these
agreements
was
$
6.7
million and
$
4.1
million at
May 30,
2026
and May
31, 2025,
respectively
and is classified
within “Accrued
expenses
and other
current
liabilities”
and
“Other
liabilities”
in
the Company’s
Consolidated
Balance
Sheets. The
related
expense
for these
plans
was $
1.1
million, $
1.5
million and
$
1.2
million in fiscal 2026,
2025
and
2024,
respectively.
Note 10
- Credit Facility
For
fiscal
years
2026,
2025
and
2024,
interest
expense
was
$
556
thousand,
$
612
thousand
and
$
549
thousand,
respectively,
primarily
related
to commitment
fees on
the Credit Facility described
below.
On November 15, 2021,
we entered into an Amended
and Restated
Credit Agreement (as amended,
the “Credit Agreement”) with
a five-year
term, expiring
November
15, 2026. The
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
May 30,
2026 or May
31, 2025 or during
fiscal 2026
or fiscal
2025. The Company
had $
5.9
million of outstanding
standby
letters of credit issued under
the Credit Facility
at
May
30, 2026
.
On May
26,
2023, we
entered
into the
First Amendment
(the “First
Amendment”)
to the
Credit
Agreement,
which replaced
the
London Interbank
Offered Rate
interest rate benchmark
with the secured overnight
financing rate
as administered
by the Federa
l
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
of additiona
l
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
securing the Credit Faci
lity.
Further,
under the
terms
of the
Credit
Agreement,
payment
of dividends
under the
Company
’s current dividend
policy of
one-
third of the
Company
’s net income,
computed
in accordance
with
GAAP,
and payment
of other dividends or
repurchases
by the
Company
of its capital
stock is allowed,
as long
as after
giving effect
to such
dividend
payments
or repurchases
no default
has
occurred and
is continuing
and the sum
of cash
and cash
equivalents
of the Company
and its subsidiaries
plus availability
under
the Credit Facility
equals
at
least $
50
million.
At May
30, 2026,
we were in compliance
with the covenant
requirements
of the
Credit Agreement.
Note 11 - Equity
On April
14, 2025,
all
4.8
million shares
of Class
A
Common
Stock were
converted
into
Common
Stock. Upon
the conversion
of the
Class A Stock, the
Company
was no longer a
controlled company
under the
rules of The Nasdaq
Stock Market.
On February
25, 2025,
the Board
approved
a $
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
The Company
repurchased
1,571,950
and
551,876
shares during fiscal
2026 and
2025, respectively,
under the
share repurchase
program.
As of May
30, 2026, the
Company
had remaining authorization
to purchase up to
$
320.7
million under
the repurchase
program.
Authorized
preferred
stock
consists
of
10,000,000
shares,
with
a
par
value
of
$
0.01
,
of
which
no
shares
were
issued
and
outstanding
as of
May
30, 2026
and
May
31, 2025.
Note 12
- Net Income per
Common
Share
Basic net income per
share attributable
to Cal-Maine
Foods, Inc. is based
on the weighted average
shares of Common
Stock (and
when they were outstanding,
shares of Class A
Common
Stock) outstanding. All shares of Class A Common
Stock were
converted
into Common
Stock on April 14, 2025.
Diluted
net income
per share attributable
to Cal-Maine
Foods, Inc.
is based on
weighted-
average
Common
Stock outstanding
during the relevant
period adjusted
for the
dilutive effect
of share
-based
awards.

The following
table provides a reconciliation
of the numerators
and denominators
used to determine basic and
diluted net income
per common
share attributable
to Cal-Maine
Foods, Inc.
(amounts
in thousands,
except
per share
data):
May
30, 2026
May
31, 2025
June 1, 2024
Numerator
Net income $
318,112
$
1,218,232
$
276,282
Less: Net income
(loss) attributable
to noncontrolling
interest
1,430
(1,816)
(1,606)
Net income
attributable
to Cal
-Maine Foods,
Inc.
$
316,682
$
1,220,048
$
277,888
Denominator
Weighted-average
common
shares outstanding,
basic
47,650
48,719
48,717
Effect
of dilutive securities
of restricted
shares
131
172
156
Weighted-average
common
shares outstanding,
diluted
47,781
48,891
48,873
Net income
per common
share attributable
to Cal
-Maine Foods,
Inc.
Basic $
6.65
$
25.04
$
5.70
Diluted $
6.63
$
24.95
$
5.69
Note 13
– Stock-Based
Compensation
The
Company’s
stock-based
compensation
plan,
the Amended
and Restated
Cal
-Maine Foods,
Inc. 2012
Omnibus Long
-Term
Incentive
Plan (the
“LTIP
Plan”),
provides
for
the granting
of equity
-based
awards
such as
restricted
stock,
performance
stock
units and
stock options
.
Awards
may
be granted under
the LTIP
Plan to any employee,
any non
-employee member
of the Board,
and
any
consultant
who
is a
natural
person
and
provides
services to
us or
one
of
our
subsidiaries
(except
for
incentive
stock
options,
which may
be granted
only
to our
employees).
As of
May
30,
2026,
the total
number
of shares
available
for issuance
was
719,234
, and
may
be authorized
but unissued
shares or
treasury
shares. Common
Stock issued
from
treasury
shares under
the plan
was
89,867
shares,
47,700
shares and
86,803
shares for
fiscal 2026,
2025
and
2024,
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
over the
vesting period.
Forfeitures
are recognized
as they
occur.
Total
stock-based
compensation
expense related to
the restricted
stock was
$
5.3
million,
$
4.5
million and
$
4.4
million in
fiscal
2026,
2025
and
2024,
respectively.
Our unrecognized
compensation
expense as
a result
of non-vested
shares was
$
9.0
million at
May 30,
2026
and $
8.0
million at
May
31, 2025
.
The
unrecognized
compensation
expense
will
be
amortized
to stock
compensation
expense
over a
period
of
2.1
years.

A summary
of our
activity
and
related
information
for our restricted
stock is as follows:
Number of
Shares
Weighted
Average
Grant
Date Fair Value
Outstanding,
June 1, 2024
277,954
$
49.38
Granted
47,700
109.97
Vested
(108,058)
41.32
Forfeited
(4,879)
54.86
Outstanding,
May
31, 2025
212,717
$
66.93
Granted
89,867
76.47
Vested
(88,519)
55.61
Forfeited
(5,063)
83.85
Outstanding,
May
30, 2026
209,002
$
75.42
Performance-Based
Long-Term
Incentive
Awards
Effective
June
1, 2025,
the
Company
implemented
a new
performance
-based long-term
incentive
award
under
our
executive
compensation
program,
which provides
for
awards
of performance
share units
(“PSUs”)
to certain
key
executives.
Pursuant
to
these awards,
certain
officers have
the opportunity
to receive
Common
Shares after
a three-year
performance
period contingent
on (a)
the executive’s
continued
service
through the
performance
period, except
as otherwise
provided
in the
award agreement,
and
(b)
the
Company’s
achievement
of specific
performance
goals tied
to
the
following
two equally
weighted
measures:
the
Company’s
cumulative
adjusted
EBITDA and relative total stockholder
return compared
to a peer group. Depending
on the level
of achievement
of these two
measures
over
the performance
period, the PSUs
will pay
out between
0
% and
150
% of the
target
award.
Total
compensation
expense
as a
result of the
performance-based
program
was $
387
thousand
in fiscal 2026.
Our unrecognized
compensation
expense as a result
of non-vested
shares in
the performance-based
program was $
779
thousand
at May 30, 2026
.
The unrecognized compensation
expense will be amortized
to stock compensation
expense over a period
of
2.0
years.
A summary
of our
activity
and
related
information
for our
performance-based
awards
is as follows:
Number of
Shares
Weighted
Average
Grant
Date Fair Value
Outstanding,
May
31, 2025
—
$
—
Granted
9,260
101.95
Outstanding,
May
30, 2026
9,260
$
101.95

Note 14
- Income Taxes
Income
Tax
Provision
The components
of our
income
tax
provision (benefit)
were (in thousands):
Fiscal year
ended
May
30, 2026
May
31, 2025
June 1, 2024
Current:
Federal $
29,749
$
312,000
$
83,721
State
(4,220)
61,340
9,640
25,529
373,340
93,361
Deferred:
Federal
59,739
12,703
(7,371)
State
7,624
(1,133)
(2,301)
67,363
11,570
(9,672)
Total
income
tax
provision
$
92,892
$
384,910
$
83,689
Deferred Taxes
The tax
effects
of significant
temporary
differences
creating deferred
tax
assets
and
liabilities
were (in thousands):
May
30, 2026
May
31, 2025
Deferred
tax
assets:
Accrued
expenses
$
3,985
$
3,620
State
operating
loss carryforwards
2
6
Other comprehensive
income
913
770
Right of
use - asset
3,334
234
Other
12,969
13,239
Total
deferred
tax
assets
21,203
17,869
Deferred
tax
liabilities:
Property,
plant
and
equipment
$
(180,377)
$
(128,789)
Inventories
(49,478)
(35,041)
Investment
in affiliates
(1,618)
(2,205)
Right of
use - liability
(3,358)
(240)
Other
(8,244)
(6,245)
Total
deferred
tax
liabilities
(243,075)
(172,520)
Net deferred
tax
liabilities
$
(221,872)
$
(154,651)
The company
had income tax
net operating loss carryforwards
related to its
state operations
of approximately
$
96
thousand as of
May
30, 2026.
The loss carryforwards
are not
subject
to expiration.
On July 4, 2025,
H.R. 1, informally known
as the One Big Beautiful
Bill Act ("The Tax
Act"), was enacted.
The Tax Act extends
and makes
permanent
several key
provisions of
the Tax
Cuts and
Jobs Act of
2017
previously set to
expire as of
December
31,
2025. The impacts
of the Tax Act are
reflected in our
results for
the year ended May
30, 2026,
and had
no material impact
on our
income
tax
expense
or effective
tax
rate.
Reconciliation
of the U.S. Federal
Statutory Rate
to the
Effective
Rate
The
Company
has
elected
to
prospectively
adopt
the
guidance
in ASU 2023
-09,
Income
Taxes
(Topic
740):
Improvements
to
Income
Taxes
Disclosures
. The
following table
is a
reconciliation
of the
U.S. federal
statutory
tax rate
to the
total
effective
tax
rates for
the year
ended
May
30, 2026
in accordance
with the guidance
in ASU
2023-09
(in thousands):

Fiscal year
end May
30, 2026
Amount Percent
U.S. federal
statutory
tax
rate
$
86,226
21.0
%
State
and
local income
taxes*
4,290
1.1
Tax
credits
(251)
(0.1)
Nontaxable
or nondeductible
items
2,627
0.7
Provision for
income
taxes
$
92,892
22.7
%
*State taxes
in
Georgia, Florida,
Mississippi, and
Texas
made up the majority (greater than
50%) of the tax effect
in
this category.
The following
table
is a reconciliation
of the
U.S.
federal statutory
tax rate to the
total effective
tax rate for
the years
ended May
31, 2025
and
June 1, 2024
in accordance
with guidance
prior to the adoption
of ASU 2023-09
(in thousands):
Fiscal year
end
May
31, 2025
June 1, 2024
Statutory
federal
income
tax
$
337,042
$
75,931
State
income
taxes,
net
47,169
5,798
Other,
net
699
1,960
$
384,910
$
83,689
Income
Tax
Payments
The following
table is a summary
of income taxes
paid (net of refunds) by jurisdiction
pursuant
to the disclosure requirements
of
ASU 2023-09
for the
year
ended
May
30, 2026
(in thousands):
Fiscal year
end
May
30, 2026
Federal $
89,583
State
30,344
Income
tax
payments
$
119,927
We
paid
income
taxes, net
of refunds,
of $
119.9
million, $
426.2
million, and
$
35.1
million during
fiscal
years 2026,
2025,
and
2024,
respectively.
As of May
30, 2026,
we had
no
significant unrecognized
tax benefits.
We
accrued
and paid
no
interest or penalties
during
2026
or 2025
related
to uncertain
tax
positions.
We
are subject
to income
tax
in many
jurisdictions
within
the U.S.
We
are
currently
not
under
audit
by the
Internal
Revenue
Service
or
by
any
state
and
local
tax
authorities.
Tax
periods
for
all
years
beginning
with
fiscal
year
2021
remain
open
to
examination
by federal
and
state
taxing jurisdictions
to which we are subject.
Note 15
– Segment
Reporting
The Company
previously managed
its
business
as
one
operating
and reportable
segment.
Effective
in the
fourth quarter
of 2026,
the
Company
revised its
internal
reporting
to
change
the
manner
in which
its
business
is managed,
which reflects
a
focus
on
managing
operations
based on
the Company’s
product categories
rather
than
on a
consolidated
basis.
As a result,
the Company
identified
three
reportable
segments:
Conventional
Shell
Eggs,
Specialty
Shell
Eggs,
and
Prepared
Foods.
The
Company’s
remaining
operations
,
which
include
co-pack
shell eggs,
egg products,
hard
-cooked
eggs and
other
business
activities,
are not
reportable segments,
as defined by
the applicable accounting
standard
.
All
prior fiscal year
periods
have been
recast to reflect the
new reportable
segments
.
Conventional
Shell Eggs
The
Conventional
Shell
Eggs
segment
consists
primarily
of
the
production,
grading,
packaging,
marketing
and
distribution
of shell eggs
sold as conventional
shell eggs, which includes our
brands
Sunups® and Sunny Meadow®.

Specialty
Shell Eggs
The Specialty
Shell Eggs
segment
consists
primarily
of the production,
grading,
packaging, marketing
and distribution
of shell eggs sold as cage
-free, nutritionally
enhanced,
organic, brown, pasture
-raised and free-range
eggs. This segment
includes
our
brands
Farmhouse
Eggs
® and 4Grain®
as well
as
branded
products
from
our membership
of Eggland’s
Best, Inc. cooperative
which includes
Egg-Land’s
Best®
and
Land O’ Lakes®.
Prepared
Foods
The
Prepared
Foods
segment
consists
primarily
of the
production
,
packaging,
marketing
and
distribution
of
prepared
foods
offerings
such
as
pre-cooked
egg
patties,
omelets,
folded
and
scrambled
egg
formats
,
pancakes,
waffles,
and
specialty
wraps.
This segment
includes
our brands
Van
’s®
and
Crepini®.
The Company’s
operating segment
s
are determined
on the
basis of our organizational
structure and
information
that
is regularly
reviewed
by our Chief
Operating
Decision
Maker
(“CODM”).
The Company’s
CODM
is Sherman
Miller,
President
and Chief
Executive
Officer.
Segment
income
is
utilized
during
our
forecasting
process
to
assess
profitability,
strategic
initiatives
and
capital
investments.
The
CODM
primarily
compares
actual
performance
of segment
sales and
segment
income
to
prior period
results and
periodic forecasts
to assist with assessing
performance
and
deciding how to allocate
resources.
The accounting
policies of the segments are generally the same
as those presented in
Note 1 - Summary of Significant Accounting
Policies
.
Segment SG&A represents
direct costs
associated
with
each segment
for
mar
keting, delivery and employee
costs.
Other
– segment
income
represents
the total
segment
income
from other
operating
segments
such
as co-pack
shell egg,
egg products,
hard
-cooked
eggs and
other business
activities
that
do not
individually
meet
the quantitative
thresholds for
separate
disclosure.
Unallocated
Corporate
SG&A
represents
overhead
such
as
corporate
payroll
related
expenses,
legal
and
professional
fees,
amortization
and
other expenses
that
are not
used to
measure
segment
income
and
is managed
at
the corporate
office.
Intersegment
sales represent
sales between segments
as part of our vertical integration.
Intersegment
sales from the Conventional
and
Specialty
Shell
Egg
segments
are
primarily
sales
related
to
our
non-reportable
egg
products
or
hard
-cooked
segments.
Conventional
and Specialty
Shell Egg intersegment
sales are transferred
at discounted
fixed rates
to account
for undergrad
es and
yield loss,
market
rates, or at
production
costs.
The Company
does not report total assets by segment as operations
are highly
integrated,
and assets
are shared amongst
segments.
The CODM does
not assess
performance
or allocate
resources based
on segment
assets.
Segment results, including
the significant expense
categories regularly provided
to the CODM, are provided below (in thousand
s):
Fiscal year
ended
May
30, 2026
Conventional
Shell Eggs
Specialty
Shell
Eggs
Prepared
Foods
Total
Reportable
Segments
Net sales
- external
customers
$
1,309,557
$
1,049,228
$
244,802
$
2,603,587
Intersegment
sales
38,519
21,230
—
59,749
Total
segment
sales
1,348,076
1,070,458
244,802
2,663,336
Segment COGS
1,059,179
777,920
185,370
2,022,469
Segment SG&A
72,256
110,994
25,550
208,800
Segment income $
216,641
$
181,544
$
33,882
$
432,067
Other - segment
income
19,044
Unallocated
corporate
SG&A
(108,353)
Gain on involuntary
conversions
8,819
Loss on
disposal of
fixed assets
(1,391)
Operating
income
350,186
Other income,
net
60,818
Income
before
income
taxes
$
411,004

Fiscal year
ended
May
31, 2025
Conventional
Shell Eggs
Specialty
Shell
Eggs
Prepared
Foods
Total
Reportable
Segments
Net sales
- external
customers
$
2,703,502
$
1,126,601
$
4,050
$
3,834,153
Intersegment
sales
52,357
28,350
—
80,707
Total
segment
sales
2,755,859
1,154,951
4,050
3,914,860
Segment COGS
1,393,212
717,411
4,511
2,115,134
Segment SG&A
72,644
103,938
1,658
178,240
Segment income $
1,290,003
$
333,602
$
(2,119)
$
1,621,486
Other - segment
income
42,091
Unallocated
corporate
SG&A
(127,141)
Loss on
involuntary
conversions
(156)
Gain on disposal
of fixed
assets
259
Operating
income
1,536,539
Other income,
net
66,603
Income
before
income
taxes
$
1,603,142
Fiscal year
ended
June 1, 2024
Conventional
Shell Eggs
Specialty
Shell
Eggs
Total
Reportable
Segments
Net sales
- external
customers
$
1,226,903
$
863,297
$
2,090,200
Intersegment
sales
20,389
10,322
30,711
Total
segment
sales
1,247,292
873,619
2,120,911
Segment COGS
970,031
648,236
1,618,267
Segment SG&A
63,560
89,188
152,748
Segment income $
213,701
$
136,195
$
349,896
Other - segment
income
33,566
Unallocated
corporate
SG&A
(94,516)
Gain on involuntary
conversions
23,532
Loss on
disposal of
fixed assets
(26)
Operating
income
312,452
Other income,
net
47,519
Income
before
income
taxes
$
359,971
The following
table
shows the reconciliation
of net
sales to consolidated
results (in thousands):
Fiscal Year
Ended
May
30, 2026
May
31, 2025
June 1, 2024
Total
reportable
segments
$
2,603,587
$
3,834,153
$
2,090,200
Other - segment
sales
308,045
427,732
236,243
Total
consolidated
net sales
$
2,911,632
$
4,261,885
$
2,326,443
Other
– segment
sales
represent
sales
from
our
non-reportable
segments
which
includes
co-pack
shell egg
sales,
egg
product
sales, hard
-cooked
eggs and other
business activities.

Revenue primarily
derives from
sales
throughout
the U.S.
The following
table
provides
revenue
disaggregated
by segment
and
by sales channel
(in thousands):
Fiscal year
May
30, 2026
Retail Foodservice Other Total
Conventional
Shell Egg
$
1,099,245
$
193,614
$
16,698
$
1,309,557
Specialty
Shell Egg
952,556
92,343
4,329
1,049,228
Prepared
Foods
92,031
104,157
48,614
244,802
Other - segment
sales
245,415
60,269
2,361
308,045
$
2,389,247
$
450,383
$
72,002
$
2,911,632
Fiscal year
May
31, 2025
Retail Foodservice Other Total
Conventional
Shell Egg
$
2,247,913
$
424,133
$
31,456
$
2,703,502
Specialty
Shell Egg
1,022,253
98,508
5,840
1,126,601
Prepared
Foods
4,050
—
—
4,050
Other - segment
sales
337,489
89,347
896
427,732
$
3,611,705
$
611,988
$
38,192
$
4,261,885
Fiscal year
June 1, 2024
Retail Foodservice Other Total
Conventional
Shell Egg
$
1,007,282
$
210,423
$
9,198
$
1,226,903
Specialty
Shell Egg
835,826
25,879
1,592
863,297
Other - segment
sales
198,943
36,972
328
236,243
$
2,042,051
$
273,274
$
11,118
$
2,326,443
Retail customers
include
primarily
national
and regional grocery
store chains,
club
stores, and
companies
servicing independent
supermarkets
in
the
U.S.
Foodservice
customers
include
primarily
companies
that
sell
food
products
and
related
items
to
restaura
nts, healthcare
and
education
facilities and
hotels.
Our largest
customer,
Walmart
Inc. (including
Sam’s Club)
accounted
for
30.0
%,
33.6
% and
34.0
% of net sales dollars
for fiscal
2026,
2025,
and
2024,
respectively.
Note 16
- Commitments
and Contingencies
In re Shell
Eggs Litigation
Since
November
2025,
the
Company
has
been
named
as
a
defendant
in
several
lawsuits
filed
in
federal
courts
alleging
substantially
identical claims,
including:
(1) the
following lawsuits
in the
Southern
District of
Indiana:
(a) King Kullen
Grocery
Co., Inc. v. Cal
-Maine Foods, Inc.,
et al., Case No. 1:25
-cv-2274, (b) Nineteenseventynine
LLC d/b/a
The Breakfast
Joynt v. Cal-
Maine
Foods, Inc.,
et
al., Case
No. 1:25
-cv-2301, (c)
Taylor
Egg Products,
Inc. v.
Cal
-Maine Foods,
Inc., et
al., Case
No. 1:25-
cv-2554,
(d) Hudson
v.
Cal
-Maine Foods,
Inc. et al.,
Case
No. 1:25
-cv-02573, (e) Brandon
Huyler v.
Cal
-Maine Foods,
Inc.,
et
al., Case No. 1:26
-cv-00135, and
(f) Gloria
Emery,
Carol Goldberg,
and Casey
Whalen v. Cal
-Maine Foods, Inc.,
et al., Case No.
1:26-cv-00135;
(2) the
following
lawsuits
in the
Northern
District
of
Illinois: (a)
Birchmans
Parisian,
LLC (d/b/a
Lisciandro's
Restaurant)
v. Cal
-Maine Foods,
Inc.,
et al., Case
No.
1:25
-cv-14030, (b)
Phil-N-Cindy's
Lunch,
Inc. v.
Cal
-Maine Foods,
Inc.,
et al., Case
No. 1:25
-cv-14082, (c) Yell
-O-Glow
Corporation
v.
Cal
-Maine Foods,
Inc., et
al., Case
No. 1:25
-cv-15084, and
(d)
Tariq
Habash,
Delia Govea, Andrew
Phillips,
and
Catalina
Torres v.
Urner
Barry
Publications,
Inc.,
Cal
-Maine Foods,
Inc.,
et
al., Case
No.
1:25
-cv-14112;
(3) the following
lawsuits
in the
Western
District
of Wisconsin:
(a) Matthew
Edlin v.
Cal
-Maine
Foods, Inc.,
et al., Case No. 3:25
-cv-946, and (b) India Price, Lakia Session,
and Karen Solomon
v. Cal
-Maine Foods,
Inc., et al.,
Case
No.
3:25
-cv-1016;
and (4)
a
lawsuit in
the Western
District
of Missouri:
Ryan
v. Cal
-Maine Foods,
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
state
antitrust
and
consumer
protection
statutes.

On February
10, 2026,
the
Joint
Panel on
Multidistrict
Litigation
issued a
Transfer
Order,
consolidating
the above
actions and
transferring
them to the Western
District of Wisconsin
for pre-trial proceedings.
An initial judicial
management
conference took
place
on May
8,
2026,
where
the court
entered
an
initial
case
management
order, setting
forth
deadlines
for
the
consolidated
complaints
and initial
briefing
to be filed.
No discovery
has taken
place in any of
the actions.
The Company
disputes plaintiffs’
allegations
in each
of these
actions
and
intends to
vigorously defend
itself in these actions.
Civil Investigative
Demand
In March
2025,
the Company
received a
Civil Investigative
Demand
(“CID”) from
the
U.S. Department
of
Justice
(“DOJ”) in
connection
with
an
antitrust
investigation
to
determine
whether
there
was
a
violation
of
the
antitrust
laws
through
alleged
anticompetitive
conduct
by and among egg producers.
In August 2025,
the Company
received a subpoena
from the State of New
York
requesting information
and documents
related to its investigation
of anticompetitive
conduct
and
high egg
prices in the egg
industry,
and in
March 2026, the
Company
received a similar subpoena
from the State of Washington
related
to its investigation
of anticompetitive
conduct
and high egg prices
in the egg
industry.
Additionally,
various
states’
attorneys
general sought
to join
the DOJ’s
investigation
or requested
access
to the
confidential
disclosures by the
Company
to the
DOJ.
On or about
June 25, 2026,
the Company
entered into an
agreement
with the DOJ
and 17
states’ attorneys
general to resolve
the
investigation,
subject to applicable
court approvals
and procedures.
The Company
denied all wrongdoing or violations of law and
no fines
or penalties
were assessed
against
the Company.
In connection
with
the agreement,
the Company
agreed to implement
certain
antitrust
compliance
and
reporting
measures,
to donate
30
million eggs
to food
banks
and
non-profits,
and
to pay
$
1.5
million to
the settling
states
to resolve the
matter.
The
State
of Washington
did not
join
in
this settlement
and
the Company
continues to
comply
with the
State
of Washington’s
subpoena
and cooperate
with
its investigations.
Management
cannot predict the eventual
scope, duration or outcome
of the State
of Washington’s
investigation
and
is unable to
estimate
the amount
or range of
potential
losses, if any,
at
this time.
Kraft Foods
Global, Inc.
et al. v.
United Egg
Producers,
Inc. et al.
On September
25,
2008,
the
Company
was named
as one
of several
defendants
in numerous
antitrust
cases
involving the
U.S.
shell
egg
industry.
The
Company
settled all
of
these
cases,
except
for
the
claims
of certain
plaintiffs
who
sought
substantia
l
damages
allegedly arising from the purchase
of egg products (as opposed to shell eggs). These remaining
plaintiffs are Kraft Food
Global,
Inc.,
General
Mills, Inc.,
and
Nestle
USA,
Inc. (the
“Egg Products
Plaintiffs”)
and,
until
a subsequent
settlement
was
reached
as described
below, The Kellogg
Company.
On September
13, 2019, the case with
the Egg Products
Plaintiffs was remanded
from
a multi
-district litigation proceeding in the
United States District
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
Act, by
agreeing
to limit
the production
of eggs
and
thereby
illegally to
raise the
prices
that
plaintiffs
paid
for processed
egg products.
In particular,
the Egg
Products Plaintiffs
attacked
certain
features
of the
United
Egg
Producers
animal
-welfare guidelines and
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
against Cal
-Maine Foods, Inc. and
Tyson Foods,
Inc., Cobb
-Vantress,
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
Cal
-Maine Foods,
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
Oklahoma.
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
certain non
-monetary
remedies, including injunctive
relief. Pursuant
to the final
judgment,
the Company
is
to pay
approximately
$
70,000
in penalties.
The judgment
also entitles
the State
of Oklahoma
to an award
of attorneys’
fees and
costs in
an amount
to
be determined
at
a later
date.
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
portions. Effective
July 10, 2026, the Company
and all
other defendants
entered into a settlement agreement
with
the State of Oklahoma
that provides
for
the payment
of funds
by the
defendants
into an
environmental
relief fund,
certain
restrictions
on the
application
of
chicken
litter in the IRW
and certain
reporting and
reporting measures.
The agreement
remains subject
to applicable court approvals
and
procedures
and
is not expected
to have
a material
impact
on the
Company’s
financial
condition
or results of operations
.
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
Note 17
– Subsequent
Events
Effective
July 10, 2026
, the
Company
acquired
the
Eggland’s
Best®
franchise
territory in
the
Northeast
for
$
25
million. The
acquisition
gives us
the exclusive
right to
distribute
and
sell
Egg-Land’s
Best®
and
Land O’
Lakes®
branded
eggs in
Maine,
Massachusetts,
New Hampshire,
Rhode
Island,
and
select key areas
in Vermont,
New York, and
Connecticut.

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
2026
at
the
reasonable
assurance
level.
Internal
Control
Over Financial
Reporting
(a)
Management’s
Report
on Internal Control
Over Financial
Reporting
The
following
sets forth,
in accordance
with Section
404(a)
of the
Sarbanes
-Oxley Act
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
2026
.
The
framework
on
which
management’s
evaluation
of
our
internal
control
over
financial
reporting
is
based
is
the
“Internal
Control
–
Integrated
Framework”
published
in
2013
by
the
Committee
of
Sponsoring
Organizations
(“COSO”)
of
the
Treadway
Commission.
3.
Management
has determined
that our internal
control over
financial reporting
as of May
30, 2026
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
Cal
-Maine Foods,
Inc. and
Subsidiaries
Ridgeland,
Mississippi
Opinion on Internal
Control
Over
Financial
Reporting
We
have audited
Cal
-Maine Foods,
Inc. and
Subsidiaries’ internal
control over
financial reporting
as of May
30, 2026,
based
on
criteria
established
in
2013
Internal
Control
–
Integrated
Framework
issued
by
the
Committee
of
Sponsoring
Organizations
of the
Treadway
Commission
(“COSO”).
In our
opinion,
Cal
-Maine Foods,
Inc. and
Subsidiaries
maintained,
in
all material
respects,
effective
internal control
over financial
reporting
as of May
30, 2026,
based on
criteria established
in
2013
Internal
Control
– Integrated
Framework
issued by the
COSO.
As indicated
in the accompanying
Changes in
Internal Control
Over Financial
Reporting,
management’s
assessment of
and conclusion
on the effectiveness
of internal control
over financial
reporting did
not include the
internal controls
of Echo
Lake
Foods,
LLC
and
certain
related
companies,
which
are
included
in the
May
30,
2026
consolidated
financial
statements
of Cal-
Maine
Foods,
Inc. and
Subsidiaries and
constituted
9.7% of
total
assets
as of
May
30, 2026,
and
7.8% of
net sales
for the
year
then ended.
Our audit
of internal
control over
financial reporting
of Cal
-Maine Foods,
Inc. and
Subsidiaries also did
not include
an
evaluation
of the
internal control
over financial
reporting of Echo
Lakes
Foods, LLC and
certain
related
companies.
We
also have
audited,
in accordance
with the standards
of the
Public
Company
Accounting Oversight
Board
(United
States)
(“PCAOB”),
the consolidated
balance
sheets and the
related
consolidated
statements
of income, comprehensive
income,
stockholders’
equity,
and cash
flows of
Cal
-Maine Foods,
Inc. and
Subsidiaries and
our report dated
July 22,
2026 expressed an
unqualified
opinion.
Basis for
Opinion
Cal
-Maine
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
to Cal
-Maine Foods,
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
Also
,
projections of any
evaluation
of effectiveness to future periods are subject to the risk
that controls may
become inadequate
because
of changes
in conditions, or that
the degree of
compliance
with the policies or procedures
may
deteriorate.
/s/
Frost, PLLC
Little Rock, Arkansas
July 22,
2026
(c)
Changes
in Internal
Control
Over Financial
Reporting
In
connection
with
its
evaluation
of
the
effectiveness,
as
of
May
30,
2026,
of
our
internal
control
over
financial
reporting,
management
determined that
there was no change
in our internal
control over
financial reporting
that occurred
during the
fourth
quarter
ended
May
30, 2026,
that
has
materially
affected,
or is reasonably
likely to
materially
affect,
our internal
control
over
financial
reporting.
As disclosed
elsewhere in
this Annual
Report, we completed
the acquisition
of Echo Lake
Foods during
the first quarter
of fiscal
2026. As permitted
by SEC guidance, the
scope of management’s
review of its internal control
over financial
reporting
excluded
Echo Lake
Foods.
Echo
Lake
Foods constituted
9.7%
of total
assets
as of
May
30, 2026,
and
7.8%
of total
net sales
for fiscal
year
2026.
The Company
is in process of integrating Echo
Lake
Foods into
its internal control
framework.
ITEM 9B.
OTHER
INFORMATION
During
our fourth
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
with our 2026
Annual
Meeting of
Stockholders.
We have
adopted
a Code of Ethics and Business Conduct
that applies to our directors, officers
and employees,
including the chief
executive
officer
and
principal
financial
and
accounting
officers of
the Company.
We
will
provide
a copy
of the
code free
of
charge
to any
person that
requests a
copy
by writing to:
Cal
-Maine Foods,
Inc.
1052
Highland
Colony
Pkwy, Suite 200
Ridgeland,
MS
39157
Attn.:
Investor
Relations
Requests
can
be made
by phone
at
(601) 948
-6813.
A copy is also available at our website www.calmainefoods.com under the heading “Investor
Relations – Governance.” We intend
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
2026
Annual
Meeting of
Stockholders.

ITEM 12.
SECURITY OWNERSHIP
OF CERTAIN
BENEFICIAL
OWNERS AND
MANAGEMENT
AND RELATED
STOCKHOLDER
MATTERS
Except
as
set
forth
below,
the
information
concerning
security
ownership
of
certain
beneficial
owners
and
management
and
related
stockholder
matters
required
by Item
12 is
incorporated
by reference
from
our definitive
proxy
statement
which is to
be
filed
pursuant
to Regulation
14A
under the
Securities
Exchange
Act of
1934
in connection
with
our
2026
Annual
Meeting
of
Stockholders.
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
9,260 $ — 719,234
Equity compensation
plans not
approved
by stockholders
— — —
Total 9,260 $ — 719,234
(a)
Consists
of
9,260
PSUs
at
the target
performance
level outstanding
under our
Amended
and
Restated
2012
Omnibus
Long-Term
Incentive
Plan
as of
May
30,
2026.
If maximum
performance
levels are
achieved,
the
number
of
shares
issuable for
the outstanding
PSUs would be 13,890.
(b)
There were
no outstanding
options, warrants
or rights with an exercise price
as of
May
30, 2026.
(c)
Reflects shares
available
for future issuance as of May
30, 2026 under
our Amended
and Restated
2012 Omnibus Long-
Term
Incentive
Plan.
For
additional
information,
see
Note 13 – Stock -Based Compensation
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
with our 2026
Annual
Meeting of
Stockholders.
ITEM 14.
PRINCIPAL
ACCOUNTANT
FEES AND
SERVICES
The
information
concerning
principal
account
ant fees
and
services required
by
Item
14
is incorporated
by reference
from
our
definitive
proxy
statement
which
is
to
be
filed
pursuant
to
Regulation
14A
under
the
Securities
Exchange
Act
of
1934
in
connection
with our 2026
Annual
Meeting of
Stockholders.
PART
IV.
ITEM 15.
EXHIBIT AND
FINANCIAL
STATEMENT
SCHEDULES
(a)(1)
Financial
Statements

The
following consolidated
financial
statements
and notes thereto
of Cal
-Maine Foods,
Inc. and
its subsidiaries
are included
in
Item
8 and
are filed herewith:
Report of Independent Registered Public Accounting Firm
(PCAOB
5348
)
40
Consolidated Balance Sheets – May 30, 2026 and May 31, 2025
43
Consolidated Statements of Income –
Fiscal Years
Ended
May
30, 2026,
May
31, 2025
and
June 1, 2024
44
Consolidated Statements of Comprehensive Income – Fiscal Years Ended May 30, 2026, May 31, 2025 and June
1, 2024
45
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended May 30, 2026, May 31,
2025 and June 1, 2024
46
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 30, 2026, May 31, 2025 and June 1, 2024
47
Notes to Consolidated Financial Statements
48
(a)(2)
Financial
Statement
Schedule
All schedules
are omitted
either because
they
are not
applicable
or required, or
because
the required
information
is included
in
the financial
statements
or notes thereto.
(a)(3)
Exhibits
Required by
Item
601 of
Regulation
S-K
See Part
(b) of this Item
15.
(b)
Exhibits
Required by
Item
601 of
Regulation
S-K
The following
exhibits
are filed herewith
or incorporated
by reference:
Exhibit
Number Exhibit
2.1
Echo Lake Foods Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-
Q, filed April 8, 2025)
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
Exhibit 4.1 in the Registrant’s Form S-3, filed April 15, 2025, Registration No. 333-286548)
3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's
Form 8-K, filed March 27, 2025)
4.1
Description of Registrant's Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K, filed July 22, 2025)
10.1
Amended and Restated Credit Agreement, dated November 15, 2021, among Cal -Maine Foods, Inc., the
Guarantors, BMO Harris Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to
Exhibit 10.1 in the Registrant's Form 8-K, filed November 19, 2021)
10.2
First Amendment to Credit Agreement, dated May 26, 2023, among Cal -Maine Foods, Inc., the Guarantors,
BMO Harris Bank N.A., as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed July 25, 2023)
10.3
Second Amendment entered into as of March 25, 2025 to Amended and Restated Credit Agreement between
Cal -Maine Foods, Inc. and certain subsidiaries as guarantors, BMO Bank N.A. as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed March 27,
2025)
10.4*
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed March 27, 2025)
10.5*
Cal -Maine Foods, Inc. KSOP, as amended and restated, effective April 1, 2012 (incorporated by reference to
Exhibit 4.4 in the Registrant’s Form S-8, filed March 30, 2012)
10.6*
Cal -Maine Foods, Inc. KSOP Trust, as amended and restated, effective April 1, 2012 (incorporated by reference to Exhibit 4.5 in the Registrant’s Form S-8, filed March 30, 2012)
10.7*
Amended and Restated Cal -Maine Foods, Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 2, 2020)
10.8*
Amendment No. 1 to the Amended and Restated Cal -Maine Foods, Inc. 2012 Omnibus Long-Term Incentive
Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed March 27, 2025)
10.9*
Form of Restricted Stock Agreement for Amended and Restated Cal -Maine Foods, Inc. 2012 Omnibus Long-
Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10K filed July 19,
2022)

10.10*
Form of Performance Share Unit Awards (incorporated by reference to Exhibit 10.7 to the Registrant’s Form
10-Q, filed April 8, 2025)
10.11*
Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.6 to the
Registrant’s Form 10-Q, filed April 8, 2025)
10.12*
Supplemental Executive Retirement Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 27, 2023)
10.13*
Split Dollar Life Insurance Plan, adopted March 24, 2023 (incorporated by reference to Exhibit 10.2 to the
Registrant’s Form 8-K filed March 27, 2023)
10.14*
Deferred Compensation Plan, dated November 15, 2021 (incorporated by reference to Exhibit 10.2 in the
Registrant's Form 8-K, filed November 19, 2021)
19.1**
Insider Trading Policy
21**
Subsidiaries of the Registrant
23.1**
Consent of FROST, PLLC
31.1**
Rule 13a -14(a) Certification of Chief Executive Officer
31.2**
Rule 13a -14(a) Certification of Chief Financial Officer
32***
Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
97
Incentive -Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 in the Registrant's
Form 10-K, filed July 23, 2024)
101.SCH***+
Inline XBRL
Taxonomy
Extension
Schema
Document
101.CAL***+
Inline XBRL
Taxonomy
Extension
Calculation
Linkbase
Document
101.DEF***+
Inline XBRL
Taxonomy
Extension
Definition Linkbase
Document
101.LAB***+
Inline XBRL
Taxonomy
Extension
Label Linkbase
Document
101.PRE***+
Inline XBRL
Taxonomy
Extension
Presentation
Linkbase
Document
104
Cover Page
Interactive
Data
File
(formatted
as Inline
XBRL and
contained
in Exhibit 101)
*
Management
contract
or compensatory
plan
or arrangement
**
Filed herewith
as an
Exhibit
***
Furnished
herewith as
an
Exhibit
+
Submitted
electronically with
this Annual
Report
on Form 10
-K
(c)
Financial
Statement
Schedules Required
by Regulation
S-X
All schedules
for which
provision
is made
in the applicable
accounting
regulations
of the
Securities
and Exchange
Commission
are not
required under
the related
instructions or are
inapplicable
and
therefore
have
been omitted.
ITEM 16.
FORM 10
-K SUMMARY
None.

SIGNATURES
Pursuant
to the
requirements
of Section
13 or
15(d)
of the
Securities
Exchange
Act of
1934,
the registrant
has duly
caused
this
report to
be signed on
its behalf
by the
undersigned, thereunto
duly authorized,
in Ridgeland,
Mississippi.
CAL-MAINE
FOODS,
INC.
/s/ Sherman
L. Miller
Sherman
L. Miller
President
and
Chief Executive
Officer
Date:
July 22,
2026
Pursuant to
the requirements
of the
Securities Exchange
Act of 1934,
this report has
been signed below by
the following persons
on behalf
of the
registrant and
in the capacities
and
on the
dates
indicated:
Signature Title
Date
/s/
Sherman
L. Miller
President, Chief
Executive
Officer
Sherman
L. Miller
and
Director
July 22,
2026
(Principal
Executive
Officer)
/s/
Max
P. Bowman
Vice
President, Treasurer,
Secretary,
Max
P. Bowman
Chief Financial
Officer
and
Director
July 22,
2026
(Principal
Financial
Officer)
/s/ Matthew
S. Glover
Vice
President, Accounting
July 22,
2026
Matthew
S. Glover
(Principal
Accounting
Officer)
/s/
Adolphus B.
Baker
Chairman
of the
Board
and
Directors
July 22,
2026
Adolphus B.
Baker
/s/
Melanie Boulden
Director
July 22,
2026
Melanie Boulden
/s/
Haley
R. Fisackerly
Director
July 22,
2026
Haley
R. Fisackerly
/s/
Michael J.
Highfield
Director
July 22,
2026
Michael J.
Highfield
/s/
Letitia C.
Hughes
Director
July 22,
2026
Letitia C.
Hughes
/s/
Steve W.
Sanders
Director
July 22,
2026
Steve W.
Sanders
/s/
Dudley
D. Wooley
Director
July 22,
2026
Dudley
D. Wooley
/s/
Camille
S. Young
Director
July 22,
2026
Camille
S. Young