Form 10-Q
period 2026-08-29
CAL-MAINE FOODS INC
filed 2026-09-30
CIK 16160

Index
1
UNITED
STATES
SECURITIES
AND EXCHANGE
COMMISSION
Washington,
DC
20549
FORM
10-Q
☑
Quarterly report
pursuant
to Section
13 or 15(d) of
the Securities Exchange
Act of 1934
For the
quarterly
period ended
August 29, 2026
or
☐
Transition
report pursuant
to Section
13 or 15(d) of
the Securities Exchange
Act of 1934
For the
transition
period from
____________
to ____________
Commission
File Number:
001-38695
CAL-MAINE FOODS, INC.
(Exact
name
of registrant
as specified
in its charter)
Delaware
64-0500378
(State or
other jurisdiction
of incorporation
or organization)
(I.R.S Employer
Identification
No.)
1052 Highland Colony Pkwy
,
Suite 200
,
Ridgeland
,
Mississippi
39157
(Address of
principal
executive
offices)
(Zip
Code)
(
601
)
948-6813
(Registrant’s
telephone
number,
including area
code)
Securities
registered
pursuant
to Section
12(b) of
the Act:
Title
of each
class
Trading
Symbol(s)
Name
of each
exchange
on which registered
Common Stock, $0.01 par value per share
CALM
The
NASDAQ
Global
Select Market
Indicate
by
check
mark
whether
the
registrant:
(1)
has
filed
all
reports
required
to
be
filed
by
Section
13
or
15(d)
of
the
Securities Exchange
Act of
1934
during the
preceding
12
months
(or for such shorter
period that
the registrant
was required to
file such
reports), and
(2) has been
subject
to such
filing
requirements
for the
past
90 days.
Yes
☑
No
☐
Indicate
by check
mark
whether the
registrant has
submitted
electronically every
Interactive
Data
File
required to be
submitted
pursuant
to
Rule 405
of
Regulation
S-T (§232.405
of
this chapter)
during the
preceding 12 months
(or for such shorter
period
that
the registrant
was required to
submit
such files).
Yes
☑
No
☐
Indicate
by
check
mark
whether
the
registrant is a large accelerated
filer, an accelerated
filer, a non
-accelerated
filer, a smaller
reporting
company,
or
an
emerging
growth
company.
See
the
definitions
of
“large
accelerated
filer,”
“accelerated
filer,”
“smaller
reporting company,”
and
“emerging growth company”
in Rule 12b-2 of
the Exchange
Act.
Large Accelerated filer
☑
Accelerated
filer
☐
Non – Accelerated
filer
☐
Smaller reporting
company
☐
Emerging
growth company
☐
If
an
emerging
growth
company,
indicate
by
check
mark
if
the
registrant
has
elected
not
to
use
the
extended
transition
period
for
complying
with
any
new
or
revised
financial
accounting
standards
provided
pursuant
to
Section 13(a)
of the
Exchange
Act.
☐
Indicate
by check
mark
whether the
registrant is a shell company
(as defined
in Rule 12b-2
of the
Exchange
Act).
Yes
☐
No
☑
There were
46,710,613
shares
of Common
Stock, $0.01
par value,
outstanding
as of
September
30, 2026.

Index

INDEX
Page Number
Part I.
Financial
Information
Item
1.
Financial Statements
Condensed Consolidated Balance Sheets -
August 29, 2026 and May 30, 2026
3
Condensed Consolidated Statements of Operations -
Thirteen Weeks Ended August 29, 2026 and August 30, 2025
4
Condensed Consolidated Statements of Comprehensive Income (Loss)
-
Thirteen Weeks Ended August 29, 2026 and August 30, 2025
5
Condensed Consolidated Statements of Cash Flows -
Thirteen Weeks Ended August 29, 2026 and August 30, 2025
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
5.
Other Information
29
Item
6.
Exhibits
30
Signatures
31

Index

PART
I.
FINANCIAL
INFORMATION
ITEM 1.
FINANCIAL
STATEMENTS
Cal-Maine
Foods, Inc.
and Subsidiaries
Condensed
Consolidated
Balance
Sheets
(In thousands,
except
for par value
amounts)
(Unaudited)
August 29,
2026
May
30, 2026
Assets
Current assets:
Cash
and
cash
equivalents
$
113,542
$
107,217
Investment
securities available
-for-sale
654,050
816,840
Trade
and
other receivables,
net
175,998
156,564
Income
tax
receivable
109,234
107,867
Inventories
394,690
375,265
Prepaid expenses
and
other current
assets
24,379
17,789
Total
current assets
1,471,893
1,581,542
Property,
plant
& equipment,
net
1,312,285
1,318,335
Goodwill
97,059
97,059
Intangible
assets, net
96,596
73,130
Other long
-term
assets
35,546
37,504
Total
Assets
$
3,013,379
$
3,107,570
Liabilities
and Stockholders’
Equity
Current liabilities:
Accounts
payable
$
102,396
$
96,106
Accrued
wages and
benefits
30,591
48,371
Accrued
expenses
and
other liabilities
58,140
61,039
Total
current liabilities
191,127
205,516
Other noncurrent
liabilities
38,730
39,650
Deferred
income
taxes,
net
203,575
221,872
Total
liabilities
433,432
467,038
Commitments
and
contingencies
- see Note 10
— —
Stockholders’
equity:
Common
stock ($
0.01
par value)
- authorized
120,000
shares, issued
75,061
shares
751
751
Paid-in capital
87,775
86,106
Retained
earnings
2,706,493
2,765,108
Accumulated
other comprehensive
loss, net of tax
(2,429)
(1,466)
Common
stock in treasury
at
cost –
28,145
shares at
August 29, 2026
and
28,080
shares at
May
30, 2026
(222,854)
(217,767)
Total
Cal
-Maine Foods,
Inc. stockholders’
equity
2,569,736
2,632,732
Noncontrolling
interest in consolidated
entity
10,211
7,800
Total
stockholders’
equity
2,579,947
2,640,532
Total
Liabilities and
Stockholders’
Equity
$
3,013,379
$
3,107,570
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine
Foods, Inc.
and Subsidiaries
Condensed
Consolidated
Statements
of Operations
(In thousands,
except
per share
amounts)
(Unaudited)
Thirteen
Weeks
Ended
August 29,
2026
August 30,
2025
Net sales $
539,607
$
922,602
Cost of
sales
539,204
611,288
Gross profit
403
311,314
Selling, general
and
administrative
81,652
69,514
Gain on involuntary
conversions
—
(7,488)
Loss on
disposal of
fixed assets
916
104
Operating
income
(loss)
(82,165)
249,184
Other income
(expense):
Interest
income, net
8,039
12,850
Other,
net
(70)
1,231
Total
other income,
net
7,969
14,081
Income
(loss) before income
taxes
(74,196)
263,265
Income
tax
expense
(benefit)
(17,992)
64,158
Net income
(loss)
(56,204)
199,107
Less: Income
(loss) attributable
to noncontrolling
interest
2,411
(233)
Net income
(loss) attributable
to Cal
-Maine Foods,
Inc.
$
(58,615)
$
199,340
Net income
(loss) per common
share:
Basic $
(1.26)
$
4.13
Diluted $
(1.26)
$
4.12
Weighted
average
shares outstanding:
Basic
46,703
48,281
Diluted
46,703
48,424
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine
Foods, Inc.
and Subsidiaries
Condensed
Consolidated
Statements
of
Comprehensive
Income (Loss)
(In thousands)
(Unaudited)
Thirteen
Weeks
Ended
August 29,
2026
August 30,
2025
Net income
(loss)
$
(56,204)
$
199,107
Other comprehensive
income, before
tax:
Unrealized
holding gain
(loss) on
available
-for-sale securities,
net of
reclassification
adjustments
(1,270)
2,586
Income
tax
benefit
(expense)
related
to items of
other comprehensive
income
307
(625)
Other comprehensive
income
(loss), net of
tax
(963)
1,961
Comprehensive
income
(loss)
(57,167)
201,068
Less: Comprehensive
income
(loss) attributable
to the
noncontrolling interest
2,411
(233)
Comprehensive
income
(loss) attributable
to Cal
-Maine Foods,
Inc.
$
(59,578)
$
201,301
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine
Foods, Inc.
and Subsidiaries
Condensed
Consolidated
Statements
of Cash
Flows
(In thousands)
(Unaudited)
Thirteen
Weeks
Ended
August 29,
2026
August 30,
2025
Cash
flows from
operating
activities:
Net income
(loss)
$
(56,204)
$
199,107
Depreciation
and
amortization
33,532
29,663
Deferred
income
taxes
(18,012)
13,682
Other adjustments,
net
(60,706)
36,152
Net cash
provided
by (used
in) operations
(101,390)
278,604
Cash
flows from
investing activities:
Purchases
of investment
securities
(49,558)
(270,315)
Sales and
maturities
of investment
securities
211,813
181,145
Acquisition
of franchise
territory
(25,000)
—
Acquisition
of business,
net of
cash
acquired
—
(275,291)
Purchases
of property,
plant
and
equipment
(26,612)
(45,302)
Net proceeds
from
disposal of
property,
plant
and
equipment
29
49
Net cash
provided
by (used
in) investing activities
110,672
(409,714)
Cash
flows from
financing
activities:
Payments
of dividends
—
(114,163)
Purchase
of common
stock by
treasury
(5,059)
(18)
Net cash
used in financing
activities
(5,059)
(114,181)
Net change
in cash, cash
equivalents
and
restricted cash
4,223
(245,291)
Cash,
cash
equivalents
and
restricted cash
at
beginning of period
113,542
499,392
Cash,
cash
equivalents
and
restricted cash
at
end of
period
$
117,765
$
254,101
See Notes to Condensed Consolidated Financial Statements.

Index

Cal-Maine
Foods, Inc.
and Subsidiaries
Notes to
Condensed
Consolidated
Financial
Statements
(Unaudited)
Note 1 -
Summary of
Significant
Accounting Policies
Basis of Presentation
The unaudited
condensed
consolidated
financial
statements
of Cal
-Maine Foods,
Inc. and
its subsidiaries (“Cal
-Maine Foods,”
the
“Company,”
“we,”
“us,”
“our”)
have
been
prepared
in accordance
with the
instructions
to
Form
10-Q and
Article 10
of
Regulation
S-X and
in accordance
with generally accepted
accounting
principles in the United States
of America
(“GAAP”)
for
interim financial
reporting and
should
be
read
in conjunction
with our
Annual
Report
on
Form 10-K for the
fiscal year
ended
May
30,
2026
(the
“2026
Annual
Report”).
These
statements
reflect
all adjustments
that
are, in the opinion
of management,
necessary
to
a
fair
statement
of
the
results for
the
interim periods
presented
and,
in the
opinion
of
management,
consist
of
adjustments
of
a
normal
recurring nature.
Operating
results for
the
interim periods
are
not
necessarily
indicative
of operating
results for
the entire fiscal
year.
Fiscal Year
The Company’s
fiscal year ends on
the Saturday
closest to May 31.
Each
of the
three-month
periods ended
on August 29,
2026
and
August 30, 2025
included
13
weeks.
Use of Estimates
The
preparation
of
the
condensed
consolidated
financial
statements
in conformity
with GAAP
requires management
to make
estimates
and
assumptions
that
affect
the
amounts
reported
in
the
condensed
consolidated
financial
statements
and
accompanying
notes. Actual
results could differ
from
those estimates.
Intangible
Assets
Intangible
assets
are
initially recorded
at
fair value
in business acquisitions,
which include primarily
customer
relationships
and
other
definite-lived
intangibles.
They
are
amortized
over
their
estimated
useful
lives of
5
to
15
years. The
gross cost
and
accumulated
amortization
of intangible
assets
are removed
when the
recorded amounts
are fully amortized
and
the asset
is no
longer
in
use
or
the
contract
has
expired.
When
certain
events
or changes
in operating
conditions
occur,
asset
lives may
be
adjusted
and
an
impairment
assessment
may
be performed
on the
recoverability
of the
carrying amounts.
The
Company
periodically
evaluates
the
remaining useful
lives of our intangible assets
and
whether events
and
circumstances
continue
to
support
the related
accounting
conclusions.
As of May
31,
2026,
the Company
reassessed
the estimated
useful life
of
certain
intangible
assets
previously
classified
as
with
a
definite
life
and
determined
that
it
was
appropriate
to
reclassify
franchise
rights to
an
indefinite
life. The
use
of an
indefinite life for all franchise
rights contemplates
the Company’s
historical
ability
to
renew
its
franchise
agreements
indefinitely
and
at
little
cost.
Therefore,
cash
flows
derived
from
the
franchise
agreements
are
expected
to
continue
indefinitely.
As of
May
31,
2026,
the
franchise
agreements
intangible
assets
had
an
aggregate
carrying
amount
of
approximately
$
8.6
million and
are
presented
within “Intangible
assets,
net” on
our condensed
consolidated
balance
sheets.
Amortization
expense
decreased
by
approximately
$
399
thousand
for
the thirteen
weeks ended
August
29,
2026
and
future
periods
as
a
result of
this change
in estimate.
As of
August 29,
2026,
the
franchise
agreements
intangible
assets
had
an
aggregate
carrying
value
of
approximately
$
33.6
million with
the
$
25
million acquisition
of
the
franchise
rights further
described in
Note 2 – Acquisition
.
Indefinite
life assets
are
recorded
at
fair
value
in business
acquisitions
and
represent
franchise
rights, brand names
and
water
rights. They
are
not
amortized,
but
are
reviewed for
impairment
at
least
annually
or more frequently
if impairment
indicators
arise.
Dividends Payable
Dividends are
accrue
d
at the end of each
quarter according
to the
Company’s
dividend policy
adopted
by its Board
of Directors
(the
“Board”)
.
The
Company
pays
a
dividend
to
holders of
its Common
Stock on
a quarterly
basis for
each
quarter
for which
the
Company
reports
net
income
attributable
to
Cal
-Maine
Foods,
Inc.
,
computed
in accordance
with GAAP,
in an
amount
equal
to
one-third
(1/3) of
such quarterly
net income.
Dividends are paid
to stockholders
of record
as of
the 60th
day
following
the
last
day
of
such
quarter,
except
for
the
fourth
fiscal
quarter.
For
the
fourth
quarter,
the
Company
pays
dividends
to

Index

stockholders
of
record
on
the
65th
day
after
the quarter
end. Dividends are
payable
on the
15th
day
following the record date.
Following a quarter
for which the
Company
does not report net income
attributable
to Cal-Maine
Foods, Inc.,
the Company
will
not pay a dividend
for a subsequent
profitable quarter
until the
Company
is
profitable on
a cumulative
basis computed
from
the
date
of
the
most
recent
quarter
for
which a
dividend
was
paid.
The dividend
policy is subject to
periodic review by the Board.
In
accordance
with our variable
dividend policy,
we will
not pay
a cash
dividend to
holders
of our
Common
Stock with respect
to our first
quarter
of fiscal
2027.
Revenue Recognition
The
Company
recognizes revenue
through
the sale
of its products
to customers
through retail, foodservice
,
industrial and
other
distribution
channels.
The
majority
of
the
Company’s
revenue
is derived
from
agreements
or contracts
with customers
based
upon
the
customer
ordering its products
with a single performance
obligation of
delivering the product.
The Company
believes
the
performance
obligation
is met
upon
delivery and
acceptance
of the
product
by its customers,
which generally occurs upon
shipment
or delivery
to
a
customer
based
on
the
terms
of
the
sale. Costs
paid
to
third party
brokers to
obtain
agreements
are
expensed
as the
Company’s
agreements
are generally less than
one year.
Revenues
are
recognized
in an
amount
that
reflects
the
net
consideration
we expect
to receive in exchange
for delivery of
the
products.
The
Company
periodically
offers
sales
incentives
or other
programs
such
as
rebates,
discounts,
coupons,
volume-
based incentives,
guaranteed
sales and
other programs.
The Company
records an
estimated
allowance
for costs
associated
with
these
programs,
which is recorded
as a
reduction
in revenue at
the time
of sale
using historical trends and
projected
redemption
rates
of
each
program.
The
Company
regularly reviews these
estimates
and
any
difference
between
the
estimated
costs
and
actual
realization
of these
programs
would be recognized
in the subsequent
period.
New Accounting Pronouncements and Policies
In
November
2024,
the
Financial
Accounting Standards
Board
(“FASB”) issued Accounting Standards
Update
(“ASU”)
2024-
03,
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
pronouncement
s
issued or effective
during the fiscal
year that
had
or are expected
to have
a
material
impact
on our
consolidated
financial
statements.
Note 2 -
Acquisition
Acquisition
of Eggland’s
Best
®
Franchise
Territory
Effective
July 10, 2026
, the
Company
acquired
the
Eggland’s
Best®
franchise
territory in
the
Northeast
for
$
25
million. The
acquisition
gives the
Company
the
exclusive
right to
distribute
and
sell
Egg-Land’s
Best®
and
Land
O’ Lakes®
branded
eggs
in Maine,
Massachusetts,
New Hampshire,
Rhode
Island,
and
select key
areas
in Vermont,
New York,
and
Connecticut
.
The
Company
accounted
for the
acquisition
as an
asset
acquisition,
as the
fair value
of the
asset
being acquired
was recorded
as an
indefinite life
franchise
rights intangible asset.

Index

Note 3 -
Investment
Securities
Available-for-Sale
The
following represents
the
Company’s
investment
securities available
-for-sale
as
of
August 29, 2026
and
May
30, 2026
(in
thousands):
August 29,
2026
Amortized
Cost
Unrealized
Gains
Unrealized
Losses
Estimated
Fair Value
Municipal bonds $
6,267
$
3
$
—
$
6,270
Commercial
paper
19,234
—
9
19,225
Corporate
bonds
459,391
—
1,739
457,652
Certificates
of deposits
2,746
—
8
2,738
US government
and
agency
obligations
135,650
—
424
135,226
Treasury
bills
32,957
—
18
32,939
Total
current investment
securities
$
656,245
$
3
$
2,198
$
654,050
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
securities at August 29,
2026
are as
follows (in thousands):
Estimated
Fair Value
Within one
year
$
342,726
1-5 years
311,324
Total $
654,050
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
or liability,
and
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
29,
2026
and
May
30,
2026
(in
thousands):
August 29,
2026
Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
6,270
$
—
$
6,270
Commercial
paper
—
19,225
—
19,225
Corporate
bonds
—
457,652
—
457,652
Certificates
of deposits
—
2,738
—
2,738
US government
and
agency
obligations
—
135,226
—
135,226
Treasury
bills
—
32,939
—
32,939
Total
assets
measured
at
fair value
$
—
$
654,050
$
—
$
654,050
Liabilities
Contingent
consideration
$
—
$
—
$
19,000
$
19,000
Total
liabilities measured
at
fair value
$
—
$
—
$
19,000
$
19,000
May
30, 2026
Level 1 Level 2 Level 3 Balance
Assets
Municipal bonds $
—
$
12,366
$
—
$
12,366
Commercial
paper
—
42,546
—
42,546
Corporate
bonds
—
568,395
—
568,395
Certificates
of deposits
—
3,220
—
3,220
US government
and
agency
obligations
—
152,985
—
152,985
Treasury
bills
—
37,328
—
37,328
Total
assets
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
Fassio Contingent
Consideration
Balance,
May
30, 2026
$
21,500
Fair value
adjustments
(2,500)
Balance,
August 29, 2026
$
19,000
At August
29,
2026
,
the
contingent
consideration
is recorded
within “Accrued
expenses
and
other liabilities”
in the condensed
consolidated
balance
sheets. Adjustments
to the
fair value
of contingent
consideration
are recorded
within “Selling,
general and
administrative”
expenses
in the condensed
consolidated
statements
of operations.
Note 5 -
Inventories
Inventories
consisted
of the
following as of
August 29, 2026
and
May
30, 2026
(in thousands):
August 29,
2026
May
30, 2026
Flocks, net
of amortization
$
202,588
$
192,673
Feed and
supplies
86,952
84,769
Raw materials
and
finished goods
inventory
105,150
97,823
$
394,690
$
375,265
We
grow
and
maintain
flocks
of
layers
(mature
female
chickens),
pullets
(female
chickens
under
18
weeks
of
age),
and
breeders
(male
and
female
chickens
used
to
produce
fertile eggs to
hatch
for egg production
flocks). Our total
flock at
August
29, 2026 and
May
30, 2026
consisted
of approximately
14.6
million and
14.1
million pullets and breeders
and
50.4
million and
50.0
million layers,
respectively.
Note 6 -
Equity
The following
reflects
equity activity
for the
thirteen
weeks ended
August 29, 2026
and
August 30, 2025
(in thousands):
Thirteen
Weeks
Ended
August 29, 2026
Cal
-Maine Foods,
Inc. Stockholders
Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Capital
Comp.
Loss
Earnings Interest Total
Balance
at
May
30, 2026
$
751
$
(217,767)
$
86,106
$
(1,466)
$
2,765,108
$
7,800
$
2,640,532
Other comprehensive
loss, net
of tax — — —
(963)
— —
(963)
Stock compensation
plan
transactions —
(60)
1,669
— — —
1,609
Repurchase
of shares
—
(5,027)
— — — —
(5,027)
Net income
(loss)
— — — —
(58,615)
2,411
(56,204)
Balance
at
August 29, 2026
$
751
$
(222,854)
$
87,775
$
(2,429)
$
2,706,493
$
10,211
$
2,579,947

Index

Thirteen
Weeks
Ended
August 30, 2025
Cal
-Maine Foods,
Inc. Stockholders
Treasury Paid In Accum. Other Retained Noncontrolling
Amount Amount Capital
Comp. Income
(Loss)
Earnings
Interest
Total
Balance
at
May
31, 2025
$
751
$
(85,893)
$
80,845
$
(1,007)
$
2,565,928
$
5,391
$
2,566,015
Other comprehensive
income, net
of tax
— — —
1,961
— —
1,961
Stock compensation
plan
transactions —
2
1,289
— — —
1,291
Dividends ($
1.371
per
share)
(66,457)
(66,457)
Net income
(loss)
— — — —
199,340
(233)
199,107
Balance
at
August 30,
2025 $
751
$
(85,891)
$
82,134
$
954
$
2,698,811
$
5,158
$
2,701,917
On February
25, 2025, the
Board approved
a $
500
million share repurchase
program.
The share
repurchase
program
authorizes
the Company,
in management’s
discretion, to repurchase
Common
Stock from
time to time
for an
aggregate purchase
price up
to
$
500
million (exclusive
of
any
fees,
taxes,
commissions
or other
expenses
related
to
such
repurchases),
subject
to
market
conditions
and
other factors.
The actual
timing, number
and
value
of shares
repurchased
under the
program
will
be determined
by
management
in its discretion
and
will
depend
on
a
number
of
factors,
including, but not
limited to, the market
price of the
Common
Stock and
general market
and
economic
conditions.
The
Company
repurchased
66,601
shares during first quarter
of fiscal
2026
under the
share repurchase
program.
As of August
29, 2026,
the Company
had
remaining authorization
to purchase
up to
$
315.7
million under the repurchase
program.
Subsequent
to August 29, 2026,
the Company
repurchased
204,888
shares under
the repurchase
program
for $
14.9
million.
Note 7 -
Net Income
(Loss) per Common
Share
Basic
net
income
(loss) per share
attributable
to
Cal
-Maine
Foods,
Inc.
is based
on
the
weighted average
shares of
Common
Stock
outstanding.
Diluted net
income
per share
attributable
to
Cal
-Maine Foods,
Inc. is based
on weighted-average
shares
of
Common
Stock outstanding
during the relevant
period adjusted
for the
dilutive effect
of share
-based
awards.
Restricted shares
of
110
thousand
were antidilutive
due
to
the
net loss for the
first thirteen weeks of
fiscal 2027.
These shares
were not included
in the
diluted net
loss per share
calculation.
The
following table
provides
a
reconciliation
of
the
numerators
and
denominators
used
to
determine
basic
and
diluted
net
income
per common
share
attributable
to Cal-Maine
Foods, Inc.
(amounts
in thousands,
except
per share
data):
Thirteen
Weeks
Ended
August 29,
2026
August 30,
2025
Numerator
Net income
(loss)
$
(56,204)
$
199,107
Less: Income
(loss) attributable
to noncontrolling
interest
2,411
(233)
Net income
(loss) attributable
to Cal
-Maine Foods,
Inc.
$
(58,615)
$
199,340
Denominator
Weighted-average
common
shares outstanding,
basic
46,703
48,281
Effect
of dilutive restricted
shares
—
143
Weighted-average
common
shares outstanding,
diluted
46,703
48,424
Net income
(loss) per common
share attributable
to Cal
-Maine Foods,
Inc.
Basic $
(1.26)
$
4.13
Diluted $
(1.26)
$
4.12

Index

Note 8 -
Stock Based Compensation
Restricted
Stock
Total
stock-based
compensation
expense
related
to
the
restricted
stock
was
$
1.3
million for
both
the
thirteen
weeks ended
August 29,
2026
and
August 30, 2025
,
respectively.
Unrecognized
compensation
expense
as
a result of
non-vested
shares of
equity-based
awards
outstanding
under the
Amended
and
Restated
2012
Omnibus
Long-Term
Incentive
Plan
at
August 29,
2026
of
$
7.8
million will be recorded
over
a
weighted
average
period of
1.9
years. Refer
to Part II
Item 8, Notes
to Consolidated
Financial
Statements
and Supplementary
Data,
Note
13 – Stock
-Based
Compensation
in our 2026
Annual
Report
for further
information
on our stock
compensation
plans.
The Company’s
equity-based
award
activity
for the
thirteen weeks ended
August 29, 2026
was as
follows:
Number
of
Shares
Weighted
Average
Grant
Date Fair
Value
Outstanding,
May
30, 2026
209,002
$
75.42
Granted
3,299
79.31
Vested
(3,370)
74.87
Forfeited
(1,190)
81.85
Outstanding,
August 29,
2026
207,741
$
75.45
Performance-Based
Long-Term
Incentive
Awards
Total compensation
expense as a result
of the performance-based
program was $
237
thousand
and $
78
thousand
for the thirteen
weeks ended
August 29, 2026
and
August 30, 2025,
respectively.
Our unrecognized
compensation
expense as a result
of non-vested
shares in the
performance-based
program
was $
2.2
million at
August 29,
2026
.
The
unrecognized
compensation
expense
will
be
amortized
to stock
compensation
expense
over a
period of
2.5
years. Refer
to Part II
Item 8, Notes
to Consolidated
Financial
Statements
and Supplementary
Data,
Note 13
– Stock-Based
Compensation
in our 2026
Annual
Report
for further
information
on our performance
-based
program.
A summary
of our
activity
and
related
information
for our performance-based
awards
is as follows:
Number
of
Shares
Weighted
Average
Grant
Date Fair
Value
Outstanding,
May
30, 2026
9,260
$
101.95
Granted
21,183
80.08
Outstanding,
August 29,
2026
30,443
$
86.73
Note 9 – Segment
Reporting
The Company
previously managed
its
business
as
one
operating
and reportable
segment. Effective
in the fourth
quarter
of fiscal
2026,
the
Company
revised its internal
reporting to change
the manner
in which its business is managed,
which reflects a
focus
on
managing
its operations
based
on
the
Company’s
product
categories
rather
than
on
a
consolidated
basis.
As a
result,
the
Company
now
has
three
reportable
segments:
Conventional
Shell
Eggs,
Specialty
Shell
Eggs,
and
Prepared
Foods.
The
Company’s
remaining
operations,
which
include
co-pack
shell
eggs,
egg
products,
hard
-cooked
eggs
and
other
business
activities,
are not reportable
segments, as
defined
by the
applicable
accounting
standard.
All
prior fiscal year
periods have
been
recast
to reflect the
new reportable
segments.
Conventional
Shell Eggs
The
Conventional
Shell
Eggs
segment
consists
primarily
of
the
production,
grading,
packaging,
marketing
and
distribution
of shell eggs
sold as conventional
shell eggs, which includes our
brands
Sunups® and Sunny Meadow®.

Index

Specialty
Shell Eggs
The
Specialty
Shell Eggs segment
consists
primarily of the
production,
grading, packaging,
marketing
and
distribution
of
shell
eggs
sold
as
cage-free,
nutritionally
enhanced,
organic,
brown,
pasture
-raised
and
free-range
eggs.
This
segment
includes
our
brands
Farmhouse
Eggs
® and 4Grain®
as
well as branded
products
from
our
membership
of
Eggland’s
Best,
Inc. cooperative
which includes
Egg-Land’s
Best®
and
Land O’ Lakes®.
Prepared
Foods
The
Prepared
Foods
segment
consists
primarily
of
the
production,
packaging,
marketing
and
distribution of
prepared
foods
offerings
such
as
pre-cooked
egg patties,
omelets,
folded
and
scrambled
egg formats,
pancakes,
waffles,
and
specialty
wraps. This segment
includes
our brands
Van’s®
and
Crepini®.
The Company’s
operating segments
are determined
on the basis
of our organizational
structure and
information
that
is regularly
reviewed by
our
Chief
Operating
Decision Maker
(“CODM”). The
Company’s
CODM is Sherman
Miller, President and
Chief
Executive
Officer.
Segment
income
is utilized
during
our
forecasting
process
to
assess
profitability,
strategic
initiatives
and
capital
investments.
The
CODM primarily
compares
actual
performance
of segment
sales and
segment
income
to prior period
results and
periodic forecasts
to assist with assessing
performance
and
deciding how to
allocate
resources.
The
accounting
policies
of
the
segments
are
generally
the
same
as
those
presented
in
Note
1
-
Summary
of
Significant
Accounting
Policies in
the
2026
Annual
Report.
Segment
selling, general
and
administrative
(“SG&A”) expenses
represents
direct costs
associated
with each
segment
for
marketing,
delivery and
employee
costs. Other –
segment
income
represents the
total
segment
income
from
other
operating
segments
such
as
co-pack
shell egg,
egg products,
hard
-cooked
eggs and
other
business
activities
that
do
not
individually
meet
the
quantitative
thresholds
for
separate
disclosure.
Unallocated
Corporate
SG&A represents
overhead
such
as
corporate
payroll
related
expenses,
legal
and
professional
fees,
amortization
and
other
expenses
that
are not
used to
measure
segment
income
and
is managed
at
the corporate
office.
Intersegment
sales
represent
sales
between
segments
as
part
of
our
vertical
integration.
Intersegment
sales
from
the
Conventional
and
Specialty
Shell Eggs
segments
are
primarily sales related
to our non
-reportable
egg products or hard
-cooked
segments.
Conventional
and
Specialty
Shell Eggs
intersegment
sales
are
transferred
at
discounted
fixed
rates
to
account
for
undergrades
and
yield loss, market
rates, or at
production
costs.
The
Company
does
not
report
total
assets
by
segment
as
operations
are
highly
integrated,
and
assets
are
shared
amongst
segments. The
CODM
does not
assess performance
or allocate
resources based
on segment
assets.
Segment
results,
including
the
significant
expense
categories
regularly
provided
to
the
CODM,
are
provided
below
(in
thousands):
Thirteen
Weeks
Ended
August 29, 2026
Conventional
Shell Eggs
Specialty
Shell
Eggs
Prepared
Foods
Total
Reportable
Segments
Net sales
- external
customers
$
191,859
$
229,112
$
62,995
$
483,966
Intersegment
sales
9,824
7,820
—
17,644
Total
segment
sales
201,683
236,932
62,995
501,610
Segment cost
of sales
250,481
197,623
48,346
496,450
Segment SG&A
22,247
24,372
6,807
53,426
Segment income
(loss)
$
(71,045)
$
14,937
$
7,842
$
(48,266)
Other - segment
loss
(8,374)
Unallocated
corporate
SG&A
(24,609)
Loss on
disposal of
fixed assets
(916)
Operating
loss
(82,165)
Other income,
net
7,969
Loss before
income
taxes
$
(74,196)

Index

Thirteen
Weeks
Ended
August 30, 2025
Conventional
Shell Eggs
Specialty
Shell
Eggs
Prepared
Foods
Total
Reportable
Segments
Net sales
- external
customers
$
486,523
$
269,579
$
72,368
$
828,470
Intersegment
sales
11,910
6,011
—
17,921
Total
segment
sales
498,433
275,590
72,368
846,391
Segment cost
of sales
312,205
184,575
53,471
550,251
Segment SG&A
17,992
26,819
5,676
50,487
Segment income $
168,236
$
64,196
$
13,221
$
245,653
Other - segment
income
12,219
Unallocated
corporate
SG&A
(16,072)
Gain on involuntary
conversions
7,488
Loss on
disposal of
fixed assets
(104)
Operating
income
249,184
Other income,
net
14,081
Income
before
income
taxes
$
263,265
The following
table
shows the reconciliation
of net
sales to consolidated
results (in thousands):
Thirteen
Weeks
Ended
August 29,
2026
August 30,
2025
Total
reportable
segments
$
483,966
$
828,470
Other - segment
sales
55,641
94,132
Total
consolidated
net sales
$
539,607
$
922,602
Other
–
segment
sales
represent
sales
from
our
non-reportable
segments
which includes
co-pack
shell egg sales,
egg product
sales, hard-cooked
eggs and other
business activities.
Revenue
primarily
derives from
sales
throughout
the
U.S. The following table provides
revenue
disaggregated
by segment
and
by sales channel
which includes a
new industrial
channel
and
has
been recast
historically (in thousands):
Thirteen
Weeks
Ended
August 29, 2026
Retail Foodservice Industrial Other Total
Conventional
Shell Egg
$
161,604
$
25,600
$
1,102
$
3,553
$
191,859
Specialty
Shell Egg
208,611
18,396
9
2,096
229,112
Prepared
Foods
37,236
20,129
5,630
—
62,995
Other - segment
sales
35,367
2,069
18,088
117
55,641
$
442,818
$
66,194
$
24,829
$
5,766
$
539,607
Thirteen
Weeks
Ended
August 30, 2025
Retail Foodservice Industrial Other Total
Conventional
Shell Egg
$
407,244
$
69,958
$
1,342
$
7,979
$
486,523
Specialty
Shell Egg
241,110
26,266
279
1,924
269,579
Prepared
Foods
21,593
31,265
19,510
—
72,368
Other - segment
sales
60,536
2,667
30,869
60
94,132
$
730,483
$
130,156
$
52,000
$
9,963
$
922,602

Index

Retail
customers
include
primarily
grocery
and
supermarket
chains,
club
stores
and
other
retailers.
Foodservice
customers
include
primarily
distributors and
operators
serving restaurants
and
other away
-from-home
food
markets.
Industrial
customers
include
primarily
food
manufacturers
and
other customers
that
use our products
as ingredients or inputs
in further processing.
Note 10
- Commitments
and Contingencies
In re Shell
Eggs Litigation
Since
November
2025,
the
Company
has
been
named
as
a
defendant
in
several
lawsuits
filed
in
federal
courts
alleging
substantially
identical
claims,
including: (1)
the
following lawsuits
in the
Southern
District of Indiana:
(a) King Kullen
Grocery
Co., Inc.
v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 1:25
-cv-2274,
(b) Nineteenseventynine
LLC d/b/a
The Breakfast
Joynt
v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 1:25
-cv-2301,
(c) Taylor
Egg Products,
Inc.
v.
Cal
-Maine
Foods,
Inc., et al., Case
No.
1:25-cv-2554,
(d) Hudson
v.
Cal
-Maine
Foods,
Inc.
et
al., Case
No. 1:25
-cv-02573,
(e) Brandon
Huyler v.
Cal
-Maine Foods,
Inc.,
et
al., Case
No. 1:26
-cv-00135,
and
(f) Gloria Emery, Carol
Goldberg, and
Casey
Whalen v.
Cal
-Maine Foods,
Inc., et al.,
Case
No.
1:26
-cv-00193;
(2)
the
following lawsuits
in
the
Northern
District of
Illinois: (a)
Birchmans
Parisian,
LLC
(d/b/a
Lisciandro's
Restaurant)
v.
Cal
-Maine
Foods,
Inc., et al., Case
No. 1:25-cv-14030,
(b) Phil-N-Cindy's Lunch, Inc. v.
Cal
-Maine
Foods,
Inc.,
et
al.,
Case
No. 1:25
-cv-14082,
(c) Yell-O-Glow Corporation
v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 1:25
-cv-
15084,
and
(d) Tariq
Habash,
Delia Govea,
Andrew Phillips, and
Catalina
Torres v.
Urner Barry Publications,
Inc., Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 1:25
-cv-14112;
(3) the
following lawsuits
in the
Western
District of Wisconsin: (a) Matthew
Edlin
v.
Cal
-Maine
Foods, Inc.,
et al., Case
No. 3:25-cv-946,
(b) India
Price, Lakia Session, and
Karen Solomon
v. Cal
-Maine Foods,
Inc., et al.,
Case No. 3:25
-cv-1016; (c) Cheesecake
Funk LLC d/b/a
Cheesecake
Funk v. Cal
-Maine Foods,
Inc., et al., Case
No.
3:26-cv-00400,
(d) Philly Phlava
Original Steaks
and
Hoagies,
Inc.
v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 3:26-cv-00417;
(e) LPJJ
LLC
v.
Cal
-Maine
Foods,
Inc.
et
al., Case
No. 3:26
-cv-00425;
(f) C&L,
LLC, et
al. v.
Cal
-Maine
Foods,
Inc.
et
al.,
Case
No.
3:26
-cv-00454;
(g)
Angelica
Allison, et
al.
v.
Cal
-Maine
Foods,
Inc.,
et
al.,
Case
No.
3:26
-cv-00702;
and
(h)
Gutierrez Family
LLC, et
al. v.
Cal
-Maine
Foods,
Inc.
,
et
al., Case
No. 3:26-md-03175;
(4) a lawsuit in the Western
District of
Missouri: Ryan
v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 4:25
-cv-00999;
and
(5) the following lawsuits in the Central
District
of
California:
(a) DenWest
Restaurants,
Inc.,
et
al. v.
Cal
-Maine
Foods,
Inc.,
et
al., Case
No. 8:26
-cv-00949,
and
(b) DMSD
Restaurants,
Inc.,
et
al.
v.
Cal
-Maine
Foods,
Inc.,
et
al.,
Case
No.
2:26
-cv-04204.
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
The
above
actions
have
been
transferred
to
the
Western
District of
Wisconsin
for
multidistrict proceedings.
An initial judicial
management
conference
took
place
on
May
8, 2026,
where the
court
entered
an
initial case management
order, setting forth
deadlines
for
the
consolidated
complaints
and
initial briefing to
be
filed.
No discovery
has
taken
place in any
of the
actions.
The Company
disputes plaintiffs’
allegations
in each
of these
actions
and
intends to
vigorously defend
itself in these action
s.
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
states’
attorneys
general
sought to
join the
DOJ’s investigation
or requested
access
to the
confidential
disclosures by the
Company
to the
DOJ.
On or about
June 25, 2026, the
Company
entered into an agreement
with the DOJ
and 17 states’
attorneys
general to resolve
the
investigation,
subject to applicable
court approvals
and
procedures.
On June 29, 2026,
the United
States
and
certain
states
filed
a civil antitrust
complaint
against
the Company
alleging that the Company
and
certain
other defendants
coordinated
bidding to
manipulate
whole
benchmark
prices
and
simultaneously
filed
the
proposed
settlement
and
proposed
final
judgments.
The
settlement
with
the
United
States
is proceeding
through
the
Antitrust
Procedures
and
Penalties
Act, commonly
known
as
the
Tunney
Act, process
that includes
publication
of the proposed
judgment,
competitive
impact
statement,
public comment
period,
and
eventual
court
review before entry
of the
final judgment.
The Company
denied all wrongdoing or violations
of law and
no
fines
or penalties
were assessed
against
the
Company.
In
connection
with the
agreement,
the
Company
agreed to
implement
certain
antitrust
compliance
and
reporting measures,
to
donate
30
million eggs to
food
banks
and
non-profits,
and
paid
$
1.5
million to
the settling
states
to resolve the
matter.

Index

The
State
of
Washington
did not
join in this settlement
and
the Company
continues
to comply
with the State
of Washington’s
subpoena
and
cooperate
with its investigations.
Management
cannot
predict
the
eventual
scope,
duration
or outcome
of the
State
of Washington’s
investigation
and
is unable to
estimate
the amount
or range of
potential
losses, if any,
at
this time.
Kraft Foods
Global, Inc.
et al. v.
United Egg
Producers,
Inc. et al.
On September
25,
2008,
the Company
was named
as one
of several
defendants
in numerous
antitrust
cases involving the
U.S.
shell egg
industry.
The
Company
settled
all of
these
cases,
except
for
the
claims
of
certain
plaintiffs
who
sought
substantial
damages
allegedly
arising from
the
purchase
of
egg products
(as
opposed
to
shell eggs). These remaining
plaintiffs
are
Kraft
Food
Global, Inc.,
General
Mills, Inc., and
Nestle USA, Inc.
(the
“Egg Products
Plaintiffs”)
and,
until a
subsequent
settlement
was reached
as described
below, The Kellogg
Company.
On September
13,
2019,
the
case
with the
Egg Products
Plaintiffs
was
remanded
from
a
multi-district
litigation proceeding
in
the
United
States
District Court
for
the
Eastern
District of
Pennsylvania,
In
re
Processed
Egg Products
Antitrust
Litigation,
MDL No.
2002,
to
the
United
States
District Court
for
the
Northern
District of Illinois,
Kraft Foods
Global, Inc. et
al. v. United
Egg Producers,
Inc.
et
al., Case
No. 1:11
-cv-8808,
for
trial. The
Egg Products
Plaintiffs
alleged that
the
Company
and
other
defendants
violated
Section
1 of
the
Sherman
Act, by
agreeing to
limit the
production
of
eggs and
thereby
illegally raise the
prices that
plaintiffs
paid
for
processed
egg products.
In
particular,
the Egg Products Plaintiffs
attacked
certain
features
of the
United
Egg Producers
animal
-welfare guidelines and
program
used by
the Company
and
many
other egg producers.
On October
24, 2019,
the Company
entered
into a
confidential
settlement
agreement
with The Kellogg
Company
dismissing all
claims against
the Company
for an amount
that did not
have
a material
impact
on the
Company’s
financial
condition
or results
of
operations.
On November
11,
2019,
a
stipulation
for
dismissal
was
filed with
the
court,
and
on
March
28,
2022,
the court
dismissed
the Company
with prejudice.
The
trial of
this case
began
on October
17, 2023.
On December 1, 2023,
the jury
returned
a decision
awarding
the Egg Products
Plaintiffs
$
17.8
million in damages.
On November
6, 2024,
the court
entered
a final
judgment
against
the Company
and
other
defendants,
jointly
and
severally,
totaling
$
43.6
million after
trebling. On December
4, 2024,
the
Company
filed a
renewed
motion for
judgment
as a matter
of law or for
a new trial,
and a motion
to alter or amend
the judgment.
On December 13,
2024,
the
court
granted
defendants’
November
20,
2024
motion
to
stay
enforcement
of
the
judgment
and
entered
an
agreed order
requiring the
defendants
to
post
security
during post
-judgment
proceedings and
appeal,
and
stayed
proceedings to
enforce
the
judgment
until the disposition
of the post
-judgment motions
and ultimate
appeals.
On December 17,
2024, the
Company
posted
a
bond
in the
approximate
amount
of
$
23.9
million, representing
a
portion
of
the
total
bond
required
to
preserve the
right to
appeal
the
trial
court’s
decision.
Another
defendant
posted
a
bond
for
the
remaining
amount.
On November
19,
2025,
the
plaintiffs
filed a
motion
to lift stay
of proceedings
on attorney’s
fees and
costs, and
on December
5, 2025,
the defendants
filed
their
response
in
opposition
to
such
motion.
The
court
has
not
ruled
on
this
motion.
The
Company
intends
to
continue
to
vigorously defend
the claims
asserted
by the
Egg Products Plaintiffs.
If
the
jury’s
decision
is ultimately
upheld,
the
Company
would be
jointly
and
severally liable with other
defendants
for treble
damages,
or
$
43.6
million, subject
to
credit
for
certain
settlements
with
previous
settling
defendants,
plus
the
Egg Product
Plaintiffs’
reasonable
attorneys’
fees.
During our
second
quarter
of
fiscal
2024,
we
recorded
an
accrued
expense
of
$
19.6
million in
selling, general and
administrative
expenses
in the
Company’s
Condensed
Consolidated
Statements
of
Operations
and
classified as
other noncurrent
liabilities
in the Company’s
Condensed
Consolidated
Balance
Sheets. Although less than
the
bond
posted
by
the
Company,
the
accrual
represents
our
estimate
of
the
Company’s
proportional
share
of
the
reasonably
possible ultimate
damages
award,
excluding the
Egg Product Plaintiffs’ attorneys’
fees that
we believe would be approximately
offset
by
the
credits
noted
above.
We
have
entered
into
a
judgment
allocation
and
joint
defense
agreement
with the
other
defendants
remaining in the case.
Our accrual
may
change
in the future
to the
extent
we are successful
in further proceedings
in
the litigation.
State of
Oklahoma Watershed
Pollution Litigation
On June
18,
2005,
the
State
of
Oklahoma
filed suit,
in the
United
States
District Court for the
Northern District of Oklahoma,
against
Cal
-Maine
Foods,
Inc.
and
Tyson
Foods,
Inc.,
Cobb-Vantress,
Inc.,
Cargill, Inc., George’s,
Inc.,
Peterson
Farms,
Inc.
and
Simmons
Foods,
Inc.,
and
certain
of
their affiliates.
The
State
of
Oklahoma
claims
that
through
the
disposal of
chicken
litter the
defendants
polluted
the
Illinois River Watershed.
This watershed
provides water
to eastern
Oklahoma.
The complaint
sought
injunctive
relief and
monetary
damages,
but
the
claim
for
monetary
damages
was
dismissed
by the
court. Cal
-Maine
Foods,
Inc.
discontinued
operations
in
the
watershed
in
or
around
2005.
Since
the
litigation
began,
Cal
-Maine
Foods,
Inc.
purchased
100
%
of
the
membership
interests
of
Benton
County
Foods,
LLC,
which
is an
ongoing
commercial
shell egg
operation
within the
Illinois River Watershed.
Benton
County
Foods,
LLC is not
a
defendant
in the litigation. We also
have
a
number
of small
contract
producers
that
operate
in the area.

Index

The non-jury
trial in
the case began
in September
2009 and
concluded in
February 2010. On
January
18, 2023, the court
entered
findings of
fact and
conclusions of law in
favor of the State
of Oklahoma.
The court
found
the defendants
jointly and
severally
liable
for
state
law
nuisance,
federal
common
law
nuisance,
and
state
law
trespass.
The
court
also
found
the
producers
vicariously
liable for
the actions
of their contract
producers. On June
12, 2023,
the court
ordered the
parties to
mediate,
but
the
mediation
was
unsuccessful.
On June
26, 2024,
the district court
denied defendants’
motion
to dismiss the case.
On September
13, 2024, a
status hearing
was held and
the court
scheduled
an
evidentiary
hearing for
December
3, 2024,
to determine
whether
any
legal remedy
is available
based
on the
now 15-year
-old record and
changed
circumstances
of the
Illinois River Watershed
(the
“IRW”).
On December
9, 2025,
the court
entered
a final
judgment
imposing approximately
$
420,000
in total penalties
for
all
defendants
and
awarding
certain
non-monetary
remedies,
including injunctive
relief. Pursuant
to
the
final
judgment,
the
Company
is to
pay
approximately
$
70,000
in
penalties.
The
judgment
also
entitles the
State
of
Oklahoma
to
an
award
of
attorneys’
fees and
costs in an
amount
to be determined
at
a later
date.
The
injunctive
relief provides
for, among
other things, a
special master
to oversee
an
investigation,
develop
a remediation
plan
subject
to
court
approval,
and
provide
ongoing monitoring
of
remediation
projects,
the costs
of which will
be paid
jointly and
severally
by
the
defendants.
The
defendants
are
required
to
fund
$
10
million within
5 days
of
appointment
of
the
special
master,
and
ongoing
funding
requirements
of
$
5
million any
time
the
fund
is below
$
5
million. This
funding
obligation
is
expected
to
continue
for
the
30 years
term.
The
defendants
are
in
discussions
of
a
potential
expense
sharing
agreement;
however,
the
Company
does
not
currently
expect
to
have
a
material
share
of
the
funding.
The
injunctive
relief also includes
certain
annual
reporting
requirements
and
certain
requirements
on
future
operations
within
the
IRW
,
including
relating
to
removal
of litter, storage,
transportation,
disposal and
future
land
applications.
On
January
2, 2026,
the
Company
filed its
notice
of
appeal
to
the
United
States
Court
of
Appeals
for
the
Tenth
Circuit. On
January
16,
2026,
the
district court
stayed
the
monetary
portions of
the judgment
but declined
to stay
the injunctive
portions.
Effective
July 10,
2026, the
Company
and all other defendants
entered into a
settlement
agreement
with the State
of Oklahoma
that
provides
for
the
payment
of
funds
by
the
defendants
into
an
environmental
relief fund,
certain
restrictions
on
the
application
of
chicken litter in the IRW
and
certain
reporting and
reporting measures.
On July 15,
2026
,
the State
of Oklahoma
and all defendants
filed an unopposed
joint motion for
a stay in
light of the
settlement and
an unopposed
joint motion
to vacate
judgment.
On August 17,
2026, the
appeals
court denied
the parties’
motion
to vacate
the trial court’s
judgment
and
remanded
the
matter
back
to
the
trial
court
without
prejudice
,
and
granted
the
motion
to
stay
pending
further
order of
the
court.
The
settlement
remains
subject
to
applicable
court approvals
and
procedures
and
is not expected
to have
a material
impact
on the
Company’s
financial
condition
or results of operations.
Other Matters
In
addition
to
the above,
the Company
is involved in various
other claims
and
litigation incidental to
its business. Although
the
outcome
of these
matters
cannot
be determined
with certainty,
management,
upon
the advice
of counsel,
is of the opinion
that
the final
outcome
should not
have
a material
effect
on the
Company’s
consolidated
results of operations
or financial
position.
Note 11
- Subsequent
Events
On August
31,
2026,
the
Company,
as
borrower,
and
certain
of
its wholly-owned
direct and
indirect domestic
subsidiaries, as
guarantors,
entered
into a
Second
Amended
and
Restated
Credit Agreement effective
as of
that
date
(the “Credit Agreement”),
which
amend
ed
and
restate
d
the
Company’s
prior Amended
and
Restated
Credit Agreement
,
dated
November
15,
2021
(as
amended
from
time to time)
.
The
Credit Agreement
provides
for
a
senior unsecured
revolving credit facility in an
initial aggregate principal amount
of up
to
$
250
million (the
“Revolver”),
including a
$
25
million sublimit for
the
issuance
of
standby
letters of
credit and
a $
25
million
sublimit
for
swingline
loans
(collectively,
the
“Credit
Facility”).
The
Credit
Facility
also
includes
an
accordion
feature
permitting
the
Company,
with the
consent
of
the
administrative
agent,
to
increase
the
Credit Facility by up
to $
250
million in
the
aggregate
with one
or more
incremental
senior term loans
or an
increase in the
revolving commitments
under the
Revolver.
The Credit
Facility has
a term
of
five years
and
will
mature
on
August 31, 2031
.
Borrowings
under
the
Credit
Facility bear
interest, at
the
Company’s
election,
based
on
either the
Term
SOFR Rate
plus the
Applicable
Margin or
the Base
Rate
plus the Applicable
Margin, each
as defined
in the Credit Agreement.
The
Credit
Agreement
contains
customary
affirmative
and
negative
covenants,
including financial
covenants
requiring (i) a
maximum
Total Funded
Debt to Capitalization
Ratio tested quarterly
of no
greater than
50
% and
(ii)
maintenance
of Minimum
Tangible
Net Worth
at
all times
of
$
1.5
billion plus
50
% of
consolidated
net
income
(if net
income
is positive), less
permitted
restricted
payments
for each
fiscal quarter
after
May
30, 2026.

Index

ITEM
2.
MANAGEMENT’S
DISCUSSION
AND
ANALYSIS
OF
FINANCIAL
CONDITION
AND
RESULTS
OF
OPERATIONS
The following
“Management’s
Discussion
and Analysis
of Financial
Condition
and Results of Operations”
is provided to assist
readers
in understanding
the
Company’s
financial
performance
during the
periods
presented
and
significant
trends
that
may
impact
the
Company’s
future
performance.
The
following should
be
read
in conjunction
with Management’s
Discussion and
Analysis of Financial
Condition
and Results
of Operations
included in
Part II Item
7 of the Company’s
Annual
Report
on Form
10-K for
its fiscal year
ended May
30, 2026
(the “2026
Annual
Report”), and
the accompanying
financial
statements
and
notes
included
in Part
II
Item
8 of
the
2026
Annual
Report
and
in
Part I Item 1
of this Quarterly
Report
on Form 10
-Q (“Quarterly
Report”).
This Quarterly
Report
contains
numerous
forward
-looking statements
within the
meaning
of Section
27A of the
Securities Act
of
1933
(the
“Securities Act”)
and
Section
21E
of
the
Securities Exchange
Act of
1934
(the
“Exchange
Act”) relating
to
our
business,
including
potential
future
supply
of
and
demand
for
our
products,
potential
future
corn
and
soybean
price trends,
potential
future
impact
on
our
business
of
highly
pathogenic
avian
influenza
(“HPAI”),
estimated
future
production
data,
expected
construction
schedules,
projected
construction
costs, potential
future
impact
on our business
of inflation
and
changing
interest
rates,
potential
future
impact
on
our
business
of
new
legislation,
rules
or
policies,
potential
outcomes
of
legal
proceedings,
including
loss
contingency
accruals
and
factors
that
may
result
in
changes
in
the
amounts
recorded,
other
projected
operating
data,
including anticipated
results of operations
and financial
condition,
and
potential
future
cash
returns
to
stockholders
including the
timing and
amount
of
any
repurchases
under
our share
repurchase
program.
Such forward
-looking
statements
are
identified
by
the
use
of
words
such
as
“believes,”
“intends,”
“expects,”
“hopes,”
“may,”
“should,”
“plans,”
“projected,”
“contemplates,”
“anticipates,”
or
similar
words.
Actual
outcomes
or
results
could
differ
materially
from
those
projected
in the forward
-looking statements.
The forward
-looking statements
are based
on management’s
current intent,
belief,
expectations,
estimates, and
projections
regarding the Company
and
its industry. These
statements
are not
guarantees
of future
performance
and involve risks,
uncertainties, assumptions,
and other factors
that
are difficult
to predict and
may
be beyond
our
control.
The
factors
that
could
cause
actual
results to differ
materially
from
those projected
in the forward
-looking statements
include,
among
others,
(i) changes
in
wholesale
shell egg
market
prices,
(ii) changes
in
the
demand
for
shell eggs
and
our
prepared
foods
offerings,
(iii) increases in
feed
costs
for our shell egg operations
as well as increases in input
costs for
prepared
foods,
(iv) our
ability
to
predict
and
meet
demand
for
cage-free
and
other
specialty
eggs, (v)
the risks and
hazards
inherent in
shell egg, egg
products and
prepared foods
operations
(including, as
applicable, disease,
pests,
weather conditions,
and potential
for
product
recall), including but
not
limited to
the
current
outbreak
of
HPAI
affecting
poultry
in the
U.S.,
Canada
and
other
countries that
was first detected
in commercial
flocks in
the U.S.
in February
2022 and
that impacted
our flocks
in the third
and
fourth
quarters
of
fiscal
2024
and
again
in March
2026,
(vi) risks, changes,
or obligations
that
could result from
our recent
or
future acquisition
of new flocks
or businesses,
such as
our acquisition
of Echo Lake
Foods completed
June 2, 2025,
and
risks or
changes
that
may
cause
conditions
to
completing
a pending
acquisition
not to
be met
,
(vii)
our ability to
successfully integrate
and
manage
recently
acquired
businesses,
like
Echo
Lake
Foods,
and
realize
the
expected
benefits
of
such
acquisitions,
including
synergies,
cost
savings,
reduction
in
earnings
volatility,
margin
expansion,
financial
returns,
expanded
customer
relationships,
or sales
or growth
opportunities,
(viii) our ability
to
produce,
supply
and
distribute shell eggs and prepared
foods
efficiently
and reliably,
(ix) our
ability to compete
effectively
with existing
competitors
and new market
entrants,
retain existing
customers,
acquire
new customers
and
grow our product
mix including our prepared
foods
product
offerings, (x) the impacts
of
government,
customer
and
consumer
reactions
to
high market
prices for
eggs, including, without
limitation,
potential
new or
expanded
government
regulations, (xi) risks relating to potential
changes
in inflation, interest
rates and
trade
and
tariff
policies,
(xii) the loss
or expiration
of
any
registered trademarks
or other
intellectual
property
that
we use in our business, (xiii) adverse
results
in
pending
litigation
and
other
legal
matters,
and
(xiv) global instability,
including as
a
result of
geopolitical
conflicts
and
other
uncertainties
and
(xv) the
risk factors
set forth
in Part I Item
1A Risk Factors of
our 202
6
Annual
Report, as
well
as
those
included
in other
reports
we file from
time
to
time
with the Securities and
Exchange
Commission
(the “SEC”) (including
our
Quarterly
Reports
on
Form
10-Q
and
Current
Reports
on
Form
8-K). The
actual
timing,
number
and
value
of
shares
repurchased
under
our
share
repurchase
program
will be
determined
by
management
in its discretion
and
will
depend
on
a
number
of
factors,
including
but
not
limited
to,
the
market
price of
our
Common
Stock
and
general
market
and
economic
conditions.
The
share
repurchase
program
may
be
suspended,
modified
or
discontinued
at
any
time
without
prior
notice.
Readers are
cautioned
not to place
undue
reliance on
forward
-looking statements
because,
while we
believe the assumptions
on
which the
forward
-looking statements
are based are reasonable,
there can
be no assurance
that these forward
-looking statements
will
prove
to be accurate.
Further, forward
-looking statements
included herein are
made
only as
of the
respective dates
thereof,
or if no
date
is stated, as
of the
date
hereof. Except
as otherwise required
by law, we disclaim
any
intent or obligation
to
update
publicly these
forward
-looking statements,
whether because
of new information,
future
events, or otherwise.

Index

COMPANY
OVERVIEW
Cal
-Maine
Foods,
Inc.
(“Cal
-Maine
Foods,”
the
“Company,”
“we,” “us,”
“our”)
is the
largest egg company
in the
U.S.
and
a
leading
player
in the
egg-based
food
industry,
headquartered
in Ridgeland,
Mississippi. With a
strong national
footprint,
Cal-
Maine
Foods provides
nutritious, affordable,
and
sustainable
protein to
millions of households
every day.
The
Company’s
shell
egg
portfolio
spans
the
full
egg
value
ladder
—from
conventional
to
specialty,
including
cage-free,
nutritionally
enhanced,
organic,
brown,
pasture
-raised
and
free-range
eggs—serving
retail,
foodservice
,
and
industrial
customers
nationwide.
Cal
-Maine
Foods
also
participates
in
the
growing prepared
foods
sector,
with
offerings
such
as
pre-
cooked
egg patties, omelets,
folded
and
scrambled
egg formats,
hard
-cooked
eggs, pancakes,
waffles,
and
specialty
wraps. Our
branded
portfolio
includes
Eggland’s
Best®,
Land
O’Lakes®,
Farmhouse
Eggs®,
4Grain®, Sunups®,
Van’s®,
MeadowCreek
Foods®, and
Crepini®.
We
sell
our
products
to
a
diverse
group
of
customers
located
throughout
the
majority
of
the
U.S., including
national
and
regional
grocery
store
chains,
club
stores, companies
servicing independent
supermarkets
in the
U.S., foodservice
distributors
serving
restaurants,
convenience
stores,
healthcare
and
education
facilities,
and
hotels
and
food
manufacturers
and
other
customers
that
use
our products
as ingredients or inputs
in further processing,
and
we aim to
maintain
efficient,
state
-of-the-art
operations
located
close to our customers.
Our fiscal year
ends on the
Saturday
closest to May 31.
Each
of the
three-month
periods ended
on August 29,
2026
and
August
30,
2025
included 13
weeks. All
references
herein to a
fiscal year
or quarter
means
our fiscal year
or quarter,
as applicable,
and
all references
to a
year
mean
a calendar
year.
Our
strategy
includes
three
primary
priorities: expanding
specialty
shell eggs and
prepared
foods,
pursuing disciplined
growth
through acquisitions
and
leveraging our scale,
vertical integration,
operational
excellence and
financial
strength.
Our
operating
results are
materially
impacted
by
market
prices for
eggs and
feed
grains (corn
and
soybean
meal),
which are
highly
volatile,
independent
of
each
other,
and
out
of
our
control.
Generally,
higher
market
prices for
eggs have
a
positive
impact
on our financial
results while higher market
prices for feed
grains have
a negative
impact
on our financial
results.
We
sell our shell eggs under
market
-based,
hybrid,
and
cost-plus
pricing arrangements.
Hybrid arrangements
incorporate
both
wholesale
market
prices and
production
costs.
Cost-plus
arrangements
are
based
on production
costs and
include grain-based
pricing. Approximately
half
of
our
conventional
shell egg sales
are
priced based
on
wholesale
market
prices. The
remaining
approximately
half
are priced under
hybrid and
cost-plus arrangements,
with grain-based pricing representing one
form
of cost-
plus pricing.
Most
of
our
specialty
shell egg sales
are
priced based
on
production
costs,
although
some cage
-free eggs are sold
under
market
-based
arrangements.
As a
result,
specialty
shell egg prices
generally
fluctuate
less than
conventional
shell egg
prices.
We do
not sell eggs
directly to
consumers
or set retail egg prices.
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
shell egg
sales (and
have
incurred, and
may
incur
in the
future,
net
losses) in our
first and
fourth
fiscal
quarters
ending
in August/September
and
May/June,
respectively.
For example,
we incurred a
net loss in the
fourth quarter
of fiscal 2026 and
first quarter
of fiscal
2027
.
Additionally,
demand
for
specialty
shell eggs
may
increase
when
conventional
shell egg prices are
significantly
higher, resulting in
higher sales
volume
for
specialty
shell eggs.
Because
of
the
seasonal
and
quarterly
fluctuations,
comparisons
of
our
sales
and
operating
results
between
different
quarters
within a single fiscal year
are not
necessarily meaningful
comparisons.
Our industry
has
been
greatly
impacted
by
several
outbreaks
of
HPAI
in recent years.
Following
the HPAI
outbreaks
in 2015,
there were no
reported
significant outbreaks
of HPAI
in the commercial
table
egg layer flocks until
February through
December
2022.
Thereafter,
there were no HPAI
cases affecting
commercial
layers until November
2023.
Since 2023,
outbreaks
of HPAI
have
continued
to
occur
in U.S. poultry
flocks.
In
2024
and
2025,
40.2
million and
45.2
million commercial
layer
hens
and
pullets were
depopu
lated
due
to
HPAI,
respectively.
To date
in 2026, through
September
28, 2026,
19.2 million layer hens
and
pullets have
been depopulated
due to
HPAI.
However,
the recent
recovery of
the layer
hen population
in the U.S. appears
to be
outweighing
the impact
of depopulation.

Index

An important
competitive
advantage
for Cal
-Maine Foods
is our ability to meet
our customers’
evolving needs
with a favorable
mix of
branded
and
private
-label products
of conventional
and
specialty
shell eggs,
including cage-free, nutritionally
enhanced,
organic,
brown, pasture
-raised and
free-range eggs, as well as
prepared
foods
and
egg products.
The
Company
previously
operated
as one
operating
and
reportable
segment. Effective
in the fourth
quarter
of fiscal
2026,
the
Company
determined
its operations
are
organized
into
three
reportable
operating
segments:
(1) Conventional
Shell Eggs; (2)
Specialty
Shell Eggs; and
(3) Prepared
Foods.
As we expanded
our
prepared
foods
product
offerings
throughout
fiscal
2026,
these
operating
segments
align
with
how
the
Company’s
management
reviews operating
results and
makes
decisions
about
resource
allocation
and
strategic initiatives. All prior
fiscal year
periods have
been recast
to reflect the
new reportable
segments.
For
further
information
on
our
reportable
segments,
see
Note 9 – Segment Reporting
in Part
I, Item
1. Notes
to
Condensed
Consolidated
Financial
Statements.
ACQUISITIONS
Throughout
our history,
we have
acquired
other businesses
in our industry.
Since 1989,
we have
acquired
and
integrated
28
businesses.
During
the
last
completed
fiscal
year
and
to
date
in
fiscal
2027,
we
have
made
the
following
significant
acquisitions.
Effective
July 10,
2026,
the
Company
acquired
the
Eggland’s
Best®
franchise
territory in
the
Northeast
for
$25 million. The
acquisition
gives the
Company
the
exclusive
right to
distribute
and
sell
Egg-Land’s
Best®
and
Land
O’ Lakes®
branded
eggs
in Maine,
Massachusetts,
New Hampshire,
Rhode
Island,
and
select key areas
in Vermont,
New York, and
Connecticut.
Effective
May
12, 2026,
we acquired
certain
assets
of the
Van’s
Foods (“Van’s”)
business of
Sara
Lee Frozen Bakery,
LLC for
approximately
$24.8
million. The
assets
acquired
are
expected
to
help
support
our
strategy
to
diversify
our
business
model,
grow in prepared
foods
business-to-retail, and
deliver greater value
across the
supply chain.
Effective
March
2, 2026,
we acquired
the shell egg, egg
products,
and
prepared
foods
assets
of Creighton
Brothers LLC
and
its
affiliate
Crystal
Lake
LLC
(collectively,
“Creighton”),
for
approximately
$129.3
million.
The
acquired
assets
include
commercial
shell egg production
and
grading with
capacity
of
approximately
3.2 million layers, including 500 thousand
cage-
free
layers,
and
865
thousand
pullets, a
feed
mill, and
1,007
acres
of
land,
as
well as an
egg products
and
hard
-cooked
egg
processing facility
located
near
Warsaw,
Indiana.
The transaction
expands
the geographic
scale of
our shell egg
platform
while
also adding
nearby
liquid egg capacity
that
we believe will
strengthen
our integrated
value
chain.
Effective
October
10,
2025,
we
acquired
certain
assets
of
Clean
Egg, LLC
(“Clean
Egg”) based
in
Langwood,
Texas,
for
approximately
$23.7 million. The assets
acquired
included 677 thousand
brown cage-free and
free-range layers
and
pullets, and
other inventory,
machinery
and
equipment
related
to its contract
production
and
egg processing business.
Effective
June 2, 2025,
we acquired
Echo Lake
Foods, LLC and
certain
related companies
(collectively
“Echo Lake Foods”)
for
approximately
$289.5
million.
Echo
Lake
Foods
is based
in
Burlington,
Wisconsin
and
produces,
packages,
markets
and
distributes
prepared foods,
including
pre-cooked egg
patties, omelets,
folded and
scrambled egg formats,
pancakes
and
waffles.
The
acquisition
has
expanded
our
prepared
foods
product
line and
customer
base.
Our
previously
announced
projects
to
increase efficiency
and
expand
production
capacity
are ongoing and
expected
to continue
throughout
mid to late
fiscal 2027.
EXECUTIVE
OVERVIEW
For
the
first quarter
of
fiscal
2027,
we recognized
net
sales
of
$539.6
million and
a
net
loss of
$56.2
million. We
recorded
a
gross profit of
$403
thousand
compared
to $311.3
million for the first quarter
of fiscal
2026.
The decrease
in gross profit was a
result of
a
decrease
in the
net
average
selling price of
shell eggs, primarily conventional
shell egg
prices, and
to a
lesser extent,
a decrease
in volumes
of specialty
eggs sold and prepared
food
sales.
Our
average
conventional
shell egg
price
per dozen
for
the
first quarter
of
fiscal
2027
declined
59.3%
compared
to
the
first
quarter
of
fiscal
2026.
Average
specialty
shell egg price per dozen declined
10.7%
compared
to the
first quarter
of fiscal
2026.
Egg prices
have
declined
with the
repopulation
of
the
egg layer
flock
during fiscal
2026.
According to
the
USDA, the size
of
the
layer
hen
flock
was
318.7
million hens
at
September
1, 2026,
compared
to
the
five-year
average
of
312.1
million hens.
American
Egg Board
estimates
the
U.S. laying flock
as
of
June
2026
at
336–343
million hens, based
on producer
assessment
data
collected
across
the
commercial
egg industry,
materially
above
USDA’s
published
estimate
and
further
indicative
of
abundant
egg supplies.
According
to
the
USDA, egg-type
chicks
hatched
during August
2026
totaled
50.8
million, down
12
percent
from
August 2025.

Index

In
the first
quarter of
fiscal 202
7, prepared
foods
accounted
for $63.0
million or 11.7% of
our net sales.
Prepared
food
sales for
the
first quarter
of
fiscal
2027
decreased
$9.4
million, compared to
the first quarter
of fiscal
2026, primarily
due to
temporary
reductions
in production
volumes
as
we continue
our
production
expansion
and
optimization
efforts
that
began
in mid-fiscal
2026.
Wholesale
shell egg prices are
volatile,
cyclical, and
impacted
by
a
number
of
factors,
including consumer
demand,
seasonal
fluctuations,
the
number
and
productivity
of
laying hens
in the
U.S., outbreaks
of
agricultural
diseases
such
as
HPAI,
severe
weather
patterns
and
retailers go-to-market
strategies
and
how
they
manage
their inventories. We
believe the recent
decline in
wholesale
egg prices
primarily
reflects
improved
egg supply,
following disruptions
associated
with HPAI
in fiscal
year
2025.
Compared
to
the
first
quarter
of
the
prior
fiscal
year,
improved
pipeline
availability
appears
to
have
reduced
the
need
for
accelerated
purchasing
or inventory
builds by
retailers and
foodservice
operators.
As a
result, wholesale
shell egg prices have
declined,
while retail
shell egg prices
have
adjusted
more gradually.
RESULTS
OF OPERATIONS
CONSOLIDATED
RESULTS
Thirteen
Weeks
Ended
2027 Compared
to
2026 Compared
to
August 29,
2026
August 30,
2025
August 31,
2024
2026
% Change
2025
% Change
Net sales $ 539,607 $ 922,602 $ 785,871 (41.5) % 17.4%
Operating
income
(loss)
(82,165) 249,184 186,957 (133.0) 33.3
Total
other income
7,969 14,081 10,996 (43.4) 28.1
Income
tax
expense
(benefit)
(17,992) 64,158 48,363 (128.0) 32.7
Less:
Net income
(loss)
attributable
to noncontrolling
interest 2,411 (233) (386) (1,134.8) (39.6)
Net income
(loss) attributable
to Cal
-Maine Foods,
Inc.
$ (58,615) $ 199,340 $ 149,976 (129.4) % 32.9%
Net Sales
Net sales
for
the
first quarter
of
fiscal
year
2027
was
$539.6
million compared
to
$922.6
million in the
first quarter
of
fiscal
2026,
a
decrease
of
$383.0
million or 41.5%.
The
decrease
was
primarily
due
to
the
decrease
in prices
for conventional
shell
eggs, as
the
layer
population
recovered
from
the HPAI
outbreaks.
For further discussion,
refer to “Segment
Results” within this
section.
Net sales
for
the
first quarter
of
fiscal
year
2026
was
$922.6
million compared
to
$785.9
million in the
first quarter
of
fiscal
2025, an
increase
of
$136.7
million
or
17.4%.
The
increase
was
primarily
due
to
acquisitions
within
our
Prepared
Foods
segment
as well as
an
increase in specialty
volumes
and
increases in prices for conventional
and
specialty
shell eggs.
Operating
Income
(Loss)
For the
first quarter
of fiscal
2027, operating
loss was $82.2
million compared
to operating
income
of $249.2
million in the first
quarter
of
fiscal
2026,
a
decrease
of
$331.3
million, or 133.0%.
The
decrease
was primarily attributable
to the
loss within our
Conventional
Shell Eggs segment as
the sales
price declined
from
the comparable
prior year period.
For the first
quarter of
fiscal 202
6, operating income
was $249.2
million compared
to operating
income
of $187.0
million in the
first quarter
of
fiscal
2025,
an
increase
of
$62.2
million, or 33.3
%. The
increase
was
primarily
attributable
to
the
increase
of
sales prices for
conventional
and
specialty
shell eggs
and
contributions
from
our prepared
foods
segment.

Index

Other Income
(Expense)
Total
other
income
(expense)
consists
of
items
not
directly charged
to,
or related
to,
operations
such
as
interest
income
and
expense,
equity
in income or loss of
unconsolidated
entities, and
patronage
dividends, among
other items.
Patronage
dividends
are paid
to us from
our membership
in the EB cooperative.
We
recorded
interest
income
of
$8.3
million in the
first quarter
of fiscal
2027, compared
to $13.0
million in the first quarter
of
fiscal 202
6, primarily
due to lower
average
cash and
cash equivalents
and
investment
securities available
-for-sale balances
.
We
recorded
interest
expense
of
$247
thousand
and
$150
thousand
in
the
first
quarter
of
fiscal
2027
and
2026,
respectively,
primarily
related
to commitment
fees under
our Credit Facility (defined
below).
For the
first quarter
of
fiscal 2026,
we earned
$13.0
million of interest income
compared
to $9.9
million for the same
period
of
fiscal 2025
,
primarily
due to higher average
cash and
cash equivalents
and investment
securities available
-for-sale balances
and
higher yields.
We
recorded interest
expense
of $150 thousand
and $160
thousand
for the
first quarters
of fiscal
2026
and
2025,
respectively,
primarily
related
to commitment
fees under
our Credit Facility.
Income
Taxes
For the first
quarter of
fiscal 202
7, we recognized a pre
-tax
loss of $74.
2
million, compared
to pre-tax
income
of $263.3
million
in
the
first
quarter
of
fiscal
2026.
We
recorded
an
income
tax
benefit
of
$18.0
million for
the
first quarter
of
fiscal
2027,
reflecting an
effective
tax
rate
of
24.2%. For the
first quarter
of fiscal
2026, we recorded
income
tax
expense
of $64.2
million,
reflecting an
effective
tax
rate
of
24.4%. For the
first quarter
of fiscal
2025,
we recorded income
tax
expense
of
$48.4
million,
reflecting an
effective
tax
rate of
24.4%.
Items
causing
our
effective
tax
rate to
differ from
the federal
statutory
income
tax
rate of
21% are
state
income
taxes,
certain
federal
tax
credits and
certain
items included
in income or loss for financial
reporting purposes
that
are not
included in taxable
income
or loss
for income
tax
purposes, including tax
exempt
interest income,
certain
nondeductible
expenses,
and
net income
or loss
attributable
to noncontrolling
interest.
Net Income
(Loss) Attributable
to Noncontrolling
Interest
Net income
attributable
to
noncontrolling
interest
was
$2.4
million for
the
first quarter
of
fiscal
2027
compared
to net
loss
of
$233
thousand
and
$386
thousand
for
the
first
quarter
of
fiscal
2026
and
2025,
respectively.
The
increase
in net
income
attributable
to
noncontrolling
interest
compared
to
the
first quarter
of fiscal
2026
was due
to a
547%
increase in sales
volume
from
our joint
venture
Crepini Foods in
connection
with our ongoing expansion
project
.
Net Income
(Loss) Attributable
to Cal
-Maine Foods,
Inc.
Net loss
attributable
to
Cal
-Maine
Foods,
Inc.
for
the
first quarter
of
fiscal
2027
was
$58.6
million, or $1.26
per basic
share,
compared
to Net income attributable
to Cal
-Maine Foods,
Inc. of
$199.3
million, or $4.13 per basic
and
$4.12
per diluted share
for
the
first quarter
of fiscal
2026, and
net income
attributable
to Cal
-Maine Foods,
Inc. for
the first quarter
of fiscal
2025
was
$150.0
million, or $3.08
per basic and
$3.06
per diluted share
.
SEGMENT
RESULTS
Conventional
Shell Eggs
Thirteen
Weeks
Ended
2027 Compared
to
2026 Compared
to
August 29,
2026
August 30,
2025
August 31,
2024
2026
% Change
2025
% Change
Net sales $ 201,683 $ 498,433 $ 472,350 (59.5) % 5.5%
Cost of
sales
250,481 312,205 308,879 (19.8) 1.1
Selling, general
and
administrative 22,247 17,992 17,956 23.6 0.2
Segment income
(loss)
$ (71,045) $ 168,236 $ 145,515 (142.2) % 15.6%

Index

First Quarter
- Fiscal 202
7
compared
to fiscal 202
6
-
Net sales
decreased
$296.8
million, or 59.5
%
compared
to the
first quarter
of fiscal
2026, primarily
due to
a decrease
of
59.3%
in
prices
for
conventional
shell
eggs,
resulting
in
a
$293.3
million
decrease
in
net
sales.
Volumes
for
conventional
shell eggs were relatively
flat
compared
to the
first quarter
of fiscal
2026.
-
Cost
of
sales
decreased
$61.7
million, or 19.8%
compared
to the
first quarter
of fiscal
2026, primarily
due to
a 19.2%
decrease in
the cost per
dozen sold.
Cost per dozen
sold decreased
primarily
due to a 53.9%
decrease
in the price and
a
30.6% decrease
in volume
of outside
egg purchases
compared
to the
prior period.
-
Selling,
general, and
administrative
expenses
increased
$4.3
million, or 23.6
%
compared
to
the
first quarter
of fiscal
2026,
due to
a $
3.2
million increase
in delivery
expenses
primarily
due
to
rising fuel costs
as
well as the
addition
of
Creighton.
First Quarter
- Fiscal 202
6
compared
to fiscal 202
5
-
Net sales
increased
$26.1
million, or 5.5%
compared
to the
first quarter
of fiscal
2025, primarily
due to
an
increase of
2.8%
in prices
for
conventional
shell eggs, resulting in a
$13.7
million increase
in net
sales, as
well as an
increase
of
2.6% in
conventional
shell egg dozens sold, resulting
in a
$12.4
million increase
in net sales.
-
Cost
of
sales
increased
$3.3
million, or
1.1%
compared
to
the
first quarter
of
fiscal
2025,
primarily
due
to
a
2.6%
increase in
dozen
s
sold,
partially
offset
by a
1.5% decrease
in cost per dozen
sold.
Specialty
Shell Eggs
Thirteen
Weeks
Ended
2027 Compared
to
2026 Compared
to
August 29,
2026
August 30,
2025
August 31,
2024
2026
% Change
2025
% Change
Net sales $ 236,932 $ 275,590 $ 247,706 (14.0) % 11.3%
Cost of
sales
197,623 184,575 168,890 7.1 9.3
Selling, general
and
administrative 24,372 26,819 24,923 (9.1) 7.6
Segment income $ 14,937 $ 64,196 $ 53,893 (76.7) % 19.1%
First Quarter
- Fiscal 202
7
compared
to fiscal 202
6
-
Net sales
decreased
$38.7 million,
or 14.0
%
compared
to the first quarter
of fiscal
2026, primarily
due to
a decrease
of
10.7%
in prices
of
specialty
shell eggs, resulting in a
$28.3
million decrease
in net
sales
as
well
as
a
3.8%
decrease
in
specialty
dozens
sold, resulting in
a
$10.4
million decrease
in net
sales. The prior-year
period benefited
from
atypical
pricing relationships
between
conventional
and
specialty
shell eggs that
temporarily
accelerated
demand
for
certain
specialty
shell
egg
categories.
During
the
first
quarter
of
fiscal
2027,
lower volumes
reflected
a
more
historically
typical
demand
relationship
across the
conventional
and
shell egg
categories.
-
Cost
of
sales
increased
$13.0
million, or 7.1%
compared
to the
first quarter
of fiscal
2026, primarily
due to
an
11.3%
increase
in the
cost
per dozen
sold attributable
to increase
feed
and
production
costs, partially
offset
by
a
decrease
of
3.8%
in sales volume.
-
Selling, general,
and
administrative
expenses
decreased
$2.4
million, or 9.1%
compared
to
the
first quarter
of
fiscal
2026,
primarily
due
to
a
$3.2
million marketing
expense
reimbursement
,
partially
offset
by higher delivery costs
due
to rising fuel
.
First Quarter
- Fiscal 202
6
compared
to fiscal 202
5
-
Net sales
increased
$27.9 million,
or 11.3
%
compared
to the first quarter
of fiscal 202
5, primarily
due to an increase
of
8.5%
in specialty
dozens
sold, resulting in
a
$21.1
million increase
in net
sales
as
well as a
2.5% increase
in prices of
specialty
shell eggs, resulting
in a
$6.8 million
increase in
net sales.

Index

-
Cost
of
sales
increased
$15.7
million, or 9.3%
compared
to
the
first quarter
of
fiscal
2025, primarily
due to
an
8.5%
increase in
sales volume
.
-
Selling, general,
and
administrative
expenses
increased
$1.9
million, or 7.6%
compared
to
the
first quarter
of
fiscal
2026,
primarily due
to a
$1.3 million increase
in delivery
charges as
specialty dozens
sold increased
8.5% compared
to
fiscal 2025
.
Prepared
Foods
Thirteen
Weeks
Ended
2027 Compared
to
2026 Compared
to
August 29,
2026
August 30,
2025
August 31,
2024
2026
% Change
2025
% Change
Net sales $ 62,995 $ 72,368 $ — (13.0) % N.M. %
Cost of
sales
48,346 53,471 — (9.6) N.M.
Selling, general
and
administrative 6,807 5,676 — 19.9 N.M.
Segment income $ 7,842 $ 13,221 $ — (40.7) % N.M. %
N.M. –
Not Meaningful
First Quarter
- Fiscal 202
7
compared
to fiscal 202
6
-
Net
sales
decreased
$9.4
million, or
13.0%
compared
to
the
first
quarter
of
fiscal
2026,
primarily
due
to
a
19.3%
decrease
in pounds
sold, which
had
a
$14.0
million impact
on
net
sales, partially
offset
by
a
7.9%
increase
in price,
which
had
a
$4.6
million impact
on
net
sales.
The
decrease
in volumes
is primarily
due
to
temporary
reductions
in
production
volumes
as we continue
our production
expansion
projects
and
production
optimization
efforts
that
began
in mid-fiscal 2026.
-
Cost
of
sales
decreased
$5.1
million,
or 9.6%
compared
to
the first quarter
of fiscal
2026, primarily
due to
decreased
sales volume
of 19.3%,
partially
offset
by a
12.1% increase
in the cost per
pound
sold, due to
higher operating costs
to
support
our production
capacity
expansion
projects
and
lower sales volumes
.
-
Selling, general,
and
administrative
expenses
increased
$1.1
million, compared
to
the
first
quarter
of
fiscal
2026,
primarily
due to
increased
delivery charges
due to
rising fuel costs
.
Unallocated
Income
(Expenses)
Thirteen
Weeks
Ended
2027 Compared
to
2026 Compared
to
August 29,
2026
August 30,
2025
August 31,
2024
2026
% Change
2025
% Change
Other - segment
income
(loss)
$ (8,374) $ 12,219 $ 2,874 (168.5) % 325.2%
Unallocated
corporate
SG&A
(a) (24,609) (16,072) (16,996) 53.1 (5.4)
Gain (loss)
on involuntary
conversions — 7,488 (146) (100.0) (5,228.8)
Gain (loss)
on disposal
of
fixed assets (916) (104) 1,817 780.8 (105.7)
(a)
Unallocated
corporate
selling,
general
and
administrative
(“SG&A”)
expenses
primarily
consists
of
unallocated
corporate
overhead
costs,
administrative
expenses,
and
amortization
that
are
not
directly related
or allocated
to the
operating
segments.

Index

First Quarter
- Fiscal 202
7
compared
to fiscal 202
6
-
Other –
segment
loss was
$8.4
million,
a
decrease
of
$20.6
million, or 168.5
%
compared
to the
first quarter
of fiscal
2026.
The
decrease
was
primarily
due
to
a
65.3%
decrease
in egg products
sales
prices, partially
offset
by
a
56.2%
increase in
egg products
volumes
.
-
Unallocated
corporate
SG&A increased
$8.5
million, or 53.1
%, compared
to the
first quarter
of fiscal
2026, primarily
due
to
an
increase
in
insurance
expenses
and
an
increase
in
legal
and
professional
fees,
partially
offset
by
a
$2.5
million reduction
in contingent
liability earn
-out for
Fassio.
- In
the
first
quarter
of
fiscal
2026,
we recognized
a
$7.5
million gain
on
involuntary
conversions
related
to
business
interruption
insurance
recoveries
associated
with a weather
-related event
that
occurred in fiscal
2021.
First Quarter
- Fiscal 2026
compared
to fiscal 2025
-
Other –
segment
income
increased
$9.3
million, or 325.2%
compared
to
the
first quarter
of fiscal
2025.
The increase
was primarily
due to
a 35.9%
increase in egg products
sales price and
an
8.3% increase
in egg
products
sales volume.
-
Unallocated
corporate
SG&A decreased
$924 thousand,
or 5.4%, compared
to the
first quarter
of fiscal
2025,
due to
a
decrease
in insurance
expense,
slightly offset
by
higher legal and
professional
fees as
well
as additional
amortization
of intangibles
that
were acquired
from
our acquisition
in the first quarter
of fiscal
2026.
LIQUIDITY AND
CAPITAL
RESOURCES
Working
Capital
and
Current Ratio
Our working capital
was $1.3
billion at August 29, 2026
,
compared
to $1.4
billion at May
30, 2026.
The calculation
of working
capital
is defined
as
current
assets
less current
liabilities. Our current
ratio
was
7.7
at
August 29,
2026
and
at
May
30,
2026
.
The current
ratio is calculated
by dividing current assets
by current
liabilities.
Cash
Flows Provided by
(Used In)
Operating
Activities
For the
thirteen
weeks ended
August 29,
2026,
$101.4
million in net cash
was used
in operating
activities, compared
to $278.6
million provided
by
operating
activities
for
the
comparable
period
in fiscal
2026.
The
decrease
in cash
flow from
operating
activities
resulted
primarily
from
a
decrease
in
cash
collections
from
customers
as
a
result of
decreased
prices of
shell eggs
compared
to the
prior fiscal year
period.
Cash
Flows Provided by
(Used in)
Investing
Activities
For
the
thirteen
weeks
ended
August
29,
2026,
$110.7
million in
net
cash
was
provided
by
investing
activities,
primarily
relating
to
sales
of
investment
securities, compare
d
to
$409.7
million used
in investing
activities
in the
same
period
of
fiscal
2026,
primarily
related
to
the
Echo
Lake
acquisition
.
Purchases
of
investment
securities were $49.6 million during the thirteen
weeks ended
August 29,
2026,
and
sales
and
maturities
of
investment
securities were $211.8
million. Sales and
maturities
of
investment
securities
were $181.1
million in the
prior fiscal
year
period
while purchases
of
investment
securities were $270.3
million during
the
period.
Cash
paid
for
the
EB
franchise
territory
acquisition
was
$25
million in
the
thirteen
weeks ended
August 29
,
2026.
Cash
paid
for
business
acquisitions,
net was
$275.3
million in the prior-year period, related
to the
Echo Lake
acquisition.
Purchases
of
property,
plant
and
equipment
were $26.6
million and $45.3
million in the first quarter
of fiscal
2027
and
2026, respectively,
primarily reflecting progress
on our construction
projects.
Cash
Flows Used in Financing
Activities
For
the
thirteen
weeks ended
August 29,
2026,
$5.1
million in net
cash
was
used
in financing
activities,
compared
to
$114.2
million used
in financing
activities
in the
same
prior fiscal
year
period,
primarily
relating to
payment
of
dividends
in the
first
quarter
of
fiscal
2026
.
Purchases
of
common
stock
by
treasury
were $5.1
million during the
thirteen weeks
ended
August 29,
2026,
primarily
due
to
the
repurchase
of
common
stock
under
the
Company’s
share
repurchase
program.
There
were
no
dividends paid
in the first quarter
of fiscal
2027,
compared
to $114.2
million paid in the same
period of
fiscal 2026
.

Index

Net Change
in Cash
and
Cash
Equivalents
As of
August 29,
2026
,
cash
,
cash
equivalents
and
restricted
cash
increased
$4.2
million since May
30, 2026,
compared
to
a
decrease
of
$245.3
million
during
the
same
period
of
fiscal
2026.
The
increase
during
the
first
quarter
of
fiscal
2027
is
primarily
due to
sale and
maturities
of investment
securities, offset
by the
cash
used in operations.
The decrease
during the first
quarter
of fiscal
2026
was primarily due
to the
use of
cash
for the
Echo Lake
Foods.
Credit Facility
On
November
15,
2021,
we
entered
into
an
Amended
and
Restated
Credit
Agreement
that
provided
for
a
senior
secured
revolving credit
facility,
in an
initial aggregate principal amount
of up
to $250
million with a five-year
term expiring November
31, 2026.
On August
31,
2026,
we entered
into
a Second
Amended
and
Restated
Credit Agreement effective
as of
that
date
(the “Credit
Agreement”),
which amended
and restated
the Company’s
Amended and
Restated
Credit Agreement, dated
November 15,
2021
(as
amended
from
time
to
time). The
Credit Agreement
provides
us with
a
senior unsecured
revolving credit
facility
with an
initial aggregate
principal
amount
of
up
to
$250
million (the
“Revolver”),
including a
$25
million sublimit for
the issuance
of
standby
letters
of
credit
and
a
$25
million sublimit
for
swingline loans
(collectively,
the
“Credit
Facility”).
In
addition,
the
Credit Facility
includes
an
accordion
feature
permitting
us, with
the consent
of the
administrative
agent,
to increase
the Credit
Facility
by
up
to
$250
million in
the
aggregate
with
one
or
more
incremental
senior
term
loans
or an
increase
in revolving
commitments
under
the
Revolver.
The
Credit
Facility
has
a
term
of
five
years
and
will
mature
on
August 31,
2031.
As of
September
30,
2026,
no
amounts
were
borrowed
under
the
Credit
Facility
and
we had
$5.9
million in outstanding
standby
letters of
credit issued
under
our
Credit Facility for the
benefit
of certain
insurance
companies.
Refer to
Part I, Item
1. Notes to
Condensed
Consolidated
Financials,
Note 11 – Subsequent Events
, for further
information
regarding the Credit Facility and
the
Credit Agreement.
Share Repurchase
Program
In
February
2025,
the
Company’s
Board
of
Directors (the
“Board”)
approved
a
$500
million share repurchase
program.
The
share
repurchase
program
authorizes
the
Company,
in management’s
discretion, to
repurchase
shares
of
our
common
stock
from
time
to
time
for
an
aggregate
purchase
price
up
to
$500
million (exclusive
of
any
fees,
taxes,
commissions
or other
expenses
related
to
such
repurchases),
subject
to market
conditions
and
other factors.
The actual
timing, number
and
value
of
shares
repurchased
under
the
program
will be
determined
by
management
in its discretion
and
will
depend
on
a
number
of
factors,
including, but
not
limited to, the market
price of our common
stock and
general market
and
economic
conditions.
The
Company
repurchased
66,601
during the
first quarter
of fiscal
2027
and
no shares
during the first quarter
of fiscal
2026
under
the
program.
As of
the
end of
the first quarter
of fiscal
2027, we had
remaining authorization
to purchase
up to
$315.7
million
under
the
repurchase
program.
See
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
for
further
information.
Subsequent
to
the
first
quarter
of
fiscal
2027,
the
Company
repurchased
an
additional
$14.9
million in shares
under the
program
as of
September
24, 2026.
The Company
expects to strategically
and
opportunistically
repurchase
shares from
time to time
through solicited or unsolicited
transactions
in the
open
market,
in privately negotiated
transactions
or by other
means
in accordance
with securities laws. The
Company
expects
that
share
repurchases
under
the
program
will
be
funded
from
existing cash
balances
and
future
free cash
flow.
The share
repurchase
program does
not obligate
the Company
to repurchase any
specific amount
of shares,
does not
have
an
expirati
on date,
and
may
be suspended,
modified
or discontinued
at
any
time without
prior notice.
Dividends
In
accordance
with our variable
dividend policy,
we will
not pay
a cash
dividend to
holders of
our Common
Stock with respect
to
our first quarter
of fiscal
2027. The
Company
will
not pay
a dividend
for a
subsequent
profitable
quarter
until the Company
is profitable
on
a
cumulative
basis
computed
from
the
date
of the
last quarter
in which a dividend
was paid.
At the end
of the
first quarter
of
fiscal
2027,
the
amount
of
cumulative
losses to be recovered
before
payment
of a
dividend was
$94.5
million.
Refer
to
Part I, Item
1. Notes to Condensed
Consolidated
Financials,
Note 1 – Summary of Significant Accounting Policies
, for
further
information
regarding our variable
dividend policy.
Material
Cash
Requirements
Material
cash
requirements
for
operating
activities
primarily
consist
of
feed
ingredients, processing, packaging
and
warehouse
costs,
employee
related
costs,
maintenance
capital
expenditures
and
other
general
operating
expenses.
Our
material
cash

Index

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
2026
Annual
Report.
ITEM 3. QUANTITATIVE
AND QUALITATIVE
DISCLOSURES
ABOUT
MARKET RISK
There have
been no
material
changes
in our exposure
to market
risk during the thirteen weeks ended
August 29, 2026
from
the
information
provided
in Part II
Item
7A, Quantitative
and
Qualitative
Disclosures About Market
Risk in our 2026
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
on
an
evaluation
of
our
disclosure
controls
and
procedures
conducted
by
our
Chief
Executive
Officer
and
Chief
Financial
Officer,
together
with
other
financial
officers,
such
officers
concluded
that
our
disclosure
controls
and
procedures
were
effective
as of
August 29, 2026
at
the reasonable
assurance
level.
Changes
in Internal
Control
Over Financial
Reporting
There
was
no
change
in our
internal
control
over
financial
reporting that
occurred
during the
quarter
ended
August 29,
2026
that
has
materially
affected,
or is reasonably
likely to materially
affect,
our internal
control over
financial
reporting.

Index

PART
II. OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
Refer
to
the
discussion
of
certain
legal
proceedings
involving
the
Company
and/or
its
subsidiaries
in
(i) our
2026
Annual
Report,
Part
I
Item
3
Legal Proceedings,
and
Part
II
Item
8, Notes
to
Consolidated
Financial
Statements
and
Supplementary
Data,
Note
16
-
Commitments
and
Contingencies,
and
(ii)
in
this
Quarterly
Report
in
Note 10
- Commitments and
Contingencies
of
the
Notes
to
Condensed
Consolidated
Financial
Statements,
which discussions
are
incorporated
herein by
reference.
ITEM 1A.
RISK
FACTORS
There have
been no
material
changes
in the risk factors
previously disclosed in the
2026
Annual
Report.
ITEM 2. UNREGISTERED
SALES
OF EQUITY
SECURITIES
AND USE OF
PROCEEDS
The following
table
is a summary
of our
first quarter
fiscal 202
7
share repurchases:
Issuer Purchases
of Equity
Securities
Total
Number of
Maximum
Approximate
Shares
Purchased
Dollar
Value
of
Total
Number
Average
as Part
of Publicly
Shares
that May Yet
of Shares Price Paid
Announced
Plans
Be Purchased
Under
Period
Purchased
(a)
per Share Or Programs
the Plans
or Programs
(b)
05/31/26 to 06/27/26 66,601 $ 74.76 66,601 $ 315,747,008
06/28/26 to 07/25/26 271 87.25 — —
07/26/26 to 08/29/26 720 78.30 — —
67,592 $ 74.85 66,601 $ 315,747,008
(a)
As permitted under our Amended
and Restated 2012
Omnibus Long-Term Incentive
Plan, 991 shares
were withheld
by us during
the quarter as reflected
in this
column
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
2027,
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
10.1
Second Amended and Restated Credit Agreement, dated August 31, 2026, among Cal -Maine Foods, Inc., the Guarantors, the Lenders and BMO Bank N.A., as Administrative Agent (incorporated by reference to
Exhibit 10.1 to the Registrant’s Form 8-K, filed September 2, 2026)
31.1*
Rule 13a -14(a) Certification of the Chief Executive Officer
31.2*
Rule 13a -14(a) Certification of the Chief Financial Officer
32**
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
30, 2026
/s/ Max
P. Bowman
Max
P. Bowman
Vice
President, Chief
Financial
Officer
(Principal
Financial
Officer)
໿
Date:
September
30, 2026
/s/ Matthew
S. Glover
Matthew
S. Glover
Vice
President –
Accounting
(Principal
Accounting
Officer)
໿